Form 10-K
period 1993-12-31
FEDERAL MOGUL CORP
filed 1994-03-25
CIK 34879

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.   20549
                -------------------------------
                             FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of
                The Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1993
                 Commission File Number:  1-1511
                ----------------------------------

                     FEDERAL-MOGUL CORPORATION
       (Exact name of Registrant as specified in its charter)

       Michigan                                 38-0533580
     ------------                               -------------
(State or other jurisdiction of         (IRS Employer I.D. No.)
incorporation or organization)

    555 Northwestern Highway, Southfield, Michigan       48034
      (Address of Principal executive offices)       (Zip Code)

  Registrant's telephone no. including area code:  (810) 354-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                     Name of each exchange on
                                                which registered
- - - ---------------------                   -------------------------

Common Stock and Rights to purchase      New York and Pacific
   Preferred Shares                          Stock Exchanges
7 1/2% Sinking Fund Debentures
    due January 15, 1998                 New York Stock Exchange

The Registrant has no securities registered pursuant to Section
12(g) of the Act.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES   X                   NO
                        -----                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is as follows:

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,229,149,759 as of March 4, 1994 based on the reported last sales price as published for the New York Stock Exchange--Composite
Transactions for such date.

The Registrant had 35,498,910 shares of Common Stock outstanding as of March 4, 1994.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 1994 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Form 10-K.

PART I

FEDERAL-MOGUL CORPORATION


ITEM 1.  BUSINESS

Overview
- - - --------

Federal-Mogul Corporation (which together with its consolidated subsidiaries is referred to herein as "Federal-Mogul", the "Company" or "Registrant") is a global distributor and manufacturer of a broad range of non-discretionary parts, primarily vehicular components for automobiles, light trucks, heavy duty trucks and farm and construction vehicles and industrial products.
Through the Company's worldwide distribution network, Federal-Mogul sells replacement parts in the vehicular aftermarket ("Aftermarket" products). The Company also sells parts to original equipment manufacturers ("OE" products), principally the major automotive manufacturers in the United
States and Europe.

The Company was incorporated in 1924 under Michigan law to carry on a business begun in 1900. The Company's executive offices are located at 26555 Northwestern Highway, Southfield, Michigan
48034, telephone (810) 354-7700.

Vehicular components sold by Federal-Mogul include ball and roller bearings, suspension and steering parts, engine and transmission products, sealing devices, fuel pumps and related systems, and lighting and electrical components. Industrial products sold by the Company include ball and roller bearings, sealing products, and specialized heavy duty fluid-film bearings.

Federal-Mogul also manufactures heavy
wall bearings and precision forged powdered metal parts.
Sales of these products account for the balance of the Company's sales.

The following table sets forth the Company's net sales by market segment and geographic region as a percentage of total net sales.

                        Year Ended December 31,

                    --------------------------------------------
                    1993      1993     1992     1992    1991

                   Pro       Actual    Pro      Actual  Actual
                   Forma               Forma
                   (1)                    (2)
Aftermarket
 U.S. and Canada.     48%      43%      44%      36%     34%
 International        18       20       19       19      19
Original Equipment
 U.S. and Canada      21       23       20       24      23
 International         8        8       10       13      13
Other (3)
 U.S. and Canada       3        3        4        4       6
 International         2        3        3        4       4

                     100%     100%     100%      100%     100%

(1) Pro forma for the acquisition of SPX Corporation's automotive aftermarket business ("SPR") in October 1993 as if such acquisition had occurred in January 1, 1993.

(2) Pro forma for the acquisition of TRW's automotive aftermarket business ("AAB") in October 1992 as if such acquisition had occurred on January 1, 1992.

(3) Sales of these products -- air bearing spindles, heavy wall bearings, and precision forged powdered metal parts -- are accounted for by the Company primarily as OE sales for financial reporting purposes. The Company's air bearing spindles operation was sold in May 1993.

Recent Acquisitions
- - - -------------------

     In line with the Company's strategy to emphasize Aftermarket product sales, the Company recently acquired two distributors of automotive Aftermarket products. The Company acquired AAB in October 1992 for approximately $220 million, and SPR in October 1993 for approximately $140 million (collectively, the "Acquisitions").
Primarily as a result of the Acquisitions, Federal-Mogul increased its Aftermarket combined net sales as a percentage of new sales from 53% in 1991 to 66% for 1993 on a pro forma basis as if SPR had been acquired on January 1, 1993. The
Acquisitions have enabled the Company to increase its presence as a distributor of Aftermarket products in North America and Europe, broaden its customer base, increase its product offerings and realize substantial cost savings.

SPR Acquisition. SPR, which had 1992 net sales of $163 million, is a distributor of engine and chassis components to the North
American aftermarket. The Company believes that the primary strategic benefits of the acquisition of SPR (the "SPR
Acquisition") include:

           Increased Customer Base -- The addition of SPR's customers has increased the Company's customer base. For example, SPR is a major distributor of components to machine shops, a distribution channel in which Federal-Mogul previously did not have a significant presence.

           Expanded Parts Coverage -- SPR is a major distributor of replacement parts for heavy truck, agricultural and construction equipment vehicles. Prior to the SPR Acquisition, Federal-Mogul had not been a major distributor of parts for these vehicles, the market for which currently represents a significant portion of worldwide replacement parts sales. As result of the SPR Acquisition, the Company is able to offer, for the first time, a complete set of agricultural and heavy truck engine parts in the form of an engine kit.

           Consolidation of Distribution Systems -- The Company expects to achieve significant cost savings through the consolidation of the distribution systems of the two companies. Federal-Mogul and SPR have duplicate warehouse locations in 34 of the 36 cities served by the two companies in the United States and Canada. The Company intends to combine all of the overlapping facilities in these cities by early 1995.

     AAB Acquisition. In October 1992, the Company acquired from TRW Inc. the assets of AAB for approximately $220 million (the "AAB Acquisition"). AAB distributed a full line of suspension and steering parts and engine components to the vehicular Aftermarket in North, Central and South America as well as in Europe, Africa and the Middle East. Since the date of the AAB Acquisition, Federal-Mogul has completed the consolidation of the operations of the businesses. The Company believes that it will meet or exceed its projected total annual savings of approximately $21 million during and after 1995, with approximately $15 million of these savings having been realized during 1993 and approximately $20 million to be realized during 1994.

Aftermarket
- - - -----------

     The Company supplies a wide variety of Aftermarket products, including engine and transmission products (engine bearings, pistons, piston rings, valves, camshafts, valve lifters, valvetrain parts, timing components and engine kits, bushings and washers), ball and roller bearings, sealing devices (gaskets and oil seals and other high performance specialty seals), lighting and electrical components, and automotive fuel pumps, water pumps, oil pumps and related systems. The Company also sells steering and suspension parts which include such items as tie rod ends, ball joints, idler and pitman arms, center links, constant velocity parts, rack and pinion assemblies, coil springs, U-joints, engine mounts and alignment products.

     Federal-Mogul sells Aftermarket products under its own brand names, under brand names for which it has long term licenses such as TRW and Sealed Power, and also packages its products under third-party private brand labels such as NAPA and CARQUEST.

     The Company's Aftermarket business supplies approximately 150,000 part numbers to almost 10,000 customers, including more than 2,000 customers in North America and Europe added as a result of the Acquisitions. Federal-Mogul's customers are located in more than 90 countries around the world. For 1993, Aftermarket net sales in the United States and Canada represented 69% of total Aftermarket net sales, with net sales outside of the United States and Canada representing 31% of such sales. On a pro forma basis as if the SPR Acquisition had occurred on January 1, 1993, Aftermarket combined net sales in the United States and Canada represented 72% of total Aftermarket combined net sales for 1993.

     Domestic customers include industrial bearing distributors, distributors of heavy duty vehicular parts, machine shops, retail parts stores and independent warehouse distributors who redistribute products to local parts suppliers called jobbers. Internationally, the Company sells Aftermarket products to jobbers, local retail parts stores and independent warehouse distributors. Aftermarket sales to jobbers and local retail parts stores comprise a larger proportion of total international Aftermarket sales than of total domestic Aftermarket sales.

     Federal-Mogul's distribution centers in Jacksonville, Alabama; LaGrange, Indiana; Olive Branch, Tennessee; and Maysville, Kentucky (the "Distribution Centers") serve as the hub of the Company's domestic Aftermarket distribution network. Products are shipped from the Distribution Centers to North America service centers. For international sales, products are shipped through a facility in Port Everglades, Florida to seven international regional distribution centers and six Latin American branches.

     The Distribution Centers apply sophisticated computer technology which allows the Company to better manage its inventory and respond to customer needs. Techniques such as the Company's Reduced Inventory Management System, which was implemented in the fall of 1990, allow customers to reduce their inventories by providing them with the ability to order smaller quantities of products more frequently. This allows customers to increase their return on inventory investment.

Original Equipment
- - - ------------------

Federal-Mogul supplies original equipment ("OE") customers with a wide variety of parts under a number of well-established brand names, including Federal-Mogul and Glyco engine bearings, National and Mather oil seals, BCA ball bearings, Carter fuel systems and Signal-Stat and Switches electrical components. The Company manufacturers all of the OE products it sells. Customers consist primarily of automotive, heavy duty vehicle and farm and industrial equipment manufacturers. In 1993, pproximately 16% of the Company's net sales were to the three major automotive manufacturers in the United States, with General Motors Corporation ("GM") accounting for approximately 9% of the Company's net sales, Ford Motor
Company accounting for approximately 5% of the Company's net sales and Chrysler Corporation accounting for approximately 2% of net sales. In addition, the Company sells OE products to most of the major automotive manufacturers headquartered outside the United States. The Glyco facility in Germany sells OE products to Volkswagen, Daimler-Benz and BMW. The Company also sells Federal-Mogul engine bearings to Renault and Peugeot in France and to Fiat in Italy. In addition, the Company sells a small amount of OE products to certain Japanese manufacturers, including Nissan-Mexico and certain Toyota operations in the United States. Recently, the Company began exporting oil seals to Komatsu in Japan for heavy duty diesel engines. The remaining net sales in 1993 were divided among almost 10,000 customers.

Manufactured Products
- - - ----------------------

The Company manufactures the following vehicular and industrial components:

     Engine and Transmission Products -- The Company manufactures engine bearings and other engine and transmission products, including pistons, bushings and washers. Bimetallic engine bearings, bushings and washers are used in automotive, truck, industrial, construction and farm equipment applications. These products are marketed under the brand names of Federal-Mogul, Glyco and Sterling.

     Ball Bearings -- The Company manufactures ball bearings for use chiefly in farm and construction equipment, trucks, automobiles and some industrial machinery under the brand name
BCA. The Company also produces clutch and other specialty type precision ball bearings.

     Sealing Devices -- The Company manufactures a line of sealing products consisting of oil seals and other specialty seals, including oil bath seals and high performance sealing products. Sealing products are used in the automotive, truck, farm and off-highway construction equipment markets. Sealing devices are also supplied for aircraft, marine, stationary machinery and fuel power equipment. These products are marketed under the brand names of Bruss, Mather, and National.

     Lighting and Electrical Products -- The Company manufactures lighting and safety components for heavy duty truck applications, and electrical switches, controls and assemblies for vehicular applications. These products are marketed under the brand names of Switches and Signal Stat. The Company focuses on the heavy duty truck market segment where strict government regulations require that all lighting and electrical systems be operational at all times.

     Fuel Systems -- The Company manufactures a full line of automotive fuel pumps and related systems under the Carter brand name.

Other Business
- - - --------------

The Company also manufactures:

     Heavy Wall Bearings -- Braunschweiger Huttenwerk GmbH ("BHW"), an indirect, wholly-owned German subsidiary of the Company, manufacturers heavy wall bearings used primarily for large diesel engines in ships and stationary power plants. The Company also manufactures heavy wall bearings at facilities in Indiana and Brazil.

     Precision Forged Powdered Metal Parts -- The Company manufactures intricate component parts from compressed metal powders. These parts are used in applications requiring high fatigue strength, such as clutch races for automatic transmissions, engine connecting rods, and engine camshaft lobes.

Suppliers
- - - ---------

Federal-Mogul sells Aftermarket parts manufactured by other manufacturers as well as those produced by the Company and its subsidiaries. The products not manufactured by Federal-Mogul are supplied by over 600 companies. In 1993, no outside supplier of the Company provided products which accounted for more than 10% of the Company's net sales.

In connection with the acquisition of AAB, the Company and TRW entered into a Supply Agreement for an initial term of 15 years (the "Supply Period") pursuant to which TRW has agreed to supply to the Company parts manufactured by TRW and distributed by the Company. For the first five years of the Supply Period (the "Exclusive Period"), the Company will be an exclusive distributor of such TRW parts and thereafter will be a nonexclusive distributor for the remaining term of the Supply Agreement, subject to certain exceptions. Both the Exclusive Period and the Supply Period are automatically renewable for one-year periods thereafter, terminable on one year's notice by either party.

Employee Relations
- - - ------------------

On January 1, 1994, the Company had approximately 14,400 full-time employees of whom 8,800 were employed in the United States. Approximately 55% of the Company's U.S. employees are represented by one of four unions. Approximately 55% of the Company's foreign employees are represented by various unions. Each manufacturing facility of the Company has its own contract with differing expiration dates so no contract expiration date affects more than one facility. The Company believes its labor relations to be good.


Research and Development
- - - -------------------------

The Company is actively engaged in research and developments to improve existing products and manufacturing processes and to design and develop new products and materials. The development of superior quality control systems is a major focus as well.

Each of the Company's operating units is engaged in various engineering and research and development efforts. These efforts are conducted primarily at the Company's four major research centers as well as at several manufacturing locations.

Total expenditures for research and development activities were approximately $17.2 million in 1993, $18.2 million in 1992 and $20.3 million in 1991. The reduced research and development expenditures between 1991 and 1993 were in large part due to reduced spending at the Company's Glyco operation in Germany.

Environmental Regulations
- - - --------------------------

The Company's operations, in common with those of industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environment control activities were not material during 1993 and are not expected to be material in 1994 or 1995.

Raw Materials
- - - -------------

The Company does not normally experience supply shortages of raw materials. Although shortages may occur occasionally, the Company generally buys from many reliable long-term suppliers and purchases most raw material, purchased parts, components and assemblies from multiple sources.

Backlog
- - - -------

The majority of the Company's products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. For products supplied by outside suppliers, the Company generally purchases products from more than one source. The Company expects to be capable of handling the anticipated 1994 sales volumes.

Patents and Licenses
- - - ---------------------

The Company has a large number of patents which relate to a wide variety of products and processes, and has pending a substantial number of patent applications. While in the aggregate its patents are of material importance to its business, the Company does not consider that any patent or group of patents relating to a particular product or process is of material importance when judged from the standpoint of the business as a whole.


Competition
- - - ------------

The global vehicular parts business is highly competitive. The Company competes with many of its customers that produce their own components as well as independent manufacturers and distributors of component parts in the United States and abroad. In general, competition for such sales is based on price, product quality, customer service and the breadth of products offered by a given supplier. The Company has attempted to meet these competitive challenges through more efficiently integrating its manufacturing and distribution operations, expanding its product coverage within its core businesses, and expanding its worldwide distribution network.

       Information About International and Domestic Operations
       and Export Sales
       -------------------------------------------------------

The Company has both manufacturing and distribution facilities for its products, principally in the United States, Europe, Latin America, Mexico and Canada. Certain of these products, primarily engine bearings and oil seals, are sold to international original equipment manufacturers and vehicular aftermarket customers.

International operations are subject to certain risks inherent in carrying on business abroad, including expropriation and nationalization, currency exchange rate fluctuations and currency controls, and export and import restrictions. The likelihood of such occurrences and their potential effect on the Company vary from country to country and are unpredictable.

Aftermarket and original equipment sales by major geographical region were:

                               1993            1992        1991
                                  (Millions of Dollars)
                               --------------------------------
Aftermarket
  United States and Canada   $  683.8     $  460.5     $  377.4
  International                 309.1        239.5        205.1

Original Equipment
  United States and Canada      408.5        357.0        319.9
  International                 174.1        207.0        196.3


Total Sales                  $1,575.5     $1,264.0     $1,098.7


Detailed results of operations by geographic area for each of the years ended December 31, 1993, 1992 and 1991 appear in Note
11 to the Consolidated Financial Statements contained in Item 8 of this Report.

Executive Officers of the Registrant
- - - ------------------------------------

Set forth below are the names, ages (at December 31, 1993), positions and offices held, and a brief account of the business experience during the past five years of each executive officer.

D.J. Gormley (54)

     Chairman of the Board since May, 1990 and President and Chief Executive Officer since May 1989; Chief Operating Officer, February 1988 to May 1989; Executive Vice President, January
1986 to February 1988.   Mr. Gormley first became an executive
officer in 1980.

G.N. Bashara, Jr. (59)

     Vice President, General Counsel and Secretary since April
1987.  Mr. Bashara first became an executive officer in 1987.

J.B. Carano (44)

     Vice President and Controller since December 1992;
International Distribution Manager - Port Everglades, Florida,
February 1990 to November 1992; Group Controller - Worldwide
Aftermarket Operation January 1989 to February 1990. Mr. Carano first became an executive officer in 1992.

D.J. Davis (42)

     Vice President of the Company and Vice President of Chassis Operations since December 1993; Vice President of Ball Bearing Products November 1992 to December 1993; General Manager Ball Bearing Products October 1991 to November 1992; General Manager, Lighting and Electrical Division November 1987 to October 1991. Mr. D. J. Davis first became an executive officer in 1993.

J.O. Davis (45)

     Vice President, Distribution and Logistics, Worldwide Aftermarket Operation since December 1993; General Manager, Lighting and Electrical Division October 1992 to December 1993; Plant Manager, Lighting and Electrical Division January 1989 to October 1991. Mr. J. O. Davis first became an executive officer in 1993.

J.M. Eastman (57)

     Vice President - Employee Relations since January 1980; Mr.
Eastman first became an executive officer in 1980.

R.F. Egan (47)

     Vice President of the Company and Vice President of
Automotive Sales - Worldwide Aftermarket Operation since December
1993; Vice President of Automotive Sales - Worldwide
Aftermarket Operation November 1992 to December 1993; National Sales Manager, Automotive Aftermarket - Worldwide Aftermarket Operation May 1985 to November 1992. Mr. Egan first became an executive officer in 1993.

T.J. English (53)

     Vice President - Information Services since March 1989.
Director of Information Services, November 1983 to March 1989; Mr. English first became an executive officer in 1989.

C.B. Grant (49)

     Vice President - Corporate Development since December 1992;
Vice President and Controller, May 1988 to December 1992.  Mr.
Grant first became an executive officer in 1985.

S.G. Heim (41)

     Assistant Secretary and Associate General Counsel since May
1988; Associate Genera Counsel since June 1987; Ms. Heim first became an executive officer in 1988.

A.C. Johnson (45)

     Vice President of the Company and Vice President of Powertrain Operations - Americas since December 1993; Vice President and General Manager of Seal Operations November 1992 to December 1993; General Manager, Oil Seals Operations January 1990 to November 1992; Manager, Worldwide Distribution Center August 1988 to January 1990. Mr. Johnson first became an executive officer in 1993.

F.J. Musone (49)

     Vice President of the Company and President of Worldwide Manufacturing since November 1993; President of Chassis Products Operation January 1989 to November 1993; Vice President and General Manager - Federal-Mogul Service, January 1986 to January 1989. Mr. Musone first became an executive officer in 1986.

W.A. Schmelzer (53)

     Vice President and Group Executive, Engine and Transmission
Products - Europe since January 1992; General Manager, Engine and
Transmission Products - America April 1987 to December 1991.  Mr.
Schmelzer first became an executive officer in 1992.

W.G. Smith (44)

     Vice President of the Company and President of Worldwide Aftermarket Operation since January 1989; Vice President and General Manager - North American Aftermarket, February 1988 to January 1989; General Manager North American Aftermarket, August 1987 to February 1988. Mr. Smith first became an executive officer in 1988.

M.J. Viola (39)

     Vice President and Treasurer since December 1992; Director of Corporate Finance, April 1992 to December 1992; Manager - Domestic Planning and Analysis, Chrysler Corporation, March 1991 to April 1992; Manager - Foreign Exchange and Financing Studies, Chrysler Corporation, January 1989 to March 1991; Manager - Corporate Financial Analysis, Chrysler Corporation March 1987 to January 1989.

M.E. Welch III (45)

     Senior Vice President and Chief Financial Officer since December 1991; Assistant Treasurer, Chrysler Corporation, September 1988 to November 1991; General Auditor, Chrysler Corporation, July 1987 to September 1988. Chief Financial Officer, Chrysler
Canada Ltd., March 1986 to July 1987. Mr. Welch joined Chrysler in 1982 as corporate accounting manager and served in positions of increasing responsibility in a wide range of areas including banking, audit and international finance, acquiring diverse and comprehensive experience in corporate financial operations. Mr. Welch first became an executive officer of the Company in December of 1991 when he left Chrysler to assume the position of Senior Vice President and Chief Financial Officer with the Company.

J.J. Zamoyski (47)

     Vice President and General Manager Worldwide Aftermarket Operation International since November 1993; General Manager, Worldwide Aftermarket, Distribution and Logistics August 1991 to November 1993; Vice President and General Manager,
Distribution and Logistics Operations, March 1990 to August 1991; Vice President - Corporate Development and Assistant Treasurer March 1989 to March 1990; Director of Corporate Development and Assistant Treasurer, May 1988 to March 1989; Mr. Zamoyski first became an executive officer in 1980.

Generally, officers of the Company are elected at the time of the Annual Meeting of Shareholders but the Board also elects officers are various times during the year. Each officer holds office until his or her successor is elected or appointed or until his or her resignation or removal.

ITEM 2.  PROPERTIES
- - - -------------------

The Company conducts its business from its World Headquarters complex in Southfield, Michigan, which is leased pursuant to a sale-lease back arrangement. The principal manufacturing and other materially important physical properties of the Company at December 31, 1993 are listed below. All properties are owned in fee except where otherwise noted.

A.     Manufacturing Facilities.
- - - -------------------------------
                                          #   Of           Sq. Ft.
North American Manufacturing Facilities   Facilities    @ 12/31/93
- - - ---------------------------------------   ----------    ----------

     Frankfort, Indiana                   1              160,000
     Greensburg, Indiana                  1              204,845
     Leiters Ford, Indiana                1              116,900
     Lititz, Pennsylvania                 1              275,000
     Milan, Michigan                      1               83,000

                                          # Of           Sq. Ft.
North American Manufacturing Facilities   Facilities    @ 12/31/93
- - - ---------------------------------------   ----------    ----------

     Van Wert, Ohio                       1              222,835
     Blacksburg, Virginia                 1              190,386
     Gallipolis, Ohio                     1              125,000
     Greenville, Michigan                 1              197,070
 (2) Lafayette, Tennessee                 1              110,400
     Logansport, Indiana                  1              161,000
 (1) Malden, Missouri                     1              120,000
     Mooresville, Indiana                 1               65,934
     Plymouth, Michigan                   1               15,000
     Romulus, Michigan                    1              170,000
     St. Johns, Michigan                  1              266,000
     Puebla, Mexico                       1              100,572
     Juarez, Mexico                       1               33,000
     Mexico City, Mexico                  1               72,210
     Mexico City, Mexico                  1              192,950
 (1)     Juarez, Mexico                   1               33,000
     Summerton, South Carolina            1              110,200

                                         22            3,025,302

                                          # Of           Sq. Ft.
International Manufacturing Facilities    Facilities   @ 12/31/93
- - - --------------------------------------    ----------   ----------

     Braunschweiger, Germany               1             16,191
     Cataguases/MG, Brazil                 1             46,600
     Cuorgne, Italy                        1            114,930
     Laplata, Argentina                    1             64,691
     Orleans, France                       1            120,300
     Wiesbaden, Germany                    1            192,919
 (1) Wiesbaden, Germany                    2          1,030,822
 (1) Walldorf, Germany                     1             43,600
 (1) San Luis, Argentina                   1              6,995

                                          10          1,457,530

    Total Manufacturing Facilities        33          4,482,832

               (1) This facility is leased by the company and accounted for as an operating lease. The company believes that these leases could be renewed or comparable facilities could be obtained without materially affecting operations.

               (2) The company has announced plans to close this facility in 1994. Operations are being consolidated into the Logansport plant.


B. Aftermarket Warehouses. The Company operates one hundred twenty-six warehouses and distribution centers of which one hundred twenty-one are leased. In addition, two warehouses are financed and leased through the issuance of Industrial Revenue Bonds. Following the acquisition of SPR, the Company announced plans to consolidate duplicative operations and close 34 of these facilities before the end of 1994.

C. Retail Properties. The Company leases 6 retail facilities in Australia, 9 facilities in Venezuela and 4 in Chile.

All owned and leased properties are suitable, well maintained and equipped for the purposes for which they are used. The Company considers that its facilities are suitable and adequate for the operations involved.

ITEM 3. LEGAL PROCEEDINGS
- - - -------------------------

A. The Company is a party to three lawsuits filed in various jurisdictions alleging claims pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") or other state or federal environmental laws. In addition the Company has been notified by the Environmental
Protection Agency and various state agencies that it may be a potentially responsible party ("PRP") for the cost of cleaning up seven other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. Although these laws could impose joint and several liability upon each party at any site, the potential exposure is expected to be limited because at all sites other companies, generally including many large, solvent public companies, have been named as PRP's as well as the Company.
In addition, the Company has identified six present and former properties at which it may be responsible for resolving certain environmental matters, which the Company is actively seeking to resolve. Although difficult to quantify based on the complexity of the issues and the limited available information, the Company has accrued the estimated costs associated with such matters. Management believes these accruals, which have not been discounted or reduced by any anticipated insurance proceeds, will cover the Company's estimated foreseeable total liability for these sites.

     The Company is involved in other legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company's consolidated financial statements.

B. There were no material legal proceedings which were terminated during the fourth quarter of 1993.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - - -----------------------------------------------------------

No matter was submitted during the fourth quarter of 1993 to a vote of security holders through the solicitation of proxies or otherwise.


PART II
- - - -------


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCK HOLDER MATTERS
- - - ---------------------------------------------------------
The Company's common stock is listed on the New York Stock Exchange under the trading symbol (FMO). The approximate number of shareholders of record of the Company's common stock at December
31, 1993 was 12,374. The following table sets forth the high and low sale price of the Company's common stock as reported on the New York Stock Exchange Composite Transactions Tape for the last two years:

                             1993                     1992

Quarter             High          Low         High           Low

First            $20 1/2       $ 16 1/4     $ 18 1/8     $ 14 7/8
Second            22             17 5/8       20           15
5/8
Third             26 1/4         19 7/8       18           14 1/2
Fourth            29 7/8         23 1/4       18           15 1/4

Quarterly dividends of $.12 per common share were declared during 1993 and 1992. The payment of dividends is subject to the restrictions described in Note 6 to the consolidated financial statements contained in Item 8 of this Report. In February 1994, the Company's Board of Directors declared a quarterly dividend of $.12 per common share. This was the 232nd consecutive quarterly dividend declared by the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         ------------------------------------
                      SIX YEAR FINANCIAL SUMMARY
                     --------------------------
                      FEDERAL-MOGUL CORPORATION
                      -------------------------

                       (Millions of Dollars, Except Per Share Amounts)

                                 1993      1992      1991      1990      1989      1988

                                 --------  --------  --------  --------  --------  --------
Consolidated Statement of
Earnings Data
- - - -------------------------
Net sales:
  Aftermarket                    $  992.9  $  700.0  $  582.5  $  544.1  $  510.5  $  530.9
  Original equipment                582.6     564.0     516.2     420.7     410.5     428.9
  Other (1)                             -         -         -         -      23.9      96.7
                                  -------   -------   -------   -------   -------   -------
Total net sales                   1,575.5   1,264.0   1,098.7     964.8     944.9   1,056.5
Costs and expenses (2)           (1,521.9) (1,262.3) (1,124.0)   (961.5)   (905.0)   (981.3)
Sale of business investments (1)        -         -         -         -      16.9       7.3
Other income                          4.0       7.3       6.6       3.7       1.4       3.1
Income taxes                        (17.5)     (4.6)     (1.1)     (6.7)    (23.5)    (36.1)
                                  -------   -------   -------   -------   -------   -------
Earnings (loss) from
  continuing operations              40.1       4.4     (19.8)      0.3      34.7      49.5
Discontinued operations (3)             -         -      16.1       6.5      (2.7)     (6.1)
Extraordinary loss                      -         -         -         -         -      (1.7)
Cumulative effect of
  accounting change (4)                 -     (88.1)        -         -       2.9         -
                                  -------   -------   -------   -------   -------   -------
Net earnings (loss)                  40.1     (83.7)     (3.7)      6.8      34.9      41.7
Preferred stock dividends,
  net of tax benefits                (9.1)     (4.6)     (3.1)     (3.7)     (2.8)        -
                                  -------   -------   -------   -------   -------   -------
  Net earnings (loss) available
    for common shares            $   31.0  $  (88.3) $   (6.8) $    3.1  $   32.1  $   41.7
                                  -------   -------   -------   -------   -------   -------
                                  -------   -------   -------   -------   -------   -------

Common Share Summary (5)
- - - --------------------
Average shares and equivalents
    outstanding (in thousands)     27,342    22,390    22,314    22,310    23,123    25,064
Earnings (loss) per share:
  Continuing operations (6)        $ 1.13    $ (.01)   $(1.03)   $ (.15)   $ 1.38    $ 1.91
  Discontinued operations (3)           -         -       .72       .29      (.12)     (.24)
  Cumulative effect of
    accounting change (4)               -     (3.93)        -         -       .12         -
                                    -----     -----     -----     -----     -----     -----
Total earnings (loss) per share      1.13     (3.94)     (.31)      .14      1.38      1.67

Dividends paid per share              .48       .48       .92       .92      .905       .86
Supplemental earnings
  (loss) per share (7):
    Continuing operations                       .02
    Cumulative effect of
      accounting change (4)                   (3.93)
                                              -----
      Total supplemental earnings
        (loss) per share                      (3.91)

SIX YEAR FINANCIAL SUMMARY  (continued)
- - - --------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------

(Millions of Dollars,
 Except Per Share Amounts)         1993      1992      1991      1990      1989      1988
                                 --------  --------  --------  --------  --------  --------

Consolidated Balance Sheet Data
- - - -------------------------------
Total assets                     $1,291.8  $1,103.7  $  912.8  $1,084.6  $  809.6  $  811.3
Short-term debt (8)                  39.2      69.4      47.5      61.4     105.2      83.5
Long-term debt                      382.5     350.6     304.0     417.9     177.7     124.3
Shareholders' equity                371.1     230.9     259.0     292.9     304.1     362.0

Other Financial Information
- - - ---------------------------
Net cash provided from
  operating activities           $   29.6  $   52.7  $   47.9  $   70.9  $   16.0  $   55.0
Expenditures for property,
  plant and equipment                59.3      40.2      44.0      47.1      51.5      57.6
Depreciation expense                 43.9      43.9      48.7      43.3      40.8      43.3


(1)  Includes materials processing operations through May 1989.

(2) Includes in 1992 and 1991 special charges of $14 million and $25 million, respectively.

(3) Discontinued operations reflect the operating results (and sale in 1991) of the company's fastening systems business and include an allocation of interest expense in each year based on annual net asset ratios.

(4) The company changed its method of accounting for postretirement benefits other than pensions effective in 1992 and its method of accounting for income taxes effective in 1989.

(5)  Adjusted for two-for-one stock split in 1989.

(6)  Extraordinary losses of $(.07) per share are included in 1988.

(7)  Adjusted to assume the issuance of 6,750,000 shares of common stock
     (including the Pension Shares) and the use of the net proceeds to prepay a portion of the term loan due in 1998 as if the shares had been issued and the term loan prepaid on October 20, 1992, the date of the initial borrowing.

(8)  Includes current maturities of long-term debt.

                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     -----------------------------------------------

                               FEDERAL-MOGUL CORPORATION
                               -------------------------

                              Series C  Unearned                            Currency
                    Series D    ESOP     ESOP           Additional          Transla-
                    Preferred Preferred Compen-  Common  Paid-In   Retained tion and
                      Stock     Stock   sation   Stock   Capital   Earnings  Other   Total
                    --------- --------- -------- ------ ---------- -------- -------- ------
                                             (Millions of Dollars)
Balance at 1/1/91              $ 63.5   $(57.6)  $111.5   $ 15.4    $159.9   $   .2  $292.9
- - - -----------------
Net loss                                                              (3.7)            (3.7)
Exercise of
  stock options                                      .3       .2                         .5
Retirement of
  preferred stock                (1.2)                                                 (1.2)
Amortization of
  unearned compensation                    4.1                                   .1     4.2
Dividends                                                            (25.3)           (25.3)
Preferred dividend
  tax benefits                                               1.7                        1.7
Currency translation                                                           (8.5)   (8.5)
Sale of business                                                               (1.9)   (1.9)
Pension adjustment                                                               .3      .3
                       -----    -----    -----    -----    -----     -----    -----   -----
Balance at 12/31/91              62.3    (53.5)   111.8     17.3     130.9     (9.8)  259.0
- - - -------------------    -----    -----    -----    -----    -----     -----    -----   -----
Net loss                                                             (83.7)           (83.7)
Issuance of
  preferred stock      $76.6                                                           76.6
Exercise of
  stock options                                      .1       .3                         .4
Retirement of
  preferred stock                (1.4)                                                 (1.4)
Amortization of
  unearned compensation                    4.3                                   .2     4.5
Dividends                                                            (17.0)           (17.0)
Preferred dividend
  tax benefits                                               1.7                        1.7
Currency translation                                                           (8.6)   (8.6)
Pension adjustment                                                              (.6)    (.6)
                       -----    -----    -----    -----    -----     -----    -----   -----
Balance at 12/31/92     76.6     60.9    (49.2)   111.9     19.3      30.2    (18.8)  230.9
- - - -------------------    -----    -----    -----    -----    -----     -----    -----   -----
Net earnings                                                          40.1             40.1
Issuance of
  common stock                                     33.9     91.0                      124.9
Exercise of
  stock options                                     1.7      5.3                        7.0
Retirement of
  preferred stock                 (.7)                                                  (.7)
Amortization of
  unearned compensation                    4.6                                          4.6
Dividends                                                            (23.9)           (23.9)
Preferred dividend
  tax benefits                                               1.6                        1.6
Currency translation                                                          (10.7)  (10.7)
Sale of business                                                                2.4     2.4
Pension adjustment                                                             (5.1)   (5.1)
                       -----    -----    -----    -----    -----     -----    -----   -----
Balance at 12/31/93   $ 76.6   $ 60.2   $(44.6)  $147.5   $117.2    $ 46.4   $(32.2) $371.1
- - - -------------------    -----    -----    -----    -----    -----     -----    -----   -----
                       -----    -----    -----    -----    -----     -----    -----   -----

See accompanying Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENTS DISCUSSION AND ANALYSIS
         -----------------------------------

         FEDERAL-MOGUL CORPORATION
         -------------------------

Overview
- - - --------

Federal-Mogul's core business is providing value added services based on the distribution and manufacture of non-discretionary parts to the global vehicular aftermarket and to vehicular and industrial original equipment manufacturers. The strategic direction of the company is to increase the emphasis on its aftermarket business opportunities, capitalizing on its strength of global distribution and systems logistics to improve customer
service.   Distribution is focused on markets where the diverse and
complex vehicular population complements our broad range of products.

On October 26, 1993, the company completed its most recent strategic acquisition in the vehicular aftermarket with the purchase of SPX Corporation's United States and Canadian automotive aftermarket operations, Sealed Power Replacement (SPR). The SPR acquisition further expands the broad base of products and provides additional vendor sourcing opportunities. The consolidation of the two businesses is expected to result in significant cost savings through the elimination of duplicative processes and facilities. Since the date of the acquisition, the newly-acquired business has contributed $26.6 million or 1.7% of the company's total 1993 sales. On a pro forma basis, assuming the acquisition had been completed on January 1, 1993, SPR would have contributed 10% of pro forma combined sales for the year.

On October 20, 1992, Federal-Mogul completed the purchase of TRW Inc.'s automotive aftermarket business (AAB). The AAB acquisition was a major step in expanding aftermarket activity through an increased presence as a distributor of replacement parts for European and Japanese manufactured vehicles. In addition, the acquisition expanded the company's engine and chassis product offerings and increased purchasing power with outside suppliers. This acquisition contributed approximately 20% of total company sales in 1993.

Throughout 1993, the company sold a number of non-strategic businesses and assets that were no longer consistent with the company's primary focus on vehicular parts for the global aftermarket. These included the sale of Westwind Air Bearings Ltd. and its affiliated operations in the United States and Japan, an equity interest in the Japanese engine bearing manufacturer Taiho Kogyo Co., and an equity interest in a Bermuda-based insurance company. It is the company's plan to divest non-strategic businesses and assets and utilize the proceeds to finance restructuring activities in core businesses, while neutralizing, to the extent possible, the earnings impact. In 1993, gains from the sale of businesses and assets were used to offset restructuring charges for the closing of a fuel systems manufacturing facility and the future consolidation of fuel systems operations in the company's lighting and electrical business. Also, the gain from the sale of idle land in Germany has been reserved for the restructuring of the Glyco engine bearing operations. The net effect of he sale of businesses and assets, and restructuring charges in 1993 was insignificant to the pretax earnings.

The company reported 1993 earnings from continuing operations of
$40.1 million or $1.13 per share, including a one-time after tax gain of $.07 per share on asset sales net of restructuring charges. Earnings for 1993 improved significantly over 1992 and 1991 due to added margin from the acquired AAB business, as well as the timely rationalization of that business which reduced approximately $15
million in operating expenses.   Additionally, improved economic conditions
in the North American original equipment markets and increased productivity in domestic manufacturing operations contributed to the earnings improvement.

In 1992, the company reported earnings from continuing operations of $4.4 million. Due to the adoption of Statement of Financial AccountiNg Standards Nos. 106 and 112, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106), and "Employers' Accounting for Postemployment Benefits" (SFAS 112), the company incurred a net loss in 1992 of $83.7 million, or $3.94 per share.

In 1991, the company incurred a net loss of $3.7 million, or $.31 per share. During 1991, the company sold its fastening systems business that was no longer consistent with the company's strategic direction, resulting in a net gain of $16.2 million. This gain was offset by a restructuring charge of $25 million for process changes to improve operating efficiencies.
Excluding the effect of these items, the company would have reported 1991 net earnings of $2 million, or a loss of $.05 per common share after the payment of preferred dividends.

The company has made a strategic decision to emphasize and expand the company's global aftermarket business. Management believes that aftermarket sales are less cyclical than original equipment sales, and aftermarket expansion will offer greater potential for long-term growth and higher operating margins. Additionally, the company expects to benefit from improvements in the reduction of manufacturing lead time and other process changes, particularly in European operations.

Rationalization Costs of Acquired Businesses
- - - --------------------------------------------

A key aspect of the recent acquisitions of SPR and AAB is the opportunity to realize significant savings through consolidation of operations in North America and, to a lesser extent, in Europe. Savings realized in 1993 from the integration of AAB exceeded $15 million and the company estimates increasing annual cost savings by an additional $6 million in 1994. As a result of the SPR integration, the company anticipates cost savings of $12.5 million in 1994, with an incremental $10 million of cost savings thereafter. The company believes by 1995 it will meet or exceed combined annual cost savings of $43 million: $21 million from the integration of AAB and $22 million from the integration of SPR. The components of these savings include eliminating redundancies with sales staff, overlapping warehouses, distribution and administration facilities and consolidating freight. The projected 1994 cost savings from the SPR integration is reflected in the pro forma net earnings data for the combined operations as if the acquisition had been completed at the beginning of 1993 as disclosed in Note 2 to the company's consolidated financial statements for 1993.

In order to obtain these anticipated cost savings and achieve the benefit of increased sales volume, the company expects to incur one-time costs of approximately $32 million in connection with the integration of Federal-Mogul and AAB and $26 million in the consolidation of SPR. Of the total rationalization costs, $1 million was expensed for SPR in 1993 and $14 million was expensed for AAB in 1992. The remaining portion of the rationalization costs of $18 million for AAB and $25 million for SPR has been capitalized as goodwill. The rationalization expense was significantly higher in the case of AAB based on the greater number of Federal-Mogul locations impacted by the consolidation.

Results of Operations
- - - ---------------------

Sales
- - - -----

The company experienced a sales increase of $311.5 million, or 24.6%, in 1993 and $165.3 million, or 15%, in 1992. Excluding the impact of the SPR acquisition, sales grew 22.5% to $1,549 million in 1993. This increase was largely due to the AAB acquisition in the fourth quarter of 1992. Other factors include increased sales to domestic original equipment customers in nearly every manufactured product line and price increases in aftermarket channels.

Aftermarket and original equipment sales by major geographic area were:

(Millions of Dollars)            1993          1992          1991
                               --------      --------      --------

Aftermarket:
  United States and Canada    $  683.8      $  460.5      $  377.4
  International                  309.1         239.5         205.1

Original Equipment:
  United States and Canada       408.5         357.0         320.1
  International                  174.1         207.0         196.1
                                -------       -------       -------

Total sales                    1,575.5      $1,264.0      $1,098.7
                               -------       -------       -------
                               -------       -------       -------

Sales to aftermarket customers represented 63% of total company sales in 1993. On a pro forma basis, assuming the company acquired SPR on January 1, aftermarket sales would have been 66% of 1993 total sales. Comparatively, aftermarket sales were 55% of 1992 sales and 53% of 1991 sales.

SPR contributed $26.6 million, or 3.9%, in aftermarket sales to the United States and Canada in 1993. The company has entered into a long-term trademark agreement making it the exclusive distributor of parts sold under the Sealed Power and Speed-Pro brand names. In addition, United States and Canada aftermarket sales improved $223.3 million primarily due to the increased sales of steering and suspension parts sold under the TRW brand name and an increased market presence in engine parts. Federal-Mogul is the North American automotive aftermarket leader in engine bearings, engine parts, ball and roller bearings, fuel pumps, sealing products and lighting and electrical components.

International aftermarket sales increased $69.6 million, or 29% in 1993, largely as a result of the acquisition of AAB European operations, additional market share in Japanese application engine part components and the acquisition of an Australian wholesale and retail business. The company has made modest gains in expanding its retail stores by opening several retail stores in late 1993. In the future, the company intends to expand the number of retail stores it owns and operates in strategic areas throughout the world.

United States and Canada original equipment sales increased $51.5 million, or 14.4% in 1993. Stronger automotive and light truck production rates in North America contributed to this growth. Sales growth also continued in the new seal application for bonded pistons in transmissions. United States and Canada original equipment sales improved $36.9 million, or 11.5%, between 1992 and 1991, due to new product programs and a recovering demand for light trucks and automobiles.

In 1993, European original equipment sales declined $33 million, $6.5 million of which was due to the divestiture of the Westwind Air Bearing business in May 1993. European automotive and heavy duty vehicle production felt the effects of depressed economic conditions resulting in lower sales volumes and price erosion. In 1992, international original equipment sales increased $10.9 million, or 5.6% due to market penetration in heavy duty engine seals and engine bearings.

Operating Margin
- - - ----------------

Operating margins improved $40.8 million, or 93.6%, in 1993 and $14.6 million, or 50.3%, in 1992 and were:

(Millions of Dollars)             1993        1992        1991
                                 ------      ------      ------
Total operating margin          $  84.4     $  43.6     $  29.0
                                 ------      ------      ------
                                 ------      ------      ------

Margin percentage                   5.4%        3.4%        2.6%
                                 ------      ------      ------
                                 ------      ------      ------

The successful integration of AAB had a favorable earnings impact of more than $15 million in cost savings in 1993, as well as the additional margin generated from incremental AAB sales. SPR contributed $1 million in operating margin in 1993 from slightly more than two months of operations. Worldwide aftermarket pricing actions and productivity in the domestic manufacturing operations also contributed to the improvement.

As the economic recovery continues in the United States, auto and light truck build rates are expected to remain strong. The company anticipates that North American earnings will continue to improve in 1994. However, after a more than 20% decline in German original equipment production in 1993, continued weak volume and competitive pricing pressures in 1994 are anticipated. The European engine bearing business is expected to offset these economic conditions somewhat through lead time reductions, process improvements and employment reductions. The recently-signed North American Free Trade Agreement (NAFTA) is expected to foster increased competition in the North American vehicle parts business. It is possible that operating margins in the company's Mexican operations will decrease as a result of this agreement. Although the impact of NAFTA on the company's business is uncertain, the company's Mexican operations are approved suppliers to the three major United States automobile manufacturers, as well as a major supplier to the automotive replacement market. Due to the strategic position of operations in Mexico, management believes that NAFTA will provide certain opportunities for the company after the current economic slowdown in Mexico subsides.

There is substantial and continuing pressure from major global automotive companies to reduce costs, including costs associated with outside suppliers such as Federal-Mogul. The company has reduced exposure in this area based on recent acquisitions that have significantly modified the sales mix and reduced sales volatility. However, there can be no assurance that the company will be able to maintain its gross margins on product sales to original equipment manufacturers.

The global vehicular parts business is highly competitive. The company competes with many of its customers that produce their own components, as well as independent manufacturers and distributors of component parts in the United States and abroad. In general, competition for such sales is based on price, product quality, customer service and product coverage. The company's strategic response to these competitive challenges is to more efficiently and effectively integrate its distribution and manufacturing operations, consolidate its purchasing requirements and expand its product coverage within its global base of aftermarket and original equipment businesses.

Other Income and Expense
- - - ------------------------

Net interest expense decreased to $18.3 million in 1993 from $19.3 million in 1992. This was the result of several actions taken to repay and refinance debt. The company sold $40 million in accounts receivable in March 1993, bringing the total accounts receivable securitization to $95 million. In April 1993, 6,250,000 shares of Federal-Mogul common stock were issued. Proceeds from these actions were used to repay the term loan associated with the acquisition of AAB.

International currency exchange losses totalled $5.7 million in 1993, compared to $5.8 million in 1992 and $4.8 million in 1991. The effect of the continued devaluation of the Brazilian cruzeiro represents the majority of the foreign exchange losses.

When deemed prudent and cost effective, the company uses foreign exchange options and forward exchange contracts to hedge material net foreign exchange transaction exposures. However, the company does not typically hedge translation exposures in countries whose local currency is the functional currency. At December 31, 1993, the company's most significant translation exposures were in German deutsche marks and Mexican pesos. Changes in the exchange rate between the U.S. dollar and these currencies are recorded directly as a component of shareholder's equity.

Amortization of intangible assets increased in 1993 to $6.8 million from $2.8 million and $1.6 million in 1992 and 1991, respectively.
The amortization of trademark and non-compete agreements and the goodwill associated with the acquisitions of AAB and SPR represent the increase in this expense.

SFAS 106 & SFAS 112
- - - -------------------

In 1992, in accordance with Statement of Financial Accounting Standards
No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", the company began accruing the cost of providing future postretirement benefits, such as health care and life insurance, over the related employee's service period. Prior to the adoption, the cost of providing these benefits to retired employees was recognized by the company when payments were made. The company elected to immediately recognize the accumulated postretirement benefit obligation at the date of adoption. The charges to operations were:

(Millions of Dollars)                          1993       1992
                                               ------     ------

Incremental annual expense                     $   6.6    $   7.6
Income tax benefit                                (2.4)      (2.7)
                                               --------   -------
                                                   4.2        4.9

Cumulative effect of accounting change                      135.7
Income tax benefit                                          (47.6)
                                                           ------
                                                             88.1
                                                           ------

Net effect of SFAS 106                         $   4.2    $  93.0
                                               -------     ------
                                               -------     ------

Also in 1992, the company adopted Statement of Financial Accounting Standard No. 112, "Employers' Accounting for Postemployment Benefits", which requires the accrual of future postemployment benefits, when such amounts can be estimated. The impact of adopting this standard on the company's financial position in operating results is not significant.

Income Taxes
- - - ------------

The company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). At December 31, 1993, the company had deferred tax assets of $106.4 million and deferred tax liabilities of $72.5 million.


The company records valuation allowances ($21.0 million at December 31, 1993) for all deferred tax assets, except where management believes it is more likely than not that the tax benefit will be realized. A valuation allowance was not established against deferred tax assets attributable to the company's postretirement benefit obligation and its German net operating loss carryforward.

The deferred tax asset for the company's postretirement benefit obligation was $55.3 million at December 31, 1993. The company expects that the tax deduction associated with this obligation will be claimed over a period of 35 to 40 years. The total amount of future taxable income in the United States necessary to realize the asset is approximately $150 million. The company could generate approximately $67 million of taxable income from the execution of tax planning strategies, principally through revoking the company's LIFO election. The company will need to generate the additional taxable income in the United States through future operations in order to fully realize the deferred tax asset for the company's postretirement benefit obligation.

The deferred tax asset attributable to the German net operating loss carryforward was $19.0 million at December 31, 1993. The carryforward is not subject to expiration. Sufficient taxable income will be generated through the reversal of existing taxable temporary differences to enable the carryforward to be utilized.


Liquidity and Financial Condition
- - - ---------------------------------

Assets
- - - ------

The acquisitions of SPR and AAB in 1993 and 1992, respectively, added the following operating assets at the time of the purchase.

(Millions of Dollars)                          SPR            AAB
                                              -----          -----

Accounts receivable                           $ 21           $ 54
Inventories                                     64            117
Property and equipment                           8             12

The additions of the above assets reflects the most significant transactions affecting comparisons of these accounts from year to year.
The increase in intangible assets for both 1993 and 1992 represents the cost of long-term non-compete and trademark agreements with SPX and TRW and goodwill of the acquired businesses.

Excluding the acquisition of SPR and the accounts receivable securitized in 1993, accounts receivable at December 31, 1993 increased approximately $40 million. This increase results primarily from the overall increase in sales.

Inventories decreased by approximately $6 million from December 31, 1992 excluding the impact of SPR. This was achieved during a period where sales increased by more than 20%, demonstrating the continued success of lead time reductions and inventory management programs.

Liabilities
- - - -----------

In the fourth quarter of 1993, the company renegotiated its revolving credit facility (revolver), increasing the amount available from $150 million to $300 million. The renegotiated revolver immediately lowered interest on borrowings by 75 basis points. Interest on the revolver is based on LIBOR plus a range of 50 to 150 basis points which are charged based on the company's Moody's and S&P bond ratings. At December 31, 1993 the company pays interest on the revolver at LIBOR plus 100 basis points which is a reduction of 150 basis points from the prior year.

During 1993, the company drew $245 million against the revolver to repay the $100 million 8 3/8% notes due October 1, 1993 and complete the purchase of SPR. At December 31, 1993, the outstanding balance on the revolver was $245 million.

In December 1993, the company filed a shelf registration with the SEC that will allow the company to issue a combination of debt and equity securities up to $300 million over a two year period. In February 1994, the company used the shelf registration to offer 5 million shares of common stock to the public. The underwriters of the offering subsequently exercised an option to cover overallotments resulting in the sale of an additional 750,000 shares. The total sale of 5.75 million common shares generated net proceeds to the company of nearly $191 million. The offering proceeds were used to repay a portion of the company's outstanding debt.

During the first quarter of 1994, the Company attained an investment grade status from the Moody's and Standard & Poor's rating agencies, primarily as a result of acts taken to repay and refinance debt in 1993 and early 1994. This should provide improved access to capital markets.

To finance the 1992 AAB acquisition, the company used net proceeds of $76.6 million from the issuance of 1,600,000 shares of Series D preferred stock in September 1992 and $125 million of unsecured senior bank financing pursuant to a bank credit agreement maturing September 1998 (the $125 million term loan). During the first half of 1993, the $125 million term loan was repaid with the net proceeds from the sale of $40 million of accounts receivable and $85 million of the $116 million net proceeds from the sale of 6,250,000 shares of the company's common stock in April 1993.

The increase in other accrued liabilities represents amounts accrued for the rationalization of the AAB and SPR acquisitions and the restructuring of manufacturing operations at the Glyco and the lighting, electrical and fuel systems businesses.

The discount rate used to determine the actuarial present value of domestic postretirement pension, health insurance and life insurance benefits was lowered to 7 1/2% for 1993 from 8 3/4% in 1992. The 7 1/2% discount rate reflects the current expected yield for long-term, high quality investments. The lowered discount rate reduced net pension income from domestic plans by about $.6 million for 1993. Assumptions for expected long-term rates of return on plan assets and future compensation increases were also adjusted for current conditions. The changes in assumptions had an insignificant effect on 1993 operating results and the impact in the future is expected to be minimal. The company also lowered the discount rate on its international plans from 9% in 1992 to 8% in 1993, increasing 1993 pension expense by approximately $.3 million. Combined changes in the discount rate increased the recorded liability for pensions by approximately $20 million at December 31, 1993. The impact of changing the discount rate on the recorded liability for postretirement health care and life insurance benefits was largely offset by better than expected experience, lowering the medical trend rate and changes made to certain plan provisions.

Environmental Matters
- - - ---------------------

The company is a party to three lawsuits filed in various jurisdictions alleging claims pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other state or federal environmental laws. In addition, the company has been notified by the Environmental Protection Agency and various state agencies that it may be a potentially responsible party (PRP) for the cost of cleaning up seven other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. Although these laws could impose joint and several liability upon each party at any site, the potential exposure is expected to be limited because at all sites other companies, generally including many large, solvent public companies, have been named as PRP's. In addition, the company has identified six present and former properties at which it may be responsible for cleaning up certain environmental contamination. The company is actively seeking to resolve these matters. Although difficult to quantify, based on the complexity of the issues, the company has accrued the estimated cost associated with such matters. Management believes these accruals, which have not been discounted or reduced by any anticipated insurance proceeds, will be adequate to cover the company's estimated liability for these sites.

Cash Flows
- - - ----------

Operating Activities
- - - --------------------

The company generated cash of $29.6 million from operations in 1993 compared to $52.7 million and $47.9 million in 1992 and 1991, respectively. These year-to-year changes include net earnings from continuing operations of $40.1 million and $4.4 million in 1993 and 1992, respectively, and a loss of $19.8 million in 1991. The 1993 results were lower than previous years as the company spent approximately $22 million dollars on the integration of AAB. It is the company's belief that cash from operations will continue to be sufficient to meet its ongoing working capital requirements including the requirements for the continued integration of SPR and restructuring of the Glyco and the lighting, electrical and fuel systems operations.

Investing Activities
- - - --------------------

Other than the purchases of SPR and AAB, the company's principal investing activity in 1993, 1992 and 1991 was the acquisition of property and equipment for its existing operations. Approximately $59 million, $40 million and $44 million of cash in 1993, 1992 and 1991, respectively, was reinvested in productive assets of the company. These investments were made to support the company's long-term objective of improving operating productivity and product mix. These investments were funded in 1993 and 1992 with cash from operating and financing activities. In 1991, investments were funded with proceeds from the sale of the company's fastening systems business. Capital expenditures for 1994 are anticipated to be approximately $55 million, as the company continues to enhance manufacturing capabilities in the United States and Europe.

Financing Activities
- - - --------------------

As previously noted, the sale of common stock and the securitization of accounts receivable in 1993 helped the company reduce debt associated with the purchase of AAB in 1992. The company borrowed approximately $145 million to finance the acquisition of SPX Corporation's automotive aftermarket operations in 1993 which will be repaid from the proceeds of a common stock offering in early 1994.

The issuance of Series D Convertible Exchangeable Preferred Stock, borrowings under short and long-term agreements and proceeds from the accounts receivable securitization contributed an additional $274 million in cash in 1992. Cash of $73 million used for long-term debt repayments in 1992 was $24.6 million less than in 1991, as the earlier year included a large debt reduction with the proceeds from the sale of the company's fastening systems business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS
- - - -----------------------------------
FEDERAL-MOGUL CORPORATION
- - - -------------------------

Year Ended December 31                              1993       1992       1991
                                                  --------   --------   --------
                                                       (Millions of Dollars,
                                                     Except Per Share Amounts)
Net sales                                         $1,575.5   $1,264.0   $1,098.7
Cost of products sold                              1,263.8    1,054.6      919.2
Selling, distribution and administrative expenses    227.3      165.8      150.5
                                                   -------    -------    -------
  Operating margin                                    84.4       43.6       29.0
Special charges and sales of business investments        -      (14.0)     (25.0)
                                                   -------    -------    -------
  Operating earnings                                  84.4       29.6        4.0
Other income (expense):
  Interest expense                                   (25.9)     (27.2)     (27.9)
  Interest income                                      7.6        7.9        5.0
  International currency exchange losses              (5.7)      (5.8)      (4.8)
  Amortization of intangible assets                   (6.8)      (2.8)      (1.6)
  Other                                                4.0        7.3        6.6
                                                   -------    -------    -------
  Earnings (Loss) from Continuing Operations
    Before Income Taxes and Cumulative
      Effect of Accounting Change                     57.6        9.0      (18.7)
Income taxes                                          17.5        4.6        1.1
                                                   -------    -------    -------
  Earnings (Loss) from Continuing Operations
    Before Cumulative Effect of Accounting Change     40.1        4.4      (19.8)
Cumulative effect of change in accounting for
  postretirement benefits, net of income taxes           -      (88.1)         -
Discontinued operations, net of income taxes:
  Loss from operations                                   -          -        (.1)
  Gain on sale                                           -          -       16.2
                                                   -------    -------    -------
                                                         -      (88.1)      16.1
                                                   -------    -------    -------
  Net Earnings (Loss)                             $   40.1   $  (83.7)  $   (3.7)
                                                   -------    -------    -------
                                                   -------    -------    -------

Earnings (Loss) Per Common Share:  (1)
  Primary:
    Continuing operations                         $   1.13   $   (.01)  $  (1.03)
    Cumulative effect of accounting change               -      (3.93)         -
    Discontinued operations                              -          -        .72
                                                   -------    -------    -------
                                                  $   1.13   $  (3.94)  $   (.31)
                                                   -------    -------    -------
                                                   -------    -------    -------

(1) Based on net earnings (loss) after deduction of preferred stock dividends, net of related tax benefits of $9.1 million, $4.6 million and $3.1 million for 1993, 1992 and 1991, respectively.

See accompanying Notes to Consolidated Financial Statements.

/TABLE

CONSOLIDATED BALANCE SHEETS
- - - ---------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


December 31                                                1993         1992
                                                         --------     --------
                                                         (Millions of Dollars)

Assets
- - - ------
Current Assets:
  Cash and equivalents                                  $   24.2     $   19.1
  Accounts receivable                                      186.9        171.8
  Inventories                                              322.3        267.4
  Prepaid expenses and income tax benefits                  40.6         33.4
                                                         -------      -------
    Total Current Assets                                   574.0        491.7

Property, Plant and Equipment                              399.8        390.7
Intangible Assets                                          199.3        102.3
Business Investments and Other Assets                      118.7        119.0
                                                         -------      -------
      Total Assets                                      $1,291.8     $1,103.7
                                                         -------      -------
                                                         -------      -------


Liabilities and Shareholders' Equity
- - - ------------------------------------

Current Liabilities:
  Short-term debt                                       $   39.2     $   69.4
  Accounts payable                                          94.5         76.0
  Accrued compensation                                      31.7         28.4
  Other accrued liabilities                                117.9         95.7
                                                         -------      -------
    Total Current Liabilities                              283.3        269.5

Long-Term Debt                                             382.5        350.6
Postretirement Benefits Other than Pensions                149.9        143.3
Other Accrued Liabilities                                   92.0         82.1
Deferred Income Taxes                                       13.0         27.3
                                                         -------      -------
      Total Liabilities                                    920.7        872.8

Shareholders' Equity:
  Series D preferred stock                                  76.6         76.6
  Series C ESOP preferred stock                             60.2         60.9
  Unearned ESOP compensation                               (44.6)       (49.2)
  Common stock                                             147.5        111.9
  Additional paid-in capital                               117.2         19.3
  Retained earnings                                         46.4         30.2
  Currency translation and other                           (32.2)       (18.8)
                                                         -------      -------
      Total Shareholders' Equity                           371.1        230.9
                                                         -------      -------
      Total Liabilities and Shareholders' Equity        $1,291.8     $1,103.7
                                                         -------      -------
                                                         -------      -------

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
- - - -------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------

Year Ended December 31                                 1993      1992      1991
                                                     --------  --------  --------
                                                        (Millions of Dollars)
Cash Provided From (Used By) Operating Activities
- - - -------------------------------------------------
Net earnings (loss)                                  $  40.1   $ (83.7)  $  (3.7)
Adjustments to reconcile net earnings (loss) to
  net cash provided from operating activities:
    Depreciation and amortization                       50.7      46.7      50.3
    Deferred income taxes                               (8.8)     (3.7)    (17.1)
    Postretirement benefits other than pensions          6.6      93.0         -
    Gain on sale of business                           (19.2)        -     (16.2)
    (Increase) decrease in accounts receivable         (40.3)    (22.2)      1.1
    (Increase) decrease in inventories, prepaid
      expenses and other                                (6.3)     27.3      28.0
    Increase (decrease) in other current liabilities     6.8      (4.7)      5.5
                                                      ------    ------    ------
      Net Cash Provided From Operating Activities       29.6      52.7      47.9


Cash Provided From (Used By) Investing Activities
- - - -------------------------------------------------
Expenditures for property, plant and equipment         (59.3)    (40.2)    (44.0)
Acquisitions of automotive aftermarket businesses     (147.4)   (218.4)        -
Proceeds from sale of business investments              38.3         -     146.6
Other                                                    (.5)       .8      (2.5)
                                                      ------    ------    ------
      Net Cash Provided From (Used By)
        Investing Activities                          (168.9)   (257.8)    100.1


Cash Provided From (Used By) Financing Activities
- - - -------------------------------------------------
Issuance of common stock                               122.1        .4        .5
Issuance of Series D preferred stock                       -      76.6         -
Proceeds from issuance of long-term debt               258.3     120.6         -
Principal payments on long-term debt                  (227.3)    (73.0)    (97.6)
Increase (decrease) in short-term debt                 (24.1)     23.1      (7.9)
Sale of accounts receivable                             39.6      54.1         -
Dividends                                              (23.9)    (16.7)    (25.3)
Other                                                    (.3)     (5.5)        -
                                                      ------    ------    ------
      Net Cash Provided From (Used By)
        Financing Activities                           144.4     179.6    (130.3)
                                                      ------    ------    ------

      Increase (Decrease) in Cash and Equivalents        5.1     (25.5)     17.7

Cash and Equivalents at Beginning of Year               19.1      44.6      26.9
                                                      ------    ------    ------

      Cash and Equivalents at End of Year            $  24.2   $  19.1   $  44.6
                                                      ------    ------    ------
                                                      ------    ------    ------

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


1.  ACCOUNTING POLICIES
    -------------------

Principles of Consolidation - The consolidated financial statements include the accounts of Federal-Mogul Corporation and its majority-owned subsidiaries (the company). Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Equivalents - The company considers all highly liquid investments with maturities of ninety days or less from the date of purchase to be cash equivalents.

Inventories - Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 66% and 62% of the inventory at December 31, 1993 and 1992, respectively. The remaining inventories are costed using the first-in, first-out (FIFO) method. If inventories had been valued at current cost, amounts reported at December 31 would have been increased by $65.3 million in 1993 and $64.7 million in 1992.

At December 31, inventories consisted of the following:

     (Millions of Dollars)                     1993              1992
                                              ------            ------

     Finished products                        $279.7            $217.5
     Work-in-process                            21.3              31.3
     Raw materials                              21.3              18.6
                                               -----             -----
                                              $322.3            $267.4
                                               -----             -----
                                               -----             -----

Inventory quantity reductions resulting in liquidations of certain LIFO inventory layers and the reduction in international locations using the LIFO method increased net earnings in 1993, 1992, and 1991 by $5.3 million ($.19 per share), $6.9 million ($.31 per share) and $13.5 million ($.60 per share), respectively.

Intangible Assets - Intangible assets, which result principally from acquisitions, consist of goodwill, trademark and non-compete agreements, patents and other intangibles and are amortized on a straight-line basis over appropriate periods, generally ranging from 7 to 40 years. Intangible assets reflected in the consolidated balance sheets are net of accumulated amortization of $12.0 million and $6.8 million in 1993 and 1992, respectively.

Currency Translation - Exchange adjustments related to international currency transactions and translation adjustments for subsidiaries whose functional currency is the United States dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of earnings. Translation adjustments of international subsidiaries whose local currency is the functional currency are reflected in the consolidated financial statements as a separate component of shareholders' equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


1.  ACCOUNTING POLICIES  (continued)
    -------------------

Earnings Per Share - The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earnings per share additionally assumes the conversion of outstanding Series C ESOP and Series D preferred stock and the contingent issuance of common stock to satisfy the Series C ESOP preferred stock redemption price guarantee. The number of contingent shares used in the fully diluted calculation is based on the market price of the company's common stock on December 31, 1993, and the number of preferred shares held by the Employee Stock Ownership Plan
(ESOP) that were allocated to participants' accounts as of December 31 of each of the respective years. Fully diluted earnings per share amounts are not reported as there is an insignificant difference in the 1993 calculation and the effects are anti-dilutive in 1992 and 1991.

The primary weighted average number of common and equivalent shares outstanding (in thousands) was 27,342, 22,390, and 22,314 for 1993, 1992 and 1991, respectively. The fully diluted weighted average number of common and equivalent shares outstanding (in thousands) was 33,927 for 1993, 25,552 for 1992 and 24,673 for 1991.

Net earnings used in the computation of primary earnings per share are reduced by preferred stock dividend requirements. Net earnings used in the computation of fully diluted earnings per share are reduced by amounts representing the additional after-tax contribution that would be necessary to meet ESOP debt service requirements under an assumed conversion of the Series C ESOP preferred stock. Financial Instruments and Concentrations of Credit Risk - Foreign exchange options and forward contracts on foreign currencies and copper futures are entered into by the company as hedges against the impact of currency and raw material price fluctuations and are not used to engage in speculation. Gains and losses are recognized when these instruments are settled. Financial instruments which potentially subject the company to concentrations of credit risk consist primarily of accounts receivable and cash investments. The company's customer base includes virtually every significant automotive manufacturer and a large number of distributors and installers of automotive replacement parts. However, the company's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions help to mitigate this concentration of credit risk. The company also has cash investment policies that limit the amount of credit exposure to any one financial institution and require placement of investments in financial institutions evaluated as highly credit worthy.

Changes in Accounting Method - During the fourth quarter of 1992, the company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), retroactively to 1989. Accordingly, retained earnings at January 1, 1990, were increased by $2.9 million, representing the cumulative effect of the change in the method of accounting for income taxes. The loss from continuing operations for the year ended December 31, 1991 has been restated for the effect of adopting SFAS 109 as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


1.  ACCOUNTING POLICIES  (continued)
    -------------------

    (Millions of Dollars, Except Per Share Amounts)        1991
                                                         --------

    As previously reported                                $(21.0)
    Effect of adoption of SFAS 109                           1.2
                                                           -----
    As restated                                           $(19.8)
                                                           -----
                                                           -----

    Per common share as previously reported               $(1.08)
    Effect of adoption of SFAS 109                           .05
                                                           -----
    Per common share as restated                          $(1.03)
                                                           -----
                                                           -----

Also in the fourth quarter of 1992, the company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106), effective as of January 1, 1992, and restated previously reported 1992 quarterly results. Prior to adoption, the cost of providing health care and life insurance benefits to retired employees was recognized as expense as payments were made. The company recorded a charge of $88.1 million, or $3.93 per common share, net of applicable tax benefits of $47.6 million to reflect the cumulative effect for years prior to 1992 of the change in accounting method.

In addition to the cumulative effect, the company's 1993 and 1992 postretirement health care and life insurance costs increased $6.6 million and $7.6 million, respectively, as a result of adopting SFAS 106.

Reclassifications - Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 1993.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


2.  ACQUISITIONS
    ------------

On October 26, 1993, the company completed its acquisition of SPX Corporation's United States and Canadian automotive aftermarket operations, Sealed Power Replacement (SPR). The acquisition has been accounted for as a purchase and, accordingly, the total cost of $167 million was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date. The company and SPX Corporation also executed a non-compete agreement and a long-term trademark agreement making Federal-Mogul the sole distributor of engine and chassis parts sold under the Sealed Power and Speed-Pro brand names in North America. Federal-Mogul also acquired the right to use these trademarks throughout the rest of the world. The excess of the consideration paid over the estimated fair value of net assets acquired of $65 million has been recorded as goodwill. The earnings statement includes the operating results of the acquired business from October 26, 1993.

On October 20, 1992, the company acquired substantially all of TRW Inc.'s automotive aftermarket business (AAB). The acquisition has been accounted for as a purchase and, accordingly, the total cost of $232 million was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date. The company and TRW Inc. also executed a non-compete agreement and completed a long-term supply contract and a trademark agreement (valued at $48.2 million in the aggregate) making the company the exclusive supplier of TRW-brand engine and chassis parts to the independent automotive aftermarket. The excess of the consideration paid over the estimated fair value of net assets acquired of $34 million has been recorded as goodwill. The consolidated statement of earnings includes the operating results of the acquired business from October 20, 1992.

The following unaudited pro forma results of operations for the years ended December 31, 1993 and 1992 assume the described acquisitions occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects, with the SPR acquisition impacting 1993 and the SPR and AAB acquisitions impacting 1992. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

     (Millions of Dollars,
      Except Per Share Amounts)                    1993         1992
                                                ----------   ----------

     Net sales                                   $1,705.3     $1,672.0

     Earnings from continuing operations             74.3         42.0

     Net earnings (loss)                             50.2        (62.1)


     Net earnings (loss) per common share:
       Primary                                   $   1.50     $  (3.17)
       Fully diluted                                 1.41        (3.17)


Operating results for 1993 include a $1 million ($.02 per share) charge and for 1992 a $14 million ($.40 per share) charge to provide for certain aspects of the rationalization of the company's present aftermarket business. This charge includes costs incurred for severance, eliminating redundant company facilities and equipment, and integrating the operations of the acquired businesses.

On April 27, 1993, the company's wholly-owned Australian subsidiary, Federal-Mogul Pty. Ltd., acquired the automotive aftermarket business and certain assets of Brown & Dureau Automotive Pty. Limited. The acquisition was accounted for as a purchase and the cost of $5.6 million was allocated to the acquired assets and assumed liabilities. The required rationalization expense was insignificant to total operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


3.  SALES OF BUSINESSES AND RELATED MATTERS
    ---------------------------------------

In 1993, the company sold a number of non-strategic businesses and assets, using the proceeds to restructure manufacturing operations to enhance future profitability. On an after-tax basis, a gain of $.07 per share was recorded primarily due to a favorable tax treatment on the sale of Westwind Air Bearings, Ltd. In 1992 and 1991, the effect of similar transactions was a charge to income of $14 million and $25 million, respectively. The pretax gain on the sale of these non-strategic businesses and assets totalled $19.2 million and were offset by restructuring charges amounting to $19.2 million. The significant components of these transactions are:

In April 1993, the company sold the assets and business of its subsidiary, Westwind Air Bearings, Ltd. in England and its affiliated operations in the United States and Japan for $16.3 million in cash and a 20% equity position in the new Westwind operating company.
The pretax earnings effect was a gain of $5.1 million. In September 1993, the company sold its equity interest in the Japanese engine bearing manufacturer, Taiho Kogyo Co., for $9.3 million. A total of 1,544,400 shares were sold to Taiho's principal shareholders, Toyota Motor Corporation and certain Toyota affiliates. The pretax earnings effect was a gain of $8.8 million.

In November 1993, the company sold equity interests in a Bermuda-based insurance company, Corporate Officers and Directors Assurance
Holding Ltd. for $5.5 million to ACE Limited. The pretax earnings effect was a gain of $2.7 million.

During the second half of 1993, the company recorded special charges relating to the rationalization of manufacturing operations. In
November 1993, the company announced the closing of its Lafayette, Tennessee fuel systems plant with a plan to consolidate operations with the Lighting and Electrical Division. A restructuring reserve was recorded for $7 million based on the plan to consolidate these two businesses. The company also announced plans to restructure Glyco manufacturing operations in Germany. A reserve of $8.4 million was recorded to provide for personnel reductions and reengineering of manufacturing facilities. The company also sold idle land for $5 million connected with its Glyco operations, resulting in a pretax gain of $1.5 million.

In November 1991, the company sold the net assets and operations of its wholly-owned subsidiary, Huck Manufacturing Company, which constituted all operations of the company's fastening systems segment. Total cash proceeds from the sale were $151.9 million. The sale resulted in a net gain of $16.1 million, including an after-tax operating loss of $.1 million. Sales of $142.2 million and expenses of $141.4 million are excluded from the consolidated statements of earnings under captions applicable to continuing operations. Interest expense of $8.3 million was allocated to discontinued operations to the sum of total consolidated net assets and consolidated debt.

During the fourth quarter of 1991, the company recorded a $25 million ($.98 per share) restructuring charge for inventory and equipment valuations, severance, reorganizing certain operations and other costs associated with process changes being implemented throughout the company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


4.  ACCOUNTS RECEIVABLE SECURITIZATION
    ----------------------------------

In June 1992 and March 1993, the company entered into agreements to sell, on a revolving basis, an undivided interest in a designated pool of accounts receivable. Accordingly, the company irrevocably and without recourse transferred all of its U.S. dollar denominated trade accounts receivable (approximately $182 million at December 31, 1993 and principally representing amounts owed to the company by original equipment and aftermarket customers in the U.S. automotive and related industries) and $7 million Canadian receivables to the Federal-Mogul Trade Receivables Master Trust. The Trust sold investor certificates representing an interest in $55 million and $40 million of trust assets in 1992 and 1993, respectively. The company holds seller certificates representing an interest in the remaining assets of the Trust, which certificates are included with accounts receivable in the company's balance sheet at December 31, 1992. The agreement expires in 1997.

The trust agreement requires the company to maintain its interest in the assets of the Trust at a certain calculated participation level which, if not met, requires the company to contribute cash or additional trade accounts receivable in order to satisfy such participation requirement. The company exceeded the required participation level by approximately
$46 million and $16 million as of December 31, 1993 and 1992, respectively.

All losses, credits or other adjustments on receivables owned by the Trust are deductions from the assets represented by the seller certificates owned by the company. Accordingly, the owners of the investor certificates have no recourse to the company beyond the assets represented by the seller certificates. The company does not generally require collateral for its trade accounts receivable and maintains an allowance ($14.5 million and $8.6 million at December 31, 1993 and 1992, respectively) based upon the expected collectibility of all trade accounts receivable, including receivables sold.

Accounts receivable in the 1993 and 1992 consolidated balance sheet exclude $95 million and $55 million, respectively, representing investor certificates sold. The discount related to the sale of receivables under this agreement of $5.3 million in 1993 and $2 million in 1992 have been classified as a reduction of other income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


5.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

Properties are stated at cost, which includes expenditures for additional facilities and those which materially extend the useful lives of existing buildings and equipment. Fully depreciated assets have been eliminated from the accounts.

Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

At December 31, property, plant and equipment consisted of the following:

     (Millions of Dollars)                 1993             1992
                                         --------         --------

     Land                                $  30.8          $  35.0
     Buildings                             162.3            151.9
     Machinery and equipment               423.4            403.1
                                          ------           ------
                                           616.5            590.0
     Accumulated depreciation             (216.7)          (199.3)
                                          ------           ------
                                         $ 399.8          $ 390.7
                                          ------           ------
                                          ------           ------

The company leases various facilities and equipment under both capital and operating leases. Net assets subject to capital leases are not significant at December 31, 1993.

The balance of a deferred gain resulting from the 1988 sale and leaseback of a portion of the corporate headquarters complex was $9.9 million at December 31, 1993. The deferred gain is being amortized over the term of the lease as a reduction of rent expense. Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are, in millions: 1994--$16.7; 1995--$16.1; 1996--$14.3; 1997--$13.6; 1998--$10.7 and thereafter--$51.9.
Future minimum lease payments have been reduced by approximately $37.6 million for amounts to be received under sublease agreements and the balance of the deferred gain.

Total rental expense under operating leases was $21.1 million in 1993, $17.7 million in 1992 and $17.2 million in 1991, exclusive of property taxes, insurance and other occupancy costs generally payable by the company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------

6.  DEBT
    ----

In October 1993, the company renegotiated its revolving credit facility and increased the availability of funds from $150 million to $300 million. The company borrowed $245 million against the facility to finance the acquisition of Sealed Power Replacement and to retire the $100 million 8 3/8% notes which were due October 1, 1993.
The outstanding revolver balance matures in October, 1997. The revolver carries a variable interest rate (approximately 4.38% at December 31, 1993). The unused portion of the revolver is subject to a variable commitment fee (.375% as of December 31, 1993).

The company has additional established lines of credit with several banks in the maximum amount of $49.1 million. At December 31, 1993 and 1992, borrowings under these lines of credit amounted to $35.7 and $28.1 million, respectively.

Long-term debt at December 31 consists of the following:

     (Millions of Dollars)                        1993           1992
                                                --------      --------

     Revolver due 1997                           $245.0        $    -
     Term loan due 1998                               -         125.0
     8 3/8% notes due 1993                            -         100.0
     Notes payable due 2000                        75.0          75.0
     ESOP obligation                               43.9          48.4
     Other                                         30.7          18.9
                                                  -----         -----
                                                  394.6         367.3
     Less current maturities included
       in short-term debt                          12.1          16.7
                                                  -----         -----
                                                 $382.5        $350.6
                                                  -----         -----
                                                  -----         -----

The notes payable due in 2000 require semi-annual interest payments (approximately 10% as of December 31, 1993) and, commencing December 1994, annual principal payments of $3.4 million (increasing to $16.2 million beginning December 1997).

The Employee Stock Ownership Plan (ESOP) obligation represents the unpaid principal balance on an eleven-year loan entered into by the company's ESOP in 1989. Proceeds of the loan were used by the ESOP to purchase the company's Series C ESOP preferred stock. Payment of principal and interest on the notes is unconditionally guaranteed by the company, and therefore the unpaid principal balance of the borrowing is classified as long-term debt. Company contributions and dividends on the preferred shares held by the ESOP are used to meet semi-annual principal and interest obligations.

In 1993, the company exercised an option to prepay principal in the amount of $4.5 million on the original ESOP loan, which bears interest at 11.2% per annum. The prepayment is being refinanced with bank debt that carries a variable interest rate based on LIBOR plus 100 basis points (4 1/2% as of December 31, 1993).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------

6.  DEBT  (continued)
    ----

Certain of the company's debt agreements contain restrictive covenants that, among other matters, require the company to maintain certain financial ratios and minimum levels of working capital and tangible net worth. The revolving credit agreement additionally restricts the payment of common stock cash dividends to the greater of $.135 per common share per quarter or 80% of the company's average net earnings available for common shares, as defined in the agreements, for its four most recent fiscal quarters.

The carrying value of the company's debt is not materially different from its fair value, which is estimated using discounted cash flow analysis and the company's current incremental borrowing rates for similar types of arrangements.

Aggregate maturities of long-term debt for each of the four years following 1994 are, in millions: 1995--$13.3; 1996--$13.3; 1997--$277.3; and
1998--$27.9.

Cash interest paid in 1993, 1992 and 1991 was $26.9 million, $27.1 million and $40.1 million, respectively.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


7.  CAPITAL STOCK AND PREFERRED SHARE PURCHASE RIGHTS
    -------------------------------------------------

The company's articles of incorporation authorize 60,000,000 shares of common stock with a stated value of $5, of which 29,497,994 shares, 22,391,154 shares and 22,354,354 shares were outstanding at December 31, 1993, 1992 and 1991, respectively. In April 1993, the company sold 6,250,000 shares of its common stock in a public offering with net proceeds of approximately $116 million that were used to repay a portion of the debt incurred with the 1992 acquisition of AAB. Simultaneously, the company issued 500,000 additional shares, valued at approximately $9.6 million, to contribute to the company's domestic pension plans.

The articles of incorporation also authorize 5,000,000 shares of preferred stock. On September 24, 1992, the company completed an $80,000,000 private issue of 1,600,000 shares of its $3.875 Series D convertible exchangeable preferred stock. Sold to institutional investors in a private placement under rule 144A of the Securities Act, each share of stock has a liquidation preference of $50 and is convertible into the company's common stock at a conversion price of $18 per share. The shares are not redeemable prior to September 1996, but they may be exchanged at the company's option for 7.75% convertible subordinated debentures due in 2012. Such debentures would be convertible into the company's common stock at a rate of $50 principal amount for each share of common stock and at the same conversion price as the Series D preferred stock.

The company's ESOP covers substantially all domestic salaried employees and allocates Series C ESOP convertible preferred stock to eligible employees based on their contributions to the Salaried Employees' Investment Program and their eligible compensation. The company had 944,016 shares, 954,196 shares and 978,170 shares of Series C ESOP preferred stock outstanding at December 31, 1993, 1992 and 1991, respectively. The company repurchased and retired 10,180 Series C ESOP preferred shares valued at $.7 million during 1993 and 23,974 Series C ESOP preferred shares valued at $1.4 million during 1992, all of which were forfeited by participants upon early withdrawal from the plan.

The Series C ESOP preferred stock is convertible into shares of the company's common stock at a rate of two shares of common stock for each share of preferred stock. The Series C ESOP preferred stock may only be issued to a trustee acting on behalf of an employee stock ownership plan or other employee benefit plan of the company. The shares are automatically converted into shares of common stock in the event of any transfer to any person other than the plan trustee.
The preferred stock is redeemable, in whole or in part, at the
option of the company.   The charge to operations for the cost of the ESOP
was $4.9 million in 1993, $4.7 million in 1992 and $3.8 million in 1991. The company made cash contributions to the plan of $9.2 million in 1993 and 1992, and $8.3 million in 1991 for debt service, including preferred stock dividends of $4.5 million in 1993, $4.6 million in 1992 and $4.8 million in 1990.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


7.  CAPITAL STOCK AND PREFERRED SHARE PURCHASE RIGHTS  (continued)
    -------------------------------------------------

In 1988, the company's Board of Directors authorized the distribution of one Preferred Share Purchase Right for each outstanding share of common stock of the company. Each Right entitles shareholders to buy one-half of one-hundredth of a share of a new series of preferred stock at a price of $70. As distributed, the Preferred Share Purchase Rights trade together with the common stock of the company. They may be exercised or traded separately only after the earlier to occur of: (i) 10 days following a public announcement that a person or group of persons has obtained the right to acquire 10% or more of the outstanding common stock of the company (20% in the case of certain institutional investors), or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors) following the commencement or announcement of an intent to make a tender offer or exchange offer which would result in beneficial ownership by a person or group of persons of 10% of more of the company's outstanding common stock. Additionally, if the company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the Right's exercise price, shares of the acquiring company's common stock (or stock of the company if it is the surviving corporation) having a market value of twice the Right's exercise price.

The Preferred Share Purchase Rights may be redeemed at the option of the Board of Directors for $.005 per Right at any time before a person or group of persons acquires 10% or more of the company's common stock. The Board may amend the Rights at any time without shareholder approval. The Rights will expire by their terms on November 14, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


8.  INCENTIVE STOCK PLANS
    ---------------------

The company's shareholders adopted stock option plans in 1976 and 1984 and a performance incentive stock plan in 1989. These plans provide generally for awarding restricted shares or granting options to purchase shares of the company's common stock. Restricted shares entitle employees to all the rights of common stock shareholders, subject to certain transfer restrictions or forfeitures. Options entitle employees to purchase shares at an exercise price not less than 100% of the fair market value on the grant date and expire after ten years.

Under the plans, options become exercisable ranging from six months to four
years as determined by the Board of Directors at the time of grant.   At
December 31, 1993, 775,010 shares were available for future grants under the plans.

The following table summarizes the activity relating to the company's incentive stock plans:

                                             Number of
                                               Shares         Share Price
                                           -------------    ---------------
                                           (In Millions)

Outstanding at January 1, 1991                  1.4         $ 9.47 - $26.19

     Options granted                            1.1         $15.69 - $22.00
     Options exercised                          (.1)             $9.47
     Options lapsed or cancelled                  -
                                                ---

Outstanding at December 31, 1991                2.4         $ 9.47 - $26.19

     Options granted                             .1         $16.44 - $22.00
     Options exercised                            -
     Options lapsed or cancelled                (.1)
                                                ---

Outstanding at December 31, 1992                2.4         $14.34 - $26.19

     Options granted                             .5         $19.25 - $24.13
     Options exercised                          (.3)        $14.34 - $22.69
     Options lapsed or cancelled                  -
                                                ---

Outstanding at December 31, 1993                2.6         $15.69 - $26.19
                                                ---
                                                ---

Exercisable at December 31, 1993                1.0         $15.69 - $26.19
                                                ---
                                                ---

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


9.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS
    ------------------------------------------

The company maintains several defined benefit pension plans which cover substantially all domestic employees. Benefits for domestic salaried employees are based on compensation and years of service, while hourly employees' benefits are primarily based on negotiated rates and years of service. In addition, certain employees in other countries are covered by pension plans. International plans maintained by the company provide benefits based on years of service and compensation.

The company's funding policy is consistent with funding requirements of federal and international laws and regulations. Plan assets consist primarily of listed equity securities and fixed income instruments. As of December 31, 1993, plan assets included 444,000 shares of Federal-Mogul common stock valued at approximately $12.9 million.

Net periodic pension cost for the company's defined benefit plans in 1993, 1992 and 1991 consist of the following:

(Millions of Dollars)
                                    U.S. Plans          International Plans
                              ----------------------   ---------------------
Year Ended December 31,        1993    1992    1991     1993    1992    1991
                              ------  ------  ------   ------  ------  -----
(Income)/Expense

Service cost - benefits
  earned during the period $ 6.8 $ 5.6 $ 5.9 $ .4 $ .3 $ .4 Interest cost on projected
  benefit obligation           12.9    12.7    11.7      2.2     2.2     2.2
Actual return on plan assets  (29.8)   (5.7)  (27.8)     N/A     N/A     N/A
Net amortization and deferral   7.3   (16.9)    6.7        -       -       -
                               ----    ----    ----     ----    ----    ----
Net periodic pension cost     $(2.8)  $(4.3)  $(3.5)   $ 2.6   $ 2.5   $ 2.6
                               ----    ----    ----     ----    ----    ----
                               ----    ----    ----     ----    ----    ----

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


9.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS  (continued)
    ------------------------------------------

The following table sets forth the funded status for the company's defined benefit plans at December 31, 1993 and 1992:

(Millions of Dollars)
                                                             International
                                       U.S. Plans                Plans
                           -------------------------------   --------------
                           Assets Exceed      Accumulated     Accumulated
                            Accumulated        Benefits         Benefits
                             Benefits        Exceed Assets   Exceed Assets
December 31,                1993    1992     1993    1992     1993    1992
                           ------  ------   ------  ------   ------  ------
Actuarial present value of
  benefit obligations:
    Vested benefit
      obligation           $ 79.0  $ 68.9   $ 82.8  $ 58.0   $ 26.7  $ 24.4
                            -----   -----    -----   -----    -----   -----
                            -----   -----    -----   -----    -----   -----
    Accumulated benefit
      obligation           $ 83.1  $ 75.2   $ 97.2  $ 67.3   $ 28.0  $ 25.7
                            -----   -----    -----   -----    -----   -----
                            -----   -----    -----   -----    -----   -----
    Projected benefit
      obligation           $ 84.0  $ 76.3   $ 97.4  $ 67.4   $ 28.1  $ 25.9
Plan assets at fair value   151.1   145.7     78.7    55.5        -       -
Plan assets in excess of
  (less than) projected
  benefit obligation         67.1    69.4    (18.7)  (11.9)   (28.1)  (25.9)
Unrecognized net (asset)
  liability at transition   (15.2)  (19.1)      .6     1.3        -       -
Unrecognized prior
  service cost               (1.8)   (1.1)    10.5     8.1        -       -
Unrecognized net
  (gain) loss               (15.8)  (18.4)     9.2    (1.8)     2.6     (.9)
                            -----   -----    -----   -----    -----   -----
Accrued pension asset
  (liability) included
    in the consolidated
      balance sheet        $ 34.3  $ 30.8   $  1.6  $ (4.3)  $(25.5) $(26.8)
                            -----   -----    -----   -----    -----   -----
                            -----   -----    -----   -----    -----   -----

The assumptions used in computing the above information are as follows:

                                  U.S. Plans          International Plans
                            ----------------------   ----------------------
                             1993    1992    1991     1993    1992    1991
                            ------  ------  ------   ------  ------  ------

Discount rates              7 1/2%  8 3/4%      9%       8%      9%      9%
Rates of increase in
  compensation levels       4 1/2%  5 1/2%  6 1/2%       5%      5%      5%
Expected long-term rates
  of return on assets          10%      9%      9%      N/A     N/A     N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


9.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS  (continued)
    ------------------------------------------

The company's minimum liability adjustment at December 31 was $20.2 million for U.S. plans and $2.5 million for international plans in 1993 and $7.7 million for U.S. plans in 1992.

In addition to providing pension benefits, the company provides health care and life insurance benefits for certain domestic retirees covered under company-sponsored benefit plans. Employees who are participants in these plans may become eligible for these benefits if they reach normal retirement age while working for the company. Beginning in 1992, the company is required to accrue the cost of providing post-retirement benefits over the employees' service period. The company's policy is to fund benefit costs as they are provided, with retirees paying a portion of the costs.

Periodic postretirement benefit costs were $13.8 million in 1993 and $14.4 million in 1992. The cost of these benefits in 1991, which were previously recognized as expense when paid, amounted to $5.4 million. The components of net periodic postretirement benefit costs are as follows:

     (Millions of Dollars)

     Year Ended December 31,                       1993         1992
                                                 --------     --------

     Service Cost                                 $ 2.7        $ 2.7
     Interest Cost                                 11.1         11.7
                                                   ----         ----
                                                  $13.8        $14.4
                                                   ----         ----
                                                   ----         ----

The accumulated postretirement benefits obligation (APBO) at December 31, 1993 and 1992 was as follows:

     (Millions of Dollars)

     December 31,                                  1993         1992
                                                 --------     --------
     Accumulated postretirement
       benefit obligations:
         Retirees                                 $ 96.2       $ 90.0
         Fully eligible plan participants           15.0         18.7
         Other active plan participants             39.5         34.6
         Other loss                                  (.8)         (.2)
                                                   -----        -----
                                                  $149.9       $143.1
                                                   -----        -----
                                                   -----        -----

The discount rate used in determining the APBO was 7 1/2% at December 31, 1993 and 8 3/4% at December 31, 1992.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


9.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS  (continued)
    ------------------------------------------

The assumed annual health care cost trend used in measuring the APBO approximated 9% in 1993, declining to 8 1/2% in 1994 and to an ultimate annual rate of 5 1/2% estimated to be achieved in 2008. At December 31, 1992, the health care cost trend rate approximated
9 1/2% in 1992, declining to 9% in 1993 to an annual rate of 6% to be achieved in 2007. Increasing the assumed cost trend rate by 1% each year would have increased the APBO by approximately 11% and 10% at December 31, 1993 and 1992, respectively. Aggregate service and interest costs would have increased by approximately 13% and 12% for 1993 and 1992, respectively.

In 1991, the company established a retiree health benefits account (as defined in Section 401 of the Internal Revenue Code) within its domestic salaried employees' pension plan. Annually through 1995, the company may elect to transfer excess pension plan assets (subject to defined limitations) to the 401(h) account for purposes of funding current salaried retiree health care costs. The company transferred excess pension plan assets of $3.6 million in 1993, $3.9 million in 1992 and $7.8 million in 1991 ($4.2 million related to 1991 expenses and $3.6 million related to 1990 expenses) to the 401(h) account to fund salaried retiree health care benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


10.  INCOME TAXES
     ------------

Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) adopted by the company in 1992, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of earnings (loss) from continuing operations before income taxes consisted of the following:

     (Millions of Dollars)              1993        1992        1991
                                      --------    --------    --------

     Domestic                          $ 54.5      $  7.1      $(22.0)
     International                        3.1         1.9         3.3
                                        -----       -----       -----
                                       $ 57.6      $  9.0      $(18.7)
                                        -----       -----       -----
                                        -----       -----       -----

Significant components of the provision for income taxes attributable to continuing operations are as follows:

     (Millions of Dollars)              1993        1992        1991
                                      --------    --------    --------
     Current:
       Federal                         $ 16.1      $  4.1      $  8.5
       State and local                    1.9         1.0          .8
       International                      6.5         5.0         4.2
                                        -----       -----       -----
         Total current                   24.5        10.1        13.5

     Deferred:
       Federal                            5.2        (2.7)      (12.5)
       State and local                     .1         (.2)        (.7)
       International                    (12.3)       (2.6)         .8
                                        -----       -----       -----
         Total deferred                  (7.0)       (5.5)      (12.4)
                                        -----       -----       -----
                                       $ 17.5      $  4.6      $  1.1
                                        -----       -----       -----
                                        -----       -----       -----

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


10.  INCOME TAXES  (continued)
     ------------

The reconciliation of income tax attributable to continuing operations computed at the United States federal statutory tax rates to income tax expense is:

     (Millions of Dollars)              1993        1992        1991
                                      --------    --------    --------

     Tax at U.S. statutory rates       $ 20.1      $  3.0      $ (6.4)
     Increase (decrease) from:
       State income taxes                 1.3          .6          .5
       International earnings subject
         to varying tax rates
           and tax effect of losses       (.2)        1.3         5.0
       Tax effect on sale of business    (1.8)
       Tax effect of rate changes
         U.S.                            (1.4)
         Germany                         (2.9)
       Other differences                  2.4         (.3)        2.0
                                        -----       -----       -----
                                       $ 17.5      $  4.6      $  1.1
                                        -----       -----       -----
                                        -----       -----       -----

In 1993 the company was subject to statutory rate changes both in the United States and in Germany. Income tax expense was decreased by $1.4 million and $2.9 million as a result of applying the newly enacted tax rates to the deferred tax balances as of the beginning of the period in the United States and Germany, respectively. However, the effect of the change in tax rates on the current year's income was to increase income tax expense by $.6 million and $1 million, respectively. As a result, net tax benefits of $.8 million and $1.9 million have been recognized, respectively.

The following table summarizes the company's total provision for income taxes:

     (Millions of Dollars)              1993        1992        1991
                                      --------    --------    --------

     Continuing operations             $ 17.5      $  4.6      $  1.1
     Cumulative effect of
       accounting change                            (47.6)
     Discontinued operations                                      2.4
     Allocated to equity:
       Currency translation              (3.0)       (2.5)
       Preferred dividends               (1.6)       (1.7)       (1.7)
       Other                                          (.7)
                                        -----       -----       -----
                                       $ 12.9      $(47.9)     $  1.8
                                        -----       -----       -----
                                        -----       -----       -----

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------

10.  INCOME TAXES  (continued)
     ------------

Significant components of the company's deferred tax liabilities and assets as of December 31 are as follows:

     (Millions of Dollars)                1993        1992        1991
                                        --------    --------    --------

     Deferred tax liabilities:
       Fixed asset basis differences     $(60.0)     $(67.9)     $(69.0)

       Pension                            (12.5)       (9.4)       (8.3)
                                          -----       -----       -----
         Total deferred tax liabilities   (72.5)      (77.3)      (77.3)
     Deferred tax assets:
       Postretirement benefits other
         than pensions                     55.3        51.6           -
       Special charges                       .2        11.9         6.0
       Other non-deductible expenses       29.3        14.3        24.1
       AMT credit carryforwards               -         5.6         5.3
       Foreign tax credit carryforwards     2.4         7.9         7.7
       Net operating loss carryforwards
         of international subsidiaries     37.6        28.0        17.2
       Other, net                           2.6         4.3        (2.2)
                                          -----       -----       -----
         Total deferred tax assets        127.4       123.6        58.1
       Valuation allowance for
         deferred tax assets              (21.0)      (24.3)      (21.2)
                                          -----       -----       -----
         Net deferred tax assets          106.4        99.3        36.9
                                          -----       -----       -----
                                         $ 33.9      $ 22.0      $(40.4)
                                          -----       -----       -----
                                          -----       -----       -----

At December 31, 1993, the company had net operating loss carryforwards in Germany of $46 million that are not subject to expiration.
Net operating loss carryforwards of $49.5 million exist at other international subsidiaries subject to various expiration dates. Foreign tax credit carryforwards of $2.4 million will expire in years 1994 through 1998. Valuation allowances have been recognized against the net operating loss carryforwards (other than in Germany) and the foreign tax credit carryforwards.

The company is not required to record valuation allowances for deferred tax assets where management believes it is more likely than not that the tax benefit will be realized. Valuation allowances were not established against deferred tax assets attributable to the company's postretirement benefit obligation and the German net operating loss carryforward.

The deferred tax asset for the company's postretirement benefit obligation is $55.3 million at December 31, 1993. The total amount of future taxable income in the U.S. necessary to realize the asset is $149.5 million. The company could generate approximately $67 million of taxable income from the execution of reasonable and prudent tax planning strategies, principally through revoking the company's LIFO election.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


10.  INCOME TAXES  (continued)
     ------------

In addition to tax planning strategies, the company will need to generate additional taxable income of approximately $82.5 million in the U.S. through future operations in order to fully realize the deferred tax asset for the company's postretirement benefit obligation.
Over the past ten years, the company has generated taxable income in the U.S., on average, of approximately $52 million per year. Based on the company's history of taxable income and its projection of future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the deferred tax asset. The deferred tax asset attributable to the German net operating loss carryforward is $19 million. Sufficient taxable income will be generated through the reversal of existing taxable temporary differences to enable the carryforward to be utilized.

Deferred tax liabilities and assets are recorded in the consolidated balance sheets as follows:

     (Millions of Dollars)                          1993       1992
                                                  --------   --------

     Assets:
       Prepaid expenses and income tax benefits    $ 19.4     $ 14.6
       Business investments and other assets         27.5       34.7
     Liabilities:
       Deferred income taxes                        (13.0)     (27.3)
                                                    -----      -----
                                                   $ 33.9     $ 22.0
                                                    -----      -----
                                                    -----      -----

Income taxes paid in 1993, 1992 and 1991 were $16.3 million, $10.5 million and $17.5 million, respectively.

Undistributed earnings of the company's international subsidiaries amounted to approximately $70 million at December 31, 1993. No taxes have been provided on the $63 million of these earnings which are considered by the company to be permanently reinvested. Upon distribution of these earnings, the company would be subject to U.S. income taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability on the distribution of these earnings is not practicable. However, the company believes the foreign withholding taxes would be insignificant and any United States income tax would be largely offset by foreign tax credits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


11.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA
     --------------------------------------------------

The company is a global distributor and manufacturer of a broad range of non-discretionary parts, primarily vehicular components for automobiles, light trucks, heavy duty trucks and farm and construction vehicles and industrial products. Through its worldwide distribution network, the company sells replacement parts in the vehicular aftermarket. The company also sells parts to original equipment manufacturers, principally the major automotive manufacturers in the United States and Europe. All of these activities constitute a single business segment.

Financial information, summarized by geographic area, is as follows:

     (Millions of Dollars)                1993        1992        1991
                                        --------    --------    --------

     Net sales:
       United States and Canada         $1,092.3    $  817.5    $  697.5
       Europe                              270.4       268.3       243.5
       Other international                 212.8       178.2       157.7
                                         -------     -------     -------
                                        $1,575.5    $1,264.0    $1,098.7
                                         -------     -------     -------
                                         -------     -------     -------

     Operating profit:
       United States and Canada         $   91.0    $   30.8    $   18.6
       Europe                               (2.3)        (.9)       (7.4)
       Other international                  20.0        22.1        11.4
                                         -------     -------     -------
         Total operating profit (a)        108.7        52.0        22.6
       Corporate expenses and other        (24.3)      (22.4)      (18.6)
                                         -------     -------     -------
         Operating earnings             $   84.4    $   29.6    $    4.0
                                         -------     -------     -------
                                         -------     -------     -------

     Identifiable assets:
       United States and Canada         $  804.5    $  618.2    $  451.6
       Europe                              243.2       290.1       328.9
       Other international                 244.1       195.4       133.4
                                         -------     -------     -------
                                        $1,291.8    $1,103.7    $  913.9
                                         -------     -------     -------
                                         -------     -------     -------

       (a) Operating profit included special charges of $14 million and $25 million in 1992 and 1991, respectively.

Transfers between geographic areas are not significant, and when made, are recorded at prices comparable to normal unaffiliated customer sales.

Sales to domestic automotive manufacturers were approximately 16% of net sales in 1993 and included sales to General Motors Corporation of $141.7 million, $115.7 million and $112.2 million in 1993, 1992 and 1991, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


12.  LITIGATION
     ----------

The company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the company's consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - ------------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------


13.  SUBSEQUENT EVENTS
     -----------------

In December 1993, the company filed a shelf registration with the SEC that permits the issuance of a combination of debt and equity securities up to $300 million over a two year period. In February 1994, the company used the shelf registration to offer 5.75 million shares of common stock to the public, generating net proceeds to the company of nearly $191 million. The offering proceeds were used to repay a portion of the outstanding debt which was principally used to purchase SPR.

Had the February 1994 offering occurred on January 1, 1993, primary earnings per share for 1993 would have been unchanged at $1.13.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
- - - ---------------------------------------------------


To Our Shareholders:


The management of Federal-Mogul has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The financial statements were prepared in accordance with generally accepted accounting principles and include amounts based on the best estimates and judgments of management. Management also prepared the other financial information in this report and is responsible for its accuracy and consistency with the financial statements. Federal-Mogul has retained independent auditors, ratified by election of the shareholders, to audit the financial statements.

Federal-Mogul maintains a strong system of internal accounting controls supplemented by written policies and procedures, implemented by the careful selection and training of qualified personnel and verified by an extensive internal audit program. These measures, the cost of which is balanced against the benefits that may reasonably be expected therefrom, are designed to prevent significant misuse of company assets or misstatements of financial reports and to assure that business is conducted as directed by management in accordance with all applicable laws and the Federal-Mogul Code of Conduct.

The Audit Committee of the Board of Directors, comprised of five outside directors, performs an oversight role related to financial reporting. The Committee periodically meets jointly and separately with the independent auditors, internal auditors and management to review their activities and reports, and to take any action appropriate to their findings. At all times the independent auditors have the opportunity to meet with the Audit Committee, without management representatives present, to discuss matters related to their audit.





Dennis J. Gormley
Chairman and Chief Executive Officer





Martin E. Welch III
Senior Vice President
Chief Financial Officer




James B. Carano
Vice President and Controller

REPORT OF INDEPENDENT AUDITORS
- - - ------------------------------


Shareholders and Board of Directors
Federal-Mogul Corporation



We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1992 the company changed its method of accounting for postretirement benefits other than pensions.




Detroit, Michigan
February 8, 1994

QUARTERLY FINANCIAL DATA (UNAUDITED)
- - - ------------------------------------

FEDERAL-MOGUL CORPORATION
- - - -------------------------

                                           Net Sales
                                           Less Cost       Net       Earnings
(Millions of Dollars,            Net      of Products    Earnings     (Loss)
 Except Per Share Amounts)      Sales         Sold        (Loss)     Per Share
                               -------    -----------    --------    ---------
Year ended December 31, 1993:
  First quarter                $  410.5      $ 79.0        $  7.5      $  .23
  Second quarter                  401.8        78.8          15.3         .47
  Third quarter                   370.0        74.5          10.0         .26
  Fourth quarter                  393.2        79.4           7.3         .17
                                -------       -----         -----       -----
                               $1,575.5      $311.7        $ 40.1      $ 1.13
                                -------       -----         -----       -----
                                -------       -----         -----       -----

Year ended December 31, 1992:
  First quarter                $  297.0      $ 46.0        $(87.5)     $(3.94)
  Second quarter                  311.0        53.3           4.4         .16
  Third quarter                   297.9        47.4           3.0         .10
  Fourth quarter                  358.1        62.7          (3.6)       (.26)
                                -------       -----         -----       -----
                               $1,264.0      $209.4        $(83.7)     $(3.94)
                                -------       -----         -----       -----
                                -------       -----         -----       -----

Net earnings in the first quarter of 1992 were adversely impacted by $88.1 million ($3.93 per share) representing the cumulative effect of a change in the method of accounting for postretirement benefits other than pensions. Quarterly net earnings and earnings per share for the first three quarters of 1992 have been restated from amounts previously reported. Net earnings in the fourth quarter of 1992 were adversely impacted by a special charge of $.40 per share. Refer to Notes 1 and 2 to the consolidated financial statements for further discussion of these matters.

In the fourth quarter of 1992, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
(SFAS 109), retroactively to 1989. Quarterly net earnings and earnings per share have been restated from amounts previously reported in conjunction with the provisions of SFAS 109.


STOCK PRICES                                   DIVIDENDS
- - - ------------                                   ---------
High and low prices for the company's common   Quarterly dividends of $.12 per
stock for each quarter in the past two years   common share were declared for
were as follows:                               1993 and 1992.  In February
                                               1994, the company's Board of
               1993              1992          Directors declared a quarterly
         ----------------  ----------------    dividend of $.12 per common
                                               share.  This was the 232nd
Quarter   High      Low     High     Low       consecutive quarterly dividend
- - - -------  -------  -------  -------  -------    declared by the company.

First    $20 1/2  $16 1/4  $18 1/8  $14 7/8
Second    22       17 5/8   20       15 5/8
Third     26 1/4   19 7/8   18       14 1/2
Fourth    29 7/8   23 1/4   18       15 1/4


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE
- - - -------------------------------------------------------------
None.


PART III
- - - --------
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
             REGISTRANT
- - - -----------------------------------------------------
The information required by this item is incorporated by reference from pages 1 through 5 of the company's definitive proxy statement dated March 18, 1994 relating to its 1994 annual meeting of shareholders (the "1994 Proxy") under the heading "Nominees for Election as Directors" except that the information required by Item 10 with respect to executive officers included under Part I of this report.

ITEM 11.    EXECUTIVE COMPENSATION
- - - ----------------------------------

The information required by this item is incorporated by reference from the 1994 Proxy under the headings "Information on Executive Compensation" on pages 9 to 11 and under the heading "Retirement Plans" on page 15 and "Nominees for Election as Directors" on pages 4 and 5 of the Proxy.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- - - --------------------------------------------------------------------------

The information required by this item is incorporated by reference from pages 15 through 18 of the 1994 Proxy under the heading "Information on Securities".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - - -----------------------------------------------------------

Not applicable.


PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K
- - - --------------------------------------------------------

(a)     The following documents are filed as part of this report:

     1.     Financial Statements:

          Financial statements filed as part of this Form 10-K are listed under Part II, Item 8 of this Form 10-K.

     2.     Financial Statement Schedules:

          Schedule V - Property, plant and equipment

          Schedule VI - Accumulated depreciation, depletion and amortization of property, plant and equipment

          Schedule VIII - Valuation and qualifying accounts

          Schedule IX - Short-term borrowings

          Schedule X - Supplementary income statement information

          Financial Statements and Schedules Omitted:

          Schedules other than those listed above are omitted because they are not required under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.

     Individual financial statements of subsidiaries of the Company have been omitted as the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed 5% of the total assets of the Company as shown by the most recent year-end Consolidated Balance Sheet.

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
- - - ------------------------------------------

                     FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
                     ------------------------------------------

                                 (In Millions)

       COLUMN A               COLUMN B   COLUMN C   COLUMN D      COLUMN E      COLUMN F
- - - -------------------------    ----------  ---------  ---------  ---------------  --------
                             Balance at                        Other Changes -   Balance
                             Beginning   Additions              Add (Deduct) -   at End
     Classification          of Period    at Cost   Disposals     Describe      of Period
- - - -------------------------    ----------  ---------  ---------  ---------------  ---------
Year Ended 12/31/93:
- - - -------------------
Land                           $ 35.0     $   .1     $  2.6       $ (2.2)-B       $ 30.8
                                                                      .5 -C
Bldgs. & land improvements      151.9       13.2        1.6          (.7)-A        162.3
                                                        1.6 -D      (4.1)-B
                                                                     5.2 -C
Machinery & equipment           352.3       39.3        2.7        (21.7)-A        362.4
                                                        5.3 -D      (5.7)-B
                                                                     6.2 -C
Furniture & office machines      41.4        5.2        1.5         (6.8)-A         52.7
                                                         .5 -D       (.5)-B
                                                                    15.4 -C
Transportation equipment          9.4        1.5        2.0          (.5)-A          8.3
                                                                     (.1)-B
                                -----      -----      -----        -----           -----
                    TOTALS     $590.0     $ 59.3     $ 17.8       $(15.0)         $616.5
                                -----      -----      -----        -----           -----
                                -----      -----      -----        -----           -----

Year Ended 12/31/92:
- - - -------------------
Land                           $ 36.8     $   .2     $   .4       $ (1.6)-B       $ 35.0
Bldgs. & land improvements      151.4        6.0        3.1          (.6)-A        151.9
                                                                    (2.6)-B
                                                                      .8 -C
Machinery & equipment           341.7       33.8        5.8        (19.9)-A        352.3
                                                                    (5.6)-B
                                                                     8.1 -C
Furniture & office machines      43.8        2.8        1.1         (6.2)-A         41.4
                                                                     (.7)-B
                                                                     2.8 -C
Transportation equipment         11.0        1.8        3.0          (.3)-A          9.4
                                                                     (.1)-B
                                -----      -----      -----        -----           -----
                    TOTALS     $584.7     $ 44.6     $ 13.4       $(25.9)         $590.0
                                -----      -----      -----        -----           -----
                                -----      -----      -----        -----           -----

Year Ended 12/31/91:
- - - -------------------
Land                           $ 28.8     $   .3     $   .2       $  1.4 -B       $ 36.8
                                                        3.5 -D      10.0 -E
Bldgs. & land improvements      172.5        3.4        4.0          (.3)-A        151.4
                                                       19.8 -D       (.4)-B
Machinery & equipment           387.0       38.7        9.3        (14.1)-A        341.7
                                                       66.4 -D       5.8 -B
Furniture & office machines      61.5        5.8        1.5         (7.4)-A         43.8
                                                        6.3 -D      (8.3)-B
Transportation equipment         13.6        1.7        2.0         (2.6)-A         11.0
                                                         .2 -D        .5 -B
                                -----      -----      -----        -----           -----
                    TOTALS     $663.4     $ 49.9     $113.2       $(15.4)         $584.7
                                -----      -----      -----        -----           -----
                                -----      -----      -----        -----           -----

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT  (continued)
- - - ------------------------------------------

                  FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
                  ------------------------------------------


Machinery and equipment additions were for improvements of manufacturing capacity at various locations.

The amounts in Columns D and E are described as follows:

     A - Fully amortized costs eliminated from the accounts by charges to the offsetting allowances for depreciation.

     B - Adjustments to property, plant and equipment balances as a result of applying the provisions of FASB Statement No. 52.

     C - Acquisitions. The 1990 amounts have been restated due to the adoption of FASB Statement No. 109.

     D - Dispositions of businesses

     E - Final allocation of purchase price for Glyco AG and subsidiaries

The annual provisions for depreciation have been computed based on the following ranges of estimated useful lives:


                             Years                                         Years
                             -----                                         -----

Bldgs. & land improvements   10-50      Furniture & office machines         4-10

Machinery & equipment         3-15      Transportation equipment             3-8


SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
              AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
- - - -----------------------------------------------------------

                  FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
                  ------------------------------------------

                                (In Millions)

       COLUMN A             COLUMN B     COLUMN C    COLUMN D      COLUMN E      COLUMN F
- - - ------------------------    ---------  ------------  ---------  ---------------  ---------
                             Balance    Additions
                               at        Charged                Other Changes -   Balance
                            Beginning    to Costs                Add (Deduct) -   at End
      Description           of Period  and Expenses  Disposals     Describe      of Period
- - - ------------------------    ---------  ------------  ---------  ---------------  ---------

Year Ended 12/31/93:
- - - -------------------
Bldgs. & land improvements    $ 32.9      $  7.5       $   .3      $  (.7)-A      $ 41.5
                                                           .2 -D      2.3 -C
Machinery & equipment          140.5        28.2          1.7       (21.7)-A       144.6
                                                          2.9 -D     (1.6)-B
                                                                      3.8 -C
Furniture & office machines     21.7         7.0           .9        (6.8)-A        27.1
                                                           .3 -D      (.2)-B
                                                                      6.6 -C
                                 4.2         1.2          1.4         (.5)-A         3.5
                               -----       -----        -----       -----          -----
                    TOTALS    $199.3      $ 43.9       $  7.7      $(18.8)        $216.7
                               -----       -----        -----       -----          -----
                               -----       -----        -----       -----          -----

Year Ended 12/31/92:
- - - -------------------
Bldgs. & land improvements    $ 29.0      $  4.9       $   .3      $  (.6)-A      $ 32.9
                                                                      (.1)-B
Machinery & equipment          134.8        30.4          3.1       (19.9)-A       140.5
                                                                     (1.7)-B
Furniture & office machines     22.2         6.7           .8        (6.2)-A        21.7
                                                                      (.2)-B
Transportation equipment         4.6         1.6          1.6         (.3)-A         4.2
                                                                      (.1)-B
                               -----       -----        -----       -----          -----
                    TOTALS    $190.6      $ 43.6       $  5.8      $(29.1)        $199.3
                               -----       -----        -----       -----          -----
                               -----       -----        -----       -----          -----
Year ended 12/31/91:
- - - -------------------
Bldgs. & land improvements    $ 29.6      $  4.8       $   .9      $  (.3)-A      $ 29.0
                                                          4.2 -D
Machinery & equipment          140.9        33.5          2.1       (14.1)-A       134.8
                                                         23.1 -D      (.3)-B
Furniture & office machines     26.0         8.3           .7        (7.4)-A        22.2
                                                          4.0 -D
Transportation equipment         6.3         2.1          1.1        (2.6)-A         4.6
                                                           .1 -D
                               -----       -----        -----       -----          -----
                    TOTALS    $202.8      $ 48.7       $ 36.2      $(24.7)        $190.6
                               -----       -----        -----       -----          -----
                               -----       -----        -----       -----          -----

The amounts in Columns D and E are described as follows:
   A - Fully amortized costs eliminated from the accounts by charges to the offsetting allowances for depreciation.
   B - Adjustments to property, plant and equipment balances as a result of applying the provisions of FASB Statement No. 52.
   C - Acquisitions
   D - Dispositions of businesses
/TABLE

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
- - - -------------------------------------------------

                   FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------

                                (In Millions)

         COLUMN A              COLUMN B           COLUMN C            COLUMN D    COLUMN E
- - - -----------------------------  ---------  ------------------------  ------------  ---------
                                                  Additions
                                          ------------------------
                                Balance                 Charged to
                                  at        Charged       Other                    Balance
                               Beginning    to Costs    Accounts -  Deductions -   at End
        Description            of Period  and Expenses   Describe     Describe    of Period
- - - -----------------------------  ---------  ------------  ----------  ------------  ---------

Year Ended December 31, 1993:
- - - ----------------------------
Valuation allowance
  for trade receivable           $ 8.6        $ 1.5      $ 4.7(4)     $  .3(1)      $14.5
Valuation allowance for
  notes receivable                 1.0                                   .3(5)         .7
Reserve for
  inventory valuation             23.1           .6        9.9(4)       1.3(8)       28.9
                                                                        3.4(9)
Valuation allowance
  for deferred tax assets         24.3         (3.3)(10)                             21.0


Year Ended December 31, 1992:
- - - ----------------------------
Valuation allowance
  for trade receivable             6.2          1.2        1.8(4)        .6(1)        8.6
Valuation allowance
  for notes receivable             1.1                                   .1(5)        1.0
Reserve for
  inventory valuation             30.0          3.4        6.1(4)       7.3(7)       23.1
                                                                        9.1(8)
Valuation allowance
  for deferred tax assets         21.2          3.1                                  24.3


Year Ended December 31, 1991:
- - - ----------------------------
Valuation allowance
  for trade receivable             6.9           .4          -         1.1 (1)        6.2
Valuation allowance
  for notes receivable             2.6          1.1          -         2.6 (2)        1.1
Reserve for
  inventory valuation             30.0          2.1          -         2.1 (3)       30.0
Valuation allowance
  for deferred tax assets         12.5          8.8          -          .1 (6)       21.2



 (1)  Uncollectible accounts charged off net of recoveries.
 (2)  Reversal of allowance due to realization of note.
 (3)  Reduction of reserve due to divestiture of Huck Manufacturing fastener subsidiary.
 (4)  Increase to reserve due to acquisition of automotive aftermarket businesses.
 (5)  Decrease to reserve due to change in market value of note.
 (6)  Decrease due to change in tax rates on an international valuation allowance item.
 (7)  Reduction in 1991 restructuring reserve for inventory disposed of during the year.
 (8)  Reduction of Glyco inventory reserves to current requirements.
 (9)  Reduction of automotive aftermarket businesses' reserves to current requirements.
(10)  Decrease due to utilization of excess foreign tax credit carryforwards.

SCHEDULE IX - SHORT-TERM BORROWINGS
- - - -----------------------------------

                       FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
                       ------------------------------------------

                            (In Millions, Except Percents)

          COLUMN A             COLUMN B   COLUMN C   COLUMN D     COLUMN E      COLUMN F
- - - -----------------------------  ---------  --------  -----------  -----------  -------------
                                                      Maximum      Average      Weighted
                                          Weighted    Amount       Amount       Average
                                Balance    Average  Outstanding  Outstanding  Interest Rate
    Category of Aggregate       at End    Interest  During the   During the    During the
    Short-Term Borrowings      of Period    Rate    Period (4)   Period (2)    Period (3)
- - - -----------------------------  ---------  --------  -----------  -----------  -------------

Year Ended December 31, 1993:
- - - ----------------------------

Notes payable to banks (1)
  Domestic                       $  .0        .0%      $32.0        $ 7.9          5.7%
  International                   27.1      12.4        36.4         23.4         15.4



Year Ended December 31, 1992:
- - - ----------------------------

Notes payable to banks (1)
  Domestic                        20.0       6.6        30.0          6.7          5.0
  International                   32.7      13.6        32.7         18.6         16.3



Year Ended December 31, 1991:
- - - ----------------------------

Notes payable to banks (1)
  Domestic                        10.0       8.6        44.3         20.8          7.0
  International                   19.2      12.0        31.9         24.0         14.0




(1)  Notes payable to banks include borrowings under domestic and international lines of credit borrowing arrangements which have no termination date but are reviewed annually for renewal.

(2) The average amount outstanding during the period was computed by dividing the total of each month's ending outstanding principal balances by 12.

(3)  The weighted average interest rate during the period was computed by dividing total interest expense by the average amount of principal outstanding during the period.

(4)  Maximum amount outstanding during the period for each individual category of short-term borrowing.  Maximum amount outstanding, in total, was $59.5 million,
     $53.3 million and $72.7 million in 1993, 1992 and 1991, respectively.


SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
- - - -------------------------------------------------------

                    FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
                    ------------------------------------------

                                   (In Millions)

              COLUMN A                                     COLUMN B
- - - --------------------------------------   ---------------------------------
                Item                         Charged to Costs and Expenses
- - - --------------------------------------   ---------------------------------

                                                Year Ended December 31

                                              1993            1992            1991
                                            --------        --------        --------

Maintenance and repairs                      $ 19.1          $ 17.5          $ 17.3


Depreciation and amortization of
  intangible assets, preoperating
    costs and similar deferral:

      Depreciation                             43.9            43.9            48.7

      Amortization                              6.8             2.8             1.6



Amounts for taxes, other than payroll and income taxes, advertising costs and royalties are not presented as such amounts are less than 1% of total revenues.


3.     Exhibits:

     3.1     The Registrant's Second Restated Articles of
Incorporation, as amended (filed as Exhibit 3.1 to Registrant's
Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference).

     3.2     The Registrant's Bylaws, as amended (filed as Exhibit
3.2 to Registrant's Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

     4.2     Rights Agreement ("Rights Agreement") between
Registrant and National Bank of Detroit as Rights Agent with Bank of New York as successor Rights Agent (filed as Exhibit 1 to
Registrant's Form 8-A Registration Statement dated November 7,
1988, and incorporated herein by reference).

     4.3     Amendments dated July 25, 1990, to Rights Agreement
(filed as Exhibit 4.5 to the 1990 Second Quarter 10-Q).

     4.4 Amendment dated September 23, 1992 to Rights Agreement (filed as Exhibit 4.4 to Registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

     4.5 Reference is made to Exhibit 3.1 hereto which contains provisions defining the rights of securities holders of the long-term debt securities of the Registrant and any of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed. Other instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries have not been filed because in each case the total amount of long-term debt permitted thereunder does not exceed 10% of the Registrant's consolidated assets and the Registrant hereby agrees to furnish such instruments to the Securities and Exchange Commission upon its request.

     4.6     Second Amended and Restated Revolving Credit
Agreement dated October 19, 1993, among the Company, various banks, and Chemical Bank, as agent (filed as Exhibit 4.6 to Registrant's
Registration Statement on Form S-3 No. 33-51265 dated December 3,
1993 and incorporated herein by reference).

     10.1 The Registrant's 1976 Stock Option Plan, as last amended November 3, 1988 (filed as Exhibit 10.27 to the 1988 10-K, and incorporated herein by reference).

     10.2 The Registrant's 1984 Stock Option Plan as last amended, (filed as Exhibit 10.26 to the 1988 10-K, and incorporated herein by reference).

     10.3 The Registrant's 1977 Supplemental Compensation Plan, as amended and restated effective as of January 1, 1986 (refiled as Exhibit 10.3 to the 1993 10-K, and incorporated herein by reference).

     10.4     Registrant's Supplemental Compensation Retirement
Trust Agreement (filed as Exhibit 10.1 to the 1988 Third Quarter
10-Q and incorporated herein by reference).

     10.6     Form of Executive Severance Agreement between the
Registrant and certain executive officers, (refiled as Exhibit 10.6 to the 1990 10-K, and incorporated herein by reference).

     10.7     Amended and Restated Deferred Compensation Plan for
Corporate Directors (refiled as Exhibit 10.7 to the 1990 10-K, and incorporated herein by reference).

     10.10     Supplemental Executive Retirement Plan, as amended
(refiled as Exhibit 10.10 to the 1992 10-K, and incorporated herein by reference).

     10.11 Description of Umbrella Excess Liability Insurance for the Executive Council (refiled as Exhibit 10.11 to the 1990 10-K, and incorporated herein by reference).

     10.12     Guaranty and Contingent Purchase Agreement of
Federal-Mogul Corporation dated February 15, 1989, between the
Registrant and Aetna Life Insurance Company ("Guaranty and
Contingent Purchase Agreement" filed as Exhibit 10.28 to the 1988
10-K, and incorporated herein by reference).

     10.13 Note Agreement dated February 15, 1989, between the Federal-Mogul Corporation Salaried Employees Stock Ownership Trust and Aetna Life Insurance Company (filed as Exhibit 10.29 to the
1988 10-K, and incorporated herein by reference).

     10.14 Federal-Mogul Corporation 1989 Performance Incentive Stock Plan (filed as Exhibit 10.31 to the 1988 10-K, and incorporated herein by reference).

     10.15 Supply Agreement dated as of October 19, 1992 between the Company and TRW Inc. (filed as Exhibit 10.15 to the 1992 10-K, and incorporated herein by reference).

     10.16 Federal-Mogul Corporation Note Agreement dated December 1, 1990 ("12/1/90 Note Agreement") between the Registrant and various financial institutions listed therein(filed as Exhibit
10.17 to the 1991 10-K, and incorporated herein by reference).

     10.17 First Amendment dated as of March 9, 1992 to Note Agreement dated February 15, 1989, between the Federal-Mogul Corporation Salaried Employees Stock Ownership Trust and Aetna Life Insurance Company (filed as Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of 1993, and incorporated herein by reference).

     10.18     First Amendment dated as of March 9, 1992 to
Guaranty and Contingent Purchase Agreement (filed as Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of 1993, and incorporated herein by reference).

     10.19 Pooling and Servicing Agreement dated as of June 1, 1992 ("Pooling and Servicing Agreement") among Federal-Mogul Funding Corporation, as Seller, Federal-Mogul Corporation, as Servicer, and Chemical Bank, as trustee (filed as Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the second quarter of 1993, and incorporated herein by reference).

     10.20 Series 1992-1 Supplement dated as of June 1, 1992 to the Pooling and Servicing Agreement (filed as Exhibit 10.22 to the registrant's Quarter Report on Form 10-Q for the second quarter of 1992, and incorporated herein by reference).

     10.21     Receivables Purchase Agreement dated as of June 1,
1992 between the Company and Federal-Mogul Funding Corporation
(filed as Exhibit 10.23 to the 1992 Form 10-K, and incorporated herein by reference).

     10.22     Second Amendment dated as of October 19, 1992 to
Guaranty and Contingent Purchase Agreement (filed as Exhibit 10.24 to the 1992 Form 10-K and incorporated herein by reference).

     10.23     First Amendment dated as of December 11, 1992, to
12/1/90 Note Agreement (filed as Exhibit 10.27 to the 1992 Form 10-K, and incorporated herein by reference).

     10.24 Series 1993-1 Supplement dated as of March 1, 1993 to the Pooling and Servicing Agreement dated June 1, 1992 among the Company, Federal-Mogul Funding Corporation and Chemical Bank trustee (filed as Exhibit 10.29 to the Form 10-K for the first quarter of 1992 and incorporated herein by reference).

     10.25 Amendment to Rights Agreement between Federal-Mogul Corporation and the Bank of New York, (filed as Exhibit 10.30 to the second quarter 1992 Form 10-Q and incorporated herein by reference).

     11.1     Statement Re: Computation of Per Share earnings
(filed herewith).

     21.1     Subsidiaries of the Registrant (filed herewith).

     23.1     Consent of Ernst & Young (filed herewith).

     24.1     Powers of Attorney (filed herewith).

The Company will furnish upon request any exhibit described above upon payment of the Company's reasonable expenses for furnishing such exhibit.

(b)     Report on Form 8-K:

     A report on Form 8-K dated November 10, 1993 was filed pursuant to Item 2 by the Company during the fourth quarter of 1993 concerning the Company's acquisition of the automotive aftermarket business of Sealed Power Replacement Division of SPX Corporation ("SPR"). The report was amended by Form 8-K/A dated December 3, 1993 to include financial statements of SPR and pro forma financial statements of SPR and the Company which were unavailable at the time the report was filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

               FEDERAL-MOGUL CORPORATION


               By:   (Martin E. Welch III)
                  ------------------------------
                  Martin E. Welch III
                  Senior Vice President and
                    Chief Financial Officer


Dated as of March 25, 1994



Pursuant to the required of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date(s) indicated.

     Signature              Title

(D.J. Gormley)*
- - - ------------------------    Chairman of the Board,
D. J. Gormley               President and Chief Executive Officer

(M.E. Welch III)
- - - ------------------------    Senior Vice President and
M. E. Welch III             Chief Financial
                            Officer (Principal Financial Officer)

(J.B. Carano)
- - - ------------------------    Vice President and Controller
J. B. Carano                (Principal Accounting Officer)

(Thomas F. Russell)*
- - - ------------------------    Director
Thomas F. Russell

(Roderick M. Hills)*
- - - ------------------------    Director
Roderick M. Hills

(John J. Fannon)*
- - - ------------------------    Director
John J. Fannon

(Antonio Madero)*
- - - ------------------------    Director
Antonio Madero

(Walter J. McCarthy, Jr.)*
- - - ------------------------    Director
Walter J. McCarthy, Jr.

(Robert S. Miller, Jr.)*
- - - ------------------------    Director
Robert S. Miller, Jr.

(John C. Pope)*
- - - ------------------------    Director
John C. Pope

(Dr. Hugo Michael Sekyra)*
- - - ------------------------    Director
Dr. Hugo Michael Sekyra


*By: (George N. Bashara, Jr.)
    -------------------------
     George N. Bashara, Jr.
     Attorney-in-fact

                                       Dated as of March 25, 1994