Form 10-Q
period 1994-03-31
FEDERAL MOGUL CORP
filed 1994-05-13
CIK 34879

                                               UNITED STATES

                                    SECURITIES AND EXCHANGE COMMISSION

                                           Washington, DC  20549



                                                 FORM 10-Q



                                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                                  OF THE SECURITIES EXCHANGE ACT OF 1934





For the Period Ended                   March 31, 1994
                      -----------------------------------------




Commission File Number                        1-1511
                        ---------------------------------------




                          FEDERAL-MOGUL CORPORATION
- - ---------------------------------------------------------------
       (Exact name of Registrant as specified in its charter)




             Michigan                     38-0533580
- - --------------------------------     ------------------
(State or other jurisdiction of
incorporation or organization)     (I.R.S. Employer ID No.)




   26555 Northwestern Highway, Southfield, Michigan 48034
- - ---------------------------------------------------------------
   (Address of principal executive offices)      (Zip Code)




                         (313) 354-7700
- - ------------------------------------------------------------
     (Registrant's telephone number, including area code)




                       Not Applicable
- - ------------------------------------------------------------
(Former name, former address and former fiscal year,
           if changed since last report)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


  Yes        X                 No
     ----------------            -----------------




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common Stock - 35,515,010 shares as of May 6, 1994

PART I - FINANCIAL INFORMATION
- - ------------------------------

Item 1.  Financial Statements


FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                         1994           1993
                                                      ----------     ----------
                                                        (Millions of Dollars,
                                                      Except Per Share Amounts)

Net sales                                              $  460.3       $  410.5
Cost of products sold                                     363.6          331.6
Selling, distribution and administrative expenses          64.7           57.1
                                                        -------        -------

   Operating earnings                                      32.0           21.8

Other income (expense):
   Amortization of intangible assets                       (2.2)          (2.0)
   Interest expense                                        (5.2)          (8.5)
   Interest income                                          1.7            2.0
   International currency exchange losses                  (2.7)          (1.1)
   Other, net                                                .6             .3
                                                        -------        -------

      Earnings Before Income Taxes                         24.2           12.5

   Income taxes                                             9.2            5.0
                                                        -------        -------

      Net Earnings                                         15.0            7.5

   Preferred stock dividends, net of tax benefits           2.3            2.3
                                                        -------        -------

      Net Earnings Available for Common Shares         $   12.7       $    5.2
                                                        -------        -------
                                                        -------        -------


Earnings Per Common Share

   Primary                                             $    .39       $    .23
                                                        -------        -------
                                                        -------        -------

   Fully Diluted                                       $    .37       $    .23
                                                        -------        -------
                                                        -------        -------


See accompanying notes.
/TABLE

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

                                                    March 31,      December 31,
                                                      1994             1993
                                                   -----------     ------------
                                                      (Millions of Dollars)

Assets

Current Assets:
   Cash and equivalents                             $    7.6         $   24.2
   Accounts receivable                                 247.6            186.9
   Inventories                                         319.1            322.3
   Prepaid expenses and income tax benefits             40.3             40.6
                                                     -------          -------
      Total Current Assets                             614.6            574.0

Property, Plant and Equipment                          403.5            399.8
Intangible Assets                                      195.0            199.3
Business Investments and Other Assets                  119.3            118.7
                                                     -------          -------

         Total Assets                               $1,332.4         $1,291.8
                                                     -------          -------
                                                     -------          -------


Liabilities and Shareholders' Equity

Current Liabilities:
   Short-term debt                                  $   44.4         $   39.2
   Accounts payable                                    107.3             94.5
   Accrued compensation                                 26.9             31.7
   Other accrued liabilities                           122.4            117.9
                                                     -------          -------

      Total Current Liabilities                        301.0            283.3

Long-Term Debt                                         198.9            382.5
Postretirement Benefits Other than Pensions            151.6            149.9
Other Accrued Liabilities                               94.0             92.0
Deferred Income Taxes                                   11.1             13.0
                                                     -------          -------
         Total Liabilities                             756.6            920.7

Shareholders' Equity:
  Series D preferred stock                              76.6             76.6
  Series C ESOP preferred stock                         60.2             60.2
  Unearned ESOP compensation                           (44.6)           (44.6)
  Common stock                                         177.6            147.5
  Additional paid-in capital                           283.9            117.2
  Retained earnings                                     54.4             46.4
  Currency translation and other                       (32.3)           (32.2)
                                                     -------          -------
        Total Shareholders' Equity                     575.8            371.1
                                                     -------          -------

        Total Liabilities and Shareholders' Equity  $1,332.4         $1,291.8
                                                     -------          -------
                                                     -------          -------


See accompanying notes.
/TABLE

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1994           1993
                                                        --------       --------
                                                         (Millions of Dollars)

Cash Provided From (Used By) Operating Activities
   Net earnings                                         $   15.0       $    7.5
   Depreciation and amortization                            14.1           13.7
   Working capital and other                               (47.0)         (12.1)
                                                         -------        -------

      Net Cash From (Used By) Operating Activities         (17.9)           9.1


Cash Provided From (Used By) Investing Activities
   Expenditures for property, plant and equipment          (13.5)          (9.9)
   Other                                                     3.8             .3
                                                         -------        -------

      Net Cash Used By Investing Activities                 (9.7)          (9.6)


Cash Provided From (Used By) Financing Activities
   Issuance of common stock                                196.3              -
   Net decrease in debt                                   (179.3)         (46.6)
   Sale of accounts receivable                                 -           39.8
   Dividends                                                (5.8)          (4.3)
   Other                                                     (.2)          (1.4)
                                                         -------        -------

      Net Cash From (Used By) Financing Activities          11.0          (12.5)
                                                         -------        -------

      Decrease in Cash and Equivalents                     (16.6)         (13.0)

Cash and Equivalents at Beginning of Period                 24.2           19.1
                                                         -------        -------

      Cash and Equivalents at End of Period             $    7.6       $    6.1
                                                         -------        -------
                                                         -------        -------


See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 1994



1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Certain items in the prior period financial statements have been reclassified to conform with the presentation used in 1994.


2.   ISSUANCE OF COMMON STOCK

In February 1994, Federal-Mogul sold in a public offering 5,750,000 shares of its common stock which generated net proceeds of $191 million. The Company used approximately $190 million of the net proceeds from the offering to repay bank debt outstanding, including debt incurred for the acquisition of SPX
Corporation's automotive aftermarket business in October 1993.


3.   EARNINGS PER COMMON SHARE

The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earnings per share additionally assumes the conversion of outstanding Series C ESOP and Series D preferred stock and the contingent issuance of common stock to satisfy the Series C ESOP preferred stock redemption price guarantee. The number of contingent shares used in the fully diluted calculation is based on the common stock market price on March 31, 1994, and the number of preferred shares held by the Employee Stock
Ownership Plan (ESOP) that were allocated to participants' accounts as of March 31 of each of the respective years.

The primary weighted average number of common and equivalent shares outstanding
(in thousands) was 32,977 for the three-month period ended March 31, 1994, and 22,427 for the three-month period ended March 31, 1993. The fully diluted weighted average number of common and equivalent shares outstanding (in thousands) was 39,365 for the three-month period ended March 31, 1994 and 28,827 for the three-month period ended March 31, 1993, respectively.

Net earnings used in the computations of primary earnings per share are reduced by preferred stock dividend requirements. Net earnings used in the computation of fully diluted earnings per share are reduced by amounts representing the additional after-tax contribution that would be necessary to meet ESOP debt service requirements under an assumed conversion of the Series C ESOP preferred stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED MARCH 31, 1994 COMPARED TO THREE MONTHS ENDED MARCH 31, 1993

First quarter 1994 sales increased by 12.1 percent to $460.3 from $410.5 million in the same 1993 quarter. Almost 9 percent of the increase is from sales of products to the North American automotive aftermarket. The increase is largely due to the October 1993 acquisition of SPX Corporation's aftermarket business
(SPR). Aftermarket sales represent 63 and 62 percent, respectively, of the Company's first quarter sales in 1994 and 1993. Excluding Europe, worldwide sales of original equipment products were up nearly 18 percent over the 1993 first quarter. This is attributable to the increase in North American light vehicle production for the 1994 first quarter compared to 1993. Sales in Europe, excluding the April 1993 sale of a non-strategic business, declined from 1993 about 6 percent, primarily as a result of reduced vehicle production in the region.

The Company's operating margin increased to 7 percent from 5.3 percent in the first quarter of 1994 compared to 1993, an increase of $10.2 million over 1993 to $32 million. The Company attributes this improvement to additional sales from the acquisition of SPR and cost savings from the integration of aftermarket businesses acquired during the last two years and global sourcing activities.

Pretax earnings grew to $24.2 million for the 1994 first quarter compared to $12.5 for the same 1993 quarter. Net earnings improved 100 percent to $15 million or $.37 per common share on a fully diluted basis in the 1994 first quarter compared to earnings of $7.5 million or $.23 per common share for the first quarter of 1993. The earnings increase is the result of improved margin on higher volumes and a reduction of interest expense due in part to lower borrowing rates and less debt outstanding.


LIQUIDITY AND CAPITAL RESOURCES

In February 1994, the Company issued 5.75 million shares of common stock in a public offering which generated net proceeds of $191 million. The proceeds were used to repay $190 million of the $245 million outstanding on the Company's
$300 million revolving credit facility (revolver). At March 31, 1994 the revolver balance was $55 million. In February 1994, the Company issued
$4.5 million of industrial revenue bonds to fund the construction of a new manufacturing facility as part of the Lighting, Electrical and Fuel Systems consolidation began in 1993. During March 1994, both Moody's and Standard &
Poor's raised the Company's senior debt ratings to investment grade which is expected to reduce the cost of any future borrowings.

Working capital was negatively impacted by an increase of $60.6 million in accounts receivable during the first quarter of 1994. This increase is attributable to strong sales in March, particularly in the North American automotive aftermarket. The Company believes March aftermarket sales were heavily influenced by adverse weather conditions experienced throughout much of the United States in January and February resulting in increased March sales and a corresponding higher receivable balance. Working capital was also affected by spending of approximately $10 million against rationalization reserves established in 1992 and 1993 primarily for the elimination of redundancies in sales staffs, overlapping warehouses, and distribution and administrative facilities of recently acquired automotive aftermarket businesses.

Net cash used for investing activities consists primarily of capital expenditures for property, plant and equipment to implement process improvements, new product introductions and to generate cost savings.
The Company expects capital spending for all of 1994 to approximate
$55 million and believes cash from operations will fund all capital expenditures. Other cash from investing activities consists primarily of cash received from finalizing certain aspects of an acquisition made in a previous year.

PART II - OTHER INFORMATION
- - ---------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits:

         10.26       Federal-Mogul Corporation Executive Loan
                     Program (filed herewith and incorporated herein by reference).

         11.1        Statement Re Computation of Per Share
                     Earnings for the three months ended
                     March 31, 1994 (filed herewith
                     and incorporated herein by reference).

    (b)  Reports on Form 8-K:

        (i) A report on Form 8-K dated February 8, 1994 was filed pursuant to Item 5 by the Company during the first quarter of 1994.

        (ii) A Form 8-K/A dated February 11, 1994 was filed during the first quarter of 1994 to amend certain financial statements previously included in a report on Form 8-K dated
             November 10, 1993 filed pursuant to Item 2.

The Company will furnish upon request any exhibit described above upon payment of the Company's reasonable expenses for furnishing such exhibit.

                                  SIGNATURE




    Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          FEDERAL-MOGUL CORPORATION



                        By:      /s/ James B. Carano
                            ------------------------------
                                   James B. Carano
                            Vice President and Controller,
                               Chief Accounting Officer




Dated:  May 13, 1994
EXHIBIT 10.26

EXHIBIT 10.26    EXECUTIVE LOAN PROGRAM
                 -----------------------


                            ARTICLE I
                             PURPOSE
                             -------

        The purpose of this loan program (the "Program") is to assist key executives of Federal-Mogul Corporation ("F-M") in retaining F-M stock and stock options by providing them with a source of liquidity.


                            ARTICLE  II
                            ELIGIBILITY
                            -----------

        Except those who are non-employee Directors of the Company, the senior executive officers ("Executives") and members of key management of the Company are eligible to participate in the Program.

                            ARTICLE III
                          LOAN CONDITIONS
                          ---------------

        3.1 Loan Amount - Each Executive may borrow up to the sum of (a) fifty percent (50%) of the spread between the exercise price and the fair market value of the F-M Common
Stock underlying the exercisable, vested options held by the executive and (b) seventy five percent (75%) of the fair market value of the restricted shares held by the executive, which values shall be determined by the plan administrator in good faith as of the day immediately preceding the date of the issuance of the loan. Notwithstanding the foregoing, the maximum amount of any loan or loans outstanding to any one executive shall be One Million ($1,000,000) Dollars.

        3.2 Loan Term - The term of each loan would be the earlier of (a) the termination of the executive's employment with the Company (whether voluntary or involuntary or as a result of retirement, death or disability), (b) the exercise of the F-M stock options held by the executive or the sale of any restricted shares held by the executive and (c) five years from the date of issuance. The loan will be payable upon demand of the Company upon maturity thereof.

        3.3 Interest Rate - The interest rate on each loan will be established by the plan administrator based upon various factors including comparable interest rates charged in connection with brokerage margin accounts and other loans of similar size and characteristics. The interest rate will be variable and will be set quarterly. Interest must be paid annually and any unpaid interest would compound quarterly.

        3.4 Security/Offset - In order to obtain a loan under the Program, each executive officer must execute all of the loan documents required by the Company (e.g., a promissory note, assignment of proceeds, etc.). An assignment of proceeds from the sale of shares of stock acquired upon the exercise of options or sale of restricted shares must be executed or collateral must be pledged to secure the loan. Collateral can include, among other things, the common stock of the Company owned by the executive. The Company shall have the right to offset from the amounts owing by the Company to the executive any amount of the loan that remains unpaid. The Company has the right to require an additional assignment of proceeds or additional collateral if the Company determines, in good faith and in its sole discretion, that such additional protection is necessary.
If an additional assignment or additional collateral is required and not provided, the loan shall become immediately due and payable.


                          ARTICLE IV
                    MISCELLANEOUS PROVISIONS
                    ------------------------

        4.1 The Program shall be administered by the Vice President and Treasurer of the Corporation, who shall have the power to make all determinations needed in connection with the Program, to adopt forms of loan documents, to exercise all rights and powers allocated to the Company under the Program and to do anything else which is helpful or necessary to the proper operation of the Program.

        4.2 The Company reserves the right, at any time, to amend, modify or terminate the Program, to discontinue making new loans or to cancel any outstanding loan by forgiveness of debt or otherwise and to require the executive to execute substitute loan documents.

        4.3 The Program is strictly a voluntary undertaking on the part of the Company and shall not constitute a contract between the Company and any individual, or consideration for, or any inducement or condition of, the employment of an individual. Nothing contained in the Program shall give any individual the right to be retained in the service of the Company or to interfere with or restrict the right of the Company, which is hereby expressly reserved, to discharge or retire any individual at any time for any reason not prohibited by law, with or without cause.

EXHIBIT 11.1 - STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES


FOR THE THREE MONTHS ENDED                                   PRIMARY               FULLY DILUTED
                                                      ---------------------    ---------------------
       MARCH 31                                         1994         1993        1994         1993
- - --------------------------                            --------     --------    --------     --------

EARNINGS:  (In Millions)
   Net earnings                                       $   15.0     $    7.5    $   15.0     $    7.5
   Series C preferred dividend requirements                (.8)         (.8)
   Series D preferred dividend requirements               (1.5)        (1.5)
   Additional required ESOP contribution (1)                                        (.5)         (.5)
                                                      --------     --------    --------     --------

   Net earnings available for common
      and equivalent shares                          $    12.7    $     5.2   $    14.5    $     7.0
                                                      --------     --------    --------     --------
                                                      --------     --------    --------     --------


WEIGHTED AVERAGE SHARES:  (In Thousands)

   Common shares outstanding                          32,541.1     22,391.9    32,541.1     22,391.9
   Dilutive stock options outstanding                    435.5         35.0       435.5         44.6
   Conversion of Series C preferred stock (3)                                   1,883.4      1,907.6
   Contingent issuance of common stock to
      satisfy the redemption price guarantee (2)(4)                                60.4         38.2
   Conversion of Series D preferred stock (3)                                   4,444.8      4,444.8
                                                      --------     --------    --------     --------

   Common and equivalent shares outstanding           32,976.6     22,426.9    39,365.2     28,827.1
                                                      --------     --------    --------     --------
                                                      --------     --------    --------     --------


PER COMMON AND EQUIVALENT SHARE:

   Net earnings                                         $  .39       $  .23      $  .37       $  .24 (5)
                                                         -----        -----       -----        -----
                                                         -----        -----       -----        -----


(1)  Amount represents the additional after-tax contribution that would be necessary to meet the
     ESOP debt service requirements under an assumed conversion of the Series C preferred stock.

(2)  Calculations consider the March 31, 1994 common stock market price in accordance with the
     Emerging Issues Task Force Abstract No. 89-12.

(3)  Amount represents the weighted average number of common shares issued assuming conversion of preferred stock outstanding.

(4)  Amount represents the additional number of common shares that would be issued in order to satisfy the Series C preferred stock redemption price guarantee.  This calculation considers only the number of preferred shares held by the ESOP that have been allocated to participants'
     accounts as of March 31 of the respective year.

(5)  This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.