Form 10-Q
period 1994-06-30
FEDERAL MOGUL CORP
filed 1994-08-11
CIK 34879

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                        FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934



           For the Period Ended   June 30, 1994



              Commission File Number 1-1511



                 FEDERAL-MOGUL CORPORATION
  (Exact name of Registrant as specified in its charter)


        Michigan                             38-0533580
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)


26555 Northwestern Highway, Southfield, Michigan     48034
    (Address of principal executive offices)        (Zip Code)


                    (810) 354-7700
  (Registrant's telephone number, including area code)

                     Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.

              Yes        X                 No
                     -------                  -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock:  35,536,910 shares as August 8, 1994

PART I - FINANCIAL INFORMATION
- - ------------------------------

Item 1.  Financial Statements


FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)

                                 Three Months Ended           Six Months Ended
                                       June 30                    June 30
                                 -------------------          ----------------

                                 1994           1993          1994        1993
                                 ----           ----          ----        ----
                                (Millions of Dollars, Except Per Share Amounts)

Net sales                       $474.8          $401.8        $935.1      $812.3
Cost of products sold            369.9           323.0         733.6       654.6
Selling, distribution and         64.9            56.6         129.6       113.7
administrative expenses         ------          ------        ------      ------

  Operating earnings              40.0            22.2          71.9        44.0

Other income (expense):
  Amortization of
   intangible assets              (2.3)           (2.2)         (4.5)       (4.2)
  Interest expense                (4.2)           (5.8)         (9.3)      (14.3)
  Interest income                  2.1             1.6           3.8         3.6
  International currency
   exchange losses                (2.7)            (.7)         (5.4)       (1.8)
  Gain on sale of business           -             4.9             -         4.9
  Other, net                         -             2.4            .6         2.7
                                ------          ------        ------      ------
   Earnings Before Income Taxes   32.9            22.4          57.1        34.9

  Income taxes                    12.5             7.1          21.7        12.1
                                ------          ------        ------      ------

    Net Earnings                  20.4            15.3          35.4        22.8

  Preferred stock dividends,
   net of tax benefits             2.3             2.3           4.6         4.6
                                ------          ------        ------      ------
    Net Earnings Available
      for Common Shares         $ 18.1          $ 13.0        $ 30.8      $ 18.2
                                ======          ======        ======      ======

Earnings Per Common Share

  Primary                       $  .50          $  .47        $  .89      $  .72
                                ======          ======        ======      ======

  Fully Diluted                 $  .47          $  .43        $  .84      $  .69
                                ======          ======        ======      ======


See accompanying notes.




FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Millions of Dollars)
                                                June 30,         December 31,
                                                 1994               1993
                                                --------         ------------
                                              (Unaudited)

Assets
- - ------

Current Assets:
  Cash and equivalents                         $   22.6           $   24.2
  Accounts receivable                             255.1              186.9
  Inventories                                     318.6              322.3
  Prepaid expenses and income tax benefits         42.2               40.6
    Total Current Assets                          638.5              574.0

Property, Plant and Equipment                     422.6              399.8
Intangible Assets                                 202.2              199.3
Business Investments and Other Assets             118.5              118.7
                                               --------           --------
      Total Assets                             $1,381.8           $1,291.8

Liabilities and Shareholders' Equity
- - ------------------------------------

Current Liabilities:
  Short-term debt                              $   42.5           $   39.2
  Accounts payable                                128.3               94.5
  Accrued compensation                             39.2               31.7
  Other accrued liabilities                       117.7              117.9
    Total Current Liabilities                     327.7              283.3

Long-Term Debt                                    192.8              382.5
Postretirement Benefits Other than Pensions       153.2              149.9
Other Accrued Liabilities                          94.7               92.0
Deferred Income Taxes                               9.5               13.0
      Total Liabilities                           777.9              920.7

Shareholders' Equity:
  Series D preferred stock                         76.6               76.6
  Series C ESOP preferred stock                    60.2               60.2
  Unearned ESOP compensation                      (41.5)             (44.6)
  Common stock                                    177.6              147.5
  Additional paid-in capital                      284.6              117.2
  Retained earnings                                67.9               46.4
  Currency translation and other                  (21.5)             (32.2)
                                                -------            -------
      Total Shareholders' Equity                  603.9              371.1
                                                -------            -------

        Total Liabilities and Shareholders'
          Equity                               $1,381.8           $1,291.8
                                               ========           ========

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES


Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                         1994           1993
                                                         ----           ----
                                                        (Millions of Dollars)


Cash Provided From Operating Activities                 $ 31.3          $ 18.9


Cash Provided From (Used By) Investing Activities
  Expenditures for property, plant and equipment         (34.2)          (23.0)
  Proceeds from sale of business investment                 .4            16.4
  Business investments and other                           2.9            (6.6)
                                                        ------          ------
    Net Cash Used By Investing Activities                (30.9)          (13.2)


Cash Provided From (Used By) Financing Activities
  Issuance of common stock                               196.8           116.7
  Net decrease in debt                                  (185.3)         (148.8)
  Sale of accounts receivable                                -            39.6
  Dividends                                              (13.8)          (11.6)
  Other                                                     .3             1.4
                                                        ------          ------
    Net Cash Used By Financing Activities                 (2.0)           (2.7)
                                                        ------          ------

    Increase (Decrease) in Cash and Equivalents           (1.6)            3.0

Cash and Equivalents at Beginning of Period               24.2            19.1
                                                        ------          ------

    Cash and Equivalents at End of Period              $  22.6         $  22.1
                                                        ======          ======



See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 1994


1.   BASIS OF PRESENTATION
     ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Certain items in the prior period financial statements have been reclassified to conform with the presentation used in 1994.


2.   ISSUANCE OF COMMON STOCK
     ------------------------

In February 1994, Federal-Mogul sold in a public offering 5,750,000 shares of its common stock which generated net proceeds of $191 million. The Company used approximately $190 million of the net proceeds from the offering to repay bank debt outstanding, including debt incurred for the acquisition of SPX Corporation's automotive aftermarket business in October 1993.


3.   EARNINGS PER COMMON SHARE
     -------------------------

The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earnings per share additionally assumes the conversion of outstanding Series C ESOP and Series D preferred stock and the contingent issuance of common stock to satisfy the Series C ESOP preferred stock redemption price guarantee. The number of contingent shares used in the fully diluted calculation is based on the common stock market price on June 30, 1994, and the number of preferred shares held by the Employee Stock Ownership Plan (ESOP) that were allocated to participants' accounts as of June 30 of each of the respective years.

The primary weighted average number of common and equivalent shares outstanding (in thousands) was 35,855 and 34,428 for the three and six month periods ended June 30, 1994, and 27,809 and 25,105 for the three and six month periods ended June 30, 1993. The fully diluted weighted average number of common and equivalent shares outstanding (in thousands) was 42,241 and 40,820 for the three and six month periods ended June 30, 1994 and 34,271 and 31,602 for the three and six month periods ended June 30, 1993, respectively.

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


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


THREE MONTHS ENDED JUNE 30, 1994 COMPARED WITH THREE MONTHS
ENDED JUNE 30, 1993

Sales for the quarter ended June 30, 1994 totalled $474.8 million as compared to $401.8 million for the same 1993 quarter. The 18.2 percent increase was largely attributable to increased aftermarket sales due to the Company's acquisition of Sealed Power Replacement ("SPR") automotive aftermarket business in October, 1993. Base North American aftermarket sales were relatively flat on a quarter-to-quarter basis. Domestic original equipment sales increased as a result of continued strength in North American auto builds and better than expected European vehicle production. Overall, 1994 second quarter sales to original equipment customers increased approximately $26 million over the same quarter in 1993.

Operating earnings for the quarter increased $17.8 million over the same 1993 quarter to $40 million, or 8.4 percent of sales. The 80 percent improvement resulted primarily from higher than average F-M margins on product lines obtained as part of the SPR acquisition, and cost savings from the integration of aftermarket businesses acquired during the last two years. Global sourcing activities and manufacturing productivity gains also favorably impacted margins.

Pretax earnings for the 1994 second quarter were $32.9 million, an improvement from the $22.4 million level achieved in the same 1993 period. Net earnings amounted to $20.4 million or $.47 per common share for 1994 as compared to $15.3 million or $.43 per common share for the second quarter of 1993.

The 1993 second quarter was enhanced by the Company's sale of the net assets and business of its non-strategic Westwind Air Bearings Ltd. (Westwind) subsidiary. The sale of Westwind resulted in a second quarter gain of $4.7 million or $.15 per common share, on a fully diluted basis.

SIX MONTHS ENDED JUNE 30, 1994 COMPARED WITH SIX MONTHS ENDED
JUNE 30, 1993

Sales for the six month period ended June 30, 1994 were $935.1 million compared to $812.3 million for the first half of 1993.

Nearly all product lines contributed to the 15.1 percent sales improvement, with the largest increases the result of the SPR aftermarket business acquisition. Aftermarket sales in the first half of 1994 exceeded comparable 1993 sales in excess of $85 million, or 17 percent.

Net earnings were $35.4 million, or $.84 per common share for the first half of 1994, as compared to 1993 earnings of $22.8 million, or $.69 per common share.



LIQUIDITY AND SOURCES OF CAPITAL
- - --------------------------------

Cash flows from operations were $31.3 million for the six month period ended June 30, 1994 as compared to $18.9 million in the comparable period of 1993. Comparative year-to-year changes include the six month net earnings increase offset by an increase in accounts receivable as a result of the higher sales volume attained in 1994 and the seasonally low level of accounts receivable at December 31. Spending against rationalization reserves totaled approximately $21 million in 1994 and $9 million in 1993.

Net cash used by investing activities in 1994 included significant property, plant and equipment expenditures incurred to facilitate the change process in manufacturing, the continuing consolidation of former SPR facilities, and new product introduction in original equipment markets. The Company believes cash from operations will fund all capital expenditures in 1994.

In February 1994, the Company issued 5.75 million shares of common stock which generated net proceeds of $191 million. The proceeds were used to repay debt outstanding. In 1993, the sale of 6.25 shares of common stock, the disposition of the Westwind business and the $40 million sale and securitization of certain trade receivables enabled the Company to reduce its debt outstanding by $148.8 million from December 31, 1992.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
         Holders.

The Corporation held its Annual Meeting of Shareholders on May 11, 1994, at which the shareholders considered and voted on (i) the election of eight directors, (ii) the approval of certain amendments to the Corporation's
Supplemental Compensation Plan, (iii) the approval of the Corporation's Non-Employee Director Stock Award Plan, and
(iv) the approval of the appointment of Ernst & Young as independent accountants for 1994.

Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee:

Nominee                Votes For          Votes Withheld

D. J. Gormley          33,940,376           181,827
J. J. Fannon           33,902,771           181,827
R. M. Hills            33,912,488           172,110
A. Madero              33,905,513           179,085
W. J. McCarthy, Jr.    33,917,500           167,098
Robert S. Miller, Jr.  33,913,952           170,646
J. C. Pope             33,890,561           194,037
H. M. Sekyra           33,884,745           199,853


The amendment to the 1977 Supplemental Compensation Plan was approved. The results of the voting were as follows:

  For                  Against             Abstain
30,170,170            1,564,221            442,730

The Federal-Mogul Corporation Non-Employee Director Stock
Award Plan was approved. The results of the voting were as follows:

  For                  Against             Abstain
29,493,973            2,113,898            569,250

The appointment of Ernst & Young LLP as independent accountants for 1994 was approved. The results of the voting were as follows:

  For                 Against              Abstain
33,726,597            140,441              217,560

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits:

         4.11  Revolving Credit and Competitive Advance
               Facility Agreement dated as of June 30,
               1994 among the Corporation, various banks and Chemical Bank, as administrative agent, filed as Exhibit 4.11 to a Pre-
               Effective Amendment No. 1 to a
               Registration Statement on Form S-3, No.
               33-54717 dated as of August 3, 1994.

        10.27  Federal-Mogul Corporation 1977
               Supplemental Compensation Plan, as
               amended, filed herewith.

        10.28  Federal-Mogul Corporation Non-Employee
               Director Stock Plan, filed as Exhibit 4 to the Corporation's Registration Statement on Form S-8, No. 33-54301 dated June 24,
               1994 and incorporated herein by reference.

        11.1   Statement Re: Computation of Per Share
               Earnings for the three months ended June
               30, 1994, filed herewith.

        11.2   Statement Re: Computation of Per Share
               Earnings for the six months ended June 30, 1994, filed herewith.

               (b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter for which this report is filed.


                          SIGNATURE


     Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL-MOGUL CORPORATION


By:      /s/ James B. Carano
   --------------------------
             James B. Carano
   Vice President and Controller,
   Chief Accounting Officer



Dated:  August 11, 1994