Form 10-Q
period 1994-09-30
FEDERAL MOGUL CORP
filed 1994-11-14
CIK 34879

UNITED STATES

       SECURITIES AND EXCHANGE COMMISSION

              Washington, DC  20549



                     FORM 10-Q



   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

     OF THE SECURITIES EXCHANGE ACT OF 1934





For the Period Ended                 September 30, 1994
                      -----------------------------------------




Commission File Number                 1-1511
                        ---------------------------------------


                  FEDERAL-MOGUL CORPORATION
- - ---------------------------------------------------------------
       (Exact name of Registrant as specified in its charter)




                           Michigan
- - --------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)


                          38-0533580
- - ---------------------------------------------------------------
            (I.R.S. Employer Identification No.)

   26555 Northwestern Highway, Southfield, Michigan   48034
- - ---------------------------------------------------------------
     (Address of principal executive offices)        (Zip Code)




                (810) 354-7700
- - ---------------------------------------------------------------
  (Registrant's telephone number, including area code)




                 Not Applicable
- - ---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

    Common Stock - 35,590,910 shares as of November 8, 1994
PART I - FINANCIAL INFORMATION
- - ------------------------------


Item 1.  Financial Statements


FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

                                        Three Months Ended     Nine Months Ended
                                           September 30          September 30
                                        ------------------     -----------------
                                         1994        1993       1994       1993
                                        ------      ------     ------     ------
                                        (Millions of Dollars, Except Per Share Amounts)


Net sales                              $  445.3    $  370.0   $1,380.4   $1,182.3
Cost of products sold                     349.7       295.4    1,083.3      950.0
Selling, distribution and
   administrative expenses                 66.0        55.5      195.6      169.2
                                        -------     -------    -------    -------

   Operating earnings                      29.6        19.1      101.5       63.1

Other income (expense):
   Interest expense                        (4.0)       (5.9)     (13.3)     (20.2)
   Interest income                          2.7         1.8        6.5        5.4
   International currency
      exchange gains/(losses)                .4        (1.9)      (5.0)      (3.7)
   Amortization of intangible assets       (2.5)        (.8)      (7.0)      (5.0)
   Sale of business investments               -           -          -        4.9
   Other, net                               (.2)         .6         .4        3.3
                                        -------     -------    -------    -------

      Earnings Before Income Taxes         26.0        12.9       83.1       47.8

   Income taxes                             9.9         2.9       31.6       15.0
                                        -------     -------    -------    -------

      Net Earnings                         16.1        10.0       51.5       32.8

   Preferred stock dividends,
      net of tax benefits                   2.3         2.3        6.9        6.9
                                        -------     -------    -------    -------

      Net Earnings Available
         for Common Shares             $   13.8    $    7.7   $   44.6   $   25.9
                                        -------     -------    -------    -------
                                        -------     -------    -------    -------

Earnings Per Common Share

   Primary                             $    .38    $    .26   $   1.27   $    .97
                                        -------     -------    -------    -------
                                        -------     -------    -------    -------

   Fully Diluted                       $    .37    $    .26   $   1.19   $    .93
                                        -------     -------    -------    -------
                                        -------     -------    -------    -------


See accompanying notes.
/TABLE

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

                                                   September 30,   December 31,
                                                       1994            1993
                                                   ------------    ------------
                                                      (Millions of Dollars)


Assets

Current Assets:
   Cash and equivalents                              $    9.4        $   24.2
   Accounts receivable                                  263.7           186.9
   Inventories                                          336.0           322.3
   Prepaid expenses and income tax benefits              45.0            40.6
                                                      -------         -------
      Total Current Assets                              654.1           574.0

Property, Plant and Equipment                           427.8           399.8
Intangible Assets                                       205.5           199.3
Business Investments and Other Assets                   120.6           118.7
                                                      -------         -------

      Total Assets                                   $1,408.0        $1,291.8
                                                      -------         -------
                                                      -------         -------


Liabilities and Shareholders' Equity

Current Liabilities:
   Short-term debt                                   $   73.4        $   39.2
   Accounts payable                                     115.2            94.5
   Accrued compensation                                  38.9            31.7
   Other accrued liabilities                            109.3           117.9
                                                      -------         -------
      Total Current Liabilities                         336.8           283.3

Long-Term Debt                                          194.4           382.5
Postretirement Benefits Other than Pensions             154.9           149.9
Other Accrued Liabilities                                94.0            92.0
Deferred Income Taxes                                     9.0            13.0
                                                      -------         -------
      Total Liabilities                                 789.1           920.7

Shareholders' Equity:
   Series D convertible preferred stock                  76.6            76.6
   Series C ESOP preferred stock                         60.2            60.2
   Unearned ESOP compensation                           (42.3)          (44.6)
   Common stock                                         177.9           147.5
   Additional paid-in capital                           285.8           117.2
   Retained earnings                                     77.1            46.4
   Currency translation and other                       (16.4)          (32.2)
                                                      -------         -------
      Total Shareholders' Equity                        618.9           371.1
                                                      -------         -------

      Total Liabilities and Shareholders' Equity     $1,408.0        $1,291.8
                                                      -------         -------
                                                      -------         -------


See accompanying notes.
/TABLE

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                        -----------------------
                                                          1994           1993
                                                        --------       --------
                                                         (Millions of Dollars)


Cash Provided From Operating Activities                  $  6.8         $ 26.9


Cash Provided From (Used By) Investing Activities
   Expenditures for property, plant and equipment         (48.1)         (35.0)
   Proceeds from sale of business investments                .4           25.2
   Business investments and other                           3.2           (7.8)
                                                          -----          -----
      Net Cash Used By Investing Activities               (44.5)         (17.6)


Cash Provided From (Used By) Financing Activities
   Proceeds from issuance of common stock                 197.0          119.4
   Net decrease in debt                                  (154.4)        (153.2)
   Sale of accounts receivable                                -           39.6
   Dividends                                              (19.7)         (16.7)
                                                          -----          -----
      Net Cash From (Used By) Financing Activities         22.9          (10.9)
                                                          -----          -----

      Decrease in Cash and Equivalents                    (14.8)          (1.6)

Cash and Equivalents at Beginning of Period                24.2           19.1
                                                          -----          -----

      Cash and Equivalents at End of Period              $  9.4         $ 17.5
                                                          -----          -----
                                                          -----          -----


See accompanying notes.
/TABLE

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 1994



1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Certain items in the prior period financial statements have been reclassified to conform with the presentation used in 1994.


2.   ISSUANCE OF COMMON STOCK

In February 1994, the Company sold in a public offering 5,750,000 shares of its common stock which generated net proceeds of $191 million. The Company used the net proceeds from the offering to repay bank debt outstanding, including debt incurred for the acquisition of SPX Corporation's automotive aftermarket business in October 1993.


3.   EARNINGS PER COMMON SHARE

The computation of primary earnings per common share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earnings per common share additionally assumes the conversion of outstanding Series C ESOP and Series D preferred stock and the contingent issuance of common stock to satisfy the Series C ESOP preferred stock redemption price guarantee. The number of contingent shares used in the fully diluted calculation is based on the common stock market price on September 30, 1994, and the number of preferred shares held by the Employee Stock Ownership Plan (ESOP) that were allocated to participants' accounts as of September 30, of each of the respective years.

The primary weighted average number of common and equivalent shares outstanding (in thousands) was 36,000 and 35,166 for the three and nine-month periods ended September 30, 1994, and 29,512 and 26,575 for the three and nine-month periods ended September 30, 1993. The fully diluted weighted average number of common and equivalent shares outstanding (in thousands) was 42,630 and 41,805 for the three and nine-month periods ended September 30, 1994, and 36,170 and 33,368 for the three and nine-month periods ended September 30, 1993, respectively.

Net earnings used in the computations of primary earnings per common share are reduced by preferred stock dividend requirements. Net earnings used in the computation of fully diluted earnings per common share are reduced by amounts representing the additional after-tax contribution that would be necessary to meet ESOP debt service requirements under an assumed conversion of the Series C ESOP preferred stock.


4.   SUBSEQUENT EVENT

On October 31, 1994, the Company completed its acquisition of Varex Corporation, Ltd., South Africa's largest independent auto parts distributor. Varex is headquartered in Johannesburg, and it operates 30 retail stores and 18 warehouses located throughout the country. The Company financed the acquisition with debt of approximately $54 million.
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations


THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH THREE MONTHS
ENDED SEPTEMBER 30, 1993

Sales for the quarter ended September 30, 1994 were $445.3 million compared to $370.0 million in the corresponding period of 1993. The 20.4 percent increase was largely attributed to increased aftermarket sales due to the Company's acquisition of SPX Corporation's automotive aftermarket business ("SPR") in October 1993. Domestic aftermarket sales increased approximately 24 percent with improvements in core engine products, pistons and oil seals. International sales increased approximately 6 percent. Overall aftermarket sales totalled approximately $281.0 million for the quarter or 63.1 percent of total Company sales.

Third quarter original equipment sales in the United States and Canada improved 25.5 percent from the 1993 comparable quarter, benefitted by an increase in North American vehicle production. Product lines contributing to the significant sales increase included oil seals ($8.0 million) and engine bearings ($6.2 million). Internationally, the Company's original equipment business improved $32.9 million from the same 1993 quarter, reflecting an increase in European vehicle builds and strengthening European currencies.

Operating margin for the 1994 third quarter improved to $29.6 million or 6.6 percent of sales from $19.1 million or 5.2 percent of sales in the prior year. This change resulted from increased aftermarket volume, reductions in administrative expenses as a percent of sales and reduced product cost from global sourcing efforts.

Pretax earnings of $26.0 million for the 1994 third quarter improved from $12.9 million in the same 1993 period. The Company's interest expense decreased on a year over year basis due to a reduction in outstanding debt. Net earnings amounted to $16.1 million or $.37 per common share on a fully-diluted basis for 1994 as compared to $10.0 million or $.26 per common share for the third quarter of 1993.


NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH NINE MONTHS
ENDED SEPTEMBER 30, 1993

Sales for the nine month period ended September 30, 1994 were $1,380.4 million compared to $1,182.3 million for the first nine months of 1993. Nearly all product lines contributed to the 16.8 percent improvement. Aftermarket sales in the first nine months of 1994 totalled $871.1 million and exceeded 1993 sales by $128.7 million, a 17.3 percent increase largely attributable to increased volume from the acquisition of SPR. Original equipment sales increased 15.8 percent from the prior year. This sales growth reflects the strong North American auto and light truck build on a year-to-year basis and increased market penetration in the sealing products line.

Operating margin increased nearly 61 percent on a year over year basis to 7.4 percent of sales. Higher profit margins realized on aftermarket sales, reduced product cost from global sourcing efforts and reduced operating expenses from the consolidation of SPR facilities contributed to this increase.

Net earnings were $51.5 million or $1.19 per common share on a fully-diluted basis for the first nine months of 1994. Earnings for the comparable 1993 period were $32.8 million or $.93 per common share. The 1993 results include a $.15 per share gain on the sale of Westwind Air Bearings Ltd.


LIQUIDITY AND SOURCES OF CAPITAL

Cash flows from operations were $6.8 million for the nine month period ended September 30, 1994 as compared to $26.9 million in 1993. Year over year changes include the nine month net earnings increase, offset by an increase in accounts receivable resulting from the higher sales volume in 1994. Significantly impacting cash from operations was spending against rationalization reserves and spending on the integration of purchased businesses totalling approximately $32 million and $13 million in 1994 and 1993, respectively.

Net cash used by investing activities in 1994 include significant property, plant and equipment expenditures incurred to facilitate the change process in manufacturing and introduce new product in original equipment markets.

In February 1994, the Company issued 5.75 million share of common stock which generated net proceeds of $191 million. The proceeds were used to repay debt outstanding. In 1993, the sale of 6.25 million shares of common stock, the disposition of business investments and the $40 million sale and securitization of certain trade receivables enabled the Company to reduce its debt outstanding by $153.2 million from December 31, 1992.
PART II - OTHER INFORMATION
- - ---------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

              11.1        Statement Re Computation of Per Share
                          Earnings for the three months ended
                          September 30, 1994 (filed
                          herewith and incorporated herein by
                          reference).

              11.2        Statement Re Computation of Per Share
                          Earnings for the nine months ended
                          September 30, 1994 (filed
                          herewith and incorporated herein by
                          reference).

              27.0        Article 5 Financial Data Schedule for
                          3rd Quarter (filed herewith and
                          incorporated by reference.

              The Company will furnish upon request any exhibit described above upon payment of the Company's reasonable expenses for furnishing such exhibit.

         (b)  Reports on Form 8-K:

              Reports on Form 8-K were filed by the Company pursuant to Item 5 on July 25, 1994 and on August 19, 1994, respectively.

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



                          FEDERAL-MOGUL CORPORATION



                        By:      /s/ James B. Carano
                            ------------------------------
                                   James B. Carano
                            Vice President and Controller,
                               Chief Accounting Officer




Dated:  November 14, 1994
EXHIBIT 11.1 - STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES


        FOR THE THREE MONTHS ENDED                  PRIMARY         FULLY DILUTED
                                                 --------------    ---------------
               SEPTEMBER 30                       1994    1993      1994     1993
- - ------------------------------------------       ------  ------    ------   ------


EARNINGS:  (In Millions)

  Net earnings                                   $ 16.1  $ 10.0    $ 16.1   $ 10.0
  Series C preferred dividend requirements          (.7)    (.7)
  Series D preferred dividend requirements         (1.6)   (1.6)
  Additional required ESOP contribution (1)                           (.5)     (.6)
                                                  -----   -----     -----    -----

  Net earnings available for common
    and equivalent shares                        $ 13.8  $  7.7    $ 15.6   $  9.4
                                                  -----   -----     -----    -----
                                                  -----   -----     -----    -----


WEIGHTED AVERAGE SHARES:  (In Millions)

  Common shares outstanding                        35.6    29.3      35.6     29.3
  Dilutive stock options outstanding                 .4      .2        .4       .3
  Conversion of Series C preferred stock (3)                          1.9      1.9
  Contingent issuance of common stock to
    satisfy the redemption price guarantee (2)(4)                      .3       .2
  Conversion of Series D preferred stock (3)                          4.4      4.4
                                                  -----   -----     -----    -----

  Common and equivalent shares outstanding         36.0    29.5      42.6     36.1
                                                  -----   -----     -----    -----
                                                  -----   -----     -----    -----


PER COMMON AND EQUIVALENT SHARE:                 $  .38  $  .26    $  .37   $  .26
                                                  -----   -----     -----    -----
                                                  -----   -----     -----    -----


(1)  Amount represents the additional after-tax contribution that would be necessary to meet the ESOP debt service requirements under an assumed conversion of the
     Series C preferred stock.

(2) Calculations consider the September 30, 1994 common stock market price in accordance with Emerging Issues Task Force Abstract No. 89-12.

(3)  Amount represents the weighted average number of common shares issued assuming conversion of preferred stock outstanding.

(4) Amount represents the additional number of common shares that would be issued in order to satisfy the Series C preferred stock redemption price guarantee.
     This calculation considers only the number of preferred shares held by the ESOP that have been allocated to participants' accounts as of September 30, of the respective years.

EXHIBIT 11.2 - STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES


        FOR THE NINE MONTHS ENDED                   PRIMARY         FULLY DILUTED
                                                 --------------    ---------------
               SEPTEMBER 30                       1994    1993      1994     1993
- - ------------------------------------------       ------  ------    ------   ------


EARNINGS (LOSS):  (In Millions)

  Net earnings (loss)                            $ 51.5  $ 32.8    $ 51.5   $ 32.8
  Series C preferred dividend requirements         (2.2)   (2.2)
  Series D preferred dividend requirements         (4.7)   (4.7)
  Additional required ESOP contribution (1)                          (1.6)    (1.7)
                                                  -----   -----     -----    -----

  Net earnings (loss) available for common
    and equivalent shares                        $ 44.6  $ 25.9    $ 49.9   $ 31.1
                                                  -----   -----     -----    -----
                                                  -----   -----     -----    -----


WEIGHTED AVERAGE SHARES:  (In Millions)

  Common shares outstanding                        34.6    26.5      34.6     26.5
  Dilutive stock options outstanding                 .6      .1        .6       .3
  Conversion of Series C preferred stock (3)                          1.9      1.9
  Contingent issuance of common stock to
    satisfy the redemption price guarantee (2)(4)                      .3       .2
  Conversion of Series D preferred stock (3)                          4.4      4.4
                                                  -----   -----     -----    -----

  Common and equivalent shares outstanding         35.2    26.6      41.8     33.3
                                                  -----   -----     -----    -----
                                                  -----   -----     -----    -----



PER COMMON AND EQUIVALENT SHARE:                 $ 1.27  $  .97    $ 1.19   $  .93
                                                  -----   -----     -----    -----
                                                  -----   -----     -----    -----



(1)  Amount represents the additional after-tax contribution that would be necessary to meet the ESOP debt service requirements under an assumed conversion of the
     Series C preferred stock.

(2) Calculations consider the September 30, 1994 common stock market price in accordance with Emerging Issues Task Force Abstract No. 89-12.

(3)  Amount represents the weighted average number of common shares issued assuming conversion of preferred stock outstanding.

(4) Amount represents the additional number of common shares that would be issued in order to satisfy the Series C preferred stock redemption price guarantee.
     This calculation considers only the number of preferred shares held by the ESOP that have been allocated to participants' accounts as of September 30, of the respective years.