Form 10-K/A
period 1993-12-31
FEDERAL MOGUL CORP
filed 1994-12-09
CIK 34879

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.   20549
                -------------------------------
                             FORM 10-K/A

                AMENDMENT TO APPLICATION OR REPORT
              Filed pursuant to Section 12, 13 or 15(d)
                The Securities Exchange Act of 1934

                 Commission File Number:  1-1511

                     FEDERAL-MOGUL CORPORATION
         (Exact name of registrant as specified in charter)


                        AMENDMENT NO. 1
      TO FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993


The undersigned Registrant hereby amends the following items and financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 25, 1994 and set forth in the pages attached hereto.

     Item 8 is amended to replace the Report of Independent
     Auditors.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FEDERAL-MOGUL CORPORATION


                              By:  /s/ James B. Carano
                                  -----------------------
                                  JAMES B. CARANO
                                  Vice President and Controller

Dated as of December 9, 1994

REPORT OF INDEPENDENT AUDITORS
- ------------------------------


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



                                           (Ernst & Young)
                                           ERNST & YOUNG


Detroit, Michigan
February 8, 1994

                         FEDERAL-MOGUL CORPORATION
                               P.O. Box 1966
                            Detroit, MI  48235
                              (810) 354-7700


December 9, 1994


Securities & Exchange Commission
Document Control - EDGAR
450 Fifth Street, N.W.
Attention:  Filing Desk
Stop 1-4
Washington, DC  20549-1004

Re:  Federal-Mogul Corporation
     Commission File 1-1551
     CIK 0000034879
     The Corporation's Report on Form 10-K/A
     for the Year Ended December 31, 1993

Gentlemen:

We are filing electronically herewith Federal-Mogul Corporation's
("the Corporation's") Annual Report on Form 10-K/A for the Year
Ended December 31, 1993. This will amend the Corporation's Annual Report on Form 10-K filed March 25, 1994 via EDGAR.

If you have any questions or comments regarding any of the foregoing, please telephone me at (810) 354-9924.

Very truly yours,

(Stephanie G. Heim)

Stephanie G. Heim
Associate General Counsel
and Assistant Secretary