Form 10-K/A
period 1993-12-31
FEDERAL MOGUL CORP
filed 1994-12-09
CIK 34879

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549
                -------------------------------
                             FORM 10-K/A

           Annual Report Pursuant to Section 13 or 15(d) of
                The Securities Exchange Act of 1934
             For the fiscal year ended December 31, 1993

                 Commission File Number:  1-1511

                 -------------------------------
                     FEDERAL-MOGUL CORPORATION
         (Exact name of registrant as specified in charter)


                        AMENDMENT NO. 1
      TO FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993


The undersigned Registrant hereby amends Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 25, 1994, to replace the Report of Independent Auditors as set forth in the page attached hereto.

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

Re:  Federal-Mogul Corporation
     Commission File 1-1551
     CIK 0000034879
     Form 10-K/A Amending Annual Report on Form 10-K for the Year Ended December 31, 1993

Gentlemen:

We are filing electronically herewith Federal-Mogul Corporation's
Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 1993 filed March 25, 1994.

If you have any questions or comments regarding any of the foregoing, please telephone me at (810) 354-9924.

Very truly yours,

(Stephanie G. Heim)

Stephanie G. Heim
Associate General Counsel
and Assistant Secretary