Form 10-K405
period 1994-12-31
FEDERAL MOGUL CORP
filed 1995-03-17
CIK 34879

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.   20549
                     ------------------------

                           FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1994
                   Commission File Number:  1-1511
                      ------------------------

                      FEDERAL-MOGUL CORPORATION
         (Exact name of Registrant as specified in its charter)
     Michigan                                            38-0533580
(State or other jurisdiction of              (IRS Employer I.D. No.)
incorporation or organization)

        26555 Northwestern Highway, Southfield, Michigan   48034
(Address of Principal executive offices)                 (Zip code)

    Registrant's telephone no. including area code:  (810) 354-7700

      Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
     Title of Each Class                     which registered
     -------------------                ------------------------

Common Stock and Rights to purchase     New York and Pacific Stock Exchanges
   Preferred Shares
7 1/2% Sinking Fund Debentures due
  January 15, 1998                      New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $646,594,592 as of March 3, 1995 based on the reported last sales price as published for the New York Stock Exchange--Composite Transactions for such date.

The Registrant had 34,951,059 shares of Common Stock outstanding as of March 3, 1995.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders dated March 15, 1995, and filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Form 10-K.

                               PART I

                     FEDERAL-MOGUL CORPORATION
                     -------------------------


ITEM 1.  BUSINESS

Overview


Federal-Mogul Corporation (which together with its consolidated subsidiaries is referred to herein as "Federal-Mogul" or the "Company") is a global distributor and manufacturer of a broad range of non-discretionary parts, primarily vehicular components for automobiles, light trucks, heavy duty trucks and farm and construction vehicles and industrial products.

Through the Company's worldwide distribution network, Federal-Mogul sells replacement parts in the vehicular aftermarket ("Aftermarket" products). The Company also sells parts to original equipment manufacturers ("OE" products), principally the major automotive manufacturers in the United States and Europe.

Federal-Mogul's core business is providing value added services for the distribution and manufacture of non-discretionary parts to the global vehicular aftermarket and to vehicular and industrial original equipment manufacturers. The strategic direction of the Company is to increase the emphasis on its aftermarket business opportunities, capitalizing on its strength in global distribution and systems logistics to improve customer service.

Vehicular components sold by Federal-Mogul include ball and roller bearings, suspension and steering parts, engine and transmission products, sealing devices, fuel pumps and related systems, and lighting and electrical components. Industrial products sold by the Company include ball and roller bearings, sealing products, and specialized heavy duty fluid-film bearings.

Federal-Mogul also manufactures heavy wall bearings and precision forged powdered metal parts. Sales of these products account for the balance of the Company's sales. During the first quarter of 1995, the Company announced that it had entered into an agreement to sell its precision forged powdered metal products division.

The Company was incorporated in 1924 under Michigan law to carry on a business begun in 1900. The Company's executive offices are located at 26555 Northwestern Highway, Southfield, Michigan 48034, telephone
(810) 354-7700.

Sales Data

The following table sets forth the Company's net sales by market segment and geographic region as a percentage of total net sales.

                               Year Ended December 31,
                    ------------------------------------------------

                    1994       1993       1993       1992       1992

                   Actual      Pro        Actual     Pro        Actual
                               Forma <F1>            Forma <F2>
Aftermarket
  U.S. and Canada    43%        48%        43%        44%        36%
  International      21%        18%        20%        19%        19%
Original Equipment
  U.S. and Canada    22%        21%        23%        20%        24%
  International       8%         8%         8%        11%        13%
Other <F3>
  U.S. and Canada     4%         3%         3%         3%         4%
  International       2%         2%         3%         3%         4%
                    ----       ----       ----       ----       ----
                    100%       100%       100%       100%       100%


<F1> Pro forma for the acquisition of SPX Corporation's automotive aftermarket business ("SPR") in October 1993 as if such acquisition had occurred in January 1, 1993.

<F2> Pro forma for the acquisition of TRW's automotive aftermarket business
     ("AAB") in October 1992 as if such acquisition had occurred on January 1, 1992.

<F3> Sales of these products -- air bearing spindles, heavy wall bearings, and precision forged powdered metal parts -- are accounted for by the Company primarily as OE sales for financial reporting purposes. The Company's air bearing spindles operation was sold in May 1993.


Recent Acquisitions

In line with the Company's strategy to emphasize Aftermarket product sales, on October 31, 1994, the Company finalized the acquisition of Varex Corporation, Ltd., South Africa's largest independent auto parts distributor. Varex offers a complete line of parts covering engine, drivetrain, cooling, ignition, brake, electrical and suspension systems which are currently distributed through 31 retail and 18 wholesale outlets.

The acquisition strategically positions the Company to participate in the large growth potential of South Africa. It also complements the Company's 1993 acquisition of the United States and Canadian automotive aftermarket operations of SPX Corporation as well as its 1992 acquisition of TRW, Inc.'s global automotive aftermarket business. The Company intends to continue to emphasize sales of Aftermarket products.

Aftermarket

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

The Company's Aftermarket business supplies over 150,000 part numbers to more than 10,000 customers. Federal-Mogul's customers are located in approximately 80 countries around the world. For 1994, Aftermarket net sales in the United States and Canada represented 67% of total Aftermarket net sales, with net sales outside of the United States and Canada representing 33% of such sales.

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

Federal-Mogul's distribution centers in Jacksonville, Alabama and Maysville, Kentucky (the "Distribution Centers") serve as the hub of the Company's domestic Aftermarket distribution network. Products are shipped from the Distribution Centers to North America service centers. For international sales, products are shipped through a facility in Port Everglades, Florida to international regional distribution centers and Latin American branches.


Original Equipment

Federal-Mogul supplies original equipment ("OE") customers with a wide variety of parts under a number of well-established brand names, including Federal-Mogul and Glyco engine bearings, National and Mather oil seals, BCA ball bearings, Carter fuel systems and Signal-Stat and Switches electrical components. The Company manufactures all of the OE products it sells.

Customers consist primarily of automotive, heavy duty vehicle and farm and industrial equipment manufacturers. In 1994, approximately 15% of the of the Company's net sales were to the three major automotive manufacturers in the United States, with General Motors Corporation ("GM") accounting for approximately 9% of the Company's net sales, Ford Motor Company accounting for approximately 4% of the Company's net sales and Chrysler Corporation accounting for approximately 2% of net sales. In addition, the Company sells OE products to most of the major automotive manufacturers headquartered outside the United States. The Glyco facility in Germany sells OE products to Volkswagen, Daimler-Benz and BMW. The Company also sells Federal-Mogul engine bearings to Renault and Peugeot in France and to Fiat in Italy. In addition, the Company sells a small amount of OE products to certain Japanese manufacturers, including Nissan-Mexico and certain Toyota operations in the United States and to Komatsu in Japan.


Manufactured Products

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

Other Businesses

The Company also manufactures:

Heavy Wall Bearings -- Braunschweig Huttenwerk GmbH ("BHW"), an indirect, wholly-owned German subsidiary of the Company, manufactures heavy wall bearings used primarily for large diesel engines in ships and stationary power plants. The Company also manufactures heavy wall bearings at facilities in Indiana and Brazil.

Precision Forged Powdered Metal Parts -- The Company manufactures intricate component parts from compressed metal powders. These parts are used in applications requiring high fatigue strength, such as clutch races for automatic transmissions and engine connecting rods. During the first quarter of 1995, the Company announced that it had signed an agreement to sell its precision forged powdered metal products division.


Suppliers

Federal-Mogul sells Aftermarket parts manufactured by other manufacturers as well as those produced by the Company and its subsidiaries. The products not manufactured by Federal-Mogul are supplied by over 600 companies. In 1994, no outside supplier of the Company provided products which accounted for more than 10% of the Company's net sales.

In connection with the acquisition of the automotive aftermarket business of TRW, Inc. in 1992, the Company and TRW entered into a Supply Agreement for an initial term of 15 years (the "Supply Period") pursuant to which TRW has agreed to supply to the Company parts manufactured by TRW and distributed by the Company. For the first five years of the Supply Period (the "Exclusive Period"), the Company will be an exclusive distributor of such TRW parts and thereafter will be a nonexclusive distributor for the remaining term of the Supply Agreement, subject to certain exceptions. Both the Exclusive Period and the Supply Period are automatically renewable for one-year periods thereafter, terminable on one year's notice by either party.


Employee Relations

On January 1, 1995, the Company had approximately 15,600 full-time employees of whom approximately 10,000 were employed in the United States. Approximately 55% of the Company's U.S. employees are represented by one of four unions. Approximately 55% of the Company's foreign employees are represented by various unions. Each manufacturing facility of the Company has its own contract with differing expiration dates so, in general, no contract expiration date affects more than one facility. The Company believes its labor relations to be good.

Research and Development

The Company is actively engaged in research and development to improve existing products and manufacturing processes and to design and develop new products and materials. The development of superior quality control systems is a major focus as well.

Each of the Company's operating units is engaged in various engineering and research and development efforts. These efforts are conducted primarily at the Company's four major research centers as well as at several manufacturing locations.

Total expenditures for research and development activities were approximately $18.7 million in 1994, $17.2 million in 1993 and $18.2 million in 1992.


Environmental Regulations

The Company's operations, in common with those of industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environment control activities were not material during 1994 and are not expected to be material in 1995 or 1996.


Raw Materials

The Company does not normally experience supply shortages of raw materials. Although shortages may occur occasionally, the Company generally buys from many reliable long-term suppliers and purchases most raw material, purchased parts, components and assemblies from multiple sources.


Backlog

The majority of the Company's products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. For products supplied by outside suppliers, the Company generally purchases products from more than one source. The Company expects to be capable of handling the anticipated 1995 sales volumes.


Patents and Licenses

The Company has a large number of patents which relate to a wide variety of products and processes, and has pending a substantial number of patent applications. While in the aggregate its patents are of material importance to its business, the Company does not consider that any patent or group of patents relating to a particular product or process is of material importance when judged from the standpoint of the business as a whole.

Competition

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

Aftermarket and original equipment sales by major geographical region were:

                              1994           1993            1992
                                     (Millions of Dollars)
Aftermarket
  United States and Canada    $  819.4       $  689.9        $  461.7
  International                  401.9          309.2           239.6
Original Equipment
  United States and Canada       487.2          401.4           352.7
  International                  187.4          175.0           210.0
Total Sales                   $1,895.9       $1,575.5        $1,264.0


Detailed results of operations by geographic area for each of the years ended December 31, 1994, 1993 and 1992 appear in Note 12 to the
Consolidated Financial Statements contained in Item 8 of this Report.

             Executive Officers of the Registrant


Set forth below are the names, ages (at December 31, 1994), positions and offices held, and a brief account of the business experience during the past five years of each executive officer.

D. J. Gormley (55)

     Chairman of the Board since May, 1990 and President and Chief Executive Officer since May 1989; Chief Operating Officer, February
     1988 to May 1989; Executive Vice President, January 1986 to February 1988. Mr. Gormley first became an executive officer in 1980.

J. B. Carano (45)

     Vice President and Controller since December 1992; International Distribution Manager - Port Everglades, Florida, February 1990 to November 1992; Group Controller - Worldwide Aftermarket Operation January 1989 to February 1990. Mr. Carano first became an executive officer in 1992.

D. J. Davis (43)

     Vice President of the Company and Vice President of Chassis Operations since December 1993; Vice President of Ball Bearing Products November 1992 to December 1993; General Manager Ball Bearing Products October 1991 to November 1992; General Manager, Lighting and Electrical Division November 1987 to October 1991. Mr. D. J. Davis first became an executive officer in 1993.

J. O. Davis (46)

     Vice President, Distribution and Logistics, Worldwide Aftermarket Operation since December 1993; General Manager, Lighting and Electrical Division October 1992 to December 1993; Plant Manager, Lighting and Electrical Division January 1989 to October 1991. Mr. J. O. Davis first became an executive officer in 1993.

J. M. Eastman (58)

     Vice President - Employee Relations since January 1980. Mr. Eastman first became an executive officer in 1980.

R. F. Egan (48)

    Vice President of the Company and Vice President of Automotive Sales
    - Worldwide Aftermarket Operation since December 1993; Vice President of Automotive Sales - Worldwide Aftermarket Operation November 1992 to December 1993; National Sales Manager, Automotive Aftermarket - Worldwide Aftermarket Operation May 1985 to November 1992. Mr. Egan first became an executive officer in 1993.

C. J. Fischer (37)

     Vice President - Global Sourcing since December 1994. Vice President for Global Sourcing of the Company's Worldwide Aftermarket
     Organization from December 1992 to December 1994; Senior Vice President - Purchasing and Management Information Systems at Hi-Lo Automotive, Inc., September 1990 to November 1992. Mr. Fischer first became an executive officer in 1994.

C. B. Grant (50)

     Vice President - Corporate Development since December 1992; Vice President and Controller, May 1988 to December 1992. Mr. Grant first became an executive officer in 1985.

S. G. Heim (42)

     Assistant Secretary and Associate General Counsel since May 1988; Associate General Counsel since June 1987. Ms. Heim first became an executive officer in 1988.

A. C. Johnson (46)

     Vice President of Company and President, Worldwide Manufacturing Operation since February 1995; Vice President of the Company and Vice President of Powertrain Operations - Americas from December 1993 until February 1995; Vice President and General Manager of Seal Operations November 1992 to December 1993; General Manager, Oil Seals Operations January 1990 to November 1992; Manager, Worldwide Distribution Center August 1988 to January 1990. Mr. Johnson first became an executive officer in 1993.

W. A. Schmelzer (54)

     Vice President and Group Executive, Engine and Transmission Products
     - Europe since January 1992; General Manager, Engine and Transmission Products - America April 1987 to December 1991. Mr. Schmelzer first became an executive officer in 1992.

W. G. Smith (45)

Vice President of the Company and President, Worldwide Aftermarket Operation since January 1989; Vice President and General Manager - North American Aftermarket, February 1988 to January 1989; General Manager North American Aftermarket, August 1987 to February 1988. Mr. Smith first became an executive officer in 1988.

M. J. Viola (40)

Vice President and Treasurer since December 1992; Director of Corporate Finance, April 1992 to December 1992; Manager - Domestic Planning and Analysis, Chrysler Corporation, March 1991 to April 1992; Manager
- - Foreign Exchange and Financing Studies, Chrysler Corporation, January 1989 to March 1991; Manager - Corporate Financial Analysis, Chrysler Corporation March 1987 to January 1989. Mr. Viola first became an executive officer in 1992.

M. E. Welch III (46)

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

J. J. Zamoyski (48)

Vice President and General Manager Worldwide Aftermarket Operation International since November 1993; General Manager, Worldwide Aftermarket, Distribution and Logistics August 1991 to November 1993; Vice President and General Manager, Distribution and Logistics Operations, March 1990 to August 1991; Vice President - Corporate Development and Assistant Treasurer March 1989 to March 1990; Director of Corporate Development and Assistant Treasurer, May 1988 to March 1989. Mr. Zamoyski first became an executive officer in 1980.

Generally, officers of the Company are elected at the time of the Annual Meeting of Shareholders but the Board also elects officers are various times during the year. Each officer holds office until his or her successor is elected or appointed or until his or her resignation or removal.

ITEM 2.  PROPERTIES

The Company conducts its business from its World Headquarters complex in Southfield, Michigan, which is leased pursuant to a sale-lease back arrangement. The principal manufacturing and other materially important physical properties of the Company at December 31, 1994 are listed below. All properties are owned in fee except where otherwise noted.


A.  Manufacturing Facilities.



                                                # Of           Sq. Ft.
     North American Manufacturing Facilities    Facilities     @ 12/31/94
     ---------------------------------------    ----------     ----------
     Frankfort, Indiana                             1            160,000
     Greensburg, Indiana                            1            204,845
     Leiters Ford, Indiana                          1            116,900
     Lititz, Pennsylvania                           1            275,000
     Milan, Michigan                                1             83,000
     Van Wert, Ohio                                 1            222,835
     Blacksburg, Virginia                           1            190,386
     Gallipolis, Ohio <F3>                          1            125,000
     Greenville, Michigan                           1            197,070
     Lafayette, Tennessee <F2>                      1            110,400
     Logansport, Indiana                            2            240,550
     Malden, Missouri <F1>                          1            120,000
     Mooresville, Indiana                           1             65,934
     Plymouth, Michigan <F3>                        1             15,000
     Romulus, Michigan <F3>                         1            170,000
     St. Johns, Michigan                            1            266,000
     Puebla, Mexico                                 1            100,572
     Mexico City, Mexico                            1             72,210
     Mexico City, Mexico                            1            192,950
     Juarez, Mexico                                 1             33,000
     Juarez, Mexico <F1>                            1             33,000
     Summerton, South Carolina                      1            136,000
                                                   --          ---------
                                                   23          3,130,652


                                                # Of         Sq. Ft.
     International Manufacturing Facilities     Facilities   @ 12/31/94
     --------------------------------------     ----------   ----------
     Braunschweig, Germany                        1             21,801
     Cataguases/MG, Brazil                        1             46,600
     Cuorgne, Italy                               1            114,930
     Laplata, Argentina                           1             64,691
     Orleans, France                              1            120,300
     Wiesbaden, Germany                           1            837,903
     Wiesbaden, Germany <F1>                      1             43,600
     San Luis, Argentina <F1>                     1              6,995
                                                 --          ---------
                                                  8          1,256,820

     Total Manufacturing Facilities              31          4,387,472
                                                 ==          =========

[FN]
<F1>  This facility is leased by the Company and accounted for as an operating lease. The Company believes these leases could be renewed or comparable facilities could be obtained without materially affecting operations.

 <F2> The Company closed this facility in 1994.  Operations have been consolidated into the Logansport plant.

 <F3> The Company has announced that it had signed an agreement to sell its precision forged powdered metal products division.

B. Aftermarket Warehouses. The Company operates 110 warehouses and distribution centers of which 103 are leased. In addition, 2 warehouses are financed and leased through the issuance of Industrial Revenue Bonds.

C. Retail Properties. The Company leases 8 retail facilities in Australia, 13 facilities in Venezuela, 4 facilities in Chile, 31 facilities in South Africa, 7 facilities in Panama and 1 facility in Ecuador.

All owned and leased properties are well maintained and equipped for the purposes for which they are used. The Company considers that its facilities are suitable and adequate for the operations involved.


ITEM 3.  LEGAL PROCEEDINGS

A. The Company is a party to two lawsuits filed in various jurisdictions alleging claims pursuant to the Comprehensive Environmental
    Response Compensation and Liability Act of 1980 ("CERCLA") or other state or federal environmental laws. In addition the Company has been notified by the Environmental Protection Agency and various state agencies that it may be a potentially responsible party ("PRP") for the cost of cleaning up eight other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. Although these laws could impose joint and several liability upon each party at any site, the potential exposure is expected to be limited because at all sites other companies, generally including many large, solvent public companies, have been named as PRP's as well as the Company. In addition, the Company has identified eight present and former properties at which it may be responsible for resolving certain environmental matters, which the Company is actively seeking to resolve. Although difficult to quantify based on the complexity of the issues and the limited available information, the Company has accrued the estimated costs associated with such matters. Management believes these accruals, which have not been discounted or reduced by any anticipated insurance proceeds, will cover the Company's estimated foreseeable total liability for these sites.

    The Company is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The Company is defending all such claims vigorously and believes it has substantial defenses to liability and adequate insurance coverage for its defense costs. While the outcome of litigation cannot be predicted with certainty, after consulting with counsel for the Company, management believes that these matters will not have a material effect on the Company's consolidated financial statements.

    The Company is involved in various other legal actions and claims. After taking into consideration legal counsel's evaluation of such actions, management believes that these matters will not have a material effect on the Company's consolidated financial statements.


B. There were no material legal proceedings which were terminated during the fourth quarter of 1994.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1994 to a vote of security holders through the solicitation of proxies or otherwise.


                           PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCK HOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange under the trading symbol (FMO). The approximate number of shareholders of record of the Company's common stock at December 31, 1994 was 11,687. The following table sets forth the high and low sale price of the Company's common stock as reported on the New York Stock Exchange Composite Transactions Tape for the last two years:

                       1994                      1993
                 ------------------       --------------------
Quarter          High        Low          High          Low
- -------          ----        ---          ----          ---
First            $37 5/8     $28          $20 1/2      $16 1/4
Second           32 3/8      24 5/8        22           17 5/8
Third            32 3/4      22            26 1/4       19 7/8
Fourth           23 3/4      18 3/4        29 7/8       23 1/4


Quarterly dividends of $.12 per common share were declared during 1994 and 1993. The payment of dividends is subject to the restrictions described in
Note 7 to the consolidated financial statements contained in Item 8 of this Report. In February 1995, the Company's Board of Directors declared a quarterly dividend of $.12 per common share. This was the 236th consecutive quarterly dividend declared by the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         ------------------------------------


FIVE-YEAR FINANCIAL SUMMARY
- ---------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


(Millions of Dollars,
 Except Per Share Amounts)
                                  1994      1993      1992      1991      1990
                                --------  --------  --------  --------  -------
Consolidated Statement of
Earnings Data
- -------------------------
Net sales:
  Aftermarket                   $1,221.3  $  999.1  $  701.3  $  583.2  $  544.9
  Original equipment               674.6     576.4     562.7     515.5     419.9
                                 -------   -------   -------   -------   -------

Total net sales                  1,895.9   1,575.5   1,264.0   1,098.7     964.8
Costs and expenses <F1>          (1,792.3) (1,521.9) (1,262.3) (1,124.0)   (961.5)
Other income (expense)              (1.5)      4.0       7.3       6.6       3.7
Income taxes                       (38.8)    (17.5)     (4.6)     (1.1)     (6.7)
                                 -------   -------   -------   -------   -------
Earnings (loss) from
  continuing operations             63.3      40.1       4.4     (19.8)       .3
Discontinued operations <F4>           -         -         -      16.1       6.5
Cumulative effect of
  accounting change <F2>               -         -     (88.1)        -         -
                                 -------   -------   -------   -------   -------
Net earnings (loss)                 63.3      40.1     (83.7)     (3.7)      6.8
Preferred stock dividends,
  net of tax benefits               (9.0)     (9.1)     (4.6)     (3.1)     (3.7)
                                 -------   -------   -------   -------   -------
Net earnings (loss) available
    for common shares           $   54.3  $   31.0  $  (88.3) $   (6.8) $    3.1
                                 -------   -------   -------   -------   -------
                                 -------   -------   -------   -------   -------

Common Share Summary (Primary)
- ------------------------------
Average shares and equivalents
    outstanding (in thousands)    35,062    27,342    22,390    22,314    22,310
Earnings (loss) per share:
  Continuing operations           $ 1.55    $ 1.13    $ (.01)   $(1.03)   $ (.15)
  Discontinued operations <F4>         -         -         -       .72       .29
  Cumulative effect of
    accounting change <F2>             -         -     (3.93)        -         -
                                   -----     -----     -----     -----     -----
Net earnings (loss) per share       1.55      1.13     (3.94)     (.31)      .14

Dividends paid per share             .48       .48       .48       .92       .92

Consolidated Balance Sheet Data
- -------------------------------
Total assets                    $1,496.1  $1,301.4  $1,110.6  $  917.4  $1,098.6
Short-term debt <F3>                74.0      39.2      69.4      47.5      61.4
Long-term debt                     319.4     382.5     350.6     304.0     417.9
Shareholders' equity               597.2     371.1     230.9     259.0     292.9



FIVE YEAR FINANCIAL SUMMARY  (continued)
- ---------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


(Millions of Dollars,
 Except Per Share Amounts)        1994      1993      1992      1991      1990
                                --------  --------  --------  --------  --------
Other Financial Information
- ---------------------------
Net cash provided from
  operating activities          $   24.3  $   43.5  $   57.2  $   52.5  $   84.9
Expenditures for property,
  plant and equipment               74.9      60.0      40.2      44.0      47.1
Depreciation expense                45.7      43.9      43.9      48.7      43.3

<F1> Includes special charges of $14 million and $25 million in 1992 and 1991, respectively.

<F2> The company changed its method of accounting for postretirement benefits other than pensions effective in 1992.

<F3> Includes current maturities of long-term debt.

<F4> Discontinued operations reflect the operating results (and sale in 1991)
     of the company's fastening systems business and include an allocation of interest expense in each year based on annual net asset ratios.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         -----------------------------------

         FEDERAL-MOGUL CORPORATION
         -------------------------


Overview
- --------

Federal-Mogul's core business is providing value added services for the distribution and manufacture of non-discretionary parts to the global vehicular aftermarket and to vehicular and industrial original equipment manufacturers. The strategic direction of the company is to increase the emphasis on its aftermarket business opportunities, capitalizing on its strength in global distribution and systems logistics to improve customer service.

On October 31, 1994, the company finalized the acquisition of Varex Corporation, Ltd., South Africa's largest independent auto parts distributor. The acquisition strategically positions the company to participate in the large growth potential in South Africa. Varex offers a complete line of parts covering engine, drivetrain, cooling, ignition, brake, electrical and suspension systems which are currently distributed through 36 retail and 18 wholesale outlets.

On October 26, 1993, the company completed the purchase of SPX Corporation's United States and Canadian automotive aftermarket operations, Sealed Power Replacement (SPR). The SPR acquisition further expanded the company's broad base of products and provided additional vendor sourcing opportunities. The consolidation of the two businesses has resulted in significant cost savings through the elimination of duplicative processes and facilities.

On October 20, 1992, the company completed the purchase of TRW Inc.'s global automotive aftermarket business (AAB). The AAB acquisition was a major step in expanding aftermarket activity through an increased presence as a distributor of replacement parts for European and Japanese manufactured vehicles. In addition, the acquisition expanded the company's engine and chassis product offerings and increased purchasing power with outside suppliers.

During 1993, the company sold a number of non-strategic businesses and assets that were no longer consistent with the company's primary focus on vehicular parts for the global aftermarket and utilized the proceeds to finance restructuring activities in core businesses. These included the sale of Westwind Air Bearings Ltd. and its affiliated operations in the United States and Japan, an equity interest in the Japanese engine bearing manufacturer Taiho Kogyo Co., and an equity interest in a Bermuda-based insurance company. The gains from the sale of businesses and assets were used to offset restructuring charges for the closing of a fuel systems manufacturing facility and the subsequent consolidation of fuel systems operations in the company's lighting and electrical business. Also, the gain from the sale of idle land in Germany was used to provide for the restructuring of the Glyco engine bearing operations. Restructuring costs recorded in 1993 include amounts applicable to the physical relocation of operating assets, startup of new facilities and provisions for non-terminated employees of $2,200,000, $600,000 and $200,000, respectively. These costs would not have qualified as restructuring costs under new guidance introduced in 1994. There were no amounts remaining to be incurred as of the end of 1994 for these restructuring activities.

The company reported 1994 net earnings of $63.3 million or $1.46 per share, on a fully diluted basis. Earnings for 1994 improved significantly over 1993 and 1992 as a result of the inclusion of SPR earnings for the entire year, a reduction in operating expenses of $10 million from the integration of SPR facilities, and a decrease in product costs from global sourcing efforts of $14.8 million. Additionally, the strong North American original equipment markets and increased productivity in domestic manufacturing operations contributed to the earnings improvement.

In 1993, the company reported earnings of $40.1 million or $1.12 per share, on a fully diluted basis, including a one-time after tax gain of $.06 per share on asset sales net of restructuring charges.

In 1992, the company reported earnings from continuing operations of $4.4 million. Due to the adoption of Statement of Financial Accounting Standards Nos. 106 and 112, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106), and "Employers' Accounting for Postemployment Benefits" (SFAS 112), the company incurred a net loss in 1992 of $83.7 million, or $3.94 per common share.

The company has made a strategic decision to emphasize and expand its global aftermarket business. Management believes that aftermarket sales are less cyclical than original equipment sales, and aftermarket expansion will offer greater potential for long-term growth and higher operating margins. Additionally, the company expects to benefit from improvements in the reduction of manufacturing lead time and other process changes, particularly in European operations.


Rationalization Costs of Acquired Businesses
- --------------------------------------------

A significant component of the acquisition of Varex is the ability to recognize savings through the elimination of redundant sales and administrative staff, and the consolidation of wholesale facilities. Rationalization costs to be incurred of $2.7 million have been capitalized as part of the purchase price.

A key aspect of the acquisitions of SPR and AAB was the opportunity to realize significant savings through consolidation of operations in North America and, to a lesser extent, in Europe. Savings realized in 1994 from the integration of SPR and AAB exceeded $31 million, and the company estimates increasing annual cost savings by an additional $14 million in 1995. The components of these savings include eliminating redundancies with sales staff, overlapping warehouses, distribution and administration facilities and consolidating freight.

In order to obtain these anticipated cost savings and achieve the benefit of increased sales volume, the company incurred one-time costs of approximately $32 million in connection with the integration of Federal-Mogul and AAB and $31 million in the consolidation of SPR.
Of the total rationalization costs, $1 million was expensed for SPR in 1993 and $14 million was expensed for AAB in 1992. The remaining portion of the rationalization costs of $30 million for SPR and $18 million for AAB has been capitalized as part of the purchase price. The rationalization expense was significantly higher in the case of AAB based on the greater number of Federal-Mogul locations impacted by the consolidation.

Results of Operations
- ---------------------

Sales
- -----

The company achieved a sales increase of $320.4 million, or 20.3%, in 1994 and $311.5 million, or 24.6%, in 1993. Excluding the impact of the Varex acquisition, sales grew 16.1% to $1,829.1 million in 1994. This increase was largely due to the full year impact of the SPR acquisition completed in the fourth quarter of 1993. Other factors include increased sales to domestic original equipment customers in nearly every manufactured product line. Price had a minimal effect on the increase in sales.


Aftermarket and original equipment sales by major geographic area were:


(Millions of Dollars)                 1994          1993          1992
                                    --------      --------      --------
Aftermarket:
  United States and Canada          $  819.4      $  689.9      $  461.7
  International                        401.9         309.2         239.6

Original Equipment:
  United States and Canada             487.2         401.4         352.7
  International                        187.4         175.0         210.0
                                     -------       -------       -------

Total sales                         $1,895.9      $1,575.5      $1,264.0
                                     -------       -------       -------
                                     -------       -------       -------


Sales to aftermarket customers represented 64% of total company sales in 1994. Comparatively, aftermarket sales were 63% of 1993 sales and 55% of 1992 sales.

United States and Canada aftermarket sales improved $129.5 million primarily due to the acquisition of SPR. Base North American aftermarket sales were flat with significant improvements in core engine products, pistons and oil seals offset by decreases in ball bearing and suspension products. The latter was significantly impacted by a reduction in supplier order fill rates throughout 1994. Federal-Mogul is the North American automotive aftermarket leader in engine bearings, engine parts, ball and roller bearings, fuel pumps, oil seals and lighting and electrical components.

International aftermarket sales increased $92.7 million, or 30.0% in 1994, largely as a result of the acquisition of Varex and the full year impact of retail acquisitions in Venezuela and Australia. The company has made modest gains in expanding its retail operations by opening several retail stores in 1994. The total number of retail outlets increased from 19 to 65 by the end of 1994. Sales from these outlets totaled approximately $35 million in 1994. During 1995 the company will limit store growth and concentrate on refining existing operations.

United States and Canada original equipment sales increased $85.8 million, or 21.4% in 1994. Stronger automotive and light truck production rates in North America contributed to this growth. Sales growth also continued in the new sealing products application for bonded pistons in transmissions. United States and Canada original equipment sales improved $48.7 million, or 13.8% between 1993 and 1992, due to new product programs and a recovering demand for light automotive vehicles.

In 1994, European original equipment sales increased $10.2 million, as a result of the appreciating European currencies and improving European vehicle production. In 1993, international original equipment sales decreased $35 million, $6.5 million of which was due to the divestiture of the Westwind Air Bearing business in May 1993. European automotive and heavy duty vehicle production experienced the effects of depressed economic conditions resulting in lower sales volumes and price erosion in 1993.


Operating Margin
- ----------------


Operating margins improved $48.3 million, or 57.2%, in 1994 and $40.8 million, or 93.6%, in 1993 and were:


(Millions of Dollars)                   1994       1993        1992
                                       ------     ------      ------
Total operating margin                $ 132.7     $  84.4     $  43.6
                                       ------      ------      ------
                                       ------      ------      ------

Margin percentage                         7.0%        5.4%        3.4%
                                       ------      ------      ------
                                       ------      ------      ------

A key components of this improvement was the successful integration of SPR. This resulted in a cost savings of $10 million in 1994. The company's global sourcing efforts in 1994 also had a favorable impact on the operating margin of $14.8 million.

As the economic recovery continues in Europe, auto and light truck build rates are expected to improve. North American build rates are expected to increase slightly in 1995. The company anticipates that earnings will continue to improve in 1995.

There is substantial and continuing pressure from major global automotive companies to reduce costs, including costs associated with outside suppliers such as Federal-Mogul. The company has reduced exposure in this area due to recent acquisitions that have significantly modified the sales mix and reduced sales volatility. However, there can be no assurance that the company will be able to maintain its gross margins on product sales to original equipment manufacturers. Due to recent raw material price increases, margins will be under pressure throughout 1995.

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

Other Income and Expense
- ------------------------

Net interest expense decreased to $13.6 million in 1994 from $18.3 million in 1993. This was the result of several actions taken to repay and refinance debt. In February 1994, the company sold 5.75 million shares of common stock, generating net proceeds of $191 million which was used to repay a substantial portion of the outstanding revolver balance. Also in 1994, the company implemented a global cash pooling strategy and a European revolving credit facility, both of which had a favorable impact on interest expense. These actions resulted in the company attaining an investment grade status from both Moody's and Standard and Poor's rating agencies.

International currency exchange losses totalled $5.5 million in 1994, compared to $5.7 million in 1993 and $5.8 million in 1992. The effect of the devaluation of the Venezuelan bolivar and Turkish lira represents the majority of the foreign exchange losses.

When deemed prudent and cost effective, the company uses foreign exchange options and forward exchange contracts to hedge material net foreign exchange transaction exposures. However, the company does not typically hedge translation exposures in countries whose local currency is the functional currency. At December 31, 1994, the company's most significant translation exposures were in German deutsche marks and Mexican pesos. Changes in the exchange rate between the U.S. dollar and these currencies are recorded directly as a component of shareholder's equity. The net effect of translation exposure was $6.3 million in 1994. This reduction to shareholders' equity is primarily due to the recent devaluation of the Mexican peso.

Amortization of intangible assets increased in 1994 to $10.0 million from $6.8 million and $2.8 million in 1993 and 1992, respectively. The amortization of trademark and non-compete agreements and the goodwill associated with the acquisitions of Varex, AAB and SPR represent the increase in this expense.


SFAS 106 & SFAS 112
- -------------------

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


(Millions of Dollars)                       1994        1993        1992
                                          --------    --------    --------
Incremental annual expense                $   4.0     $   6.6     $   7.6
Income tax benefit                           (1.5)       (2.4)       (2.7)
                                           ------      ------      ------
                                              2.5         4.2         4.9

Cumulative effect of accounting change          -           -       135.7
Income tax benefit                              -           -       (47.6)
                                           ------      ------      ------
                                                -           -        88.1
                                           ------      ------      ------

Net effect of SFAS 106                    $   2.5     $   4.2     $  93.0
                                           ------      ------      ------
                                           ------      ------      ------

Also in 1992, the company adopted Statement of Financial Accounting Standard No. 112, "Employers' Accounting for Postemployment Benefits", which requires the accrual of future postemployment benefits, when such amounts can be estimated. The impact of adopting this standard on the company's financial position and operating results was not significant.


Income Taxes
- ------------

The company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). At December 31, 1994, the company had deferred tax assets of $110.6 million and deferred tax liabilities of $94.2 million.

The company records valuation allowances ($20.9 million at December 31, 1994) for all deferred tax assets, except where management believes it is more likely than not that the tax benefit will be realized. A valuation allowance was not established against deferred tax assets attributable to the company's postretirement benefit obligation and its German net operating loss carryforward.

The deferred tax asset for the company's postretirement benefit obligation was $56.9 million at December 31, 1994. The company expects that the tax deduction associated with this obligation will be claimed over a period of 35 to 40 years. The total amount of future taxable income in the United States necessary to realize the asset is approximately $154 million. The company expects to generate sufficient taxable income in the United States through future operations in order to fully realize the deferred tax asset for the company's postretirement benefit obligation.

The deferred tax asset attributable to the German net operating loss carryforward was $25.3 million at December 31, 1994. The carryforward is not subject to expiration. The company expects that sufficient taxable income will be generated through the reversal of existing taxable temporary differences to enable the carryforward to be utilized.

Liquidity and Financial Condition
- ---------------------------------

Assets
- ------

The acquisitions of Varex, SPR and AAB in 1994, 1993 and 1992, respectively, added the following operating assets at the time of the purchase.


(Millions of Dollars)                Varex          SPR           AAB
                                    -------       -------       -------
Accounts receivable                   $ 18          $ 21          $ 54
Inventories                             22            64           117
Property, plant and equipment            3             8            12



The additions of these assets reflects the most significant transactions affecting comparisons of these accounts from year to year. The increase in intangible assets in 1994, 1993 and 1992 represents the cost of long-term non-compete and trademark agreements with Varex, SPX and TRW and goodwill of the acquired businesses.

Excluding the acquisition of Varex in 1994, accounts receivable at December 31, 1994 increased approximately $64 million. This increase results primarily from the overall increase in sales.

Inventories increased by approximately $27 million from December 31, 1993 excluding the impact of Varex.


Liabilities
- -----------

In February 1994, the company issued 5.75 million shares of common stock which generated net proceeds of $191 million. The proceeds were used to repay debt incurred for the 1993 acquisition of SPR. In August 1994, the company filed a registration statement with the SEC for the issuance of medium-term notes not to exceed $200 million. In November 1994, the company issued $54 million of the medium-term notes to finance the acquisition of Varex. The company had $90.0 million of the medium-term notes outstanding as of December 31, 1994.

To finance the 1992 AAB acquisition, the company used net proceeds of $76.6 million from the issuance of 1.6 million shares of Series D preferred stock in September 1992 and $125 million of unsecured senior bank financing pursuant to a bank credit agreement maturing September 1998 (the $125 million term loan). During the first half of 1993, the $125 million term loan was repaid with the net proceeds from the sale of $40 million of accounts receivable and $85 million of the $116 million net proceeds from the sale of 6.2 million shares of the company's common stock in April 1993.

The decrease in other accrued liabilities represents amounts spent for the rationalization of Varex, the AAB and SPR acquisitions and the restructuring of manufacturing operations at Glyco and the lighting, electrical and fuel systems businesses.

The discount rate used to determine the actuarial present value of domestic postretirement pension, health insurance and life insurance benefits increased to 8 1/2% for 1994 from 7 1/2% in 1993. The 8 1/2% discount rate reflects the current expected yield for long-term, high quality investments. The higher discount rate decreased net pension expense from domestic plans by about $1.8 million for 1994. Assumptions for expected long-term rates of return on plan assets and future compensation increases were also adjusted for current conditions. The changes in assumptions had an insignificant effect on 1994 operating results and the impact in the future is expected to be minimal. The company also increased the discount rate on its international plans from 8% in 1993 to 8 1/2% in 1994, decreasing 1994 pension expense by approximately $.7 million.
Better than expected experience, lower medical trend rates and program modifications further contributed to a reduction in the recorded liability for postretirement health care and life insurance benefits.


Environmental Matters
- ---------------------

The company is a party to two lawsuits filed in various jurisdictions alleging claims pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other state or federal environmental laws. In addition, the company has been notified by the Environmental Protection Agency and various state agencies that it may be a potentially responsible party (PRP) for the cost of cleaning up eight other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. Although these laws could impose joint and several liability upon each party at any site, the potential exposure is expected to be limited because at all sites other companies, generally including many large, solvent public companies, have been named as PRP's. In addition, the company has identified eight present and former properties at which it may be responsible for cleaning up certain environmental contamination. The company is actively seeking to resolve these matters. Although difficult to quantify, based on the complexity of the issues, the company has accrued the estimated cost associated with such matters. Management believes these accruals, which have not been discounted or reduced by any anticipated insurance proceeds, will be adequate to cover the company's estimated liability for these exposures.


Cash Flows
- ----------

Operating Activities
- --------------------

The company generated cash of $24.3 million from operations in 1994 compared to $43.5 million and $57.2 million in 1993 and 1992, respectively. These year-to-year changes include net earnings from continuing operations of $63.3 million, $40.1 million and $4.4 million in 1994, 1993 and 1992, respectively. An increase in accounts receivable resulting from increased sales and an increase in inventory from acquired product lines were the major factors that offset cash flows generated by net earnings and depreciation.

It is the company's belief that cash from operations will continue to be sufficient to meet its ongoing working capital requirements.

Investing Activities
- --------------------

Other than the purchases of Varex, SPR and AAB, the company's principal investing activity in 1994, 1993 and 1992 was the acquisition of property and equipment for its existing operations. Approximately $75 million, $60 million and $40 million of cash in 1994, 1993 and 1992, respectively, was reinvested in productive assets of the company. These investments were made to support the company's long-term objective of improving operating productivity and product mix and to provide support for expansion of international distribution facilities. These investments were funded in 1994, 1993 and 1992 with cash from operating and financing activities. Spending related to rationalizing acquired businesses also impacted investing activities.

Capital expenditures for 1995 are anticipated to be approximately $82 million, as the company continues to enhance manufacturing capabilities in the United States and Europe and expand global aftermarket capacity.


Financing Activities
- --------------------

As previously noted, the sale of common stock in 1994 and 1993 and the securitization of accounts receivable in 1993 helped the company reduce debt associated with the purchase of SPR in 1993 and AAB n 1992.

The issuance of Series D Convertible Exchangeable Preferred Stock, borrowings under short and long-term agreements, and proceeds from the accounts receivable securitization contributed an additional $274 million in cash in 1992.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------


CONSOLIDATED STATEMENTS OF EARNINGS
- -----------------------------------
FEDERAL-MOGUL CORPORATION
- -------------------------


Year Ended December 31                              1994       1993       1992
                                                  --------   --------   --------
                                                       (Millions of Dollars,
                                                     Except Per Share Amounts)
Net sales                                         $1,895.9   $1,575.5   $1,264.0
Cost of products sold                              1,486.4    1,263.8    1,054.6
Selling, distribution and administrative expenses    276.8      227.3      165.8
                                                   -------    -------    -------
  Operating margin                                   132.7       84.4       43.6
Special charges and sales of business investments        -          -      (14.0)
                                                   -------    -------    -------
                                                     132.7       84.4       29.6

Other income (expense):
  Interest expense                                   (21.2)     (25.9)     (27.2)
  Interest income                                      7.6        7.6        7.9
  Amortization of intangible assets                  (10.0)      (6.8)      (2.8)
  International currency exchange losses              (5.5)      (5.7)      (5.8)
  Other                                               (1.5)       4.0        7.3
                                                   -------    -------    -------
  Earnings from Continuing Operations
    Before Income Taxes and Cumulative
      Effect of Accounting Change                    102.1       57.6        9.0
Income taxes                                          38.8       17.5        4.6
                                                   -------    -------    -------
  Earnings from Continuing Operations
    Before Cumulative Effect of Accounting Change     63.3       40.1        4.4
Cumulative effect of change in accounting for
  postretirement benefits, net of income taxes           -          -      (88.1)
                                                   -------    -------    -------
  Net Earnings (Loss)                             $   63.3   $   40.1   $  (83.7)
                                                   -------    -------    -------
                                                   -------    -------    -------

Earnings (Loss) Per Common and Equivalent Share <F1>
  Primary:
    Earnings from continuing operations           $   1.55   $   1.13   $   (.01)
    Cumulative effect of accounting change               -          -      (3.93)
                                                   -------    -------    -------
    Net Earnings (Loss)                           $   1.55   $   1.13   $  (3.94)
                                                   -------    -------    -------
                                                   -------    -------    -------
  Fully Diluted:
    Earnings from continuing operations           $   1.46   $   1.12   $   (.01)
    Cumulative effect of accounting change               -          -      (3.93)
                                                   -------    -------    -------
    Net Earnings (Loss)                           $   1.46   $   1.12   $  (3.94)
                                                   -------    -------    -------
                                                   -------    -------    -------

<F1> Based on net earnings (loss) after deduction of preferred stock dividends, net of related tax benefits, of $9.0 million, $9.1 million and $4.6 million for 1994, 1993 and 1992, respectively.


See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEETS
- ---------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


December 31                                                1994         1993
                                                         --------     --------
                                                         (Millions of Dollars)
Assets
- ------
Current Assets:
  Cash and equivalents                                  $   25.0     $   33.8
  Accounts receivable                                      269.5        186.9
  Inventories                                              372.1        322.3
  Prepaid expenses and income tax benefits                  37.6         40.6
                                                         -------      -------
    Total Current Assets                                   704.2        583.6

Property, Plant and Equipment                              437.3        399.8
Goodwill                                                   172.9        126.7
Other Intangible Assets                                     71.2         72.6
Business Investments and Other Assets                      110.5        118.7
                                                         -------      -------
      Total Assets                                      $1,496.1     $1,301.4
                                                         -------      -------
                                                         -------      -------


Liabilities and Shareholders' Equity
- ------------------------------------

Current Liabilities:
  Short-term debt                                       $   74.0     $   39.2
  Accounts payable                                         136.6        104.1
  Accrued compensation                                      33.3         31.7
  Other accrued liabilities                                 92.0        117.9
                                                         -------      -------
    Total Current Liabilities                              335.9        292.9

Long-Term Debt                                             319.4        382.5
Postemployment Benefits                                    199.8        196.5
Other Accrued Liabilities                                   43.8         58.4
                                                         -------      -------
      Total Liabilities                                    898.9        930.3

Shareholders' Equity:
  Series D preferred stock                                  76.6         76.6
  Series C ESOP preferred stock                             59.1         60.2
  Unearned ESOP compensation                               (39.8)       (44.6)
  Common stock                                             174.9        147.5
  Additional paid-in capital                               277.8        117.2
  Retained earnings                                         82.0         46.4
  Currency translation and other                           (33.4)       (32.2)
                                                         -------      -------
      Total Shareholders' Equity                           597.2        371.1
                                                         -------      -------
      Total Liabilities and Shareholders' Equity        $1,496.1     $1,301.4
                                                         -------      -------
                                                         -------      -------

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
- -----------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


                              Series C  Unearned                            Currency
                    Series D    ESOP     ESOP           Additional          Transla-
                    Preferred Preferred Compen-  Common  Paid-In   Retained tion and
                      Stock     Stock   sation   Stock   Capital   Earnings  Other   Total
                    --------- --------- -------- ------ ---------- -------- -------- ------
                                             (Millions of Dollars)
Balance at 1/1/92              $ 62.3   $(53.5)  $111.8   $ 17.3    $130.9   $ (9.8) $259.0
- -----------------
Net loss                                                             (83.7)           (83.7)
Issuance of
  preferred stock      $ 76.6                                                          76.6
Exercise of
  stock options                                      .1       .3                         .4
Retirement of
  preferred stock                (1.4)                                                 (1.4)
Amortization of
  unearned compensation                    4.3                                   .2     4.5
Dividends                                                            (17.0)           (17.0)
Preferred dividend
  tax benefits                                               1.7                        1.7
Currency translation                                                           (8.6)   (8.6)
Pension adjustment                                                              (.6)    (.6)
                       -----    -----    -----    -----    -----     -----    -----   -----
Balance at 12/31/92     76.6     60.9    (49.2)   111.9     19.3      30.2    (18.8)  230.9
- -------------------    -----    -----    -----    -----    -----     -----    -----   -----
Net earnings                                                          40.1             40.1
Issuance of
  common stock                                     33.9     91.0                      124.9
Exercise of
  stock options                                     1.7      5.3                        7.0
Retirement of
  preferred stock                 (.7)                                                  (.7)
Amortization of
  unearned compensation                    4.6                                          4.6
Dividends                                                            (23.9)           (23.9)
Preferred dividend
  tax benefits                                               1.6                        1.6
Currency translation                                                          (10.7)  (10.7)
Sale of business                                                                2.4     2.4
Pension adjustment                                                             (5.1)   (5.1)
                       -----    -----    -----    -----    -----     -----    -----   -----
Balance at 12/31/93     76.6     60.2    (44.6)   147.5    117.2      46.4    (32.2)  371.1
- -------------------    -----    -----    -----    -----    -----     -----    -----   -----
Net earnings                                                          63.3             63.3
Issuance of
  common stock                                     28.8    162.5                      191.3
Exercise of
  stock options                                     1.6      6.1                        7.7
Repurchase of
  common stock                                     (3.0)    (9.6)                     (12.6)
Retirement of
  preferred stock                (1.1)                                                 (1.1)
Amortization of
  unearned compensation                    4.8                                   .2     5.0
Dividends                                                            (27.7)           (27.7)
Preferred dividend
  tax benefits                                               1.6                        1.6
Currency translation                                                           (6.3)   (6.3)
Pension adjustment                                                              4.9     4.9
                       -----    -----    -----    -----    -----     -----    -----   -----
Balance at 12/31/94   $ 76.6   $ 59.1   $(39.8)  $174.9   $277.8    $ 82.0   $(33.4) $597.2
- -------------------    -----    -----    -----    -----    -----     -----    -----   -----
                       -----    -----    -----    -----    -----     -----    -----   -----

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


Year Ended December 31                                 1994      1993      1992
                                                     --------  --------  --------
                                                        (Millions of Dollars)

Cash Provided From (Used By) Operating Activities
- -------------------------------------------------
Net earnings (loss)                                  $  63.3   $  40.1   $ (83.7)
Adjustments to reconcile net earnings (loss) to
  net cash provided from operating activities:
    Depreciation and amortization                       55.7      50.7      46.7
    Deferred income taxes                                8.1      (8.8)     (3.7)
    Postemployment benefits other than pensions          4.0       6.6      93.0
    Gain on sale of business                               -     (19.2)        -
    Increase in accounts receivable                    (61.7)    (40.3)    (22.2)
    (Increase) decrease in inventories, prepaid
      expenses and other                               (49.0)     (7.1)     27.3
    Increase in other current liabilities               17.9      34.2       1.8
    Payments against restructuring reserves            (14.0)    (12.7)     (2.0)
                                                      ------    ------    ------
      Net Cash Provided From Operating Activities       24.3      43.5      57.2

Cash Provided From (Used By) Investing Activities
- -------------------------------------------------
Expenditures for property, plant and equipment         (74.9)    (60.0)    (40.2)
Acquisitions of automotive aftermarket businesses      (58.3)   (147.4)   (218.4)
Payments for rationalization of acquired businesses    (24.5)    (12.0)     (2.1)
Proceeds from sale of business investments                 -      38.3         -
Other                                                    (.8)      (.5)       .8
                                                      ------    ------    ------
      Net Cash Used By Investing Activities           (158.5)   (180.1)   (259.9)

Cash Provided From (Used By) Financing Activities
- -------------------------------------------------
Issuance of common stock                               196.8     122.1        .4
Repurchase of common stock                             (10.6)        -         -
Issuance of Series D preferred stock                       -         -      76.6
Proceeds from issuance of long-term debt               157.8     258.3     120.6
Principal payments on long-term debt                  (203.7)   (227.3)    (73.0)
Increase (decrease) in short-term debt                  14.8     (24.1)     23.1
Sale of accounts receivable                                -      39.6      54.1
Dividends                                              (27.7)    (23.9)    (16.7)
Other                                                   (2.0)      (.3)     (5.5)
                                                      ------    ------    ------
      Net Cash Provided From Financing Activities      125.4     144.4     179.6
                                                      ------    ------    ------

      Increase (Decrease) in Cash and Equivalents       (8.8)      7.8     (23.1)

Cash and Equivalents at Beginning of Year               33.8      26.0      49.1
                                                      ------    ------    ------

      Cash and Equivalents at End of Year            $  25.0   $  33.8   $  26.0
                                                      ------    ------    ------
                                                      ------    ------    ------


See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


1.  ACCOUNTING POLICIES
    -------------------

Principles of Consolidation - The consolidated financial statements include the accounts of Federal-Mogul Corporation and its majority-owned subsidiaries (the company). Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Equivalents - The company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Inventories - Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 61% and 66% of the inventory at December 31, 1994 and 1993, respectively. The remaining inventories are costed using the first-in, first-out (FIFO) method. If inventories had been valued at current cost, amounts reported at December 31 would have been increased by $61.7 million in 1994 and $65.4 million in 1993.


At December 31, inventories consisted of the following:


     (Millions of Dollars)                     1994              1993
                                              ------            ------
     Finished products                        $342.9            $304.5
     Work-in-process                            27.7              23.2
     Raw materials                              27.2              23.5
                                               -----             -----
                                               397.8             351.2
     Reserve for inventory valuation            25.7              28.9
                                               -----             -----
                                              $372.1            $322.3
                                               -----             -----
                                               -----             -----


Inventory quantity reductions resulting in liquidations of certain LIFO inventory layers and the reduction in international locations using the LIFO method increased net earnings in 1994, 1993 and 1992 by $1.6 million ($.04 per share), $5.3 million ($.15 per share) and $6.9 million ($.27 per share), respectively.

Goodwill and Other Intangible Assets - Intangible assets, which result principally from acquisitions, consist of goodwill, trademark and non-compete agreements, patents and other intangibles and are amortized on a straight-line basis over appropriate periods, generally ranging from 7 to 40 years. Goodwill and other intangible assets reflected in the consolidated balance sheets are net of accumulated amortization of $8.8 million and $5.3 million for goodwill and $11.1 million and $6.7 million for other intangible assets in 1994 and 1993, respectively.

The company evaluates the recoverability of goodwill and reviews the amortization period on an annual basis. Several factors are used to evaluate goodwill, including but not limited to: management's plans for future operations, recent operating results and future projected cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


1.  ACCOUNTING POLICIES  (continued)
    -------------------

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

Earnings Per Share - The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earnings per share additionally assumes the conversion of outstanding Series C ESOP and Series D preferred stock and the contingent issuance of common stock to satisfy the Series C ESOP preferred stock redemption price guarantee. The number of contingent shares used in the fully diluted calculation is based on the market price of the company's common stock on December 31, 1994, and the number of preferred shares held by the Employee Stock Ownership Plan (ESOP) as of December 31 of each of the respective years.

The primary weighted average number of common and equivalent shares outstanding (in thousands) was 35,062, 27,342, and 22,390 for 1994, 1993 and 1992, respectively. The fully diluted weighted average number of common and equivalent shares outstanding (in thousands) was 41,812 for 1994, 34,211 for 1993 and 25,782 for 1992.

Net earnings used in the computation of primary earnings per share are reduced by preferred stock dividend requirements. Net earnings used in the computation of fully diluted earnings per share are reduced by amounts representing the additional after-tax contribution that would be necessary to meet ESOP debt service requirements under an assumed conversion of the Series C ESOP preferred stock.

Environmental Liabilities - The company recognizes environmental liabilities when a loss is probable and can be reasonably estimated. Such obligations are generally not subject to insurance coverage.

Each environmental obligation is estimated by engineering and legal specialists within the company based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties ("PRPs") will be able to fulfill their commitments at the sites where the company may be jointly and severally liable. At sites being addressed under the U.S. Comprehensive Environmental Response, Compensation and Liability Act or similar state laws (the "Superfund Sites"), the company typically recognizes an estimated liability once it has been named as a PRP and has determined that such estimated liability is probable. The Superfund Sites are primarily multi-PRP sites not owned or operated by the company. An estimated liability is typically recognized either upon completion of an environmental assessment or when the company proposes an agreement with the appropriate regulatory agency to take action at a site.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


1.  ACCOUNTING POLICIES  (continued)
    -------------------

The company periodically evaluates and revises estimates for environmental obligations based on expenditures against established reserves and the availability of additional information.

Changes in Accounting Method - During the fourth quarter of 1992, the company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106) effective as of January 1, 1992, and restated previously reported 1992 quarterly results. Prior to adoption, the cost of providing health care and life insurance benefits to retired employees was recognized as expense as payments were made. The company recorded a charge of $88.1 million, or $3.93 per common share, net of applicable tax benefits of $47.6 million to reflect the cumulative effect for years prior to 1992 of the change in accounting method. In addition to the cumulative effect, the company's 1994, 1993 and 1992 postretirement health care and life insurance costs increased $4.0 million, $6.6 million and $7.6 million, respectively, as a result of adopting SFAS 106.

Also in the fourth quarter of 1992, the company adopted Statement of Financial Accounting Standard No. 112, "Employers' Accounting for
Postemployment Benefits", which requires the accrual of future postemployment benefits, when such amounts can be estimated. The impact of adopting this standard on the company's financial position and operating results was not significant.

Reclassifications - Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


2.  ACQUISITIONS
    ------------

On October 31, 1994, the company completed the transaction to purchase all the outstanding shares of Varex Corporation, Ltd., the largest independent auto parts distributor in South Africa. The acquisition has been accounted for as a purchase and, accordingly, the total cost of $58.3 million was allocated to acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date. The excess of the consideration paid over the estimated fair value of net assets acquired of $49 million has been recorded as goodwill. The consolidated statement of earnings includes the operating results of the acquired business from July 1, 1994.

On October 26, 1993, the company completed its acquisition of SPX Corporation's United States and Canadian automotive aftermarket operations, Sealed Power Replacement (SPR). The acquisition has been accounted for as a purchase and, accordingly, the total cost of $167 million was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date. The company and SPX Corporation also executed a non-compete agreement and a long-term trademark agreement making Federal-Mogul the sole distributor of engine and chassis parts sold under the Sealed Power and Speed-Pro brand names in North America. Federal-Mogul also acquired the right to use these trademarks throughout the rest of the world. The excess of the consideration paid over the estimated fair value of net assets acquired of $70 million has been recorded as goodwill. The earnings statement includes the operating results of the acquired business from October 26, 1993.

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

The following unaudited pro forma results of operations for the years ended December 31, 1993 and 1992 assume the acquisition of SPR and TRW occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects, with the SPR acquisition impacting 1993 and the SPR and AAB acquisitions impacting 1992. The pro forma results do not include the acquisition of Varex as it would have had little impact on the results of operations in 1994, 1993 and 1992. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


2.  ACQUISITIONS  (continued)
    ------------


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


Operating results for 1993 include a $1 million ($.02 per share) charge and for 1992 a $14 million ($.34 per share) charge to provide for certain aspects of the rationalization of the company's present aftermarket business. This charge includes costs incurred for severance, eliminating redundant company facilities and equipment, and integrating the operations of the acquired businesses.

On April 27, 1993, the company's wholly-owned Australian subsidiary, Federal-Mogul Pty. Ltd., acquired the automotive aftermarket business and certain assets of Brown & Dureau Automotive Pty. Limited. The acquisition was accounted for as a purchase and the cost of $5.6 million was allocated to the acquired assets and assumed liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


3.  SALES OF BUSINESSES AND RELATED MATTERS
    ---------------------------------------

In 1993, the company sold a number of non-strategic businesses and assets, using the proceeds to restructure manufacturing operations to enhance future profitability. On an after-tax basis, a gain of $.06 per share was recorded primarily due to a favorable tax treatment on the sale of Westwind Air Bearings, Ltd. In 1992, the effect of similar transactions was a charge to income of $14 million.

The 1993 pretax gain on the sale of these non-strategic businesses and assets totalled $19.2 million and were offset by restructuring charges amounting to $19.2 million. The significant components of these transactions are:

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

During the second half of 1993, the company recorded special charges relating to the rationalization of manufacturing operations. In November 1993, the company announced the closing of its Lafayette, Tennessee fuel systems plant with a plan to consolidate operations with the Lighting and Electrical Division. A restructuring reserve was recorded for $7 million based on the plan to consolidate these two businesses. Spending against the reserve was completed by December 31, 1994. The company also announced plans to restructure Glyco manufacturing operations in Germany. A reserve of $8.4 million was recorded to provide for personnel reductions and reengineering of manufacturing facilities. Spending related to this reserve was approximately $2.5 million in 1994. $2.1 million of the reserve was reversed into income as a result of favorable treatment from the German government related to severance. In 1993, the company also sold idle land for $5 million connected with its Glyco operations, resulting in a pretax gain of $1.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


4.  FINANCIAL INSTRUMENTS
    ---------------------

Foreign Exchange Risk Management
- --------------------------------

The company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates and raw material price fluctuations. Derivative financial instruments are utilized by the company to reduce those risks. The company does not hold or issue financial instruments for trading purposes.

The company has entered into forward exchange contracts and purchased currency options to hedge committed and anticipated sales and purchases denominated in foreign currencies. Some of the contracts involve the exchange of two currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is less than one year. The purpose of the company's foreign currency hedging activities is to protect the company from the risk that the eventual U.S. dollar cash flows resulting from the purchase of products from suppliers and sale of products to customers in international markets will be adversely affected by changes in exchange rates.

The following table summarizes the company's various types of foreign exchange contracts in managing its foreign exchange risk.

                      December 31, 1994           December 31, 1993
                   ------------------------    ------------------------

                    Contract     Deferred       Contract     Deferred
                     Amount     Gain/(Loss)      Amount     Gain/(Loss)
                   -----------  -----------    ----------   -----------
Forwards           $ 9,618,154   $405,335      $7,823,776    $ 57,824

Options Purchased    1,002,531      3,452       1,126,833     (21,223)
                    ----------    -------       ---------     -------

                   $10,620,685   $408,787      $8,950,609    $ 36,601
                    ----------    -------       ---------     -------
                    ----------    -------       ---------     -------


The table below summaries by major currency the contractual amounts of the company's forward exchange and option contracts in U.S. dollars. Foreign currency amounts are translated at contract rates applicable to each instrument. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


4.  FINANCIAL INSTRUMENTS  (continued)
    ---------------------


                        December 31, 1994            December 31, 1993
                     ------------------------     ------------------------

                        Buy           Sell           Buy           Sell
                     ----------    ----------     ----------    ----------
Canadian Dollar               -             -              -    $2,199,960
Australian Dollar             -    $3,053,775              -       441,290
Japanese Yen         $5,024,379             -     $1,167,175             -
Mexican Peso                  -     1,850,000              -             -
British Pound/
  Deutsche Mark               -             -              -     2,903,011
Other                   602,531        90,000        424,642     1,814,531
                      ---------     ---------      ---------     ---------
                     $5,626,910    $4,993,775     $1,591,817    $7,358,792
                      ---------     ---------      ---------     ---------
                      ---------     ---------      ---------     ---------


Deferred gains and losses are included in other assets and liabilities and recognized in earnings when the future purchase or sale occurs or at the point in time when the purchase of sale is no longer expected to occur. All amounts deferred at December 31, 1994 are expected to be recognized in earnings in 1995.

The company has also entered into copper and aluminum contracts to hedge against the risk of price increases. These contracts are expected to offset the effects of price changes on the firm purchase commitments for copper and aluminum. Under the agreements, the company is committed to purchase
6.3 million pounds of copper, representing 60% of anticipated consumption consistently throughout 1995 at prices ranging from $1.11 to $1.17. The company is also committed to purchase 1.4 million pounds of aluminum, representing 50% of anticipated consumption consistently throughout 1995 at a price of $.84 per pound. The net unrealized gain on these firm purchase commitments at December 31, 1994 was $846,000 which will be recognized in earnings as copper and aluminum are purchased.


Concentrations of Credit Risk
- -----------------------------

Financial instruments which potentially subject the company to concentrations of credit risk consist primarily of accounts receivable and cash investments. The company's customer base includes virtually every significant global automotive manufacturer and a large number of distributors and installers of automotive replacement parts. However, the company's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions help to mitigate any concentration of credit risk.
The company also has cash investment policies that limit the amount of credit exposure to any one financial institution and require placement of investments in financial institutions evaluated as highly credit worthy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


4.  FINANCIAL INSTRUMENTS  (continued)
    ---------------------

Fair Value of Financial Instruments
- -----------------------------------

The carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable, accounts payable and short-term borrowings approximate their fair values. The carrying amounts and estimated fair values of the company's long-term borrowings were $319.4 million and $340.0 million at December 31, 1994. The fair value of the long-term debt is estimated using discounted cash flow analysis and the company's current incremental borrowing rates for similar types of arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


5.  ACCOUNTS RECEIVABLE SECURITIZATION
    ----------------------------------

In June 1992 and March 1993, the company entered into agreements to sell, on a revolving basis, an undivided interest in a designated pool of accounts receivable. Accordingly, the company irrevocably and without recourse transferred all of its U.S. dollar denominated trade accounts receivable (approximately $214 million at December 31, 1994 and principally representing amounts owed to the company by original equipment and aftermarket customers in the U.S. automotive and related industries) and $5 million Canadian receivables to the Federal-Mogul Trade Receivables Master Trust. The Trust sold investor certificates representing an interest in $55 million and $40 million of trust assets in 1992 and 1993, respectively. The company holds seller certificates representing an interest in the remaining assets of the Trust, which certificates are included with accounts receivable in the company's balance sheet at December 31, 1994. The agreement expires in 1997.

The trust agreement requires the company to maintain its interest in the assets of the Trust at a certain calculated participation level (approximately 38% at December 31, 1994) which, if not met, requires the company to contribute cash or additional trade accounts receivable in order to satisfy such participation requirement. The company exceeded the required participation level by approximately $47 million and $29 million as of December 31, 1994 and 1993, respectively.

All losses, credits or other adjustments on receivables owned by the Trust are deductions from the assets represented by the seller certificates owned by the company. Accordingly, the owners of the investor certificates have no recourse to the company beyond the assets represented by the seller certificates. The company does not generally require collateral for its trade accounts receivable and maintains an allowance ($10.9 million and $14.5 million at December 31, 1994 and 1993, respectively) based upon the expected collectibility of all trade accounts receivable, including receivables sold.

Accounts receivable in the 1994 and 1993 consolidated balance sheet exclude $95 million, respectively, representing investory certificates sold. The discount related to the sale of receivables under this agreement of $6.2 million in 1994 and $5.3 million in 1993 have been classified as a reduction of other income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


6.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

Properties are stated at cost, which includes expenditures for additional facilities and those which materially extend the useful lives of existing buildings and equipment. Fully depreciated assets have been eliminated from the accounts.

Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.


At December 31, property, plant and equipment consisted of the following:


     Millions of Dollars)                 1994             1993
                                         --------         --------
     Land                                $  33.0          $  30.8
     Buildings                             181.8            162.3
     Machinery and equipment               441.8            423.4
                                          ------           ------
                                           656.6            616.5
     Accumulated depreciation             (219.3)          (216.7)
                                          ------           ------
                                         $ 437.3          $ 399.8
                                          ------           ------
                                          ------           ------

The company leases various facilities and equipment under both capital and operating leases. Net assets subject to capital leases are not significant at December 31, 1994.

The balance of a deferred gain resulting from the 1988 sale and leaseback of a portion of the corporate headquarters complex was $9.2 million at December 31, 1994. The deferred gain is being amortized over the term of the lease as a reduction of rent expense. Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are, in millions: 1995--$17.4; 1996--$15.3; 1997--$14.6;
1998--$13.0; 1999--$11.2 and thereafter--$58.7. Future minimum lease payments have been reduced by approximately $26 million and $7.2 million for amounts to be received under sublease agreements and amounts related to the pending sale of the Precision Forged Products Division discussed in Note 14, respectively.

Total rental expense under operating leases was $24.9 million in 1994, $21.1 million in 1993 and $17.7 million in 1992, exclusive of property taxes, insurance and other occupancy costs generally payable by the company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


7.  DEBT
    ----


Long-term debt at December 31 consists of the following:


     (Millions of Dollars)                        1994          1993
                                                --------      --------
     Revolver due 1998                           $ 55.0        $245.0
     Medium-term notes                             90.0             -
     Notes payable due 2000                        71.6          75.0
     ESOP obligation                               39.0          43.9
     European revolver                             29.4             -
     Other                                         62.6          30.7
                                                  -----         -----
                                                  347.6         394.6
     Less current maturities included
       in short-term debt                          28.2          12.1
                                                  -----         -----
                                                 $319.4        $382.5
                                                  -----         -----
                                                  -----         -----

In June of 1994 the company renegotiated its $300 million revolving credit agreement, resulting in a lower interest rate and fewer restrictive financial covenants. The variable interest rate was reduced from 87.5 to 50 basis points over LIBOR. Restrictive covenants regarding tangible net worth, the current ratio and dividends were eliminated. The revolving credit facility matures in June 1998. As of December 31, 1994 the company had $55 million borrowed against the facility at a rate of 5.7375%.

In July of 1994 the company increased its existing Universal Shelf from $102 million to $202 million. In August of 1994 the company announced a Medium-Term Note Program for $200 million. A total of $90 million in medium-tern notes were issued in 1994, $54 million for the acquisition of Varex and $36 million to convert outstanding short-term debt to long-term debt. Notes were issued in maturities ranging from 5 to 8 years. The average interest rate was approximately 8.4%.

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

The company established a European revolving credit facility for $50 million in September of 1994. The amount borrowed under the facility as of December 31, 1994 was $29.4 million at a variable interest rate (50 basis points over the corresponding country LIBOR). The European revolving credit agreement matures in September of 1997. The company has additional international lines of credit with several banks in the maximum amount of $64.2 million. At December 31, 1994 and 1993, borrowings under these lines of credit amounted to $39.0 million and $35.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


7.  DEBT  (continued)
    ----

In 1994 and 1993, the company exercised an option to prepay principal in the amount of $4.8 million and $4.5 million, respectively, on the original ESOP loan, which bears interest at 11.45% per annum. The prepayment is being refinanced with bank debt that carries a variable interest rate based on a tax-effected LIBOR plus 50 basis points (5.95% as of December 31, 1994).

Certain of the company's debt agreements contain restrictive covenants that, among other matters, require the company to maintain certain financial ratios and minimum levels of working capital and tangible net worth.

Aggregate maturities of long-term debt for each of the four years following 1995 are, in millions: 1996--$23; 1997--$68; 1998--$82; 1999--$50 and thereafter--$96.

Interest paid in 1994, 1993, and 1992 was $21.4 million, $26.9 million and $27.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


8.  CAPITAL STOCK AND PREFERRED SHARE PURCHASE RIGHTS
    -------------------------------------------------

The company's articles of incorporation authorize 60,000,000 shares of common stock, of which 34,987,810 shares, 29,497,994 shares and 22,391,154 shares were outstanding at December 31, 1994, 1993 and 1992, respectively. In February 1994, the company sold in a public offering 5,750,000 shares of its common stock which generated net proceeds of approximately $191 million. The proceeds were used to repay bank debt outstanding, including debt incurred for the acquisition of SPR. In April 1993, the company sold 6,250,000 shares of its common stock in a public offering with net proceeds of approximately $116 million that were used to repay a portion of the debt incurred with the 1992 acquisition of AAB. Simultaneously, the company issued 500,000 additional shares, valued at approximately $9.6 million, to contribute to the company's domestic pension plans.

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

The company's ESOP covers substantially all domestic salaried employees and allocates Series C ESOP convertible preferred stock to eligible employees based on their contributions to the Salaried Employees' Investment Program and their eligible compensation. The company had 926,136 shares, 944,016 shares and 954,196 shares of Series C ESOP preferred stock outstanding at December 31, 1994, 1993 and 1992, respectively. The company repurchased and retired 17,880 Series C ESOP preferred shares valued at $1.1 million during 1994 and 10,180 Series C ESOP preferred shares valued at $.7 million during 1993, all of which were forfeited by participants upon early withdrawal from the plan.

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

The charge to operations for the cost of the ESOP was $4.9 million in 1994, $4.9 million in 1993 and $4.7 million in 1992. The company made cash contributions to the plan of $9.2 million in 1994, 1993 and 1992 for debt service, including preferred stock dividends of $4.5 million in 1994, $4.5 million in 1993 and $4.8 million in 1992.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


8.  CAPITAL STOCK AND PREFERRED SHARE PURCHASE RIGHTS  (continued)
    -------------------------------------------------

In 1988, the company's Board of Directors authorized the distribution of one Preferred Share Purchase Right for each outstanding share of common stock of the company. Each Right entitles shareholders to buy one-half of one-hundredth of a share of a new series of preferred stock at a price of $70.

As distributed, the Preferred Share Purchase Rights trade together with the common stock of the company. They may be exercised or traded separately only after the earlier to occur of: (i) 10 days following a public announcement that a person or group of persons has obtained the right to acquire 10% or more of the outstanding common stock of the company (20% in the case of certain institutional investors), or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors) following the commencement or announcement of an intent to make a tender offer or exchange offer which would result in beneficial ownership by a person or group of persons of 10% or more of the company's outstanding common stock. Additionally, if the company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the Right's exercise price, shares of the acquiring company's common stock (or stock of the company if it is the surviving corporation) having a market value of twice the Right's exercise price.

The Preferred Share Purchase Rights may be redeemed at the option of the Board of Directors for $.005 per Right at any time before a person or group of persons acquires 10% or more of the company's common stock. The Board may amend the Rights at any time without shareholder approval. The Rights will expire by their terms on November 14, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


9.  INCENTIVE STOCK PLANS
    ---------------------

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

Under the plans, options become exercisable ranging from six months to four years as determined by the Board of Directors at the time of grant. At December 31, 1994, 633,909 shares were available for future grants under the plans.

The following table summarizes the activity relating to the company's incentive stock plans:

                                             Number of
                                              Shares          Share Price
                                           -------------    ---------------
                                           (In Millions)
Outstanding at January 1, 1992                  2.4         $ 9.47 - $26.19
     Options granted                             .1          16.44 -  22.00
     Options exercised                            -
     Options lapsed or cancelled                (.1)
                                                ---

Outstanding at December 31, 1992                2.4         $14.34 - $26.19
     Options granted                             .5          19.25 -  24.13
     Options exercised                          (.3)         14.34 -  22.69
     Options lapsed or cancelled                  -
                                                ---

Outstanding at December 31, 1993                2.6         $15.69 - $26.19
     Options granted                             .1          28.63 -  36.69
     Options exercised                          (.3)         15.69 -  26.19
     Options lapsed or cancelled                  -
                                                ---

Outstanding at December 31, 1994                2.4         $15.69 - $36.69
                                                ---
                                                ---

Exercisable at December 31, 1994                1.2         $15.69 - $26.19
                                                ---
                                                ---


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


10.  POSTEMPLOYMENT BENEFITS
     -----------------------

The company maintains several defined benefit pension plans which cover substantially all domestic employees and certain employees in other countries. Benefits for domestic salaried employees are based on compensation and years of service, while hourly employees' benefits are primarily based on negotiated rates and years of service. International plans maintained by the company provide benefits based on years of service and compensation.

The company's funding policy is consistent with funding requirements of federal and international laws and regulations. Plan assets consist primarily of listed equity securities and fixed income instruments.
As of December 31, 1994, plan assets included 309,000 shares of Federal-Mogul Corporation common stock valued at approximately
$6.2 million.

Net periodic pension cost for the company's defined benefit plans in 1994, 1993 and 1992 consist of the following:


(Millions of Dollars)
                                    U.S. Plans          International Plans
                              ----------------------   ----------------------
Year Ended December 31,        1994    1993    1992     1994    1993    1992
                              ------  ------  ------   ------  ------  ------
(Income)/Expense
Service cost - benefits
  earned during the period    $ 6.8   $ 6.8   $ 5.6    $  .3   $  .4   $  .3
Interest cost on projected
  benefit obligation           14.0    12.9    12.7      2.4     2.2     2.2
Actual return on plan assets   (3.7)  (29.8)   (5.7)       -       -       -
Net amortization and deferral (22.7)    7.3   (16.9)       -       -       -
Curtailment loss                1.1       -       -        -       -       -
                               ----    ----    ----     ----    ----    ----
Net periodic pension
  (income) cost               $(4.5)  $(2.8)  $(4.3)   $ 2.7   $ 2.6   $ 2.5
                               ----    ----    ----     ----    ----    ----
                               ----    ----    ----     ----    ----    ----


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


10.  POSTEMPLOYMENT BENEFITS  (continued)
     -----------------------

The following table sets forth the funded status for the company's defined benefit plans at December 31, 1994 and 1993:


(Millions of Dollars)
                                                             International
                                       U.S. Plans                Plans
                           -------------------------------   --------------
                           Assets Exceed      Accumulated     Accumulated
                            Accumulated        Benefits         Benefits
                             Benefits        Exceed Assets   Exceed Assets
December 31,                1994    1993     1994    1993     1994    1993
                           ------  ------   ------  ------   ------  ------
Actuarial present value of
  benefit obligations:
    Vested benefit
      obligation           $ 86.7  $ 79.0   $ 67.7  $ 82.8   $ 28.7  $ 26.7
                            -----   -----    -----   -----    -----   -----
                            -----   -----    -----   -----    -----   -----
    Accumulated benefit
      obligation           $ 92.6  $ 83.1   $ 78.8  $ 97.2   $ 30.0  $ 28.0
                            -----   -----    -----   -----    -----   -----
                            -----   -----    -----   -----    -----   -----
    Projected benefit
      obligation           $ 94.6  $ 84.0   $ 79.3  $ 97.4   $ 30.1  $ 28.1
Plan assets at fair value   155.5   151.1     63.0    78.7        -       -
Plan assets in excess of
  (less than) projected
  benefit obligation         60.9    67.1    (16.3)  (18.7)   (30.1)  (28.1)
Unrecognized net (asset)
  liability at transition   (12.4)  (15.2)      .9      .6        -       -
Unrecognized prior
  service cost                (.2)   (1.8)     8.8    10.5        -       -
Unrecognized net
  (gain) loss                (8.4)  (15.8)     3.9     9.2      1.4     2.6
                            -----   -----    -----   -----    -----   -----
Accrued pension asset
  (liability) included
    in the consolidated
      balance sheet        $ 39.9  $ 34.3   $ (2.7) $  1.6   $(28.7) $(25.5)
                            -----   -----    -----   -----    -----   -----
                            -----   -----    -----   -----    -----   -----


The assumptions used in computing the above information are as follows:

                                  U.S. Plans          International Plans
                            ----------------------   ----------------------
                             1994    1993    1992     1994    1993    1992
                            ------  ------  ------   ------  ------  ------
Discount rates              8 1/2%  7 1/2%  8 3/4%   8 1/2%      8%      9%
Rates of increase in
  compensation levels       5 1/2%  4 1/2%  5 1/2%   4 1/2%      5%      5%
Expected long-term rates
  of return on assets          10%     10%      9%      N/A     N/A     N/A


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


10.  POSTEMPLOYMENT BENEFITS  (continued)
     -----------------------

The company's minimum liability adjustment at December 31 was $13.1 million for U.S. plans and $1.4 million for international plans in 1994 and $20.2 million for U.S. plans and $2.5 million for international plans in 1993.

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

Periodic postretirement benefit costs were $11.8 million in 1994, $13.8 million in 1993 and $14.4 million in 1992. The components of net periodic postretirement benefit costs are as follows:


     (Millions of Dollars)

     Year Ended December 31,         1994         1993         1992
                                   --------     --------     --------
     Service Cost                   $ 2.8        $ 2.7        $ 2.7
     Interest Cost                    9.0         11.1         11.7
                                     ----         ----         ----
                                    $11.8        $13.8        $14.4
                                     ----         ----         ----
                                     ----         ----         ----


The following schedule reconciles the funded status of the company's postretirement benefit plans to the amounts recorded in the accompanying financial statements:



     (Millions of Dollars)

     December 31,                                  1994         1993
                                                 --------     --------
     Accumulated postretirement
       benefit obligations:
         Retirees                                 $ 80.4       $ 96.2
         Fully eligible plan participants           15.4         15.0
         Other active plan participants             31.5         39.5
                                                   -----        -----
                                                   127.3        150.7
     Unrecognized net gain/(loss)                   26.6          (.8)
                                                   -----        -----
     Accrued postretirement benefit liability     $153.9       $149.9
                                                   -----        -----
                                                   -----        -----


The discount rate used in determining the APBO was 8 1/2% at December 31, 1994 and 7 1/2% at December 31, 1993.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


10.  POSTEMPLOYMENT BENEFITS  (continued)
     -----------------------

At December 31, 1994, the assumed annual health care cost trend used in measuring the APBO approximated 8 1/2% in 1994, declining to 8% in 1995 and to an ultimate annual rate of 5 1/2% estimated to be achieved in 2008. At December 31, 1993 the assumed health care cost trend rate used in measuring the APBO approximated 9% in 1993, declining to 8 1/2% in 1994 to an annual rate of 5 1/2% to be achieved in 2007. Increasing the assumed cost trend rate by 1% each year would have increased the APBO by approximately 11% at December 31, 1994 and 1993, respectively. Aggregate service and interest costs would have increased by approximately
13%, 13% and 12% for 1994, 1993 and 1992, respectively.

In 1991, the company established a retiree health benefits account (as defined in Section 401 of the Internal Revenue Code) within its domestic salaried employees' pension plan. Annually through 1995, the company may elect to transfer excess pension plan assets (subject to defined limitations) to the 401(h) account for purposes of funding current salaried retiree health care costs. The company transferred excess pension plan assets of $4.0 million in 1994, $3.6 million in 1993 and $3.9 million in 1992 to the 401(h) account to fund salaried retiree health care benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


11.  INCOME TAXES
     ------------

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

The components of earnings (loss) from continuing operations before income taxes consisted of the following:



     (Millions of Dollars)              1994        1993        1992
                                      --------    --------    --------
     Domestic                          $100.1      $ 54.5      $  7.1
     International                        2.0         3.1         1.9
                                        -----       -----       -----
                                       $102.1      $ 57.6      $  9.0
                                        -----       -----       -----
                                        -----       -----       -----


Significant components of the provision for income taxes (tax benefit) attributable to continuing operations are as follows:

     (Millions of Dollars)              1994        1993        1992
                                      --------    --------    --------
     Current:
       Federal                         $ 18.4      $ 16.1      $  4.1
       State and local                    2.1         1.9         1.0
       International                      5.2         6.5         5.0
                                        -----       -----       -----
         Total current                   25.7        24.5        10.1

     Deferred:
       Federal                           18.5         5.2        (2.7)
       State and local                    1.0          .1         (.2)
       International                     (6.4)      (12.3)       (2.6)
                                        -----       -----       -----
         Total deferred                  13.1        (7.0)       (5.5)
                                        -----       -----       -----
                                       $ 38.8      $ 17.5      $  4.6
                                        -----       -----       -----
                                        -----       -----       -----

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


11.  INCOME TAXES  (continued)
     ------------

The reconciliation of income tax attributable to continuing operations computed at the United States federal statutory tax rates to income tax expense is:


     (Millions of Dollars)              1994        1993        1992
                                      --------    --------    --------
     Tax at U.S. statutory rates       $ 35.7      $ 20.1      $  3.0
     Increase (decrease) from:
       State income taxes                 2.4         1.3          .6
       International earnings subject
         to varying tax rates
           and tax effect of losses       2.2         (.2)        1.3
       Tax effect on sale of business       -        (1.8)          -
       Tax effect of rate changes
         U.S.                               -        (1.4)          -
         Germany                            -        (2.9)          -
       Other differences                 (1.5)        2.4         (.3)
                                        -----       -----       -----
                                       $ 38.8      $ 17.5      $  4.6
                                        -----       -----       -----
                                        -----       -----       -----

In 1993 the company was subject to statutory rate changes both in the United States and in Germany. Income tax expense was decreased by $1.4 million and $2.9 million as a result of applying the newly enacted tax rates to the deferred tax balances as of the beginning of the period in the United States and Germany, respectively. However, the effect of the change in tax rates on the 1993 income was to increase the United States and Germany income tax expense by $.6 million and $1 million, respectively. As a result, net tax benefits of $.8 million and $1.9 million have been recognized, respectively.

The following table summarizes the company's total provision for income taxes:


     (Millions of Dollars)              1994        1993        1992
                                      --------    --------    --------
     Continuing operations             $ 38.8      $ 17.5      $  4.6
     Cumulative effect of
       accounting change                    -           -       (47.6)
     Allocated to equity:
       Currency translation               3.6        (3.0)       (2.5)
       Preferred dividends               (1.6)       (1.6)       (1.7)
       Other                               .6           -         (.7)
                                        -----       -----       -----
                                       $ 41.4      $ 12.9      $(47.9)
                                        -----       -----       -----
                                        -----       -----       -----

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


11.  INCOME TAXES  (continued)
     ------------

Significant components of the company's deferred tax liabilities and assets as of December 31 are as follows:

     (Millions of Dollars)                1994        1993        1992
                                        --------    --------    --------
     Deferred tax liabilities:
       Fixed asset basis differences     $(66.3)     $(60.0)     $(67.9)
       Pension                            (13.3)      (12.5)       (9.4)
       Restructuring costs                (14.6)          -           -
                                          -----       -----       -----
         Total deferred tax liabilities   (94.2)      (72.5)      (77.3)
     Deferred tax assets:
       Postretirement benefits other
         than pensions                     56.9        55.3        51.6
       Special charges                        -          .2        11.9
       Other temporary differences         27.7        29.3        14.3
       AMT credit carryforwards               -           -         5.6
       Foreign tax credit carryforwards       -         2.4         7.9
       Net operating loss carryforwards
         of international subsidiaries     46.2        37.6        28.0
       Other, net                            .7         2.6         4.3
                                          -----       -----       -----
         Total deferred tax assets        131.5       127.4       123.6
       Valuation allowance for
         deferred tax assets              (20.9)      (21.0)      (24.3)
                                          -----       -----       -----
         Net deferred tax assets          110.6       106.4        99.3
                                          -----       -----       -----
                                         $ 16.4      $ 33.9      $ 22.0
                                          -----       -----       -----
                                          -----       -----       -----

Deferred tax liabilities and assets are recorded in the consolidated balance sheets as follows:

     (Millions of Dollars)                          1994       1993
                                                  --------   --------
     Assets:
       Prepaid expenses and income tax benefits    $ 12.4     $ 19.4
       Business investments and other assets         13.3       27.5
     Liabilities:
       Other accrued liabilities                     (9.3)     (13.0)
                                                    -----      -----
                                                   $ 16.4     $ 33.9
                                                    -----      -----
                                                    -----      -----


Income taxes paid in 1994, 1993 and 1992 were $20.0 million, $16.3 million and $10.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


11.  INCOME TAXES  (continued)
     ------------

Undistributed earnings of the company's international subsidiaries amounted to approximately $78 million at December 31, 1994. No taxes have been provided on approximately $71 million of these earnings which are considered by the company to be permanently reinvested. Upon distribution of these earnings, the company would be subject to U.S. income taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability on the distribution of these earnings is not practicable. However, the company believes the foreign withholding taxes would be insignificant and any United States income tax would be largely offset by foreign tax credits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


12.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA
     --------------------------------------------------

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

Financial information, summarized by geographic area, is as follows:


     (Millions of Dollars)                1994        1993        1992
                                        --------    --------    --------
     Net sales:
       United States and Canada         $1,306.5    $1,092.3    $  817.5
       Europe                              285.3       270.4       268.3
       Other international                 304.1       212.8       178.2
                                         -------     -------     -------
                                        $1,895.9    $1,575.5    $1,264.0
                                         -------     -------     -------
                                         -------     -------     -------

     Operating profit:
       United States and Canada         $  135.6    $   91.0    $   30.8
       Europe                               (3.4)       (2.3)        (.9)
       Other international                  27.1        20.0        22.1
                                         -------     -------     -------
         Total operating profit <F1>       159.3       108.7        52.0
       Corporate expenses and other        (26.6)      (24.3)      (22.4)
                                         -------     -------     -------
         Operating earnings             $  132.7    $   84.4    $   29.6
                                         -------     -------     -------
                                         -------     -------     -------

     Identifiable assets:
       United States and Canada         $  872.4    $  807.3    $  619.2
       Europe                              267.4       243.2       290.1
       Other international                 356.3       250.9       201.3
                                         -------     -------     -------
                                        $1,496.1    $1,301.4    $1,110.6
                                         -------     -------     -------
                                         -------     -------     -------

<F1>  Operating profit includes a special charge of $14 million in 1992.


Transfers between geographic areas are not significant, and when made, are recorded at prices comparable to normal unaffiliated customer sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


13.  LITIGATION
     ----------

The company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


14.  SUBSEQUENT EVENTS
     -----------------

In February 1995, the company announced an agreement to sell its Precision Forged Products Division in a transaction valued at approximately $47 million.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
- ---------------------------------------------------


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




(Dennis J. Gormley)
Dennis J. Gormley
Chairman and Chief Executive Officer




(Martin E. Welch III)
Martin E. Welch III
Senior Vice President
Chief Financial Officer




(James B. Carano)
James B. Carano
Vice President and Controller

REPORT OF INDEPENDENT AUDITORS
- ------------------------------


Shareholders and Board of Directors
Federal-Mogul Corporation


We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1992 the company changed its method of accounting for postretirement benefits other than pensions.


                                      (Ernst & Young, LLP)
                                      ERNST & YOUNG, LLP



Detroit, Michigan
February 7, 1995


QUARTERLY FINANCIAL DATA (UNAUDITED)
- ------------------------------------

FEDERAL-MOGUL CORPORATION
- -------------------------


                                        Net Sales                         Fully
                                        Less Cost                        Diluted
(Millions of Dollars,          Net     of Products  Operating    Net     Earnings
 Except Per Share Amounts)    Sales       Sold       Margin    Earnings  Per Share
                             --------  -----------  ---------  --------  ---------

Year ended December 31, 1994:
  First quarter              $  460.3    $ 96.7      $ 32.0     $15.0     $ .37
  Second quarter                474.8     104.9        40.0      20.4       .47
  Third quarter                 445.3      95.6        29.6      16.1       .37
  Fourth quarter                515.5     112.3        31.1      11.8       .27
                              -------     -----       -----      ----      ----
                             $1,895.9    $409.5      $132.7     $63.3     $1.46
                              -------     -----       -----      ----      ----
                              -------     -----       -----      ----      ----
Year ended December 31, 1993:
  First quarter              $  410.5    $ 79.0      $ 21.8     $  7.5    $ .23
  Second quarter                401.8      78.8        22.2       15.3      .43 <F1>
  Third quarter                 370.0      74.5        19.1       10.0      .26
  Fourth quarter                393.2      79.4        21.3        7.3      .17 <F2>
                              -------     -----       -----      -----    -----
                             $1,575.5    $311.7      $ 84.4     $ 40.1   $ 1.13
                              -------     -----       -----      -----    -----
                              -------     -----       -----      -----    -----

<F1>  Includes a gain of $.14 per share related to the sale of Westwind Air
      Bearings Ltd.
<F2>  Includes special charges net of gains from asset sales of $.07.



STOCK PRICES                                   DIVIDENDS
- ------------                                   ---------


High and low prices for the company's common   Quarterly dividends of $.12 per
stock for each quarter in the past two years   common share were declared for
were as follows:                               1994 and 1993.  In February
                                               1995, the company's Board of
               1994             1993           Directors declared a quarterly
         ----------------  ----------------    dividend of $.12 per common
                                               share.  This was the 236th
Quarter   High      Low     High     Low       consecutive quarterly dividend
- -------  -------  -------  -------  -------    declared by the company.
First    $37 5/8  $28      $20 1/2  $16 1/4
Second    32 3/8   24 5/8   22       17 5/8
Third     32 3/4   22       26 1/4   19 7/8
Fourth    23 3/4   18 3/4   29 7/8   23 1/4


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                         PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from pages 1 through 4 and the first paragraph at the top of page 5 of the Company's definitive proxy statement dated March 15, 1995 relating to its 1995 annual meeting of shareholders (the "1995 Proxy") under the heading "Nominees for Election as Directors" and the section on page 14 of the 1995 Proxy under the heading "Compliance With Section 16(a) of the Exchange Act", except that certain information required by Item 10 with respect to executive officers is included under Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the 1995 Proxy under the headings "Information on Executive Compensation" on pages 6 to 7, excluding the Compensation Committee Report, and under the headings "Retirement Plans" on page 11 and "Nominees for Election as Directors" on page 4, and the first paragraph on page 5 of the 1995 Proxy.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item is incorporated by reference from pages 11 through 14 of the 1995 Proxy under the heading "Information on Securities".


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from page 5 of the Proxy under the heading "Certain Transactions.

                         PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)     The following documents are filed as part of this report:

     1.     Financial Statements:

            Financial statements filed as part of this Form 10-K are listed under Part II, Item 8 of this Form 10-K.

     2.     Financial Statement Schedules:

            Schedule II - Valuation and qualifying accounts

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


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
- -----------------------------------------------
FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
- ------------------------------------------
(In Millions)




         COLUMN A              COLUMN B           COLUMN C            COLUMN D    COLUMN E
- -----------------------------  ---------  ------------------------  ------------  ---------
                                                  Additions
                                          ------------------------
                                Balance                 Charged to
                                  at        Charged       Other                    Balance
                               Beginning    to Costs    Accounts -  Deductions -   at End
        Description            of Period  and Expenses   Describe     Describe    of Period
- -----------------------------  ---------  ------------  ----------  ------------  ---------

Year Ended December 31, 1994:
- ----------------------------
Valuation allowance
  for trade receivable           $15.5        $ 2.0      $ 3.2 <F2>    $6.6 <F1>     $14.1
Valuation allowance
  for notes receivable              .7            -          -            -            .7
Reserve for
  inventory valuation             28.9            -        6.3 <F2>     3.4 <F6>     25.7
                                                                        6.1 <F7>
Valuation allowance
  for deferred tax assets         21.0            -          -          (.1)<F8>     20.9

Year Ended December 31, 1993:
- ----------------------------
Valuation allowance
  for trade receivable             8.6          1.5        5.7 <F2>      .3 <F1>     15.5
Valuation allowance for
  notes receivable                 1.0            -          -           .3 <F3>       .7
Reserve for
  inventory valuation             23.1           .6        9.9 <F2>     1.3 <F5>     28.9
                                                                        3.4 <F6>
Valuation allowance
  for deferred tax assets         24.3            -          -          3.3 <F8>     21.0

Year Ended December 31, 1992:
- ----------------------------
Valuation allowance
  for trade receivable             6.2          1.2        1.8 <F2>      .6 <F1>      8.6
Valuation allowance
  for notes receivable             1.1            -          -           .1 <F3>      1.0
Reserve for
  inventory valuation             30.0          3.4        6.1 <F2>     7.3 <F4>     23.1
                                                                        9.1 <F5>
Valuation allowance
  for deferred tax assets         21.2          3.1          -            -          24.3


<F1>  Uncollectible accounts charged off net of recoveries.
<F2>  Increase to reserve due to acquisition of automotive aftermarket businesses.
<F3>  Decrease to reserve due to change in market value of note.
<F4>  Reduction in restructuring reserve for inventory disposed of during the year.
<F5>  Reduction of Glyco inventory reserves to current requirements.
<F6>  Reduction of automotive aftermarket businesses' reserves to current requirements.
<F7>  Reduction in inventory reserves for inventory disposed of during the year.
<F8>  Decrease due to utilization of excess foreign tax credit carryforwards.


     3.     Exhibits:
            --------

     3.1 The Company's Second Restated Articles of Incorporation, as amended, (filed as Exhibit 3.1 to the Company's Registrant's Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference).

     3.2 The Company's Bylaws, as amended, (filed as Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1993 ("1993 10-K"), and incorporated herein by reference).

     4.2 Rights Agreement ("Rights Agreement") between the Company and National Bank of Detroit, as Rights Agent, with Bank of New York, as successor Rights Agent, (filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated November 7, 1988, and incorporated herein by reference).

     4.3    Amendments dated July 25, 1990 to Rights Agreement (filed as
            Exhibit 4.5 to the Company's Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).

     4.4 Amendment dated September 23, 1992 to Rights Agreement (filed as Exhibit 4.4 to the Company's 1993 10-K, and incorporated herein by reference).

     4.5 Reference is made to Exhibit 3.1 hereto which contains provisions defining the rights of securities holders of the long-term debt securities of the Company and any of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed. Other instruments defining the rights of holders of long-term debt of the Company and its subsidiaries have not been filed because in each case the total amount of long-term debt permitted thereunder does not exceed 10% of the Company's consolidated assets and the Company hereby agrees to furnish such instruments to the Securities and Exchange Commission upon its request.

     4.6 Revolving Credit and Competitive Advance Facility Agreement dated as of June 30, 1994 among the Company, various banks, and Chemical Bank, as agent, (filed as Exhibit 4.11 to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-3,
            No. 33-54717 dated August 3, 1994, and incorporated herein by reference).

     10.1 The Company's 1976 Stock Option Plan, as last amended November 3, 1988 (filed as Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 1988 ("1988 10-K"), and incorporated herein by reference).

     10.2 The Company's 1984 Stock Option Plan as last amended, (filed as Exhibit 10.26 to the Company's 1988 10-K and incorporated herein by reference).

     10.3 The Company's 1977 Supplemental Compensation Plan, as amended and restated effective as of January 1, 1994 (filed as Exhibit
            10.27 to the Company's Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference).

     10.4 The Company's Supplemental Compensation Retirement Trust Agreement (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1988, and incorporated herein by reference).

     10.6 Form of Executive Severance Agreement between the Company and certain executive officers (filed as Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1990, ("1990 10-K"), and incorporated herein by reference).

     10.7 Amended and Restated Deferred Compensation Plan for Corporate Directors (filed as Exhibit 10.7 to the 1990 10-K, and incorporated herein by reference).

     10.10  Supplemental Executive Retirement Plan, as amended, (filed as
            Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1992 ("1992 10-K"), and incorporated herein by reference).

     10.11 Description of Umbrella Excess Liability Insurance for the Executive Council (filed as Exhibit 10.11 to the 1990 10-K, and incorporated herein by reference).

     10.12 Guaranty and Contingent Purchase Agreement of Federal-Mogul Corporation dated February 15, 1989, between the Company and Aetna Life Insurance Company ("Guaranty and Contingent Purchase Agreement"), (filed as Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 1988 ("1988 10-K"), and incorporated herein by reference).

     10.13  Note Agreement dated February 15, 1989, between the
            Federal-Mogul Corporation Salaried Employees Stock Ownership Trust and Aetna Life Insurance Company (filed as Exhibit 10.29 to the 1988 10-K, and incorporated herein by reference).

     10.14 Federal-Mogul Corporation 1989 Performance Incentive Stock Plan, as amended, (filed as Exhibit 10.29 to the Company's 1988 10-K, and incorporated herein by reference).

     10.15 Supply Agreement dated as of October 19, 1992 between the Company and TRW Inc. (filed as Exhibit 10.15 to the Company's 1992 10-K, and incorporated herein by reference).

     10.16 Federal-Mogul Corporation Note Agreement dated December 1, 1990 ("12/1/90 Note Agreement") between the Company and various financial institutions listed therein (filed as Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

     10.17 First Amendment dated as of March 9, 1992 to Note Agreement dated February 15, 1989, between the Federal-Mogul Corporation Salaried Employees Stock Ownership Trust and Aetna Life Insurance Company (filed as Exhibit 10.19 to the Company's Form 10-Q for the quarter ended March 31, 1993, and incorporated herein by reference).

     10.18 First Amendment dated as of March 9, 1992 to Guaranty and Contingent Purchase Agreement (filed as Exhibit 10.20 to the Company's Form 10-Q for the quarter ended March 31, 1993, and incorporated herein by reference).

     10.19 Pooling and Servicing Agreement dated as of June 1, 1992 ("Pooling and Servicing Agreement") among Federal-Mogul Funding Corporation, as Seller, Federal-Mogul Corporation, as Servicer, and Chemical Bank, as Trustee, (filed as Exhibit
            10.21 to the Company's Form 10-Q for the quarter ended March 31, 1993, and incorporated herein by reference).

     10.20 Series 1992-1 Supplement dated as of June 1, 1992 to the Pooling and Servicing Agreement (filed as Exhibit 10.22 to the Company's Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

     10.21 Receivables Purchase Agreement dated as of June 1, 1992 between the Company and Federal-Mogul Funding Corporation (filed as
            Exhibit 10.23 to the Company's 1992 10-K, and incorporated herein by reference).

     10.22 Second Amendment dated as of October 19, 1992 to Guaranty and Contingent Purchase Agreement (filed as Exhibit 10.24 to the Company's 1992 10-K, and incorporated herein by reference).

     10.23 First Amendment dated as of December 11, 1992, to 12/1/90 Note Agreement (filed as Exhibit 10.27 to the Company's 1992 10-K, and incorporated herein by reference).

     10.24 Series 1993-1 Supplement dated as of March 1, 1993 to the Pooling and Servicing Agreement dated June 1, 1992, among the Company, Federal-Mogul Funding Corporation, as Seller, Federal-Mogul Corporation, as Servicer, and Chemical Bank, as Trustee, (filed as Exhibit 10.29 to the Company's Form
            10-Q for the quarter ended March 31, 1993, and incorporated herein by reference).

     10.25  Amendment to Rights Agreement between Federal-Mogul
            Corporation and the Bank of New York (filed as Exhibit 10.30 to the Company's Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

     10.26  Federal-Mogul Corporation Executive Loan Program (filed as
            Exhibit 10.26 to the Company's Report on Form 10-Q for the first quarter of 1994, and incorporated herein by reference).

     10.27 Federal-Mogul Corporation Non-Employee Director Stock Plan (filed as Exhibit 4 to the Company's Registration Statement on Form S-8, No. 33-54301 dated June 24, 1994, and incorporated herein by reference).

     10.28 Federal-Mogul Corporation Investment Program Company Match Reinstatement Plan (filed with this Report).

     11.1 Statement Re: Computation of Per Share earnings (filed with this Report).

     21.1   Subsidiaries of the Registrant (filed with this Report).

     23.1   Consent of Ernst & Young, LLP (filed with this Report).

     24.1   Powers of Attorney (filed with this Report).


The Company will furnish upon request any exhibit described above upon payment of the Company's reasonable expenses for furnishing such exhibit.


(b)  Reports on Form 8-K:

No reports on Form 8-K were filed by the Company for the quarter ended December 31, 1994.

                         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

               FEDERAL-MOGUL CORPORATION

                    (Martin E. Welch III)
                    -------------------------
               By:  Martin E. Welch III
                    Senior Vice President and
                    Chief Financial Officer

Dated as of March 17, 1995


Pursuant to the required of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date(s) indicated.

     Signature                   Title
     ---------                   -----


(D.J. Gormley)
- -----------------------       Chairman of the Board, President and
D. J. Gormley                   Chief Executive Officer


(M. E. Welch III)
- -----------------------       Senior Vice President and Chief Financial
M. E. Welch III                 Officer (Principal Financial Officer)


(J. B. Carano)
- -----------------------       Vice President and Controller
J. B. Carano                    (Principal Accounting Officer)


       *
- -----------------------       Director
Roderick M. Hills


       *
- -----------------------       Director
John J. Fannon

       *
- -----------------------       Director
Antonio Madero


       *
- -----------------------       Director
Walter J. McCarthy, Jr.


       *
- -----------------------       Director
Robert S. Miller, Jr.


       *
- -----------------------       Director
John C. Pope


       *
- -----------------------       Director
Dr. Hugo Michael Sekyra



    (Stephanie G. Heim)
    -------------------
By: Stephanie G. Heim*
    Attorney-in-fact

Dated as of March 17, 1995