Form 10-Q
period 1995-03-31
FEDERAL MOGUL CORP
filed 1995-05-15
CIK 34879

                                               UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC  20549


                                       FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                          OF THE SECURITIES EXCHANGE ACT OF 1934



For the Period Ended                 March 31, 1995
                      ----------------------------------------------------


Commission File Number                   1-1511
                        --------------------------------------------------


                          FEDERAL-MOGUL CORPORATION
- --------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        Michigan                                           38-0533580
- -------------------------------                 --------------------------
(State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
incorporation or organization)


             26555 Northwestern Highway, Southfield, Michigan  48034
- --------------------------------------------------------------------------
              (Address of principal executive offices)      (Zip Code)


                               (810) 354-7700
- ---------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


                                Not Applicable
- --------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                         if changed since last report)


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


            Common Stock - 34,988,359 shares as of May 2, 1995


PART I - FINANCIAL INFORMATION
- ------------------------------


Item 1.  Financial Statements


FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)


                                                        Three Months Ended
                                                              March 31,
                                                       --------------------
                                                         1995        1994
                                                       --------    --------
                                                       (Millions of Dollars,
                                                     Except Per Share Amounts)

Net sales                                              $  524.3    $  460.3
Cost of products sold                                     410.6       363.6
Selling, distribution and administrative expenses          78.7        64.7
                                                        -------     -------

   Operating earnings                                      35.0        32.0

Other income (expense):
   Amortization of intangible assets                       (2.9)       (2.2)
   Interest expense                                        (8.4)       (5.2)
   Interest income                                           .8         1.7
   International currency exchange losses                  (1.7)       (2.7)
   Other, net                                                 -          .6
                                                        -------     -------

      Earnings Before Income Taxes                         22.8        24.2

   Income taxes                                             8.6         9.2
                                                        -------     -------

      Net Earnings                                         14.2        15.0

   Preferred stock dividends, net of tax benefits           2.2         2.3
                                                        -------     -------

      Net Earnings Available for Common Shares         $   12.0    $   12.7
                                                        -------     -------
                                                        -------     -------

Earnings Per Common Share

   Primary                                             $    .34    $    .39
                                                        -------     -------
                                                        -------     -------

   Fully Diluted                                       $    .33    $    .36
                                                        -------     -------
                                                        -------     -------


See accompanying notes.

/TABLE



FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)



                                                     March 31,     December 31,
                                                       1995            1994
                                                   ------------    ------------
                                                      (Millions of Dollars)

Assets
Current Assets:
   Cash and equivalents                              $   24.5        $   25.0
   Accounts receivable                                  342.5           269.5
   Inventories                                          399.1           372.1
   Prepaid expenses and income tax benefits              47.1            37.6
                                                      -------         -------
      Total Current Assets                              813.2           704.2

Property, Plant and Equipment                           462.7           437.3
Goodwill                                                173.5           172.9
Other Intangible Assets                                  71.1            71.2
Business Investments and Other Assets                   111.2           110.5
                                                      -------         -------

      Total Assets                                   $1,631.7        $1,496.1
                                                      -------         -------
                                                      -------         -------


Liabilities and Shareholders' Equity

Current Liabilities:
   Short-term debt                                   $   96.8        $   74.0
   Accounts payable                                     155.5           136.6
   Accrued compensation                                  38.5            33.3
   Other accrued liabilities                            101.3            92.0
                                                      -------         -------
      Total Current Liabilities                         392.1           335.9

Long-Term Debt                                          377.5           319.4
Postemployment Benefits                                 205.2           199.8
Other Accrued Liabilities                                44.5            43.8
                                                      -------         -------
      Total Liabilities                               1,019.3           898.9

Shareholders' Equity:
   Series D preferred stock                              76.6            76.6
   Series C ESOP preferred stock                         59.0            59.1
   Unearned ESOP compensation                           (39.0)          (39.8)
   Common stock                                         174.2           174.9
   Additional paid-in capital                           278.0           277.8
   Retained earnings                                     89.3            82.0
   Currency translation and other                       (25.7)          (33.4)
                                                      -------         -------
      Total Shareholders' Equity                        612.4           597.2
                                                      -------         -------

      Total Liabilities and Shareholders' Equity     $1,631.7        $1,496.1
                                                      -------         -------
                                                      -------         -------


See accompanying notes.

/TABLE



FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1995           1994
                                                        --------       --------
                                                         (Millions of Dollars)

Cash Provided From (Used By) Operating Activities
   Net earnings                                          $ 14.2        $ 15.0
   Adjustments to reconcile net earnings
      to net cash provided from operating activities
         Depreciation and amortization                     15.5          14.1
         Deferred income taxes                               .9          (2.4)
         Postemployment benefits other than pensions        1.0           1.7
         Increase in accounts receivable                  (71.1)        (54.8)
         (Increase) decrease in inventories,
            prepaid expenses and other                    (36.1)          2.5
         Increase in other current liabilities             35.6          23.7
         Payments against restructuring reserves           (1.1)         (2.7)
                                                          -----         -----
      Net Cash Used By Operating Activities               (41.1)         (2.9)

Cash Provided From (Used By) Investing Activities
   Expenditures for property, plant and equipment         (19.6)        (13.5)
   Payments for rationalization of acquired businesses     (3.7)         (7.6)
   Other                                                      -           3.8
                                                          -----         -----
      Net Cash Used By Investing Activities               (23.3)        (17.3)


Cash Provided From (Used By) Financing Activities
   Proceeds from issuance of common stock                     -          196.3
   Expenditures for purchase of common stock               (9.0)             -
   Net increase (decrease) in debt                         77.4         (179.3)
   Dividends                                               (5.7)          (5.8)
   Other                                                    1.2            (.2)
                                                          -----          -----
      Net Cash Provided From Financing Activities          63.9           11.0
                                                          -----          -----

      Decrease in Cash and Equivalents                      (.5)          (9.2)

Cash and Equivalents at Beginning of Period                25.0           33.8
                                                          -----          -----

      Cash and Equivalents at End of Period              $ 24.5         $ 24.6
                                                          -----          -----
                                                          -----          -----


See accompanying notes.

/TABLE

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 1995


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Certain items in the prior period financial statements have been reclassified to conform with the presentation used in 1995.


2.  EARNINGS PER COMMON SHARE

The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earnings per share additionally assumes the conversion of outstanding Series C ESOP and Series D preferred stock and the contingent issuance of common stock to satisfy the Series C ESOP preferred stock redemption price guarantee. The number of contingent shares used in the fully diluted calculation is based on the common stock market price on March 31, 1995, and the number of preferred shares held by the Employee Stock Ownership Plan (ESOP) that were allocated to participants' accounts as of March 31 of each of the respective years.

The primary weighted average number of common and equivalent shares outstanding (in thousands) was 34,918 for the three-month period ended March 31, 1995, and 32,977 for the three-month period ended March 31, 1994. The fully diluted weighted average number of common and equivalent shares outstanding (in thousands) was 41,898 for the three-month period ended March 31, 1995 and 39,883 for the three-month period ended March 31, 1994, respectively.

Net earnings used in the computations of primary earnings per share are reduced by preferred stock dividend requirements. Net earnings used in the computation of fully diluted earnings per share are reduced by amounts representing the additional after-tax contribution that would be necessary to meet ESOP debt service requirements under an assumed conversion of the Series C ESOP preferred stock.

3.  SUBSEQUENT EVENTS

On April 18, 1995, the Company signed an agreement to acquire Bertolotti S.r.I., a distributor of premium brand European auto and truck parts throughout Italy. The sale is expected to close during the 1995 second quarter, subject to approval by the Italian government and various other conditions. Bertolotti, with 1994 sales of approximately $53 million, operates one central warehouse in Milan and 16 wholesale branches throughout Italy. Its 235 employees and independent sales agents service approximately 5,000 customers.

On April 27, 1995, the Company completed the previously announced sale of the operations and substantially all of the operating assets of its Precision Forged Products Division to Borg-Warner Automotive, Inc. in a transaction valued at approximately $45 million. The Company received approximately
$30 million in cash at closing and retained the division's customer receivables, which will be converted to cash over the next 30 to 45 days. Additionally, Borg-Warner assumed certain operating liabilities. The proceeds from the sale will be used to fund the purchase of Bertolotti and pay down debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1994

First quarter 1995 sales increased by 13.9 percent to $524.3 from $460.3 million in the same 1994 quarter. Almost 50 percent of the increase is in the replacement market. The international replacement sales increased $38.2 million over the 1994 first quarter largely attributable to the acquisition of Varex Corporation in South Africa. Excluding Varex, the international sales increased approximately 9 percent. North American replacement sales decreased 3 percent due to overall sluggishness in the market and particular softness in the Mexican border area. The economic crisis in Mexico caused by the devaluation of the peso is severely limiting consumer spending both in Mexico and in the border areas of the United States. Worldwide sales of original equipment products were up nearly 19 percent over the 1994 first quarter. North American sales increased more than 9 percent, reflecting a stronger North American auto and light truck build and increased penetration of the Company's sealing products. European original equipment sales advanced 50 percent as a result of increased auto builds and favorable currency translation.

The Company's operating earnings increased $3.0 million to $35.0 million when compared to the first quarter of 1994. The operating margin decreased slightly from the 1994 first quarter to 6.7 percent. The Company attributes this decrease to a change in sales mix as the 1995 first quarter had a larger mix of lower margin original equipment sales.

Pretax earnings decreased to $22.8 million for the 1995 first quarter compared to $24.2 million for the same 1994 quarter. The decrease in earnings is attributable to additional interest expense due to rising interest rates and higher levels of debt. In addition, amortization increased $.7 million primarily as a result of the acquisition of Varex. Net earnings decreased to $14.2 million or $.33 per common share on a fully diluted basis in the 1995 first quarter compared to earnings of $15.0 million or $.36 per common share for the first quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was impacted by an increase of $71.1 million in accounts receivable during the first quarter of 1995 compared to an increase of $54.8 million in 1994. This increase is attributable to higher sales in 1995. Working capital was also affected by an increase in inventory in the first quarter of 1995 that did not occur in the first quarter of 1994. The 1995 increase in inventory was intended to increase product availability in anticipation of increased sales in the second quarter. The Company expects that available cash and existing short-term lines of credit will be sufficient to meet its normal operating requirements.

Net cash used for investing activities consists primarily of capital expenditures for property, plant and equipment to implement process
improvements and new product introductions.   In both years, the Company
incurred payments for the rationalization of acquired businesses. These payments will decrease in the future as the integrations are completed.

Net cash provided from financing activities reflects an increase in both long and short-term debt. These borrowings were used to repurchase common stock and fund capital expenditures and other net cash requirements. In February 1994, the Company issued 5.75 million shares of common stock in a public offering which generated net proceeds of $191 million. The proceeds were used to repay outstanding debt resulting from the acquisition of the Sealed Power Replacement business in October 1993.

PART II - OTHER INFORMATION
- ---------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

               3.2 The Company's Bylaws, as amended (filed herewith and incorporated herein by reference).

              10.6 Amended Federal-Mogul Corporation Executive Severance Agreement (filed herewith and incorporated herein by reference).

              11.1 Statement Re Computation of Per Share Earnings for the three months ended March 31, 1995 (filed herewith and incorporated herein by reference).

              The Company will furnish upon request any exhibit described above upon payment of the Company's reasonable expenses for furnishing such exhibit.

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed by the Company during the three months ended March 31, 1995.




                                  SIGNATURE




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          FEDERAL-MOGUL CORPORATION



                        By:      (Michael J. Viola)
                            ------------------------------
                                  Michael J. Viola
                            Vice President and Controller,
                               Chief Accounting Officer




Dated:  May 15, 1995