Form 10-Q
period 1995-06-30
FEDERAL MOGUL CORP
filed 1995-08-10
CIK 34879

                                    UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC  20549


                                       FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                          OF THE SECURITIES EXCHANGE ACT OF 1934


For the Period Ended                 June 30, 1995

----------------------------------------------------

Commission File Number                   1-1511

--------------------------------------------------

                          FEDERAL-MOGUL CORPORATION
-----------------------------------------------------------------
---------
             (Exact name of Registrant as specified in its charter)

        Michigan
38-0533580
-------------------------------
--------------------------
(State or other jurisdiction of                 (I.R.S. Employer
I.D. No.)
incorporation or organization)


             26555 Northwestern Highway, Southfield, Michigan
48034
-----------------------------------------------------------------
---------
              (Address of principal executive offices)      (Zip
Code)

                               (810) 354-7700
-----------------------------------------------------------------
----------
            (Registrant's telephone number, including area code)

                                Not Applicable
-----------------------------------------------------------------
---------
            (Former name, former address and former fiscal year,
                         if changed since last report)

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

            Common Stock, 34,993,359 shares as of August 8, 1995


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)


                                  Three Months Ended          Six
Months Ended
                                       June 30
June 30
                                 --------------------
------------------
                                   1995        1994            1995
    1994
                                 --------    --------
--------  --------
                                 (Millions of Dollars, Except Per
Share Amounts)

Net sales                          $  506.3    $  474.8
$1,030.6  $  935.1
Cost of products sold                 392.6       369.9
803.2     733.6
Selling, distribution
  and administrative expenses          80.7        64.9
159.4     129.6
                                    -------     -------
-------   -------

   Operating earnings                  33.0        40.0
68.0      71.9

Other income (expense):
   Amortization of intangible assets   (3.0)       (2.3)
(5.9)     (4.5)
   Interest expense                    (8.2)       (4.2)
(16.6)     (9.3)
   Interest income                      1.1         2.1
1.9       3.8
   International currency
      exchange gains (losses)            .1        (2.7)
(1.6)     (5.4)
   Other, net                           (.3)          -
(.3)       .6
                                    -------     -------
-------   -------

      Earnings Before Income Taxes     22.7        32.9
45.5      57.1

   Income taxes                         8.5        12.5
17.1      21.7
                                    -------     -------
-------   -------

      Net Earnings                     14.2        20.4
28.4      35.4

   Preferred stock dividends,
      net of tax benefits               2.2         2.3
4.4       4.6
                                    -------     -------
-------   -------

      Net Earnings Available
         for Common Shares         $   12.0    $   18.1      $
24.0  $   30.8
                                    -------     -------
-------   -------
                                    -------     -------
-------   -------

Earnings Per Common Share

   Primary                         $    .35    $    .50      $
 .69  $    .89
                                    -------     -------
-------   -------
                                    -------     -------
-------   -------

   Fully Diluted                   $    .33    $    .47      $
 .66  $    .83
                                    -------     -------
-------   -------
                                    -------     -------
-------   -------


See accompanying notes.




FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Millions of Dollars)


                                                     June 30,
December 31,
                                                       1995
    1994
                                                   ------------
------------
                                                   (Unaudited)

Assets
Current Assets:
   Cash and equivalents                              $   23.6
  $   25.0
   Accounts receivable                                  349.6
     269.5
   Inventories                                          438.1
     372.1
   Prepaid expenses and income tax benefits              40.8
      37.6
                                                      -------
   -------
      Total Current Assets                              852.1
     704.2

Property, Plant and Equipment                           461.6
     437.3
Goodwill                                                192.4
     172.9
Other Intangible Assets                                  69.8
      71.2
Business Investments and Other Assets                   111.9
     110.5
                                                      -------
   -------

      Total Assets                                   $1,687.8
  $1,496.1
                                                      -------
   -------
                                                      -------
   -------


Liabilities and Shareholders' Equity

Current Liabilities:
   Short-term debt                                   $   92.5
  $   74.0
   Accounts payable                                     160.0
     136.6
   Accrued compensation                                  40.8
      33.3
   Other accrued liabilities                             93.3
      92.0
                                                      -------
   -------
      Total Current Liabilities                         386.6
     335.9

Long-Term Debt                                          421.4
     319.4
Postemployment Benefits                                 206.2
     199.8
Other Accrued Liabilities                                50.5
      43.8
                                                      -------
   -------
      Total Liabilities                               1,064.7
     898.9

Shareholders' Equity:
   Series D preferred stock                              76.6
      76.6
   Series C ESOP preferred stock                         59.0
      59.1
   Unearned ESOP compensation                           (37.1)
     (39.8)
   Common stock                                         174.9
     174.9
   Additional paid-in capital                           278.9
     277.8
   Retained earnings                                     96.7
      82.0
   Currency translation and other                       (25.9)
     (33.4)
                                                      -------
   -------
      Total Shareholders' Equity                        623.1
     597.2
                                                      -------
   -------

      Total Liabilities and Shareholders' Equity     $1,687.8
  $1,496.1
                                                      -------
   -------
                                                      -------
   -------


See accompanying notes.




FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                              Six
Months Ended

June 30,
                                                             1995
      1994
                                                           --------
  --------

(Millions of Dollars)

Cash Provided From (Used By) Operating Activities
   Net earnings                                             $ 28.4
   $ 35.4
   Adjustments to reconcile net earnings
      to net cash provided from operating activities
         Depreciation and amortization                        31.0
     27.6
         Gain on sale of business investment                  (7.8)
       -
         Restructuring charge                                  7.8
        -
         Deferred income taxes                                  .3
     (6.2)
         Postemployment benefits other than pensions           2.0
      3.3
         Increase in accounts receivable                     (54.0)
   (64.3)
         (Increase) decrease in inventories,
            prepaid expenses and other                       (49.2)
     5.6
         Increase in other current liabilities                 8.1
     40.4
         Payments against restructuring reserves              (6.3)
    (6.4)
                                                             -----
    -----
      Net Cash Provided From (Used By) Operating Activities  (39.7)
    35.4

Cash Provided From (Used By) Investing Activities
   Expenditures for property, plant and equipment            (40.7)
   (34.2)
   Payments for rationalization of acquired businesses        (5.9)
   (13.7)
   Proceeds from sale of business investment                  28.0
        -
   Purchase of business investments                          (20.3)
       -
   Other                                                         -
      3.3
                                                             -----
    -----
      Net Cash Used By Investing Activities                  (38.9)
   (44.6)

Cash Provided From (Used By) Financing Activities
   Proceeds from issuance of common stock                       .2
    196.8
   Expenditures for purchase of common stock                  (9.0)
       -
   Net increase (decrease) in debt                            98.5
   (185.3)
   Dividends                                                 (13.7)
   (13.8)
   Other                                                       1.2
       .3
                                                             -----
    -----
      Net Cash Provided From (Used By) Financing Activities   77.2
     (2.0)
                                                             -----
    -----

      Decrease in Cash and Equivalents                        (1.4)
   (11.2)

Cash and Equivalents at Beginning of Period                   25.0
     33.8
                                                             -----
    -----

      Cash and Equivalents at End of Period                 $ 23.6
   $ 22.6
                                                             -----
    -----
                                                             -----
    -----


See accompanying notes.


FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 1995


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Certain items in the prior period financial statements have been reclassified to conform with the presentation used in 1995.


2.   SALE OF PFPD

On April 26, 1995, the Company completed the previously announced sale of the
operations and substantially all of the operating assets of its
Precision
Forged Products Division to Borg-Warner Automotive, Inc.
(Borg-Warner) in
a transaction valued at approximately $45 million.  The Company received
$28 million in cash, retained the division's customer receivables,
and
recognized a pretax gain of $7.8 million.   Additionally, Borg
Warner
assumed certain operating liabilities. The results of operations of the
Precision Forged Products Division have been included in the Company's consolidated statement of earnings through the date of sale.


3.   PURCHASE OF BERTOLOTTI

On June 28, 1995, the Company completed its acquisition of Bertolotti Pietro e
Figli S.r.l. (Bertolotti), a distributor of premium brand European auto and truck parts throughout Italy. The purchase price of $35 million includes assumption of debt of $17 million and cash of $18 million. The acquisition has been accounted for as a purchase and, accordingly, the purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date. Annual sales of Bertolotti are approximately $60 million. Results of operations of Bertolotti will begin to be reflected in the consolidated statement of earnings beginning July 1,
1995.

4.   RESTRUCTURING CHARGE

During the second quarter of 1995, the Company recorded a restructuring charge of $7.8 million applicable to employee termination payments, closed operations, lease termination costs and other write-downs of assets. The charge is comprised of $4.9 million to pay terminated employees primarily in Argentina, the United States and Europe, $1.7 million to write down impaired assets in
Italy to their net realizable value, and $1.2 million for location closings and lease terminations.


5.   EARNINGS PER COMMON SHARE

The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earnings per share additionally assumes the conversion of outstanding Series C ESOP and Series D preferred stock and the contingent issuance of common stock to satisfy the Series C ESOP preferred stock redemption price guarantee. The number of contingent shares used in the fully diluted calculation is based on the common stock market price on
June 30, 1995, and the number of preferred shares held by the Employee Stock
Ownership Plan (ESOP) that were allocated to participants' accounts as of
June 30 of each of the respective years.

The primary weighted average number of common and equivalent shares outstanding
(in thousands) was 34,987 and 34,952 for the three- and six-month periods ended
June 30, 1995, and 35,855 and 34,428 for the three- and six-month periods ended
June 30, 1994. The fully diluted weighted average number of common and equivalent shares outstanding (in thousands) was 41,928 and 41,901 for the three- and six-month periods ended June 30, 1995, and 42,730 and 41,309 for the three- and six-month periods ended June 30, 1994, respectively.


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

Item 2.  Management's Discussion and Analysis of Financial
Condition and
         Results of Operations


THREE MONTHS ENDED JUNE 30, 1995 COMPARED WITH THREE MONTHS ENDED
JUNE 30, 1994

Second quarter 1995 sales increased by 6.6 percent to $506.3 million from
$474.8 million for the second quarter of 1994, with the entire increase occurring in the replacement market. The increase in international replacement sales of $40.3 million over the second quarter of 1994 is largely attributable to the acquisition of Varex Corporation in South Africa.
Excluding Varex, international replacement sales increased 9.7 percent.
North American replacement sales decreased 4.0 percent. Of the Company's five major product segments in the North American replacement market, engine parts account for a majority of the sales decline. Engine part sales were negatively impacted primarily by a conscious reduction in engine part inventories at the customer level and brand consolidation within the marketplace of the Company's
Federal-Mogul, TRW and Sealed Power branded engine parts. Worldwide sales of original equipment products were equal to sales in the second quarter of 1994.
North American original equipment sales decreased 9.7 percent due primarily to the sale of the Company's Precision Forged Products Division
(PFPD).  Excluding
the operations of PFPD, sales for the second quarter of 1995 were flat compared to sales for the second quarter of 1994. European original equipment sales advanced 28.0 percent as a result of market penetration of engine bearings and favorable currency translation. Excluding the impact of exchange rates,
European original equipment sales increased 9.0 percent.

The Company's operating earnings decreased to $33.0 million from $40.0 million for the second quarter of 1994 due primarily to a change in the sales mix as described above and an increase in certain corporate administrative expenses.

Pretax earnings decreased to $22.7 million from $32.9 million for the second quarter of 1994. The decrease in pretax earnings is attributable to the decrease in operating earnings and additional interest expense due to higher levels of debt incurred to finance the Varex acquisition, the repurchase of common stock and increased levels of working capital. In addition, amortization increased $.7 million due primarily to the acquisition of Varex. Net earnings decreased to $14.2 million or $.33 per common share on a fully diluted basis for the second quarter of 1995 compared to net earnings of $20.4 million or
$.47 per common share for the second quarter of 1994.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH SIX MONTHS ENDED JUNE
30, 1994

Sales for the six-month period ended June 30, 1995 increased by
10.2 percent
to $1,030.6 million from $935.1 million for the six-month period ended
June 30, 1994.  Approximately two-thirds of this increase is in the international replacement market. The increase in international replacement sales of $78.5 million over the six-month period ended June 30, 1994 is largely attributable to the acquisition of Varex Corporation in South Africa.
Excluding Varex, international replacement sales increased 9.3 percent. North
American replacement sales decreased 3.5 percent. Of the Company's five major product segments in the North American replacement market, engine parts account for a majority of the sales decline. Engine part sales were negatively impacted primarily by a conscious reduction in engine part inventories at the customer level and brand consolidation within the marketplace of the Company's
Federal-Mogul, TRW and Sealed Power branded engine parts.
Worldwide sales of
original equipment products increased 9.4 percent. North American original equipment sales were essentially flat, and European original equipment sales increased 38.3 percent as a result of market penetration of engine bearings and favorable currency translation. Excluding the impact of exchange rates,
European original equipment sales increased 15.4 percent.

The Company's operating earnings decreased to $68.0 million from $71.9 million for the six-month period ended June 30, 1994 due primarily to a change in the sales mix as described above and an increase in certain corporate administrative expenses.

Pretax earnings decreased to $45.5 million from $57.1 million for the six-month period ended June 30, 1994. The decrease in pretax earnings is attributable to the decrease in operating earnings and additional interest expense due to higher levels of debt incurred to finance the Varex acquisition, a stock repurchase program completed in January 1995 and increased levels of working capital. In addition, amortization expense increased $1.4 million due primarily to the acquisition of Varex. Net earnings decreased to $28.4 million or $.66 per common share on a fully diluted basis for the six-month period ended
June 30, 1995 compared to net earnings of $35.4 million or $.83 per common share for the six-month period ended June 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was impacted by an increase of $49.2 million in inventories, prepaid expenses and other during the six-month period ended June 30, 1995 compared to a decrease of $5.6 million during the six-month period ended
June 30, 1994. This increase is due primarily to an inventory build which enhanced product availability at various locations throughout the world.
The Company expects that available cash and existing short-term lines of credit will be sufficient to meet its normal operating requirements.

Net cash used for investing activities consists primarily of capital expenditures for property, plant and equipment to implement process

improvements and new product introductions.   In both periods, the
Company
incurred payments for the rationalization of acquired businesses. These payments were $7.8 million less during the six-month period ended June 30,
1995 than during the six-month period ended June 30, 1994 as integrations are near completion.

Net cash provided from financing activities reflects an increase in both long and short-term debt. These borrowings were used to finance the Varex acquisition, repurchase common stock and fund increased levels of working capital. In February 1994, the Company issued 5.75 million shares of common stock in a public offering which generated net proceeds of $191 million.
The proceeds were used to repay outstanding debt resulting from the acquisition of the Sealed Power Replacement business in October
1993.

PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Corporation held its Annual Meeting of Shareholders on April
26, 1995, at
which the shareholders considered and voted on (i) the election of seven directors, and (ii) the approval of the appointment of Ernst &
Young LLP as
independent accountants for 1995.

Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of votes for and withheld with respect to each nominee:

Nominee               Votes For        Votes Withheld
-----------------     ----------       --------------

D. J. Gormley         29,234,632       1,737,303
J. J. Fannon          29,316,327       1,655,608
R. M. Hills           29,351,404       1,620,531
A. Madero             29,317,710       1,654,225
R. S. Miller, Jr.     29,321,858       1,650,077
J. C. Pope            29,317,391       1,654,544
H. M. Sekyra          29,333,136       1,638,799

The appointment of Ernst & Young LLP as independent accountants for 1995 was approved.  The results of the voting were as follows:

For                   Against          Abstain
----------            -------          -------

29,724,449            351,959          895,527

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

              10.29       Second Amendment to Note Agreement dated
December 1,
                          1990 among the Company and various
financial
                          institutions listed therein (filed with
this report).

              11.1        Statement Re Computation of Per Share
Earnings for
                          the three months ended June 30, 1995
(filed with
                          this report).

              11.2        Statement Re Computation of Per Share
Earnings for
                          the six months ended June 30, 1995 (filed
with this
                          report).

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




Dated:  August 10, 1995