Form 10-Q/A
period 1995-06-30
FEDERAL MOGUL CORP
filed 1995-08-30
CIK 34879

THE PURPOSE OF THIS AMENDMENT IS FOR REFORMATTING PURPOSES
ONLY TO OUR 10-Q FILED ON AUGUST 10, 1995.  THERE HAVE BEEN
NO SUBSTANTIVE CHANGES TO THIS AMENDMENT.

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

Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of votes for and withheld with respect to each nominee:

Nominee               Votes For        Votes Withheld
- -----------------     ----------       --------------

D. J. Gormley         29,234,632       1,737,303
J. J. Fannon          29,316,327       1,655,608
R. M. Hills           29,351,404       1,620,531
A. Madero             29,317,710       1,654,225
R. S. Miller, Jr.     29,321,858       1,650,077
J. C. Pope            29,317,391       1,654,544
H. M. Sekyra          29,333,136       1,638,799

The appointment of Ernst & Young LLP as independent accountants for 1995 was approved. The results of the voting were as follows:

For                   Against          Abstain
- ----------            -------          -------

29,724,449            351,959          895,527

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