Form 10-Q
period 1995-09-30
FEDERAL MOGUL CORP
filed 1995-11-09
CIK 34879

                                    UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC  20549


                                       FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                          OF THE SECURITIES EXCHANGE ACT OF 1934


For the Period Ended                 September 30, 1995
                      ----------------------------------------------------

Commission File Number                   1-1511
                        --------------------------------------------------

                          FEDERAL-MOGUL CORPORATION
--------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Michigan                                           38-0533580
-------------------------------                 --------------------------
(State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
incorporation or organization)


             26555 Northwestern Highway, Southfield, Michigan  48034
--------------------------------------------------------------------------
              (Address of principal executive offices)      (Zip Code)

                               (810) 354-7700
---------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                         if changed since last report)

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

            Common Stock, 34,995,859 shares as of November 7, 1995


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)


                                  Three Months Ended         Nine Months Ended
                                     September 30               September 30
                                 --------------------        ------------------
                                   1995        1994            1995      1994
                                 --------    --------        --------  --------
                                 (Millions of Dollars, Except Per Share Amounts)

Net sales                          $  480.2    $  445.3      $1,510.8  $1,380.4
Cost of products sold                 373.4       349.7       1,176.6   1,083.3
Selling, distribution
  and administrative expenses          78.1        66.0         237.5     195.6
                                    -------     -------       -------   -------

   Operating Earnings                  28.7        29.6          96.7     101.5

Other income (expense):
   Amortization of intangible assets   (2.8)       (2.5)         (8.7)     (7.0)
   Interest expense                    (9.6)       (4.0)        (26.2)    (13.3)
   Interest income                      2.1         2.7           4.0       6.5
   International currency
      exchange gains (losses)           (.7)         .4          (2.3)     (5.0)
   Other, net                             -         (.2)          (.3)       .4
                                    -------     -------       -------   -------

      Earnings Before Income Taxes     17.7        26.0          63.2      83.1

   Income taxes                         6.7         9.9          23.8      31.6
                                    -------     -------       -------   -------

      Net Earnings                     11.0        16.1          39.4      51.5

   Preferred stock dividends,
      net of tax benefits               2.2         2.3           6.6       6.9
                                    -------     -------       -------   -------

      Net Earnings Available
         for Common Shares         $    8.8    $   13.8      $   32.8  $   44.6
                                    -------     -------       -------   -------
                                    -------     -------       -------   -------

Earnings Per Common Share

   Primary                         $    .25    $    .38      $    .94  $   1.27
                                    -------     -------       -------   -------
                                    -------     -------       -------   -------

   Fully Diluted                   $    .25    $    .37      $    .91  $   1.19
                                    -------     -------       -------   -------
                                    -------     -------       -------   -------


See accompanying notes.




FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Millions of Dollars)


                                                   September 30,   December 31,
                                                       1995            1994
                                                   ------------    ------------
                                                   (Unaudited)

Assets
Current Assets:
   Cash and equivalents                              $   22.2        $   25.0
   Accounts receivable                                  341.6           269.5
   Inventories                                          491.9           372.1
   Prepaid expenses and income tax benefits              48.2            37.6
                                                      -------         -------
      Total Current Assets                              903.9           704.2

Property, Plant and Equipment                           459.0           437.3
Goodwill                                                226.6           172.9
Other Intangible Assets                                  68.2            71.2
Business Investments and Other Assets                   115.8           110.5
                                                      -------         -------

      Total Assets                                   $1,773.5        $1,496.1
                                                      -------         -------
                                                      -------         -------


Liabilities and Shareholders' Equity

Current Liabilities:
   Short-term debt                                   $  120.6        $   74.0
   Accounts payable                                     167.4           136.6
   Accrued compensation                                  38.4            33.3
   Other accrued liabilities                            100.8            92.0
                                                      -------         -------
      Total Current Liabilities                         427.2           335.9

Long-Term Debt                                          466.5           319.4
Postemployment Benefits                                 206.5           199.8
Other Accrued Liabilities                                52.0            43.8
                                                      -------         -------
      Total Liabilities                               1,152.2           898.9

Shareholders' Equity:
   Series D preferred stock                              76.6            76.6
   Series C ESOP preferred stock                         59.0            59.1
   Unearned ESOP compensation                           (37.1)          (39.8)
   Common stock                                         175.0           174.9
   Additional paid-in capital                           279.3           277.8
   Retained earnings                                    100.6            82.0
   Currency translation and other                       (32.1)          (33.4)
                                                      -------         -------
      Total Shareholders' Equity                        621.3           597.2
                                                      -------         -------

      Total Liabilities and Shareholders' Equity     $1,773.5        $1,496.1
                                                      -------         -------
                                                      -------         -------


See accompanying notes.




FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                            Nine Months Ended
                                                              September 30,
                                                             1995        1994
                                                           --------    --------
                                                           (Millions of Dollars)

Cash Provided From (Used By) Operating Activities
   Net earnings                                             $ 39.4     $ 51.5
   Adjustments to reconcile net earnings to net cash
      provided from (used by) operating activities
         Depreciation and amortization                        45.9       40.9
         Gain on sale of business investment                  (7.8)         -
         Restructuring charge                                  7.8          -
         Deferred income taxes                                  .1       (7.5)
         Postemployment benefits other than pensions           2.3        4.9
         Increase in accounts receivable                     (41.5)     (73.1)
         Increase in inventories,
            prepaid expenses and other                       (80.8)     (13.5)
         Increase (decrease) in other current liabilities     (1.1)      25.8
         Payments against restructuring reserves              (6.7)      (9.1)
                                                             -----      -----
      Net Cash Provided From (Used By) Operating Activities  (42.4)      19.9

Cash Provided From (Used By) Investing Activities
   Expenditures for property, plant and equipment            (56.6)     (48.1)
   Payments for rationalization of acquired businesses        (5.9)     (22.7)
   Proceeds from sale of business investment                  28.0          -
   Purchase of business investments                          (63.6)         -
   Other                                                         -        3.2
                                                             -----      -----
      Net Cash Used By Investing Activities                  (98.1)     (67.6)

Cash Provided From (Used By) Financing Activities
   Proceeds from issuance of common stock                       .2      197.0
   Expenditures for purchase of common stock                  (9.0)         -
   Net increase (decrease) in debt                           166.1     (154.5)
   Dividends                                                 (19.7)     (19.7)
   Other                                                        .1         .5
                                                             -----      -----
      Net Cash Provided From Financing Activities            137.7       23.3
                                                             -----      -----

      Decrease in Cash and Equivalents                        (2.8)     (24.4)

Cash and Equivalents at Beginning of Period                   25.0       33.8
                                                             -----      -----

      Cash and Equivalents at End of Period                 $ 22.2     $  9.4
                                                             -----      -----
                                                             -----      -----


See accompanying notes.


FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 1995


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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


3.   PURCHASES OF BUSINESS INVESTMENTS

On September 30, 1995, the Company completed its acquisition of the Centropiezas group, one of Puerto Rico's largest retailers of automotive aftermarket parts. The acquisition has been accounted for as a purchase and, accordingly, the purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date. Annual sales of Centropiezas are approximately $40 million. Results of operations of Centropiezas will be reflected in the consolidated statement of earnings beginning October 1, 1995.

On September 25, 1995, the Company acquired Cardiff, Wales-based Seal Technology Systems Ltd. (STS), a leading designer and manufacturer of a specialized range of seals and gaskets for the automotive sector and other industrial markets. The acquisition has been accounted for as a purchase and, accordingly, the purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date. Annual sales of STS are approximately $15 million. Results of operations of STS will be reflected in the consolidated statement of earnings beginning October 1, 1995.

On June 28, 1995, the Company completed its acquisition of Bertolotti Pietro e Figli S.r.l. (Bertolotti), a distributor of premium brand European auto and truck parts throughout Italy. The acquisition has been accounted for as a purchase and, accordingly, the purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date. Annual sales of Bertolotti are approximately $60 million. The consolidated statement of earnings includes the results of operations of Bertolotti from July 1, 1995.


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


5.   EARNINGS PER COMMON SHARE

The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earnings per share additionally assumes the conversion of outstanding Series C ESOP and Series D preferred stock and the contingent issuance of common stock to satisfy the Series C ESOP preferred stock redemption price guarantee. The number of contingent shares used in the fully diluted calculation is based on the common stock market price on September 30, 1995, and the number of preferred shares held by the Employee Stock Ownership Plan (ESOP) that were allocated to participants' accounts as of September 30 of each of the respective years.

The primary weighted average number of common and equivalent shares outstanding (in thousands) was 35,043 and 34,975 for the three and nine-month periods ended September 30, 1995, and 36,000 and 35,166 for the three and nine-month periods ended September 30, 1994. The fully diluted weighted average number of common and equivalent shares outstanding (in thousands) was 41,894 and 41,844 for the three and nine-month periods ended September 30, 1995, and 42,805 and 41,983 for the three and nine-month periods ended September 30, 1994, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1994

Third quarter 1995 sales increased by 7.8 percent to $480.2 million from $445.3 million for the third quarter of 1994, with most of the increase occurring in the international replacement market. The international replacement business achieved sales of $140.3 million, an increase of $56.0 million over the third quarter of 1994. This increase is largely attributable to the acquisitions of Varex Corporation in South Africa and Bertolotti in Italy. Excluding the acquisitions and the impact of the peso devaluation in Mexico, international replacement sales increased 15.3 percent over the third quarter of 1994. North American replacement sales decreased
1.9 percent primarily due to overall industry softness, particularly along the Mexican border, and continued pressure on engine parts sales due to brand consolidation at customer locations. North American original equipment sales decreased 20.7 percent due primarily to the sale of the Company's Precision Forged Products Division (PFPD). Excluding the operations of PFPD, North American original equipment sales decreased 8.1 percent. European original equipment sales advanced 15.8 percent as a result of market penetration of engine bearings and favorable currency translation. Excluding the impact of exchange rates, European original equipment sales increased
6.8 percent.

The Company's operating earnings decreased to $28.7 million from $29.6 million for the third quarter of 1994 due primarily to a change in the sales mix as described above.

Pretax earnings decreased to $17.7 million from $26.0 million for the third quarter of 1994. The decrease in pretax earnings is attributable to the decrease in operating earnings and additional interest expense due to higher levels of debt incurred to finance the Varex and Bertolotti acquisitions, a stock repurchase program completed in January 1995 and increased levels of working capital. Net earnings decreased to $11.0 million or $.25 per common share on a fully diluted basis for the third quarter of 1995 compared to net earnings of $16.1 million or $.37 per common share for the third quarter of 1994.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1994

Sales for the nine-month period ended September 30, 1995 increased by
9.4 percent to $1,510.8 million from $1,380.4 million for the nine-month period ended September 30, 1994. Most of this increase is in the international replacement market. The increase in international replacement sales of $138.0 million over the nine-month period ended September 30, 1994 is largely attributable to the acquisitions of Varex Corporation in South Africa and Bertolotti in Italy. Excluding the acquisitions, international replacement sales increased 11.5 percent. North American replacement sales decreased
3.1 percent. Of the Company's five major product segments in the North American replacement market, engine parts account for a majority of the sales decline. Engine part sales were negatively impacted primarily by a conscious reduction in engine part inventories at the customer level and brand consolidation at customer locations. Worldwide sales of original equipment products increased 2.1 percent. North American original equipment sales decreased 7.2 percent, due primarily to the sale of PFPD. Excluding the operations of PFPD, sales decreased 2.0 percent. European original equipment sales increased 30.5 percent as a result of market penetration of engine bearings and favorable currency translation. Excluding the impact of exchange rates, European original equipment sales increased 15.3 percent.

The Company's operating earnings decreased to $96.7 million from $101.5 million for the nine-month period ended September 30, 1994 due primarily to a change in the sales mix as described above.

Pretax earnings decreased to $63.2 million from $83.1 million for the nine-month period ended September 30, 1994. The decrease in pretax earnings is attributable to the decrease in operating earnings and additional interest expense due to higher levels of debt incurred to finance the Varex and Bertolotti acquisitions, a stock repurchase program completed in January
1995 and increased levels of working capital. In addition, amortization expense increased $1.7 million due primarily to the acquisitions of Varex and Bertolotti. Net earnings decreased to $39.4 million or $.91 per common share on a fully diluted basis for the nine-month period ended September 30, 1995 compared to net earnings of $51.5 million or $1.19 per common share for the nine-month period ended September 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was impacted by an increase of $80.8 million in inventories, prepaid expenses and other during the nine-month period ended September 30, 1995 compared to an increase of $13.5 million during the nine-month period ended September 30, 1994. This increase is due primarily to an inventory build which enhanced product availability at various locations throughout the world. The Company expects that available cash and existing short-term lines of credit will be sufficient to meet its normal operating requirements.

Net cash used for investing activities consists primarily of capital expenditures for property, plant and equipment to implement process
improvements and new product introductions.   In both periods, the Company
incurred payments for the rationalization of acquired businesses. These payments were $16.8 million less during the nine-month period ended
September 30, 1995 than during the nine-month period ended September 30, 1994 as integrations are near completion. The company received $28.0 million from the sale of PFPD during the nine-month period ended September 30, 1995.

Net cash provided from financing activities reflects an increase in both long and short-term debt. These borrowings were used to finance the Varex, Bertolotti, Centropiezas and STS acquisitions, repurchase common stock and fund increased levels of working capital. In February 1994, the Company issued 5.75 million shares of common stock in a public offering which generated net proceeds of $191 million. The proceeds were used to repay outstanding debt resulting from the acquisition of the Sealed Power Replacement business in October 1993.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
         -----------------

         On August 30, 1995, Zeller Corporation, an auto parts supplier, filed a lawsuit against the Company and Neapco, Inc. in the United States District Court for the Northern District of Ohio, Western Division, seeking damages for alleged violations of federal antitrust laws and certain state laws. The Company believes the claims asserted are without merit and is defending the lawsuit vigorously. After consulting with counsel for the Company, management believes that this matter will not have a material effect on the Company's consolidated financial statements.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

              11.1 Statement Re Computation of Per Share Earnings for the three months ended September 30, 1995 (filed with this report).

              11.2 Statement Re Computation of Per Share Earnings for the nine months ended September 30, 1995 (filed with this report).

              The Company will furnish upon request any exhibit described above upon payment of the Company's reasonable expenses for furnishing such exhibit.

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended September 30, 1995.




                                  SIGNATURE




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             FEDERAL-MOGUL CORPORATION



                   By:           (Michael J. Viola)
                       ----------------------------------------
                                  Michael J. Viola
                       Vice President, Controller and Treasurer
                               Chief Accounting Officer




Dated:  November 9, 1995