Form 10-K405
period 1995-12-31
FEDERAL MOGUL CORP
filed 1996-03-28
CIK 34879

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.   20549
                     ------------------------
                           FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1995
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $692,701,349 as of March 25, 1996 based on the reported last sales price as published for the New York Stock Exchange--Composite Transactions for such date.

The Registrant had 35,073,486 shares of Common Stock outstanding as of March 25, 1996.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders dated March 11, 1996, and filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Form 10-K.

                               PART I

ITEM 1.  BUSINESS

Overview

Federal-Mogul Corporation (incorporated in Michigan in 1924 and referred to herein as "Federal-Mogul" or the "Company") is a global distributor and manufacturer of a broad range of precision parts, primarily vehicular components for automobiles, light and heavy-duty trucks, farm and construction vehicles and industrial products. Through the Company's worldwide distribution network, Federal-Mogul sells replacement parts in the vehicular aftermarket ("Aftermarket" products). The Company also sells parts to original equipment manufacturers ("OE" products), principally the major automotive manufacturers in the United States and Europe.

Vehicular components sold by Federal-Mogul include ball and roller bearings, suspension and steering parts, engine and transmission products, sealing devices, fuel pumps and related systems, and lighting and electrical components. Industrial products sold by the Company include ball and roller bearings, sealing products, and specialized heavy duty fluid-film bearings.

The Company manufactures many of the parts it sells including engine bearings, oil seals and high technology gaskets, lighting, electrical and fuel systems, ball bearings and heavy wall bearings. During the fourth quarter of 1995, the Company announced its intention to sell its ball bearing and heavy wall bearing manufacturing operations.

The following table sets forth the Company's net sales by market segment and geographic region as a percentage of total net sales.

                                  Year Ended December 31,
                         --------------------------------------

                         1995       1994       1993        1993
                         ----       ----       ----        ----
                         Actual     Actual     Pro         Actual
                                               Forma <F1>

Aftermarket
   U.S. and Canada       39%        43%        48%        43%
   International         27%        21%        18%        20%
Original Equipment
   U.S. and Canada       22%        22%        21%        23%
   International          9%         8%         8%         8%
Other <F2>
   U.S. and Canada        1%         4%         3%         3%
   International          2%         2%         2%         3%
                        ----       ----       ----       ----
                        100%       100%       100%       100%


[FN]
<F1>  Pro forma for the acquisition of SPX Corporation's automotive aftermarket business ("SPR") in October 1993 as if such acquisition had occurred on January 1, 1993.

<F2>  Sales of these products -- air bearing spindles, heavy wall bearings, and precision forged powdered metal parts -- are accounted for by the Company primarily as OE sales for financial reporting purposes. The Company's air bearing spindles operation was sold in May 1993; the Company's precision forged powered metal parts operation was sold in April 1995. During the fourth quarter of 1995, the Company announced its intention to sell the heavy wall bearing manufacturing operation.

Recent Acquisitions and Divestitures

During 1995, the Company continued to implement its strategy to emphasize aftermarket business opportunities. The Company acquired The Centropiezas Group, one of Puerto Rico's largest retailers of automotive aftermarket parts with 33 retail stores. In Italy, the Company acquired Bertolotti Pietro & Figli, S.r.l, a warehouse distributor with a central warehouse in Milan and 16 wholesale branches throughout Italy. The Company also acquired Seal Technology Systems, Ltd., a designer and manufacturer of seals and gaskets for the automotive sector. In December, the Company announced it would form a 50-50 joint venture with Shanghai Automotive Industry Corporation to manufacture engine bearings in China.

The Company also continued to divest non-strategic manufacturing operations. During 1995, the Company completed the sale of its precision forged products division and its minority interest in Westwind Ltd., a manufacturer of air bearing spindles based in the United Kingdom. During the fourth quarter of 1995, the Company also announced its intention to sell its ball bearing manufacturing operations in the United States and its heavy wall bearing manufacturing operations in Germany.

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

The Company's Aftermarket business supplies approximately 150,000 part numbers to almost 10,000 customers. Federal-Mogul's customers are located in more than 90 countries around the world. For 1995, Aftermarket net sales in the United States and Canada represented 59% of total Aftermarket net sales, with net sales outside of the United States and Canada representing 41% of such sales.

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

Federal-Mogul's distribution centers in Jacksonville, Alabama; LaGrange, Indiana; and Maysville, Kentucky (the "Distribution Centers") serve as the hub of the Company's domestic Aftermarket distribution network. Products are shipped from the Distribution Centers to North American service centers. For international sales, products are shipped through a facility in Weston, Florida to seven international regional distribution centers and six Latin American branches.

Original Equipment

Federal-Mogul supplies original equipment ("OE") customers with a wide variety of parts under a number of well-established brand names, including Federal-Mogul and Glyco engine bearings, National and Mather oil seals, BCA ball bearings, Carter fuel systems and Signal-Stat and Switches electrical components. The Company manufactures all of the OE products it sells.

Customers consist primarily of automotive, heavy duty vehicle and farm and industrial equipment manufacturers. In 1995, approximately 13% of the Company's net sales were to the three major automotive manufacturers in the United States, with General Motors Corporation accounting for approximately 7% of the Company's net sales, Ford Motor Company accounting for approximately 4% of the Company's net sales and Chrysler Corporation accounting for approximately 2% of net sales. In addition, the Company sells OE products to most of the major automotive manufacturers headquartered outside the United States. The Glyco facility in Germany sells OE products to Volkswagen, Daimler-Benz and BMW. The Company also sells Federal-Mogul engine bearings to Renault and Peugeot in France and to Fiat in Italy. In addition, the Company sells a small amount of OE products to certain Japanese manufacturers, including Nissan-Mexico, certain Toyota operations in the United States and to Komatsu in Japan.

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

Ball Bearings -- The Company manufactures ball bearings for use chiefly in farm and construction equipment, trucks, automobiles and some industrial machinery under the brand name BCA. The Company also produces clutch and other specialty type precision ball bearings. During the fourth quarter of 1995, the Company announced its intention to sell these operations.

Heavy Wall Bearings -- Braunschweiger Huttenwerk GmbH ("BHW"), an indirect, wholly-owned German subsidiary of the Company, manufactures heavy wall bearings used primarily for large diesel engines in ships and stationary power plants. The Company also manufactures heavy wall bearings at facilities in Indiana and Brazil. During the fourth quarter of 1995, the Company announced its intention to sell these operations.

Suppliers

Federal-Mogul sells Aftermarket parts manufactured by other manufacturers as well as those produced by the Company and its subsidiaries. The products not manufactured by Federal-Mogul are supplied by over 600 companies. In 1995, no outside supplier of the Company provided products which accounted for more than 10% of the Company's net sales.

In connection with the acquisition of the automotive aftermarket business of TRW, Inc. in 1992, the Company and TRW entered into a Supply Agreement for an initial term of 15 years (the "Supply Period") pursuant to which TRW has agreed to supply to the Company with parts manufactured by TRW and distributed by the Company. During the first five years of the Supply
Period (the "Exclusive Period"), the Company is an exclusive distributor of such TRW parts and thereafter will be a nonexclusive distributor for the remaining term of the Supply Agreement, subject to certain exceptions. Both the Exclusive Period and the Supply Period are automatically renewable for one-year periods thereafter, and are terminable on one year's notice by either party.

Employee Relations

On January 1, 1996, the Company had approximately 17,200 full-time employees of whom approximately 10,200 were employed in the United States. Approximately 55% of the Company's U.S. employees are represented by one of four unions. Approximately 55% of the Company's foreign employees are represented by various unions. Each manufacturing facility of the Company has its own contract with differing expiration dates so, in general, no contract expiration date affects more than one facility. The Company believes its labor relations to be good.

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

Total expenditures for research and development activities were approximately $15.1 million in 1995, $18.7 million in 1994 and $17.2 million in 1993.

Environmental Regulations

The Company's operations, in common with those of industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environment control activities were not material during 1995 and are not expected to be material in 1996 or 1997.

Raw Materials

The Company does not normally experience supply shortages of raw materials. Although shortages may occur occasionally, the Company generally buys from many reliable long-term suppliers and purchases most raw material, purchased parts, components and assemblies from multiple sources.

Backlog

The majority of the Company's products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. For products supplied by outside suppliers, the Company generally purchases products from more than one source. The Company expects to be capable of handling the anticipated 1996 sales volumes.

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

Aftermarket and original equipment sales by major geographical region were:

                              1995           1994            1993
                                     (Millions of Dollars)
Aftermarket
  United States and Canada    $  776.9       $  804.0        $  674.9
  International                  530.9          392.6           299.4

Original Equipment
  United States and Canada       465.4          523.7           435.6
  International                  222.7          175.6           165.6

Total Sales                    $1,995.9      $1,895.9        $1,575.5
                               ========      ========        ========


Detailed results of operations by geographic area for each of the years ended December 31, 1995, 1994 and 1993 appear in Note 15 to the Consolidated Financial Statements contained in Item 8 of this Report.

                       Executive Officers of the Registrant

The executive officers of the Company are its elected officers. Set forth below are the names, ages (at December 31, 1995), positions and offices held, and a brief account of the business experience during the past five years of each executive officer.

D.J. Gormley (56) Chairman of the Board since May, 1990, and President and Chief Executive Officer since May 1989. Mr. Gormley first became an executive officer in 1980.

J.B. Carano (46) Vice President, General Manager - Latin America since 1995; Vice President and Controller December 1992 to March 1995; International Distribution Manager - Port Everglades, Florida, February 1990 to November 1992. Mr. Carano first became an executive officer in 1992.

J.M. Eastman (59) Vice President - Human Relations since January 1980. Mr. Eastman first became an executive officer in 1980.

R.F. Egan (49) Vice President Automotive Sales - Aftermarket since December 1993; Vice President of Automotive Sales - Worldwide Aftermarket Operation November 1992 to December 1993; National Sales Manager, Automotive Aftermarket - Worldwide Aftermarket Operation May 1985 to November 1992. Mr. Egan first became an executive officer in 1993.

C.J. Fischer (38) Vice President - Global Sourcing since December 1994; Vice President for Global Sourcing of the Company's Worldwide Aftermarket Organization from December 1992 to December 1994; Senior Vice
President - Purchasing and Management Information Systems at Hi-Lo Automotive, Inc., September 1990 to November 1992. Mr. Fischer first became an executive officer in 1994.

C.B. Grant (51) Vice President - Corporate Development since December 1992; Vice President and Controller, May 1988 to December 1992. Mr. Grant first became an executive officer in 1985.

S.G. Heim (43) Assistant Secretary and Associate General Counsel since May 1988. Ms. Heim first became an executive officer in 1988.

A.C. Johnson (47) Vice President of the Company and President, Worldwide Operations since January 1996; Vice President of Company and President, Worldwide Manufacturing Operation from February 1995 until January 1996; Vice President of the Company and Vice President of Powertrain
Operations - Americas from December 1993 until February 1995; Vice President and General Manager of Seal Operations November 1992 to December 1993; General Manager, Oil Seals Operations January 1990 to November 1992. Mr. Johnson first became an executive officer in 1993.

D.L. Kaye (45) Vice President, General Counsel and Secretary since April 1995. Before joining the Company in 1995, Ms. Kaye was Divisional Counsel, Buick Motor Division and Cadillac Motor Car Division, General Motors Corporation from 1990 to 1995. Ms. Kaye first became an executive officer in 1995.

M.L. Schultz (48) Vice President and General Manager, North American Aftermarket Sales and Marketing since December 1995; Vice President Marketing Worldwide Aftermarket December 1994 to December 1995; Eastern Zone Sales Manager November 1992 to December 1994. Mr. Schultz was Vice President of Sales North America for TRW Inc. before joining the Company in 1992. Mr. Schultz first became an executive officer in 1995.

W.A. Schmelzer (55) Vice President and Group Executive, Engine and Transmission Products - Europe since January 1992; General Manager, Engine and Transmission Products - America April 1987 to December 1991. Mr. Schmelzer first became an executive officer in 1992.

W.G. Smith (46) Vice President of the Company and President, Worldwide Operations since January 1996; Vice President of the Company and President, Worldwide Aftermarket Operation from January 1989 until January 1996. Mr. Smith first became an executive officer in 1988.

T.W. VanHimbergen (47) Senior Vice President and Chief Financial Officer since February 1996. Before joining the Company in 1996, Mr. VanHimbergen was Vice President Finance and Chief Financial Officer since May 1994 for Allied Signal Automotive; Vice President Finance Tenneco Automotive from May 1993 to May 1994, and Vice President Finance for the Walker Manufacturing division of Tenneco Automotive from October 1988 to May 1993. Mr. VanHimbergen first became an executive officer in 1996.

J.J. Zamoyski (49) Vice President and General Manager Worldwide Aftermarket Operation International since November 1993; General Manager, Worldwide Aftermarket, Distribution and Logistics August 1991 to November 1993; Vice President and General Manager, Distribution and Logistics Operations, March 1990 to August 1991. Mr. Zamoyski first became an executive officer in 1980.

Generally, officers of the Company are elected at the time of the Annual Meeting of Shareholders but the Board also elects officers at various times during the year. Each officer holds office until his or her successor is elected or appointed or until his or her resignation or removal.

ITEM 2.  PROPERTIES

The Company conducts its business from its World Headquarters complex in Southfield, Michigan, which is leased pursuant to a sale/leaseback arrangement. The principal manufacturing and other materially important physical properties of the Company at December 31, 1995 are listed below. All properties are owned in fee except where otherwise noted.

A.  Manufacturing Facilities.

                                                # Of            Sq. Ft.
North American Manufacturing Facilities       Facilities      @ 12/31/95
---------------------------------------       ----------      ----------
   Frankfort, Indiana                           1                160,000
   Greensburg, Indiana <F3>                     1                204,800
   Leiters Ford, Indiana                        1                116,900
   Lititz, Pennsylvania <F3>                    1                275,000
   Milan, Michigan                              1                 83,000
   Van Wert, Ohio                               1                222,800
   Blacksburg, Virginia                         1                190,400
   Greenville, Michigan                         1                197,100
   Lafayette, Tennessee <F2>                    1                110,400
   Logansport, Indiana                          2                284,000
   Malden, Missouri <F1>                        1                122,000
   Mooresville, Indiana                         1                 65,900
   St. Johns, Michigan                          1                266,000
   Puebla, Mexico                               1                100,600
   Mexico City, Mexico                          2                157,300
   Juarez, Mexico                               1                 33,000
   Juarez, Mexico <F1>                          1                 33,000
   Summerton, South Carolina                    1                136,000
                                               --              ---------
                                               20              2,758,200

                                                # Of            Sq. Ft.
International Manufacturing Facilities        Facilities      @ 12/31/95
--------------------------------------        ----------      ----------
   Braunschweiger, Germany                      1                 65,000
   Cataguases/MG, Brazil                        1                 46,600
   Cuorgne, Italy                               1                114,900
   Laplata, Argentina                           1                161,600
   Orleans, France                              1                120,300
   Wiesbaden, Germany                           1                837,900
   Wiesbaden, Germany <F1>                      1                 43,600
   Cardiff, Wales                               1                151,200
   Merthyr, Wales <F1>                          1                  9,000
   San Luis, Argentina <F1>                     1                 22,900
                                               --              ---------
                                               11              1,573,000

          Total Manufacturing Facilities       31              4,331,200
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

<F3>  The Company has announced its intentions to sell its ball bearing and heavy wall bearing operations.

B. Aftermarket Warehouses. The Company operates 110 warehouses and distribution centers of which 103 are leased. In addition, 2 warehouses are financed and leased through the issuance of Industrial Revenue Bonds.

C. Retail Properties. The Company leases 8 retail facilities in Australia, 15 facilities in Venezuela, 4 facilities in Chile, 58 facilities in South Africa, 7 facilities in Panama, 33 facilities in Puerto Rico and 3 facilities in Ecuador.

All owned and leased properties are well maintained and equipped for the purposes for which they are used. The Company considers that its facilities are suitable and adequate for the operations involved.

ITEM 3.  LEGAL PROCEEDINGS

A. The Company is a party to three lawsuits filed in various jurisdictions alleging claims pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") or other state or federal environmental laws. In addition the Company has been notified by the Environmental Protection Agency and various state agencies that it may be a potentially responsible party ("PRP") for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws.

    PRP designation requires the funding of site investigations and subsequent remedial activities. Although these laws could impose joint and several liability upon each party at any site, the potential exposure is expected to be limited because at all sites other companies, generally including many large, solvent public companies, have been named as PRP's as well as the Company. In addition, the Company has identified certain present and former properties at which it may be responsible for resolving certain environmental matters, which the Company is actively seeking to resolve. Although difficult to quantify based on the complexity of the issues and the limited available information, the Company has accrued the estimated costs associated with such matters. Management believes these accruals, which have not been reduced by any anticipated insurance proceeds, will be adequate to cover the Company's estimated total liability for these exposures.

    On August 30, 1995, Zeller Corporation, an auto parts supplier, filed a lawsuit against the Company and Neapco, Inc., in the United States District Court for the Northern District of Ohio, Western Division, seeking damages for alleged violations of federal antitrust laws and certain state laws. The Company believes the claims asserted are without merit and is defending the lawsuit vigorously.

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

    The Company is involved in various other legal actions and claims. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome are not reasonably likely to have a material adverse effect on the Company's consolidated financial statements.

B. There were no material legal proceedings which were terminated during the fourth quarter of 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1995 to a vote of security holders through the solicitation of proxies or otherwise.


                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCK HOLDER MATTERS

The Company's Common Stock is listed on the New York Stock Exchange under the trading symbol (FMO). The approximate number of shareholders of record of the Company's Common Stock at December 31, 1995 was 11,248. The following table sets forth the high and low sale price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions Tape for the last two years:


                   1995                   1994
              ------------------     -----------------
Quarter       High       Low         High      Low
-------       ----       ---         ----      ---
First        $23 1/4     $16 3/4     $37 5/8   $28
Second        19 7/8      16 7/8      32 3/8    24 5/8
Third         23 3/4      17 3/4      32 3/4    22
Fourth        21 1/2      17 1/4      23 3/4    18 3/4


Quarterly dividends of $.12 per common share were declared during 1995 and 1994. The payment of dividends is subject to the restrictions described in Note 7 to the consolidated financial statements contained in Item 8 of this Report. In February 1996 the Company's Board of Directors declared a quarterly dividend of $.12 per common share. This was the 240th consecutive quarterly dividend declared by the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         ------------------------------------

FIVE-YEAR FINANCIAL SUMMARY
---------------------------


(Millions of Dollars,
 Except Per Share Amounts)        1995      1994      1993      1992      1991
                                --------  --------  --------  --------  --------

Consolidated Statement of
Earnings Data
-------------------------
Net sales:

  Aftermarket                   $1,307.8  $1,196.6  $  974.3  $  668.5  $  534.0
  Original equipment               688.1     699.3     601.2     595.5     564.7
                                 -------   -------   -------   -------   -------
Total net sales                  1,995.9   1,895.9   1,575.5   1,264.0   1,098.7

Costs and expenses <F1><F2>     (1,995.7) (1,792.3) (1,521.9) (1,262.3) (1,124.0)
Other income (expense)              (3.4)     (1.5)      4.0       7.3       6.6
Income taxes                        (6.5)    (38.8)    (17.5)     (4.6)     (1.1)
                                 -------   -------   -------   -------   -------
Earnings (loss) from
  continuing operations             (9.7)     63.3      40.1       4.4     (19.8)
Discontinued operations <F5>           -         -         -         -      16.1
Cumulative effect of
  accounting change <F3>               -         -         -     (88.1)        -
                                 -------   -------   -------   -------   -------
Net earnings (loss)                 (9.7)     63.3      40.1     (83.7)     (3.7)
Preferred stock dividends,
  net of tax benefits               (8.9)     (9.0)     (9.1)     (4.6)     (3.1)
                                 -------   -------   -------   -------   -------
Net earnings (loss) available
    for common shares           $  (18.6) $   54.3  $   31.0  $  (88.3) $   (6.8)
                                 =======   =======   =======   =======   =======

Common Share Summary (Primary)
------------------------------
Average shares and equivalents
    outstanding (in thousands)    34,988    35,062    27,342    22,390    22,314
Earnings (loss) per share:
  Continuing operations           $ (.53)   $ 1.55    $ 1.13    $ (.01)   $(1.03)
  Discontinued operations <F5>         -         -         -         -       .72
  Cumulative effect of
    accounting change <F3>             -         -         -     (3.93)        -
                                   -----     -----     -----     -----     -----
Net earnings (loss) per share       (.53)     1.55      1.13     (3.94)     (.31)
                                   =====     =====     =====     =====     =====

Dividends paid per share          $  .48    $  .48    $  .48    $  .48    $  .92
                                   =====     =====     =====     =====     =====

Consolidated Balance Sheet Data
-------------------------------
Total assets                    $1,714.4  $1,496.1  $1,301.4  $1,110.6  $  917.4
Short-term debt <F4>               111.9      74.0      39.2      69.4      47.5
Long-term debt                     481.5     319.4     382.5     350.6     304.0
Shareholders' equity               555.1     597.2     371.1     230.9     259.0



FIVE-YEAR FINANCIAL SUMMARY  (continued)
---------------------------


(Millions of Dollars,
 Except Per Share Amounts)        1995      1994      1993      1992      1991
                                --------  --------  --------  --------  --------

Other Financial Information
---------------------------
Net cash provided from (used
  by) operating activities      $ (34.7)  $   24.3  $   43.5  $   57.2  $   52.5
Expenditures for property,
  plant and equipment              78.5       74.9      60.0      40.2      44.0
Depreciation expense               49.0       45.7      43.9      43.9      48.7


<F1> Includes restructuring charges of $26.9 million, reengineering and other charges of $13.9 million and an adjustment of assets held for sale to net realizable value of $51.8 million in 1995 and restructuring charges of $19.2 million in 1993.

<F2> Includes special charges of $14 million and $25 million in 1992 and 1991, respectively.

<F3> The company changed its method of accounting for postretirement benefits other than pensions effective in 1992.

<F4> Includes current maturities of long-term debt.

<F5> Discontinued operations reflect the operating results (and sale in 1991)
     of the company's fastening systems business and include an allocation of interest expense based on annual net asset ratios.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         -----------------------------------


OVERVIEW
--------

Federal-Mogul's core business is providing value-added services for the distribution and manufacture of non-discretionary parts to the global vehicular aftermarket and to vehicular and industrial original equipment manufacturers. The strategic direction of the company is to increase the emphasis on its aftermarket business opportunities, capitalizing on its strength in global distribution and systems logistics to improve customer service.

During 1995, the company made several acquisitions in support of this strategic direction. In June, the company acquired Bertolotti, an Italian distributor of premium-brand European auto and truck parts. Centropiezas, one of Puerto Rico's largest retailers of automotive aftermarket parts, and Seal Technology Systems, Ltd., a leading designer and manufacturer of oil seals and gaskets in Cardiff, Wales, were purchased in September. These acquisitions will strengthen Federal-Mogul's position as a world leader in the automotive aftermarket.

The company also sold its Precision Forged Products Division and its equity stake in Westwind Air Bearings, Ltd. during 1995. In the fourth quarter of 1995, the company announced that it will sell two other non-core manufacturing operations. Divesting these operations will allow Federal-Mogul to better allocate its resources to more effectively serve its aftermarket and original equipment customers and support the strategic direction of the company.

REENGINEERING
-------------

Federal-Mogul has initiated an extensive effort to transform the company from a manufacturer that distributes to a distributor that manufacturers. In doing so, the company intends to create additional value for its customers and shareholders. Federal-Mogul began reengineering its manufacturing locations several years ago and is now aggressively changing the entire corporation to eliminate functional and departmental barriers and behave as one enterprise. This initiative began with the creation of the Process Development and Change Management Office that reports directly to the Strategic Committee and updates the board of directors quarterly.

Federal-Mogul's strategy of serving its customers with the right part, at the right place, at the right time, to create the right value will be the foundation for everything it does.

This reengineering effort is guided by three principles: The Customer, designing the business from the customer's perspective; Process, organizing and functioning around processes vs. traditional functions; and Value, creating value in everything the company does.

The company has identified 28 initiatives to be completed over a five-year horizon to become the best of the best. Federal-Mogul believes that these efforts are critical in order for the company to place itself in a position to capitalize on the opportunities that are currently presenting themselves, as well as those that will arise into the 21st century.

RESULTS OF OPERATIONS
---------------------

Sales
-----


Aftermarket and original equipment sales by major geographic area were:



(Millions of Dollars)                 1995          1994          1993
                                    --------      --------      --------
Aftermarket:
  United States and Canada          $  776.9      $  804.0      $  674.9
  International                        530.9         392.6         299.4

Original Equipment:
  United States and Canada             465.4         523.7         435.6
  International                        222.7         175.6         165.6
                                     -------       -------       -------

Total sales                         $1,995.9      $1,895.9      $1,575.5
                                     =======       =======       =======


United States and Canada aftermarket sales decreased in 1995 primarily due to a decrease in the sale of engine parts. This occurred due to brand consolidation at the customer level of the company's Federal-Mogul, TRW and Sealed Power branded engine parts. In 1994, United States and Canada aftermarket sales improved primarily due to the acquisition of SPX Corporation's United States and Canadian automotive aftermarket operations, Sealed Power Replacement (SPR). Base sales were unchanged, with significant improvements in core engine products, pistons and oil seals, offset by decreases in ball bearing and suspension products, which were significantly impacted by a reduction in supplier order fill rates.

The increase in sales in the international aftermarket is largely attributable to the acquisitions of Varex, Bertlotti and Centropiezas. These acquisitions will significantly improve the company's position in the global aftermarket. The increase in sales in 1994 from 1993 is due primarily to the acquisition of Varex in 1994.

The company's international retail operations have continued to make modest gains in the marketplace. The number of stores has increased from 65 in 1994 to 128 in 1995 due to the acquisition of Centropiezas and expansion in other existing international markets. Sales from these outlets have increased from $39 million in 1994 to $88 million in 1995. The company expects this area to continue to grow during 1996.

United States and Canada original equipment sales decreased in 1995 due primarily to the sale of the company's Precision Forged Products Division in April 1995. In 1994, sales increased over 1993 due to stronger automotive and light truck production rates in North America. Sales in the new sealing products application for bonded pistons in transmissions grew in both
1995 and 1994.

International original equipment sales increased significantly during 1995 due to market penetration of engine bearings and appreciating European currencies. In 1994, sales increased as a result of favorable currency rates and improving European vehicle production.

Operating Margin
----------------

The company's operating margin decreased in 1995 due primarily to a change in sales mix and additional expenses incurred in conjunction with the expansion of the company's retail operations, primarily in South Africa and Puerto Rico. Margins in 1994 increased from 1993 due primarily to the acquisition and successful integration of SPR during 1994. The company's global sourcing efforts also yielded substantial savings.

Gains on Sales of Businesses
----------------------------

During 1995, the company sold its equity interest in Westwind Air Bearings, Ltd. recognizing a pretax gain of $16.2 million and its Precision Forged Products Division for a pretax gain of $7.8 million.

Restructuring Charges
---------------------

The company recorded a restructuring charge of $20.8 million in the fourth quarter for costs associated with employee severance and exit costs of certain facilities. The charge is comprised of $15.2 million for employee termination costs and $5.6 million for facility exit costs. Severance actions and facility consolidations will be substantially completed by early 1996.

These actions are an effort to concentrate resources appropriately and are expected to improve operating margin by approximately $9 million annually. The cash portion of this charge is $19.0 million, the majority of which is expected to be paid out during 1996.

The company also recorded a restructuring charge of $6.1 million in the second quarter comprised of $4.9 million to pay terminated employees primarily in Argentina, the U.S. and Europe, and $1.2 million for location closings and lease terminations. The entire charge of $6.1 million was paid and charged against the reserve in 1995.

Reengineering and Other Charges
-------------------------------

As discussed previously, Federal-Mogul has initiated an extensive effort to reengineer the business by transforming the company from a manufacturer that distributes to a distributor that manufacturers. This effort is ongoing and is expected to result in significant improvements to operating results. A $13.9 million charge was recorded in the fourth quarter for costs associated with this effort, along with certain other non-recurring costs relating to brand consolidation at the customer level of the company's Federal-Mogul, TRW and Sealed Power branded engine parts. Costs charged against this reserve in 1995 were $8.8 million, with the remainder expected to be charged against the reserve in 1996.

Adjustment of Assets Held for Sale to Net Realizable Value
----------------------------------------------------------

The company continually reviews all components of its business for possible improvement of future profitability through acquisition, divestiture, reengineering or restructuring. As a result of this process, the company decided in the fourth quarter of 1995 to sell its U.S. ball bearing division, its heavy wall bearing division in Germany and certain other non-strategic assets. Concurrent with these decisions, the company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", effective January 1, 1995. The new statement addresses the accounting for impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets. The statement establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of impaired assets be reduced to fair value. The company estimated the fair value of the businesses held for sale based on discussions with prospective buyers, adjusted for selling costs. The fair value of other assets to be disposed of is measured by the discounted future cash flows less costs to sell. The company expects to improve operating margin by approximately $8 million annually after the sale of these non-strategic assets. The company expects to complete the majority of these dispositions in 1996. The total fair value of the assets held for sale, less costs to sell at December 31, 1995, is approximately $45 million. An adjustment of $51.8 million to reduce assets held for sale to net realizable value was recorded in 1995.

Other Income and Expense
------------------------

Interest expense increased $16.1 million in 1995 due to higher levels of debt necessary to finance the Varex, Bertolotti and Centropiezas acquisitions, a stock repurchase program completed in January 1995 and increased levels of working capital. The decrease in interest expense in 1994 from 1993 was due to the issuance of 5.75 million shares of common stock in February 1994, the proceeds of which were used to pay a substantial portion of the revolving credit facility balance.

Amortization of intangible assets increased in 1995 due to the goodwill amortization related to the acquisitions of Varex, Bertolotti and Centropiezas. Amortization increased in 1994 from 1993 primarily due to amortization of goodwill, and trademark and non-compete agreements associated with the SPR acquisition.

International currency exchange losses decreased in 1995 due to the devaluation of the Brazilian cruzeiro in the first half of 1994.

Income Taxes
------------

The company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". At December 31, 1995, the company had deferred tax assets of $108.7 million and deferred tax liabilities of $76.0 million.

The company records valuation allowances ($23.7 million at December 31, 1995) for all deferred tax assets, except where management believes it is more likely than not that the tax benefit will be realized. A valuation allowance was not established against deferred tax assets attributable to the company's postretirement benefit obligation and a portion of its German net operating loss carryforward.

The deferred tax asset for the company's postretirement benefit obligation was $58.5 million at December 31, 1995. The company expects that the tax deduction associated with this obligation will be claimed over a period of 35 to 40 years. The total amount of future taxable income in the United States necessary to realize the asset is approximately $158 million. The company expects to generate sufficient taxable income in the United States through future operations in order to fully realize the deferred tax asset for the company's postretirement benefit obligation.

The deferred tax asset attributable to a portion of the German net operating loss carryforward was $32.3 million at December 31, 1995. The carryforward is not subject to expiration. The company expects that sufficient taxable income will be generated through the reversal of existing taxable temporary differences to enable that portion of the carryforward to be utilized.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operations decreased in 1995 due primarily to an inventory build which enhanced product availability at various locations throughout the world. The increase in accounts receivable corresponded to the increase in sales. The company believes that cash flow from operations, together with borrowings available under the company's revolving credit facility, will continue to be sufficient to meet its ongoing working capital requirements.

Cash flow used by investing activities increased due to the acquisitions of Bertolotti, Centropiezas and Seal Technology Systems, Ltd., offset somewhat by the proceeds from the sales of the Precision Forged Products Division and Westwind Air Bearings, Ltd. Capital expenditures are anticipated to be approximately $66 million in 1996, primarily for expansion of the company's aftermarket capacity and enhanced manufacturing capabilities.

Cash flow from financing activities increased in 1995 as the company increased its borrowings to fund the acquisitions noted above as well as increased levels of working capital. In February 1994, the company issued 5.75 million shares of common stock generating net proceeds of $191 million, which were used to repay debt incurred for the 1993 acquisition of SPR. In August 1994, the company filed a registration statement with the SEC for the issuance of medium-term notes not to exceed $200 million. In November 1994, the company issued $54 million of the medium-term notes to finance the acquisition of Varex. During June 1993, the company repaid a $125 million term loan with the net proceeds from the sale of $40 million of accounts receivable and $85 million of the $116 million of net proceeds received from the sale of
6.2 million shares of the company's common stock in April 1993.

ENVIRONMENTAL MATTERS
---------------------

The company is a party to three lawsuits filed in various jurisdictions alleging claims pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other state or federal environmental laws. In addition, the company has been notified by the Environmental Protection Agency and various state agencies that it may be a potentially responsible party (PRP) for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. Although these laws could impose joint and several liability upon each party at any site, the potential exposure is expected to be limited because at all sites other companies, generally including many large, solvent public companies, have been named as PRPs. In addition, the company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the company has accrued the estimated cost associated with such matters. Management believes these accruals, which have not been reduced by any anticipated insurance proceeds, will be adequate to cover the company's estimated liability for these exposures.

FOREIGN CURRENCY AND COMMODITY CONTRACTS
----------------------------------------

The company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates and raw material price fluctuations. Derivative financial instruments are utilized by the company to reduce those risks. The company does not hold or issue financial instruments for trading purposes.

The company has entered into forward exchange contracts and purchased currency options to hedge committed and anticipated sales and purchases denominated in foreign currencies. Some of the contracts involve the exchange of two currencies according to local needs in foreign subsidiaries. The term of the currency derivatives is less than one year. The purpose of the company's foreign currency hedging activities is to protect the company from the risk that the eventual U.S. dollar cash flows resulting from the purchase of products from suppliers and sale of products to customers in international markets will be adversely affected by changes in exchange rates.

The company has foreign exchange contracts totaling $31.5 million and related deferred losses totaling $.3 million at December 31, 1995.

The company has also entered into copper contracts to hedge against the risk of price increases. These contracts are expected to offset the effects of price changes on the firm purchase commitments for copper. Under the agreements, the company is committed to purchase 5.7 million pounds of copper. The net unrealized gain on these firm purchase commitments at December 31, 1995 is $.4 million, which will be recognized in earnings as copper is purchased.

Deferred gains and losses are included in other assets and liabilities and recognized in earnings when the future purchase or sale occurs, or at a point in time when the purchase or sale is no longer expected to occur. All amounts deferred at December 31, 1995 are expected to be recognized in earnings in 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------


CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------


Year Ended December 31                              1995       1994       1993
                                                  --------   --------   --------
                                                       (Millions of Dollars,
                                                     Except Per Share Amounts)
Net sales                                         $1,995.9   $1,895.9   $1,575.5
Cost of products sold                              1,559.6    1,486.4    1,263.8
Selling, distribution and administrative expenses    324.9      276.8      227.3
                                                   -------    -------    -------
    Operating margin                                 111.4      132.7       84.4

Gain on sales of businesses                           24.0          -       19.2
Restructuring charges                                (26.9)         -      (19.2)
Reengineering and other charges                      (13.9)         -          -
Adjustment of assets held for
  sale to net realizable value                       (51.8)         -          -
                                                   -------    -------    -------
                                                      42.8      132.7       84.4

Other income (expense):
  Amortization of intangible assets                  (12.0)     (10.0)      (6.8)
  Interest expense                                   (37.3)     (21.2)     (25.9)
  Interest income                                      9.6        7.6        7.6
  International currency exchange losses              (2.9)      (5.5)      (5.7)
  Other                                               (3.4)      (1.5)       4.0
                                                   -------    -------    -------
    Earnings (loss) before income taxes               (3.2)     102.1       57.6

Income taxes                                           6.5       38.8       17.5
                                                   -------    -------    -------

    Net Earnings (Loss)                           $   (9.7)  $   63.3   $   40.1
                                                   =======    =======    =======

Earnings (Loss) Per Common and Equivalent Share <F1>

  Primary                                         $   (.53)  $   1.55   $   1.13
                                                  ========    =======    =======

  Fully Diluted                                   $   (.53)  $   1.46   $   1.12
                                                   =======    =======    =======

<F1> Based on net earnings (loss) after deduction of preferred stock dividends, net of related tax benefits, of $8.9 million, $9.0 million and $9.1 million for 1995, 1994 and 1993, respectively.


See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEETS
---------------------------


December 31                                                1995         1994
                                                         --------     --------
                                                         (Millions of Dollars)

Assets
------
Current Assets:
  Cash and equivalents                                   $   19.4     $   25.0
  Accounts receivable                                       303.4        269.5
  Inventories                                               507.1        372.1
  Prepaid expenses and income tax benefits                   55.8         37.6
                                                          -------      -------
    Total Current Assets                                    885.7        704.2

Property, Plant and Equipment                               434.7        437.3
Goodwill                                                    226.5        172.9
Other Intangible Assets                                      66.6         71.2
Business Investments and Other Assets                       100.9        110.5
                                                          -------      -------
      Total Assets                                       $1,714.4     $1,496.1
                                                          =======      =======

Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:
  Short-term debt                                        $  111.9     $   74.0
  Accounts payable                                          172.7        136.6
  Accrued compensation                                       32.3         33.3
  Other accrued liabilities                                 101.9         92.0
                                                          -------      -------
    Total Current Liabilities                               418.8        335.9

Long-Term Debt                                              481.5        319.4
Postemployment Benefits                                     213.0        199.8
Other Accrued Liabilities                                    46.0         43.8
                                                          -------      -------
      Total Liabilities                                   1,159.3        898.9

Shareholders' Equity:
  Series D preferred stock                                   76.6         76.6
  Series C ESOP preferred stock                              56.8         59.1
  Unearned ESOP compensation                                (34.3)       (39.8)
  Common stock                                              175.2        174.9
  Additional paid-in capital                                280.8        277.8
  Retained earnings                                          45.0         82.0
  Currency translation and other                            (45.0)       (33.4)
                                                          -------      -------
      Total Shareholders' Equity                            555.1        597.2
                                                          -------      -------
      Total Liabilities and Shareholders' Equity         $1,714.4     $1,496.1
                                                          =======      =======

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------


Year Ended December 31                                 1995      1994      1993
                                                     --------  --------  --------
                                                        (Millions of Dollars)
Cash Provided From (Used By) Operating Activities
-------------------------------------------------
Net earnings (loss)                                  $  (9.7)  $  63.3   $  40.1
Adjustments to reconcile net earnings (loss) to net
  cash provided from (used by) operating activities:
    Depreciation and amortization                       61.0      55.7      50.7
    Gain on sale of business investments               (24.0)        -     (19.2)
    Restructuring charges                               26.9         -      19.2
    Reengineering and other charges                     13.9         -         -
    Adjustment of assets held for
      sale to net realizable value                      51.8         -         -
    Deferred income taxes                              (16.2)      8.1      (8.8)
    Postemployment benefits other than pensions          4.2       4.0       6.6
    Increase in accounts receivable                     (3.7)    (61.7)    (40.3)
    (Increase) decrease in inventories                (106.9)    (33.0)      6.1
    Payments against restructuring
      and reengineering reserves                       (19.4)    (14.0)    (12.7)
    Increase (decrease) in current
      liabilities and other                            (12.6)      1.9       1.8
                                                      ------    ------    ------
        Net Cash Provided From (Used By)
          Operating Activities                         (34.7)     24.3      43.5

Cash Provided From (Used By) Investing Activities
-------------------------------------------------
Expenditures for property, plant and equipment         (78.5)    (74.9)    (60.0)
Acquisition of business investments                    (72.1)    (58.3)   (147.4)
Payments for rationalization of acquired businesses     (7.3)    (24.5)    (10.5)
Proceeds from sales of business investments             48.5         -      38.3
Other                                                      -       (.8)      (.5)
                                                      ------    ------    ------
        Net Cash Provided From (Used By)
          Investing Activities                        (109.4)   (158.5)   (180.1)

Cash Provided From (Used By) Financing Activities
-------------------------------------------------
Issuance of common stock                                  .2     196.8     122.1
Repurchase of common stock                              (9.0)    (10.6)        -
Proceeds from issuance of long-term debt               166.2     157.8     258.3
Principal payments on long-term debt                   (24.9)   (203.7)   (227.3)
Increase (decrease) in short-term debt                  33.7      14.8     (24.1)
Sale of accounts receivable                                -         -      39.6
Dividends                                              (27.3)    (27.7)    (23.9)
Other                                                    (.4)     (2.0)      (.3)
                                                      ------    ------    ------
        Net Cash Provided From Financing Activities    138.5     125.4     144.4
                                                      ------    ------    ------
        Increase (Decrease) in Cash and Equivalents     (5.6)     (8.8)      7.8
Cash and Equivalents at Beginning of Year               25.0      33.8      26.0
                                                      ------    ------    ------
      Cash and Equivalents at End of Year            $  19.4   $  25.0   $  33.8
                                                      ======    ======    ======


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------
                              Series C  Unearned                            Currency
                    Series D    ESOP     ESOP           Additional          Transla-
                    Preferred Preferred Compen-  Common  Paid-In   Retained tion and
                      Stock     Stock   sation   Stock   Capital   Earnings  Other    Total
                    --------- --------- -------- ------ ---------- -------- -------- -------
                                             (Millions of Dollars)
Balance at
  January 1, 1993      $ 76.6  $ 60.9   $(49.2)  $111.9   $ 19.3    $ 30.2   $(18.8) $230.9
-----------------
Net earnings                                                          40.1             40.1
Issuance of
  common stock                                     33.9     91.0                      124.9
Exercise of
  stock options                                     1.7      5.3                        7.0
Retirement of
  preferred stock                 (.7)                                                  (.7)
Amortization of
  unearned compensation                    4.6                                          4.6
Dividends                                                            (23.9)           (23.9)
Preferred dividend
  tax benefits                                               1.6                        1.6
Currency translation                                                          (10.7)  (10.7)
Sale of business                                                                2.4     2.4
Pension adjustment                                                             (5.1)   (5.1)
                       -----    -----    -----    -----    -----     -----    -----   -----
Balance at
  December 31, 1993     76.6     60.2    (44.6)   147.5    117.2      46.4    (32.2)  371.1
-------------------
Net earnings                                                          63.3             63.3
Issuance of
  common stock                                     28.8    162.5                      191.3
Exercise of
  stock options                                     1.6      6.1                        7.7
Repurchase of
  common stock                                     (3.0)    (9.6)                     (12.6)
Retirement of
  preferred stock                (1.1)                                                 (1.1)
Amortization of
  unearned compensation                    4.8                                   .2     5.0
Dividends                                                            (27.7)           (27.7)
Preferred dividend
  tax benefits                                               1.6                        1.6
Currency translation                                                           (6.3)   (6.3)
Pension adjustment                                                              4.9     4.9
                       -----    -----    -----    -----    -----     -----    -----   -----
Balance at
  December 31, 1994     76.6     59.1    (39.8)   174.9    277.8      82.0    (33.4)  597.2
-------------------
Net loss                                                              (9.7)            (9.7)
Issuance of
  common stock                                      2.2      6.5               (7.7)    1.0
Exercise of
  stock options                                               .2                         .2
Repurchase of
  common stock                                     (1.9)    (5.3)                      (7.2)
Retirement of
  preferred stock                (2.3)                                                 (2.3)
Amortization of
  unearned compensation                    5.5                                          5.5
Dividends                                                            (27.3)           (27.3)
Preferred dividend
  tax benefits                                               1.6                        1.6
Currency translation                                                           (1.5)   (1.5)
Pension adjustment                                                             (2.4)   (2.4)
                       -----    -----    -----    -----    -----     -----    -----   -----
Balance at
  December 31, 1994   $ 76.6   $ 56.8   $(34.3)  $175.2   $280.8    $ 45.0   $(45.0) $555.1
-------------------    =====    =====    =====    =====    =====     =====    =====  ======


See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


1.  ACCOUNTING POLICIES
    -------------------

Organization - Federal-Mogul Corporation's core business is providing value-added services for the distribution and manufacture of non-discretionary parts to the global vehicular aftermarket and to vehicular and industrial original equipment manufacturers.

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

Inventories - Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 52% and 61% of the inventory at December 31, 1995 and 1994, respectively. The remaining inventories are costed using the first-in, first-out (FIFO) method. If inventories had been valued at current cost, amounts reported at December 31 would have been increased by $54.2 million in 1995 and $61.7 million in 1994.

At December 31, inventories consisted of the following:

     (Millions of Dollars)                     1995              1994
                                              ------            ------
     Finished products                        $469.6            $342.9
     Work-in-process                            34.1              27.7
     Raw materials                              28.6              27.2
                                               -----             -----
                                               532.3             397.8

     Reserve for inventory valuation            25.2              25.7
                                               -----             -----
                                              $507.1            $372.1
                                               =====             =====


Inventory quantity reductions resulting in liquidations of certain LIFO inventory layers and the reduction in international locations using the LIFO method increased net earnings in 1994 and 1993 by $1.6 million ($.04 per share) and $5.3 million ($.15 per share), respectively. There was no effect on operations for 1995.

Goodwill and Other Intangible Assets - Intangible assets, which result principally from acquisitions, consist of goodwill, trademark and non-compete agreements, patents and other intangibles and are amortized on a straight-line basis over appropriate periods, generally ranging from 7 to 40 years. Goodwill and other intangible assets reflected in the consolidated balance sheets are net of accumulated amortization of $14.2 million and $8.8 million for goodwill and $16.9 million and $11.1 million for other intangible assets at December 31, 1995 and 1994, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


1.  ACCOUNTING POLICIES  (continued)
    -------------------

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

Earnings Per Share - The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully-diluted earnings per share additionally assumes, when the effect is dilutive, the conversion of outstanding Series C ESOP and Series D preferred stock and the contingent issuance of common stock to satisfy the Series C ESOP preferred stock redemption price guarantee. The number of contingent shares used in the fully-diluted calculation is based on the market price of the company's common stock on December 31, 1995, and the number of preferred shares held by the Employee Stock Ownership Plan (ESOP) as of December 31 of each of the respective years.

The primary weighted average number of common and equivalent shares outstanding (in thousands) was 34,988, 35,062 and 27,342 for 1995, 1994 and 1993, respectively. The fully-diluted weighted average number of common and equivalent shares outstanding (in thousands) was 34,992, 41,812 and 34,211 for 1995, 1994 and 1993, respectively.

Net earnings used in the computation of primary earnings per share are reduced by preferred stock dividend requirements. Net earnings used in the computation of fully-diluted earnings per share are reduced by amounts representing the additional after-tax contribution that would be necessary to meet ESOP debt service requirements under an assumed conversion of the Series C ESOP preferred stock when the effect is dilutive.

Environmental Liabilities - The company recognizes environmental liabilities when a loss is probable and can be reasonably estimated. Such obligations are generally not subject to insurance coverage.

Each environmental obligation is estimated by engineering and legal specialists within the company based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties ("PRPs") will be able to fulfill their commitments at the sites where the company may be jointly and severally liable. At sites being addressed under the U.S. Comprehensive Environmental Response, Compensation and Liability Act or similar state laws (the "Superfund Sites"), the company typically recognizes an estimated liability once it has been named as a PRP and has determined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


1.  ACCOUNTING POLICIES  (continued)
    -------------------

that such estimated liability is probable. The Superfund Sites are primarily multi-PRP sites not owned or operated by the company. An estimated liability is typically recognized either upon completion of an environmental assessment or when the company proposes an agreement with the appropriate regulatory agency to take action at a site.

The company periodically evaluates and revises its estimates for environmental obligations based on expenditures against established reserves and the availability of additional information.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications - Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


2.  ACQUISITIONS
    ------------

The company accounted for the following acquisitions as purchases, and accordingly, the purchase prices have been allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date. The consolidated statements of earnings include the operating results of the acquired businesses from the acquisition dates unless otherwise stated.

On September 30, 1995, the company completed its acquisition of the Centropiezas group, a chain of retail stores in Puerto Rico. Annual sales of Centropiezas are approximately $40 million.

Wales-based Seal Technology Systems Ltd. (STS), a leading designer and manufacturer of a specialized range of seals and gaskets for the automotive sector and other industrial markets was purchased September 25, 1995. Annual sales of STS are approximately $15 million.

The company acquired Bertolotti Pietro e Figli, S.r.l. (Bertolotti), a distributor of premium brand European auto and truck parts throughout Italy on June 28, 1995. Annual sales of Bertolotti are approximately $60 million.

On October 31, 1994, the company purchased all the outstanding shares of Varex Corporation, Ltd. (Varex), the largest independent auto parts distributor in South Africa. In 1995, Varex sales were $133 million.
The consolidated statements of earnings includes the operating results of Varex from July 1, 1994.

On October 26, 1993, the company purchased SPX Corporation's United States and Canadian automotive aftermarket operations, Sealed Power Replacement (SPR) for $167 million. The company and SPX Corporation also executed a non-compete agreement making Federal-Mogul the sole distributor of engine and chassis parts sold under the Sealed Power and Speed-Pro brand names in North America. Federal-Mogul also acquired the right to use these trademarks throughout the rest of the world. The excess of the consideration paid over the estimated fair value of net assets acquired of $70 million has been recorded as goodwill.

The following unaudited pro forma results of operations for the year ended December 31, 1993 assumes the acquisition of SPR occurred as of January 1, 1993 after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


2.  ACQUISITIONS  (continued)
    ------------



     (Millions of Dollars,
      Except Per Share Amounts)                         1993
                                                     ----------
     Net sales                                        $1,705.3

     Earnings from continuing operations                  74.3

     Net earnings                                         50.2

     Net earnings per common share:
       Primary                                        $   1.50
       Fully diluted                                      1.41


Operating results for 1993 also included a $1.0 million charge to provide for certain aspects of the rationalization of the company's present aftermarket business. This charge includes costs incurred for severance, eliminating redundant company facilities and equipment, and integrating the operations of the acquired businesses.

On April 27, 1993, the company's wholly-owned Australian subsidiary, Federal-Mogul Pty. Ltd., acquired the automotive aftermarket business and certain assets of Brown & Dureau Automotive Pty. Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


3.  SALES OF BUSINESSES
    -------------------

In December 1995, the company sold its equity interest in Westwind Air Bearings, Ltd. (Westwind) in England and its affiliated operations in the United States and Japan for $20.5 million. The pretax earnings effect was a gain of $16.2 million.

In April 1995, the company completed the sale of the operations and substantially all of the assets of its Precision Forged Products Division to Borg-Warner Automotive, Inc. (Borg-Warner) in a transaction valued at approximately $45 million. The company received $28.0 million in cash, retained the division's customer receivables and recognized a pretax gain of $7.8 million. Additionally, Borg-Warner assumed certain operating liabilities. The results of operations of the Precision Forged Products Division have been included in the company's consolidated statement of earnings through the date of sale.

In November 1993, the company sold equity interests in a Bermuda-based insurance company, Corporate Officers and Directors Assurance Holding Ltd., for $5.5 million to ACE Limited. The pretax earnings effect was a gain of $2.7 million.

In September 1993, the company sold its equity interest in the Japanese engine bearing manufacturer, Taiho Kogyo Co., for $9.3 million. A total of 1,544,400 shares were sold to Taiho's principal shareholders, Toyota Motor Corporation and certain Toyota affiliates. The pretax earnings effect was a gain of $8.8 million.

In April 1993, the company sold the assets and business of its subsidiary, Westwind, for $16.3 million in cash and a 20% equity position in the new Westwind operating company. The pretax earnings effect was a gain of $5.1 million. The 20% equity position was sold in December 1995 (see above).

In 1993, the company also sold idle land connected with its Glyco operations for $5.0 million, resulting in a pretax gain of $1.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


4.  RESTRUCTURING CHARGES
    ---------------------

Results of operations in the second and fourth quarters of 1995 include pretax restructuring charges of $6.1 million and $20.8 million, respectively. These charges are comprised of $20.1 million for employee severance and $6.8 million for exit costs of certain facilities. The workforce reductions and consolidation of facilities will be substantially completed by early 1996.

These actions are an effort to concentrate resources allowing the company to achieve its long-term strategic growth objectives. Operating margin is expected to increase by approximately $9 million annually as a result of these actions. The cash portion of these charges is $25.1 million, the majority of which is expected to be paid out during 1996.

Employee severance costs for 1995 resulted from the termination of a total of approximately 750 employees, primarily in Argentina, the United States and Europe. The separation costs are based on the minimum levels that would be paid to the affected employees pursuant to the company's workforce reduction program and certain foreign governmental requirements.

Exit costs include efforts to consolidate and restructure selected operations primarily in the United States. The consolidation charge includes additional costs for certain aftermarket and related facilities consolidated after the acquisition of SPR.

Results of operations for 1993 include pretax restructuring charges totaling $19.2 million. These charges primarily consisted of $7.0 million to consolidate the Lafayette, Tennessee fuel systems plant with the Lighting and Electrical Division and $8.4 million to provide for personnel reductions at the Glyco manufacturing facilities in Germany. Under new guidance introduced in 1994, $3.0 million of these costs would not have qualified as restructuring costs. Spending related to the Lafayette reserve was completed by December 31, 1994. Spending related to the Glyco reserves was approximately $1.1 million in 1995 and $2.5 million in 1994. In 1994, $2.1 million of the Glyco reserve was reversed into income due to favorable tax treatment from the German government.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


5.  REENGINEERING AND OTHER CHARGES
    -------------------------------

Federal-Mogul has initiated an extensive effort to reengineer the business by transforming the company from a manufacturer that distributes to a distributor that manufactures. This effort is ongoing and is expected to result in significant improvements to operating results.
In 1995, the company recorded $13.9 million of pretax charges for reengineering and other costs. These charges include $7.0 million in consulting and personnel costs to reengineer the business on a company-wide basis and $6.9 million primarily for certain other non-recurring costs relating to brand consolidation at the customer level of the company's Federal-Mogul, TRW and Sealed Power branded engine parts. The majority of the charge is expected to be paid out during 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


6.  ADJUSTMENT OF ASSETS HELD FOR SALE TO NET REALIZABLE VALUE
    ----------------------------------------------------------

The company continually reviews all components of its business for possible improvement of future profitability through acquisition, divestiture, reengineering or restructuring. After such a review in the fourth quarter of 1995, the company decided to sell its U.S. ball bearing division, its heavy-wall bearing business in Germany and certain other non-strategic assets. Concurrent with these decisions, the company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", effective as of January 1, 1995. The new statement addresses the accounting for the impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets. The statement establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of impaired assets be reduced to fair value. The company estimated the fair value of the businesses held for sale based on discussions with prospective buyers, adjusted for selling costs. The fair value of other assets to be disposed of was measured by the discounted future cash flows less costs to sell. The company expects to improve operating margin by approximately $8 million annually after the sale of these non-strategic assets. The company expects to complete the majority of these dispositions in 1996. The total fair value of the assets held for sale, less costs to sell, at December 31, 1995 is approximately $45 million. An adjustment of $51.8 million to reduce assets held for sale to net realizable value was recorded in 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


7.  FINANCIAL INSTRUMENTS
    ---------------------

Foreign Exchange Risk Management
--------------------------------

The company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates and raw material price fluctuations. Derivative financial instruments are utilized by the company to reduce those risks. The company does not hold or issue financial instruments for trading purposes.

The company has entered into forward exchange contracts and purchased currency options to hedge committed and anticipated sales and purchases denominated in foreign currencies. Some of the contracts involve the exchange of two currencies according to local needs in foreign subsidiaries. The term of the currency derivatives is less than one year. The purpose of the company's foreign currency hedging activities is to protect the company from the risk that the eventual U.S. dollar cash flows resulting from the purchase of products from suppliers and sale of products to customers in international markets will be adversely affected by changes in exchange rates.

The company's foreign exchange contracts at December 31 are summarized below:


(Millions of Dollars)             1995                       1994
                        ------------------------    ------------------------
                         Contract     Deferred       Contract     Deferred
                          Amount        Loss          Amount        Gain
                        -----------  -----------    ----------   -----------
Forwards                  $ 23.5       $ (.3)         $  9.6        $  .4
Options Purchased            8.0           -             1.0            -
                           -----        ----           -----         ----
                          $ 31.5       $ (.3)         $ 10.6        $  .4
                           =====        ====           =====         ====

The company has also entered into copper contracts to hedge against the risk of price increases. These contracts are expected to offset the effects of price changes on the firm purchase commitments for copper. Under the agreements, the company is committed to purchase 5.7 million pounds of copper. The net unrealized gain on these firm purchase commitments at December 31, 1995 is $.4 million, which will be recognized in earnings as copper is purchased.

Deferred gains and losses are included in other assets and liabilities and recognized in earnings when the future purchase or sale occurs or at the point in time when the purchase or sale is no longer expected to occur. All amounts deferred at December 31, 1995 are expected to be recognized in operations in 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


7.  FINANCIAL INSTRUMENTS  (continued)
    ---------------------

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially subject the company to concentrations of credit risk consist primarily of accounts receivable and cash investments. The company's customer base includes virtually every significant global automotive manufacturer and a large number of distributors and installers of automotive replacement parts. However, the company's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions help to mitigate any concentration of credit risk.
The company also has cash investment policies that limit the amount of credit exposure to any one financial institution and require placement of investments in financial institutions evaluated as highly creditworthy.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable, accounts payable and short-term borrowings approximate their fair values. The carrying amounts and estimated fair values of the company's long-term borrowings were $481.5 million and $509.3 million at December 31, 1995. The fair value of the long-term debt is estimated using discounted cash flow analysis and the company's current incremental borrowing rates for similar types of arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


8.  ACCOUNTS RECEIVABLE SECURITIZATION
    ----------------------------------

In March 1993 and June 1992, the company entered into agreements to sell, on a revolving basis, an undivided interest in a designated pool of accounts receivable. Accordingly, the company irrevocably and without recourse transferred all of its U.S. dollar denominated trade accounts receivable (approximately $201.8 million at December 31, 1995 and principally representing amounts owed to the company by original equipment and aftermarket customers in the U.S. automotive and related industries) and $7.8 million of its Canadian receivables to the Federal-Mogul Trade Receivables Master Trust (Trust). The Trust sold investor certificates representing an interest in $40 million and $55 million of Trust assets in 1993 and 1992, respectively. The company holds seller certificates representing an interest in the remaining assets of the Trust. These certificates are included with accounts receivable in the company's balance sheet at December 31, 1995. The agreement expires in 1997.

The Trust agreement requires the company to maintain its interest in the assets of the Trust at a certain calculated participation level (approximately 42% at December 31, 1995) which, if not met, requires the company to contribute cash or additional trade accounts receivable in order to satisfy such participation requirement. The company exceeded the required participation level by approximately $45 million and $47 million as of December 31, 1995 and 1994, respectively.

All losses, credits or other adjustments on receivables owned by the Trust are deductions from the assets represented by the seller certificates owned by the company. Accordingly, the owners of the investor certificates have no recourse to the company beyond the assets represented by the seller certificates. The company does not generally require collateral for its trade accounts receivable and maintains an allowance ($13.4 million and $14.1 million at December 31, 1995 and 1994, respectively) based upon the expected collectibility of all trade accounts receivable, including receivables sold.

Accounts receivable in both the 1995 and 1994 consolidated balance sheets exclude $95 million of investor certificates sold. The discounts of $6.7 million in 1995 and $6.2 million in 1994 related to the sales of receivables under the agreement have been classified as reductions of other income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


9.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

Property, plant and equipment are stated at cost and include expenditures for additional facilities and those expenditures which materially extend the useful lives of existing buildings and machinery and equipment.

Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

At December 31, property, plant and equipment consisted of the following:


     (Millions of Dollars)                 1995             1994
                                         --------         --------
     Land                                $  35.7          $  33.0
     Buildings                             180.8            181.8
     Machinery and equipment               451.2            441.8
                                          ------           ------
                                           667.7            656.6
     Accumulated depreciation             (233.0)          (219.3)
                                          ------           ------
                                         $ 434.7          $ 437.3
                                          ======           ======


The company leases various facilities and equipment under both capital and operating leases. Net assets subject to capital leases were not significant at December 31, 1995.

The balance of the deferred gain resulting from the 1988 sale and leaseback of a portion of the corporate headquarters complex was $8.5 million at December 31, 1995. The deferred gain is being amortized over the term of the lease as a reduction of rent expense. Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are, in millions: 1996--$18.3; 1997--$17.5; 1998--$15.9;
1999--$14.5; 2000--$11.1 and thereafter--$57.0. Future minimum lease payments have been reduced by approximately $24.2 million for amounts to be received under sublease agreements.

Total rental expense under operating leases was $34.0 million in 1995, $24.9 million in 1994 and $21.1 million in 1993, exclusive of property taxes, insurance and other occupancy costs generally payable by the company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


10.  DEBT
     ----

Long-term debt at December 31 consists of the following:


     (Millions of Dollars)                        1995          1994
                                                --------      --------
     Revolving credit facility                   $185.0        $ 55.0
     Medium-term notes                            125.0          90.0
     Notes payable                                 68.1          71.6
     ESOP obligation                               33.7          39.0
     European revolving credit facility            44.7          29.4
     Other                                         38.1          45.4
                                                  -----         -----
                                                  494.6         330.4
     Less current maturities
       included in short-term debt                 13.1          11.0
                                                  -----         -----
                                                 $481.5        $319.4
                                                  =====         =====

The company's $300 million revolving credit facility matures in June 1998 and has an interest rate of 50 basis points over LIBOR. As of December 31, 1995 the company had $185 million borrowed against the facility at an average interest rate of 6.17%.

In July 1994, the company increased its existing Universal Shelf from $102 million to $202 million. In August 1994, the company announced a Medium-Term Note Program for $200 million. Also in 1994, $90 million in medium-term notes were issued for the acquisition of Varex and to convert outstanding short-term debt to long-term debt. In 1995, $35.0 million in medium-term notes were issued for the acquisition of Bertolotti and to convert outstanding short-term debt to long-term debt. Notes were issued in maturities ranging from 5 to 10 years. The average interest rate was approximately 8.4%.

In December 1990 the company privately placed $75.0 million in notes with insurance companies. The amount outstanding on these notes was $68.1 million as of December 31, 1995. The interest rate on the notes was approximately 10%. The notes will be completely paid-off in December 2000.

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

The original ESOP obligation bore interest at the rate of 11.45% per annum. The obligation was refinanced with Bank of America and NBD on June 30, 1995 at a fixed interest rate of 7.19%. The ESOP obligation matures in December 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


10.  DEBT  (continued)
     ----

The company has a European revolving credit facility for $50 million. The amount borrowed against the facility as of December 31, 1995 was $44.7 million at a variable interest rate (50 basis points over the corresponding country LIBOR). The European revolving credit agreement matures in September of 1997.

The company has additional international lines of credit with several banks in the maximum amount of $183.7 million. At December 31, 1995 and 1994, borrowing under these lines of credit amounted to $75.8 million and $39.0 million, respectively.

Certain of the company's debt agreements contain restrictive covenants that, among other matters, require the company to maintain certain financial ratios and minimum levels of working capital and tangible net worth.

Aggregate maturities of long-term debt for each of the four years following 1996 are, in millions: 1997--$87.7; 1998--$212.3; 1999--$48.5; 2000--$47.1
and thereafter--$85.9.

Interest paid in 1995, 1994 and 1993 was $37.1 million, $21.4 million and $26.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


11.  CAPITAL STOCK AND PREFERRED SHARE PURCHASE RIGHTS
     -------------------------------------------------

The company's articles of incorporation authorize 60,000,000 shares of common stock, of which 35,044,859 shares, 34,987,810 shares and 29,497,994 shares were outstanding at December 31, 1995, 1994 and 1993, respectively. In February 1994, the company sold 5,750,000 shares of its common stock in a public offering which generated net proceeds of approximately $191 million. The proceeds were used to repay bank debt outstanding, including debt incurred for the acquisition of SPR. In April 1993, the company sold 6,250,000 shares of its common stock in a public offering which generated net proceeds of approximately $116 million. The proceeds were used to repay a portion of the debt incurred with the 1992 acquisition of TRW Inc.'s automotive aftermarket business. Simultaneously, the company issued 500,000 additional shares, valued at approximately $9.6 million, to contribute to the company's domestic pension plans.

The articles of incorporation also authorize 5,000,000 shares of preferred stock. At December 31, 1995, 1994 and 1993, 1,600,000 shares of $3.875
Series D convertible exchangeable preferred stock was outstanding. Sold to institutional investors in a private placement under rule 144A of the Securities Act, each share has a liquidation preference of $50 and is convertible into the company's common stock at a conversion price of $18 per share. The shares are not redeemable prior to September 1996, but they may be exchanged at the company's option for 7.75% convertible subordinated debentures due in 2012. Such debentures would be convertible into the company's common stock at a rate of $50 principal amount for each share of common stock and at the same conversion price as the Series D preferred stock.

The company's ESOP covers substantially all domestic salaried employees and allocates Series C ESOP convertible preferred stock to eligible employees based on their contributions to the Salaried Employees' Investment Program and their eligible compensation. The company had 892,620 shares, 926,136 shares and 944,016 shares of Series C ESOP preferred stock outstanding at December 31, 1995, 1994 and 1993, respectively. The company repurchased and retired 33,516 Series C ESOP preferred shares valued at $2.1 million during 1995 and 17,880 Series C ESOP preferred shares valued at $1.1 million during 1994, all of which were forfeited by participants upon early withdrawal from the plan.

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

The charge to operations for the cost of the ESOP was $4.4 million in 1995, $4.9 million in 1994 and $4.9 million in 1993. The company made cash contributions to the plan of $8.5 million in 1995 and $9.2 million in both 1994 and 1993 for debt service, including preferred stock dividends of $4.3 million in 1995, $4.5 million in 1994 and $4.5 million in 1993.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


11.  CAPITAL STOCK AND PREFERRED SHARE PURCHASE RIGHTS  (continued)
     -------------------------------------------------

In 1988, the company's Board of Directors authorized the distribution of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the company. Each Right entitles shareholders to buy one-half of one-hundredth of a share of a new series of preferred stock at a price of $70.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


12.  INCENTIVE STOCK PLANS
     ---------------------

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

Under the plans, options become exercisable ranging from six months to four years as determined by the Board of Directors at the time of grant. At December 31, 1995, 310,381 shares were available for future grants under the plans.

The following table summarizes the activity relating to the company's incentive stock plans:

                                             Number of
                                              Shares          Share Price
                                           -------------    ---------------
                                           (In Millions)

Outstanding at January 1, 1993                  2.4         $14.34 - $26.19
     Options granted                             .5          19.25 -  24.13
     Options exercised                          (.3)         14.34 -  22.69
     Options lapsed or canceled                  -
                                                ---

Outstanding at December 31, 1993                2.6         $15.69 - $26.19
     Options granted                             .1          28.63 -  36.69
     Options exercised                          (.3)         15.69 -  26.19
     Options lapsed or canceled                  -
                                                ---

Outstanding at December 31, 1994                2.4         $15.69 - $36.69
     Options granted                             .5          17.63 -  18.25
     Options exercised                            -
     Options lapsed or canceled                (.3)         18.19 -  36.69
                                                ---

Outstanding at December 31, 1995                2.6         $15.69 - $36.69
                                                ===

Exercisable at December 31, 1995                1.5         $15.69 - $26.19
                                                ===



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


13.  POSTEMPLOYMENT BENEFITS
     -----------------------

The company maintains several defined benefit pension plans which cover substantially all domestic employees and certain employees in other countries. Benefits for domestic salaried employees are based on compensation, age and years of service, while hourly employees' benefits are primarily based on negotiated rates and years of service. International plans maintained by the company provide benefits based on years of service and compensation.

The company's funding policy is consistent with funding requirements of federal and international laws and regulations. Plan assets consist primarily of listed equity securities and fixed income instruments.
As of December 31, 1995, plan assets included 309,000 shares of Federal-Mogul Corporation common stock valued at approximately
$6.1 million.

Net periodic pension cost for the company's defined benefit plans in 1995, 1994 and 1993 consists of the following:



(Millions of Dollars)
                                    U.S. Plans          International Plans
                              ----------------------   ----------------------
                               1995    1994    1993     1995    1994    1993
                              ------  ------  ------   ------  ------  ------
(Income)/Expense
Service cost - benefits
  earned during the period    $ 7.3   $ 6.8   $ 6.8    $  .4   $  .3   $  .4
Interest cost on projected
  benefit obligation           15.0    14.0    12.9      2.7     2.4     2.2
Actual return on plan assets  (51.6)   (3.7)  (29.8)       -       -       -
Net amortization and deferral  28.6   (22.7)    7.3        -       -       -
Curtailment loss                 .5     1.1       -        -       -       -
                               ----    ----    ----     ----    ----    ----
Net periodic pension
  (income) cost               $ (.2)  $(4.5)  $(2.8)   $ 3.1   $ 2.7   $ 2.6
                               ====    ====    ====     ====    ====    ====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


13.  POSTEMPLOYMENT BENEFITS  (continued)
     -----------------------

The following table sets forth the funded status for the company's defined benefit plans at December 31:


(Millions of Dollars)
                                                             International
                                       U.S. Plans                Plans
                           -------------------------------   --------------
                           Assets Exceed      Accumulated     Accumulated
                            Accumulated        Benefits         Benefits
                             Benefits        Exceed Assets   Exceed Assets
                            1995    1994     1995    1994     1995    1994
                           ------  ------   ------  ------   ------  ------
Actuarial present value of
  benefit obligations:
    Vested benefit
      obligation           $ 95.6  $ 86.7   $ 79.9  $ 67.7   $ 35.0  $ 28.7
                            =====   =====    =====   =====    =====   =====
    Accumulated benefit
      obligation           $103.4  $ 92.6   $ 95.4  $ 78.8   $ 36.6  $ 30.0
                            =====   =====    =====   =====    =====   =====

    Projected benefit
      obligation           $105.0  $ 94.6   $ 96.0  $ 79.3   $ 36.7  $ 30.1
Plan assets at fair value   173.0   155.5     74.6    63.0        -       -
Plan assets in excess of
  (less than) projected
  benefit obligation         68.0    60.9    (21.4)  (16.3)   (36.7)  (30.1)
Unrecognized net (asset)
  liability at transition    (9.1)  (12.4)      .8      .9        -       -
Unrecognized prior
  service cost                 .2     (.2)     8.8     8.8        -       -
Unrecognized net
  (gain) loss               (18.3)   (8.4)     6.4     3.9      4.4     1.4
                            -----   -----    -----   -----    -----   -----
Accrued pension asset
  (liability) included
    in the consolidated
      balance sheet        $ 40.8  $ 39.9   $ (5.4) $ (2.7)  $(32.3) $(28.7)
                            =====   =====    =====   =====    =====   =====

The assumptions used in computing the above information are as follows:

                                  U.S. Plans          International Plans
                            ----------------------   ----------------------
                             1995    1994    1993     1995    1994    1993
                            ------  ------  ------   ------  ------  ------
Discount rates              7 1/2%  8 1/2%  7 1/2%   7 1/2%  8 1/2%    8%
Rates of increase in
  compensation levels       4 1/2%  5 1/2%  4 1/2%   4 1/2%  4 1/2%    5%
Expected long-term rates
  of return on assets          10%     10%     10%      N/A    N/A     N/A


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


13.  POSTEMPLOYMENT BENEFITS  (continued)
     -----------------------

The company's minimum liability adjustment was $15.3 million and $13.1 million for U.S. plans at December 31, 1995 and 1994, respectively, and $3.9 million and $2.5 million for international plans at December 31, 1995 and 1994, respectively.

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

The components of net periodic postretirement benefit costs are as follows as of December 31:


     (Millions of Dollars)

                                     1995         1994         1993
                                   --------     --------     --------
     Service cost                   $ 2.3        $ 2.8        $ 2.7
     Interest cost                   10.4          9.0         11.1
     Curtailment gain                (1.0)           -            -
     Amortized gains                 (1.1)           -            -
                                     ----         ----         ----
     Net periodic postretirement
       benefits cost                $10.6        $11.8        $13.8
                                     ====         ====         ====

The following schedule reconciles the funded status of the company's postretirement benefit plans to the amounts recorded in the company's balance sheets as of December 31:


     (Millions of Dollars)                         1995         1994
                                                 --------     --------
     Accumulated postretirement
       benefit obligations (APBO):
         Retirees                                 $ 95.8       $ 80.4
         Active plan participants                   48.7         46.9
                                                   -----        -----
                                                   144.5        127.3
     Unrecognized net gain                           7.6         26.6
     Unrecognized prior service cost                 4.5            -
                                                   -----        -----
     Accrued postretirement benefits liability    $156.6       $153.9
                                                   =====        =====

The discount rate used in determining the APBO was 7 1/2% at December 31, 1995 and 8 1/2% at December 31, 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


13.  POSTEMPLOYMENT BENEFITS  (continued)
     -----------------------

At December 31, 1995, the assumed annual health care cost trend used in measuring the APBO approximated 8% in 1995, declining to 7 1/2% in 1996 and to an ultimate rate of 5 1/2% estimated to be achieved in 2008.
At December 31, 1994, the assumed annual health care cost trend used in measuring the APBO approximated 8 1/2% in 1994, declining to 8% in 1995 and to an ultimate annual rate of 5 1/2% estimated to be achieved in 2008.

Increasing the assumed cost trend rate by 1% each year would have increased the APBO by approximately 11% at December 31, 1995 and 1994, respectively. Aggregate service and interest costs would have increased by approximately 13% for each of the years 1995, 1994 and 1993.

In 1991, the company established a retiree health benefits account (as defined in Section 401 of the Internal Revenue Code) within its domestic salaried employees' pension plan. Annually through the year 2000, the company may elect to transfer excess pension plan assets (subject to defined limitations) to the 401(h) account for purposes of funding current salaried retiree health care costs. The company transferred excess pension plan assets of $4.2 million in 1995, $4.0 million in 1994 and $3.6 million in 1993 to the 401(h) account to fund salaried retiree health care benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


14.  INCOME TAXES
     ------------

Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of earnings (loss) before income taxes consisted of the following:


     (Millions of Dollars)              1995        1994        1993
                                      --------    --------    --------
     Domestic                          $  9.0      $100.1      $ 54.5
     International                      (12.2)        2.0         3.1
                                        -----       -----       -----
                                       $ (3.2)     $102.1      $ 57.6
                                        =====       =====       =====

Significant components of the provision for income taxes (tax benefit) attributable to continuing operations are as follows:


     (Millions of Dollars)              1995        1994        1993
                                      --------    --------    --------
     Current:
       Federal                         $ 16.7      $ 18.4      $ 16.1
       State and local                    1.2         2.1         1.9
       International                      9.3         5.2         6.5
                                        -----       -----       -----
         Total current                   27.2        25.7        24.5

     Deferred:
       Federal                           (9.0)       18.5         5.2
       State and local                    (.9)        1.0          .1
       International                    (10.8)       (6.4)      (12.3)
                                        -----       -----       -----
         Total deferred                 (20.7)       13.1        (7.0)
                                        -----       -----       -----
                                       $  6.5      $ 38.8      $ 17.5
                                        =====       =====       =====


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


14.  INCOME TAXES  (continued)
     ------------

The reconciliation of income taxes (tax benefits) attributable to continuing operations computed at the United States federal statutory tax rate to income tax expense is:


     (Millions of Dollars)              1995        1994        1993
                                      --------    --------    --------
     Income taxes (tax benefits) at
       at U.S. statutory rate          $ (1.1)     $ 35.7      $ 20.1
     Tax effect from:
       State income taxes                 (.1)        2.4         1.3
       International earnings (loss)
         subject to varying tax rates     5.9         2.2         (.2)
       Sale of business                     -           -        (1.8)
       Statutory rate changes               -           -        (4.3)
       Other differences                  1.8        (1.5)        2.4
                                        -----       -----       -----
                                       $  6.5      $ 38.8      $ 17.5
                                        =====       =====       =====

In 1993, the company was subject to statutory rate changes both in the United States and in Germany. Income tax expense was decreased by $1.4 million and $2.9 million as a result of applying the newly enacted tax rates to the deferred tax balances as of the beginning of the period in the United States and Germany, respectively. However, the effect of the change in tax rates on the 1993 income was to increase the United States and Germany income tax expense by $.6 million and $1.0 million, respectively. As a result, net tax benefits of $.8 million and $1.9 million have been recognized, respectively.

The following table summarizes the company's total provision for income taxes:


     (Millions of Dollars)              1995        1994        1993
                                      --------    --------    --------
     Continuing operations             $  6.5      $ 38.8      $ 17.5
     Allocated to equity:
       Currency translation               5.3         3.6        (3.0)
       Preferred dividends               (1.6)       (1.6)       (1.6)
       Other                               .8          .6           -
                                        -----       -----       -----
                                       $ 11.0      $ 41.4      $ 12.9
                                        =====       =====       =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


14.  INCOME TAXES  (continued)
     ------------

Significant components of the company's deferred tax assets and liabilities as of December 31 are as follows:


     (Millions of Dollars)                     1995        1994
                                             --------    --------
     Deferred tax assets:
       Postretirement benefits
         other than pensions                  $ 58.5      $ 56.9
       Net operating loss carryforwards
         of international subsidiaries          56.0        46.2
       Other temporary differences              17.9        28.4
                                               -----       -----
         Total deferred tax assets             132.4       131.5
       Valuation allowance for
         deferred tax assets                   (23.7)      (20.9)
                                               -----       -----
         Net deferred tax assets               108.7       110.6
                                               -----       -----
    Deferred tax liabilities:
      Fixed asset basis differences            (62.3)      (66.3)
      Pension                                  (10.9)      (13.3)
      Restructuring costs                       (2.8)      (14.6)
                                               -----       -----
         Total deferred tax liabilities        (76.0)      (94.2)
                                               -----       -----
                                              $ 32.7      $ 16.4
                                               =====       =====

The company has recognized a deferred tax asset on approximately $75 million of a German net operating loss which has no expiration date.

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:


     (Millions of Dollars)                          1995       1994
                                                  --------   --------
     Assets:
       Prepaid expenses and income tax benefits    $ 27.1     $ 12.4
       Business investments and other assets          6.2       13.3
     Liabilities:
       Other long-term accrued liabilities            (.6)      (9.3)
                                                    -----      -----
                                                   $ 32.7     $ 16.4
                                                    =====      =====

Income taxes paid in 1995, 1994 and 1993 were $19.4 million, $20.0 million and $16.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


14.  INCOME TAXES  (continued)
     ------------

Undistributed earnings of the company's international subsidiaries amounted to approximately $20 million at December 31, 1995. No taxes have been provided on approximately $17 million of these earnings, which are considered by the company to be permanently reinvested. Upon distribution of these earnings, the company would be subject to U.S. income taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability on the distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


15.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA
     --------------------------------------------------

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

Financial information, summarized by geographic area, is as follows:


     (Millions of Dollars)                1995        1994        1993
                                        --------    --------    --------
     Net sales:
       United States and Canada         $1,242.3    $1,327.7    $1,110.5
       Europe                              382.8       285.3       270.4
       Other international                 370.8       282.9       194.6
                                         -------     -------     -------
                                        $1,995.9    $1,895.9    $1,575.5
                                         =======     =======     =======

     Operating earnings (loss):
       United States and Canada         $   58.0    $  128.4    $   85.1
       Europe                              (13.2)       (4.2)       (2.9)
       Other international                  13.8        25.1        19.7
                                         -------     -------     -------
                                            58.6       149.3       101.9
       Corporate expenses and other        (27.8)      (26.6)      (24.3)
                                         -------     -------     -------
         Operating earnings             $   30.8    $  122.7    $   77.6
                                         =======     =======     =======

     Identifiable assets:
       United States and Canada         $  785.3    $  799.4    $  756.8
       Europe                              493.9       342.5       313.1
       Other international                 435.2       354.2       231.5
                                         -------     -------     -------
                                        $1,714.4    $1,496.1    $1,301.4
                                         =======     =======     =======


Transfers between geographic areas are not significant, and when made, are recorded at prices comparable to normal unaffiliated customer sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


16.  LITIGATION
     ----------

On August 30, 1995, Zeller Corporation, an auto parts supplier, filed a lawsuit against the company and Neapco, Inc. in the United States District Court for the Northern District of Ohio, Western Division, seeking damages for alleged violations of federal antitrust laws and certain state laws. The company believes the claims asserted are without merit and is defending the lawsuit vigorously.

The company is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The Company is defending all such claims vigorously and believes it has substantial defenses to liability and adequate insurance coverage for its defense costs. The company is also involved in various other legal actions and claims. While the outcome of litigation cannot be predicted with certainty, after consulting with counsel for the company, management believes that these matters will not have a material effect on the company's consolidated financial statements.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
---------------------------------------------------


To Our Shareholders:


The management of Federal-Mogul has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity.
The financial statements were prepared in accordance with generally accepted accounting principles and include amounts based on the best estimates and judgments of management. Management also prepared the other financial information in this report and is responsible for its accuracy and consistency with the financial statements. Federal-Mogul has retained independent auditors, ratified by election by the shareholders, to audit the financial statements.

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

The Audit Committee of the Board of Directors, comprised of four outside directors, performs an oversight role related to financial reporting. The Committee periodically meets jointly and separately with the independent auditors, internal auditors and management to review their activities and reports, and to take any action appropriate to their findings. At all times the independent auditors have the opportunity to meet with the Audit Committee, without management representatives present, to discuss matters related to their audit.




(Dennis J. Gormley)
Dennis J. Gormley
Chairman and Chief Executive Officer




(Thomas W. VanHimbergen)
Thomas W. VanHimbergen
Senior Vice President
Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS
------------------------------


Shareholders and Board of Directors
Federal-Mogul Corporation


We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



(Ernst & Young LLP)
Ernst & Young LLP


Detroit, Michigan
February 1, 1996


QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------



                                                                          Fully
                                        Net Sales                        Diluted
                                        Less Cost                Net     Earnings
(Millions of Dollars,          Net     of Products  Operating  Earnings   (Loss)
 Except Per Share Amounts)    Sales       Sold       Margin     (Loss)   Per Share
                             --------  -----------  ---------  --------  ---------
Year ended December 31, 1995:
  First quarter              $  524.3    $113.7      $ 35.0     $14.2     $ .33
  Second quarter <F1>           506.3     113.7        33.0      14.2       .33
  Third quarter                 480.2     106.8        28.7      11.0       .25
  Fourth quarter <F2>           485.1     102.1        14.7     (49.1)    (1.44)
                              -------     -----       -----      ----      ----
                             $1,995.9    $436.3      $111.4     $(9.7)    $(.53)
                              =======     =====       =====      ====      ====

Year ended December 31, 1994:
  First quarter              $  460.3    $ 96.7      $ 32.0     $ 15.0    $ .37
  Second quarter                474.8     104.9        40.0       20.4      .47
  Third quarter                 445.3      95.6        29.6       16.1      .37
  Fourth quarter                515.5     112.3        31.1       11.8      .27
                              -------     -----       -----      -----    -----
                             $1,895.9    $409.5      $132.7     $ 63.3   $ 1.46
                              =======     =====       =====      =====    =====

<F1>  Net earnings includes a restructuring charge of $6.1 million and reengineering and other charges of $1.7 million.

<F2>  Net earnings (loss) includes restructuring charges of $20.8 million, reengineering and other charges of $12.2 million and an adjustment of assets held for sale to net realizable value of $51.8 million.



STOCK PRICES                                   DIVIDENDS
------------                                   ---------


High and low prices for the company's common   Quarterly dividends of $.12 per
stock for each quarter in the past two years   common share were declared for
were as follows:                               1995 and 1994.  In February
                                               1996, the company's Board of
               1995             1994           Directors declared a quarterly
         ----------------  ----------------    dividend of $.12 per common
                                               share.  This was the 240th
Quarter   High      Low     High     Low       consecutive quarterly dividend
-------  -------  -------  -------  -------    declared by the company.
First    $23 1/4  $16 3/4  $37 5/8  $28
Second    19 7/8   16 7/8   32 3/8   24 5/8
Third     23 3/4   17 3/4   32 3/4   22
Fourth    21 1/2   17 1/4   23 3/4   18 3/4


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from pages 1 through 4 and the first two paragraphs at the top of page 5 of the Company's definitive proxy statement dated March 11, 1996 relating to its 1996 annual meeting of shareholders (the "1996 Proxy") under the heading "Nominees for Election as Directors" and the section on Page 13 of the 1996 Proxy under the heading "Compliance With Section 16(a) of The Exchange Act," except that the information required by Item 10 with respect to executive officers is included under Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the 1996 Proxy under the headings "Information on Executive Compensation" on pages 6 to 8, excluding the Compensation Committee Report on Executive Compensation, and under the heading "Compensation of Directors" on pages
4 to 5 of the 1995 Proxy.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from pages 11 through 14 of the 1996 Proxy under the heading "Information on Securities".


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from pages 7-8 of the 1996 Proxy under the heading "Certain Related
Transactions."

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



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------
FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
------------------------------------------
(In Millions)


         COLUMN A              COLUMN B           COLUMN C            COLUMN D    COLUMN E
-----------------------------  ---------  ------------------------  ------------  ---------
                                                  Additions
                                          ------------------------
                                Balance                 Charged to
                                  at        Charged       Other                    Balance
                               Beginning    to Costs    Accounts -  Deductions -   at End
        Description            of Period  and Expenses   Describe     Describe    of Period
-----------------------------  ---------  ------------  ----------  ------------  ---------


Year Ended December 31, 1995:
----------------------------
Valuation allowance
  for trade receivable           $14.1        $ 4.7      $  .4 <F2>   $ 5.5 <F1>    $13.7
Valuation allowance
  for notes receivable              .7            -          -           .2 <F3>       .5
Reserve for
  inventory valuation             25.7           .7        5.3 <F2>     6.5 <F6>     25.2
Valuation allowance
  for deferred tax assets         20.9          2.8          -            -          23.7


Year Ended December 31, 1994:
----------------------------
Valuation allowance
  for trade receivable            15.5          2.0        3.2 <F2>     6.6 <F1>     14.1
Valuation allowance
  for notes receivable              .7            -          -            -            .7
Reserve for
  inventory valuation             28.9            -        6.3 <F2>     3.4 <F5>     25.7
                                                                        6.1 <F6>
Valuation allowance
  for deferred tax assets         21.0            -          -          (.1)<F7>      20.9


Year Ended December 31, 1993:
----------------------------
Valuation allowance
  for trade receivable             8.6          1.5        5.7 <F2>      .3 <F1>      15.5
Valuation allowance for
  notes receivable                 1.0            -          -           .3 <F3>        .7
Reserve for
  inventory valuation             23.1           .6        9.9 <F2>     1.3 <F4>      28.9
                                                                        3.4 <F5>
Valuation allowance
  for deferred tax assets         24.3            -          -          3.3 <F7>      21.0

<F1>  Uncollectible accounts charged off net of recoveries.
<F2>  Increase to reserve due to acquisition of automotive aftermarket businesses.
<F3>  Decrease to reserve due to change in market value of note.
<F4>  Reduction of Glyco inventory reserves to current requirements.
<F5>  Reduction of automotive aftermarket businesses' reserves to current requirements.
<F6>  Reduction in inventory reserves for inventory disposed of during the year.
<F7>  Decrease due to utilization of excess foreign tax credit carryforwards.


     3.     Exhibits:
            --------

     3.1 The Company's Second Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Registrant's Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference).

     3.2 The Company's Bylaws, as amended (filed as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

     4.2 Rights Agreement ("Rights Agreement") between the Company and National Bank of Detroit as Rights Agent with Bank of New York as successor Rights Agent (filed as Exhibit 1 to the Company's Form 8-A Registration Statement dated November 7, 1988, and incorporated herein by reference).

     4.3    Amendments dated July 25, 1990, to Rights Agreement (filed as
            Exhibit 4.5 to the Company's Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).

     4.4 Amendment dated September 23, 1992 to Rights Agreement (filed as Exhibit 4.4 to the Company's Form 10-K for the year ended December 31, 1992 ("1992 10-K"), and incorporated herein by reference).

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

     4.6 Revolving Credit and Competitive Advance Facility Agreement dated as of June 30, 1994 among the Company, various banks, and Chemical Bank, as agent (filed as Exhibit 4.11 to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-3,
            No. 33-54717 dated August 3, 1994, and incorporated herein by reference).

     10.1 The Company's 1976 Stock Option Plan, as last amended November 3, 1988 (filed as Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 1994 ("1994 10-K"), and incorporated herein by reference).

     10.2   The Company's 1984 Stock Option Plan as last amended (filed as
            Exhibit 10.2 to the 1994 10-K).

     10.3 The Company's 1977 Supplemental Compensation Plan, as amended and restated effective as of January 1, 1994 (filed as Exhibit
            10.27 to the Company's Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference).

     10.4 The Company's Supplemental Compensation Retirement Trust Agreement (filed as Exhibit 10.4 to the 1994 10-K, and incorporated herein by reference).

     10.6 Form of Executive Severance Agreement between the Company and certain executive officers, (filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

     10.7 Amended and Restated Deferred Compensation Plan for Corporate Directors (filed as Exhibit 10.7 to the 1990 10-K, and incorporated herein by reference).

     10.10  Supplemental Executive Retirement Plan, as amended (filed as
            Exhibit 10.10 to the 1992 10-K, and incorporated herein by reference).

     10.11 Description of Umbrella Excess Liability Insurance for the Executive Council (filed as Exhibit 10.11 to the 1990 10-K and incorporated herein by reference).

     10.14 Federal-Mogul Corporation 1989 Performance Incentive Stock Plan, as amended (filed as Exhibit 10.14 to the 1994 10-K, and incorporated herein by reference).

     10.15 Supply Agreement dated as of October 19, 1992 between the Company and TRW Inc. (filed as Exhibit 10.15 to the 1992 10-K and incorporated herein by reference).

     10.16 Federal-Mogul Corporation Note Agreement dated December 1, 1990 between the Company and various financial institutions listed therein (filed as Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

     10.17 First Amendment dated as of December 11, 1992, to December 1, 1990 Note Agreement (filed as Exhibit 10.27 to the 1992 10-K, and incorporated herein by reference).

     10.18  Second Amendment to December 1, 1990 Note Agreement (filed as
            Exhibit 10.29 to the Company's Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

     10.19 Pooling and Servicing Agreement dated as of June 1, 1992 ("Pooling and Servicing Agreement") among Federal-Mogul Funding Corporation, as Seller, Federal-Mogul Corporation, as Servicer, and Chemical Bank, as trustee (filed as Exhibit 10.21 to the Company's Form 10-Q for the quarter ended March 31, 1993, and incorporated herein by reference).

     10.20 Series 1992-1 Supplement dated as of June 1, 1992 to the Pooling and Servicing Agreement (filed as Exhibit 10.22 to the Company's Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

     10.21 Receivables Purchase Agreement dated as of June 1, 1992 between the Company and Federal-Mogul Funding Corporation (filed as
            Exhibit 10.23 to the 1992 10-K, and incorporated herein by reference).

     10.24 Series 1993-1 Supplement dated as of March 1, 1993 to the Pooling and Servicing Agreement dated June 1, 1992 among the Company, Federal-Mogul Funding Corporation and Chemical Bank trustee (filed as Exhibit 10.29 to the Company's Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference).

     10.25 Amendment to Rights Agreement between Federal-Mogul Corporation and the Bank of New York, (filed as Exhibit 10.30 to the Company's Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

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

     11.1 Statement Re: Computation of Per Share earnings (filed with this Report).

     21.1   Subsidiaries of the Registrant (filed with this Report).

     23.1   Consent of Ernst & Young LLP (filed with this Report).

     24.1   Power of Attorney (filed with this Report).

The Company will furnish upon request any exhibit described above upon payment of the Company's reasonable expenses for furnishing such exhibit.

(b)  Reports on Form 8-K:

A report on Form 8-K was filed by the Company on December 22, 1995.

                                          SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

FEDERAL-MOGUL CORPORATION


    (Thomas W. VanHimbergen)
By: ------------------------------
    Thomas W. VanHimbergen
    Senior Vice President and
    Chief Financial Officer


Dated as of March 28, 1996



Pursuant to the required of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date(s) indicated.

     Signature                             Title


(Dennis J. Gormley)
-------------------------
Dennis J. Gormley                      Chairman of the Board, President and
                                       Chief Executive Officer


(Thomas W. VanHimbergen)
-------------------------
Thomas W. VanHimbergen                  Senior Vice President and Chief
                                        Financial Officer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)

       *
------------------------
Roderick M. Hills                       Director


       *
------------------------
John J. Fannon                           Director


       *
-----------------------
Antonio Madero                           Director

       *
-----------------------
Robert S. Miller, Jr.                     Director


       *
-----------------------
John C. Pope                              Director


       *
-----------------------
Dr. H. Michael Sekyra                     Director


     (Stephanie G. Heim)
*By:-----------------------
     Stephanie G. Heim
     Attorney-in-fact


Dated as of March 28, 1996