Form 10-Q
period 1996-03-31
FEDERAL MOGUL CORP
filed 1996-05-14
CIK 34879

                                    UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC  20549


                                       FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                          OF THE SECURITIES EXCHANGE ACT OF 1934


For the Period Ended                   March 31, 1996
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

            Common Stock - 35,076,486 shares as of May 13, 1996


PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements


FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                     1996        1995
                                                   --------    --------
                                                   (Millions of Dollars,
                                                 Except Per Share Amounts)

Net sales                                          $  521.9    $  524.3
Cost of products sold                                 409.7       419.9
                                                    -------     -------

Gross margin                                          112.2       104.4

Selling, general and administrative expenses           83.0        72.3
                                                    -------     -------

   Operating Earnings                                  29.2        32.1

Other income (expense):
   Interest expense                                   (11.2)       (8.4)
   Interest income                                       .8          .8
   International currency exchange losses               (.9)       (1.7)
   Other, net                                           (.9)          -
                                                    -------     -------

      Earnings Before Income Taxes                     17.0        22.8

   Income taxes                                         6.4         8.6
                                                    -------     -------

      Net Earnings                                     10.6        14.2

   Preferred stock dividends, net of tax benefits       2.2         2.2
                                                    -------     -------

      Net Earnings Available for Common Shares     $    8.4    $   12.0
                                                    =======     =======

Earnings Per Common Share

   Primary                                         $    .24    $    .34
                                                    =======     =======

   Fully Diluted                                   $    .23    $    .33
                                                    =======     =======


See accompanying notes.




FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)


                                                     March 31,     December 31,
                                                       1996            1995
                                                   ------------    ------------
                                                      (Millions of Dollars)

Assets
Current Assets:
   Cash and equivalents                              $   39.1        $   19.4
   Accounts receivable                                  314.0           303.4
   Inventories                                          497.6           507.1
   Prepaid expenses and income tax benefits              61.5            55.8
                                                      -------         -------
      Total Current Assets                              912.2           885.7

Property, Plant and Equipment                           420.6           426.6
Goodwill                                                219.5           226.5
Other Intangible Assets                                  65.1            66.6
Business Investments and Other Assets                   109.8           109.0
                                                      -------         -------

      Total Assets                                   $1,727.2        $1,714.4
                                                      =======         =======


Liabilities and Shareholders' Equity

Current Liabilities:
   Short-term debt                                   $  102.2        $  111.9
   Accounts payable                                     164.0           172.7
   Accrued compensation                                  41.1            32.3
   Other accrued liabilities                            116.4           101.9
                                                      -------         -------
      Total Current Liabilities                         423.7           418.8

Long-Term Debt                                          501.6           481.5
Postemployment Benefits                                 216.0           213.0
Other Accrued Liabilities                                40.9            46.0
                                                      -------         -------
      Total Liabilities                               1,182.2         1,159.3

Shareholders' Equity:
   Series D preferred stock                              76.6            76.6
   Series C ESOP preferred stock                         56.8            56.8
   Unearned ESOP compensation                           (34.3)          (34.3)
   Common stock                                         175.4           175.2
   Additional paid-in capital                           281.2           280.8
   Retained earnings                                     48.6            45.0
   Currency translation and other                       (59.3)          (45.0)
                                                      -------         -------
      Total Shareholders' Equity                        545.0           555.1
                                                      -------         -------

      Total Liabilities and Shareholders' Equity     $1,727.2        $1,714.4
                                                      =======         =======


See accompanying notes.




FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
                                                           (Millions of Dollars)

Cash Provided From (Used By) Operating Activities
   Net earnings                                             $ 10.6     $ 14.2
   Adjustments to reconcile net earnings to net cash
      provided from (used by) operating activities
         Depreciation and amortization                        15.5       15.5
         Deferred income taxes                                 (.7)        .9
         Postemployment benefits                               1.4        1.0
         Increase in accounts receivable                     (15.9)     (71.1)
         Decrease (increase) in inventories                    3.5      (23.9)
         Increase in current liabilities and Other            17.7       23.4
         Payments against restructuring
            and reengineering reserves                        (7.0)      (1.1)
                                                             -----      -----
      Net Cash Provided From (Used By) Operating Activities   25.1      (41.1)

Cash Provided From (Used By) Investing Activities
   Expenditures for property, plant and equipment            (13.0)     (19.6)
   Payments for rationalization of acquired businesses           -       (3.7)
   Purchase of business investments                            (.3)         -
   Other                                                        .3          -
                                                             -----      -----
      Net Cash Used By Investing Activities                  (13.0)     (23.3)

Cash Provided From (Used By) Financing Activities
   Proceeds from issuance of common stock                       .4          -
   Expenditures for purchase of common stock                     -       (9.0)
   Net increase in debt                                       13.8       77.4
   Dividends                                                  (5.7)      (5.7)
   Other                                                       (.9)       1.2
                                                             -----      -----
      Net Cash Provided From Financing Activities              7.6       63.9
                                                             -----      -----

      Increase (Decrease) in Cash and Equivalents             19.7        (.5)

Cash and Equivalents at Beginning of Period                   19.4       25.0
                                                             -----      -----

      Cash and Equivalents at End of Period                 $ 39.1     $ 24.5
                                                             =====      =====



See accompanying notes.


FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 1996


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Certain items in the prior period financial statements have been reclassified to conform with the presentation used in 1996.


2.   EARNINGS PER COMMON SHARE

The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earnings per share additionally assumes the conversion of outstanding Series C ESOP and Series D preferred stock and the contingent issuance of common stock to satisfy the Series C ESOP preferred stock redemption price guarantee when their effect is dilutive. The number of contingent shares used in the fully diluted calculation is based on the common stock market price on March 29, 1996, and the number of preferred shares held by the Employee Stock Ownership Plan (ESOP) that were allocated to participants' accounts as of March 31 of each of the respective years.

The primary weighted average number of common and equivalent shares outstanding (in thousands) was 35,066 for the three-month period ended March 31, 1996 and 34,918 for the three-month period ended March 31, 1995. The fully diluted weighted average number of common and equivalent shares outstanding (in thousands) was 37,464 for the three-month period ended March 31, 1996 and 41,786 for the three-month period ended March 31, 1995.

Net earnings used in the computations of primary earnings per share are reduced by preferred stock dividend requirements. Net earnings used in the computation of fully diluted earnings per share are reduced by amounts representing the preferred stock dividends when their effect is antidilutive and amounts representing the additional after-tax contribution that would be necessary to meet ESOP debt service requirements under an assumed conversion of the Series C ESOP preferred stock when their effect is dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

Sales for the first quarter of 1996 were $521.9 million compared to $524.3 million in the same 1995 quarter. North American replacement sales decreased
2.5 percent to $195.2 million, from $200.3 million in the first quarter of 1995. The decrease was attributable to the elimination of a sales policy which encouraged customers to place large quantity orders by offering additional discounts and extended payment terms. International replacement sales increased 33.3 percent to $154.9 million from $116.2 million in the first quarter of 1995. Excluding the 1995 acquisitions of Bertolotti in Italy and Centropiezas in Puerto Rico, international replacement sales increased 8.0 percent. North American original equipment sales decreased
23.0 percent to $112.7 million from $146.3 million in the first quarter of 1995. A large percentage of this decrease was attributable to the divestiture of Precision Forged Products Division in April 1995, offset slightly by the acquisition of Sealed Technology Systems in September 1995. Excluding this divestiture and acquisition, sales decreased 12.0 percent over the first quarter of 1995, consistent with North American auto production which included the impact of the General Motors strike. International original equipment sales decreased 4.1 percent to $59.0 million from $61.5 million in the same 1995 quarter. The sales decrease was primarily due to weakness in the engine bearing product line in the French automotive market, particularly at Renault and Peugeot.

The Company's operating earnings decreased $2.9 million to $29.2 million when compared to the first quarter of 1995. The operating margin decreased slightly from the first quarter of 1995 to 5.6 percent. The Company attributes this decrease to a $10.7 million increase in selling, general and administrative expenses, primarily due to the shift to international replacement business, which has a higher percentage of selling, general and administrative expenses.

Pretax earnings decreased to $17.0 million for the first quarter of 1996 compared to $22.8 million for the same 1995 quarter. The decrease is attributable to additional interest expense due to higher levels of debt. Net earnings were $10.6 million or $.23 per common share on a fully diluted basis in the first quarter of 1996 compared to $14.2 million or $.33 per common share in the first quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

Working capital was impacted by a $15.9 million increase in accounts receivable during the first quarter of 1996 compared to an increase of $71.1 million in 1995. This decline in accounts receivable growth is primarily due to a sales policy change in the North American replacement business. The Company expects that available cash and existing short-term lines of credit will be sufficient to meet its normal operating requirements.

Net cash used for investing activities consists primarily of capital expenditures for property, plant and equipment to implement process improvements, information technology and new product introduction.

PART II - OTHER INFORMATION
- ---------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

              11.1 Statement Re Computation of Per Share Earnings for the three months ended March 31, 1996 (filed herewith and incorporated herein by reference).

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed by the Company during the three months ended March 31, 1996.




                                  SIGNATURE




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             FEDERAL-MOGUL CORPORATION


                                     (Kenneth P. Slaby)
                             By:
                                ---------------------------------
                                       KENNETH P. SLABY
                                Vice President and Controller and
                                    Chief Accounting Officer




Dated:  May 14, 1996