Form 10-Q
period 1996-06-30
FEDERAL MOGUL CORP
filed 1996-08-13
CIK 34879

                                    UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC  20549


                                       FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                          OF THE SECURITIES EXCHANGE ACT OF 1934


For the Period Ended                   June 30, 1996
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

            Common Stock - 35,096,486 shares as of August 12, 1996


PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements


FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)


                                 Three Months Ended          Six Months Ended
                                     March 31                     June 30
                                --------------------       --------------------
                                  1996        1995           1996        1995
                                --------    --------       --------    --------
                                (Millions of Dollars, Except Per Share Amounts)

Net sales                       $  536.4    $  506.3       $1,058.3    $1,030.6
Cost of products sold              419.1       401.4          828.8       821.3
                                 -------     -------        -------     -------

Gross margin                       117.3       104.9          229.5       209.3

Selling, general and
  administrative expenses           81.0        74.9          164.0       147.2
                                 -------     -------        -------     -------

   Operating Earnings               36.3        30.0           65.5        62.1

Other income (expense):
   Interest expense                (10.6)       (8.2)         (21.8)      (16.6)
   Interest income                    .7         1.1            1.5         1.9
   International currency
     exchange losses                (1.4)         .1           (2.3)       (1.6)
   Other, net                        (.2)        (.3)          (1.1)        (.3)
                                 -------     -------        -------     -------

      Earnings Before
        Income Taxes                24.8        22.7           41.8        45.5

   Income taxes                      9.0         8.5           15.4        17.1
                                 -------     -------        -------     -------

      Net Earnings                  15.8        14.2           26.4        28.4

   Preferred stock dividends,
     net of tax benefits             2.2         2.2            4.4         4.4
                                 -------     -------        -------     -------

      Net Earnings Available
        for Common Shares       $   13.6    $   12.0       $   22.0    $   24.0
                                 =======     =======        =======     =======

Earnings Per Common Share

   Primary                      $    .39    $    .35       $    .63    $    .69
                                 =======     =======        =======     =======

   Fully Diluted                $    .36    $    .33       $    .59    $    .66
                                 =======     =======        =======     =======


See accompanying notes.




FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Millions of Dollars)


                                                     June 30       December 31
                                                       1996            1995
                                                   ------------    ------------
                                                   (Unaudited)

Assets
Current Assets:
   Cash and equivalents                              $   39.9        $   19.4
   Accounts receivable                                  315.9           303.4
   Inventories                                          470.9           507.1
   Prepaid expenses and income tax benefits              67.0            55.8
                                                      -------         -------
      Total Current Assets                              893.7           885.7

Property, Plant and Equipment                           414.8           426.6
Goodwill                                                217.4           226.5
Other Intangible Assets                                  62.3            66.6
Business Investments and Other Assets                   110.0           109.0
                                                      -------         -------

      Total Assets                                   $1,698.2        $1,714.4
                                                      =======         =======


Liabilities and Shareholders' Equity

Current Liabilities:
   Short-term debt                                   $  101.5        $  111.9
   Accounts payable                                     164.2           172.7
   Accrued compensation                                  41.8            32.3
   Other accrued liabilities                            114.5           101.9
                                                      -------         -------
      Total Current Liabilities                         422.0           418.8

Long-Term Debt                                          472.1           481.5
Postemployment Benefits                                 214.5           213.0
Other Accrued Liabilities                                42.6            46.0
                                                      -------         -------
      Total Liabilities                               1,151.2         1,159.3

Shareholders' Equity:
   Series D preferred stock                              76.6            76.6
   Series C ESOP preferred stock                         54.9            56.8
   Unearned ESOP compensation                           (31.4)          (34.3)
   Common stock                                         175.5           175.2
   Additional paid-in capital                           282.0           280.8
   Retained earnings                                     57.5            45.0
   Currency translation and other                       (68.1)          (45.0)
                                                      -------         -------
      Total Shareholders' Equity                        547.0           555.1
                                                      -------         -------

      Total Liabilities and Shareholders' Equity     $1,698.2        $1,714.4
                                                      =======         =======


See accompanying notes.




FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                             Six Months Ended
                                                                 June 30
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
                                                           (Millions of Dollars)

Cash Provided From (Used By) Operating Activities
   Net earnings                                             $ 26.4     $ 28.4
   Adjustments to reconcile net earnings to net cash
      provided from (used by) operating activities
         Gain on sale of business investment                     -       (7.8)
         Restructuring charge                                    -        7.8
         Depreciation and amortization                        30.6       31.0
         Deferred income taxes                                 (.7)        .3
         Postemployment benefits                               1.6        6.4
         Increase in accounts receivable                     (21.7)     (54.0)
         Decrease (increase) in inventories                   25.5      (70.5)
         Increase in current liabilities and other            19.5       25.0
         Payments against restructuring
            and reengineering reserves                        (8.9)      (6.3)
                                                             -----      -----
      Cash Provided From (Used By) Operating Activities       72.3      (39.7)

Cash Provided From (Used By) Investing Activities
   Expenditures for property, plant and equipment            (24.2)     (40.7)
   Payments for rationalization of acquired businesses           -       (5.9)
   Proceeds from sale of business investments                    -       28.0
   Purchases of business investments                           (.3)     (20.3)
   Other                                                        .7          -
                                                             -----      -----
      Net Cash Used By Investing Activities                  (23.8)     (38.9)

Cash Provided From (Used By) Financing Activities
   Issuance of common stock                                     .4         .2
   Repurchase of common stock                                    -       (9.0)
   Net increase (decrease) in debt                           (11.7)      98.5
   Dividends                                                 (13.6)     (13.7)
   Other                                                      (3.1)       1.2
                                                             -----      -----
      Net Cash Provided From (Used By) Financing Activities  (28.0)      77.2
                                                             -----      -----

      Increase (Decrease) in Cash and Equivalents             20.5       (1.4)

Cash and Equivalents at Beginning of Period                   19.4       25.0
                                                             -----      -----

      Cash and Equivalents at End of Period                 $ 39.9     $ 23.6
                                                             =====      =====



See accompanying notes.


FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 1996


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December
31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Certain items in the prior period financial statements have been reclassified to conform with the presentation used in 1996.


2.   EARNINGS PER COMMON SHARE

The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earnings per share additionally assumes the conversion of outstanding Series C ESOP and Series D preferred stock and the contingent issuance of common stock to satisfy the Series C ESOP preferred stock redemption price guarantee when their effect is dilutive. The number of contingent shares used in the fully diluted calculation is based on the common stock market price on June 28, 1996, and the number of preferred shares held by the Employee Stock Ownership Plan (ESOP) that were allocated to participants' accounts as of June 30 of each of the respective years.

The primary weighted average number of common and equivalent shares outstanding (in thousands) was 35,099 and 35,081 for the three- and six-month periods ended June 30, 1996, and 34,987 and 34,952 for the three- and six-month periods ended June 30, 1995. The fully diluted weighted average number of common and equivalent shares outstanding (in thousands) was 41,989 and 37,543 for the three- and six-month periods ended June 30, 1996, and 41,928 and 41,901 for the three- and six-month periods ended June 30, 1995, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED
JUNE 30, 1995

Sales for the second quarter of 1996 were $536.4 million compared to $506.3 million in the same 1995 quarter. North American replacement sales increased 3 percent to $211.2 million, from $205.1 million in the second quarter of 1995. The increase was attributable to the integration of the Sealed Power acquisition at the customer level and implementation of a value based selling reengineering initiative. International replacement sales increased 23.8 percent to $151.5 million from $122.4 million in the second quarter of 1995. Excluding the 1995 acquisitions of Bertolotti in Italy and Centropiezas in Puerto Rico,
international replacement sales increased 4 percent.   North American
original equipment sales decreased 3 percent to $118.2 million from $121.8 million in the second quarter of 1995. The decrease was attributable to the divestiture of Precision Forged Products Division in April 1995, offset slightly by the acquisition of Seal Technology
Systems in September 1995. Excluding this divestiture and acquisition, sales were flat over prior year. International original equipment sales decreased 3 percent to $55.5 million, from $57.1 million in the same 1995 quarter. The sales decrease was primarily due to unfavorable foreign exchange with an actual $2 million increased volume over prior year.

The Company's operating earnings increased $6.3 million to $36.3 million when compared to the second quarter of 1995. The operating margin increased from the second quarter of 1995 to 6.8 percent. The Company attributes this increase to improved North American manufacturing cost performance.

Pretax earnings increased to $24.8 million for the 1996 second quarter compared to $22.8 million for the same 1995 quarter. The increase is attributable to increased operating earnings partially offset by additional interest expense due to higher levels of debt. Net earnings were $15.8 million or $.36 per common share on a fully diluted basis in the second quarter of 1996 compared to $14.2 million or $.33 per common share in the second quarter of 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED
JUNE 30, 1995

Sales for the six-month period ended June 30, 1996 increased by 3 percent to $1,058.3 million from $1,030.6 million for the six-month period ended June 30, 1995. North American replacement sales were essentially flat over the six-month period ended June 30, 1995. International replacement sales increased 28 percent to $306.4 million from $238.7 million in the same prior year period. Excluding the 1995 acquisitions of Bertolotti in Italy and Centropiezas in Puerto Rico, international replacement sales increased 5 percent. North American original equipment sales decreased 14 percent to $231.0 million from $268.0 million for the six-month period ended June 30, 1995. The decrease was attributable to the divestiture of Precision Forged Products Division in April 1995, offset slightly by the acquisition of Seal Technology Systems in September 1995. Excluding this divestiture and acquisition, sales decreased 7 percent over prior year. International original equipment sales decreased 3 percent to $114.5 million, from $118.6 million in the same 1995 period. The sales decrease was primarily due to unfavorable foreign exchange and a weakness in the engine bearing product line in the French automotive market.

The Company's operating earnings increased to $65.5 million from $62.1 million for the six-month period ended June 30, 1995. The operating margin slightly increased from the six-month period ended June 30, 1995 to 6.2 percent. The Company attributes this increase to second quarter improved North American manufacturing cost performance.

Pretax earnings decreased to $41.8 million from $45.5 million for the six-month period ended June 30, 1995. The decrease in pretax earnings is attributable to additional interest expense due to higher levels of debt to finance the Bertolotti and Centropiezas acquisitions and increased levels of working capital. Net earnings were $26.4 million or $.59 per common share on a fully diluted basis for the six-month period ended June 30, 1996 compared to net earnings of $28.4 million or $.66 per common share for the six-month period ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was impacted by a $21.7 million increase in accounts receivable during the six-month period ended June 30, 1996 compared to an increase of $54.0 million in 1995. This decrease in accounts receivable growth is primarily due to a sales policy change in the North American replacement business. In addition inventories decreased $25.5 million in the six-month period ended June 30, 1996 compared to an increase of $54.0 million in 1995. The Company expects that available cash and existing short-term lines of credit will be sufficient to meet its normal operating requirements.

Net cash used for investing activities consists primarily of capital expenditures for property, plant and equipment to implement process improvements, information technology and new product introductions.

PART II - OTHER INFORMATION
- ---------------------------

Item 1.   Legal Proceedings

Zeller Corporation, an auto parts supplier, had filed a lawsuit against the Company and Neapco, Inc., in the United States District Court for the Northern District of Ohio, Western Division seeking damages for alleged violations of federal antitrust laws and certain laws. On June 25, 1996 the judge dismissed the federal antitrust law claims. The potential exposure to the Company of the remaining state law claims is immaterial.


Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 24,
1996, at which the Shareholders considered and voted on (i) the election of seven directors, and (ii) the approval of the appointment of Ernst & Young LLP as independent accountants for 1996.

Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of votes for and withheld with respect to each nominee:


Nominee            Votes For        Votes Withheld

D. J. Gormley      27,581,033       3,723,845
J. J. Fannon       29,361,689       1,943,189
R. M. Hills        29,381,802       1,923,076
A. Madero          28,193,649       3,111,229
R. S. Miller, Jr.  29,383,637       1,921,241
J. C. Pope         29,344,631       1,960,247
H. M. Sekyra       28,203,836       3,101,042


The appointment of Ernst & Young LLP as independent accountants for 1996 was approved, with 29,796,496 votes "For", 504,932 votes cast "Against" and 1,003,451 abstentions.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

              11.1 Statement Re Computation of Per Share Earnings for the three months ended June 30, 1996 (filed with this report).

              11.2 Statement Re Computation of Per Share Earnings for the six months ended June 30, 1996 (filed with this report).


         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the three months ended June 30, 1996.




                                  SIGNATURE




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             FEDERAL-MOGUL CORPORATION


                                       (Kenneth P. Slaby)
                             By:
                                ---------------------------------
                                        KENNETH P. SLABY
                                Vice President and Controller,
                                    Chief Accounting Officer




Dated:  August 13, 1996