Form 10-Q
period 1996-09-30
FEDERAL MOGUL CORP
filed 1996-11-14
CIK 34879

                                    UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC  20549


                                       FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                          OF THE SECURITIES EXCHANGE ACT OF 1934


For the Period Ended                   September 30, 1996
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

            Common Stock - 35,222,236 shares as of November 8, 1996


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)


                                 Three Months Ended          Nine Months Ended
                                    September 30               September 30
                                --------------------       --------------------
                                  1996        1995           1996        1995
                                --------    --------       --------    --------
                                (Millions of Dollars, Except Per Share Amounts)

Net sales                       $  491.6    $  480.2       $1,549.9    $1,510.8
Cost of products sold              411.5       392.2        1,240.3     1,213.5
                                 -------     -------        -------     -------

Gross margin                        80.1        88.0          309.6       297.3

Selling, general and
  administrative expenses           84.1        62.1          248.1       209.3
                                 -------     -------        -------     -------

  Operating Margin                  (4.0)       25.9           61.5        88.0

Reengineering, severance
  and other related charges         (5.6)          -           (5.6)          -

Adjustment of assets held for
  sale to net realizable value      (6.4)          -           (6.4)          -
                                 -------     -------        -------     -------
                                   (16.0)       25.9           49.5        88.0

Other income (expense):
  Interest expense                 (11.0)       (9.6)         (32.8)      (26.2)
  Interest income                     .6         2.1            2.1         4.0
  International currency
    exchange losses                  (.7)        (.7)          (3.0)       (2.3)
  Other, net                         (.3)          -           (1.4)        (.3)
                                 -------     -------        -------     -------

    Earnings (Loss) Before
      Income Taxes                 (27.4)       17.7           14.4        63.2

  Income tax expense (benefit)     (10.1)        6.7            5.3        23.8
                                 -------     -------        -------     -------

    Net Earnings (Loss)            (17.3)       11.0            9.1        39.4

  Preferred stock dividends,
    net of tax benefits              2.2         2.2            6.6         6.6
                                 -------     -------        -------     -------

    Net Earnings (Loss) Available
      for Common Shares         $  (19.5)   $    8.8       $    2.5    $   32.8
                                 =======     =======        =======     =======

Earnings Per Common Share

  Primary                       $   (.56)   $    .25       $    .07   $     .94
                                 =======     =======        =======     =======

  Fully Diluted                 $   (.56)   $    .25       $    .07   $     .91
                                 =======     =======        =======     =======


See accompanying notes.




FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Millions of Dollars)


                                                   September 30     December 31
                                                       1996            1995
                                                   ------------    ------------
                                                   (Unaudited)

Assets
Current Assets:
   Cash and equivalents                              $   35.6        $   19.4
   Accounts receivable                                  283.5           303.4
   Inventories                                          456.0           507.1
   Prepaid expenses and income tax benefits              67.5            55.8
                                                      -------         -------
      Total Current Assets                              842.6           885.7

Property, Plant and Equipment                           402.3           426.6
Goodwill                                                218.7           226.5
Other Intangible Assets                                  60.9            66.6
Business Investments and Other Assets                   111.0           109.0
                                                      -------         -------

      Total Assets                                   $1,635.5        $1,714.4
                                                      =======         =======


Liabilities and Shareholders' Equity

Current Liabilities:
   Short-term debt                                   $   88.5        $  111.9
   Accounts payable                                     151.7           172.7
   Accrued compensation                                  43.6            32.3
   Other accrued liabilities                            129.2           101.9
                                                      -------         -------
      Total Current Liabilities                         413.0           418.8

Long-Term Debt                                          439.0           481.5
Postemployment Benefits                                 213.3           213.0
Other Accrued Liabilities                                48.3            46.0
                                                      -------         -------
      Total Liabilities                               1,113.6         1,159.3

Shareholders' Equity:
   Series D preferred stock                              76.6            76.6
   Series C ESOP preferred stock                         54.4           56.8
   Unearned ESOP compensation                           (31.4)          (34.3)
   Common stock                                         175.5           175.2
   Additional paid-in capital                           282.4           280.8
   Retained earnings                                     33.3            45.0
   Currency translation and other                       (68.9)          (45.0)
                                                      -------         -------
      Total Shareholders' Equity                        521.9           555.1
                                                      -------         -------

      Total Liabilities and Shareholders' Equity     $1,635.5        $1,714.4
                                                      =======         =======


See accompanying notes.




FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                            Nine Months Ended
                                                              September 30
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
                                                           (Millions of Dollars)

Cash Provided From (Used By) Operating Activities
  Net earnings                                              $  9.1      $ 39.4
  Adjustments to reconcile net earnings to net cash
    provided from (used by) operating activities:
      Gain on sale of business investment                        -        (7.8)
      Restructuring charge                                       -         7.8
      Reengineering, severance and other related charges       5.6           -
      Adjustment of assets held for
        sale to net realizable value                           6.4           -
      Depreciation and amortization                           46.4        45.9
      Deferred income taxes                                    (.7)         .1
      Postemployment benefits                                   .3         6.7
      Decrease (increase) in accounts receivable              10.3       (41.5)
      Decrease (increase) in inventories                      35.6       (73.3)
      Increase (decrease) in current liabilities and other    20.4       (13.0)
      Payments against restructuring
        and reengineering reserves                           (13.2)       (6.7)
                                                             -----       -----
    Net Cash Provided From (Used By) Operating Activities    120.2       (42.4)

Cash Provided From (Used By) Investing Activities
  Expenditures for property, plant and equipment             (34.7)      (56.6)
  Payments for rationalization of acquired businesses            -        (5.9)
  Proceeds from sale of business investments                  11.0        28.0
  Purchases of business investments                            (.3)      (63.6)
                                                             -----       -----
    Net Cash Used By Investing Activities                    (24.0)      (98.1)

Cash (Used By) Provided From Financing Activities
  Issuance of common stock                                      .4          .2
  Repurchase of common stock                                     -        (9.0)
  Net (decrease) increase in debt                            (57.6)      166.1
  Dividends                                                  (19.4)      (19.7)
  Other                                                       (3.4)         .1
                                                             -----       -----
    Net Cash (Used By) Provided From Financing Activities    (80.0)      137.7
                                                             -----       -----

    Increase (Decrease) in Cash and Equivalents               16.2        (2.8)

Cash and Equivalents at Beginning of Period                   19.4        25.0
                                                             -----       -----

    Cash and Equivalents at End of Period                   $ 35.6      $ 22.2
                                                             =====       =====



See accompanying notes.


FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 1996


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Certain items in the prior period financial statements have been reclassified to conform with the presentation used in 1996.

2.  SALE OF ELECTRICAL PRODUCTS BUSINESS

On September 11, 1996, the Company completed the previously announced sale of the assets and business of its Electrical Products to Capsonic Automotive, Inc. The Company received $11 million in cash and retained customer receivables, while Capsonic Automotive acquired the assets and assumed liabilities of the Electrical Products business. The Company expects to realize an additional
$3 - $5 million in cash from the collection of the customer receivables. The results of operations of the Electrical Products business have been included in the Company's consolidated statement of earnings through the date of sale.

3.  SALE OF U.S. BALL BEARING MANUFACTURING DIVISION

On September 27, 1996 the Company entered into an agreement to sell its U.S. ball bearing manufacturing operations to NTN-BCA Corporation, a member of the NTN Group headquartered in Osaka, Japan. The Company will continue to sell products to its worldwide aftermarket customers through a long-term supply agreement with NTN. The sale, which is subject to various conditions is expected to be completed during the fourth quarter of 1996.

4. CHANGES IN ESTIMATES, ADJUSTMENT OF ASSETS HELD FOR SALE TO NET REALIZABLE VALUE, SEVERANCE AND OTHER RELATED CHARGES

During the third quarter of 1996, the Company recorded a charge of $38.5 million. The charge is primarily the result of a change in accounting estimate in customer sales programs of $9.9 million, a $6.4 million adjustment to net realizable value on the announced sale of the U.S. ball bearing manufacturing business, and severance costs and professional fees of $5.6 million relating to management changes. In addition, the Company increased its accounting estimate $6.1 million for environmental liabilities, changed its methodology for recognition of capitalized interest to better reflect the asset value which resulted in a $2.7 million charge, recorded inventory adjustments of $2.9 million and additional employee benefits of $2.1 million. Approximately $5 million of the above charges will have a cash impact through 1997.

A charge in the fourth quarter is anticipated for additional severance and professional fees, supplier issues, the impact of potential operational changes in the international aftermarket and of losses related to the sale of business units. Additionally, a global examination of the Company's inventories, accounts receivable, fixed assets, intangibles and other related liabilities will be concluded. When completed, this review could result in a fourth quarter after-tax charge of as much as $40 million, which would predominantly be of a non-cash nature.

5.   EARNINGS PER COMMON SHARE

The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earnings per share additionally assumes the conversion of outstanding Series C ESOP and Series D preferred stock and the contingent issuance of common stock to satisfy the Series C ESOP preferred stock redemption price guarantee when their effect is dilutive. The number of contingent shares used in the fully diluted calculation is based on the common stock market price on September 27, 1996, and the number of preferred shares held by the Employee Stock Ownership Plan (ESOP) that were allocated to participants' accounts as of September 30 of each of the respective years.

The primary weighted average number of common and equivalent shares outstanding (in thousands) was 35,097 and 35,088 for the three- and nine-month periods ended September 30, 1996, and 35,043 and 34,975 for the three- and nine-month periods ended September 30, 1995. The fully diluted weighted average number of common and equivalent shares outstanding (in thousands) was 35,097 and 35,122 for the three- and nine-month periods ended September 30, 1996, and 41,894 and 41,844 for the three- and nine-month periods ended September 30, 1995, respectively.

Net earnings used in the computations of primary earnings per share are reduced by preferred stock dividend requirements. Net earnings used in the computation of fully diluted earnings per share are reduced by amounts representing the preferred stock dividends when the effect of their conversion to common shares is anti-dilutive and by amounts representing the additional after-tax contribution that would be necessary to meet ESOP debt service requirements under an assumed conversion of the Series C ESOP preferred stock when their effect is dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

Sales for the third quarter of 1996 were $491.6 million compared to $480.2 million in the same 1995 quarter. North American replacement sales decreased to $180.5 million in the third quarter of 1996 compared with $191.0 million in the third quarter of 1995. The decrease was attributable to a change in accounting estimate in customer sales programs of $9.9 million and the consolidation of businesses within the replacement channel, reduction in inventories at the customer level and mild weather. International replacement sales increased 6 percent to $148.5 million from $140.3 million in the third quarter of 1995. Excluding the impact of foreign exchange, the auto parts stores sales increased 3 percent for same store sales and sales per square foot compared to the same 1995 quarter. North American original equipment sales increased 14 percent to $110.9 million from $97.7 million in the third quarter of 1995. The increase was attributable to additional penetration in the sealing products line and the acquisition of Sealed Technology Systems in September 1995, partially offset by the divestiture of Electrical Products in September 1996. International original equipment sales increased 1 percent to $51.7 million from $51.1 million in the same 1995 quarter. Excluding foreign exchange impact, sales increased 5.0 percent over the third quarter of 1995.

The Company's operating earnings decreased to $(16.0) million from $25.9 million in the third quarter of 1995. The decrease in operating earnings is primarily due to a change in accounting estimate in customer sales programs of $9.9 million, a $6.4 million adjustment to net realizable value on the U.S. ball bearing manufacturing business, and severance costs and professional fees of $5.6 million relating to management changes. In addition, the Company increased its accounting estimate $6.1 million for environmental liabilities, changed its methodology for recognition of capitalized interest to better reflect the asset value which resulted in a $2.7 million charge, recorded inventory adjustments of $2.9 million and additional employee benefits of $2.1 million.

Pretax earnings decreased to $(27.4) million for the third quarter of 1996 compared to $17.7 million for the same 1995 quarter. The decrease is attributable to decreased operating earnings and additional interest expense due to higher levels of debt. Net earnings were $(17.3) million or $(.56) per common share on a fully diluted basis in the third quarter of 1996 compared to $11.0 million or $.25 per common share in the third quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

Sales for the nine-month period ended September 30, 1996 increased 3 percent to $1,549.9 million from $1,510.8 million for the nine-month period ended September 30, 1995. North American sales decreased from $586.9 million during the nine-month period ended September 30, 1996 to $596.4 million in the same prior year period due to a change in accounting estimate in customer sales programs of $9.9 million. Other than the change in estimate, sales were essentially flat. International replacement sales increased 20.0 percent to $454.9 million from $379.1 million in the same prior year period. Excluding the 1995 acquisitions of Bertolotti in Italy and Centropiezas in Puerto Rico, international replacement sales increased 3 percent. North American original equipment sales decreased 7 percent to $341.9 million from $365.7 million for the nine-month period ended September 30, 1995. The decrease was attributable to the divestiture of Precision Forged Products Division in April 1995, offset slightly by the acquisition of Seal Technology Systems in September 1995. Excluding this divestiture and acquisition, sales decreased 2 percent over prior year. International original equipment sales decreased 2 percent to $166.2 million from $169.6 million in the same 1995 period. The sales decrease was primarily due to unfavorable foreign exchange.

The Company's operating earnings decreased to $49.5 million from $88.0 million for the nine-month period ended September 30, 1995. The decrease in operating earnings is primarily due to a change in accounting estimate in customer sales programs of $9.9 million, a $6.4 million adjustment to net realizable value on the U.S. ball bearing manufacturing business, and severance costs and professional fees of $5.6 million relating to management changes. In addition, the Company increased its accounting estimate $6.1 million for environmental liabilities, changed its methodology for recognition of capitalized interest to better reflect the asset value which resulted in a $2.7 million charge, recorded inventory adjustments of $2.9 million and additional employee benefits of $2.1 million.

Pretax earnings decreased to $14.4 million from $63.2 million for the nine-month period ended September 30, 1995. The decrease in pretax earnings is attributable to the above charges to operations and additional interest expense due to higher borrowing rates. Net earnings were $9.1 million or $.07 per common share on a fully-diluted basis for the nine-month period September 30, 1996 compared to net earnings of $39.4 million or $.91 per common share for the nine-month period ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was impacted by a $10.3 million decrease in accounts receivable during the nine-month period ended September 30, 1996 compared to an increase of $41.5 million in 1995. This decrease is accounts receivable is primarily due to a sales policy change in the North American replacement business. In addition, inventories decreased $35.6 million in the nine-month period ended September 30, 1996 compared to an increase of $73.3 million in 1995. The Company's revolving credit agreements were amended to accommodate a $38.5 million charge (See Note 4). Further, the potential fourth quarter charge (See Note 4) could require a similar amendment. The Company expects that available cash and existing short-term lines of credit will be sufficient to meet its normal operating requirements.

Net cash used for investing activities consists primarily of capital expenditures for property, plant and equipment to implement process improvements, information technology and new product introductions. Capital expenditures for the nine-month period ended September 30, 1996 were $34.7 million compared to $56.6 million for the same prior year period. Net cash provided from investing activities consists of proceeds received from the sale of the Company's electrical business during the nine-month period ended September 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

              10.28 First Amendment to Revolving Credit Agreement dated as of June 30, 1994 among the Company, various banks, and Chemical Bank, as agent ("1994 Revolving Credit Agreement").

              10.29 Second Amendment dated as of October 21, 1996, and effective as of September 30, 1996, to 1994 Revolving Credit Agreement.

              11.1 Statement Re Computation of Per Share Earnings for the three months ended September 30, 1996 (filed with this report).

              11.2 Statement Re Computation of Per Share Earnings for the nine months ended September 30, 1996 (filed with this report).


         (b)  Report on Form 8-K:

              On September 18, 1996, the Company filed a Current Report on Form 8-K during the quarter ended on September 30, 1996, concerning the resignation of Dennis J. Gormley as chairman, president and chief executive officer of the Company and the appointment on an interim basis of Roderick M. Hills as chairman and Robert S. Miller, Jr. as chief executive officer and president of the Company.



                                  SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             FEDERAL-MOGUL CORPORATION


                                    (Thomas W. VanHimbergen)
                             By:
                                ---------------------------------
                                    THOMAS W. VANHIMBERGEN
                                  Senior Vice President and
                                    Chief Financial Officer



                                       (Kenneth P. Slaby)
                             By:
                                ---------------------------------
                                        KENNETH P. SLABY
                                Vice President and Controller,
                                    Chief Accounting Officer




Dated:  November 14, 1996