Form 10-K405
period 1996-12-31
FEDERAL MOGUL CORP
filed 1997-03-27
CIK 34879

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549
                     ------------------------
                           FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1996
                   Commission File Number:  1-1511
                      ------------------------
                      FEDERAL-MOGUL CORPORATION
         (Exact name of Registrant as specified in its charter)
     Michigan                                            38-0533580
(State or other jurisdiction of              (IRS Employer I.D. No.)
incorporation or organization)
        26555 Northwestern Highway, Southfield, Michigan   48034
(Address of principal executive offices)                 (Zip code)
  Registrant's telephone number including area code:  (810) 354-7700

      Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
     Title of Each Class                     which registered
     -------------------                ------------------------
Common Stock and Rights to Purchase     New York Pacific Stock Exchange
   Preferred Shares                       and Pacific Stock Exchange
7 1/2% Sinking Fund Debentures due
  January 15, 1998                      New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act:  None.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]                   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $840,511,212 as of February 28, 1997 based on the reported last sale price as published for the New York Stock Exchange--Composite Transactions for such date.

The Registrant had 35,045,109 shares of common stock outstanding as of February 28, 1997.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders dated March 19, 1997, and filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Report.

                        FORWARD-LOOKING STATEMENTS

INFORMATION CONTAINED OR INCORPORATED IN THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE NOT HISTORICAL FACTS AND WHICH INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE COMPANY'S INTENT TO IMPROVE ITS COST STRUCTURE, STREAMLINE ITS OPERATIONS AND DIVEST ITS UNDERPERFORMING ASSETS. ACTUAL RESULTS, EVENTS AND PERFORMANCE COULD DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF THESE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, THE COMPANY'S INABILITY TO DIVEST CERTAIN ASSETS, INCREASES IN THE COST AND DELAYS IN THE TIMING OF IMPLEMENTING RESTRUCTURING ACTIONS, DETERIORATION OF GLOBAL AND REGIONAL ECONOMIC CONDITIONS AND OTHER FACTORS DISCUSSED HEREIN, IN MATERIALS INCORPORATED HEREIN OR IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I

ITEM 1.  BUSINESS.

Overview

Federal-Mogul Corporation, founded in 1899 and incorporated in Michigan in 1924 (referred to herein as "Federal-Mogul" or the "company"), is a global manufacturer and distributor of a broad range of precision parts, primarily vehicular components for automobiles and light trucks, heavy duty trucks, farm and construction vehicles and industrial products. The company manufactures engine bearings, sealing systems, fuel systems, lighting products, pistons and chassis products. The company engineers and manufactures products for original equipment manufacturers ("OE" products), principally the major automotive manufacturers in the United States and Europe, and also provides these and related products to aftermarket customers worldwide.

During the fourth quarter of 1996, the management of the company undertook an intensive review of the company's business. On February 6, 1997, the company announced details of a restructuring plan and a writedown of assets held for sale to fair value designed to improve the company's cost structure, streamline its operations and divest its underperforming assets, including its international retail operations. The restructuring is intended to realign the company's growth strategy behind its core competencies of manufacturing, engineering and distribution.

The components of the restructuring and writedown of assets held for sale to fair value include: (i) the planned sale of 132 international retail operations located in Australia, Chile, Ecuador, Panama, Puerto Rico, South Africa and Venezuela; (ii) the planned sale or restructuring of approximately 30 wholesale international replacement operations in 10 countries; (iii) the rationalization of European manufacturing operations involving the relocation of product lines and workforce reductions; (iv) the consolidation of lighting products in Juarez, Mexico, resulting in the closing of the company's Leiters Ford, Indiana manufacturing facility; (v) the consolidation or closure of North American warehouse facilities; (vi) the consolidation of customer support functions now housed in Southfield, Michigan and Phoenix, Arizona; (vii) the consolidation of European aftermarket management functions located in Geneva, Switzerland into the Wiesbaden, Germany manufacturing headquarters; and (viii) the streamlining of administrative and operational staff functions worldwide.

In 1996, the company recorded a restructuring charge of $57.6 million, comprised of $42.8 million for employee severance and $14.8 million for exit costs and consolidation of certain facilities. To reduce the carrying value of assets held for sale to fair value, the company recorded an additional charge of $151.3 million related to impairment of goodwill and certain other assets and costs associated with the international retail operations held for sale. The company also recorded special charges totaling $98.7 million in the third and fourth quarters of 1996. In 1996, the international wholesale and retail businesses to be sold or closed increased operating losses by approximately $9 million. Management believes that in 1997, the operating results from these businesses will not have a material impact on the company's operating results. For further information respecting the charges taken by the company in 1996, see "Item 7. Management's Discussion and Analysis of

Financial Condition and Results of Operations-Restructuring and Adjustment of Assets Held for Sale to Fair Value" and Notes 2, 3, 4 and 5 of
Notes to Consolidated Financial Statements filed under "Item 8. Financial Statements and Supplementary Data".

The following table sets forth the company's net sales by market segment and geographic region as a percentage of total net sales.

                                Year Ended December 31,
                             ------------------------------
                                1996      1995      1994
                                ----      ----      ----
Original Equipment
      Americas                   22%       22%       22%
      International               9%        9%        8%

Aftermarket
      United States and Canada   37%       39%       43%
      International              30%       27%       21%

Other <F1>
      United States and Canada    --        1%        4%
      International               2%        2%        2%
                                  --       --        --
                                 100%     100%      100%

-----------------------
[FN]
<F1>  Sales of these products - air bearing spindles, heavy-wall bearings, and precision forged powdered metal parts - are accounted for by the company primarily as OE sales for financial reporting purposes. The precision forged powdered metal parts operation was sold in April 1995. In January 1997, the company sold its heavy-wall bearing division in Germany and Brazil.

The company is now redirecting its efforts and resources to expand its core competencies in manufacturing and distribution by growing the manufacturing base globally while capitalizing on the aftermarket distribution network. Some of the growth in connection with the new strategy is expected to come through acquisitions which the company will be exploring on an ongoing basis.

Manufactured Products

The company manufactures the following vehicular and industrial components:

Engine Bearings - The company manufactures engine bearings, bushings and washers, including bimetallic and trimetallic journal bearings (main, connecting rod, thrust and tilting pad), bimetallic and trimetallic bushings and washers, valve plates and labyrinth seals. These products are used in automotive and light truck, heavy duty, industrial, marine, agricultural, and power generation applications. These products are marketed under the brand names Federal-Mogul(R) and Glyco(R).

Sealing Systems - The company manufactures a line of sealing products consisting of oil seals, high technology precision gaskets, valve stem seals, air conditioning compression seals, crank shaft seal carrier assemblies and unipistons. Sealing products are used in the automotive and light truck, heavy duty truck, agricultural, off-highway, railroad and industrial applications. These products are marketed under the brand names National(R), Bruss(R), Mather(R), and Seal Technology Systems(R)(STS).

Lighting Products - The company manufactures lighting and safety products consisting of clearance marker lamps, front, side and rear signal lamps, stop, tail and turn lights, emergency lighting, turn signal switches and back-up lamps. Lighting products are used in automotive, medium through heavy duty truck and trailer, off-road, industrial and emergency applications. These products are marketed under the brand name Signal-Stat(R).

Fuel Systems - The company manufactures a full line of fuel pumps including mechanical fuel pumps, diesel lift pumps, electric fuel pumps, electric fuel modules and hanger assemblies. Fuel systems are used in automotive and light truck, marine, agricultural and industrial applications. These products are marketed under the brand name Carter(R).

Pistons - The company manufactures cast aluminum pistons for automotive, light duty diesel and air-cooled engines. They are marketed under the brand name Sterling(R).

Chassis Products - The company manufactures chassis products including clutch bearings, king pins and universal joints for automotive and light truck applications. They are marketed under the brand name Federal-Mogul(R).

Original Equipment

The company supplies OE customers with a wide variety of precision engineered parts including engine bearings, oil seals and fuel systems.
The company manufactures all of the products that it sells to OE customers.

Customers consist primarily of automotive, heavy duty vehicle and farm and industrial equipment manufacturers. In 1996, approximately 11% of the company's net sales were to the three major automotive manufacturers in the United States, with General Motors Corporation accounting for approximately
5% of the company's net sales, Ford Motor Company accounting for approximately 4% of the company's net sales and Chrysler Corporation accounting for approximately 2% of the company's net sales. In addition, the company sells OE products to most of the major automotive manufacturers headquartered outside the United States. The Glyco facility in Germany sells OE products to Volkswagen, Daimler-Benz and BMW. The company also sells Federal-Mogul engine bearings to Renault and Peugeot in France and to Fiat in Italy. In addition, the company sells a small amount of OE products to certain Japanese manufacturers, including Nissan-Mexico, certain Toyota operations in the United States and Komatsu in Japan.

Aftermarket

The company supplies a wide variety of aftermarket products, including engine and transmission products (engine bearings, pistons, piston rings, valves, camshafts, valve lifters, valvetrain parts, timing components and engine kits, bushings and washers), ball and roller bearings, sealing devices

(gaskets and oil seals and other high performance specialty seals), lighting and electrical components, and automotive fuel pumps, water pumps, oil pumps and related systems. The company also sells steering and suspension parts which include such items as tie rod ends, ball joints, idler and pitman arms, center links, constant velocity parts, rack and pinion assemblies, coil springs, universal joints, engine mounts and alignment products.

Federal-Mogul sells aftermarket products under its own brand names such as Federal-Mogul(R), Glyco(R), National(R), Mather(R), Carter(R), Sterling(R), Signal-Stat(R) and Seal Technology Systems(R) (STS), as well as under brand names for which it has long-term licenses such as TRW(R) and Sealed Power(R). It also packages its products under third-party private brand labels such as NAPA(R) and CARQUEST(R).

The company's aftermarket business supplies approximately 150,000 part numbers to almost 10,000 customers. Federal-Mogul's customers are located in more than 90 countries around the world. For 1996, Aftermarket net sales in the United States and Canada represented 56% of total Aftermarket net sales, with net sales outside of the United States and Canada representing 44% of such sales.

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

Federal-Mogul's North American distribution centers in Jacksonville, Alabama, LaGrange, Indiana, and Maysville, Kentucky (the "Distribution Centers"), serve as the hubs of the company's domestic aftermarket distribution network. Products are shipped from these Distribution
Centers to service centers in the United States and Canada. For Latin American sales, products are shipped through a facility in Fort Lauderdale, Florida to 7 international regional distribution centers and 6
Latin American branches. For European sales, products are shipped through Federal-Mogul's facility in Kontich, Belgium.

Research and Development

The company's expertise in engineering and research and development ensures that the latest technologies, processes and materials are considered in solving problems for customers. Federal-Mogul provides its customers with real-time engineering capabilities and design development in their home countries. Research and development activities are conducted at the company's major research centers in Ann Arbor, Michigan, Wiesbaden, Germany, Logansport, Indiana, Malden, Missouri, Cardiff,
Wales, Hoisdorf, Germany and Minoshima, Japan. Each of the company's operating units is engaged in various engineering and research and development efforts working side by side with customers to develop custom solutions unique to their needs.

Total expenditures for research and development activities were approximately $14.4 million in 1996, $15.1 million in 1995 and $18.7 million in 1994. Expenditures for research and development have declined due to headcount and other cost reductions, consolidation of the lighting, electrical and fuel research centers, and the sale of the United States ball bearings manufacturing operations.

Recent Acquisitions and Divestitures

During 1996 and early 1997, the company sold its heavy-wall bearing division in Germany and Brazil, its United States ball bearings manufacturing operations and its electrical products business. For further information, see Note 7 of Notes to Consolidated Financial Statements filed under "Item 8. Financial Statements and Supplementary Data".

Suppliers

Federal-Mogul sells its manufactured parts as well as parts manufactured by other manufacturers to the aftermarket. The products not manufactured by Federal-Mogul are supplied by over 600 companies. In 1996, no outside supplier of the company provided products which accounted for more than 5% of the company's net sales.

In connection with the acquisition of the automotive aftermarket business of TRW, Inc. in 1992, the company and TRW entered into a Supply Agreement for an initial term of 15 years (the "Supply Period"), pursuant to which TRW agreed to supply the company with parts manufactured by TRW and distributed by the company. During the first 5 years of the Supply Period (the "Exclusive Period"), the company is an exclusive distributor of such TRW parts and thereafter will be a nonexclusive distributor for the remaining term of the Supply Agreement, subject to certain exceptions. Thereafter, both the Exclusive Period and the Supply Period are automatically renewable for 1-year periods and are terminable upon 1 year's notice by either party.

Employee Relations

On January 1, 1997, the company had approximately 15,700 full-time employees of whom approximately 10,200 were employed in the United
States. Approximately 54% of the company's United States employees are represented by 4 unions. Approximately 44% of the company's foreign employees are represented by various unions. Each unionized manufacturing facility of the company has its own contract with differing expiration dates so, in general, no contract expiration date affects more than one facility. The company believes its labor relations to be good.

Environmental Regulations

The company's operations, in common with those of industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environment control activities did not have a material impact on the company's financial position or results of operations in 1996 and are not expected to have a material impact on the company's financial position or results of operations in 1997 or 1998.

Raw Materials

The company does not normally experience supply shortages of raw materials. Although shortages may occur occasionally, the company generally buys from many reliable long-term suppliers and purchases most raw materials, purchased parts, components and assemblies from multiple sources.

Backlog

The majority of the company's products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. For products supplied by outside suppliers, the company generally purchases products from more than one source. The company expects to be capable of handling the anticipated 1997 sales volumes.

Patents and Licenses

The company holds a large number of patents which relate to a wide variety of products and processes, and has pending a substantial number of patent applications. While in the aggregate its patents are of material importance to its business, the company does not consider that any patent or group of patents relating to a particular product or process is of material importance when judged from the standpoint of the business as a whole.

Competition

The global vehicular parts business is highly competitive. The company competes with many of its customers that produce their own components as well as with independent manufacturers and distributors of component parts in the United States and abroad. In general, competition for such sales is based on price, product quality, customer service and the breadth of products offered by a given supplier. The company has attempted to meet these competitive challenges through more efficiently integrating its manufacturing and distribution operations, expanding its product coverage within its core businesses, and expanding its worldwide distribution network.

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

Original equipment and aftermarket sales by major geographical regions were:

                           1996               1995          1994
                           ----               ----          ----
                                     (Millions of Dollars)
Original Equipment
  Americas                 $   449.1          $   465.4     $   523.7
  International                219.5              222.7         175.6

Aftermarket
  United States and Canada     757.3              776.9         804.0

  International                604.3              530.9         392.6
                            --------           --------      --------
Total Sales                 $2,030.2           $1,995.9      $1,895.9
                            ========           ========      ========

Detailed results of operations and assets by geographic area for each of the years ended December 31, 1996, 1995 and 1994 appear in Note 15 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Executive Officers of the Company

The executive officers of the company are its elected officers, other than its assistant officers. Set forth below are the names, ages (at March 1, 1997), positions and offices held, and a brief account of the business experience during the past 5 years of each executive officer.

R.A. Snell (55). Mr. Snell has served as Chairman, Chief Executive Officer and President and a director of the company since November 1996. He also serves as Chairman of the Executive and Finance Committee and as a member of the Pension Committee. Mr. Snell was previously employed by Tenneco, Inc., from November 1987 to November 1996, most recently having served as President and Chief Executive Officer of Tenneco Automotive from September 1993 until he was employed by the company. From 1989 to 1993, he served as Senior Vice President and General Manager of Tenneco Automotive's Walker Manufacturing Company operation. He first became an executive officer in 1996.

K.W. Baird (35). Vice President-Distribution and Logistics of the company since July 1996. Prior thereto, Mr. Baird was employed by the company as Vice President-Worldwide Aftermarket Operations from October 1995 to July 1996; Plant Manager of the company's Frankfort, Indiana and Van Wert, Ohio plants from September 1993 to October 1995; and Product Line Manager for the company's Van Wert, Ohio, and Summerton, South Carolina plants from September 1990 to September 1993. He first became an executive officer in 1996.

D.A. Bozynski (43). Vice President and Treasurer since April 1996. Prior thereto, Mr. Bozynski was employed by Unisys Corporation as Vice President and Assistant Treasurer from October 1994 to April 1996; Vice President, Finance-Lines of Business from April 1993 to September 1993; and Vice President, Corporate Business Analysis, March 1992 to April 1993. He first became an executive officer in 1996.

J.B. Carano (47). Vice President and General Manager-Latin America since 1995; Vice President and Controller, December 1992 to March 1995;
International Distribution Manager-Port Everglades, Florida, February 1990 to November 1992. He first became an executive officer in 1992.

R.F. Egan (50). Vice President, Distributor Sales-Aftermarket since October 1996; Vice President, Automotive Sales-Aftermarket from December 1993 to October 1996; Vice President, Automotive Sales-Worldwide Aftermarket Operation, November 1992 to December 1993; National Sales Manager, Automotive Aftermarket-Worldwide Aftermarket Operation May 1985 to November 1992. He first became an executive officer in 1993.

C.B. Grant (52). Vice President-Corporate Development since December 1992; Vice President and Controller, May 1988 to December 1992. He first became an executive officer in 1985.

A.C. Johnson (48). Executive Vice President since February 1997; Vice President and President, Operations from April 1996 to February 1997; Vice President and President, Worldwide Operations from January 1996 to April 1996; Vice President and President, Worldwide Manufacturing Operation from February 1995 until January 1996; Vice President, Powertrain Operations-Americas from December 1993 until
February 1995; Vice President and General Manager-Seal Operations, November 1992 to December 1993; General Manager-Oil Seal Operations, January 1990 to November 1992. He first became an executive officer in 1993.

D.L. Kaye (46). Vice President, General Counsel and Secretary since April 1995. Prior thereto, Divisional Counsel, Buick Motor Division and Cadillac Motor Car Division, General Motors Corporation from April 1990 to April 1995. She first became an executive officer in 1995.

R.P. Randazzo (53). Vice President-Human Resources since January 1997. Prior thereto, Senior Vice President-Human Resources of Nextel
Communications, Inc. from December 1994 to December 1996, and Senior Vice President, Human Resources-Americas Region of Asea Brown Boveri, Inc., December 1990 to December 1994. He first became an executive officer in 1997.

T.W. Ryan (50). Senior Vice President and Chief Financial Officer since February 1997. Prior thereto, Chief Financial Officer of Tenneco
Automotive, a division of Tenneco, Inc. from January 1995 to February 1997, and Vice President, Treasurer and Controller of A.O. Smith
Corporation from March 1985 to January 1995. He first became an executive officer in 1997.

M.L. Schultz (49). Vice President and General Manager-North American Aftermarket Sales and Marketing since December 1995; Vice President, Marketing-Worldwide Aftermarket, December 1994 to December 1995; Eastern Zone Sales Manager, November 1992 to December 1994. Mr. Schultz was Vice President of Sales, North America for TRW Inc. before joining the company in 1992. He first became an executive officer in 1995.

W.A. Schmelzer (56). Vice President and Group Executive-Engine and Transmission Products since April 1995; Vice President and
Group Executive-E & T Products, April 1993 to April 1995;
Vice President and Group Executive-Engine and Transmission Products Group-Europe, January 1992 to April 1993. He first became an executive officer in 1992.

K.P. Slaby (45). Vice President and Controller since April 1996. Prior thereto, Manager-Financial Operation for the global silicones business of General Electric Company, November 1990 to April 1996. He first became an executive officer in 1996.

J.J. Zamoyski (50). Vice President and General Manager-Europe since April 1996; Vice President and General Manager, Worldwide
Aftermarket Operation-International, November 1993 to April 1996;
General Manager, Worldwide Aftermarket-Distribution and Logistics, August 1991 to November 1993. He first became an executive officer in 1980.

Generally, officers of the company are elected at the time of the Annual Meeting of Shareholders, but the Board also elects officers at various other times during the year. Each officer holds office until his or her successor is elected or appointed or until his or her resignation or removal.

ITEM 2.  PROPERTIES.

The company conducts its business from its World Headquarters complex in Southfield, Michigan, which is leased pursuant to a sale/leaseback arrangement. The principal manufacturing and other materially important physical properties of the company at December 31, 1996, are listed below. All properties are owned in fee except where otherwise noted.


A.  Manufacturing Facilities.
                                                   No. of       Sq. Ft.
    North American Manufacturing Facilities      Facilities   at 12/31/96
    Frankfort, Indiana                               1          160,000
    Leiters Ford, Indiana<F1>                        1          116,900
    Milan, Michigan                                  1           83,000
    Van Wert, Ohio                                   1          222,800
    Blacksburg, Virginia                             1          190,400
    Greenville, Michigan                             1          197,100
    Logansport, Indiana                              2          284,000
    Malden, Missouri<F2>                             1          122,000
    Mooresville, Indiana                             1           65,900
    St. Johns, Michigan                              1          266,000
    Puebla, Mexico                                   1          100,600
    Mexico City, Mexico                              2          157,300
    Juarez, Mexico<F2>                               1          102,885
    Juarez, Mexico                                   1           67,736
    Summerton, South Carolina                        1          136,000
                                                    --        ---------
                                                    17        2,272,621


                                                   No. of       Sq. Ft.
     International Manufacturing Facilities      Facilities   at 12/31/96
     Cuorgne, Italy                                  1          114,900
     Gonnet, Argentina                               1           49,252
     San Martin, Argentina                           1            5,638
     Orleans, France                                 1          130,046
     Wiesbaden, Germany                              1          837,900
     Wiesbaden, Germany<F2>                          1           43,600
     Braunschweig, Germany<F3>                       1           65,000
     Cardiff, Wales                                  1          151,200
     Merthyr, Wales<F2>                              1            9,000
     Cap. Fed Argentina                              1           15,416
     San Luis, Argentina                             2            6,400
                                                    --        ---------
                                                    12        1,428,352

     Total Manufacturing Facilities                 29        3,700,973
                                                    ==        =========

[FN]
<F1>  To be closed in 1997.
<F2>  Leased by the company and accounted for as an operating lease.
      The company believes that these leases could be renewed or comparable facilities could be obtained without materially affecting operations.
<F3>  Sold in January 1997.

B. Aftermarket Warehouses. The company operates 110 warehouses and distribution centers of which 103 are leased. In addition, 2 warehouses are financed and leased through the issuance of industrial revenue bonds. Certain of these warehouses will be closed or consolidated in connection with the restructuring of the company.

C. Retail Properties. The company leases 8 retail facilities in Australia, 15 facilities in Venezuela, 4 facilities in Chile, 58 facilities in South Africa, 7 facilities in Panama, 33 facilities in Puerto Rico and 3 facilities in Ecuador. The company expects to dispose of or close these facilities in connection with its planned sale of its international retail operations.

All owned and leased properties are well maintained and equipped for the purposes for which they are used. The company believes that its facilities are suitable and adequate for the operations involved.

ITEM 3.  LEGAL PROCEEDINGS.

A. For information respecting lawsuits concerning environmental matters to which the company is a party, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations-Environmental Matters".

    The company is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The company is defending all such claims vigorously and believes that it has substantial defenses to liability and adequate insurance coverage for its defense costs. While the outcome of litigation cannot be predicted with certainty, after consulting with counsel for the company, management believes that these matters will not have a material effect on the company's financial position.

     The company is involved in various other legal actions and claims. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcomes are reasonably likely to have a material adverse effect on the company's financial position.

B. There were no material legal proceedings which were terminated during the fourth quarter of 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1996.

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

The company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the trading symbol FMO. The approximate number of shareholders of record of the company's common stock at February 28, 1997 was 10,072. The following table sets forth the high and low sale prices of the company's common stock for each calendar quarter as reported on the New York Stock Exchange-Composite Tape for the last 2 years:

                       1996                    1995
               -------------------     --------------------
    Quarter      High         Low        High        Low
     First     $20 7/8     $17 3/8     $23 1/4     $16 3/4
     Second     19 7/8      17 7/8     19 7/8       16 7/8
     Third      22 1/2      16 1/4     23 3/4       17 3/4
     Fourth     24 1/2      20 3/8     21 1/2       17 1/4


The closing price of the company's common stock as reported on the New York Stock Exchange-Composite Tape on March 25, 1997, was $25.

Quarterly dividends of $.12 per common share were declared during 1996 and 1995. In February 1997, the company's Board of Directors declared a quarterly dividend of $.12 per common share. This was the 244th consecutive quarterly dividend declared by the company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.


FIVE-YEAR FINANCIAL SUMMARY
---------------------------


(Millions of Dollars,
 Except Per Share Amounts)        1996      1995      1994      1993      1992
                                --------  --------  --------  --------  --------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA
-------------------------

Net sales                       $2,030.2  $1,995.9  $1,895.9  $1,575.5  $1,264.0
Costs and expenses <F1><F2><F3> (2,276.1) (1,995.7) (1,792.3) (1,521.9) (1,262.3)
Other income (expense)              (3.4)     (3.4)     (1.5)      4.0       7.3
Income tax (expense) benefit        38.2      (6.5)    (38.8)    (17.5)     (4.6)
                                 -------   -------   -------   -------   -------
Earnings (loss) before cumulative
  effect of accounting change     (211.1)     (9.7)     63.3      40.1       4.4
Cumulative effect of
  accounting change <F4>               -         -         -         -     (88.1)
                                 -------   -------   -------   -------   -------
Net earnings (loss)               (211.1)     (9.7)     63.3      40.1     (83.7)
Preferred stock dividends,
  net of related tax benefits       (8.7)     (8.9)     (9.0)     (9.1)     (4.6)
                                 -------   -------   -------   -------   -------
Net earnings (loss) available
  for common shares             $ (219.8) $  (18.6) $   54.3  $   31.0  $  (88.3)
                                 =======   =======   =======   =======   =======



FIVE-YEAR FINANCIAL SUMMARY (continued)
---------------------------



                                  1996      1995      1994      1993      1992
                                --------  --------  --------  --------  --------
COMMON SHARE SUMMARY (PRIMARY)
------------------------------
Average shares and equivalents
    outstanding (in thousands)    35,105    34,988    35,062    27,342    22,390
Earnings (loss) per share:
  Before cumulative effect
    of accounting change          $(6.26)   $ (.53)   $ 1.55    $ 1.13    $ (.01)
  Cumulative effect of
    accounting change <F4>             -         -         -         -     (3.93)
                                   -----     -----     -----     -----     -----
Net earnings (loss) per share      (6.26)     (.53)     1.55      1.13     (3.94)
                                   =====     =====     =====     =====     =====

Dividends paid per share          $  .48    $  .48    $  .48    $  .48    $  .48
                                   =====     =====     =====     =====     =====

CONSOLIDATED BALANCE SHEET DATA
-------------------------------
Total assets                    $1,455.2  $1,714.4  $1,496.1  $1,301.4  $1,110.6
Short-term debt <F5>               280.1     111.9      74.0      39.2      69.4
Long-term debt                     209.6     481.5     319.4     382.5     350.6
Shareholders' equity               318.5     555.1     597.2     371.1     230.9

OTHER FINANCIAL INFORMATION
---------------------------
Net cash provided from (used
  by) operating activities      $ 149.0   $ (34.7)  $  24.3   $  43.5   $  57.2
Expenditures for property,
  plant, equipment and other
  long-term assets                 54.2      78.5      74.9      60.0      40.2
Depreciation and
  amortization expense             63.7      61.0      55.7      50.7      46.7


[FN]
<F1> For 1996, includes $57.6 million for a restructuring charge,
     $151.3 million for adjustment of assets held for sale to fair value and $11.4 million relating to reengineering and other related charges in 1996.

<F2> For 1995, includes $26.9 million for restructuring charges,
     $51.8 million for adjustment of assets held for sale to fair value and $13.9 million relating to reengineering and other related charges in 1995.

<F3> Includes $19.2 million for restructuring charges in 1993 and a special charge of $14.0 million in 1992.

<F4> The company changed its method of accounting for postretirement benefits other than pensions effective in 1992.

<F5> Includes current maturities of long-term debt.  (See Note 10 to the consolidated financial statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESTRUCTURING AND ADJUSTMENT OF ASSETS HELD FOR SALE TO FAIR VALUE
------------------------------------------------------------------

As a result of the change in the company's strategy, to focus on manufacturing as a core competency, management designed and implemented a restructuring plan to aggressively improve the company's cost structure, streamline operations and divest the company of underperforming assets.

The components of the restructuring plan and the adjustment of assets held for sale to fair value include:

- the planned sale of 132 international retail operations located in Australia, Chile, Ecuador, Panama, Puerto Rico, South Africa and Venezuela;

- the planned sale or restructuring of approximately 30 wholesale international aftermarket operations in 10 countries;

- the rationalization of European manufacturing operations involving the relocation of product lines and workforce reductions;

- the consolidation of lighting products in Juarez, Mexico resulting in the closing of the Leiters Ford, Indiana manufacturing facility;

- the consolidation or closure of North American warehouse facilities;

- the consolidation of customer support functions now housed in Southfield, Michigan and Phoenix, Arizona;

- the consolidation of European aftermarket management functions in Geneva, Switzerland into the Wiesbaden, Germany manufacturing headquarters; and

- the streamlining of administrative and operational staff functions worldwide.

The restructuring of Federal-Mogul focuses the company on organizational excellence in manufacturing and distribution. The company expects to record additional restructuring actions in the future to implement its corporate strategy, specifically related to its North American distribution network configuration and the European manufacturing rationalization. The company recognizes manufacturing as core to the organization's ability to deliver the highest quality products and services.

RESULTS OF OPERATIONS
---------------------

SALES


Original equipment and aftermarket sales were:

(Millions of Dollars)                         1996        1995        1994
                                            --------    --------    --------
ORIGINAL EQUIPMENT:
     Americas                               $  449.1    $  465.4    $  523.7
     International                             219.5       222.7       175.6

AFTERMARKET:
     United States and Canada                  757.3       776.9       804.0
     International                             604.3       530.9       392.6
                                            --------    --------    --------

TOTAL SALES                                 $2,030.2    $1,995.9    $1,895.9
                                            ========    ========    ========

Original equipment business sales in the Americas decreased IN 1996 due to the sale of the Precision Forged Products Division (PFPD) in April 1995, the sale of the electrical products business in September 1996 and the sale of the United States ball bearings manufacturing operations in November 1996, offset slightly by the acquisition of Seal Technology Systems Limited in September
1995. Excluding the effect of these acquisitions and divestitures, sales increased 2.6% in 1996. The company attributes this increase to new business in its core product lines of engine bearings and seals. In 1995, sales decreased from 1994 levels primarily due to the sale of PFPD in April 1995.

The international original equipment business sales decreased in 1996 due to the company's decision to exit some conventional engine bearing business that did not meet appropriate profitability levels. In 1995, international original equipment sales increased significantly due to market penetration of engine bearings and appreciating European currencies.

In 1996, North American replacement business sales decreased primarily due to the elimination of special extended payment terms. In 1995, the sales decrease was primarily due to a decrease in the sale of engine parts due to brand consolidation at the customer level of the company's
Federal-Mogul(R), TRW(R) and Sealed Power(R) branded engine parts that the company acquired.

The international replacement business sales increased due to significant volume and pricing increases in Mexico, the full year impact of the acquisitions of Bertolotti and Centropiezas in 1995, increased sales volume in Australia and new local operations in Brazil. This was partially offset by decreased sales in Venezuela due to a recession and the devaluation of the South African rand. In 1995, the international replacement business sales increase was largely attributable to the acquisitions of Varex, Bertolotti and Centropiezas.




OPERATING MARGIN

The company's margin decreased in 1996 due to the special charges in the third and fourth quarters. The company made certain changes in accounting estimates totaling $64 million ($43 million after tax, $1.23 per share) principally due to 1996 events and new information becoming available. The changes in accounting estimates included the following:

Customer incentive programs: The increase in the provision for customer incentive programs of $24 million resulted from 1996 contractual changes with certain customers, new sales programs, additional customer participation in these programs and current experience with these programs.

Excess and obsolete inventory: Business volume growth remained below expectations in 1996, causing a build up of certain inventories beyond anticipated demand. As a result, the company recorded an additional
$13 million provision for excess and obsolete inventory to reflect current business conditions.

Bad debts: The increase in the bad debt provision of $8 million was principally attributable to the deterioration of account balances of numerous low volume customers.

Environmental and legal matters: The environmental and legal provision was increased by $9 million in 1996 due to completed environmental studies, new issues arising and changes in the status of other legal matters.

In 1995, the company's operating margin decreased primarily due to a change in sales mix and additional expenses incurred in conjunction with the expansion of the company's retail operations in South Africa and Puerto Rico.

GAINS ON SALES OF BUSINESSES

During 1995, the company sold its equity interest in Westwind Air Bearings
Limited. recognizing a pretax gain of $16.2 million and its Precision Forged
Products Division for a pretax gain of $7.8 million.

RESTRUCTURING CHARGES

Federal-Mogul recorded a restructuring charge of $57.6 million in the fourth quarter of 1996 for costs associated with employee severance and exit and consolidation costs for 132 international retail operations and 30 wholesale operations, rationalization of European manufacturing operations, consolidation of lighting products, consolidation or closure of certain
North American warehouse facilities, consolidation of customer support functions in the United States and streamlining of administrative and operational staff functions worldwide. The charge is comprised of $42.8 million for employee severance and $14.8 million for exit costs and consolidation of certain facilities. The after-tax cash impact of the restructuring actions is approximately $40 million and the actions are anticipated to be substantially complete by the end of 1997.




Results of operations in the second and fourth quarters of 1995 include restructuring charges of $6.1 million and $20.8 million, respectively.
These charges are comprised of $20.1 million for employee severance and $6.8 million for exit costs and consolidation of certain facilities. The workforce reductions and consolidation of facilities were complete as of December 31, 1996.

REENGINEERING AND OTHER RELATED CHARGES

In 1996, Federal-Mogul initiated an extensive effort to strategically review its businesses and focus on its competencies of manufacturing, engineering and distribution. As a result of this process, the company incurred $11.4 million of pretax charges for professional fees and personnel costs related to the strategic review of the company and changes in management and related costs.

In 1995, the company recorded $13.9 million of pretax charges for reengineering and other costs. These costs included $7.0 million for professional fees and personnel costs and $6.9 million primarily for certain other non-recurring costs relating to brand consolidation at the customer level of the company's Federal-Mogul(R), TRW(R) and Sealed
Power(R) branded engine parts.

ADJUSTMENT OF ASSETS HELD FOR SALE TO FAIR VALUE

The company continually reviews all components of its businesses for possible improvement of future profitability through acquisition, divestiture, reengineering or restructuring. The company adopted Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed of," effective as of January 1, 1995. This statement addresses the accounting for the impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets and establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of impaired assets be reduced to fair value.

During 1996, management designed and implemented a restructuring plan to aggressively improve the company's cost structure, streamline operations and divest of underperforming assets. As part of this plan, the company decided to sell 132 international retail operations, sell or restructure
30 wholesale international replacement operations and consolidate a North American manufacturing operation. The company expects to complete substantially all of these actions in 1997. The carrying value of the assets held for sale was reduced to fair value based on estimates of selling values less costs to sell. The resulting adjustment of $148.5 million to reduce assets held for sale to fair value was recorded in the fourth quarter of 1996. Net sales of businesses to be disposed of approximated $234 million, $214 million and $129 million in 1996, 1995 and 1994, respectively.

In 1996, based upon the final sale, the company recorded an additional writedown of $2.8 million to the net asset value of the United
States ball bearings manufacturing operations. In 1995, the company decided to sell the ball bearings operations and reduced the carrying value by $17.0 million to record assets held for sale at fair value.



In 1995, the company also decided to sell its heavy wall bearing division in Germany and Brazil and certain other non-strategic assets. The company estimated the fair value of the businesses held for sale based on discussions with prospective buyers, adjusted for selling costs. The company reduced its carrying value by $17.0 million to record assets held for sale at fair value. This division was sold in January 1997 for $10.4 million, which approximated the carrying value of the assets at December 31, 1996.

In addition, in 1995, the company reduced the carrying value of certain other impaired long-lived assets by $17.8 million to record them at fair value.
No further significant fair value adjustments were recorded for these assets in 1996.

OTHER INCOME AND EXPENSE

Although the company decreased its debt by $104 million as of December 31, 1996, interest expense increased $5.3 million in 1996 due to a higher average debt level than 1995, and a slight increase in interest rates. In 1995, interest expense increased from 1994 due to higher levels of debt necessary to finance acquisitions, a stock repurchase program and increased levels of working capital.

INCOME TAXES

At December 31, 1996, the company had deferred tax assets, net of a $89.4 million valuation allowance, of $139.8 million and deferred tax liabilities of $67.4 million.

The net deferred tax asset of $72.4 million included the tax benefits of $57.2 million related to the company's postretirement benefit obligation at December 31, 1996. The company expects to realize the benefits associated with this obligation over a period of 35 to 40 years.

The difference between the 1996 effective income tax rate and the statutory tax rate is principally due to international losses that do not provide a tax benefit. (See Note 14 to the consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operations increased significantly during 1996 primarily due to working capital improvements. Accounts receivable decreased due to sales policy changes in the North American replacement business combined with a concerted effort to reduce accounts receivable days outstanding. In addition, inventories in the North American aftermarket decreased significantly due to operational improvements in inventory management.

Cash flow from investing activities increased due to the sale of the United
States ball bearings manufacturing operations and the sale of the electrical products manufacturing operations during 1996. Capital expenditures are anticipated to be approximately $60 million in 1997, primarily for enhanced manufacturing capabilities and process improvements.



Cash flow from financing activities decreased in 1996 as the company paid down its borrowings with cash generated from operations and the sales of the operations noted above. The covenants contained in the company's lending agreements have been amended to accommodate the restructuring charges and adjustment of assets held for sale to fair value.

The company's United States revolving credit facility contains restrictive covenants that, among other matters, require the company to maintain certain financial ratios. The covenants were amended in 1996 in relation to certain charges recorded in the third and fourth quarters of 1996. The amendments to the covenants are effective through March 31, 1997. The company intends to enter into a new consolidated multi-currency revolving credit facility in the first half of 1997.

The company believes that cash flow from operations, together with borrowings available under the company's revolving credit facility, will continue to be sufficient to meet its ongoing working capital requirements.

ENVIRONMENTAL MATTERS
---------------------

The company is a party to lawsuits filed in various jurisdictions alleging claims pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other state or federal environmental laws. In addition, the company has been notified by the Environmental
Protection Agency and various state agencies that it may be a potentially responsible party (PRP) for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. Although these laws could impose joint and several liability upon each party at any site, the potential exposure is expected to be limited because at all sites other companies, generally including many large, solvent public companies, have been named as PRPs. In addition, the company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. Management believes these accruals will be adequate to cover the company's estimated liability for these exposures.

FOREIGN CURRENCY AND COMMODITY CONTRACTS
----------------------------------------

The company is subject to exposure to market risks from changes in foreign exchange rates and raw material price fluctuations. Derivative financial instruments are utilized by the company to reduce those risks. The company does not hold or issue derivative financial instruments for trading or speculative purposes.

The company has foreign exchange contracts totaling $6.6 million with no related deferred gain or loss at December 31, 1996. The company has entered into contracts to purchase 4.7 million pounds of copper to hedge against the risk of price increases. These contracts are expected to offset the effects of price changes on the firm purchase commitments for copper.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------


(Millions of Dollars, Except Per Share Amounts)

YEAR ENDED DECEMBER 31                              1996       1995       1994
                                                  --------   --------   --------

Net sales                                         $2,030.2   $1,995.9   $1,895.9
Cost of products sold                              1,661.8    1,599.2    1,508.1
Selling, general and administrative expenses         350.6      297.3      265.1
                                                   -------    -------    -------
    Operating margin                                  17.8       99.4      122.7

Gain on sales of businesses                              -       24.0          -
Restructuring charges                                (57.6)     (26.9)         -
Reengineering and other related charges              (11.4)     (13.9)         -
Adjustment of assets held for sale to fair value    (151.3)     (51.8)         -
                                                   -------    -------    -------
      Operating earnings (loss)                     (202.5)      30.8      122.7

Interest expense                                     (42.6)     (37.3)     (21.2)
Interest income                                        2.9        9.6        7.6
International currency exchange losses                (3.7)      (2.9)      (5.5)
Other expense                                         (3.4)      (3.4)      (1.5)
                                                   -------    -------    -------
      Earnings (loss) before income taxes           (249.3)      (3.2)     102.1

   Income tax expense (benefit)                      (38.2)       6.5       38.8
                                                   -------    -------    -------

      NET EARNINGS (LOSS)                           (211.1)      (9.7)      63.3
                                                   -------    -------    -------

   Preferred dividends                                 8.7        8.9        9.0

      NET EARNINGS (LOSS) AVAILABLE
        TO COMMON SHAREHOLDERS                    $ (219.8)  $  (18.6)  $   54.3
                                                   =======    =======    =======

EARNINGS (LOSS) PER COMMON AND EQUIVALENT SHARE

  Primary                                         $  (6.26)  $   (.53)  $   1.55
                                                   =======    =======    =======

  Fully Diluted                                   $  (6.26)  $   (.53)  $   1.46
                                                   =======    =======    =======


See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEETS
---------------------------


(Millions of Dollars)

DECEMBER 31                                                1996        1995
                                                         --------    --------

ASSETS
------
Cash and equivalents                                     $   33.1     $   19.4
Accounts receivable                                         231.3        303.4
Inventories                                                 417.0        507.1
Prepaid expenses and income tax benefits                     81.5         55.8
                                                          -------      -------
   Total current assets                                     762.9        885.7

Property, plant and equipment                               350.3        426.6
Goodwill                                                    154.0        226.5
Other intangible assets                                      63.1         66.6
Business investments and other assets                       124.9        109.0
                                                          -------      -------
      TOTAL ASSETS                                       $1,455.2     $1,714.4
                                                          =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Short-term debt                                          $  280.1     $  111.9
Accounts payable                                            142.7        172.7
Accrued compensation                                         37.6         32.3
Other accrued liabilities                                   203.4        101.9
                                                          -------      -------
   Total current liabilities                                663.8        418.8

Long-term debt                                              209.6        481.5
Postemployment benefits                                     207.1        213.0
Other accrued liabilities                                    56.2         46.0
                                                          -------      -------
      TOTAL LIABILITIES                                   1,136.7      1,159.3

Series D preferred stock                                     76.6         76.6
Series C ESOP preferred stock                                53.1         56.8
Unearned ESOP compensation                                  (28.4)       (34.3)
Common stock                                                175.7        175.2
Additional paid-in capital                                  283.5        280.8
Retained earnings (deficit)                                (193.0)        45.0
Currency translation and other                              (49.0)       (45.0)
                                                          -------      -------
      TOTAL SHAREHOLDERS' EQUITY                            318.5        555.1
                                                          -------      -------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $1,455.2     $1,714.4
                                                          =======      =======

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------


(Millions of Dollars)

YEAR ENDED DECEMBER 31                                 1996      1995      1994
                                                     --------  --------  --------
CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES
-------------------------------------------------
Net earnings (loss)                                  $(211.1)  $  (9.7)  $  63.3
Adjustments to reconcile net earnings (loss) to net
  cash provided from (used by) operating activities:
    Depreciation and amortization                       63.7      61.0      55.7
    Gain on sale of businesses                             -     (24.0)        -
    Restructuring charges                               57.6      26.9         -
    Reengineering and other related charges             11.4      13.9         -
    Adjustment of assets held for
      sale to fair value                               151.3      51.8         -
    Deferred income taxes                              (35.6)    (16.2)      8.1
    Postemployment benefits                             (3.5)      4.2       4.0
    Decrease (increase) in accounts receivable          56.5      (3.7)    (61.7)
    Decrease (increase) in inventories                  55.8    (106.9)    (33.0)
    Increase (decrease) in accounts payable            (25.5)      7.2     (15.5)
    Payments against restructuring
      and reengineering reserves                       (17.6)    (19.4)    (14.0)
    Increase (decrease) in current
      liabilities and other                             46.0     (19.8)     17.4
                                                      ------    ------    ------
    NET CASH PROVIDED FROM (USED BY)
      OPERATING ACTIVITIES                             149.0     (34.7)     24.3

CASH PROVIDED FROM (USED BY) INVESTING ACTIVITIES
-------------------------------------------------
Expenditures for property, plant and equipment
  and other long-term assets                           (54.2)    (78.5)    (74.9)
Acquisitions of businesses                               (.3)    (72.1)    (58.3)
Payments for rationalization of acquired businesses        -      (7.3)    (24.5)
Proceeds from sales of businesses                       42.0      48.5         -
Other                                                      -         -       (.8)
                                                      ------    ------    ------
    NET CASH USED BY INVESTING ACTIVITIES              (12.5)   (109.4)   (158.5)

CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES
-------------------------------------------------
Issuance of common stock                                  .6        .2     196.8
Repurchase of common stock                                 -      (9.0)    (10.6)
Proceeds from issuance of long-term debt                   -     166.2     157.8
Principal payments on long-term debt                   (29.4)    (24.9)   (203.7)
Increase (decrease) in short-term debt                 (61.4)     33.7      14.8
Dividends                                              (26.9)    (27.3)    (27.7)
Other                                                   (5.7)      (.4)     (2.0)
                                                      ------    ------    ------
    NET CASH PROVIDED FROM (USED BY)
      FINANCING ACTIVITIES                            (122.8)    138.5     125.4
                                                      ------    ------    ------
    INCREASE (DECREASE) IN CASH AND EQUIVALENTS         13.7      (5.6)     (8.8)
Cash and equivalents at beginning of year               19.4      25.0      33.8
                                                      ------    ------    ------
    CASH AND EQUIVALENTS AT END OF YEAR              $  33.1   $  19.4   $  25.0
                                                      ======    ======    ======


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------
(Millions of Dollars)
                              Series C  Unearned                            Currency
                    Series D    ESOP     ESOP           Additional Retained Transla-
                    Preferred Preferred Compen-  Common  Paid-In   Earnings tion and
                      Stock     Stock   sation   Stock   Capital   (Deficit) Other    Total
                    --------- --------- -------- ------ ---------- -------- -------- -------
BALANCE AT
  JANUARY 1, 1994    $ 76.6    $ 60.2   $(44.6)  $147.5   $117.2   $  46.4   $(32.2) $371.1
Net earnings                                                          63.3             63.3
Issuance of
  common stock                                     28.8    162.5                      191.3
Exercise of
  stock options                                     1.6      6.1                        7.7
Repurchase of
  common stock                                     (3.0)    (9.6)                     (12.6)
Retirement of
  preferred stock                (1.1)                                                 (1.1)
Amortization of
  unearned ESOP
  compensation                             4.8                                   .2     5.0
Dividends                                                            (27.7)           (27.7)
Preferred dividend
  tax benefits                                               1.6                        1.6
Currency translation                                                           (6.3)   (6.3)
Pension adjustment                                                              4.9     4.9
                       -----    -----    -----    -----    -----    ------    -----   -----
BALANCE AT
  DECEMBER 31, 1994     76.6     59.1    (39.8)   174.9    277.8      82.0    (33.4)  597.2
-------------------
Net loss                                                              (9.7)            (9.7)
Net issuance of
  restricted shares                                 2.2      6.5               (7.7)    1.0
Exercise of
  stock options                                               .2                         .2
Repurchase of
  common stock                                     (1.9)    (5.3)                      (7.2)
Retirement of
  preferred stock                (2.3)                                                 (2.3)
Amortization of
  unearned ESOP
  compensation                             5.5                                          5.5
Dividends                                                            (27.3)           (27.3)
Preferred dividend
  tax benefits                                               1.6                        1.6
Currency translation                                                           (1.5)   (1.5)
Pension adjustment                                                             (2.4)   (2.4)
                       -----    -----    -----    -----    -----    ------    -----   -----
BALANCE AT
  DECEMBER 31, 1995     76.6     56.8    (34.3)   175.2    280.8      45.0    (45.0)  555.1
-------------------
Net loss                                                            (211.1)          (211.1)
Net issuance of
  restricted shares                                  .3       .9               (1.2)      -
Exercise of
  stock options                                      .2       .4                         .6
Retirement of
  preferred stock                (3.7)                                                 (3.7)
Amortization of
  unearned ESOP
  compensation                             5.9                                          5.9
Dividends                                                            (26.9)           (26.9)
Preferred dividend
  tax benefits                                               1.4                        1.4
Currency translation
  effect on assets
  held for sale                                                                20.1    20.1
Currency translation                                                          (24.4)  (24.4)
Pension adjustment                                                              1.5     1.5
                       -----    -----    -----    -----    -----    ------    -----   -----
BALANCE AT
  DECEMBER 31, 1996   $ 76.6   $ 53.1   $(28.4)  $175.7   $283.5   $(193.0)  $(49.0) $318.5
-------------------    =====    =====    =====    =====    =====    ======    =====  ======


See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


1.  ACCOUNTING POLICIES
    -------------------

Organization - Federal-Mogul Corporation's core business is providing value-added services for the global manufacture and distribution of non-discretionary parts to vehicular and industrial original equipment manufacturers and the vehicular aftermarket.

Principles of Consolidation - The consolidated financial statements include the accounts of Federal-Mogul Corporation and its majority-owned subsidiaries (the "company"). Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Equivalents - The company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Inventories - Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 54% and 52% of the inventory at December 31, 1996 and 1995, respectively. The remaining inventories are costed using the first-in, first-out (FIFO) method. If inventories had been valued at current cost, amounts reported at December 31 would have been increased by $49.4 million in 1996 and $54.2 million in 1995.

At December 31, inventories consisted of the following:

     (Millions of Dollars)                     1996              1995
                                              ------            ------
     Finished products                        $417.0            $469.6
     Work-in-process                            28.0              34.1
     Raw materials                              20.0              28.6
                                               -----             -----
                                               465.0             532.3

     Reserve for inventory valuation           (48.0)            (25.2)
                                               -----             -----
                                              $417.0            $507.1
                                               =====             =====


Inventory quantity reductions resulting in liquidations of certain LIFO inventory layers and the reduction in international locations using the LIFO method increased net earnings by $3.1 million and $1.6 million ($.09 and $.04 per share) in 1996 and 1994, respectively. There was no effect on operations for 1995.

Goodwill and Other Intangible Assets - Intangible assets, which result principally from acquisitions, consist of goodwill, trademarks and non-compete agreements, patents and other intangibles. Intangible assets are periodically reviewed for impairment based on an assessment of future cash flows, or fair value for assets held for sale, to ensure that they are appropriately valued. Intangible assets are amortized on a straight-line basis over their estimated useful lives, generally ranging from 7 to 40 years. Goodwill and other intangible assets reflected in the consolidated balance sheets are net of accumulated amortization of $18.6 million and $14.2 million for goodwill and $22.1 million and $16.9 million for other intangible assets at December 31, 1996 and 1995, respectively.

Currency Translation - Exchange adjustments related to international currency transactions and translation adjustments for subsidiaries whose functional currency is the United States dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of operations. Translation adjustments of international subsidiaries for which the local currency is the functional currency are reflected in the consolidated financial statements as a separate component of shareholders' equity.

Earnings Per Share - The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period and, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully-diluted earnings per share additionally assumes, when the effect is dilutive, the conversion of outstanding Series C Employee Stock Ownership Plan (ESOP) preferred stock (Note 11) and Series D preferred stock and the contingent issuance of common stock to satisfy the Series C ESOP preferred stock redemption price guarantee. The number of contingent shares used in the fully-diluted calculation is based on the market price of the company's common stock on December 31, 1996, and the number of preferred shares held by the ESOP as of December 31 of each of the respective years.

The primary weighted average number of common and equivalent shares outstanding (in thousands) was 35,105, 34,988 and 35,062 for 1996, 1995 and 1994, respectively. The fully-diluted weighted average number of common and equivalent shares outstanding (in thousands) was 35,105, 34,988 and 41,812 for 1996, 1995 and 1994, respectively.

Net earnings used in the computation of primary earnings per share are reduced by preferred stock dividend requirements. Net earnings used in the computation of fully-diluted earnings per share are reduced by preferred stock dividend requirements when the effect of conversion is anti-dilutive and by amounts representing the additional after-tax contribution that would be necessary to meet ESOP debt service requirements under an assumed conversion of the Series C ESOP preferred stock when the effect is dilutive.

Environmental Liabilities - The company recognizes environmental liabilities when a loss is probable and can be reasonably estimated. Such liabilities are generally not subject to insurance coverage.

Each environmental obligation is estimated by engineering and legal specialists within the company based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties will be able to fulfill their commitments at the sites where the company may be jointly and severally liable with such parties.

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

2.  RESTRUCTURING CHARGES
    ---------------------

Results of operations in the fourth quarter of 1996 include a restructuring charge of $57.6 million. This charge is comprised of $42.8 million for employee severance and $14.8 million for exit costs and consolidation of certain facilities. The workforce reductions and consolidation of facilities will be substantially completed in 1997.

The restructuring is designed to aggressively improve the company's cost structure, streamline operations and divest the company of underperforming assets. The after-tax cash impact of this charge is approximately
$40 million, the majority of which is expected to be paid out during 1997.

Employee severance costs result from the termination of approximately 1,430 employees, primarily in the international retail and wholesale operations, the North American distribution business, and at a closed North American manufacturing operation. The severance costs are based on the minimum levels that will be paid to the affected employees pursuant to the company's workforce reduction policies and certain foreign governmental requirements.

Exit and consolidation costs principally include lease termination costs of international retail stores, and certain international wholesale operations, the consolidation of certain North American distribution facilities and the consolidation of a North American manufacturing operation.

Results of operations in the second and fourth quarters of 1995 include restructuring charges of $6.1 million and $20.8 million, respectively. These charges are comprised of $20.1 million for employee severance and $6.8 million for exit costs and consolidation of certain facilities. The workforce reductions and consolidation of facilities were completed as of December 31, 1996.

Employee severance costs for 1995 resulted from the termination of a total of approximately 750 employees, primarily in Argentina, the United States and Europe. The amounts paid to terminated employees in 1995 and 1996 approximated the related charges recorded in 1995.

Exit costs for 1995 include efforts to consolidate and restructure selected operations primarily in the United States. The consolidation charge includes additional costs for certain aftermarket and related facilities consolidated after the acquisition of SPX Corporation's Sealed Power Replacement aftermarket business.

3.  ADJUSTMENT OF ASSETS HELD FOR SALE TO FAIR VALUE
    ------------------------------------------------

The company continually reviews all components of its businesses for possible improvement of future profitability through acquisition, divestiture, reengineering or restructuring. The company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective as of January 1, 1995. This statement addresses the accounting for the impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets, and establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of impaired assets be reduced to fair value.

During 1996, management designed and implemented a restructuring plan to aggressively improve the company's cost structure, streamline operations and divest the company of underperforming assets. As part of this plan, the company decided to sell 132 international retail operations, sell or restructure 30 wholesale international replacement operations and consolidate a North American manufacturing operation. The company expects to complete substantially all of these actions in 1997. The carrying value of the assets held for sale was reduced to fair value based on estimates of selling values less costs to sell. The resulting adjustment of $148.5 million to reduce assets held for sale to fair value was recorded in the fourth quarter of 1996. Net sales for businesses to be disposed of approximated $234 million, $214 million and $129 million in 1996, 1995 and 1994, respectively.

In 1996, based upon the final sale, the company recorded an additional writedown of $2.8 million to the net asset value of the United States ball bearings manufacturing operations. In 1995, the company decided to sell the ball bearings operations and reduced the carrying value by $17.0 million to record assets held for sale at fair value.

In 1995, the company also decided to sell its heavy-wall bearing division in Germany and Brazil and certain other non-strategic assets. The company estimated the fair value of the businesses held for sale based on discussions with prospective buyers, adjusted for selling costs. The company reduced its carrying value by $17.0 million to record assets held for sale at fair value. This division was sold in January 1997 for $10.4 million, which approximated the carrying value of the assets at December 31, 1996.

In addition, in 1995, the company reduced the carrying value of certain other impaired long-lived assets by $17.8 million to record them at fair value. No further significant fair value adjustments were recorded for these assets in 1996.

4.  REENGINEERING AND OTHER RELATED CHARGES
    ---------------------------------------

In 1996, the company initiated an extensive effort to strategically review its businesses and focus on its competencies of manufacturing, engineering and distribution. As a result of this process, the company incurred
$11.4 million of pretax charges for professional fees and personnel costs related to the strategic review of the company, and changes in management and related costs.

In 1995, the company recorded $13.9 million of pretax charges for reengineering and other costs. These costs included $7.0 million in professional fees and personnel costs to reengineer the business on a company-wide basis and $6.9 million primarily for certain other non-recurring costs relating to brand consolidation at the customer level of the company's Federal-Mogul(R), TRW(R) and Sealed Power(R) branded engine parts.

5.  CHANGES IN ACCOUNTING ESTIMATES
    -------------------------------

During the third and fourth quarters of 1996, the company made certain changes in accounting estimates totaling $64 million ($43 million after tax, $1.23 per share) due to 1996 events and new information becoming available. The changes in accounting estimates included increasing the provision for customer incentive programs and related sales initiatives by $24 million, increasing the provision for excess and obsolete inventory by $13 million, increasing the provision for bad debts by $8 million, increasing the provision for environmental and legal matters by $9 million and increasing various other provisions by approximately $9 million.

6.  ACQUISITIONS OF BUSINESSES
    --------------------------

The company accounted for the following acquisitions as purchases, and accordingly, the purchase prices have been allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date. The consolidated statements of operations include the operating results of the acquired businesses from the acquisition dates unless otherwise stated.

- On September 30, 1995, the company completed its acquisition of the Centropiezas group, a chain of retail stores in Puerto Rico.

- Wales-based Seal Technology Systems Limited, a leading designer and manufacturer of a specialized range of seals and gaskets for the automotive sector and other industrial markets was purchased
  September 25, 1995.

- The company acquired Bertolotti Pietro e Figli, S.r.l., a distributor of premium brand European auto and truck parts throughout Italy on June 28, 1995.

- On October 31, 1994, the company purchased all the outstanding shares of Varex Corporation Limited, the largest independent auto parts distributor in South Africa. The consolidated statements of operations include the operating results of Varex from July 1, 1994.

7.  SALES OF BUSINESSES
    -------------------

In November 1996, the company completed the sale of the operations and substantially all of the assets of its United States ball bearings manufacturing operations to NTN-U.S.A. Corporation. The company received
$31 million in cash and retained customer receivables while NTN-U.S.A. Corporation assumed certain liabilities. The results of operations have been included in the company's consolidated statement of operations through the date of sale. The company recognized no gain or loss on the sale. (Refer to Note 3 for previous writedowns of assets to fair value.)

In September 1996, the company completed the sale of the assets and business of its electrical products manufacturing operations to Capsonic Automotive, Inc. The company received $11 million in cash and retained customer receivables, while Capsonic Automotive assumed certain liabilities. The results of operations have been included in the company's consolidated statement of operations through the date of sale. The company recognized no gain or loss on the sale.

In December 1995, the company sold its equity interest in Westwind Air Bearings Limited. in England and its affiliated operations in the United States and Japan for $20.5 million. The company recognized a pre-tax gain on the sale of $16.2 million.

In April 1995, the company completed the sale of the operations and substantially all of the assets of its Precision Forged Products Division to Borg-Warner Automotive, Inc. The company received $28.0 million in cash and retained customer receivables, while Borg-Warner assumed certain liabilities. The results of operations have been included in the company's consolidated statement of operations through the date of sale. The company recognized a pre-tax gain on the sale of $7.8 million.

8.  FINANCIAL INSTRUMENTS
    ---------------------

FOREIGN EXCHANGE RISK AND COMMODITY PRICE MANAGEMENT

The company is subject to exposure to market risks from changes in foreign exchange rates and raw material price fluctuations. Derivative financial instruments are utilized by the company to reduce those risks. The company does not hold or issue derivative financial instruments for trading or speculative purposes.

The company's foreign exchange contracts at December 31 are summarized below:


(Millions of Dollars)             1996                       1995
                        ------------------------    ------------------------
                         Contract     Deferred       Contract     Deferred
                          Amount     Gain (Loss)      Amount       (Loss)
                        -----------  -----------    ----------   -----------
Forwards                  $  6.6       $   -          $ 23.5        $ (.3)
Options Purchased              -           -             8.0            -
                           -----        ----           -----         ----
                          $  6.6       $   -          $ 31.5        $ (.3)
                           =====        ====           =====         ====

The company has entered into copper contracts to hedge against the risk of price increases. These contracts are expected to offset the effects of price changes on the firm purchase commitments for copper. Under the agreements, the company is committed to purchase 4.7 million pounds of copper. The net unrealized gain on these firm purchase commitments at December 31, 1996 is $.1 million.

Deferred gains and losses are included in other assets and liabilities and recognized in operations when the future purchase or sale occurs, or at the point in time when the purchase or sale is no longer expected to occur.

CONCENTRATIONS OF CREDIT RISK

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

The company does not generally require collateral for its trade accounts receivable. The allowance for doubtful accounts of $16.3 million and $13.4 million at December 31, 1996 and 1995 is based upon the expected collectibility of all trade accounts receivable, including those sold.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable, accounts payable, and short-term and long-term debt approximate their fair values. The fair value of the long-term debt is estimated using discounted cash flow analysis and the company's current incremental borrowing rates for similar types of arrangements.

ACCOUNTS RECEIVABLE SECURITIZATION

On an ongoing basis, the company sells accounts receivables to Federal-Mogul Funding Corporation, a wholly owned subsidiary, which then sells such receivables without recourse to a master trust. Amounts sold under this arrangement were $95.0 million at December 31, 1996 and 1995. Accounts receivable at both December 31, 1996 and 1995 exclude the $95.0 million.

9.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

Property, plant and equipment are stated at cost and include expenditures for additional facilities and those expenditures which materially extend the useful lives of existing buildings, machinery and equipment.

Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

At December 31, property, plant and equipment consisted of the following:

                                   Estimated
     (Millions of Dollars)        Useful Life         1996           1995
                                  -----------       --------       --------
     Land                              -            $  32.1        $  35.7
     Buildings and
       building improvements        40 yrs.           144.1          180.8
     Machinery and equipment       3-12 yrs.          378.8          442.1
                                                     ------         ------
                                                      555.0          658.6
     Accumulated depreciation                        (204.7)        (232.0)
                                                     ------         ------
                                                    $ 350.3        $ 426.6
                                                     ======         ======

The company leases various facilities and equipment under both capital and operating leases. Net assets subject to capital leases were not significant at December 31, 1996 and 1995.

The balance of the deferred gain resulting from the 1988 sale and leaseback of a portion of the corporate headquarters complex was $7.8 million at December 31, 1996. The deferred gain is being amortized over the term of the lease as a reduction of rent expense. Future minimum payments under noncancelable operating leases with initial or remaining terms of more than 1 year are, in millions: 1997--$28.1; 1998--$25.8; 1999--$22.1;
2000--$18.2; 2001--$14.3 and thereafter, $60.8. Future minimum lease payments have been reduced by approximately $31.2 million for amounts to be received under sublease agreements.

Total rental expense under operating leases was $33.8 million in 1996, $34.0 million in 1995 and $24.9 million in 1994, exclusive of property taxes, insurance and other occupancy costs generally payable by the company.

10.  DEBT
     ----

The company's $300 million United States revolving credit facility matures in June 1998. The company also has a European revolving credit facility for $50 million. As of December 31, 1996, the company had $185 million borrowed against the United States revolver and $9 million borrowed against the European revolver. The company's United States revolving credit facility contains restrictive covenants that, among other matters, require the company to maintain certain financial ratios. The covenants were amended in 1996 in relation to certain charges recorded in the third and fourth quarters of 1996. The amendments to the covenants are effective through March 31, 1997. The company intends to enter into a new consolidated multi-currency revolving credit facility in the first half of 1997. The revolving credit facility borrowings are included in short-term debt as of December 31, 1996. Short-term debt also includes international subsidiaries' local credit arrangements that are maintained in accordance with local customary practice.

The weighted average interest rate for the company's short-term debt was 7.9% and 9.5% as of December 31, 1996 and 1995, respectively.

Long-term debt at December 31 consists of the following:


     (Millions of Dollars)                        1996          1995
                                                --------      --------
     Revolving credit facility                   $    -        $185.0
     Medium-term notes                            125.0         125.0
     Notes payable                                 64.8          68.1
     ESOP obligation                               28.0          33.7
     European revolving credit facility               -          44.7
     Other                                         17.7          38.1
                                                  -----         -----
                                                  235.5         494.6
     Less current maturities
       included in short-term debt                 25.9         13.1
                                                  -----         -----
                                                 $209.6        $481.5
                                                  =====         =====

In August 1994, the company initiated a medium-term note program for up to $200 million. Notes were issued in maturities ranging from 5 to 10 years. The average interest rate was approximately 8.4%.

In December 1990, the company privately placed $75 million in notes with insurance companies. The amount outstanding on these notes was $64.8 million as of December 31, 1996. The interest rate on the notes is approximately 11%. The notes will mature in December 2000. The note agreements contain restrictive covenants that, among other matters, require the company to maintain certain financial ratios and a minimum level of tangible net worth and limit the amount of indebtedness that the company may incur. The covenants were amended in 1996 in relation to certain charges recorded in the third and fourth quarters of 1996. The amendments to the covenants are effective through June 30, 1997. The company expects to be in compliance with the original covenants by the expiration of the amendments.

The ESOP obligation represents the unpaid principal balance on an 11-year loan entered into by the company's ESOP in 1989. Proceeds of the loan were used by the ESOP to purchase the company's Series C ESOP preferred stock. Payment of principal and interest on the notes is unconditionally guaranteed by the company, and therefore, the unpaid principal balance of the borrowing is classified as long-term debt. Company contributions and dividends on the preferred shares held by the ESOP are used to meet semi-annual principal and interest obligations.

The original ESOP obligation bore annual interest at the rate of 11.5%.
The obligation was refinanced with on June 30, 1995 at a fixed interest rate of 7.2%. The ESOP obligation matures in December 2000.

Aggregate maturities of long-term debt for each of the years following
1997 are, in millions:  1998--$28.5; 1999--$48.5; 2000--$45.1; 2001--$45.1;
and thereafter, $42.4.

Interest paid in 1996, 1995 and 1994 was $43.5 million, $37.1 million and $21.4 million, respectively.

11.  CAPITAL STOCK AND PREFERRED SHARE PURCHASE RIGHTS
     -------------------------------------------------

The company's articles of incorporation authorize the issuance of 60,000,000 shares of common stock, of which 35,130,359 shares, 35,044,859 shares and 34,987,810 shares were outstanding at December 31, 1996, 1995 and 1994, respectively. In February 1994, the company sold 5,750,000 shares of its common stock in a public offering which generated net proceeds of $191.3 million. The proceeds were used to repay bank debt outstanding, including debt incurred for the acquisition of SPX Corporation's Sealed Power Replacement aftermarket business.

The articles of incorporation also authorize the issuance of 5,000,000 shares of preferred stock. At December 31, 1996, 1995 and 1994, 1,600,000 shares of $3.875 Series D Convertible Exchangeable Preferred Stock (Series D preferred stock) were outstanding. Sold to institutional investors in a private placement, each share has a liquidation preference of $50 and is convertible into the company's common stock at a conversion price of $18 per share. The shares are redeemable and may be exchanged at the company's option for 7.75% convertible subordinated debentures due in 2012. Such debentures would be convertible into the company's common stock at the same conversion price as the Series D preferred stock.

The company's ESOP covers substantially all domestic salaried employees and allocates Series C ESOP Convertible Preferred Stock (Series C ESOP preferred stock) to eligible employees based on their contributions to the Salaried Employees' Investment Program and their eligible compensation. At December
31, 1996, 1995 and 1994, respectively, 835,898 shares, 892,620 shares and
926,136 shares of Series C ESOP preferred stock were outstanding. The company repurchased and retired 56,722 Series C ESOP preferred shares valued at $3.6 million during 1996 and 33,516 Series C ESOP preferred shares valued at $2.1 million during 1995, all of which were forfeited by participants upon early withdrawal from the plan.

The Series C ESOP preferred stock is convertible into shares of the company's common stock at a rate of two shares of common stock for each share of preferred stock. The Series C ESOP preferred stock may be issued only to a trustee acting on behalf of an employee stock ownership plan or other employee benefit plan of the company. The shares are automatically converted into shares of common stock in the event of any transfer to any person other than the plan trustee. The Series C ESOP preferred stock is redeemable, in whole or in part, at the option of the company.

The charge to operations for the cost of the ESOP was $4.2 million in 1996, $4.4 million in 1995 and $4.9 million in 1994. The company made cash contributions to the plan of $8.1 million in 1996, $8.5 million in 1995 and $9.2 million in 1994, including preferred stock dividends of $4.1 million in 1996, $4.3 million in 1995 and $4.5 million in 1994.

In 1988, the company's Board of Directors authorized the distribution of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the company. Each Right entitles shareholders to buy one-half of one-hundredth of a share of a new series of preferred stock at a price of $70.

As distributed, the Rights trade together with the common stock of the company. They may be exercised or traded separately only after the earlier to occur of: (i) 10 days following a public announcement that a person or group of persons has obtained the right to acquire 10% or more of the outstanding common stock of the company (20% in the case of certain institutional investors), or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors) following the commencement or announcement of an intent to make a tender offer or exchange offer which would result in beneficial ownership by a person or group of persons of 10% or more of the company's outstanding common stock. Additionally, if the company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the Right's exercise price, shares of the acquiring company's common stock (or stock of the company if it is the surviving corporation) having a market value of twice the Right's exercise price.

The Rights may be redeemed at the option of the Board of Directors for $.005 per Right at any time before a person or group of persons acquires 10% or more of the company's common stock. The Board may amend the Rights at any time without shareholder approval. The Rights will expire by their terms on November 14, 1998.

12.  INCENTIVE STOCK PLANS
     ---------------------

The company's shareholders adopted stock option plans in 1976 and 1984 and a performance incentive stock plan in 1989. These plans provide generally for awarding restricted shares or granting options to purchase shares of the company's common stock. Restricted shares entitle employees to all of the rights of holders of common stock, subject to certain transfer restrictions and to forfeiture in the event that the conditions for their vesting are not met. Options entitle employees to purchase shares at an exercise price not less than 100% of the fair market value on the grant date and expire after 10 years.

Under the plans, options become exercisable from 6 months to 4 years after their date of grant, as determined by the Board of Directors at the time of grant. At December 31, 1996, 284,556 shares were available for future grants under the plans.

The company has elected to follow Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. The exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant, and therefore, no compensation expense is recognized under APB 25.

The following table summarizes activity relating to the company's incentive stock plans:

                                         (In Millions)      Weighted-Average
                                        Number of Shares         Price
                                        ----------------    ----------------

Outstanding at January 1, 1994                2.6                $22.02
     Options / stock granted                   .1                 36.08
     Options exercised                        (.3)                20.30
     Options / stock lapsed or canceled         -                     -
                                              ---
Outstanding at December 31, 1994              2.4                 22.98
     Options / stock granted                   .5                 18.72
     Options exercised                          -                     -
     Options / stock lapsed or canceled       (.3)                23.69
                                              ---
Outstanding at December 31, 1995              2.6                 22.02
     Options / stock granted                   .5                 22.08
     Options exercised                          -                     -
     Options / stock lapsed or canceled       (.6)                22.32
                                              ---
Outstanding at December 31, 1996              2.5                $22.03
                                              ===

Options exercisable at December 31, 1996      1.3                $22.50
                                              ===

Options exercisable at December 31, 1995      1.5                $21.50
                                              ===

Options exercisable at December 31, 1994      1.2                $20.00
                                              ===

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation" and has been determined as if the company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.5% and 6.5%; dividend yields of 2.3% and 2.4%; volatility factors of the expected market price of the company's common stock of 11.2% and 8.1%; and a weighted average expected life of the option of 5 years. The effect of applying Statement
No. 123's fair value method to the company's stock-based awards results in net income and earnings per share that approximate amounts reported. The weighted-average fair value of options granted during the years ended December 31, 1996 and 1995 are $2.56 and $.90, respectively.

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

The company's funding policy is consistent with funding requirements of federal and international laws and regulations. Plan assets consist primarily of listed equity securities and fixed income instruments.
As of December 31, 1996, plan assets included 309,000 shares of the company's common stock valued at approximately $6.8 million.

Net periodic pension cost for the company's defined benefit plans in 1996, 1995 and 1994 consists of the following:


UNITED STATES PLANS
-------------------
(Millions of Dollars)                    1996          1995          1994
                                       --------      --------      --------
(Income)/Expense
Service cost - benefits
  earned during the period             $  9.0        $  7.3        $  6.8
Interest cost on projected
  benefit obligation                     15.0          15.0          14.0
Actual return on plan assets            (30.8)        (51.6)         (3.7)
Net amortization and deferral             3.3          28.6         (22.7)
Curtailment loss                          3.7            .5           1.1
                                       --------      --------      --------
Net periodic pension
  (income) cost                        $   .2        $  (.2)       $ (4.5)
                                       ========      ========      ========

INTERNATIONAL PLANS
-------------------
(Millions of Dollars)
(Income)/Expense

Service cost - benefits
  earned during the period             $   .4        $   .4        $   .3
Interest cost on projected
  benefit obligation                      2.5           2.7           2.4
                                       --------      --------      --------
Net periodic pension cost              $  2.9        $  3.1        $  2.7
                                       ========      ========      ========

The following table sets forth the funded status for the company's defined benefit plans at December 31:


UNITED STATES PLANS
-------------------
                                       Assets Exceed          Accumulated
                                        Accumulated             Benefits
                                          Benefits           Exceed Assets
                                    ------------------     ------------------
(Millions of Dollars)                 1996      1995         1996      1995
                                    --------  --------     --------  --------

Actuarial present value of
  benefit obligations:
    Vested benefit obligation       $  96.2   $  95.6      $  88.8   $  79.9
                                    ========  ========     ========  ========

    Accumulated benefit obligation  $ 102.1   $ 103.4      $ 106.4   $  95.4
                                    ========  ========     ========  ========

    Projected benefit obligation    $ 104.0   $ 105.0      $ 107.1   $  96.0
                                    ========  ========     ========  ========

Plan assets at fair value             177.8     173.0         84.8      74.6
                                    --------  --------     --------  --------
Plan assets in excess of
  (less than) projected
  benefit obligation                   73.8      68.0        (22.3)    (21.4)
Unrecognized net (asset)
  liability at transition              (5.8)     (9.1)          .5        .8
Unrecognized prior service cost          .5        .2         10.0       8.8
Unrecognized net (gain) loss          (23.2)    (18.3)         3.2       6.4
                                    --------  --------     --------  --------
Accrued pension asset (liability)
  included in the consolidated
  balance sheets                    $  45.3   $  40.8      $  (8.6)  $  (5.4)
                                    ========  ========     ========  ========



INTERNATIONAL PLANS
-------------------
                                                              Accumulated
                                                                Benefits
                                                             Exceed Assets
                                                           ------------------
(Millions of Dollars)                                        1996      1995
                                                           --------  --------

Actuarial present value of benefit obligations:
    Vested benefit obligation                              $  32.9   $  35.0
                                                           ========  ========

    Accumulated benefit obligation                         $  34.5   $  36.6
                                                           ========  ========

    Projected benefit obligation                           $  34.5   $  36.7
                                                           ========  ========

Plan assets less than projected benefit obligation           (34.5)    (36.7)
Unrecognized net loss                                          4.0       4.4
                                                           --------  --------
Accrued pension liability included in the
  consolidated balance sheets                              $ (30.5)  $ (32.3)
                                                           ========  ========

The assumptions used in computing the above information are as follows:


UNITED STATES PLANS
-------------------
                                                 1996       1995       1994
                                               --------   --------   --------
Discount rates                                  7 1/2%     7 1/2%     8 1/2%
Rates of increase in compensation levels        4 1/2%     4 1/2%     5 1/2%
Expected long-term rates of return on assets       10%        10%        10%

INTERNATIONAL PLANS
-------------------
                                                 1996       1995       1994
                                               --------   --------   --------
Discount rates                                  7 1/2%     7 1/2%     8 1/2%
Rates of increase in compensation levels        4 1/2%     4 1/2%     4 1/2%


The company's minimum liability adjustment was $13.4 million and $15.3 million for United States plans at December 31, 1996 and 1995, respectively, and $3.5 million and $3.9 million for international plans at December 31, 1996 and 1995, respectively.

The company also provides health care and life insurance benefits for certain domestic retirees covered under company-sponsored benefit plans. Participants in these plans may become eligible for these benefits if they reach normal retirement age while working for the company. The company's policy is to fund benefit costs as they are provided, with retirees paying a portion of the costs.

The components of net periodic postretirement benefit costs are as follows as of December 31:


     (Millions of Dollars)
                                     1996         1995         1994
                                   --------     --------     --------
     Service cost                   $ 2.8        $ 2.3        $ 2.8
     Interest cost                   10.8         10.4          9.0
     Curtailment gain                (7.5)        (1.0)           -
     Amortized gains                  (.5)        (1.1)           -
                                     ----         ----         ----
     Net periodic postretirement
       benefits cost                $ 5.6        $10.6        $11.8
                                     ====         ====         ====

The following schedule reconciles the funded status of the company's postretirement benefit plans to the amounts recorded in the company's balance sheets as of December 31:


     (Millions of Dollars)                         1996         1995
                                                 --------     --------
     Accumulated postretirement
       benefit obligations (APBO):
         Retirees                                 $103.9       $ 95.8
         Active plan participants                   46.9         48.7
                                                   -----        -----
                                                   150.8        144.5
     Unrecognized net gain (loss)                   (1.4)         7.6
     Unrecognized prior service cost                 4.1          4.5
                                                   -----        -----
     Accrued postretirement benefits liability    $153.5       $156.6
                                                   =====        =====

The discount rate used in determining the APBO was 7.5% at December 31, 1996 and 1995.

At December 31, 1996, the assumed annual health care cost trend used in measuring the APBO approximated 7.5% in 1996, declining to 7.1% in 1997 and to an ultimate rate of 5.5% estimated to be achieved in 2008.

At December 31, 1995, the assumed annual health care cost trend used in measuring the APBO approximated 8% in 1995, declining to 7.5% in 1996 and to an ultimate annual rate of 5.5% estimated to be achieved in 2008. Increasing the assumed cost trend rate by 1% each year would have increased the APBO by approximately 8.4% and 10.9% at December 31, 1996 and 1995, respectively. Aggregate service and interest costs would have increased by approximately 9.4% for 1996, and 12.9% for 1995 and 1994.

In 1991, the company established a retiree health benefits account (as defined in Section 401(h) of the Internal Revenue Code) within its domestic salaried employees' pension plan. Annually through the year 2000, the company may elect to transfer excess pension plan assets (subject to defined limitations) to the 401(h) account for purposes of funding current salaried retiree health care costs. The company transferred excess pension plan assets of $4.2 million in 1996, $4.2 million in 1995 and $4.0 million in 1994 to the 401(h) account to fund salaried retiree health care benefits.

14.  INCOME TAXES
     ------------

Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of earnings (loss) before income taxes consisted of the following:


     (Millions of Dollars)              1996        1995        1994
                                      --------    --------    --------
     Domestic                         $(108.9)    $   9.0     $ 100.1
     International                     (140.4)      (12.2)        2.0
                                      --------    --------    --------
                                      $(249.3)    $  (3.2)    $ 102.1
                                      ========    ========    ========

Significant components of the provision for income taxes (tax benefit) are as follows:


     (Millions of Dollars)              1996        1995        1994
                                      --------    --------    --------
     Current:
       Federal                         $(12.0)     $ 16.7      $ 18.4
       State and local                    2.3         1.2         2.1
       International                      6.3         9.3         5.2
                                        -----       -----       -----
         Total current                   (3.4)       27.2        25.7

     Deferred:
       Federal                          (32.6)       (9.0)       18.5
       State and local                   (2.2)        (.9)        1.0
       International                        -       (10.8)       (6.4)
                                        -----       -----       -----
         Total deferred                 (34.8)      (20.7)       13.1
                                        -----       -----       -----
                                       $(38.2)     $  6.5      $ 38.8
                                        =====       =====       =====


The reconciliation of income taxes (tax benefits) computed at the United States federal statutory tax rate to income tax expense (benefit) is:


     (Millions of Dollars)              1996        1995        1994
                                      --------    --------    --------
     Income taxes (tax benefits) at
       United States statutory rate    $(87.3)     $ (1.1)     $ 35.7
     Tax effect from:
       Tax credits, state income
         taxes and other                 (6.8)        1.7          .9
       Losses on international
         operations without tax
         benefits and foreign
         tax rate differences            55.9         5.9         2.2
                                        -----       -----       -----
                                       $(38.2)     $  6.5      $ 38.8
                                        =====       =====       =====

The following table summarizes the company's total provision for income taxes/ (tax benefits):


     (Millions of Dollars)              1996        1995        1994
                                      --------    --------    --------
     Income tax expense (benefit)      $(38.2)     $  6.5      $ 38.8
     Allocated to equity:
       Currency translation              (4.9)        5.3         3.6
       Preferred dividends               (1.5)       (1.6)       (1.6)
       Investment securities               .8           -           -
       Other                               .7          .8          .6
                                        -----       -----       -----
                                       $(43.1)     $ 11.0      $ 41.4
                                        =====       =====       =====

Significant components of the company's deferred tax assets and liabilities as of December 31 are as follows:


     (Millions of Dollars)                     1996        1995
                                             --------    --------
     Deferred tax assets:
       Postretirement benefits                $ 57.2      $ 58.5
       Net operating loss carryforwards
         of international subsidiaries          68.1        56.0
       Loss on foreign investment               49.0           -
       Restructuring costs                       8.3           -
       Inventory basis                          12.0         5.3
       Allowance for doubtful accounts           7.0         2.3
       Other temporary differences              27.6        10.3
                                               -----       -----
         Total deferred tax assets             229.2       132.4
       Valuation allowance for
         deferred tax assets                   (89.4)      (23.7)
                                               -----       -----
         Net deferred tax assets               139.8       108.7
                                               -----       -----
    Deferred tax liabilities:
      Fixed asset basis differences            (55.0)      (62.3)
      Pension                                  (12.4)      (10.9)
      Restructuring costs                          -        (2.8)
                                               -----       -----
         Total deferred tax liabilities        (67.4)      (76.0)
                                               -----       -----
                                              $ 72.4      $ 32.7
                                               =====       =====

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:


     (Millions of Dollars)                          1996       1995
                                                  --------   --------
     Assets:
       Prepaid expenses and income tax benefits    $ 54.6     $ 27.1
       Business investments and other assets         21.9        6.2
     Liabilities:
       Other current accrued liabilities             (3.6)         -
       Other long-term accrued liabilities            (.5)       (.6)
                                                    -----      -----
                                                   $ 72.4     $ 32.7
                                                    =====      =====

Income taxes paid in 1996, 1995 and 1994 were $6.7 million, $19.4 million and $20.0 million, respectively.

Undistributed earnings of the company's international subsidiaries amounted to approximately $23 million at December 31, 1996. No taxes have been provided on approximately $19 million of these earnings, which are considered by the company to be permanently reinvested. Upon distribution of these earnings, the company would be subject to United States income taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability on the distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

The company has a $92.0 million German net operating loss carryforward at December 31, 1996 that has no expiration date. The company has $76.0 million of additional foreign operating losses with various expiration dates through 2002.

15.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA
     --------------------------------------------------

The company is a global manufacturer and distributor of a broad range of non-discretionary parts, primarily vehicular components for automobiles, light trucks, heavy duty trucks and farm and construction vehicles and industrial products. The company sells parts to original equipment manufacturers, principally the major automotive manufacturers in the United States and Europe. Through its worldwide distribution network, the company sells replacement parts in the vehicular aftermarket. All of these activities constitute a single business segment.

Financial information, summarized by geographic area, is as follows:


     (Millions of Dollars)                1996        1995        1994
                                        --------    --------    --------
     Net sales:
       United States and Canada         $1,222.2    $1,276.7    $1,340.9
       Europe                              436.0       382.8       285.3
       Other international                 372.0       336.4       269.7
                                         -------     -------     -------
                                        $2,030.2    $1,995.9    $1,895.9
                                         =======     =======     =======

     Operating earnings (loss):
       United States and Canada         $  (72.4)   $   58.0    $  128.4
       Europe                               11.0       (13.2)       (4.2)
       Other international                (113.4)       13.8        25.1
                                         -------     -------     -------
                                          (174.8)       58.6       149.3
       Corporate expenses and other        (27.7)      (27.8)      (26.6)
                                         -------     -------     -------
         Operating earnings             $ (202.5)   $   30.8    $  122.7
                                         =======     =======     =======


     (Millions of Dollars)                1996        1995        1994
                                        --------    --------    --------
     Identifiable assets:
       United States and Canada         $  775.5    $  897.8    $  899.9
       Europe                              451.0       493.9       342.5
       Other international                 228.7       322.7       253.7
                                         -------     -------     -------
                                        $1,455.2    $1,714.4    $1,496.1
                                         =======     =======     =======


Transfers between geographic areas are not significant, and when made, are recorded at prices comparable to normal unaffiliated customer sales.

16.  LITIGATION AND ENVIRONMENTAL MATTERS
     ------------------------------------

The company is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The company is defending all such claims vigorously and believes that it has substantial defenses to liability and adequate insurance coverage for its defense costs. The company is also involved in various other legal actions and claims. While the outcome of litigation cannot be predicted with certainty, after consulting with counsel for the company, management believes that these matters will not have a material effect on the company's consolidated financial statements.

The company is a party to lawsuits filed in various jurisdictions alleging claims pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other state or federal environmental laws. In addition, the company has been notified by the Environmental Protection Agency and various state agencies that it may be a potentially responsible party (PRP) for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. Although these laws could impose joint and several liability upon each party at any site, the potential exposure is expected to be limited because at all sites other companies, generally including many large, solvent public companies, have been named as PRPs. In addition, the company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. Management believes that these accruals, which have not been reduced by any anticipated insurance proceeds, will be adequate to cover the company's estimated liability for these exposures.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     ------------------------------------


(Millions of Dollars,
Except Per Share Amounts)     FIRST    SECOND   THIRD<F1>   FOURTH<F2>   YEAR
                              -----    ------   -----       ------       ----

Year ended December 31, 1996:
  Net sales                   $521.9   $536.4   $491.6      $480.3       $2,030.2
  Net sales less cost
    of products sold           112.2    117.3     80.1        58.8          368.4
  Operating margin              29.2     36.3     (4.0)      (43.7)          17.8
  Net earnings (loss)           10.6     15.8    (17.3)     (220.2)        (211.1)
  Fully diluted earnings
    (loss) per share             .23      .36     (.56)      (6.32)         (6.26)

(Millions of Dollars,
Except Per Share Amounts)     FIRST   SECOND<F3> THIRD      FOURTH<F4>   YEAR
                              -----    ------   -----       ------       ----
Year ended December 31, 1995:
  Net sales                   $524.3   $506.3    $480.2     $485.1       $1,995.9
  Net sales less cost
    of products sold           104.4    104.9      88.0       99.4          396.7
  Operating margin              32.1     30.0      25.9       11.4           99.4
  Net earnings (loss)           14.2     14.2      11.0      (49.1)          (9.7)
  Fully diluted earnings
    (loss) per share             .33      .33       .25      (1.44)          (.53)


[FN]
<F1>  Net loss includes a pretax charge of $38.5 million primarily relating to changes in estimates, adjustment of assets held for sale to fair value and other related charges.

<F2>  Net loss includes a pretax charge for restructuring of $57.6 million, adjustment of assets held for sale to fair value of $144.9 million and $61.7 million primarily relating to changes in estimates, and other related charges.

<F3>  Net earnings includes pretax charges for restructuring of $6.1 million and reengineering and other charges of $1.7 million.

<F4>  Net loss includes pretax charges for restructuring of $20.8 million, reengineering and other charges of $12.2 million and an adjustment of assets held for sale to fair value of $51.8 million.

High and low prices for the company's common stock for each quarter in the past 2 years were as follows:


                        1996                         1995
               ----------------------        ---------------------
Quarter         High            Low           High           Low
-------        -------        -------        -------       -------
First          $20 7/8        $17 3/8        $23 1/4       $16 3/4
Second          19 7/8         17 7/8         19 7/8        16 7/8
Third           22 1/2         16 1/4         23 3/4        17 3/4
Fourth          24 1/2         20 3/8         21 1/2        17 1/4


Quarterly dividends of $.12 per common share were declared for 1996 and 1995. In February 1997, the company's Board of Directors declared a quarterly dividend of $.12 per common share. This was the 244th consecutive quarterly dividend declared by the company.

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

Federal-Mogul maintains internal accounting controls systems which are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and which produce records adequate for preparation of financial information. The system, controls and compliance are reviewed by a program of internal audits and by our independent auditors. There are limits inherent in all systems of internal accounting control based on the recognition that the cost of such a system not exceed the benefits derived. We believe the company's system provides this appropriate balance.

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



(Dick Snell)
Dick Snell
Chairman and Chief Executive Officer



(Tom Ryan)
Tom Ryan
Senior Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS
------------------------------

Shareholders and Board of Directors
Federal-Mogul Corporation:


We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audit also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

(Ernst & Young LLP)
Ernst & Young LLP

Detroit, Michigan
January 27, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item appears (a) under the caption "Nominees for Election as Directors" on pages 1 through 5 of the company's definitive Proxy Statement dated March 19, 1997, relating to its 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement")(except for the information appearing on page 5 under the caption "Compensation of Directors"), which information is incorporated herein by reference; (b) under the caption "Information on Securities-Compliance with Section 16(a) of the Exchange Act" on page 21 of the 1997 Proxy Statement, which information is incorporated herein by reference; and (c) under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item appears under the caption "Information on Executive Compensation" on pages 11 through 18 of the 1997 Proxy Statement (excluding the information appearing under the captions "Certain Related Transactions" and "Compensation Committee Report on Executive Compensation") and under the caption "Compensation of Directors" on page 5 of the 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item appears under the caption "Information on Securities-Stock Ownership of Management" and "-Other Beneficial Owners" on pages 19 and 20 of the 1997 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item appears under the caption "Certain Related Transactions" on pages 14 and 15 of the 1997 Proxy Statement and is incorporated herein by reference.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

          1. Financial Statements: Financial statements filed as part of this Annual Report on Form 10-K are listed under Part II, Item 8 hereof.

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


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------
FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
------------------------------------------
(In Millions)

         COLUMN A              COLUMN B           COLUMN C            COLUMN D    COLUMN E
-----------------------------  ---------  ------------------------  ------------  ---------
                                                  Additions
                                          ------------------------
                                Balance                 Charged to
                                  at        Charged       Other                    Balance
                               Beginning    to Costs    Accounts -  Deductions -   at End
        Description            of Period  and Expenses   Describe     Describe    of Period
-----------------------------  ---------  ------------  ----------  ------------  ---------

Year Ended December 31, 1996:
----------------------------
Valuation allowance
  for trade receivable           $13.7      $15.9        $   -        $13.3 <F1>    $16.3
Valuation allowance
  for notes receivable              .5          -            -            -            .5
Reserve for
  inventory valuation             25.2       22.8 <F8>       -            -          48.0
Valuation allowance
  for deferred tax assets         23.7       65.7 <F7>       -            -          89.4

Year Ended December 31, 1995:
----------------------------
Valuation allowance
  for trade receivable            14.1        4.7           .4 <F2>     5.5 <F1>     13.7
Valuation allowance
  for notes receivable              .7          -            -           .2 <F3>       .5
Reserve for
  inventory valuation             25.7         .7          5.3 <F2>     6.5 <F5>     25.2
Valuation allowance
  for deferred tax assets         20.9        2.8            -            -          23.7

Year Ended December 31, 1994:
----------------------------
Valuation allowance
  for trade receivable            15.5        2.0          3.2 <F2>     6.6 <F1>     14.1
Valuation allowance for
  notes receivable                  .7          -            -            -            .7
Reserve for
  inventory valuation             28.9          -          6.3 <F2>     3.4 <F4>     25.7
                                                                        6.1 <F5>
Valuation allowance
  for deferred tax assets         21.0          -            -          (.1)<F6>     20.9


[FN]
<F1>  Uncollectible accounts charged off net of recoveries.
<F2>  Increase to reserve due to acquisition of automotive aftermarket businesses.
<F3>  Decrease to reserve due to change in market value of note.
<F4>  Reduction of automotive aftermarket businesses' reserves to current requirements.
<F5>  Reduction in inventory reserves for inventory disposed of during the year.
<F6>  Decrease due to utilization of excess foreign tax credit carryforwards.
<F7>  Increase due to additional foreign net operating loss carryforwards.
<F8>  Increase due to change in current reserve requirements and impairment of certain foreign subsidiaries.

          3.     Exhibits:

          3.1 The company's Second Restated Articles of Incorporation, as amended. (Filed as Exhibit 3.1 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, and incorporated herein by reference.)

          3.2 The company's Bylaws, as amended. (Filed as Exhibit 3.2 to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.)

          4.1 Rights Agreement (the "Rights Agreement") between the company and National Bank of Detroit, as Rights Agent, with The Bank of New York as successor Rights Agent. (Filed as Exhibit 1 to the company's Registration Statement on Form 8-A, dated November 7, 1988, and incorporated herein by reference.)

          4.2 Amendment, dated July 25, 1990, to the Rights Agreement. (Filed as Exhibit 4.5 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference.)

          4.3 Amendment, dated January 1, 1993, to the Rights Agreement. (Filed as Exhibit 10.30 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.)

          4.4 Amendment, dated September 23, 1992, to the Rights Agreement. (Filed as Exhibit 4.4 to the company's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 10-K"), and incorporated herein by reference.)

          4.5 Reference is made to Exhibits 10.11, 10.12 and 10.13 hereto, which contain provisions defining the rights of holders of certain long-term debt securities of the company. Other instruments defining the rights of holders of the long-term debt securities of the company and any of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, have not been filed because in each case the total amount of long-term debt permitted thereunder does not exceed 10% of the company's consolidated assets and the company hereby agrees to furnish such instruments to the Securities and Exchange Commission upon its request.

         10.1* The company's 1976 Stock Option Plan, as last amended. (Filed as Exhibit 10.1 to the company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K"), and incorporated herein by reference.)

         10.2* The company's 1984 Stock Option Plan, as last amended. (Filed as Exhibit 10.2 to the 1994 10-K.)

         10.3* The company's 1977 Supplemental Compensation Plan, as amended and restated. (Filed as Exhibit 10.27 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.)

         10.4* The company's Supplemental Compensation Retirement Trust Agreement. (Filed as Exhibit 10.4 to the 1994 10-K, and incorporated herein by reference.)

         10.5* Form of Executive Severance Agreement between the company and certain executive officers. (Filed herewith.)

         10.6* Amended and Restated Deferred Compensation Plan for Corporate Directors. (Filed as Exhibit 10.7 to the company's Annual Report on Form 10-K for the year ended December 31, 1990
                 (the "1990 10-K") and incorporated herein by reference.)

         10.7* Supplemental Executive Retirement Plan, as amended. (Filed as Exhibit 10.10 to the 1992 10-K, and incorporated herein by reference.)

         10.8* Description of Umbrella Excess Liability Insurance for the Senior Management Team. (Filed as Exhibit 10.11 to the 1990 10-K, and incorporated herein by reference.)

         10.9* Federal-Mogul Corporation 1989 Performance Incentive Stock Plan, as amended. (Filed as Exhibit 10.14 to the 1994 10-K, and incorporated herein by reference.)

         10.10 Supply Agreement, dated as of October 20, 1992, between the company, TRW Inc. and the TRW Subsidiaries (as defined therein). (Filed as Exhibit 10.15 to the 1992 10-K, and incorporated herein by reference.)

         10.11 Note Agreement, dated December 1, 1990, between the company and various financial institutions listed therein (the
                 "Note Agreement"). (Filed as Exhibit 10.17 to the company's Annual Report Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.)

         10.12 First Amendment dated as of December 11, 1992, to the Note Agreement. (Filed as Exhibit 10.27 to the 1992 10-K, and incorporated herein by reference.)

         10.13 Second Amendment, dated as of July 14, 1995, to the Note Agreement. (Filed as Exhibit 10.29 to the company's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 1995, and incorporated herein by reference.)

         10.14 Pooling and Servicing Agreement, dated as of June 1, 1992 (the "Pooling and Servicing Agreement"), among Federal-Mogul Funding Corporation ("FMFC"), as Seller, the company, as Servicer, and The Chase Manhattan Bank (formerly named Chemical Bank), as Trustee (Filed as
                 Exhibit 10.21 to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, and incorporated herein by reference.)

         10.15 Series 1992-1 Supplement, dated as of June 1, 1992, to the Pooling and Servicing Agreement. (Filed as Exhibit
                 10.22 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.)

         10.16 Series 1993-1 Supplement, dated as of March 1, 1993, to the Pooling and Servicing Agreement. (Filed as Exhibit
                 10.29 to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, and incorporated herein by reference.)

         10.17 Receivables Purchase Agreement, dated as of June 1, 1992, between the company and FMFC. (Filed as Exhibit 10.23 to the 1992 10-K, and incorporated herein by reference.)

         10.18* Federal-Mogul Corporation Executive Loan Program. (Filed as Exhibit 10.26 to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.)

         10.19* Federal-Mogul Corporation Non-Employee Director Stock Plan. (Filed as Exhibit 4 to the company's Registration Statement on Form S-8 (Registration No. 33-54301), and incorporated herein by reference.)

         10.20   Revolving Credit and Competitive Advance Facility
                 Agreement dated as of June 30, 1994, among the company, the Lenders (as defined therein), Chemical Bank, as Administrative Agent and as CAF Advance Agent, and the Co-Agents (as defined therein) (the "Revolving
                 Credit Agreement"). (Filed as Exhibit 4.11 to Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 33-54717), and incorporated herein by reference.)

         10.21 First Amendment, dated as of December 18, 1995, to the Revolving Credit Agreement. (Filed as Exhibit 10.28 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.)

         10.22 Second Amendment, dated as of October 21, 1996, to the Revolving Credit Agreement. (Filed as Exhibit 10.29 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.)

         10.23* Employment Agreement, dated as of December 1, 1996, between the company and R.A. Snell. (Filed herewith.)

         10.24* Severance Agreement, dated as of December 27, 1996, between the company and D.J. Gormley. (Filed herewith.)

         10.25* Severance Agreement, dated as of December 1, 1996, between the company and W.G. Smith. (Filed herewith.)

         11 Statement Re Computation of Per Share Earnings. (Filed herewith.)

         21      Subsidiaries. (Filed herewith.)

         23      Consent of Ernst & Young LLP. (Filed herewith.)

         24      Power of Attorney. (Filed herewith.)

         27      Financial Data Schedule. (Filed herewith.)

     * Denotes management contract or compensatory plan or arrangement.

The company will furnish upon request any exhibit described above upon payment of the company's reasonable expenses for furnishing such exhibit.

(b)     Reports on Form 8-K:

During the fourth quarter of 1996, the company filed two Current Reports on Form 8-K, as follows:

     1. Current Report on Form 8-K, dated as of October 29, 1996, reporting, under Item 5 thereof, a Press Release of the company on October 25, 1996, relating to the company's results for the third quarter of 1996 and a special charge taken for such quarter, together with (i) unaudited earnings statements setting forth the company's earnings for the 3 months ended September 30, 1996 and 1995, and for the 9 months ended September 30, 1996 and 1995, (ii) unaudited balance sheet setting forth the company's financial position at September 30, 1996 and 1995, and
         (iii) unaudited statements of cash flows for the 9 months ended September 30, 1996 and 1995.

     2. Current Report on Form 8-K, dated as of November 8, 1996, reporting, under Item 5 thereof, a Press Release of the company on November 8, 1996, setting forth the election of Mr. Richard A. Snell as Chairman, Chief Executive Officer and President of the company.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FEDERAL-MOGUL CORPORATION


                                   By:    (Thomas W. Ryan)
                                      -------------------------------
                                           Thomas W. Ryan
                                           Senior Vice President and
                                           Chief Financial Officer

Dated: March 27, 1997


Pursuant to the required of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of March 27, 1997.

             Signature                    Title


(Richard A. Snell)
---------------------       Chairman of the Board, Chief
Richard A. Snell            Executive Officer and President


(Thomas W. Ryan)
---------------------       Senior Vice President and Chief
Thomas W. Ryan              Financial Officer (Principal
                            Financial Officer)


(Kenneth P. Slaby)
---------------------       Vice President and Controller
Kenneth P. Slaby            (Principal Accounting Officer)


        *
---------------------
Roderick M. Hills           Director

        *
---------------------
John J. Fannon              Director

        *
---------------------
Antonio Madero              Director

        *
---------------------
Robert S. Miller, Jr.       Director

        *
---------------------
John C. Pope                Director

        *
---------------------
Dr. H. Michael Sekyra       Director

  (Diane L. Kaye)
---------------------
*By:  Diane L. Kaye
Attorney-in-Fact