Form 10-Q
period 1997-03-31
FEDERAL MOGUL CORP
filed 1997-05-14
CIK 34879

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                       FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended                   March 31, 1997
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

                               (810) 354-7700
--------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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

            Common Stock - 35,181,205 shares as of May 8, 1997


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                     1997        1996
                                                   --------    --------
                                                   (Millions of Dollars,
                                                 Except Per Share Amounts)

Net sales                                          $  485.6    $  521.9
Cost of products sold                                 373.5       409.7
                                                    -------     -------

   Gross margin                                       112.1       112.2

Selling, general and administrative expenses           78.4        83.0
                                                    -------     -------

   Operating earnings                                  33.7        29.2

Other income (expense):
   Interest expense                                    (9.8)      (11.2)
   Interest income                                       .7          .8
   International currency exchange losses               (.1)        (.9)
   Other, net                                          (2.0)        (.9)
                                                    -------     -------

      Earnings Before Income Taxes                     22.5        17.0

   Income taxes                                         8.6         6.4
                                                    -------     -------

      Net Earnings                                     13.9        10.6

   Preferred stock dividends, net of tax benefits       2.1         2.2
                                                    -------     -------

      Net Earnings Available for Common Shares     $   11.8    $    8.4
                                                    =======     =======

Earnings Per Common Share

   Primary                                         $    .33    $    .24
                                                    =======     =======

   Fully Diluted                                   $    .32    $    .23
                                                    =======     =======


See accompanying notes.




FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

                                                   (Unaudited)
                                                     March 31,     December 31,
                                                       1997            1996
                                                   ------------    ------------
                                                      (Millions of Dollars)

Assets
Current Assets:
   Cash and equivalents                              $   33.0        $   33.1
   Accounts receivable                                  255.5           231.3
   Inventories                                          385.7           417.0
   Prepaid expenses and income tax benefits              83.0            81.5
                                                      -------         -------
      Total Current Assets                              757.2           762.9

Property, Plant and Equipment                           325.3           350.3
Goodwill                                                149.3           154.0
Other Intangible Assets                                  61.9            63.1
Business Investments and Other Assets                   126.0           124.9
                                                      -------         -------

      Total Assets                                   $1,419.7        $1,455.2
                                                      =======         =======


Liabilities and Shareholders' Equity

Current Liabilities:
   Short-term debt                                   $  258.7        $  280.1
   Accounts payable                                     134.1           142.7
   Accrued compensation                                  37.1            37.6
   Other accrued liabilities                            209.7           203.4
                                                      -------         -------
      Total Current Liabilities                         639.6           663.8

Long-Term Debt                                          206.9           209.6
Postemployment Benefits                                 199.8           207.1
Other Accrued Liabilities                                63.2            56.2
                                                      -------         -------
      Total Liabilities                               1,109.5         1,136.7

Shareholders' Equity:
   Series D preferred stock                              76.6            76.6
   Series C ESOP preferred stock                         51.5            53.1
   Unearned ESOP compensation                           (28.4)          (28.4)
   Common stock                                         175.3           175.7
   Additional paid-in capital                           282.9           283.5
   Retained earnings                                   (186.0)         (193.0)
   Currency translation and other                       (61.7)          (49.0)
                                                      -------         -------
      Total Shareholders' Equity                        310.2           318.5
                                                      -------         -------

      Total Liabilities and Shareholders' Equity     $1,419.7        $1,455.2
                                                      =======         =======


See accompanying notes.




FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
                                                           (Millions of Dollars)

Cash Provided From (Used By) Operating Activities
   Net earnings                                             $ 13.9     $ 10.6
   Adjustments to reconcile net earnings to net cash
      provided from (used by) operating activities
         Depreciation and amortization                        14.0       15.5
         Deferred income taxes                                 4.6        (.7)
         Postemployment benefits                               (.4)       1.4
         Increase in accounts receivable                     (38.0)     (15.9)
         Decrease in inventories                              17.1        3.5
         Decrease in accounts payable                         (2.4)      (4.8)
         Increase in current liabilities and other            28.3       22.5
         Payments against restructuring
            and reengineering reserves                        (9.0)      (7.0)
                                                             -----      -----
      Net Cash Provided From Operating Activities             28.1       25.1

Cash Provided From (Used By) Investing Activities
   Expenditures for property, plant and equipment             (8.4)     (13.0)
   Proceeds from sale of business investments                 10.4          -
   Purchase of business investments                              -        (.3)
   Other                                                         -         .3
                                                             -----      -----
      Net Cash Provided From (Used By) Investing Activities    2.0      (13.0)

Cash Provided From (Used By) Financing Activities
   Proceeds from issuance of common stock                       .8         .4
   Net increase (decrease) in debt                           (23.3)      13.8
   Dividends                                                  (5.7)      (5.7)
   Other                                                      (2.0)       (.9)
                                                             -----      -----
      Net Cash Provided From (Used By) Financing Activities  (30.2)       7.6
                                                             -----      -----

      Increase (Decrease) in Cash and Equivalents              (.1)      19.7

Cash and Equivalents at Beginning of Period                   33.1       19.4
                                                             -----      -----

      Cash and Equivalents at End of Period                 $ 33.0     $ 39.1
                                                             =====      =====



See accompanying notes.


FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 1997


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1996.

2.   EARNINGS PER COMMON SHARE

The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earnings per share additionally assumes the conversion of outstanding Series C ESOP and Series D preferred stock and the contingent issuance of common stock to satisfy the Series C ESOP preferred stock redemption price guarantee when their effect is dilutive. The number of contingent shares used in the fully diluted calculation is based on the market price of the common stock on March 31 and the number of preferred shares held by the Employee Stock Ownership Plan (ESOP) that were allocated to participants' accounts as of March 31 of each of the respective years.

The primary weighted average number of common and equivalent shares outstanding (in thousands) was 35,210 for the three-month period ended March 31, 1997 and 35,066 for the three-month period ended March 31, 1996. The fully diluted weighted average number of common and equivalent shares outstanding (in thousands) was 37,159 for the three-month period ended March 31, 1997 and 37,464 for the three-month period ended March 31, 1996.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share".
SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS No. 128 would not impact the results of the earnings per share calculation for the three months ended March 31, 1997 and 1996 and is not expected to impact the results of the earnings per share calculation for the year ended December 31, 1997.

3.  SALE OF HEAVY WALL BEARING DIVISION

In January 1997, the company completed the previously announced sale of its heavy wall bearing division in Germany and Brazil to Zollern BHW Gleitlager GmbH, a member of Fuerstlich Hohenzollernsche Werke Laucherthal GmbH Co.
The company received $10.4 million, which approximated the carrying value of the assets. The results of operations of the heavy wall bearing division have been included in the company's consolidated statements of earnings through the date of the sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1996

Sales for the first quarter of 1997 were $485.6 million compared to $521.9 million in the same 1996 quarter. North American original equipment sales decreased 2.3 percent to $110.5 million from $112.8 million in the first quarter of 1996. Excluding the effect of the divestiture of the U.S. ball bearing and the electrical product operations, sales increased 15.4 percent from the first quarter of 1996. International original equipment sales decreased 25.1 percent to $44.2 million from $59.0 million in the same 1996 quarter. The sales decrease was primarily attributable to the sale of the company's heavy wall bearing operations in early January 1997, combined with unfavorable exchange rates. Excluding the effect of the divestiture and the unfavorable exchange rates, sales increased 7.0 percent due to new projects awarded by Volvo, SKF, Renault, Bertrand Farre and Saab. North American replacement sales decreased 4.6 percent to $186.2 million, from $195.2 million in the first quarter of 1996. The decrease was primarily due to continued industry softness in the automotive aftermarket. International replacement sales decreased 6.6 percent to $144.7 million from $154.9 million in the first quarter of 1996. The decrease in sales was primarily attributable to unfavorable currency fluctuations.

The company's operating earnings increased $4.5 million to $33.7 million compared to the first quarter of 1996. The operating margin increased from
5.6 percent in the first quarter of 1996 to 6.9 percent in the first quarter of 1997. The company attributes this increase to an increased focus on the company's cost structure and productivity improvements in its businesses.

Pretax earnings increased to $22.5 million for the first quarter of 1997 compared to $17.0 million for the same 1996 quarter. The increase is attributable to higher operating earnings and reduced interest expense due to lower levels of debt. Net earnings were $13.9 million or $.32 per common share on a fully diluted basis in the first quarter of 1997 compared to $10.6 million or $.23 per common share in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was favorably impacted by a decrease in inventory of $17.1 million in the first quarter of 1997 compared to $3.5 million decrease in the first quarter of 1996. The increase in the inventory reduction is due primarily to a decrease in lead times and lot sizes and an increase in fill rates in the North American replacement business. Accounts receivable increased $38.0 million in the first quarter of 1997 compared to an increase of $15.9 million in the first quarter of 1996.
The increase is attributable to the timing of customer payments partially offset by a decrease in past due accounts receivable. The company expects that available cash and existing short-term lines of credit will be sufficient to meet its normal operating requirements.

Net cash used for investing activities consists primarily of capital expenditures for property, plant and equipment to implement process improvements, information technology and new product introduction offset by proceeds from the sale of the heavy wall bearing division in Germany and Brazil.

PART II - OTHER INFORMATION
---------------------------
Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  Exhibits:

              10.1* Federal-Mogul Corporation 1997 Long-Term Incentive Plan, as adopted by the shareholders of the company on April 23, 1997. (Filed herewith.)

              10.2* Executive Severance Agreement, dated as of February 21, 1997, between the company and Thomas W. VanHimbergen. (Filed herewith.)

              10.3 Third Amendment, dated as of January 13, 1997, to Revolving Credit and Competitive Advance Facility Agreement, dated as of June 30, 1994, among the company, various banks, and The Chase Manhattan Bank (formerly Chemical Bank), as Administrative Agent. (Filed herewith.)

              10.4 Form of Amended and Restated Pooling and Servicing Agreement ("Pooling and Servicing Agreement") among Federal-Mogul Funding Corporation ("FMFC"), as Seller, the company, as Servicer, and The Chase Manhattan Bank, as trustee. (Filed herewith.)

              10.5** Form of Series 1997-1 Supplement to the Pooling and
                     Servicing Agreement.  (Filed herewith.)

              10.6 Form of Amended and Restated Receivables Purchase Agreement between the company and FMFC. (Filed herewith.)

              10.7 Form of Certificate Purchase Agreement among FMFC as Seller, Falcon Asset Securitization Corporation, as Purchaser, The Liquidity Providers Named Therein, as Liquidity Providers, and The First National Bank of Chicago, as Program Agent. (Filed herewith.)

              11.1   Statement Re:  Computation of Per Share Earnings.
                     (Filed herewith.)
                     ---------------------
                      *Denotes management contract of compensatory plan or
                       arrangement.
                     **Confidential treatment has been requested for portions
                       of this exhibit.

              The company will furnish upon request any exhibit described above upon payment of the company's reasonable expenses for furnishing such exhibit.

         (b)  Reports on Form 8-K:

              During the first quarter of 1997, the company filed one Current Report on Form 8-K, as follows:

              Current Report on Form 8-K, dated as of February 6, 1997, reporting under Item 5 thereof, a Press Release of the company on February 6, 1997 relating to the company's restructuring plan, special charge and 1996 financial results.

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       FEDERAL-MOGUL CORPORATION


                 By:       (Thomas W. Ryan)
                      ---------------------------
                            THOMAS W. RYAN
                       Senior Vice President and
                        Chief Financial Officer


                       FEDERAL-MOGUL CORPORATION


                 By:       (Kenneth P. Slaby)
                      ---------------------------
                            KENNETH P. SLABY
                    Vice President and Controller and
                         Chief Accounting Officer




Dated:  May 14, 1997

                              EXHIBIT INDEX
                              -------------


S-K Item 601 No.                      Document
----------------                      --------

     10.1 Federal-Mogul Corporation 1997 Long-Term Incentive Plan, as adopted by the shareholders of the company on April 23, 1997.

     10.2 Executive Severance Agreement, dated as of February 21, 1997, between the company and Thomas W. VanHimbergen.

     10.3 Third Amendment, dated as of January 13, 1997, to Revolving Credit and Competitive Advance Facility Agreement, dated as of June 30, 1994, among the company, various banks, and the Chase Manhattan Bank (formerly Chemical Bank), as Administrative Agent.

     10.4 Form of Amended and Restated Pooling and Servicing Agreement ("Pooling and Servicing Agreement") among Federal-Mogul Funding Corporation ("FMFC"), as Seller, the company, as Servicer, and The Chase Manhattan Bank, as trustee.

     10.5           Form of Series 1997-1 Supplement to the Pooling and
                    Servicing Agreement.

     10.6 Form of Amended and Restated Receivables Purchase Agreement between the company and FMFC.

     10.7 Form of Certificate Purchase Agreement among FMFC as Seller, Falcon Asset Securitization Corporation, as Purchaser, The Liquidity Providers Named Therein, as Liquidity Providers, and The First National Bank of Chicago, as Program Agent.

     11.1           Statement Re:  Computation of Per Share Earnings.