Form 10-Q
period 1997-06-30
FEDERAL MOGUL CORP
filed 1997-08-14
CIK 34879

                                    UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC  20549


                                       FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                          OF THE SECURITIES EXCHANGE ACT OF 1934


For the Period Ended                   June 30, 1997
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

                               (248) 354-7700
---------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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

            Common Stock - 35,648,269 shares as of August 11, 1997

                                       FORWARD-LOOKING STATEMENTS


INFORMATION CONTAINED OR INCORPORATED IN THIS QUARTERLY REPORT ON
FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE NOT HISTORICAL FACTS AND WHICH INVOLVE CERTAIN RISKS AND UNCERTAINTIES AND,
ACCORDINGLY, ACTUAL RESULTS EVENTS AND PERFORMANCE COULD DIFFER
MATERIALLY FROM THOSE CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS.


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

                                Three Months Ended        Six Months Ended
                                     June 30                   June 30
                               --------------------     ----------------------
                                 1997        1996          1997        1996
                               --------    --------     ----------  ----------
                               (Millions of Dollars, Except Per Share Amounts)

Net sales                      $  481.8    $  536.4     $  967.4    $1,058.3
Cost of products sold             366.5       419.1        740.0       828.8
                                -------     -------      -------     -------
   Gross margin                   115.3       117.3        227.4       229.5

Selling, general and
   administrative expenses         73.5        81.0        151.9       164.0
Interest expense                    9.0        10.6         18.8        21.8
Interest income                    (1.1)        (.7)        (1.8)       (1.5)
International currency
   exchange losses (gains)          (.1)        1.4            -         2.3
Other, net                          (.4)         .2          1.6         1.1
                                -------     -------      -------     -------
   Earnings Before Income Taxes
      and Extraordinary Item       34.4        24.8         56.9        41.8

Income taxes                        5.9         9.0         14.5        15.4
                                -------     -------      -------     -------
   Net Earnings Before
      Extraordinary Item           28.5        15.8         42.4        26.4

Extraordinary item - loss on
   early retirement of debt,
   net of applicable income
   tax benefit                      2.6           -          2.6           -
                                -------     -------      -------     -------
   Net Earnings                    25.9        15.8         39.8        26.4

Preferred stock dividends,
   net of tax benefits              2.1         2.2          4.3         4.4
                                -------     -------      -------     -------
   Net Earnings Available
      for Common Shares        $   23.8    $   13.6     $   35.5    $   22.0
                                =======     =======      =======     =======

Earnings Per Common Share
   Primary
      Income before
         extraordinary item       $ .74       $ .39        $1.08       $ .63
      Extraordinary item -
         loss on early
         retirement of debt,
         net of applicable
         income tax benefit        (.07)          -         (.07)          -
                                   ----        ----         ----        ----
      Net Earnings                $ .67       $ .39        $1.01       $ .63
                                   ====        ====         ====        ====
   Fully Diluted
      Income before
         extraordinary item       $ .67       $ .36        $ .99       $ .59
      Extraordinary item -
         loss on early
         retirement of debt,
         net of applicable
         income tax benefit        (.06)          -         (.06)          -
                                   ----        ----         ----        ----
      Net Earnings                $ .61       $ .36        $ .93       $ .59
                                   ====        ====         ====        ====

See accompanying notes.




FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Millions of Dollars)
                                                     June 30       December 31,
                                                       1997            1996
                                                   ------------    ------------
                                                   (Unaudited)

Assets
Current Assets:
   Cash and equivalents                              $   19.6        $   33.1
   Accounts receivable (net of allowance for
      doubtful accounts of $16.9 million and
      $16.3 million)                                    232.8           231.3
   Inventories                                          303.5           417.0
   Prepaid expenses and income tax benefits              83.4            81.5
                                                      -------         -------
      Total Current Assets                              639.3           762.9

Property, Plant and Equipment                           319.0           350.3
Goodwill                                                148.4           154.0
Other Intangible Assets                                  62.5            63.1
Business Investments and Other Assets                   130.9           124.9
                                                      -------         -------
      Total Assets                                   $1,300.1        $1,455.2
                                                      =======         =======

Liabilities and Shareholders' Equity

Current Liabilities:
   Short-term debt                                   $   66.9        $  280.1
   Accounts payable                                     123.1           142.7
   Accrued compensation                                  40.1            37.6
   Other accrued liabilities                            189.4           203.4
                                                      -------         -------
      Total Current Liabilities                         419.5           663.8

Long-Term Debt                                          279.7           209.6
Postemployment Benefits                                 201.1           207.1
Other Accrued Liabilities                                64.8            56.2
                                                      -------         -------
      Total Liabilities                                 965.1         1,136.7

Shareholders' Equity:
   Series D preferred stock                              76.6            76.6
   Series C ESOP preferred stock                         50.6            53.1
   Unearned ESOP compensation                           (25.3)          (28.4)
   Common stock                                         177.5           175.7
   Additional paid-in capital                           293.9           283.5
   Accumulated deficit                                 (166.6)         (193.0)
   Currency translation and other                       (71.7)          (49.0)
                                                      -------         -------
      Total Shareholders' Equity                        335.0           318.5
                                                      -------         -------
      Total Liabilities and Shareholders' Equity     $1,300.1        $1,455.2
                                                      =======         =======
See accompanying notes.




FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                             Six Months Ended
                                                                 June 30
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
                                                           (Millions of Dollars)

Cash Provided From (Used By) Operating Activities
   Net earnings                                             $ 39.8     $ 26.4
   Adjustments to reconcile net earnings to net cash
      provided from operating activities
         Depreciation and amortization                        27.3       30.6
         Deferred income taxes                                 5.2        (.7)
         Postemployment benefits                               2.0        1.6
         Increase in accounts receivable                     (30.9)     (21.7)
         Decrease in inventories                              40.5       25.5
         Decrease in accounts payable                         (1.0)       (.6)
         Increase in current liabilities and other            15.3       20.1
         Loss on early retirement of debt                      4.1          -
         Payments against restructuring
            and reengineering reserves                       (12.5)      (8.9)
                                                             -----      -----
      Net Cash Provided From Operating Activities             89.8       72.3

Cash Provided From (Used By) Investing Activities
   Expenditures for property, plant and equipment            (20.8)     (24.2)
   Proceeds from sale of business investments                 66.6          -
   Purchases of business investments                             -        (.3)
   Other                                                         -         .7
                                                             -----      -----
      Net Cash Provided From (Used By) Investing Activities   45.8      (23.8)

Cash Provided From (Used By) Financing Activities
   Issuance of common stock                                    9.7         .4
   Fees for early retirement of debt                          (4.1)         -
   Net decrease in debt                                     (138.8)     (11.7)
   Dividends                                                 (13.5)     (13.6)
   Other                                                      (2.4)      (3.1)
                                                             -----      -----
      Net Cash Used By Financing Activities                 (149.1)     (28.0)
                                                             -----      -----

      Increase (Decrease) in Cash and Equivalents            (13.5)      20.5

Cash and Equivalents at Beginning of Period                   33.1       19.4
                                                             -----      -----

      Cash and Equivalents at End of Period                 $ 19.6     $ 39.9
                                                             =====      =====



See accompanying notes.


FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 1997


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.   EARNINGS PER COMMON SHARE

The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earnings per share additionally assumes the conversion of outstanding Series C ESOP and Series D preferred stock and the contingent issuance of common stock to satisfy the Series C ESOP preferred stock redemption price guarantee when their effect is dilutive. The number of contingent shares used in the fully diluted calculation is based on the market price of the common stock on June 30, 1997 and the number of preferred shares held by the Employee Stock Ownership Plan (ESOP) that were allocated to participants' accounts as of June 30 of each of the respective years.

The primary weighted average number of common and equivalent shares outstanding (in thousands) was 35,414 and 35,297 for the three- and six-month periods ended June 30, 1997, and 35,099 and 35,081 for the three- and six-month periods ended June 30, 1996. The fully diluted weighted average number of common and equivalent shares outstanding (in thousands) was 41,576 and 41,537 for the three- and six-month periods ended June 30, 1997, and 41,989 and 37,543 for the three- and six-month periods ended June 30, 1996, respectively.

Net earnings used in the computations of primary earnings per share are reduced by preferred stock dividend requirements. Net earnings used in the computation of fully diluted earnings per share are reduced by amounts representing the preferred stock dividends when their effect is anti-dilutive and amounts representing the additional after-tax contribution that would be necessary to meet ESOP debt service requirements under an assumed conversion of the Series C ESOP preferred stock when their effect is dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS No. 128 would not impact the results of the earnings per share calculation for the three months and the six months ended June 30, 1997 and 1996 and is not expected to impact the results of the earnings per share calculation for the year ended December 31, 1997.

Quarterly dividends of $.12 per common share were declared for both the first and second quarters of 1997 and 1996.

3.  INVENTORIES

At June 30, 1997 and December 31, 1996, inventories consisted of the following:

                                                1997         1996
                                               ------       ------
              Finished products                $283.7       $417.0
              Work-in-process                    22.5         28.0
              Raw materials                      15.0         20.0
                                               ------       ------
                                                321.2        465.0
              Reserve for inventory valuation   (17.7)       (48.0)
                                                -----       ------
                                                $303.5      $417.0
                                                ======      ======

4.   DEBT

In June 1997, the Company entered into a new $350 million multicurrency revolving credit facility agreement with a consortium of international banks which matures in June 2002. This new agreement replaces the exiting U.S. and European revolving credit facilities and has similar pricing terms. The revolving credit facility contains restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of June 30, 1997, the Company had $25 million borrowed against the revolving credit facility at a rate of 6.19%. The revolving credit facility is included in long-term debt. In April 1997, the Company issued $125 million of 10-year 8.8% senior notes.

5.   ADJUSTMENT OF ASSETS HELD FOR SALE

The results of operations have been included in the Company's consolidated statements of earnings through the date of sale for the following transactions. The Company received $66.6 million in cash in the first six months of 1997 related to the following transactions with an additional $10.7 million to be received in July 1997, while the purchaser assumed certain liabilities.

In January 1997, the Company completed the previously announced sale of its heavy wall bearing division in Germany and Brazil to Zollern BHW Gleitlager GmbH, a member of Fuerstlich Hohenzollernsche Werke Laucherthal GmbH Co.

On May 13, 1997, the Company completed the previously announced sale of its Australian replacement operations to Automotive Components Limited.

On June 3, 1997, the Company completed the previously announced sale of its South African replacement operations. The Company sold the distribution operations to Chariots Holding Limited and the retail operations to Lexshell 16 Investment Holdings (Proprietary) Limited.

During the second quarter of 1997, in addition to the above transactions, the Company reviewed and updated its impairment reserves related to the divestiture of its remaining retail/wholesale replacement operations and adjusted the reserve components to approximate the net fair value of its remaining businesses held for sale. There was no material net effect on the statement of earnings related to the above events.

6.  INCOME TAXES

During the second quarter of 1997, the Company recognized an income tax benefit of $6.8 million related to the sales of the South African and Australian businesses.

7.  EXTRAORDINARY ITEM

During the second quarter of 1997, the Company retired $64.7 million in private placement debt. The early retirement of the debt required a make-whole payment of $4.1 million, which was recorded as an extraordinary item of $2.6 million, net of the related tax benefit.

8.  SUBSEQUENT EVENT

On August 8, 1997, the Company announced its call for the redemption of all its outstanding $3.875 Series D Convertible Exchangeable Preferred Stock to be redeemed on August 28, 1997. Each share of preferred stock is convertible into 2.778 shares of common stock and the Company expects all shares to be converted to common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED
JUNE 30, 1996

NET SALES

Sales for the second quarter of 1997 were $481.8 million compared to $536.4 million in the same 1996 quarter. North American original equipment sales were $118.7 million in the second quarter of 1997 compared to $118.2 million in 1996. Excluding the electrical products and ball bearing operation divestitures, North American original equipment sales were up 17.9% largely due to strong sealing system product sales. International original equipment sales decreased 19.3% to $44.8 million from $55.5 million in the same 1996 quarter. Excluding the sale of the heavy wall bearing operations in Germany and Brazil and foreign currency effects, International original equipment sales increased 13% primarily due to increased sales of conventional engine bearings as the weak Deutsche mark contributed to higher car production volumes. The sputter bearing business also added to the increase due to higher diesel engine production demands. North American replacement sales decreased 12% to $185.8 million from $211.2 million in the second quarter of 1996. The decrease was attributable to softness in the North American replacement market, particularly in engine and chassis products. International replacement second quarter 1997 sales were $132.5 million compared to $151.4 million for the second quarter of 1996. Excluding the divestitures in Turkey, Australia and South Africa, International replacement sales were relatively flat quarter over quarter.

COST OF PRODUCTS SOLD

Cost of products sold as a percent of net sales decreased to 76.1% for the second quarter of 1997 from 78.1% for the second quarter of 1996. The decrease in cost of products sold as a percent of net sales is attributable to productivity improvements, cost controls and streamlined operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

While declining $7.5 million, selling, general and administrative expenses as a percent of net sales were relatively flat for the second quarter of 1997 compared to the same 1996 period.

ADJUSTMENT OF ASSETS HELD FOR SALE

The results of operations have been included in the Company's consolidated statements of earnings through the date of the sale for the following transactions. The Company received $56.2 million in the second quarter of 1997 related to the following transactions with an additional $10.7 million to be received in July 1997, while the purchaser assumed certain liabilities.

On May 13, 1997, the Company completed the previously announced sale of its Australian replacement operations to Automotive Components Limited.

On June 3, 1997, the Company completed the previously announced sale of its South African replacement operations. The Company sold the distribution operations to Chariots Holding Limited and the retail operations to Lexshell 16 Investment Holdings (Proprietary) Limited.

During the second quarter of 1997, in conjunction with the above events, the Company reviewed and updated its impairment reserve components related to the divestiture of its remaining retail/wholesale replacement operations and adjusted the reserves to approximate the net fair value of its remaining businesses held for sale. There was no material net effect on the statement of earnings related to the above transactions.

INCOME TAXES

During the second quarter of 1997, the Company recognized an income tax benefit of $6.8 million related to the sales of the South African and Australian businesses.

EXTRAORDINARY ITEM

During the second quarter of 1997, the Company retired $64.7 million in private placement debt. This eliminated 10% coupon debt and potentially restrictive covenants and will provide the Company greater financial flexibility. The early retirement of debt required a make-whole payment of $4.1 million, which was recorded as an extraordinary item of $2.6 million, net of the related tax benefit.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED
JUNE 30, 1996

NET SALES

Sales for the six-month period ended June 30, 1997 were $967.4 million compared to $1,058.3 million for the same 1996 period. North American original equipment sales were $229.3 million for the six-month period ended June 30, 1997 compared to $231 million in 1996. Excluding the electrical products and ball bearing operation divestitures, North American original equipment sales were up 14.3% largely due to strong sealing system product sales. International original equipment sales decreased 22.3% to $89 million for the six-month period ended June 30, 1997 from $114.5 million in the same 1996 period. Excluding the sale of the heavy wall bearing operations in Germany and Brazil and foreign currency effects, International original equipment sales increased 10%. North American replacement sales decreased 8.5% to $372 million from $406.4 million for the six-month period ended June 30, 1996. The decrease was attributable to softness in the North American replacement market, particularly in engine and chassis products. International replacement sales for the six-month period ended June 30, 1997 were $277.2 million compared to $306.3 million for the same 1996 period. Excluding the divestitures in Turkey, Australia and South Africa, International replacement sales were relatively flat.

COST OF PRODUCTS SOLD

Cost of products sold as a percent of net sales decreased to 76.5% for the six-month period ended June 30, 1997 from 78.3% for the same 1996 period. The decrease in cost of products sold as a percent of net sales is attributable to productivity improvements, cost controls and streamlined operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

While declining $12.1 million, selling, general and administrative expenses as a percent of net sales were relatively flat for the six-month period ended June 30, 1997 compared to the same 1996 period.

ADJUSTMENT OF ASSETS HELD FOR SALE

The results of operations have been included in the Company's consolidated statements of earnings through the date of sale for the following transactions. The Company received $66.6 million in cash in the first six months of 1997 related to the following transactions with an additional $10.7 million to be received in July 1997, while the purchaser assumed certain liabilities.

In January 1997, the Company completed the previously announced sale of its heavy wall bearing division in Germany and Brazil to Zollern BHW Gleitlager GmbH, a member of Fuerstlich Hohenzollernsche Werke Laucherthal GmbH Co.

On May 13, 1997, the Company completed the previously announced sale of its Australian replacement operations to Automotive Components Limited.

On June 3, 1997, the Company completed the previously announced sale of its South African replacement operations. The Company sold the distribution operations to Chariots Holding Limited and the retail operations to Lexshell 16 Investment Holdings (Proprietary) Limited.

During the second quarter of 1997, in addition to the above transactions, the Company reviewed and updated its impairment reserves related to the divestiture of its remaining retail/wholesale replacement operations and adjusted the reserve components to approximate the net fair value of its remaining businesses held for sale. There was no material net effect on the statement of earnings related to the above events.

INCOME TAXES

During the second quarter of 1997, the Company recognized an income tax benefit of $6.8 million related to the sales of the South African and Australian businesses during the second quarter.

EXTRAORDINARY ITEM

During the second quarter of 1997, the Company retired $64.7 million in private placement debt. This eliminated 10% coupon debt and potentially restrictive covenants and will provide the Company greater financial flexibility. The early retirement of the debt required a make-whole payment of $4.1 million, which was recorded as an extraordinary item of $2.6 million, net of the related tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations of $89.8 million for the six-month period ended June 30, 1997 increased 24.2% from $72.3 million for the same 1996 period. The increase in cash flow from operations is due to increased earnings combined with working capital productivity improvements. Inventory reduction increased over the 1996 period due to a decrease in lead times and lot sizes and an increase in fill rates in the North American replacement business.

Cash flow from investing activities of $45.8 million for the six-month period ended June 30, 1997 includes $66.6 million of proceeds from the sales of the heavy wall bearing division in Germany and Brazil, and 64 retail stores and 17 warehouse locations in Turkey, Australia and South Africa. Cash flow from investing activities also includes capital expenditures of $20.8 million for property, plant and equipment and equipment to implement process improvements, information technology and new product introductions.

Cash flow used by financing activities of $(149.1) million for the six-month period ended June 30, 1997 reflects a reduction in borrowings of $138.8 million. The cash used to reduce borrowings was primarily generated from operations and proceeds from the sales of businesses noted above. In April 1997, the Company issued $125 million of 10-year 8.8% senior notes. Proceeds from the senior notes were used to pay down the revolving credit facility. Also during the six-month period ended June 30, 1997, the Company retired $64.7 million in private placement debt using its revolving credit facility. This eliminated 10% coupon debt and potentially restrictive covenants and will provide the Company greater financial flexibility. The early retirement of debt required a make-whole payment of $4.1 million which decreased cash from financing activities. Also in the first quarter of 1997, the Company entered into a new
$100 million accounts receivable securitization program, and in the second quarter of 1997, the Company entered into a new 5-year $350 million revolving credit agreement which expires in June 2002.

On August 8, 1997, the Company announced its call for the redemption of all of its outstanding $3.875 Series D Convertible Exchangeable Preferred Stock to be redeemed on August 28, 1997. Each share of preferred stock is convertible into 2.778 shares of common stock and the Company expects all shares to be converted to common stock.

The Company believes that cash flow from operations, together with borrowings available under the Company's revolving credit facility, will continue to be sufficient to meet its ongoing working capital requirements.

PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on April 23, 1997, at which the shareholders considered and voted on (i) the election of seven directors, (ii) the approval of the appointment of Ernst & Young LLP as independent accountants for 1997, and
         (iii) the approval of the 1997 Long Term Incentive Plan.

         Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of votes for and withheld with respect to each nominee:

                    Nominee             Votes For        Votes Withheld
                    J. J. Fannon        27,656,481           309,384
                    R. M. Hills         27,596,631           369,234
                    A. Madero           27,462,121           503,743
                    R. S. Miller, Jr.   27,674,114           291,751
                    J. C. Pope          27,609,408           356,457
                    H. M. Sekyra        27,679,056           286,809
                    R. A. Snell         27,702,976           262,888


     The appointment of Ernst & Young LLP as independent accountants for 1997 was approved, with 27,765,598 votes cast "For", 152,723 votes cast "Against" and 102,702 abstentions. The 1997 Long Term Incentive Plan was approved with 25,865,640 votes cast "For", 1,089,857 votes cast "Against" and 211,666 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              *10 $350,000,000 Revolving Credit, Competitive Advance and Multicurrency Facility, dated June 16, 1997.

              *11.1 Statement Re Computation of Per Share Earnings for the three months ended June 30, 1997.

              *11.2 Statement Re Computation of Per Share Earnings for the six months ended June 30, 1997.

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed by the Company during the three months ended June 30, 1997.

--------------------
*Filed herewith.

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




Dated:  August 14, 1997