Form 10-K405/A
period 1996-12-31
FEDERAL MOGUL CORP
filed 1997-08-18
CIK 34879

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549
                     ------------------------
                           FORM 10-K/A

                         AMENDMENT NO. 1

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

                                     PART I

ITEM 1.  BUSINESS.

Overview


Federal-Mogul Corporation, founded in 1899 and incorporated in Michigan in 1924 (referred to herein as "Federal-Mogul" or the "company"), is a global manufacturer and distributor of a broad range of precision parts, primarily vehicular components for automobiles and light trucks, heavy duty trucks, farm and construction vehicles and industrial products. The company manufactures engine bearings, sealing systems, fuel systems, lighting products, pistons and chassis products. The company engineers and manufactures products for original equipment manufacturers ("OE" products), principally the major automotive manufacturers in the United States and Europe, and also provides these and related products to replacement market customers worldwide.


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


The components of the restructuring and writedown of assets held for sale to fair value include: (i) the planned sale of 132 international retail operations located in Australia, Chile, Ecuador, Panama, Puerto Rico, South Africa and Venezuela; (ii) the planned sale or restructuring of approximately 30 wholesale international replacement operations in 10 countries; (iii) the rationalization of European manufacturing operations involving the relocation of product lines and workforce reductions; (iv) the consolidation of lighting products in Juarez, Mexico, resulting in the closing of the company's Leiters Ford, Indiana manufacturing facility; (v) the consolidation or closure of North American warehouse facilities; (vi) the consolidation of customer support functions now housed in Southfield, Michigan and Phoenix, Arizona; (vii) the consolidation of European replacement market management functions located in Geneva, Switzerland into the Wiesbaden, Germany manufacturing headquarters; and (viii) the streamlining of administrative and operational staff functions worldwide.

In 1996, the company recorded a restructuring charge of $57.6 million, comprised of $42.8 million for employee severance and $14.8 million for exit costs and consolidation of certain facilities. To reduce the carrying value of assets held for sale to fair value, the company recorded an additional charge of $151.3 million related to impairment of goodwill and certain other assets and costs associated with the international retail operations held for sale. The company also recorded special charges totaling $78.0 million in the third and fourth quarters of 1996. In 1996, the international wholesale and retail businesses to be sold or closed increased operating losses by approximately $9 million. Management believes that in 1997, the operating results from these businesses will not have a material impact on the company's operating results. For further information respecting the charges taken by the company in 1996, see "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations-Restructuring and Adjustment of Assets Held for Sale to Fair Value" and Notes 2, 3, 4 and 5 of
Notes to Consolidated Financial Statements filed under "Item 8 Financial Statements and Supplementary Data".



The company has restated the previously issued 1996, 1995 and 1994 financial statements for certain charges recorded in 1996. The restatement does not affect the company's balance sheet at December 31, 1996. The corrections primarily pertain to timing in the recognition of the provision for doubtful accounts and customer incentive programs, the recognition of vendor rebates and the recognition of certain federal income tax credits. The following summarizes the net effect of these adjustments in millions. (For further information regarding the restatement, see Note 18 to the Consolidated Financial Statements which also reflects the impact on pretax earnings).





                           Net Earnings (Loss)
                           -------------------
                        As Reported    As Restated
                        -----------    -----------
                              ($ Millions)
          1996          $(211.1)       $(206.3)
          1995             (9.7)          (5.8)
          1994             63.3           59.7



The following table sets forth the company's net sales by market segment and geographic region as a percentage of total net sales.



                                Year Ended December 31,
                             ------------------------------
                                1996      1995      1994
                                ----      ----      ----
Original Equipment
      Americas                   22%       22%       22%
      International               9%        9%        8%

Replacement
      United States and Canada   37%       39%       43%
      International              30%       27%       21%

Other <F1>
      United States and Canada    --        1%        4%
      International               2%        2%        2%
                                  --       --        --
                                 100%     100%      100%



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


The company is now redirecting its efforts and resources to expand its core competencies in manufacturing and distribution by growing the manufacturing base globally while capitalizing on the replacement distribution network. Some of the growth in connection with the new strategy is expected to come through acquisitions which the company will be exploring on an ongoing basis.


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

Replacement



The company supplies a wide variety of replacement products, including engine and transmission products (engine bearings, pistons, piston rings, valves, camshafts, valve lifters, valvetrain parts, timing components and engine kits, bushings and washers), ball and roller bearings, sealing devices (gaskets and oil seals and other high performance specialty seals), lighting and electrical components, and automotive fuel pumps, water pumps, oil pumps and related systems. The company also sells steering and suspension parts which include such items as tie rod ends, ball joints, idler and pitman arms, center links, constant velocity parts, rack and pinion assemblies, coil springs, universal joints, engine mounts and alignment products.



Federal-Mogul sells replacement products under its own brand names such as Federal-Mogul(R), Glyco(R), National(R), Mather(R), Carter(R), Sterling(R), Signal-Stat(R) and Seal Technology Systems(R) (STS), as well as under brand names for which it has long-term licenses such as TRW(R) and Sealed Power(R). It also packages its products under third-party private brand labels such as NAPA(R) and CARQUEST(R).



The company's replacement business supplies approximately 150,000 part numbers to almost 10,000 customers. Federal-Mogul's customers are located in more than 90 countries around the world. For 1996, replacement net sales in the United States and Canada represented 56% of total replacement net sales, with net sales outside of the United States and Canada representing 44% of such sales.



Domestic customers include industrial bearing distributors, distributors of heavy duty vehicular parts, machine shops, retail parts stores and independent warehouse distributors who redistribute products to local parts suppliers called jobbers. Internationally, the company sells replacement products to jobbers, local retail parts stores and independent warehouse distributors. Replacement sales to jobbers and local retail parts stores comprise a larger proportion of total international replacement sales than of total domestic replacement sales.



Federal-Mogul's North American distribution centers in Jacksonville, Alabama, LaGrange, Indiana, and Maysville, Kentucky (the "Distribution Centers"), serve as the hubs of the company's domestic replacement distribution network. Products are shipped from these Distribution
Centers to service centers in the United States and Canada. For Latin American sales, products are shipped through a facility in Fort Lauderdale, Florida to 7 international regional distribution centers and 6
Latin American branches. For European sales, products are shipped through Federal-Mogul's facility in Kontich, Belgium.

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

Suppliers


Federal-Mogul sells its manufactured parts as well as parts manufactured by other manufacturers to the replacement market. The products not manufactured by Federal-Mogul are supplied by over 600 companies. In
1996, no outside supplier of the company provided products which accounted for more than 5% of the company's net sales.



In connection with the acquisition of the automotive replacement business of TRW, Inc. in 1992, the company and TRW entered into a Supply Agreement for an initial term of 15 years (the "Supply Period"), pursuant to which TRW agreed to supply the company with parts manufactured by TRW and distributed by the company. During the first 5 years of the Supply Period (the "Exclusive Period"), the company is an exclusive distributor of such TRW parts and thereafter will be a nonexclusive distributor for the remaining term of the Supply Agreement, subject to certain exceptions. Thereafter, both the Exclusive Period and the Supply Period are automatically renewable for 1-year periods and are terminable upon 1 year's notice by either party.


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

Raw Materials


The company does not normally experience supply shortages of raw materials. Certain of the company's relationships with its "long-term" suppliers are contractual. No outside supplier of the company provided more than 5% of products purchased.


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

Information About International and Domestic Operations and Export Sales


The company has both manufacturing and distribution facilities for its products, principally in the United States, Europe, Latin America, Mexico and Canada. Certain of these products, primarily engine bearings and oil seals, are sold to international original equipment manufacturers and vehicular replacement market customers.

International operations are subject to certain risks inherent in carrying on business abroad, including expropriation and nationalization, currency exchange rate fluctuations and currency controls, and export and import restrictions. The likelihood of such occurrences and their potential effect on the company vary from country to country and are unpredictable.


Original equipment and replacement sales by major geographical regions were:




                           1996               1995          1994
                           ----               ----          ----
                                     (Millions of Dollars)
Original Equipment
  Americas                 $   449.1          $   465.4     $   523.7
  International                219.5              222.7         175.6

Replacement
  United States and Canada     759.8              780.8         797.6

  International                604.3              530.9         392.6
                            --------           --------      --------
Total Sales                 $2,032.7           $1,999.8      $1,889.5
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


B. Replacement Warehouses. The company operates 110 warehouses and distribution centers of which 103 are leased. In addition, 2 warehouses are financed and leased through the issuance of industrial revenue bonds. Certain of these warehouses will be closed or consolidated in connection with the restructuring of the company.


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

    The company is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The company is defending all such claims vigorously and believes that it has substantial defenses to liability and adequate insurance coverage for its defense costs. While the outcome of litigation cannot be predicted with certainty, after consulting with Nancy S. Shilts, Esq., Associate General Counsel of the company, management believes that these matters will not have a material effect on the company's financial position.


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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.




FIVE-YEAR FINANCIAL SUMMARY
---------------------------


(Millions of Dollars,
 Except Per Share Amounts)         1996       1995       1994       1993       1992
                                 --------   --------   --------   --------   --------
                                                  (as restated)<F6>
CONSOLIDATED STATEMENT OF
OPERATIONS DATA
-------------------------

Net sales                        $2,032.7   $1,999.8   $1,889.5   $1,575.5   $1,264.0
Costs and expenses <F1><F2><F3>  (2,258.0)  (2,000.7)  (1,795.5)  (1,523.1)  (1,262.4)
Other income (expense)               (3.4)      (2.4)      (2.5)       4.0        7.3
Income tax (expense) benefit         22.4       (2.5)     (31.8)     (19.5)      (6.4)
                                  -------    -------    -------    -------    -------
Earnings (loss) before cumulative
  effect of accounting change      (206.3)      (5.8)      59.7       36.9        2.5
Cumulative effect of
  accounting change <F4>                -          -          -          -      (88.1)
                                  -------    -------    -------    -------    -------
Net earnings (loss)                (206.3)      (5.8)      59.7       36.9      (85.6)
Preferred stock dividends,
  net of related tax benefits        (8.7)      (8.9)      (9.0)      (9.1)      (4.6)
                                  -------    -------    -------    -------    -------
Net earnings (loss) available
  for common shares              $ (215.0)  $  (14.7)  $   50.7   $   27.8   $  (90.2)
                                  =======    =======    =======    =======    =======




FIVE-YEAR FINANCIAL SUMMARY (continued)
---------------------------

                                    1996       1995       1994       1993       1992
                                  --------   --------   --------   --------   --------
                                                 (as restated)<F6>
COMMON SHARE SUMMARY (PRIMARY)
------------------------------
Average shares and equivalents
    outstanding (in thousands)     35,105     34,988     35,062     27,342     22,390
Earnings (loss) per share:
  Before cumulative effect
    of accounting change           $(6.12)    $ (.42)    $ 1.45     $ 1.02     $ (.09)
  Cumulative effect of
    accounting change <F4>              -          -          -          -      (3.93)
                                    -----      -----      -----      -----      -----
Net earnings (loss) per share       (6.12)      (.42)      1.45       1.02      (4.02)
                                    =====      =====      =====      =====      =====

Dividends paid per share           $  .48     $  .48     $  .48     $  .48     $  .48
                                    =====      =====      =====      =====      =====

CONSOLIDATED BALANCE SHEET DATA
-------------------------------
Total assets                      $1,455.2   $1,701.1   $1,481.7   $1,300.2   $1,108.1
Short-term debt <F5>                 280.1      111.9       74.0       39.2       69.4
Long-term debt                       209.6      481.5      319.4      382.5      350.6
Shareholders' equity                 318.5      550.3      588.5      366.0      229.0

OTHER FINANCIAL INFORMATION
---------------------------
Net cash provided from (used
  by) operating activities        $ 149.0    $ (34.7)   $  24.3    $  43.5    $  57.2
Expenditures for property,
  plant, equipment and other
  long-term assets                   54.2       78.5       74.9       60.0       40.2
Depreciation and
  amortization expense               63.7       61.0       55.7       50.7       46.7


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


<F6> As discussed in Note 18 to the consolidated financial statements, the company has restated its previously issued financial statements for the correction of certain items. The corrections are primarily for the collectibility of accounts receivable, provisions for customer incentive programs, the recognition of vendor rebates and the recognition of federal income tax credits.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Overview
--------



Federal-Mogul Corporation's core business is providing value-added services for the global manufacture and distribution of nondiscretionary parts to vehicular and industrial original equipment manufacturers and the vehicular replacement market. During the last quarter of 1996, the company changed its strategy from pursuing the international retail replacement market (discussed below) to focusing on its core competencies of manufacturing and distribution. The company plans to expand its manufacturing product offerings in related products lines to provide system approaches and to grow internationally to supply its original equipment customers in new markets.



Before 1989, the company's strategy focused on manufacturing and distribution as its core competencies. Beginning in 1989, the company adopted a strategy focused on higher-margin replacement markets which included the expansion into the international retail business. In conjunction with this international retail strategy, the company purchased or developed retail businesses in Australia, Chile, Ecuador and Panama in 1993, South Africa and Venezuela in 1994, and Puerto Rico in 1995. To focus on the international replacement strategy and to help fund the acquisitions and development of the retail business, the company, from 1994 through 1996, sold its U.S. ball bearings, electrical products manufacturing, powdered metal products, and air spindles operations. While pursuing this strategy, international replacement sales as a percentage of total sales grew from approximately 20% in 1993 to 30% in 1996 while original equipment decreased from approximately 37% in 1993 to 33% in 1996. As a result of pursuing the retail portion of the international replacement strategy, the company recorded adjustments of assets held for sale to fair value and gains from manufacturing businesses sold to fund this strategy, which netted to approximately $15 million for the three-year period ended December 31, 1996.



The company's poor operating performance in recent years led the company to reevaluate its business units, organizational strengths, growth opportunities and strategy during the third and fourth quarters of 1996. As part of this review, a rate of return was calculated for each business and compared to the cost of capital for the company. In addition, an evaluation of the potential of each business to exceed the cost of capital in the near future was performed. As a result, the company determined that due to the complexities and lack of expertise in the international retail business coupled with foreign currency devaluations in these developing countries, the rates of returns achieved by these businesses were significantly below those anticipated. The company also did not believe that these returns could be increased to the cost of capital in the foreseeable future, and thus, made the decision to divest these operations.

The board of directors put new management in place to refocus the company's original strategy of manufacturing and distribution and as such, designed and implemented a restructuring plan to aggressively improve the company's cost structure, streamline operations and divest the company of underperforming assets.


The components of the restructuring plan and the adjustment of assets held for sale to fair value include:

- the planned sale of 132 international retail operations located in Australia, Chile, Ecuador, Panama, Puerto Rico, South Africa and Venezuela;


- the planned sale or restructuring of approximately 30 wholesale international replacement operations in 10 countries;



- the European manufacturing planned relocation of product lines to lower cost areas within Europe and related workforce reductions;


- the consolidation of lighting products in Juarez, Mexico resulting in the closing of the Leiters Ford, Indiana manufacturing facility;

- the consolidation or closure of North American warehouse facilities;

- the consolidation of customer support functions now housed in Southfield, Michigan and Phoenix, Arizona;


- the consolidation of European replacement management functions in Geneva, Switzerland into the Wiesbaden, Germany manufacturing headquarters; and


- the streamlining of administrative and operational staff functions worldwide.


The restructuring of Federal-Mogul focuses the company on organizational excellence in manufacturing and distribution. As a result of this initiative, the company recorded in aggregate, restructuring, adjustment of assets held for sale to fair value, and reengineering charges of approximately $220 million in the third and fourth quarters of 1996 of which approximately $167 million relates to exiting the international retail strategy. Net sales for the international retail and wholesale businesses to be disposed of approximated $234 million, $214 million and $129 million in 1996, 1995 and 1994, respectively.

The company recognizes manufacturing as core to the organization's ability to deliver the highest quality products and services. It expects to incur additional restructuring charges in the future to implement its corporate strategy, specifically related to its North American distribution network configuration and the European manufacturing product line review and workforce reductions, although the specific actions have not been determined and the precise amounts have not been established. While the charges relating to these restructuring actions will decrease net income in the year incurred, these restructuring actions are projected to decrease operating costs, thereby enhancing the profitability of the company in future years. The restructuring charges to be incurred in 1997 are not anticipated to have a material impact on net income. All charges and/or expenses associated with these anticipated restructuring activities of the company are not expected to have a material impact on shareholders' equity. In addition, based on the results of the review of the business units previously discussed, the company currently does not anticipate significant changes in its 1997 accounting estimates, write-downs of assets to fair value or other related charges.


RESULTS OF OPERATIONS
---------------------


NET SALES



Original equipment and replacement sales were:

(Millions of Dollars)                       1996        1995        1994
                                          --------    --------    --------
ORIGINAL EQUIPMENT:
     Americas                             $  449.1    $  465.4    $  523.7
     International                           219.5       222.7       175.6

REPLACEMENT:
     United States and Canada                759.8       780.8       797.6
     International                           604.3       530.9       392.6
                                          --------    --------    --------

TOTAL SALES                               $2,032.7    $1,999.8    $1,889.5
                                          ========    ========    ========



Original equipment business sales in the Americas decreased in 1996 due to the sale of the Precision Forged Products Division (PFPD) in April 1995, the sale of the electrical products business in September 1996, and the sale of the United States ball bearings manufacturing operations in November 1996, offset slightly by the acquisition of Seal Technology Systems Limited in September 1995. Excluding the effect of these acquisitions and divestitures, sales increased 2.7% in 1996. The company attributes this increase to new business in its core product lines of engine bearings and seals. In 1995, sales decreased from 1994 levels primarily due to the sale of PFPD in April 1995.

The international original equipment business sales decreased in 1996 due to the company's decision to exit some conventional engine bearing business that did not meet appropriate profitability levels. While the sales of conventional products dropped slightly, sales of high value product lines continued to be strong. In 1995, international original equipment sales increased significantly due to market penetration of engine bearings and appreciating European currencies.


In 1996, North American replacement business sales decreased primarily due to the elimination of special extended payment terms. In 1995, the sales decrease was primarily due to a decrease in the sale of engine parts due to brand consolidation at the customer level of the company's Federal-Mogul(R), TRW(R) and Sealed Power(R) branded engine parts that the company acquired.


The 1996 international replacement business sales increase is due to the $69 million full year impact of the acquisitions of Bertolotti and Centropiezas in 1995, and to a lesser extent, volume and pricing increases in Mexico, increased sales volume in Australia and new local operations in Brazil. This was partially offset by $21 million resulting from the devaluation of the South African rand and a decrease in Venezuela due to a recession. U.S. export sales to Latin America declined due to decreased orders from Colombia, Ecuador, Panama and Venezuela. In 1995, the international replacement business sales increase was largely attributable to the acquisitions of Varex, Bertolotti and Centropiezas. The company does not reasonably expect a material favorable or unfavorable impact on sales or results of operations from currency exchange rates. Upon the sale of the South African business, the company expects fluctuations in South African rand to have no impact on the international replacement business.



Replacement sales as a percentage of total sales of the company increased from 63% in 1994 to 67% in 1996, with a corresponding decrease in original equipment sales. This shift reflects the company's pursuit of its previous strategy, as demonstrated by the purchases and divestitures previously discussed.



COST OF PRODUCTS SOLD



Cost of products sold as a percent of net sales increased to 81.7% for the year ended December 31, 1996 compared to 80.2% for the year ended December 31, 1995. The increase in cost of products sold as a percent of net sales is attributable to sales incentives programs and obsolete inventory (see below for changes in accounting estimates of $8 million for customer incentive programs and $13 million for excess and obsolete inventory) incurred in the third and fourth quarters of 1996, partially offset by manufacturing and distribution process productivity improvements and technology advancements in the company's original equipment and North American replacement business.

Cost of products sold as a percent of net sales for the year ended December 31, 1995 remained flat compared to the year ended December 31, 1994.



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES



Selling, general and administration (SG&A) expenses as a percent of net sales increased to 16.4% for the year ended December 31, 1996 compared to 15.0% for the year ended December 31, 1995. The increase in SG&A as a percent of net sales is attributable to bad debt expense, customer incentive programs and environmental and legal matters (see below for changes in accounting estimates of $3 million for bad debt expense, $8 million for customer incentive programs and $9 million for environmental and legal matters) incurred in the third and fourth quarter of 1996, and an increase in SG&A costs in the international replacement business. These increases were slightly offset by SG&A improvements in the original equipment business.



For the year ended December 31, 1995, SG&A expense as a percent of net sales increased .8% from the year ended December 31, 1994. The increase in SG&A percent is attributable to a change in mix of sales and channels utilized and additional expenses incurred in conjunction with the expansion of the company's retail operations primarily in South Africa and Puerto Rico.



CHANGES IN ACCOUNTING ESTIMATES



The company made certain changes in accounting estimates totaling
$51 million ($34 million after-tax, $.97 per share) in the third and fourth quarters principally due to 1996 events and new information becoming available. The changes in accounting estimates included the following:



Customer incentive programs: the increase in the provision for customer incentive programs of $18 million resulted from contractual changes implemented primarily in the third and fourth quarters of 1996 with certain customers, new sales programs, additional customer participation in these programs and current experience with these programs.



Excess and obsolete inventory: Business volume growth remained below expectations in 1996, principally in the third and fourth quarters, causing a build up of certain inventories beyond anticipated demand. In addition, the company's strategic initiative to focus on its manufacturing business and divest of its retail and certain replacement businesses and the sale of the U.S. ball bearings operations in the fourth quarter adversely affected the utility of the North American replacement business inventory. As a result, the company recorded an additional $13 million provisions for excess and obsolete inventory to reflect current business conditions.

Bad debts: The increase in the bad debt provision of $3 million was principally attributable to the deterioration of account balances of numerous low volume customers and termination of business with certain North American replacement customers during 1996.



Environmental and legal matters: The environmental and legal provision was increased by $9 million in 1996 due to the completion of environmental studies and related analyses, new issues arising and changes in the status of other legal matters.



Other: The remaining $8 million of changes in accounting estimates is comprised of $1 million for changes in the workers' compensation reserve based on worsening experience in outstanding claims in certain older policy years, $3 million for interest capitalization, $2 million to adjust estimates of inventoriable costs and $2 million for other items.


GAINS ON SALES OF BUSINESSES

During 1995, the company sold its equity interest in Westwind Air Bearings, Limited, recognizing a pretax gain of $16.2 million and its Precision Forged Products Division for a pretax gain of $7.8 million.

RESTRUCTURING CHARGES


Federal-Mogul recorded a restructuring charge of $57.6 million in the fourth quarter of 1996 for costs associated with employee severance and exit and consolidation costs for 132 international retail operations and 30 wholesale operations, rationalization of European manufacturing operations, consolidation of lighting products, consolidation or closure of certain North American warehouse facilities, consolidation of customer support functions in the United States and streamlining of administrative and operational staff functions worldwide. The charge consists of $22.7 million for the sale of 132 international retail and 30 wholesale operations, $14.7 million for corporate employee severance costs, $7.7 million for the rationalization of European manufacturing operations, $5.3 million for consolidation or closure of certain North American warehouse facilities, $2.8 million for consolidation of customer support functions in the United States, $2.5 million for closure of the Leiters Ford facility and $1.9 million for other miscellaneous actions, including the consolidation of the European replacement market management function into the European manufacturing headquarters. The after-tax cash impact of the restructuring actions is approximately $40 million and the actions are anticipated to be substantially complete by the end of 1997.


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


During 1996, management designed and implemented a restructuring plan to aggressively improve the company's cost structure, streamline operations and divest of underperforming assets. As part of this plan, the company decided to sell 132 international retail operations, sell or restructure 30 wholesale international replacement operations and consolidate a North American manufacturing operation. The company expects to complete substantially all of these actions in 1997. The carrying value of the assets held for sale was reduced to fair value using market prices of comparable companies from recently consummated transactions less costs to sell. The resulting adjustment of $148.5 million to reduce assets held for sale to fair value was recorded in the fourth quarter of 1996. Net sales of businesses to be disposed of approximated $234 million, $214 million and $129 million in 1996, 1995 and 1994, respectively.


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


INTEREST EXPENSE



Although the company decreased its debt by $104 million as of December
31, 1996, interest expense increased $5.3 million in 1996 primarily due to a higher average debt level than 1995. Excluding the revolving credit facility which was classified as a current liability at December 31, 1996 and as a long-term liability at December 31, 1995, the weighted average interest rate for short-term debt increased to 10.9% at December 31, 1996 from 9.5% at December 31, 1996. The interest rate on the revolving credit facility at December 31, 1996 and 1995 was 6.1% and 6.2%, respectively.
In 1995, the interest expense increased from 1994 due to higher levels of debt necessary to finance acquisitions, stock repurchase program and increased levels of working capital.


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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


Cash flow from operations of $149.0 million in 1996 increased significantly during 1996 primarily due to a $101 million change in accounts receivable and inventory as compared to a $109 million cash usage in 1995. Accounts receivable decreased $47 million due to sales policy changes in the North American replacement business combined with a concerted effort to reduce accounts receivable days outstanding in North American replacement and original equipment businesses. In addition, inventories in the North America replacement business decreased by $42 million, which consists of a $51 million decrease due to operational improvements in inventory management, offset by $9 million in standard inventory price increases.

Cash flows from investing activities of $(12.5) million in 1996 includes $42 million of proceeds from the sales of the U.S. ball bearings manufacturing operations and the electrical products manufacturing operations during 1996. Capital expenditures are anticipated to be approximately $60 million in 1997, primarily for enhanced manufacturing capabilities and process improvements.



Cash flows from financing activities of $(122.8) million in 1996 decreased as the company reduced its borrowings by $104 million primarily with cash generated from operations and the sales of the operations noted above.
The covenants contained in the company's lending agreements have been amended to accommodate the restructuring charges and adjustments of assets held for sale to fair value.



The company's United States $300 million revolving credit facility contains restrictive covenants that, among other matters, require the company to maintain certain financial ratios. The covenants were amended in 1996 in relation to certain changes recorded in the third and fourth quarters of 1996. The amendments to the covenants are effective through march 31, 1997. The company intends to enter into a new consolidated multi-currency revolving credit facility in the first half of 1997. The company also has a European revolving credit facility for $50 million. As of December 31, 1996, the company had $185 million borrowed against the U.S. revolver and $9 million borrowed against the European revolver, and $156 million of borrowing available under these revolving credit facilities.


The company believes that cash flow from operations, together with borrowings available under the company's revolving credit facilities, will continue to be sufficient to meet its ongoing working capital requirements.

ENVIRONMENTAL MATTERS
---------------------


The company is a party to lawsuits filed in various jurisdictions alleging claims pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other state or federal environmental laws. In addition, the company has been notified by the Environmental Protection Agency and various state agencies that it may be a potentially responsible party (PRP) for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. Although these laws could impose joint and several liability upon each party at any site, the potential exposure is expected to be limited because at all sites other companies, generally including many large, solvent public companies, have been named as PRPs. In addition, the company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental and legal reserve was approximately
$12 million at December 31, 1996 and $4 million at December 31, 1995. Management believes that such accruals will be adequate to cover the company's estimated liability for its exposure in respect of such matters.

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


OTHER MATTERS
-------------



In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS No. 128 would not impact the results of the earnings per share calculation for the years ended December 31, 1995 and 1996, and is not expected to impact the results of the earnings per share calculation for the year ended December 31, 1997.



Restatement
-----------



The company has restated the previously issued 1996, 1995 and 1994 financial statements for certain charges recorded in 1996. The restatement does not affect the company's balance sheet at December 31, 1996. The corrections primarily pertain to timing in the recognition of the provision for doubtful accounts and customer incentive programs, the recognition of vendor rebates and the recognition of certain federal income tax credits. The following summarizes the net effect of these adjustments in millions. (For further information regarding the restatement, see Note 18 to the Consolidated Financial Statements which also reflects the impact on pretax earnings).





                           Net Earnings (Loss)
                           -------------------
                        As Reported    As Restated
                        -----------    -----------
                              ($ Millions)
          1996          $(211.1)       $(206.3)
          1995             (9.7)          (5.8)
          1994             63.3           59.7



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------


(Millions of Dollars, Except Per Share Amounts)


YEAR ENDED DECEMBER 31 (as restated)             1996       1995       1994
                                               --------   --------   --------

Net sales                                      $2,032.7   $1,999.8   $1,889.5
Cost of products sold                           1,660.5    1,602.2    1,507.6
                                               --------   --------   --------
  Gross Margin                                    372.2      397.6      381.9

Selling, general and administrative expenses     (333.8)    (299.3)    (268.8)
Gain on sales of businesses                           -       24.0          -
Restructuring charges                             (57.6)     (26.9)         -
Reengineering and other related charges           (11.4)     (13.9)         -
Adjustment of assets held for sale to fair value (151.3)     (51.8)         -
Interest expense                                  (42.6)     (37.3)     (21.2)
Interest income                                     2.9        9.6        7.6
International currency exchange losses             (3.7)      (2.9)      (5.5)
Other expense, net                                 (3.4)      (2.4)      (2.5)
                                                -------    -------    -------
      Earnings (loss) before income taxes        (228.7)      (3.3)      91.5

   Income tax expense (benefit)                   (22.4)       2.5       31.8
                                                -------    -------    -------

      NET EARNINGS (LOSS)                        (206.3)      (5.8)      59.7
                                                =======    =======    =======

   Preferred dividends                              8.7        8.9        9.0

      NET EARNINGS (LOSS) AVAILABLE
        TO COMMON SHAREHOLDERS                 $ (215.0)  $  (14.7)  $   50.7

EARNINGS (LOSS) PER COMMON AND EQUIVALENT SHARE

  Primary                                      $  (6.12)  $   (.42)  $   1.45
                                                =======    =======    =======
  Fully Diluted                                $  (6.12)  $   (.42)  $   1.36
                                                =======    =======    =======


See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED BALANCE SHEETS
---------------------------


(Millions of Dollars)
                                                                        As
                                                                     Restated
DECEMBER 31                                                1996        1995
                                                         --------    --------

ASSETS
------
Cash and equivalents                                     $   33.1     $   19.4
Accounts receivable                                         231.3        293.4
Inventories                                                 417.0        505.8
Prepaid expenses and income tax benefits                     81.5         62.8
                                                          -------      -------
   Total current assets                                     762.9        881.4

Property, plant and equipment                               350.3        434.7
Goodwill                                                    154.0        226.5
Other intangible assets                                      63.1         66.6
Business investments and other assets                       124.9        100.9
                                                          -------      -------
      TOTAL ASSETS                                       $1,455.2     $1,710.1
                                                          =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Short-term debt                                          $  280.1     $  111.9
Accounts payable                                            142.7        172.7
Accrued compensation                                         37.6         32.3
Restructuring reserves                                       55.2         10.7
Other accrued liabilities                                   148.2         92.6
                                                          -------      -------
   Total current liabilities                                663.8        420.2

Long-term debt                                              209.6        481.5
Postemployment benefits                                     207.1        211.5
Other accrued liabilities                                    56.2         46.6
                                                          -------      -------
      TOTAL LIABILITIES                                   1,136.7      1,159.8

Series D preferred stock                                     76.6         76.6
Series C ESOP preferred stock                                53.1         56.8
Unearned ESOP compensation                                  (28.4)       (34.3)
Common stock                                                175.7        175.2
Additional paid-in capital                                  283.5        280.8
Retained earnings (deficit)                                (193.0)        40.2
Currency translation and other                              (49.0)       (45.0)
                                                          -------      -------
      TOTAL SHAREHOLDERS' EQUITY                            318.5        550.3
                                                          -------      -------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $1,455.2     $1,710.1
                                                          =======      =======



See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------


(Millions of Dollars)

YEAR ENDED DECEMBER 31 (as restated)                   1996      1995      1994
                                                     --------  --------  --------
CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES
-------------------------------------------------
Net earnings (loss)                                  $(206.3)  $  (5.8)  $  59.7
Adjustments to reconcile net earnings (loss) to net
  cash provided from (used by) operating activities:
    Depreciation and amortization                       63.7      61.0      55.7
    Gain on sale of businesses                             -     (24.0)        -
    Restructuring charges                               57.6      26.9         -
    Reengineering and other related charges             11.4      13.9         -
    Adjustment of assets held for
      sale to fair value                               151.3      51.8         -
    Deferred income taxes                              (27.8)    (16.2)      4.1
    Postemployment benefits                             (2.0)      1.8       4.9
    Decrease (increase) in accounts receivable          46.5      (5.0)    (55.3)
    Decrease (increase) in inventories                  54.5    (103.9)    (33.5)
    Increase (decrease) in accounts payable            (25.5)      7.2         -
    Payments against restructuring
      and reengineering reserves                       (17.6)    (19.4)    (14.0)
    Increase (decrease) in current
      liabilities and other                             43.2     (23.0)      2.7
                                                      ------    ------    ------
    NET CASH PROVIDED FROM (USED BY)
      OPERATING ACTIVITIES                             149.0     (34.7)     24.3

CASH PROVIDED FROM (USED BY) INVESTING ACTIVITIES
-------------------------------------------------
Expenditures for property, plant and equipment
  and other long-term assets                           (54.2)    (78.5)    (74.9)
Acquisitions of businesses                               (.3)    (72.1)    (58.3)
Payments for rationalization of acquired businesses        -      (7.3)    (24.5)
Proceeds from sales of businesses                       42.0      48.5         -
Other                                                      -         -       (.8)
                                                      ------    ------    ------
    NET CASH USED BY INVESTING ACTIVITIES              (12.5)   (109.4)   (158.5)

CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES
-------------------------------------------------
Issuance of common stock                                  .6        .2     196.8
Repurchase of common stock                                 -      (9.0)    (10.6)
Proceeds from issuance of long-term debt                   -     166.2     157.8
Principal payments on long-term debt                   (29.4)    (24.9)   (203.7)
Increase (decrease) in short-term debt                 (61.4)     33.7      14.8
Dividends                                              (26.9)    (27.3)    (27.7)
Other                                                   (5.7)      (.4)     (2.0)
                                                      ------    ------    ------
    NET CASH PROVIDED FROM (USED BY)
      FINANCING ACTIVITIES                            (122.8)    138.5     125.4
                                                      ------    ------    ------
    INCREASE (DECREASE) IN CASH AND EQUIVALENTS         13.7      (5.6)     (8.8)
Cash and equivalents at beginning of year               19.4      25.0      33.8
                                                      ------    ------    ------
    CASH AND EQUIVALENTS AT END OF YEAR              $  33.1   $  19.4   $  25.0
                                                      ======    ======    ======


See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------

(Millions of Dollars)
                              Series C  Unearned                            Currency
                    Series D    ESOP     ESOP           Additional Retained Transla-
                    Preferred Preferred Compen-  Common  Paid-In   Earnings tion and
                      Stock     Stock   sation   Stock   Capital   (Deficit) Other    Total
                    --------- --------- -------- ------ ---------- -------- -------- -------
BALANCE AT
  JANUARY 1, 1994
  (as originally
  reported)          $ 76.6    $ 60.2   $(44.6)  $147.5   $117.2   $  46.4   $(32.2) $371.1
-------------------
Cumulative effect of
  restatement (see
  Note 18)                                                            (5.1)            (5.1)
                     ------    ------   ------   ------   ------   -------   ------  ------
BALANCE AT
  JANUARY 1, 1994
  (as restated)      $ 76.6    $ 60.2   $(44.6)  $147.5   $117.2   $  41.3   $(32.2) $366.0
Net earnings (as
  restated)                                                            59.7            59.7
Issuance of
  common stock                                     28.8    162.5                      191.3
Exercise of
  stock options                                     1.6      6.1                        7.7
Repurchase of
  common stock                                     (3.0)    (9.6)                     (12.6)
Retirement of
  preferred stock                (1.1)                                                 (1.1)
Amortization of
  unearned ESOP
  compensation                             4.8                                   .2     5.0
Dividends                                                            (27.7)           (27.7)
Preferred dividend
  tax benefits                                               1.6                        1.6
Currency translation                                                           (6.3)   (6.3)
Pension adjustment                                                              4.9     4.9
                       -----    -----    -----    -----    -----    ------    -----   -----
BALANCE AT
  DECEMBER 31, 1994     76.6     59.1    (39.8)   174.9    277.8      73.3    (33.4)  588.5
-------------------
Net loss (as restated)                                                (5.8)            (5.8)
Net issuance of
  restricted shares                                 2.2      6.5               (7.7)    1.0
Exercise of
  stock options                                               .2                         .2
Repurchase of
  common stock                                     (1.9)    (5.3)                      (7.2)
Retirement of
  preferred stock                (2.3)                                                 (2.3)
Amortization of
  unearned ESOP
  compensation                             5.5                                          5.5
Dividends                                                            (27.3)           (27.3)
Preferred dividend
  tax benefits                                               1.6                        1.6
Currency translation                                                           (1.5)   (1.5)
Pension adjustment                                                             (2.4)   (2.4)
                       -----    -----    -----    -----    -----    ------    -----   -----
BALANCE AT
  DECEMBER 31, 1995     76.6     56.8    (34.3)   175.2    280.8      40.2   (45.0)   550.3
-------------------
Net loss (as restated)                                              (206.3)          (206.3)
Net issuance of
  restricted shares                                  .3       .9               (1.2)      -
Exercise of
  stock options                                      .2       .4                         .6
Retirement of
  preferred stock                (3.7)                                                 (3.7)
Amortization of
  unearned ESOP
  compensation                             5.9                                          5.9
Dividends                                                            (26.9)           (26.9)
Preferred dividend
  tax benefits                                               1.4                        1.4
Currency translation
  effect on assets
  held for sale                                                                20.1    20.1
Currency translation                                                          (24.4)  (24.4)
Pension adjustment                                                              1.5     1.5
                       -----    -----    -----    -----    -----    ------    -----   -----
BALANCE AT
  DECEMBER 31, 1996   $ 76.6   $ 53.1   $(28.4)  $175.7   $283.5   $(193.0)  $(49.0) $318.5
-------------------    =====    =====    =====    =====    =====    ======    =====  ======



See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.  ACCOUNTING POLICIES
    -------------------


Organization - Federal-Mogul Corporation's core business is providing value-added services for the global manufacture and distribution of non-discretionary parts to vehicular and industrial original equipment manufacturers and the vehicular replacement market.


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

At December 31, inventories consisted of the following:



     (Millions of Dollars)                     1996              1995
                                              ------            ------
     Finished products                        $417.0            $468.3
     Work-in-process                            28.0              34.1
     Raw materials                              20.0              28.6
                                               -----             -----
                                               465.0             531.0

     Reserve for inventory valuation           (48.0)            (25.2)
                                               -----             -----
                                              $417.0            $505.8
                                               =====             =====


Inventory quantity reductions resulting in liquidations of certain LIFO inventory layers and the reduction in international locations using the LIFO method increased net earnings by $3.1 million and $1.6 million ($.09 and $.04 per share) in 1996 and 1994, respectively. There was no effect on operations for 1995.


The company provides inventory valuation reserves for parts on hand which exceed anticipated demand and assesses these reserves on a quarterly basis.



Goodwill and Other Intangible Assets - Intangible assets, which result principally from acquisitions, consist of goodwill, trademarks and non-compete agreements, patents and other intangibles. Intangible assets are periodically reviewed for impairment based on an assessment of future cash flows, or fair value for assets held for sale, to ensure that they are appropriately valued. Intangible assets are amortized on a straight-line basis over their estimated useful lives, generally ranging from 7 to 40 years. Goodwill and other intangible assets reflected in the consolidated balance sheets are net of accumulated amortization of $18.7 million and $14.2 million for goodwill and $22.1 million and $16.9 million for other intangible assets at December 31, 1996 and 1995, respectively. Impairment charges recorded in 1996 and 1995 related solely to assets held for sale. Management believes that the remaining intangible assets, which relate only to the core manufacturing and distribution businesses, are not impaired, and the remaining amortization period is appropriate.



Revenue Recognition - The company recognizes revenue and returns from product sales and the related customer incentive and warranty expense when goods are shipped to the customer.


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


Exit costs for 1995 include efforts to consolidate and restructure selected operations primarily in the United States. The consolidation charge includes additional costs for certain replacement market and related facilities consolidated after the acquisition of SPX Corporation's Sealed Power Replacement aftermarket business.


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


During 1996, management designed and implemented a restructuring plan to aggressively improve the company's cost structure, streamline operations and divest the company of underperforming assets. As part of this plan, the company decided to sell 132 international retail operations, sell or restructure 30 wholesale international replacement operations and consolidate a North American manufacturing operation. The company expects to complete substantially all of these actions in 1997. The carrying value of the assets held for sale was reduced to fair value based on estimates of selling values less costs to sell. Selling values used to determine the fair value of assets held for sale were determined using market prices (i.e., valuation multiples) of comparable companies from recently consummated transactions.The carrying value of net assets held for sale as of December 31, 1996 was $107 million which includes $38 million of accounts receivable, $88 million of inventory, $29 million of accounts payable, $1 million of net other current assets and liabilities, and $11 million of noncurrent assets. In accordance with SFAS 121, the carrying value of long-lived assets held for sale will not be amortized or depreciated in subsequent periods. The resulting adjustment of $148.5 million to reduce assets held for sale to fair value was recorded in the fourth quarter of 1996. Net sales for businesses to be disposed of approximated
$234 million, $214 million and $129 million in 1996, 1995 and 1994, respectively.

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

5.  CHANGES IN ACCOUNTING ESTIMATES
    -------------------------------


During the third and fourth quarters of 1996, the company made certain changes in accounting estimates totaling $51 million ($34 million after tax, $.97 per share) due to 1996 events and new information becoming available. The changes in accounting estimates included increasing the provision for customer incentive programs and related sales initiatives by $18 million, increasing the provision for excess and obsolete inventory by $13 million, increasing the provision for bad debts by $3 million, increasing the provision for environmental and legal matters by $9 million and increasing various other provisions by approximately $8 million.


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


The company does not generally require collateral for its trade accounts receivable. The allowance for doubtful accounts of $16.3 million and $18.7 million at December 31, 1996 and 1995 is based upon the expected collectibility of all trade accounts receivable, including those sold.


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


Total rental expense under operating leases was $33.8 million in 1996, $34.0 million in 1995 and $25.7 million in 1994, exclusive of property taxes, insurance and other occupancy costs generally payable by the company.

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


The weighted average interest rate for the company's short-term debt was 7.9% and 9.5% as of December 31, 1996 and 1995, respectively. Excluding the revolving credit facility which was classified as a current liability at December 31, 1996 and as a long-term liability at December 31, 1995, the weighted average interest rate for short-term debt increased to 10.9% at December 31, 1996 from 9.5% at December 31, 1995. The interest rate on the revolving credit facility at December 31, 1996 and 1995 was 6.1% and 6.2%, respectively.


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



ESOP shares are released as principal and interest on the debt is paid.
The ESOP Trust uses the preferred dividends not allocated to employees to make principal and interest payments on the debt. Compensation expense is measured based on the fair value of shares committed to be released to employees. Dividends on ESOP shares are treated as a reduction of retained earnings in the period declared. The number of allocated shares and suspense shares held by the ESOP were 504,435 and 331,463 at December 31, 1996, and 486,663 and 403,058 at December 31, 1995, respectively. There were no committed-to-be-released shares at December 31, 1996 and December 31, 1995. Any repurchase of the ESOP shares is strictly at the option of the company.


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
                                     ====         ====         ====

The following schedule reconciles the funded status of the company's postretirement benefit plans to the amounts recorded in the company's balance sheets as of December 31:




     (Millions of Dollars)                         1996         1995
                                                 --------     --------
     Accumulated postretirement
       benefit obligations (APBO):
         Retirees                                 $103.9       $ 94.3
         Active plan participants                   46.9         48.7
                                                   -----        -----
                                                   150.8        143.0
     Unrecognized net gain (loss)                   (1.4)         7.6
     Unrecognized prior service cost                 4.1          4.5
                                                   -----        -----
     Accrued postretirement benefits liability    $153.5       $155.1
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

14.  INCOME TAXES
     ------------

Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of earnings (loss) before income taxes consisted of the following:



     (Millions of Dollars)              1996        1995        1994
                                      --------    --------    --------
     Domestic                         $ (88.3)    $   7.9     $  90.5
     International                     (140.4)      (11.2)        1.0
                                      --------    --------    --------
                                      $(228.7)    $  (3.3)    $  91.5
                                      ========    ========    ========



Significant components of the provision for income taxes (tax benefit) are as follows:




     (Millions of Dollars)              1996        1995        1994
                                      --------    --------    --------
     Current:
       Federal                         $ (4.0)     $ 12.7      $ 15.4
       State and local                    2.3         1.2         2.1
       International                      6.3         9.3         5.2
                                        -----       -----       -----
         Total current                    4.6        23.2        22.7

     Deferred:
       Federal                          (25.2)       (9.0)       14.7
       State and local                   (1.8)        (.9)         .8
       International                        -       (10.8)       (6.4)
                                        -----       -----       -----
         Total deferred                 (27.0)      (20.7)        9.1
                                        -----       -----       -----
                                       $(22.4)     $  2.5      $ 31.8
                                        =====       =====       =====


The reconciliation of income taxes (tax benefits) computed at the United States federal statutory tax rate to income tax expense (benefit) is:




     (Millions of Dollars)              1996        1995        1994
                                      --------    --------    --------
     Income taxes (tax benefits) at
       United States statutory rate    $(80.1)     $ (1.1)     $ 32.0
     Tax effect from:
       Tax credits, state income
         taxes and other                  1.8        (2.3)       (2.4)
       Losses on international
         operations without tax
         benefits and foreign
         tax rate differences            55.9         5.9         2.2
                                        -----       -----       -----
                                       $(22.4)     $  2.5      $ 31.8
                                        =====       =====       =====


The following table summarizes the company's total provision for income taxes/ (tax benefits):




     (Millions of Dollars)              1996        1995        1994
                                      --------    --------    --------
     Income tax expense (benefit)      $(22.4)     $  2.5      $ 31.8
     Allocated to equity:
       Currency translation              (4.9)        5.3         3.6
       Preferred dividends               (1.5)       (1.6)       (1.6)
       Investment securities               .8           -           -
       Other                               .7          .8          .6
                                        -----       -----       -----
                                       $(27.3)     $  7.0      $ 34.4
                                        =====       =====       =====


Significant components of the company's deferred tax assets and liabilities as of December 31 are as follows:




     (Millions of Dollars)                     1996        1995
                                             --------    --------
     Deferred tax assets:
       Postretirement benefits                $ 57.2      $ 58.5
       Net operating loss carryforwards
         of international subsidiaries          68.1        56.0
       Loss on foreign investment               49.0           -
       Restructuring costs                       8.3           -
       Inventory basis                          12.0         5.3
       Allowance for doubtful accounts           7.0         4.2
       Other temporary differences              27.6        16.2
                                               -----       -----
         Total deferred tax assets             229.2       140.2
       Valuation allowance for
         deferred tax assets                   (89.4)      (23.7)
                                               -----       -----
         Net deferred tax assets               139.8       116.5
                                               -----       -----
    Deferred tax liabilities:
      Fixed asset basis differences            (55.0)      (62.3)
      Pension                                  (12.4)      (10.9)
      Restructuring costs                          -        (2.8)
                                               -----       -----
         Total deferred tax liabilities        (67.4)      (76.0)
                                               -----       -----
                                              $ 72.4      $ 40.5
                                               =====       =====



Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:




     (Millions of Dollars)                          1996       1995
                                                  --------   --------
     Assets:
       Prepaid expenses and income tax benefits    $ 54.6     $ 34.9
       Business investments and other assets         21.9        6.2
     Liabilities:
       Other current accrued liabilities             (3.6)         -
       Other long-term accrued liabilities            (.5)       (.6)
                                                    -----      -----
                                                   $ 72.4     $ 40.5
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

15.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA
     --------------------------------------------------


The company is a global manufacturer and distributor of a broad range of non-discretionary parts, primarily vehicular components for automobiles, light trucks, heavy duty trucks and farm and construction vehicles and industrial products. The company sells parts to original equipment manufacturers, principally the major automotive manufacturers in the United States and Europe. Through its worldwide distribution network, the company sells replacement parts in the vehicular replacement market. All of these activities constitute a single business segment. Canadian operations are aggregated with the U.S. operations as they are not significant under the materiality thresholds of SFAS 14.


Financial information, summarized by geographic area, is as follows:




     (Millions of Dollars)                1996        1995        1994
                                        --------    --------    --------
     Net sales:
       United States and Canada         $1,224.7    $1,280.6    $1,334.5
       Europe                              436.0       382.8       285.3
       Other international                 372.0       336.4       269.7
                                         -------     -------     -------
                                        $2,032.7    $1,999.8    $1,889.5
                                         =======     =======     =======

     Operating earnings (loss):
       United States and Canada         $  (53.2)   $   57.5    $  119.6
       Europe                               11.8       (13.2)       (5.0)
       Other international                (112.8)       13.2        25.1
                                         -------     -------     -------
                                          (154.2)       57.5       139.7
       Corporate expenses and other        (27.7)      (27.8)      (26.6)
                                         -------     -------     -------
         Operating earnings (loss)      $ (181.9)   $   29.7    $  113.1
                                         =======     =======     =======




     (Millions of Dollars)                1996        1995        1994
                                        --------    --------    --------
     Identifiable assets:
       United States and Canada         $  775.5    $  877.9    $  885.5
       Europe                              451.0       493.9       342.5
       Other international                 228.7       322.7       253.7
                                         -------     -------     -------
                                        $1,455.2    $1,710.1    $1,481.7
                                         =======     =======     =======



Transfers between geographic areas are not significant, and when made, are recorded at prices comparable to normal unaffiliated customer sales.

16.  LITIGATION AND ENVIRONMENTAL MATTERS
     ------------------------------------


The company is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The company is defending all such claims vigorously and believes that it has substantial defenses to liability and adequate insurance coverage for its defense costs. The company is also involved in various other legal actions and claims. While the outcome of litigation cannot be predicted with certainty, after consulting with the company's legal department, management believes that these matters will not have a material effect on the company's consolidated financial statements.


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

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     ------------------------------------




(Millions of Dollars,
Except Per Share Amounts)     FIRST    SECOND   THIRD<F1>   FOURTH<F2>   YEAR
<F5>                          -----    ------   -----       ------       ----

Year ended December 31, 1996:
  Net sales                   $522.9   $536.6   $492.4      $480.8       $2,032.7
  Gross margin                 113.2    117.5     83.2        58.3          372.2
  Net earnings (loss)           11.2     15.9    (12.6)     (220.8)        (206.3)
  Fully diluted earnings
    (loss) per share             .25      .36     (.41)      (6.34)         (6.12)

(Millions of Dollars,
Except Per Share Amounts)     FIRST   SECOND<F3> THIRD      FOURTH<F4>   YEAR
                              -----    ------   -----       ------       ----
Year ended December 31, 1995:
  Net sales                   $526.0   $506.7    $481.3     $485.8       $1,999.8
  Gross margin                 106.1    105.3      89.1       97.1          397.6
  Net earnings (loss)           14.6     13.9      10.6      (44.9)          (5.8)
  Fully diluted earnings
    (loss) per share             .34      .32       .24      (1.32)          (.42)


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

<F5>  The restated quarterly net earnings (loss) were greater (less) than amounts previously reported by $.6 million, $.1 million, $4.7 million, $(.6) million and $.4 million, $(.3) million, $(.4) million, and $4.2 million for the first, second, third and fourth quarters of 1996 and 1995, respectively. The restated earnings (loss) per share on a fully diluted basis were greater (less) than amounts previously reported $.02, no effect, $.15, $(.02), and $.01, $(.01), $(.01), $.12, for the
      first, second, third and fourth quarters of 1996 and 1995, respectively. See Note 18 Restatement.

18.  RESTATEMENT
     -----------



The company has restated the previously issued 1996, 1995 and 1994 financial statements for certain charges recorded in 1996. The restatement does not affect the company's balance sheet at December 31, 1996. The corrections primarily pertain to timing in the recognition of the provision for doubtful accounts and customer incentive programs, the recognition of vendor rebates and the recognition of certain federal income tax credits. The following summarizes the net effect of these adjustments in millions:




                                         1996        1995        1994
                                        --------    --------    --------
  Earnings (loss) before income taxes:
      As previously reported            $(249.3)    $(3.2)      $102.1
      As restated                        (228.7)     (3.3)        91.5

  Net earnings (loss):
      As previously reported             (211.1)     (9.7)        63.3
      As restated                        (206.3)     (5.8)        59.7

  Earnings (loss) per common share
    shareholder:
      As previously reported              (6.26)      (.53)        1.46
      As restated                         (6.12)      (.42)        1.21

  Retained earnings at December 31:
      As previously reported             (193.0)     45.0         82.0
      As restated                        (193.0)     40.2         73.3




In addition, previously reported retained earnings as of January 1, 1994 has been reduced by $5.1 million, which is net of applicable income taxes of $4.8 million, for the effect of similar items.


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


As discussed in Note 18 to the consolidated financial statements, the company has restated its previously issued 1996, 1995 and 1994 financial statements.


(Ernst & Young LLP)
Ernst & Young LLP

Detroit, Michigan
January 27, 1997

except for Note 18, as to which the date is August 18, 1997.

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



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------
FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
------------------------------------------
(In Millions)

         COLUMN A              COLUMN B           COLUMN C            COLUMN D    COLUMN E
-----------------------------  ---------  ------------------------  ------------  ---------
                                                  Additions
                                          ------------------------
                                Balance                 Charged to
                                  at        Charged       Other                    Balance
                               Beginning    to Costs    Accounts -  Deductions -   at End
        Description            of Period  and Expenses   Describe     Describe    of Period
-----------------------------  ---------  ------------  ----------  ------------  ---------

Year Ended December 31, 1996:
----------------------------
Valuation allowance
  for trade receivable           $18.7      $10.9        $   -        $13.3 <F1>    $16.3
Valuation allowance
  for notes receivable              .5          -            -            -            .5
Reserve for
  inventory valuation             25.2       22.8 <F8>       -            -          48.0
Valuation allowance
  for deferred tax assets         23.7       65.7 <F7>       -            -          89.4

Year Ended December 31, 1995:
----------------------------
Valuation allowance
  for trade receivable            17.1        6.7           .4 <F2>     5.5 <F1>     18.7
Valuation allowance
  for notes receivable              .7          -            -           .2 <F3>       .5
Reserve for
  inventory valuation             25.7         .7          5.3 <F2>     6.5 <F5>     25.2
Valuation allowance
  for deferred tax assets         20.9        2.8            -            -          23.7

Year Ended December 31, 1994:
----------------------------
Valuation allowance
  for trade receivable            15.5        5.0          3.2 <F2>     6.6 <F1>     17.1
Valuation allowance for
  notes receivable                  .7          -            -            -            .7
Reserve for
  inventory valuation             28.9          -          6.3 <F2>     3.4 <F4>     25.7
                                                                        6.1 <F5>
Valuation allowance
  for deferred tax assets         21.0          -            -          (.1)<F6>     20.9


<F1>  Uncollectible accounts charged off net of recoveries.

<F2>  Increase to reserve due to acquisition of automotive replacement businesses.

<F3>  Decrease to reserve due to change in market value of note.

<F4>  Reduction of automotive replacement businesses' reserves to current requirements.

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

         10.5* Form of Executive Severance Agreement between the company and certain executive officers. (Filed herewith.)**

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

         10.23* Employment Agreement, dated as of December 1, 1996, between the company and R.A. Snell. (Filed herewith.)**

         10.24* Severance Agreement, dated as of December 27, 1996, between the company and D.J. Gormley. (Filed herewith.)**

         10.25* Severance Agreement, dated as of December 1, 1996, between the company and W.G. Smith. (Filed herewith.)**

         11 Statement Re Computation of Per Share Earnings. (Filed herewith.)

         21      Subsidiaries. (Filed herewith.)**

         23.1    Consent of Ernst & Young LLP. (Filed herewith.)



         23.2    Consent of Nancy S. Shilts, Esq. (Filed herewith.)


         24      Power of Attorney. (Filed herewith.)**

         27      Restated Financial Data Schedule. (Filed herewith.)


     * Denotes management contract or compensatory plan or arrangement.

    ** No revisions were made to these exhibits. They are included in the company's previous submission on Form 10-K for the year ended December 31, 1996.


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

                                   FEDERAL-MOGUL CORPORATION


                                   By:    (Thomas W. Ryan)
                                      -------------------------------
                                           Thomas W. Ryan
                                           Senior Vice President and
                                           Chief Financial Officer

Dated: August 18, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and as of August 18, 1997.


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