Form 10-Q/A
period 1997-03-31
FEDERAL MOGUL CORP
filed 1997-08-19
CIK 34879

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-Q/A

                                   AMENDMENT NO. 1

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

THIS AMENDMENT IS BEING FILED FOR PURPOSES OF AN EXHIBIT ONLY.

PART II - OTHER INFORMATION
---------------------------
Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  Exhibits:

              10.1* Federal-Mogul Corporation 1997 Long-Term Incentive Plan, as adopted by the shareholders of the company on April 23, 1997. (Filed herewith.)***

              10.2* Executive Severance Agreement, dated as of February 21, 1997, between the company and Thomas W. VanHimbergen. (Filed herewith.)***

              10.3 Third Amendment, dated as of January 13, 1997, to Revolving Credit and Competitive Advance Facility Agreement, dated as of June 30, 1994, among the company, various banks, and The Chase Manhattan Bank (formerly Chemical Bank), as Administrative Agent. (Filed herewith.)***

              10.4 Form of Amended and Restated Pooling and Servicing Agreement ("Pooling and Servicing Agreement") among Federal-Mogul Funding Corporation ("FMFC"), as Seller, the company, as Servicer, and The Chase Manhattan Bank, as trustee. (Filed herewith.)***

              10.5** Form of Series 1997-1 Supplement to the Pooling and
                     Servicing Agreement.  (Filed herewith.)

              10.6 Form of Amended and Restated Receivables Purchase Agreement between the company and FMFC. (Filed herewith.)***

              10.7 Form of Certificate Purchase Agreement among FMFC as Seller, Falcon Asset Securitization Corporation, as Purchaser, The Liquidity Providers Named Therein, as Liquidity Providers, and The First National Bank of Chicago, as Program Agent. (Filed herewith.)***

              11.1   Statement Re:  Computation of Per Share Earnings.
                     (Filed herewith.)***
                     ---------------------
                      *Denotes management contract of compensatory plan or
                       arrangement.
                     **Confidential treatment has been requested for portions
                       of this exhibit.

                    ***No revisions were made to these exhibits.  They
                       are included in the company's previous submission on Form 10-Q for the quarter ended March 31, 1997.

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

                               SIGNATURES



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




Dated:  August 19, 1997