Form 10-Q
period 1997-09-30
FEDERAL MOGUL CORP
filed 1997-11-12
CIK 34879

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC  20549

                                       FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                          OF THE SECURITIES EXCHANGE ACT OF 1934


For the Period Ended                 September 30, 1997
                       --------------------------------------------

Commission File Number                     1-1511
                       --------------------------------------------

                          FEDERAL-MOGUL CORPORATION
      -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Michigan                                   38-0533580
-------------------------                --------------------------
(State or other jurisdiction of          (I.R.S. Employer I.D. No.)
incorporation or organization)

  26555 Northwestern Highway, Southfield, Michigan      48034
-----------------------------------------------------------------
     Address of principal executive offices)         (Zip Code)

                        (248) 354-7700
------------------------------------------------------------------
        (Registrant's telephone number, including area code)

                           Not Applicable
------------------------------------------------------------------
        (Former name, former address and former fiscal year,
                     if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to suchfiling requirements for the past 90 days.

               Yes        X                 No
                  ----------------            -----------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latestpracticable date:

            Common Stock - 40,194,443 shares as of November 7, 1997

                       FORWARD-LOOKING STATEMENTS


INFORMATION CONTAINED OR INCORPORATED IN THIS QUARTERLY REPORT ON
FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE NOT HISTORICAL FACTS AND WHICH INVOLVE CERTAIN RISKSAND UNCERTAINTIES AND, ACCORDINGLY, ACTUAL RESULTS EVENTS AND PERFORMANCE COULD DIFFER MATERIALLY FROM
THOSE CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

                                Three Months Ended         Nine Months Ended
                                   September 30              September 30
                               --------------------     ----------------------
                                        (As Restated)             (As Restated)
                                 1997        1996          1997        1996
                               --------    --------     ----------  ----------
                               (Millions of Dollars, Except Per Share Amounts)

Net sales                      $  424.2    $  492.4     $1,391.6    $1,551.9
Cost of products sold             321.4       409.2      1,061.4     1,238.0
                                -------     -------      -------     -------
   Gross margin                   102.8        83.2        330.2       313.9

Selling, general and
   administrative expenses         74.0        79.7        225.9       243.7
Adjustment of assets held
   for sale to fair value             -         6.4            -         6.4
Reengineering, severance
   and other related charges          -         5.6            -         5.6
Interest expense                    6.5        11.0         25.3        32.8
Interest income                    (2.4)        (.6)        (4.2)       (2.1)
International currency
   exchange losses                    -          .7            -         3.0
Other, net                         (2.9)         .3         (1.3)        1.4
                                -------     -------      -------     -------
   Earnings (Loss) Before
      Income Taxes and
      Extraordinary Item           27.6       (19.9)        84.5        23.1

Income taxes                       10.2        (7.3)        24.7         8.6
                                -------     -------      -------     -------
   Net Earnings (Loss) Before
      Extraordinary Item           17.4       (12.6)        59.8        14.5

Extraordinary item - loss on
   early retirement of debt,
   net of applicable income
   tax benefit                        -           -          2.6           -
                                -------     -------      -------     -------
   Net Earnings (Loss)             17.4       (12.6)        57.2        14.5

Preferred stock dividends,
   net of tax benefits               .6         2.2          4.9         6.6
                                -------     -------      -------     -------
   Net Earnings (Loss)
    Available for Common
    Shares                     $   16.8    $  (14.8)    $   52.3    $    7.9
                                =======     =======      =======     =======

Earnings (Loss) Per Common
 Share
   Primary
      Income (loss) before
         extraordinary item       $ .45       $(.41)       $1.52       $ .23
      Extraordinary item -
         loss on early
         retirement of debt,
         net of applicable
         income tax benefit           -           -         (.07)          -
                                   ----        ----         ----        ----
      Net Earnings (Loss)         $ .45       $(.41)       $1.45       $ .23
                                   ====        ====         ====        ====
   Fully Diluted
      Income (loss) before
         extraordinary item       $ .40       $(.41)       $1.39       $ .23
      Extraordinary item -
         loss on early
         retirement of debt,
         net of applicable
         income tax benefit           -           -         (.06)          -
                                   ----        ----         ----        ----
      Net Earnings (Loss)         $ .40       $(.41)       $1.33       $ .23
                                   ====        ====         ====        ====

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Millions of Dollars)

                                                   September 30    December 31,
                                                       1997            1996
                                                   ------------    ------------
                                                   (Unaudited)


Assets
Current Assets:
   Cash and equivalents                              $   20.5        $   33.1
   Accounts receivable (net of allowance for
      doubtful accounts of $17.1 million and
      $16.3 million)                                    239.4           231.3
   Inventories                                          291.9           417.0
   Prepaid expenses and income tax benefits              92.5            81.5
                                                      -------         -------
      Total Current Assets                              644.3           762.9

Property, Plant and Equipment                           312.8           350.3
Goodwill                                                146.3           154.0
Other Intangible Assets                                  60.7            63.1
Business Investments and Other Assets                   133.0           124.9
                                                      -------         -------
      Total Assets                                   $1,297.1        $1,455.2
                                                      =======         =======

Liabilities and Shareholders' Equity

Current Liabilities:
   Short-term debt                                   $   42.1        $  280.1
   Accounts payable                                     123.0           142.7
   Accrued compensation                                  45.9            37.6
   Other accrued liabilities                            192.4           203.4
                                                      -------         -------
      Total Current Liabilities                         403.4           663.8

Long-Term Debt                                          278.5           209.6
Postemployment Benefits                                 199.3           207.1
Other Accrued Liabilities                                67.9            56.2
                                                      -------         -------
      Total Liabilities                                 949.1         1,136.7

Shareholders' Equity:
   Series D preferred stock                                 -            76.6
   Series C ESOP preferred stock                         49.7            53.1
   Unearned ESOP compensation                           (25.1)          (28.4)
   Common stock                                         200.3           175.7
   Additional paid-in capital                           350.7           283.5
   Accumulated deficit                                 (154.6)         (193.0)
   Currency translation and other                       (73.0)          (49.0)
                                                      -------         -------
      Total Shareholders' Equity                        348.0           318.5
                                                      -------         -------
      Total Liabilities and Shareholders' Equity     $1,297.1        $1,455.2
                                                      =======         =======

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                             Nine Months Ended
                                                               September 30
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
                                                           (Millions of Dollars)

Cash Provided From (Used By) Operating Activities
   Net earnings                                             $ 57.2     $ 14.5
   Adjustments to reconcile net earnings to net cash
      provided from operating activities
         Depreciation and amortization                        40.7       46.4
         Deferred income taxes                                 5.3        (.7)
         Postemployment benefits                               1.1        1.8
         (Increase) decrease in accounts receivable          (51.2)       8.3
         Decrease in inventories                              48.2       33.3
         Increase (decrease) in accounts payable               1.1      (12.4)
         Increase in current liabilities and other            34.9       30.2
         Adjustment of assets held for sale to fair value        -        6.4
         Reengineering, severance and other related charges      -        5.6
         Loss on early retirement of debt                      4.1          -
         Payments against restructuring
            and reengineering reserves                       (15.9)     (13.2)
                                                             -----      -----
      Net Cash Provided From Operating Activities            125.5      120.2

Cash Provided From (Used By) Investing Activities
   Expenditures for property, plant and equipment            (29.9)     (34.7)
   Proceeds from sale of business investments                 78.7       11.0
   Purchases of business investments                             -        (.3)
                                                             -----      -----
      Net Cash Provided From (Used By) Investing Activities   48.8      (24.0)

Cash Provided From (Used By) Financing Activities
   Issuance of common stock                                   12.0         .4
   Fees for early retirement of debt                          (4.1)         -
   Fees related to issuance of debt                           (9.4)         -
   Net decrease in debt                                     (163.6)     (57.6)
   Dividends                                                 (18.2)     (19.4)
   Other                                                      (3.6)      (3.4)
                                                             -----      -----
      Net Cash Used By Financing Activities                 (186.9)     (80.0)
                                                             -----      -----

      Increase (Decrease) in Cash and Equivalents            (12.6)      16.2

Cash and Equivalents at Beginning of Period                   33.1       19.4
                                                             -----      -----

      Cash and Equivalents at End of Period                 $ 20.5     $ 35.6
                                                             =====      =====


See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 1997


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1996.

2.   EARNINGS PER COMMON SHARE

The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earnings per share additionally assumes the conversion of outstanding Series C ESOP and Series D preferred stock and the contingent issuance of common stock to satisfy the Series C ESOP preferred stock redemption price guarantee when their effect is dilutive. The number of contingent shares used in the fully diluted calculation is based on the market price of the common stock on September 30, 1997 and the number of preferred shares held by the Employee Stock Ownership Plan (ESOP) that were allocated to participants'accounts as of September 30 of each of the respective years.

The primary weighted average number of common and equivalent shares outstanding (in thousands) was 37,490 and 36,050 for the three- and nine-month periods ended September 30, 1997, and 35,097 and 35,088 for the three- and nine-month periods ended September 30, 1996. The fully diluted weighted average number of common and equivalent shares outstanding (in thousands) was 42,016 and 41,839 for the three- and nine-month periods ended September 30, 1997, and 35,097 and 35,122 for the three- and nine-month periods ended September 30, 1996, respectively.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS No. 128 would not materially impact the results of the earnings per share calculation for the three months and the nine months ended September 30, 1997 and 1996 and is not expected to materially impact the results of the earnings per share calculation for the year ended December 31, 1997.

Quarterly dividends of $.12 per common share were declared for both the first, second and third quarters of 1997 and 1996.

3.  INVENTORIES

At September 30, 1997 and December 31, 1996, inventories consisted of the following:

                                            1997            1996
                                           ------          ------

          Finished products                $274.9          $417.0
          Work-in-process                    21.1            28.0
          Raw materials                      15.3            20.0
                                            -----           -----
                                            311.3           465.0
          Reserve for inventory valuation   (19.4)          (48.0)
                                            -----           -----
                                           $291.9          $417.0
                                            =====           =====

The $28.6 million decrease in the reserve for inventory valuation resulted primarily from the Company's initiative to dispose of slow moving and obsolete inventory that was fully reserved and the sales of certain international retail and wholesale businesses. As such, the reduction in the inventory reserves related to this initiative did not affect the Company's 1997 earnings.

4.   DEBT

In June 1997, the Company entered into a new $350 million multicurrency revolving credit facility agreement with a consortium of international banks which matures in June 2002. This new agreement replaces the exiting U.S. and European revolving credit facilities and has similar pricing terms. The revolving credit facility contains restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of September 30, 1997, there were no borrowings outstanding against the revolving credit facility.

In April 1997, the Company issued $125 million of 10-year 8.8% senior notes.

5.   ADJUSTMENT OF ASSETS HELD FOR SALE

The Company received $78.7 million in cash for businesses sold in the first nine months of 1997, while the purchasers assumed certain liabilities. The results of operations have been included in the Company's consolidated statements of earnings through the date of sale for the following transactions.

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

The Company continually reviews and updates its impairment reserves related to the divestiture of its remaining retail/wholesale replacement operations and adjusts the reserve components to approximate the net fair value of its remaining businesses held for sale. There has been no net effect on the 1997 statement of earnings related to the above events.

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

8.  REDEMPTION OF SERIES D CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

On August 8, 1997, the Company announced its call for the redemption of all its outstanding $3.875 Series D Convertible Exchangeable Preferred Stock. Upon calling for redemption, these preferred stockholders elected to convert each preferred share into 2.778 shares of common stock. On August 28, 1997, the Company issued 4.4 million shares of common stock in exchange for all of the outstanding Series D convertible exchangeable preferred stock.

9.  RESTATEMENT

In August 1997, the Company filed a Form 10-K/A which restated the previously issued 1996 financial statements for certain charges recorded in 1996. The restatement did not affect the Company's balance sheet at December 31, 1996. The corrections primarily pertained to timing in the recognition of the provision for doubtful accounts and customer incentive programs, the recognition of vendor rebates and the recognition of certain federal income tax credits. The following summarizes the net effect of these adjustments on the three and nine-month periods ended September 30, 1996, in millions:

                                                Three Months    Nine Months
                                                    Ended           Ended
                                                September 30    September 30
                                                    1996            1996
                                                ------------    ------------

   Earnings (loss) before income taxes:
      As previously reported                       $ (27.4)         $ 14.4
      As restated                                    (19.9)           23.1
   Net earnings (loss):
      As previously reported                         (17.3)            9.1
      As restated                                    (12.6)           14.5
   Earnings (loss) per common share:
      As previously reported                          (.56)            .07
      As restated                                     (.41)            .23
   Accumulated deficit at December 31, 1996:
      As previously reported                        (193.0)         (193.0)
      As restated                                   (193.0)         (193.0)

10.  SUBSEQUENT EVENT

T&N Offer:

On October 16, 1997, the Company announced it had made a cash offer to acquire all the outstanding common stock of T&N plc for 260 pence per share. The offer values T&N's share capital at $2.4 billion. In addition, the Company will assume the debt of T&N at closing. The Company will finance the acquisition through a committed bank facility from Chase Manhattan Bank. The Company's intention is to put in place a permanent capital structure of a combination of equity and debt financing.

The offer is subject to various conditions customary in the United Kingdom, including acceptances of the offer by T&N shareholders and the receipt of all applicable regulatory approvals in the United States and Europe. As part of the acquisition process, certain financing, professional and other related fees have been and will continue to be incurred in 1997. These fees have been capitalized as incurred and will be accounted for as direct acquisition or financing costs once the transaction closes. Management fully expects the acquisition to close, however, in the event the acquisition is not completed, these fees would be charged to expense and would materially impact net earnings at that time. The Company may elect to accelerate payment of certain portions of the bank facility which would result in an extraordinary charge due to the write-off of the financing cost associated with the early retirement of debt.

In addition, as part of financing the acquisition, the Company purchased for $28.1 million a foreign currency option with a notional amount of $2.5 billion to cap the effect of potential unfavorable fluctuations in the British pound/ U.S. dollar exchange rate. The cost of the option and its change in fair value will be reflected in the results of operations in the fourth quarter of 1997. The option's fair value will exceed its cost if the British pound to U.S. dollar exchange rate exceeds $1.667 at its expiration date in the first quarter of 1998. At closing on November 10, 1997, the British pound to U.S. dollar exchange rate was $1.697.

Restricted Stock:

In October 1997, the Company met certain share price performance criteria under the 1989 Long-Term Incentive Plan which resulted in the recognition of $5.4 million in compensation expense related to vesting of restricted stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES

Sales for the third quarter of 1997 were $424.2 million compared to $492.4 million in the same 1996 quarter. North American original equipment sales were $108.4 million in the third quarter of 1997 compared to $110.9 million in 1996. Excluding the electrical products and ball bearing operation divestitures, North American original equipment sales were up 13.8% largely due to continued strong sealing systems and engine bearing product demand. International original equipment sales decreased 28.0% to $37.2 million from $51.7 million in the same 1996 quarter. Excluding the sale of the heavy wall bearing operations in Germany and Brazil and foreign currency effects, International original equipment sales increased 13.2% primarily due to continued strong sputter bearing demand. North American replacement sales decreased 2.3% to $177.2 million from $181.3 million in the third quarter of 1996. The decrease was attributable to continued weak demand in engine products. International replacement third quarter 1997 sales were $101.4 million compared to $148.5 million for the third quarter of 1996. Excluding the effects of exchange and the divestitures in Turkey, Australia and South Africa, International replacement sales were up 6.0%. The increase is primarily due to increased demand of suspension and anti-friction bearings in Mexico.

COST OF PRODUCTS SOLD

Cost of products sold as a percent of net sales decreased to 75.8% for the third quarter of 1997 from 83.1% for the third quarter of 1996. The decrease in cost of products sold as a percent of net sales is attributable to changes in accounting estimates related to sales incentive programs and obsolete inventory in the third quarter of 1996 as well as productivity improvements, cost controls and streamlined operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

While declining to $74.0 million, selling, general and administrative expenses as a percent of net sales increased to 17.4% for the third quarter of 1997 compared to 16.2% for the same 1996 period. The increase is attributable to additional incentive compensation expense of $1.6 million and compensation expense related to the vesting of restricted stock of $3.1 million, both due to improved Company performance.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 1996

NET SALES

Sales for the nine-month period ended September 30, 1997 were $1,391.6 million compared to $1,551.9 million for the same 1996 period. North American original equipment sales were $337.7 million for the nine-month period ended September 30, 1997 compared to $341.8 million in 1996. Excluding the electrical products and ball bearing operation divestitures, North American original equipment sales were up 15.8% largely due to strong sealing system product demand. International original equipment sales decreased 24.1% to $126.2 million for the nine-month period ended September 30, 1997 from $166.2 million in the same 1996 period. Excluding the sale of the heavy wall bearing operations in Germany and Brazil and foreign currency effects, International original equipment sales increased 8.9%. North American replacement sales decreased 6.8% to $549.2 million from $589.0 million for the nine-month period ended September 30, 1996. The decrease was attributable to softness in the North American replacement market, particularly in engine and chassis products. International replacement sales for the nine-month period ended September
30, 1997 were $378.5 million compared to $454.9 million for the same 1996 period. Excluding the effects of exchange and the divestitures in Turkey, Australia and South Africa, International replacement sales were up 5.8%.

COST OF PRODUCTS SOLD

Cost of products sold as a percent of net sales decreased to 76.3% for the nine-month period ended September 30, 1997 from 79.8% for the same 1996 period. The decrease in cost of products sold as a percent of net sales is attributable to changes in estimates of sales in incentive programs and obsolete inventory in the third quarter as well as productivity improvements, cost controls and streamlined operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

While declining to $225.9 million, selling, general and administrative expenses as a percent of net sales increased to 16.2% for the nine-month period ended September 30, 1997 compared to 15.7% for the same 1996 period. The increase is primarily attributable to additional incentive compensation expense of $1.6 million and compensation expense related to vesting of restricted stock of $3.1 million, both due to improved Company performance.

ADJUSTMENT OF ASSETS HELD FOR SALE

The Company received $78.7 million in cash for businesses sold in the first nine months of 1997, while the purchasers assumed certain liabilities. The results of operations have been included in the Company's consolidated statements of earnings through the date of sale for the following transactions.

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

The Company continually reviews and updates its impairment reserves related to the divestiture of its remaining retail/wholesale replacement operations and adjusts the reserve components to approximate the net fair value of its remaining businesses held for sale. There has been no net effect on the 1997 statement of earnings related to the above events.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations of $125.5 million for the nine-month period ended  September 30, 1997 increased 4.4% from $120.2 million for the same 1996
period.   The increase in cash flow from operations is due to increased earnings combined with decreased inventory levels. Inventory reduction increased over the 1996 period due to a decrease in lead times and lot sizes and an increase in fill rates in the North American replacement business as well as reductions in inventory in the international replacement business. The increase in accounts receivable is primarily due to $32 million of payments on the accounts receivable securitization.

Cash flow from investing activities of $48.8 million for the nine-month period ended September 30, 1997 includes $78.7 million of proceeds from the sales of the heavy wall bearing division in Germany and Brazil, and 64 retail stores and 17 warehouse locations in Turkey, Australia and South Africa. Cash flow from investing activities also includes capital expenditures of $29.9 million for property, plant and equipment and equipment to implement process improvements, information technology and new product introductions.

Cash flow used by financing activities of $186.9 million for the nine-month period ended September 30, 1997 reflects a reduction in borrowings of $163.6 million. The cash used to reduce borrowings was primarily generated from operations and proceeds from the sales of businesses noted above. In April 1997, the Company issued $125 million of 10-year 8.8% senior notes. Proceeds from the senior notes were used to pay down the revolving credit
facility.   Also during the nine-month period ended September 30, 1997, the
Company retired  $64.7 million in private placement debt using its revolving
credit facility.   This retirement eliminated 10% coupon debt and potentially restrictive covenants and will provide the Company greater financial flexibility. The early retirement of debt required a make-whole payment of $4.1 million which decreased cash from financing activities. Also in the first quarter of 1997, the Company entered into a new $100 million accounts receivable securitization program which replaced a similar agreement, and in the second quarter of 1997, the Company entered into a new 5-year $350 million revolving credit agreement which expires in June 2002.

On August 8, 1997, the Company announced its call for the redemption of all its outstanding $3.875 Series D Convertible Exchangeable Preferred Stock. Upon calling for redemption, these preferred stockholders elected to convert each preferred share into 2.778 shares of common stock. On August 28, 1997, the Company issued 4.4 million shares of common stock in exchange for all of the outstanding Series D convertible exchangeable preferred stock.

The Company believes that cash flow from operations, together with borrowings available under the Company's revolving credit facility, will continue to be sufficient to meet its ongoing working capital requirements.

RESTATEMENT

In August 1997, the Company filed a Form 10-K/A which restated the previously issued 1996 financial statements for certain charges recorded in 1996. The restatement did not affect the Company's balance sheet at December 31, 1996. The corrections primarily pertained to timing in the recognition of the provision for doubtful accounts and customer incentive programs, the recognition of vendor rebates and the recognition of certain federal income tax credits. The following summarizes the net effect of these adjustments on the three and nine-month periods ended September 30, 1996, in millions:

                                                 Three Months     Nine Months
                                                     Ended            Ended
                                                 September 30     September 30
                                                     1996             1996
                                                 ------------     ------------

   Net earnings (loss):
      As previously reported                       $ (17.3)          $  9.1
      As restated                                    (12.6)            14.5

SUBSEQUENT EVENT

T&N Offer:

On October 16, 1997, the Company announced it had made a cash offer to acquire all the outstanding common stock of T&N plc for 260 pence per share. The offer values T&N's share capital at $2.4 billion. In addition, the Company will assume the debt of T&N at closing. The Company will finance the acquisition through a committed bank facility from Chase Manhattan Bank. The Company's intention is to put in place a permanent capital structure of a combination of equity and debt financing.

The offer is subject to various conditions customary in the United Kingdom, including acceptances of the offer by T&N shareholders and the receipt of all applicable regulatory approvals in the United States and Europe. As part of the acquisition process, certain financing, professional and other related fees have been and will continue to be incurred in 1997. These fees have been capitalized as incurred and will be accounted for as direct acquisition or financing costs once the transaction closes. Management fully expects the acquisition to close, however, in the event the acquisition is not completed, these fees would be charged to expense and would materially impact net earnings at that time. The Company may elect to accelerate payment of certain portions of the bank facility which would result in an extraordinary charge due to the write-off of the financing cost associated with the early retirement of debt.

In addition, as part of financing the acquisition, the Company purchased for $28.1 million a foreign currency option with a notional amount of $2.5 billion to cap the effect of potential unfavorable fluctuations in the British pound/ U.S. dollar exchange rate. The cost of the option and its change in fair value will be reflected in the results of operations in the fourth quarter of 1997. The option's fair value will exceed its cost if the British pound to U.S. dollar exchange rate exceeds $1.667 at its expiration date in the first quarter of 1998. At closing on November 10, 1997, the British pound to U.S. dollar exchange rate was $1.697.

Restricted Stock:

In October 1997, the Company met certain share price performance criteria under the 1989 Long-Term Incentive Plan which resulted in the recognition of $5.4 million in compensation expense related to vesting of restricted stock.

PART II - OTHER INFORMATION
---------------------------
Item 1.  Legal Proceedings

         On August 30, 1995, Zeller Corporation, an auto parts supplier, filed a lawsuit against the Company and Neapco, Inc. in the United States District Court for the Northern District of Ohio, Western Division, seeking damages for alleged violations of federal antitrust laws and certain state laws. On June 25, 1996, the judge dismissed the federal antitrust law claims. Zeller has appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. After consulting with counsel for the Company, management believes that the case will be dismissed on appeal.

Item 5.  Other

         On October 16, 1997, Federal-Mogul and T&N plc announced they had agreed to the terms of a recommended cash offer by Federal-Mogul of 260 pence per share for the entire issued share capital of T&N. The offer values T&N's issued share capital at $2.4 billion. In addition, Federal-Mogul may or may not refinance the existing debt of T&N at closing. Federal-Mogul indicated that the acquisition of T&N would:

         - create a highly competitive Tier I automotive supplier worldwide;
         - expand its manufactured product portfolio to offer systems and modules;
         - enhance Federal-Mogul's position as a supplier of engine and transmission products worldwide;
         - reinforce Federal-Mogul's ability to provide a high quality service to both its original equipment and aftermarket customers;
         - extend Federal-Mogul's international reach and accelerate its worldwide aftermarket growth;
         - create an organization which builds on the strength of the leadership, expertise and working practices of both companies to further improve efficiencies.

         The Offer is subject to various conditions customary in the United Kingdom, including acceptances of the Offer by T&N shareholders and the receipt of all applicable regulatory approvals in the United States and in Europe.

         Federal-Mogul will fund the transaction through a bridge facility provided by The Chase Manhattan Bank. Federal-Mogul's intention is to put in place a permanent capital structure that reflects its financial goals. Permanent financing will be an appropriate combination of equity and debt.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              11.1 Statement Re Computation of Per Share Earnings for the three months ended September 30, 1997.

              11.2 Statement Re Computation of Per Share Earnings for the nine months ended September 30, 1997.

              27    Financial Data Schedule

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed by the Company during the three months ended September 30, 1997.


                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned, thereunto duly authorized.

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

Dated:  November 12, 1997