Form 10-K
period 1997-12-31
FEDERAL MOGUL CORP
filed 1998-03-05
CIK 34879

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER: 1-1511
                           -------------------------

                           FEDERAL-MOGUL CORPORATION
             (Exact name of Registrant as specified in its charter)

                                    MICHIGAN
                        (State or other jurisdiction of
                         incorporation or organization)

                           26555 NORTHWESTERN HIGHWAY
                              SOUTHFIELD, MICHIGAN
                    (Address of principal executive office)
                                   38-0533580
                       (IRS Employer Identification No.)

                                     48034
                                   (Zip Code)

       Registrant's telephone number including area code: (248) 354-7700

          Securities registered pursuant to Section 12(b) of the Act:

                              TITLE OF EACH CLASS
                           Common Stock and Rights to
                           Purchase Preferred Shares
                            NAME OF EACH EXCHANGE ON
                                WHICH REGISTERED
                            New York Stock Exchange
                           and Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,984,081,618 as of February 27, 1998 based on the reported last sale price as published for the New York Stock Exchange -- Composite Transactions for such date.

     The Registrant had 40,439,468 shares of common stock outstanding as of February 27, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 1998, are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Report.
================================================================================

                           FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS CONTAINED OR INCORPORATED IN THIS ANNUAL REPORT ON FORM 10-K, WHICH ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "ACT"). SUCH STATEMENTS ARE MADE IN GOOD FAITH BY FEDERAL-MOGUL PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE ACT. FORWARD-LOOKING STATEMENTS MAY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF FEDERAL-MOGUL TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE, WITHOUT LIMITATION, THOSE RELATING TO THE COMPLETION OF THE ACQUISITION OF T&N AND THE COMBINATION OF FEDERAL-MOGUL'S BUSINESS WITH THOSE OF T&N AND FEL-PRO AND THE ANTICIPATED SYNERGIES AND OPERATING EFFICIENCIES AND RESTRUCTURING CHARGES IN CONNECTION THEREWITH, CONDITIONS IN THE AUTOMOTIVE COMPONENTS INDUSTRY, CERTAIN GLOBAL AND REGIONAL ECONOMIC CONDITIONS AND OTHER FACTORS DETAILED HEREIN AND FROM TIME TO TIME IN THE DOCUMENTS INCORPORATED BY REFERENCE HEREIN. MOREOVER, FEDERAL-MOGUL'S PLANS, OBJECTIVES AND INTENTIONS ARE SUBJECT TO CHANGE BASED ON THESE AND OTHER FACTORS, SOME OF WHICH ARE BEYOND FEDERAL-MOGUL'S CONTROL.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     Federal-Mogul Corporation founded in 1899 and incorporated in Michigan in 1924 (referred to herein as "Federal-Mogul" or the "Company"), is a global manufacturer and distributor of a broad range of precision parts, primarily vehicular components for automobiles and light trucks, heavy duty trucks, farm and construction vehicles and industrial products. The Company manufactures engine bearings, sealing systems, fuel systems, lighting products, pistons and chassis products. The Company engineers and manufactures products for original equipment ("OE") manufacturers, principally, the world's major manufacturers of automobiles, light trucks, heavy duty trucks, farm and construction vehicles, and industrial products. Federal-Mogul also manufactures and supplies its products and related parts to the aftermarket (replacement parts).

     During the first quarter of 1997, the Company announced the details of a restructuring plan developed in 1996, which was intended to realign the Company's growth strategy behind its core competencies of manufacturing, engineering and distribution. Included as part of the restructuring plan was the sale of 132 international retail operations throughout the world and the consolidation of various manufacturing facilities, customer support functions and European replacement market management functions.

     As of December 31, 1997, the Company had completed substantially all of its planned restructuring program, including the sale of a significant majority of its international retail operations. With the restructuring behind it, the Company has pursued its growth strategy by focusing efforts and resources on complimentary acquisitions of manufacturing companies that will enhance its product base and expand its global reach. Federal-Mogul has made a commitment to expand its manufactured products to offer OE customers systems and modules. The Company also intends to expand the global reach of its manufacturing operations to follow the expansion of OE manufacturers into Latin America, Eastern Europe and the Asian markets. The Company intends to couple its expansion of OE business in new geographic markets with growth in global aftermarket sales.

     In October 1997, the Company announced it made a cash offer to acquire all of the outstanding common stock of T&N plc ("T&N") for 260 pence per share. The offer valued T&N's issued share capital at approximately $2.4 billion. The completion of this acquisition remains subject to applicable regulatory approvals in the United States and Europe; however, the Company expects that the closing will occur in March 1998. T&N, based in Manchester, England, manufactures and supplies high technology engineered automotive components and industrial materials including pistons, friction products, bearings, composites, camshafts and sealing products. In 1997, T&N had sales of approximately $2.9 billion and operated 200 manufacturing locations in 24 countries, employing approximately 28,000 people.

     On February 24, 1998, the Company acquired Fel-Pro Incorporated ("Fel-Pro"), a privately-owned manufacturer headquartered in Skokie, Illinois, for total consideration of $720 million, which included $225 million in equity and $495 million in cash. In 1997, Fel-Pro had sales of approximately $500 million. Fel-Pro employs more than 2,700 people in 16 locations organized into four business units; Gaskets, FP Diesel, FP Chemical Products, and FP Performance. Gaskets is the largest business unit with approximately $350 million in sales in 1997.

     The Fel-Pro acquisition and pending T&N acquisition are major steps toward Federal-Mogul's strategic goal of developing global engine and sealing systems for its OE customers. With the T&N acquisition, the Company will also acquire a friction products line of business, which it views as another platform for product expansion.

     The Company's integrated operations are conducted under four operating units: Powertrain Systems; Sealing Systems; General Products; and Worldwide Aftermarket. The major product categories in Powertrain Systems include engine bearings and piston products; Sealing Systems include dynamic seals and gaskets; General Products include friction products, lighting products, fuel system components, chassis products, composites, camshafts, heat transfer products, powder metal products and protective sleeving products; and Worldwide Aftermarket includes virtually all automotive products sold in the aftermarket.

     Federal-Mogul maintains technology centers in Europe and North America to develop and provide advanced materials, products and manufacturing processes for all of its manufacturing units.

     The following table sets forth the Company's net sales by market segment and geographic region as a percentage of total net sales.

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                                ------------------------
                                                                1997      1996      1995
                                                                ----      ----      ----
Original Equipment
  Americas..................................................     25%       22%       22%
  International.............................................      9         9         9
Aftermarket
  United States and Canada..................................     39        37        39
  International.............................................     27        30        27
Other(1)
  United States and Canada..................................     --        --         1
  International.............................................     --         2         2
                                                                ---       ---       ---
                                                                100%      100%      100%
                                                                ===       ===       ===

-------------------------
(1) Sales of these products -- air bearing spindles, heavy-wall bearings, and precision forged powdered metal parts -- are accounted for by the Company primarily as OE sales for financial reporting purposes. The precision forged powdered metal parts operation was sold in April 1995. In January 1997, the Company sold its heavy-wall bearing divisions in Germany and Brazil.

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

MANUFACTURED PRODUCTS

     The Company manufactures the following vehicular and industrial components:

     Engine Bearings -- The Company manufactures engine bearings, bushings and washers, including bimetallic and trimetallic journal bearings (main, connecting rod, thrust and tilting pad), bimetallic and trimetallic bushings and washers, valve plates and labyrinth seals. These products are used in automotive and light truck, heavy duty, industrial, marine, agricultural, and power generation applications. These products are marketed under the brand names Federal-Mogul(R) and Glyco(R).

     Sealing Systems -- The Company manufactures a line of sealing products consisting of oil seals, high technology precision gaskets, valve stem seals, air conditioning compression seals, crank shaft seal carrier assemblies and unipistons. Sealing products are used in the automotive and light truck, heavy duty truck, agricultural, off-highway, railroad and industrial applications. These products are marketed under the brand names National(R), Mather(R), and Seal Technology Systems(R)(STS).

     Lighting Products -- The Company manufactures lighting and safety products consisting of clearance marker lamps, front, side and rear signal lamps, stop, tail and turn lights, emergency lighting, turn signal switches and back-up lamps. Lighting products are used in automotive, medium through heavy duty truck and trailer, off-road, industrial and emergency applications. These products are marketed under the brand name Signal-Stat(R).

     Fuel System Components -- The Company manufactures a full line of fuel pumps including mechanical fuel pumps, diesel lift pumps, electric fuel pumps, electric fuel modules and hanger assemblies. These products are used in automotive and light truck, heavy duty truck, marine, agricultural and industrial applications. These products are marketed under the brand name Carter(R).

     Pistons -- The Company manufactures cast aluminum pistons for automotive, light duty diesel and air-cooled engines. These products are marketed under the brand name Sterling(R).

     Chassis Products -- The Company manufactures chassis products including clutch bearings, king pins and universal joints for automotive and light truck applications. These products are marketed under the brand name Federal-Mogul(R).

ORIGINAL EQUIPMENT

     The Company supplies OE customers with a wide variety of precision engineered parts including engine bearings, oil seals, fuel system components, lighting products, and pistons. The Company manufactures all of the products that it sells to OE customers.

     Customers consist primarily of automotive, heavy duty vehicle and farm and industrial equipment manufacturers. In 1997, approximately 13% of the Company's net sales were to the three major automotive manufacturers in the United States, with General Motors Corporation accounting for approximately 6% of the Company's net sales, Ford Motor Company accounting for approximately 5% of the Company's net sales and Chrysler Corporation accounting for approximately 2% of the Company's net sales. In addition, the Company sells OE products to most of the major automotive manufacturers headquartered outside the United States. The Weisbaden facility in Germany sells OE products to Volkswagen, Daimler-Benz and BMW. The Company also sells Federal-Mogul engine bearings to Renault and Peugeot in France and to Fiat in Italy. In addition, the Company sells a small amount of OE products to certain Japanese manufacturers, including Nissan, certain Toyota operations in the United States and Komatsu in Japan.

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

     The Company's aftermarket business supplies approximately 150,000 part numbers to almost 10,000 customers. Federal-Mogul's customers are located in more than 90 countries around the world. For 1997, aftermarket net sales in the United States and Canada represented 59% of total aftermarket net sales, with net sales outside of the United States and Canada representing 41% of such sales.

     Domestic customers include independent warehouse distributors who redistribute products to local parts suppliers called jobbers, industrial bearing distributors, distributors of heavy duty vehicular parts, engine rebuilders and retail parts stores. Internationally, the Company sells aftermarket products to jobbers, local retail parts stores and independent warehouse distributors. Aftermarket sales to jobbers and local retail parts stores comprise a larger proportion of total international aftermarket sales than of total domestic aftermarket sales.

     Federal-Mogul's North American distribution centers in Jacksonville, Alabama, LaGrange, Indiana, and Maysville, Kentucky (the "Distribution Centers"), serve as the core of the Company's domestic aftermarket distribution network. Products are shipped from these Distribution Centers to service centers in the United States and Canada. For Latin American sales, products are shipped through a facility in Weston, Florida to two international regional distribution centers and 15 Latin American branches. For European sales, products are shipped through Federal-Mogul's facility in Kontich, Belgium.

RESEARCH AND DEVELOPMENT

     The Company's expertise in engineering and research and development ensures that the latest technologies, processes and materials are considered in solving problems for customers. Federal-Mogul provides its customers with real-time engineering capabilities and design development in their home countries. Research and development activities are conducted at the Company's major research centers in Ann Arbor, Michigan; Wiesbaden; Germany; Logansport, Indiana; Malden, Missouri; Cardiff, Wales; Hoisdorf, Germany; and Minoshima, Japan. Each of the Company's operating units is engaged in various engineering and research and development efforts working side by side with customers to develop custom solutions unique to their needs.

     Total expenditures for research and development activities were approximately $13.1 million in 1997, $14.4 million in 1996 and $15.1 million in 1995. Expenditures for research and development have declined due to consolidation of the lighting and fuel research centers and the sale of the United States ball bearings manufacturing operations.

RECENT ACQUISITIONS AND DIVESTITURES

Acquisitions

     On February 24, 1998, the Corporation announced the completion of its acquisition of Fel-Pro Incorporated ("Fel-Pro"), a privately-owned manufacturer headquartered in Skokie, Illinois for $720 million. The transaction involved $225 million in equity and $495 million in cash. Fel-Pro is the premier gasket manufacturer for the North American aftermarket and OE heavy duty market. In 1997, Fel-Pro had sales of approximately $500 million. The Company has more than 2,700 employees in 16 locations organized into four business units: Gaskets, FP Diesel, FP Chemical Products, and FP Performance. Gasket sales for 1997 were approximately $350 million and included cylinder head and molded rubber gaskets, and marine and performance gaskets marketed under various brand names including Permatorque Blue(R), Fel-Coprene(R), Print-O-Seal(R) and PermaDry Plus(R).

     On October 16, 1997, the Corporation announced the terms of a recommended cash offer by Federal-Mogul of 260 pence per share for all of the outstanding common stock of T&N plc ("T&N"). The offer valued T&N's issued share capital at approximately $2.4 billion. Management believes that Federal-Mogul's acquisition of T&N will:

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

          - extend Federal-Mogul's international reach and accelerate its worldwide aftermarket growth; and

          - create an organization that builds on the strength of the leadership, expertise and working practices of both companies to further improve efficiencies.

     The T&N transaction is subject to regulatory approval and is expected to close in March of 1998.

Divestitures and Closings

     On February 10, 1998, the Company announced the divestiture of its minority interest in Dichtungstechnik G. Bruss GmbH & Co. KG, a German manufacturer of seals and gaskets. As part of this transaction, the Company increased its ownership in a related U. S. partnership to 100%.

     In Venezuela, Federal-Mogul has sold six retail stores to local companies, closed two stores and is in negotiations with prospective buyers for the remaining seven stores.

     In Ecuador, Federal-Mogul is in negotiations with two parties for the sale of three retail stores.

     In Puerto Rico, two retail stores have been closed and other actions have been taken to improve profitability. The Company will continue through 1998 to pursue the sale of this operation while managing it for positive economic value added ("EVA").

     In December 1997, the U.S. service center network was streamlined to gain greater value from Federal-Mogul's product distribution capabilities in the aftermarket.

     In December 1997, Federal-Mogul also completed the sale of its four retail stores and one central distribution center in Chile to Inversiones Federal, S.A., a Chilean corporation headquartered in Santiago, Chile. Federal-Mogul entered into a supply and distribution arrangement with the buyer to serve the Chilean market in the future.

     In November 1997, Federal-Mogul announced the closure of aftermarket distribution centers in Malaysia and Singapore. The Company also closed its distribution center in Taiwan. Federal-Mogul will continue to maintain sales offices in Singapore and Taiwan.

     The Company withdrew from a retail-related joint venture initiative in Russia during the fourth quarter of 1997 and expects to complete its withdrawal from another joint venture in Israel by the end of the first quarter of 1998.

     During 1997, the Company closed its aftermarket operations in Turkey, Australia and South Africa.

SUPPLIERS

     Federal-Mogul sells its manufactured parts as well as parts manufactured by other manufacturers to the aftermarket. The products not manufactured by Federal-Mogul are supplied by over 600 companies. In 1997, no outside supplier of the Company provided products that accounted for more than 5% of the Company's net sales.

     In connection with the acquisition of the automotive aftermarket business of TRW, Inc. ("TRW") in 1992, the Company and TRW entered into a Supply Agreement for an initial term of 15 years (the "Supply Period"), pursuant to which TRW agreed to supply the Company with parts manufactured by TRW and distributed by the Company. During the first five years of the Supply Period (the "Exclusive Period"), the Company is an exclusive distributor of such TRW parts and thereafter will be a nonexclusive distributor for the remaining term of the Supply Agreement, subject to certain exceptions. Thereafter, both the Exclusive Period and the Supply Period are automatically renewable for one-year periods and are terminable upon one year's notice by either party.

EMPLOYEE RELATIONS

     On December 31, 1997, the Company had approximately 13,300 full-time employees, of whom approximately 7,700 were employed in the United States.

     Approximately 54% of the Company's United States employees are represented by 4 unions. Approximately 44% of the Company's foreign employees are represented by various unions. Each of the Company's unionized manufacturing facilities has its own contract with its own expiration date, and as a result, no contract expiration date affects more than one facility. The Company believes its labor relations to be good.

ENVIRONMENTAL REGULATIONS

     The Company's operations, in common with those of industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environment control activities did not have a material impact on the Company's financial position or results of operations in 1997 and are not expected to have a material impact on the Company's financial position or results of operations in 1998 or 1999.

RAW MATERIALS

     The Company does not normally experience supply shortages of raw materials. Certain of the Company's relationships with its long-term suppliers are contractual. No outside supplier of the Company provided more than 5% of products purchased.

BACKLOG

     The majority of the Company's products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. For products supplied by outside suppliers, the Company generally purchases products from more than one source. The Company expects to be capable of handling the anticipated 1998 sales volumes.

PATENTS AND LICENSES

     The Company is committed to protecting its technology investments and market share through an active and growing international patent portfolio. The international patent portfolio is composed of a large number of foreign (non U.S.) patents and pending patent applications which relate to a wide variety of products and processes. In the aggregate, the Company's international patent portfolio is of material importance to its business; however, the Company does not consider any international patent or group of international patents relating to a particular product or process to be of material importance when judged from the standpoint of the business as a whole.

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

     Original equipment and aftermarket sales by major geographical regions were:

                                                                  1997        1996        1995
                                                                  ----        ----        ----
                                                                     (MILLIONS OF DOLLARS)
Original Equipment
  Americas..................................................    $  451.4    $  449.1    $  465.4
  International.............................................       170.3       219.5       222.7
Aftermarket
  United States and Canada..................................       699.1       759.8       780.8
  International.............................................       485.8       604.3       530.9
                                                                --------    --------    --------
     Total Sales............................................    $1,806.6    $2,032.7    $1,999.8
                                                                ========    ========    ========

     Detailed results of operations and assets by geographic area for each of the years ended December 31, 1997, 1996 and 1995 appear in Note 17 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are its elected officers, other than its assistant officers. Set forth below are the names, ages, positions and offices held, and a brief account of the business experience during the past 5 years of each executive officer.

     RICHARD A. SNELL (56). Chairman of the Board, Chief Executive Officer and President, Federal-Mogul Corporation. Mr. Snell has served as Chairman of the Board, Chief Executive Officer and President and a director of the Corporation since November 1996. He also serves as Chairman of the Executive and Finance Committee and as a member of the Pension Committee. Mr. Snell was previously employed by Tenneco, Inc., from November 1987 to November 1996, most recently having served as President and Chief Executive Officer of Tenneco Automotive from September 1993 until he was employed by the Corporation.

     KEVIN W. BAIRD (36). Vice President -- Distribution and Logistics of the Company since July 1996. Prior thereto, Mr. Baird was employed by the Company as Vice President -- Worldwide Aftermarket Operations from October 1995 to July 1996; Plant Manager of the Company's Frankfort, Indiana and Van Wert, Ohio plants from September 1993 to October 1995; and Product Line Manager for the Company's Van Wert, Ohio and Summerton, South Carolina plants from September 1990 to September 1993. He first became an executive officer in 1996.

     DAVID A. BOZYNSKI (43). Vice President and Treasurer since April 1996. Prior thereto, Mr. Bozynski was employed by Unisys Corporation as Vice President and Assistant Treasurer, from October 1994 to April 1996; Vice President, Finance -- Lines of Business from April 1993 to September 1993; and Vice President, Corporate Business Analysis, March 1992 to April 1993. He first became an executive officer in 1996.

     JAMES B. CARANO (48). Vice President and General Manager -- Latin America since 1995; Vice President and Controller, December 1992 to March 1995; International Distribution Manager -- Port Everglades, Florida, February 1990 to November 1992. He first became an executive officer in 1992.

     ROBERT F. EGAN (51). Vice President, Distributor Sales -- Aftermarket since October 1996; Vice President, Automotive Sales -- Aftermarket from December 1993 to October 1996; Vice President, Automotive Sales -- Worldwide Aftermarket Operation, November 1992 to December 1993; National Sales Manager, Automotive Aftermarket -- Worldwide Aftermarket Operation May 1985 to November 1992. He first became an executive officer in 1993.

     CHARLES B. GRANT (53). Vice President -- Corporate Development since December 1992; Vice President and Controller, May 1988 to December 1992. He first became an executive officer in 1985.

     ALAN C. JOHNSON (49). Executive Vice President since February 1997; Vice President and President, Operations from April 1996 to February 1997; Vice President and President, Worldwide Operations from January 1996 to April 1996; Vice President and President, Worldwide Manufacturing Operation from

February 1995 until January 1996; Vice President, Powertrain Operations -- Americas from December 1993 until February 1995; Vice President and General Manager -- Seal Operations, November 1992 to December 1993; General Manager -- Oil Seal Operations, January 1990 to November 1992. He first became an executive officer in 1993.

     DIANE L. KAYE (47). Vice President, General Counsel and Secretary since April 1995. Prior thereto, Divisional Counsel, Buick Motor Division and Cadillac Motor Car Division, General Motors Corporation from April 1990 to April 1995. She first became an executive officer in 1995.

     JEFF J. O'NEILL (41). Vice President -- Marketing since July 1997. Prior thereto Mr. O'Neill served as business director -- Quaker Snacks with The Quaker Oats Company. During his 17 years with The Quaker Oats Company he worked both in the U.S. and Canada. He first became an executive officer at Federal-Mogul in 1997.

     RICHARD P. RANDAZZO (54). Vice President -- Human Resources since January 1997. Prior thereto, Senior Vice President -- Human Resources of Nextel Communications, Inc. from December 1994 to December 1996, and Senior Vice President, Human Resources -- Americas Region of Asea Brown Boveri, Inc., December 1990 to December 1994. He first became an executive officer in 1997.

     THOMAS W. RYAN (51). Senior Vice President and Chief Financial Officer since February 1997. Prior thereto, Chief Financial Officer of Tenneco Automotive, a division of Tenneco, Inc. from January 1995 to February 1997, and Vice President, Treasurer and Controller of A. O. Smith Corporation from March 1985 to January 1995. He first became a Federal-Mogul executive officer in 1997.

     WILHELM A. SCHMELZER (57). Vice President and Group Executive -- Engine and Transmission Products since April 1995; Vice President and Group Executive -- E & T Products -- Europe, April 1993 to April 1995; Vice President and Group Executive -- Engine and Transmission Products Group -- Europe, January 1992 to April 1993. He first became an executive officer in 1992.

     MICHAEL L. SCHULTZ (50). Vice President and General Manager -- North American Aftermarket Sales and Marketing since December 1995; Vice President, Marketing -- Worldwide Aftermarket, December 1994 to December 1995; Eastern Zone Sales Manager, November 1992 to December 1994. Mr. Schultz was Vice President of Sales, North America for TRW Inc. before joining the Company in 1992. He first became an executive officer in 1995.

     KENNETH P. SLABY (46). Vice President and Controller since April 1996. Prior thereto, Manager -- Financial Operations for the global silicones business of General Electric Company, November 1990 to April 1996. He first became an executive officer in 1996.

     JAMES J. ZAMOYSKI (51). Vice President -- Strategic Planning since June 1997; Vice President and General Manager, April 1995 to June 1997; Worldwide Aftermarket Operation -- International, November 1993 to April 1996; General Manager, Worldwide Aftermarket -- Distribution and Logistics, August 1991 to November 1993. He first became an executive officer in 1980.

     Generally, officers of the Company are elected at the time of the Annual Meeting of Shareholders, but the Board also elects officers at various other times during the year. Each officer holds office until his or her successor is elected or appointed or until his or her resignation or removal.

ITEM 2. PROPERTIES.

     The Company conducts its business from its World Headquarters complex in Southfield, Michigan, which is leased pursuant to a sale/leaseback arrangement. The principal manufacturing and other materially important physical properties of the Company at December 31, 1997, are listed below. All properties are owned in fee except where otherwise noted.

     A. Manufacturing Facilities.

                                                                  NO. OF        SQ. FT.
                                                                FACILITIES    AT 12/31/97
                                                                ----------    -----------
NORTH AMERICAN MANUFACTURING FACILITIES
Frankfort, Indiana..........................................         1           179,350
Milan, Michigan.............................................         1            80,800
Van Wert, Ohio..............................................         1           195,864
Blacksburg, Virginia........................................         1           226,000
Greenville, Michigan........................................         1           210,000
Logansport, Indiana.........................................         1           166,000
Malden, Missouri(1).........................................         1           123,280
Mooresville, Indiana........................................         1            65,944
St. Johns, Michigan.........................................         1           262,000
Puebla, Mexico..............................................         1           100,571
Mexico City, Mexico.........................................         2           153,136
Juarez, Mexico(1)...........................................         1           102,885
Summerton, South Carolina...................................         1           136,000
                                                                    --         ---------
                                                                    14         2,001,830
                                                                    --         ---------
INTERNATIONAL MANUFACTURING FACILITIES
Cuorgne, Italy..............................................         1           114,900
Gonnet, Argentina...........................................         1            49,252
San Martin, Argentina.......................................         1             5,638
Orleans, France.............................................         1           130,046
Wiesbaden, Germany..........................................         1           837,900
Cardiff, Wales..............................................         1           151,200
San Luis, Argentina.........................................         2             6,400
                                                                    --         ---------
                                                                     8         1,295,336
                                                                    --         ---------
     Total Manufacturing Facilities.........................        22         3,297,166
                                                                    ==         =========

-------------------------
(1) Leased by the Company and accounted for as an operating lease. The Company believes that these leases could be renewed or comparable facilities could be obtained without materially affecting operations.

    All owned and leased properties are well maintained and equipped for the purposes for which they are used. The Company believes that its facilities are suitable and adequate for the operations involved.

     B. Aftermarket Warehouses. The Company operates 82 warehouses and distribution centers of which 62 are leased. In addition, 2 warehouses are financed and leased through the issuance of industrial revenue bonds. Certain of these warehouses will be closed or consolidated in connection with the integration of T&N and Fel-Pro.

     C. Retail Properties. The Company leases 13 facilities in Venezuela, 6 facilities in Panama, 41 facilities in Puerto Rico and 3 facilities in Ecuador. The Company expects to dispose of or close these facilities in connection with the completion of its planned sales of its international retail operations.

     All owned and leased properties are well maintained and equipped for the purposes for which they are used. The Company believes that its facilities are suitable and adequate for the operations involved.

ITEM 3. LEGAL PROCEEDINGS

     The Company is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The Company is defending all such claims vigorously and believes that it has substantial defenses to liability and adequate insurance coverage for its defense costs. While the outcome of litigation cannot be predicted with certainty, after consulting with the office of the Company's general counsel, management believes that asbestos claims pending against Federal-Mogul as of December 31, 1997 will not have a material effect on the Company's financial position.

     The Company is involved in various other legal actions and claims. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcomes are not reasonably likely to have a material adverse effect on the Company's financial position.

     For information respecting lawsuits concerning environmental matters to which the Company is a party, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental and Legal Matters".

     There were no material legal proceedings which were terminated during the fourth quarter of 1997.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's common stock is listed on the New York Stock Exchange and the Pacific Exchange under the trading symbol FMO. The approximate number of shareholders of record of the Company's common stock at February 27, 1998 was 9,207. The following table sets forth the high and low sales prices of the Company's common stock for each calendar quarter as reported on the New York Stock Exchange-Composite Tape for the last two years:

                                                        1997                1996
                                                  ----------------    ----------------
                   QUARTER                         HIGH      LOW       HIGH      LOW
                   -------                         ----      ---       ----      ---
First.........................................    $26.75    $21.63    $20.88    $17.38
Second........................................     35.38     24.50     19.88     17.88
Third.........................................     39.94     32.75     22.50     16.25
Fourth........................................     47.63     36.75     24.50     20.38

     The closing price of the Company's common stock as reported on the New York Stock Exchange-Composite Tape on February 27, 1998 was $49.063.

     Quarterly dividends of $.12 per common share were declared during 1997 and 1996. In February 1998, the Company's Board of Directors declared a quarterly dividend of $.12 per common share. This was the 248th consecutive quarterly dividend declared by the Company. The Company's dividend policy is under consideration, and there can be no assurance that dividends at the current rate, or that any dividends, will be paid in the future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents information from the Company's consolidated financial statements for the five years ended December 31, 1997. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the "Financial Statements and Supplementary Data."

                                                1997           1996           1995           1994         1993
                                                ----           ----           ----           ----         ----
                                                        (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Net sales.................................    $ 1,806.6      $ 2,032.7      $ 1,999.8      $ 1,889.5    $ 1,575.5
Costs and expenses........................     (1,703.7)(1)   (2,258.0)(2)   (2,000.7)(3)   (1,795.5)    (1,523.1)(4)
Other income (expense)....................         (3.4)          (3.4)          (2.4)          (2.5)         4.0
Income tax (expense) benefit..............        (27.5)          22.4           (2.5)         (31.8)       (19.5)
                                              ---------      ---------      ---------      ---------    ---------
Net earnings (loss) before extraordinary
  item....................................         72.0         (206.3)          (5.8)          59.7         36.9
Extraordinary item -- loss on early
  retirement of debt, net of applicable
  income tax benefit......................         (2.6)            --             --             --           --
                                              ---------      ---------      ---------      ---------    ---------
Net earnings (loss).......................    $    69.4      $  (206.3)     $    (5.8)     $    59.7    $    36.9
                                              =========      =========      =========      =========    =========
COMMON SHARE SUMMARY (DILUTED)
Average shares and equivalents outstanding
  (in thousands)..........................       41,854         34,659         34,642         41,800       33,900
Earnings (loss) per share:
  Before extraordinary item...............    $    1.67      $   (6.20)     $    (.42)     $    1.38    $    1.02
  Extraordinary item -- loss on early
    retirement of debt, net of applicable
    income
    tax benefit...........................         (.06)            --             --             --           --
                                              ---------      ---------      ---------      ---------    ---------
Net earnings (loss) per share.............    $    1.61      $   (6.20)     $    (.42)          1.38         1.02
                                              =========      =========      =========      =========    =========
Dividends declared per share..............    $     .48      $     .48      $     .48      $     .48    $     .48
                                              =========      =========      =========      =========    =========
CONSOLIDATED BALANCE SHEET DATA
Total assets..............................    $ 1,802.1      $ 1,455.2      $ 1,701.1      $ 1,481.7    $ 1,300.2
Short-term debt(5)........................         28.6          280.1          111.9           74.0         39.2
Long-term debt............................        273.1          209.6          481.5          319.4        382.5
Shareholders' equity......................        369.3          318.5          550.3          588.5        366.0
OTHER FINANCIAL INFORMATION
Net cash provided from (used by) operating
  activities..............................    $   215.7      $   149.0      $   (34.7)     $    24.3    $    43.5
Expenditures for property, plant,
  equipment and other long term assets....         49.7           54.2           78.5           74.9         60.0
Depreciation and amortization expense.....         52.8           63.7           61.0           55.7         50.7

-------------------------
(1) Includes $1.1 million for a net restructuring credit, a $2.4 million charge for an adjustment of assets held for sale to fair value and other long lived assets, a $1.6 million credit for reengineering and other related charges, and a $10.5 million net charge related to the British pound currency option.

(2) Includes $57.6 million for a restructuring charge, $151.3 million for adjustment of assets held for sale to fair value and other long lived assets and $11.4 million relating to reengineering and other related charges.

(3) Includes $26.9 million for restructuring charges, $51.8 million for adjustment of assets held for sale to fair value and other long lived assets and $13.9 million relating to reengineering and other related charges.

(4) Includes $19.2 million for a restructuring charge.

(5) Includes current maturities of long-term debt (see Note 10 to the consolidated financial statements).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Federal-Mogul Corporation (the Company) is a global manufacturer and distributor of a broad range of non-discretionary parts primarily for automobiles, light trucks, heavy trucks, farm and construction vehicles. During 1997, the Company initiated an action plan to expand its manufacturing product offerings in related product lines to provide system approaches and to grow internationally to supply its original equipment customers in new markets. Significant components of the Company's action plan include the divestiture of under-performing assets and the pursuit of synergistic acquisitions that will build on core product lines.

T&N plc Transaction

     In October 1997, the Company announced it made a cash offer to acquire all the outstanding common stock of T&N plc (T&N) for 260 pence per share. The offer valued T&N's issued share capital at approximately $2.4 billion. On January 6, 1998, the Company's offer to acquire all of the outstanding common stock of T&N was declared unconditional as to acceptances. By the second closing date under the offer, January 2, 1998, valid acceptances of the offer had been received for approximately 95% of the entire issued share capital of T&N.

     T&N, based in Manchester, England, manufactures and supplies high technology engineered automotive components and industrial materials including pistons, friction products, bearings, composites, camshafts and sealing products. In 1997, T&N had sales of approximately $2.9 billion and operated 200 manufacturing locations in 24 countries, employing approximately 28,000 people.

     The Company will fund the T&N transaction through a bridge facility provided by a reputable financial institution. Subsequent to the planned T&N acquisition, the Company intends to put in place a permanent capital structure with an appropriate combination of equity and debt.

     The offer is subject to various conditions customary in the United Kingdom, including the receipt of all applicable regulatory approvals in the United States and Europe. As part of the acquisition process, certain financing, professional and other related fees approximating $28 million had been capitalized as of December 31, 1997. Management expects the T&N transaction to close in the first quarter of 1998; however, in the event the acquisition is not completed, these fees would be charged to operations and would materially impact earnings at that time. In addition, the Company may elect to accelerate payment of certain portions of the bridge facility, which would result in an extraordinary charge due to the write-off of the financing costs associated with the early retirement of debt. In addition, the Company purchased a foreign currency option to cap the effect of potential unfavorable fluctuations in the British pound/U.S. dollar exchange rate (see Foreign Currency and Commodity Contracts, described later in this section).

Fel-Pro Incorporated Transaction

     In addition on February 24, 1998 the Company acquired Fel-Pro Incorporated (Fel-Pro), a privately-owned manufacturer headquartered in Skokie, Illinois, for total consideration of $720 million, which includes $225 million in equity and $495 million in cash. The $495 million in cash was primarily provided through available borrowings on the $350 million multicurrency revolver. The remaining consideration paid was through the issuance of promissory notes.

     In 1997, Fel-Pro had sales of approximately $500 million. Fel-Pro employs more than 2,700 people in 16 locations organized into four business units:
Gaskets, FP Diesel, FP Chemical Products and FP Performance. Gaskets is the largest business unit with approximately $350 million in sales in 1997.

     Management believes the planned acquisition of T&N and the acquisition of Fel-Pro will:

          - create a highly competitive Tier 1 automotive supplier worldwide;

          - expand its manufactured product portfolio to offer systems and modules;

          - enhance the Company's position as a supplier of engine and transmission products worldwide;

          - reinforce the Company's ability to provide a high quality service to both its original equipment and aftermarket customers; and

          - extend the Company's international reach and accelerate its worldwide aftermarket growth.

     Upon completion of the T&N and Fel-Pro acquisitions, the Company expects to have annual sales of approximately $5 billion.

     Unless otherwise indicated, the remainder of the discussion and analysis pertains only to the results of operations the Company had in place as of December 31, 1997.

Restructuring Actions Update

     During 1997, the following actions related to the significant 1996 restructuring plan, described later in this section, were completed. The
Company:

          - sold its aftermarket operations in Turkey, Australia, South Africa and Chile. The Company also closed international aftermarket distribution centers in Malaysia and Singapore. In total, the Company divested 72 international retail aftermarket operations and sold or restructured 25 wholesale aftermarket operations. Net sales for international aftermarket operations divested in 1997 approximated $70 million, $186 million and $193 million in 1997, 1996 and 1995, respectively;

          - closed its Leiters Ford, Indiana manufacturing facility and consolidated its lighting products operations in Juarez, Mexico;

          - consolidated certain of its North American warehouse facilities;

          - consolidated its customer support functions previously housed in Phoenix, Arizona into the Company's Southfield headquarters;

          - consolidated its European aftermarket management functions in Geneva, Switzerland into the Wiesbaden, Germany manufacturing headquarters; and

          - streamlined certain of its administrative and operational staff functions worldwide.

     Primarily due to the planned 1998 acquisitions of T&N and Fel-Pro, the Company elected not to fully implement the following actions under the 1996 restructuring plan:

          - Reductions to the operational and administrative staff were not made to the extent originally planned;

          - Reconfiguration of the North American distribution network was altered to accommodate the planned integration of T&N and Fel-Pro aftermarket operations;

          - Relocation of certain European manufacturing product lines to lower cost areas within Europe and related workforce reductions did not take place. Management of the Company decided not to pursue this action primarily in anticipation of the integration of future acquisitions.

     By the end of the first quarter of 1998, the Company expects to have successfully exited all of its retail businesses, except for Puerto Rico where the Company continues to seek a buyer.

     The Company expects to incur additional restructuring charges in the future to implement its corporate strategy, specifically related to the planned acquisition of T&N and the acquisition of Fel-Pro, although the specific actions have not been determined and the precise amounts have not been established. While the charges relating to these restructuring actions will decrease net income in the year incurred, these restructuring actions are projected to decrease operating costs, thereby enhancing the profitability of the Company in future years. The restructuring charges expected to be incurred in 1998 are anticipated to be in excess of $100 million for T&N and in excess of $15 million for Fel-Pro.

RESULTS OF OPERATIONS

Net Sales

     Consolidated net sales decreased 11.1% in 1997, primarily due to the divestiture of certain international retail and wholesale operations, the sale of the heavy wall bearings operations in Brazil and Germany, the sale of the United States ball bearing business and continued softness in the North American aftermarket business. These decreases were partially offset by certain volume increases primarily in the original equipment business.

     Original equipment and aftermarket sales were:

                                                                  1997        1996        1995
                                                                  ----        ----        ----
                                                                     (MILLIONS OF DOLLARS)
ORIGINAL EQUIPMENT:
  Americas..................................................    $  451.4    $  449.1    $  465.4
  International.............................................       170.3       219.5       222.7
AFTERMARKET:
  United States and Canada..................................       699.1       759.8       780.8
  International.............................................       485.8       604.3       530.9
                                                                --------    --------    --------
     Total sales............................................    $1,806.6    $2,032.7    $1,999.8
                                                                ========    ========    ========

     Original equipment business sales in the Americas were flat in 1997 as compared to 1996. However, excluding the effect of the Company's divestitures of its electrical products business in September 1996 and its United States ball bearing operations in November 1996, net sales increased 15.7% in 1997 compared to 1996. Management attributes this increase primarily to strong 1997 sales in its sealing products division. Sales decreased in 1996 as compared to 1995 due to the sale of the Precision Forged Products Division in April 1995 and the 1996 sales of the electrical products business and the United States ball bearings manufacturing operations, offset slightly by the acquisition of Seal Technology Systems Limited in September 1995. Excluding the effect of these acquisitions and divestitures, sales increased 2.7% in 1996.

     International original equipment business sales decreased in 1997 as compared to 1996 due to the effects of exchange rate fluctuations and the divestiture of the heavy wall bearing operations in Germany and Brazil completed on January 2, 1997. Excluding the effects of exchange rate fluctuations and the divestiture, sales increased 11.7%. Management attributes this increase to strong customer demand for sputter bearings and Glycodur material products. In 1996, sales decreased as compared to 1995 due to the Company's decision to exit some conventional engine bearing business that did not meet appropriate profitability levels.

     North American aftermarket sales decreased in 1997 as compared to 1996 due to continued weak sales in engine products. Sales decreased in 1996 as compared to 1995 primarily due to the elimination of special extended payment terms.

     International aftermarket business sales in 1997 as compared to 1996 decreased primarily due to the effects of foreign exchange fluctuations and the 1997 divestitures of Turkey, Australia, South Africa and Chile. Excluding the effects of exchange and 1997 divestitures, sales were essentially flat. In 1996, sales increased as compared to 1995 due to the full year impact of the acquisitions of Bertolotti in June 1995 and Centropiezas in September 1995, and to a lesser extent, volume and pricing increases in Mexico, increased sales volume in Australia and new local operations in Brazil. These increases were partially offset by

$21 million resulting from the devaluation of the South African rand and a decrease in Venezuela due to a recession.

     Original equipment sales as a percentage of total sales of the Company increased to 34.4% in 1997 from 32.8% in 1996, with a corresponding decrease in aftermarket sales. This shift in 1997 reflects the Company's pursuit and implementation of its strategy to focus on manufacturing and distribution, as demonstrated by the previously discussed 1997 divestitures and planned acquisitions. Previously, as the Company was implementing its retail growth strategy, original equipment sales as a percentage of total sales of the Company decreased to 32.8% in 1996 from 34.4% in 1995, with a corresponding increase in aftermarket sales.

Cost of Products Sold

     Cost of products sold as a percent of net sales decreased to 76.5% in 1997 compared to 81.7% for 1996. The decrease is primarily due to the 1997 divestitures of less profitable operations and productivity improvements in the North American aftermarket and the Americas original equipment business. In addition, a portion of the 1997 decrease is attributable to 1996 third and fourth quarter charges incurred of $8 million for customer incentive programs and $13 million for excess and obsolete inventory (see Changes in Accounting Estimates, described later in this section).

     Cost of products sold as a percent of net sales increased to 81.7% in 1996 compared to 80.2% in 1995. The increase is primarily attributable to 1996 third and fourth quarter charges incurred of $8 million for customer incentive programs and $13 million for excess and obsolete inventory (see Changes in Accounting Estimates).

Selling, General and Administrative Expenses

     Selling, general and administration (SG&A) expenses as a percent of net sales decreased to 15.8% for 1997 compared to 16.4% for 1996. In contrast, SG&A expenses as a percent of net sales increased to 16.4% for 1996 compared to 15.0% for 1995. The 1997 decrease and 1996 increase in SG&A as a percent of net sales is primarily attributable to bad debt expense, customer incentive programs and environmental and legal matters (see Changes In Accounting Estimates of $3 million for bad debt expense, $8 million for customer incentive programs and $9 million for environmental and legal matters) incurred in the third and fourth quarters of 1996. In addition, the 1996 increase was partially due to higher SG&A costs in the international aftermarket business.

Changes in Accounting Estimates

     In 1996, the Company made certain changes in accounting estimates totaling $51 million in the third and fourth quarters attributable to 1996 events and new information becoming available. The changes in accounting estimates included the following:

     Customer Incentive Programs: The increase in the provision for customer incentive programs of $18 million resulted from contractual changes implemented primarily in the third and fourth quarters of 1996 with certain customers, new sales programs, additional customer participation in these programs and current experience with these programs.

     Excess and Obsolete Inventory: Business volume growth remained below expectations in 1996, principally in the third and fourth quarters, causing a build up of certain inventories beyond anticipated demand. In addition, the Company's strategic initiative to focus on its manufacturing business and divest its retail and certain aftermarket businesses and the sale of the U.S. ball bearings operations in the fourth quarter adversely affected the utility of the North American aftermarket business inventory. As a result, the Company recorded an additional $13 million provision for excess and obsolete inventory.

     Bad Debts: The increase in the bad debt provision of $3 million was principally attributable to the deterioration of account balances of numerous low volume customers and termination of business with certain North American aftermarket customers during 1996.

     Environmental and Legal Matters: The environmental and legal provision was increased by $9 million due to the completion of environmental studies and related analyses, new issues arising and changes in the status of other legal matters.

     Other: The remaining $8 million of changes in accounting estimates is comprised of $1 million for changes in the workers' compensation reserve based on worsening experience in outstanding claims in certain older policy years, $3 million for interest capitalization, $2 million to adjust estimates of inventoriable costs and $2 million for other items.

Sales of Businesses

     During 1997, the Company received $73.6 million in net cash proceeds from the sale of its aftermarket operations in South Africa, Australia, and Chile, and its heavy wall bearing operations in Germany and Brazil.

     During 1996, the Company received $42.0 million in net cash proceeds from the sale of its United States ball bearings and electrical products manufacturing operations.

     Except for the sale of the electrical products manufacturing operations, sales of businesses in 1997 and 1996 relate to assets previously adjusted to fair value (see Adjustment of Assets Held for Sale to Fair Value and Other Long Lived Assets, described later in this section). Accordingly, no gain or loss was recognized on the date of sale related to these transactions. In addition, no gain or loss was recognized related to the sale of the electrical products manufacturing operations.

     During 1995, the Company sold its equity interest in Westwind Air Bearings, Limited, recognizing a pretax gain of $16.2 million and its Precision Forged Products Division for a pretax gain of $7.8 million.

Restructuring Charges

     Primarily as a result of the amendments to the 1996 restructuring plan, described previously in this section, the Company's 1997 operating results were increased by $23.1 million for the reversal of previously recognized 1996 and 1995 restructuring charges. Offsetting this reversal is a $22.0 million charge for new 1997 restructuring programs. The net impact on 1997 operations, as a result of the restructuring activities, was a credit of $1.1 million. The 1997 charge includes $3.1 million for exiting certain European aftermarket product lines and the related employment reductions, $6.8 million for termination of certain European administrative and support personnel, $7.5 million for additional exit and severance costs related to the Puerto Rican retail operations, $2.6 million for consolidation and reconfiguration of the North American aftermarket service branch network and $2.0 million for other actions. The Company anticipates that the actions related to the 1997 restructuring plan will be complete by the end of 1998, and that most of the severance and exit costs will be paid in 1998.

     In the fourth quarter of 1996, the Company recognized a restructuring charge of $57.6 million for costs associated with employee severance, exit and consolidation costs for 132 international retail operations and 30 wholesale aftermarket operations, rationalization of European manufacturing operations, consolidation of lighting products, consolidation or closure of certain North American warehouse facilities, consolidation of customer support functions in the United States and streamlining of administrative and operational staff functions worldwide. The charge consists of $22.7 million for the sale of 132 international retail aftermarket and 30 wholesale aftermarket operations, $14.7 million for corporate employee severance costs, $7.7 million for the rationalization of European manufacturing operations, $5.3 million for consolidation or closure of certain North American warehouse facilities, $2.8 million for consolidation of customer support functions in the United States, $2.5 million for closure of the Leiters Ford facility and $1.9 million for other miscellaneous actions, including the consolidation of the European after market market management function into the European manufacturing headquarters. The Company's 1997 progress and actual implementation of the 1996 restructuring plan resulted in 1997 operating results being increased by $20.8 million for severance and

$1.4 million of exit and consolidation costs being reversed. The Company expects to pay out most of the remaining 1996 severance and exit costs in 1998.

     Results of operations in the second and fourth quarters of 1995 include restructuring charges of $6.1 million and $20.8 million, respectively. These charges were comprised of $20.1 million for employee severance and $6.8 million for exit costs and consolidation of certain facilities. The workforce reductions and consolidation of facilities were completed as of December 31, 1996. Operating results for 1997 were increased by $0.9 million relating to 1995 exit costs being reversed. The Company expects to pay out the remaining 1995 exit costs in 1998.

Reengineering and Other Related Charges

     Operating results for 1997 include a credit of $1.6 million relating to 1996 reengineering and other related charges being reversed.

     In 1996, the Company initiated an extensive effort to strategically review its businesses and focus on its competencies manufacturing, engineering and distribution. As a result of this process, the Company recognized a charge of $11.4 million for professional fees and personnel costs related to the strategic review of the Company and changes in management and related costs.

     In 1995, the Company recognized a charge of $13.9 million for reengineering and other costs. These costs included $7.0 million for professional fees and personnel costs, and $6.9 million primarily for certain other non-recurring costs relating to brand consolidation at the customer level of the Company's Federal-Mogul(R), TRW(R) and Sealed Power(R) branded engine parts.

Adjustment of Assets Held for Sale to Fair Value and Other Long Lived Assets

     The Company continually reviews all components of its businesses for possible improvement of future profitability through acquisition, divestiture, reengineering or restructuring. The Company also continually reviews and updates its impairment reserves related to the divestiture of its remaining international retail aftermarket operations and adjusts the reserve components to approximate their net fair value.

     In the fourth quarter of 1997, the Company recognized a charge of $2.4 million to write-down certain long lived assets to fair value. As of December 31, 1997, assets held for sale primarily include retail aftermarket operations in Puerto Rico, Ecuador, Venezuela and Panama. By the end of the first quarter of 1998, the Company expects to have successfully exited all of its retail aftermarket businesses, except for Puerto Rico where the Company continues to seek a buyer.

     During 1996, management designed a restructuring plan to aggressively improve the Company's cost structure, streamline operations and divest the Company of underperforming assets. As part of this plan, the Company decided to sell 132 international retail aftermarket operations, sell or restructure 30 wholesale aftermarket operations and consolidate a North American manufacturing operation. The carrying value of assets held for sale was reduced to fair value based on estimates of selling values less costs to sell. Selling values used to determine the fair value of assets held for sale were determined using market prices (i.e. valuation multiples) of comparable companies from other 1996 transactions. The resulting adjustment of $148.5 million to reduce assets held for sale to fair value was recorded in the fourth quarter of 1996. As previously described in this section, the Company made significant progress related to the implementation of the 1996 restructuring plan. Also in 1996, based upon the final sale, the Company recognized an additional writedown of $2.8 million to the net asset value of the United States ball bearings operations. In 1995, the Company decided to sell the ball bearings operations and reduced the carrying value by $17.0 million to record assets held for sale at fair value.

     In 1995, the Company also decided to sell its heavy wall bearing operations in Germany and Brazil. The Company estimated the fair value of the businesses held for sale based on discussions with prospective buyers, adjusted for selling costs. The Company reduced its carrying value by $17 million to record assets held for sale at fair value. The heavy wall bearing operations were sold in January 1997 for net proceeds of $8.9 million, which approximated the carrying value of the assets at December 31, 1996.

     In addition, in 1995, the Company reduced the carrying value of certain other impaired long-lived assets by $17.8 million to record them at fair value. No further fair value adjustments were recorded for these assets in 1996 or 1997.

     Net sales for all assets held for sale and adjusted to fair value approximated $114 million, $335 million, and $322 million in 1997, 1996 and 1995, respectively. Net sales for the remaining retail aftermarket operations held for sale at December 31, 1997 approximated $44 million, $48 million and $22 million in 1997, 1996 and 1995, respectively.

Interest Expense

     Interest expense decreased $10.6 million in 1997 to $32.0 million. The decrease was primarily due to a $188 million reduction of debt which resulted from improvements in working capital and the sale of the South African and Australian businesses. Although the Company decreased its debt by $104 million from 1995 to 1996, interest expense increased $5.3 million in 1996 primarily due to a higher average debt level than in 1995. Excluding the U.S. and European revolving credit facilities, which were classified as short-term debt during 1996 and as long-term debt during 1995, the weighted average interest rate for short-term debt increased to 10.9% for 1996 from 9.5% for 1995. The interest rate on the U.S. and European revolving credit facilities at December 31, 1996 and 1995 was 6.1% and 6.2%, respectively.

Income Taxes

     At December 31, 1997, the Company had deferred tax assets, net of a $44.4 million valuation allowance, of $140.5 million and deferred tax liabilities of $75.9 million.

     The net deferred tax asset of $64.6 million included the tax benefits of $58.2 million related to the Company's postretirement benefit obligation at December 31, 1997. The Company expects to realize the benefits associated with this obligation over a period of 35 to 40 years.

     The difference between the 1997 effective income tax rate and the statutory tax rate is principally due to utilization of losses on foreign investment and an income tax benefit related to the sales of the South African and Australian businesses (refer also to Note 16 of the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations of $215.7 million in 1997 increased significantly during 1997 primarily due to increased earnings. The Company also reduced inventory from operations by $59.9 million in 1997. Inventory reductions in the North American aftermarket business were primarily responsible for the decrease. The decrease in North America aftermarket inventory is attributable to reduced lead times while still maintaining availability of products and modifying safety stock levels.

     Cash flow used by investing activities of $5.5 million in 1997 include $28.1 million for the British pound currency option, described later in this section, and $2.4 million for other professional fees paid in anticipation of the T&N acquisition. In addition, cash flows used by investing activities include the receipt of $73.6 million in net proceeds from the 1997 divestitures. Capital expenditures, excluding the T&N and Fel-Pro transactions, are anticipated to be approximately $65 million in 1998, primarily for enhanced manufacturing capabilities and process improvements.

     Cash flow from 1997 financing activities were $298.1 million, an increase of $420.9 million from 1996. The following events were primarily responsible for the net increase for 1997:

     Issuance of Preferred Securities of Affiliate: In December 1997, the Company's financing trust completed a $575 million private issuance of 11,500,000 shares of 7% Trust Convertible Preferred Securities. The convertible preferred securities are redeemable at the Company's option, in whole or in part, on or after December 6, 2000. All outstanding convertible securities are required to be redeemed no later than December 1, 2027. The Company intends to use the proceeds, net of $17.2 million in related fees, to finance a portion of the proposed T&N transaction.

     Issuance of Senior Notes: In April 1997, the Company issued a fully subscribed $125 million debt offering of ten year 8.8% senior notes. Proceeds from the offering were used to reduce the Company's short-term debt and the early extinguishment of the private placement debt.

     Extinguishment of Private Placement Debt: In the second quarter of 1997, the Company retired $64.7 million in private placement debt. The early retirement of this debt eliminated high coupon debt and potentially restrictive covenants giving the Company greater financial flexibility in the future. In addition, the early retirement of this debt involved a make whole payment that resulted in a $4.1 million pretax ($2.6 million after tax) extraordinary loss.

     Accounts Receivable Securitization: During 1997, the Company replaced an existing accounts receivable securitization program with a new program which provides up to $100 million of financing. On an ongoing basis, the Company sells certain accounts receivable to a subsidiary of the Company, which then sells such receivables, without recourse, to a master trust. Amounts sold under this arrangement were $63.2 million as of December 31, 1997, and have been excluded from the balance sheet. During 1997, cash payments totaling $31.8 million were made to the master trust related to the Company's accounts receivable securitization. These cash payments effectively increased the Company's investment in the accounts receivable securitization.

     Multicurrency Revolver: In June 1997, the Company entered into a new $350 million multicurrency revolving credit facility with a consortium of international banks which matures in June 2002. The multicurrency revolving credit facility replaced the existing U.S. and European revolving credit facilities. The multicurrency revolving credit facility contains restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of December 31, 1997, there were no borrowings outstanding against the multicurrency revolving credit facility.

     In December 1997, the Company entered into a $3.25 billion committed bank facility with a reputable financial institution related to the proposed T&N acquisition. The facility provides for up to $2.75 billion of senior debt and up to $500 million of subordinated debt. This facility is contingent upon the acquisition of T&N, and accordingly no amounts are outstanding as of December 31, 1997. Certain fees relating to this facility have been incurred and paid as of December 31, 1997. Subsequent to the planned T&N acquisition, the Company intends to put in place a permanent capital structure with an appropriate combination of equity and debt.

     The Company believes that cash flow from operations will continue to be sufficient to meet its ongoing working capital requirements.

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

The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental and legal reserve was approximately $11 million at December 31, 1997 and $12 million at December 31, 1996. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect of such matters.

FOREIGN CURRENCY AND COMMODITY CONTRACTS

     In connection with the proposed T&N acquisition, the Company purchased for $28.1 million a foreign currency option with a notional amount of $2.5 billion to cap the effect of potential unfavorable fluctuations in the British pound/U.S. dollar exchange rate. The cost of the option and its change in fair value has been reflected in the results of operations in the fourth quarter of 1997. At December 31, 1997 the Company has recognized a net loss on this transaction of $10.5 million.

     The Company is subject to exposure to market risks from changes in foreign exchange rates and raw material price fluctuations, derivative financial instruments are utilized by the Company to reduce those risks. Except for the British pound currency option discussed above, the Company does not hold or issue derivative financial instruments for trading purposes.

     Other than the British pound currency option discussed above, the Company does not have foreign exchange forward or currency option contracts outstanding at December 31, 1997.

     In the first quarter of 1998, the Company settled the British pound currency option, resulting in a pretax loss of $17.3 million. Also in the first quarter of 1998, the Company entered into a forward contract to purchase 1.5 billion British pounds for a notional amount approximating $2.45 billion. The forward contract expires in the first quarter of 1998.

OTHER MATTERS

Conversion of Series D Convertible Exchangeable Preferred Stock

     In August 1997, the Company announced a call for the redemption of all its outstanding $3.875 Series D Convertible Exchangeable Preferred Stock. These preferred stockholders elected to convert each preferred share into 2.778 shares of common stock. The Company issued 4.4 million shares of common stock in exchange for all of the outstanding Series D convertible exchangeable preferred stock.

Year 2000 Costs

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has established a team that has completed an awareness program and assessment project to address the Year 2000 issue. In addition, the Board of Directors has received status reports related to the Company's progress in addressing the Year 2000 issue. The Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has initiated remediation, and is implementing the action plan to address the Year 2000 issue. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     The Company has initiated formal communications with a substantial majority of its significant suppliers and large customers to determine their plans to address the Year 2000 issue. While the Company expects a successful resolution of all issues, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by a supplier or customer, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

     The Company has contracts in place with external resources and has allocated internal resources to reprogram or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project within one year. The total cost of the Year 2000 project is estimated to be $17 million and is being funded through operating cash flows. Of the total project cost, approximately $11 million is attributable to the purchase of new software which will be capitalized. The remaining $6 million represents maintenance and repair of existing systems and will be expensed as incurred. The Company expects a substantial majority of the costs will be incurred in 1998, and any remaining costs incurred in 1999 are expected to be immaterial. As of December 31, 1997, the Company had incurred and expensed approximately $0.7 million related to the completed awareness program and assessment project and the implementation of their remediation plan.

     The costs of the project and the date which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

     As a result of the Company's due diligence related to the proposed T&N acquisition and the Fel-Pro acquisition, the Company expects costs to address the Year 2000 issue for Fel-Pro to be immaterial, and T&N costs for repair and maintenance of existing systems are expected to approximate $8 million.

Divestiture of Minority Interest

     In February 1998, the Company announced the divestiture of its minority interest in G. Bruss GmBH & Co. KG, a German manufacturer of seals and gaskets. As part of the divestiture agreement, the Company increased their ownership to 100% in the Summerton, South Carolina gasket business. The Company also received cash and recognized a gain as a result of these transactions. The gain recognized is not expected to be significant to 1998 first quarter operating results.

Customer Reorganization

     On February 2, 1998, APS Holding Corporation (APS), filed for reorganization protection under Chapter 11 of the United States Bankruptcy Code. As of the date of the Chapter 11 filing, the Company's total receivables with APS approximated $10 million. APS has received a capital line of credit from a reputable financial institution and is continuing business operations. The Company continues to do business with APS on a cash in advance basis. Although difficult to quantify based upon the uncertainty of the financial condition of APS, the Company believes that net uncollectible receivables, if any, from APS will be immaterial.

     In addition, APS is a customer of Fel-Pro. The Company believes that the allowance established by Fel-Pro prior to the acquisition of Fel-Pro related to receivables from APS is adequate to cover any uncollectible amounts.

Effect of Accounting Pronouncements

     In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. Beginning in 1998, the Company will provide the information relating to comprehensive income to conform to the Statement 130 requirements.

     Also in 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The statement supersedes Financial Accounting Standards Board Statement No. 14 and establishes standards for the way public business enterprises report selected information about operating segments in annual reports and interim financial reports issued to shareholders. Statement 131 is effective for fiscal years beginning after December 15, 1997. For the year ended 1998, the Company will provide financial and descriptive information about its reportable operating segments to conform to the Statement 131 requirements. Management plans to report the requirements of Statement 131 for the following operating segments: sealing systems, powertrain systems and general products.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                     YEAR ENDED DECEMBER 31
                                                                --------------------------------
                                                                  1997        1996        1995
                                                                  ----        ----        ----
                                                                     (MILLIONS OF DOLLARS,
                                                                    EXCEPT PER SHARE AMOUNT)
Net sales...................................................    $1,806.6    $2,032.7    $1,999.8
Cost of products sold.......................................     1,381.8     1,660.5     1,602.2
                                                                --------    --------    --------
Gross margin................................................       424.8       372.2       397.6
Selling, general and administrative expenses................      (286.2)     (333.8)     (299.3)
Gain on sales of businesses.................................          --          --        24.0
Restructuring (charges) credits.............................         1.1       (57.6)      (26.9)
Reengineering and other related (charges) credits...........         1.6       (11.4)      (13.9)
Adjustment of assets held for sale to fair value and other
  long lived assets.........................................        (2.4)     (151.3)      (51.8)
Interest expense............................................       (32.0)      (42.6)      (37.3)
Interest income.............................................         7.1         2.9         9.6
International currency exchange losses......................        (0.6)       (3.7)       (2.9)
British pound currency option cost, net.....................       (10.5)         --          --
Other expense, net..........................................        (3.4)       (3.4)       (2.4)
                                                                --------    --------    --------
       Earnings (loss) before income taxes and extraordinary
          item..............................................        99.5      (228.7)       (3.3)
Income tax expense (benefit)................................        27.5       (22.4)        2.5
                                                                --------    --------    --------
       Net Earnings (Loss) before Extraordinary Item........        72.0      (206.3)       (5.8)
                                                                ========    ========    ========
Extraordinary item -- loss on early retirement of debt, net
  of applicable income tax benefit..........................        (2.6)         --          --
                                                                --------    --------    --------
       Net Earnings (Loss)..................................        69.4      (206.3)       (5.8)
Preferred dividends.........................................         5.5         8.7         8.9
                                                                --------    --------    --------
       Net Earnings (Loss) Available to Common
          Shareholders......................................    $   63.9    $ (215.0)   $  (14.7)
                                                                ========    ========    ========
EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary item...................    $   1.81    $  (6.20)   $   (.42)
  Extraordinary item........................................        (.07)         --          --
                                                                --------    --------    --------
       Net Earnings (Loss) Per Common Share.................    $   1.74    $  (6.20)   $   (.42)
                                                                ========    ========    ========
EARNINGS (LOSS) PER COMMON SHARE ASSUMING DILUTION:
  Income (loss) before extraordinary item...................    $   1.67    $  (6.20)   $   (.42)
  Extraordinary item........................................        (.06)         --          --
                                                                --------    --------    --------
       Net Earnings (Loss) Per Common Share Assuming
          Dilution..........................................    $   1.61    $  (6.20)   $   (.42)
                                                                ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31
                                                                ----------------------
                                                                  1997         1996
                                                                  ----         ----
                                                                (MILLIONS OF DOLLARS)
                           ASSETS
Cash and equivalents........................................    $  541.4     $   33.1
Accounts receivable.........................................       158.9        204.3
Investment in accounts receivable securitization............        48.7         27.0
Inventories.................................................       277.0        417.0
Prepaid expenses and income tax benefits....................       113.2         81.5
                                                                --------     --------
     Total current assets...................................     1,139.2        762.9
Property, plant and equipment...............................       313.9        350.3
Goodwill....................................................       143.8        154.0
Other intangible assets.....................................        48.4         63.1
Business investments and other assets.......................       156.8        124.9
                                                                --------     --------
     Total Assets...........................................    $1,802.1     $1,455.2
                                                                ========     ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt.............................................    $   28.6     $  280.1
Accounts payable............................................       102.3        142.7
Accrued compensation........................................        36.8         37.6
Accrued customer incentives.................................        22.4         20.3
Restructuring reserves......................................        31.5         55.2
Other accrued liabilities...................................       108.0        127.9
                                                                --------     --------
     Total current liabilities..............................       329.6        663.8
Long-term debt..............................................       273.1        209.6
Postemployment benefits.....................................       190.9        207.1
Other accrued liabilities...................................        64.2         56.2
                                                                --------     --------
     Total liabilities......................................       857.8      1,136.7
Minority interest -- preferred securities of affiliate......       575.0           --
                    SHAREHOLDERS' EQUITY
Series D preferred stock....................................          --         76.6
Series C ESOP preferred stock...............................        49.0         53.1
Common stock................................................       201.0        175.7
Additional paid-in capital..................................       332.6        283.5
Accumulated deficit.........................................      (123.6)      (193.0)
Unearned ESOP compensation..................................       (21.8)       (28.4)
Currency translation and other..............................       (67.9)       (49.0)
                                                                --------     --------
     Total Shareholders' Equity.............................       369.3        318.5
                                                                --------     --------
     Total Liabilities and Shareholders' Equity.............    $1,802.1     $1,455.2
                                                                ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31
                                                                -----------------------------
                                                                 1997       1996       1995
                                                                 ----       ----       ----
                                                                    (MILLIONS OF DOLLARS)
CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES
  Net earnings (loss).......................................    $  69.4    $(206.3)   $  (5.8)
  Adjustments to reconcile net earnings (loss) to net cash
     provided from (used by) operating activities:
     Depreciation and amortization..........................       52.8       63.7       61.0
     Gain on sales of businesses............................         --         --      (24.0)
     Restructuring charges (credits)........................       (1.1)      57.6       26.9
     Reengineering and other related charges (credits)......       (1.6)      11.4       13.9
     Adjustment of assets held for sale to fair value and
       other long lived assets..............................        2.4      151.3       51.8
     Vesting of restricted stock............................        9.0        0.4        0.1
     Loss on early retirement of debt.......................        4.1         --         --
     British pound currency option cost, net................       10.5         --         --
     Deferred income taxes..................................       13.0      (27.8)     (16.2)
     Postemployment benefits................................       (7.7)      (2.0)       1.8
     Decrease (increase) in accounts receivable.............        7.6       46.5       (5.0)
     Decrease (increase) in inventories.....................       59.9       54.5     (103.9)
     Increase (decrease) in accounts payable................      (19.5)     (25.5)       7.2
     Payments against restructuring and reengineering
       reserves.............................................      (26.2)     (17.6)     (19.4)
     Increase (decrease) in current liabilities and other          43.1       42.8      (23.1)
                                                                -------    -------    -------
     Net Cash Provided From (Used By) Operating
       Activities...........................................    $ 215.7    $ 149.0    $ (34.7)
                                                                =======    =======    =======
CASH PROVIDED FROM (USED BY) INVESTING ACTIVITIES
  Expenditures for property, plant and equipment and other
     long-term assets.......................................    $ (49.7)   $ (54.2)   $ (78.5)
  Acquisitions of businesses................................         --        (.3)     (72.1)
  Payments for rationalization of acquired businesses.......         --         --       (7.3)
  Proceeds from sales of business investments...............       73.6       42.0       48.5
  Fees paid in anticipation of business acquisition.........      (30.5)        --         --
  Other.....................................................        1.1         --         --
                                                                -------    -------    -------
     Net Cash Used By Investing Activities..................    $  (5.5)   $ (12.5)   $(109.4)
                                                                =======    =======    =======
CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES
  Issuance of common stock..................................    $  14.2    $    .6    $    .2
  Repurchase of common stock................................         --         --       (9.0)
  Proceeds from issuance of long-term debt..................      179.6         --      166.2
  Principal payments on long-term debt......................     (127.4)     (29.4)     (24.9)
  Increase (decrease) in short-term debt....................     (235.8)     (61.4)      33.7
  Fees for early retirement of debt.........................       (4.1)        --         --
  Fees paid for debt issuance...............................      (25.6)        --         --
  Investment in accounts receivable securitization..........      (31.8)        --         --
  Issuance of preferred securities of affiliate.............      575.0         --         --
  Fees paid for issuance of preferred securities of
     affiliate..............................................      (17.2)        --         --
  Dividends.................................................      (24.8)     (26.9)     (27.3)
  Other.....................................................       (4.0)      (5.7)       (.4)
                                                                -------    -------    -------
     Net Cash Provided From (Used By) Financing
       Activities...........................................      298.1     (122.8)     138.5
                                                                -------    -------    -------
     Increase (Decrease) In Cash And Equivalents............      508.3       13.7       (5.6)
Cash and equivalents at beginning of year...................       33.1       19.4       25.0
                                                                -------    -------    -------
     Cash and Equivalents at End of Year....................    $ 541.4    $  33.1    $  19.4
                                                                =======    =======    =======

          See accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          SERIES C                            RETAINED
                              SERIES C      ESOP               ADDITIONAL     EARNINGS       UNEARNED      CURRENCY
                              PREFERRED   PREFERRED   COMMON    PAID-IN     (ACCUMULATED       ESOP       TRANSLATION
                                STOCK       STOCK     STOCK     CAPITAL       DEFICIT)     COMPENSATION    AND OTHER     TOTAL
                              ---------   ---------   ------   ----------   ------------   ------------   -----------    -----
                                                                    (MILLIONS OF DOLLARS)
BALANCE AT DECEMBER 31,
  1994.......................   $76.6       $59.1     $174.9     $277.8       $  73.3         $(39.8)       $(33.4)     $ 588.5
Net loss.....................                                                    (5.8)                                     (5.8)
Net issuance of restricted
  stock......................                           2.2         6.5                                       (7.7)         1.0
Exercise of stock options....                                        .2                                                      .2
Repurchase of common stock...                          (1.9)       (5.3)                                                   (7.2)
Retirement of Series C ESOP
  preferred stock............                (2.3)                                                                         (2.3)
Amortization of unearned ESOP
  compensation...............                                                                    5.5                        5.5
Dividends....................                                                   (27.3)                                    (27.3)
Preferred dividend tax
  benefits...................                                       1.6                                                     1.6
Currency translation.........                                                                                 (1.5)        (1.5)
Pension adjustment...........                                                                                 (2.4)        (2.4)
                                -----       -----     ------     ------       -------         ------        ------      -------
BALANCE AT DECEMBER 31,
  1995.......................   $76.6       $56.8     $175.2     $280.8       $  40.2         $(34.3)       $(45.0)     $ 550.3
                                =====       =====     ======     ======       =======         ======        ======      =======
Net loss.....................                                                  (206.3)                                   (206.3)
Net issuance of restricted
  stock......................                            .3          .9                                       (1.2)          --
Exercise of stock options....                            .2          .4                                                      .6
Retirement of Series C ESOP
  preferred stock............                (3.7)                                                                         (3.7)
Amortization of unearned ESOP
  compensation...............                                                                    5.9                        5.9
Dividends....................                                                   (26.9)                                    (26.9)
Preferred dividend tax
  benefits...................                                       1.4                                                     1.4
Currency translation effect
  on assets held for sale....                                                                                              20.1
Currency translation.........                                                                                             (24.4)
Pension adjustment...........                                                                                  1.5          1.5
                                -----       -----     ------     ------       -------         ------        ------      -------
BALANCE AT DECEMBER 31,
  1996.......................   $76.6       $53.1     $175.7     $283.5       $(193.0)        $(28.4)       $(49.0)     $ 318.5
                                =====       =====     ======     ======       =======         ======        ======      =======
Net earnings.................                                                    69.4                                      69.4
Conversion of Series D
  preferred stock............   (76.6)                 22.3        54.3                                                      --
Net repurchase of restricted
  stock......................                           (.4)       (1.1)                                       1.5           --
Vesting of restricted
  stock......................                                       5.0                                        5.2         10.2
Exercise of stock options....                           3.4        10.8                                                    14.2
Retirement of Series C ESOP
  preferred stock............                (4.1)                                                                         (4.1)
Amortization of unearned ESOP
  compensation...............                                                                    6.6                        6.6
Dividends....................                                     (24.8)                                                  (24.8)
Preferred dividend tax
  benefits...................                                       4.9                                                     4.9
Currency translation.........                                                                                (27.4)       (27.4)
Pension adjustment...........                                                                                  1.8          1.8
                                -----       -----     ------     ------       -------         ------        ------      -------
BALANCE AT DECEMBER 31,
  1997.......................   $  --       $49.0     $201.0     $332.6       $(123.6)        $(21.8)       $(67.9)     $ 369.3
                                =====       =====     ======     ======       =======         ======        ======      =======

          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

     ORGANIZATION -- Federal-Mogul Corporation (the Company) is a global manufacturer and distributor of a broad range of non-discretionary parts primarily for automobiles, light trucks, heavy trucks, farm and construction vehicles. The Company was founded in 1899.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     CASH AND EQUIVALENTS -- The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

     INVENTORIES -- Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 55% and 48% of the inventory at December 31, 1997 and 1996, respectively. The remaining inventories are costed using the first-in, first-out (FIFO) method. If inventories had been valued at current cost, amounts reported at December 31 would have been increased by $44.5 million in 1997 and $49.4 million in 1996.

     Inventory quantity reductions resulting in liquidations of certain LIFO inventory layers increased net earnings by $3.2 million and $3.1 million ($.08 and $.09 per diluted share) in 1997 and 1996, respectively. There was no effect on operations for 1995.

     At December 31, inventories consisted of the following:

                                                               1997     1996
                                                               ----     ----
                                                               (MILLIONS OF
                                                                 DOLLARS)
Finished products...........................................  $254.6   $417.0
Work-in-process.............................................    21.8     28.0
Raw materials...............................................    15.7     20.0
                                                              ------   ------
                                                               292.1    465.0
Reserve for inventory valuation.............................   (15.1)   (48.0)
                                                              ------   ------
                                                              $277.0   $417.0
                                                              ======   ======

     The $32.9 million decrease in the reserve for inventory valuation resulted primarily from the Company's initiative to dispose of fully reserved slow moving and obsolete inventory, and the sales of certain international retail and wholesale businesses.

     GOODWILL AND OTHER INTANGIBLE ASSETS -- Intangible assets, which result principally from acquisitions, consist of goodwill, trademarks, non-compete agreements, patents and other intangibles. Intangible assets are periodically reviewed for impairment based on an assessment of future cash flows, or fair value for assets held for sale, to ensure that they are appropriately valued. Intangible assets are amortized on a straight-line basis over their estimated useful lives, generally ranging from three to fifteen years for other intangible assets and generally forty years for goodwill. Goodwill and other intangible assets reflected in the consolidated balance sheets are net of accumulated amortization of $20.0 million and $18.7 million for goodwill and $28.9 million and $22.1 million for other intangible assets at December 31, 1997 and 1996, respectively. Impairment charges recorded in 1997, 1996 and 1995 related primarily to assets held for sale. Management believes that the remaining intangible assets, which relate only to the core manufacturing and distribution businesses, are not impaired, and their remaining amortization periods are appropriate.

     REVENUE RECOGNITION -- The Company recognizes revenue and returns from product sales and the related customer incentive and warranty expense when goods are shipped to the customer.

     RESEARCH AND DEVELOPMENT AND ADVERTISING COSTS -- The Company expenses research and development costs as incurred. Research and development expense was $13.1 million, $14.4 million and $15.1 million for 1997, 1996 and 1995, respectively.

     Costs associated with advertising and promotion are expensed as incurred. Advertising and promotion expense was $31.8 million, $34.0 million and $19.1 million for 1997, 1996 and 1995, respectively.

     CURRENCY TRANSLATION -- Exchange adjustments related to international currency transactions and translation adjustments for subsidiaries whose functional currency is the United States dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of operations. Translation adjustments of international subsidiaries for which the local currency is the functional currency are reflected in the consolidated financial statements as a separate component of shareholders' equity.

     EARNINGS PER SHARE -- In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements (refer to Note 13).

     EFFECT OF ACCOUNTING PRONOUNCEMENT -- In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. Beginning in 1998, the Company will provide the information relating to comprehensive income to conform to the requirements.

     ENVIRONMENTAL LIABILITIES -- The Company recognizes estimated environmental liabilities when a loss is probable. Such liabilities are generally not subject to insurance coverage.

     Each environmental obligation is estimated by engineering and legal specialists within the Company based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties will be able to fulfill their commitments at the sites where the Company may be jointly and severally liable with such parties (refer to Note 18).

     The Company regularly evaluates and revises its estimates for environmental obligations based on expenditures against established reserves and the availability of additional information.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     RECLASSIFICATIONS -- Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 1997.

2. RESTRUCTURING CHARGES

     The following is a summary of restructuring charges and related activity for 1995, 1996 and 1997 (in millions of dollars):

                                     1995 RESTRUCTURING    1996 RESTRUCTURING     1997 RESTRUCTURING
                                          PROVISION             PROVISION             PROVISION
                                     -------------------   -------------------   --------------------
                                     SEVERANCE     EXIT    SEVERANCE     EXIT    SEVERANCE       EXIT   TOTAL
                                     ---------     ----    ---------     ----    ---------       ----   -----
1995 restructuring charge..........    $ 20.1     $ 6.8      $   --     $  --      $  --         $ --   $ 26.9
Payments against restructuring
  reserves.........................     (16.2)       --          --        --         --           --    (16.2)
                                       ------     -----      ------     -----      -----         ----   ------
Balance of restructuring reserves
  at December 31, 1995.............       3.9       6.8          --        --         --           --     10.7
1996 restructuring charge..........        --        --        42.8      14.8         --           --     57.6
Payments against restructuring
  reserves.........................      (3.9)     (3.4)       (4.8)     (1.0)        --           --    (13.1)
                                       ------     -----      ------     -----      -----         ----   ------
Balance of restructuring reserves
  at December 31, 1996.............        --       3.4        38.0      13.8         --           --     55.2
1997 restructuring charge..........        --        --          --        --       16.7          5.3     22.0
Adjustment to restructuring
  reserves.........................        --       (.9)      (20.8)     (1.4)        --           --    (23.1)
                                       ------     -----      ------     -----      -----         ----   ------
1997 restructuring charges (net)...        --       (.9)      (20.8)     (1.4)      16.7          5.3     (1.1)
Payments against restructuring
  reserves.........................        --      (1.7)      (14.0)     (3.7)       (.1)          --    (19.5)
                                       ------     -----      ------     -----      -----         ----   ------
Balance of restructuring reserves
  at December 31, 1997.............    $   --     $ 0.8      $  3.2     $ 8.7      $16.6         $5.3   $ 34.6
                                       ======     =====      ======     =====      =====         ====   ======

1997

     The Company's total restructuring reserves at December 31, 1997 of $34.6 million include $3.1 million of severance which will be paid over the next two years and has been classified as noncurrent other accrued liabilities in the balance sheet.

     Results of operations in the fourth quarter of 1997 include a $22.0 million charge for 1997 severance and exit costs. The restructuring actions are designed to improve the Company's cost structure, streamline operations and divest the Company of underperforming assets. The majority of the 1997 charge is expected to be paid out during 1998.

     Employee severance costs for 1997 result from the planned termination of approximately 500 employees, in various business operations of the Company. The severance costs were based on the minimum levels that will be paid to the affected employees pursuant to the Company's workforce reduction policies and certain foreign governmental regulations.

     Exit costs for 1997 principally include lease termination costs for certain North American distribution service branches and retail aftermarket operations in Puerto Rico, and the consolidation of certain European distribution, and North American and European manufacturing operations.

1996

     Primarily due to the T&N and Fel-Pro transactions (refer to Note 20), the Company elected not to fully implement the following actions under the 1996 restructuring plan:

          - Reductions to the operational and administrative staff were not made to the extent that was originally planned.

          - Reconfiguration of the North American distribution network was altered to accommodate the planned integration of T&N and Fel-Pro aftermarket operations;

          - Relocation of certain European manufacturing product lines to lower cost areas within Europe and related workforce reductions did not take place. Management of the Company decided not to pursue this action primarily in anticipation of the integration of future acquisitions.

     Primarily as a result of actions not fully implemented under the 1996 restructuring plan, the Company's 1997 operating results were increased by $23.1 million for the reversal of previously recognized 1996 and 1995 restructuring charges.

     Results of operations in the fourth quarter of 1996 include a restructuring charge of $57.6 million for severance and exit costs for certain facilities.

     As of December 31, 1997, employee severance costs related to the 1996 charge have resulted in the termination of approximately 600 employees, primarily in the international retail aftermarket and wholesale aftermarket operations, the North American distribution business and a closed manufacturing operation. The Company expects to pay out most of the remaining 1996 severance charge in 1998.

     Exit costs for 1996 principally include lease termination costs of international retail aftermarket stores and certain international wholesale aftermarket operations, the consolidation of certain North American distribution facilities and the closing of a North American manufacturing operation. The Company expects to pay out most of the remaining 1996 exit costs in 1998.

1995

     Results of operations in the second and fourth quarters of 1995 include restructuring charges of $6.1 million and $20.8 million, respectively, for employee severance and exit costs for certain facilities.

     Employee severance costs for 1995 resulted from the termination of approximately 750 employees, primarily in Argentina, the United States and Europe. Exit costs for 1995 include efforts to consolidate and restructure selected operations primarily in the United States including costs for certain aftermarket and related facilities consolidated after the acquisition of SPX Corporation's Sealed Power Replacement aftermarket business. Operating results for 1997 were increased by $0.9 million relating to 1995 exit costs being reversed.

3. ADJUSTMENT OF ASSETS HELD FOR SALE TO FAIR VALUE AND OTHER LONG LIVED ASSETS

     The Company continually reviews all components of its businesses for possible improvement of future profitability through acquisition, divestiture, reengineering or restructuring.

     The Company also continually reviews and updates its impairment reserves related to the divestiture of its remaining international retail/wholesale aftermarket operations and other long lived assets and adjusts the reserve components to approximate their net fair value.

     In the fourth quarter of 1997, the Company recognized a charge of $2.4 million to write-down certain long lived assets to fair value. As of December 31, 1997, assets held for sale primarily include retail aftermarket operations in Puerto Rico, Ecuador, Venezuela and Panama. The Company expects to complete the actions related to those assets to be disposed of in 1998.

     During 1996, management designed and implemented a restructuring plan to aggressively improve the Company's cost structure, streamline operations and divest the Company of underperforming assets. As part of this plan, the Company decided to sell 132 international retail aftermarket operations, sell or restructure 30 wholesale aftermarket operations and consolidate a North American manufacturing operation. The carrying value of the assets held for sale was reduced to fair value based on estimates of selling values less costs to sell. Selling values used to determine the fair value of assets held for sale were determined using market prices (i.e. valuation multiples) of comparable companies from other 1996 transactions. The resulting adjustment of $148.5 million to reduce assets held for sale to fair value was recorded in the fourth quarter of 1996. During 1997, the Company completed the following actions related to the 1996 restructuring plan; 1) divested 72 international retail aftermarket operations, 2) sold or restructured 25 wholesale aftermarket operations, and 3) consolidated a North American manufacturing operation (refer to Note 7). In 1996, the Company also recorded an additional writedown of $2.8 million to the net asset value of the United States ball bearings manufacturing operations. In 1995, the Company decided to sell the ball bearings operations and reduced the carrying value by $17.0 million to record assets held for sale at fair value.

     In 1995, the Company decided to sell its heavy wall bearing operations in Germany and Brazil and certain other non-strategic assets. The Company estimated the fair value of the businesses held for sale based on discussions with prospective buyers, adjusted for selling costs. The Company reduced its carrying value by $17.0 million to record assets held for sale at fair value.

     In addition, in 1995, the Company reduced the carrying value of certain other impaired long-lived assets by $17.8 million to record them at fair value. No further significant fair value adjustments were recorded for these assets in 1996 or 1997.

     The carrying value of net assets held for sale as of December 31, 1997 and 1996 are as follows:

                                                                1997    1996
                                                                ----    ----
                                                                (MILLIONS OF
                                                                  DOLLARS)
Accounts receivable.........................................    $ 5     $ 38
Inventory...................................................     27       88
Noncurrent assets...........................................      3       11
Accounts payable............................................     (4)     (29)
Other net current liabilities...............................     (2)      (1)
                                                                ---     ----
Total.......................................................    $29     $107
                                                                ===     ====

     Net sales for all assets held for sale and adjusted to fair value approximated $114 million, $335 million and $322 million in 1997, 1996 and 1995, respectively. Net sales for the remaining retail aftermarket operations held for sale at December 31, 1997 approximated $44 million, $48 million and $22 million in 1997, 1996 and 1995, respectively.

4. REENGINEERING AND OTHER RELATED CHARGES

     Operating results for 1997 include a credit of $1.6 million relating to the reversal of certain 1996 reengineering and other related charges.

     In 1996, the Company initiated an extensive effort to strategically review its businesses and focus on its competencies of manufacturing, engineering and distribution. As a result of this process, the Company incurred $11.4 million for professional fees and personnel costs related to the strategic review of the Company and changes in management and related costs.

     In 1995, the Company recognized $13.9 million for reengineering and other costs. These costs included $7.0 million in professional fees and personnel costs to reengineer the business on a Company-wide basis and $6.9 million primarily for certain other non-recurring costs relating to brand consolidation at the customer level of the Company's Federal-Mogul(R), TRW(R) and Sealed Power(R) branded engine parts.

5. CHANGES IN ACCOUNTING ESTIMATES

     During the third and fourth quarters of 1996, the Company made certain changes in accounting estimates totaling $51 million ($34 million after tax, $.98 per share) attributable to 1996 events and new information becoming available. The changes in accounting estimates included increasing the provision for customer incentive programs and related sales initiatives by $18 million, increasing the provision for excess and obsolete inventory by $13 million, increasing the provision for bad debts by $3 million, increasing the provision for environmental and legal matters by $9 million and increasing various other provisions by approximately $8 million.

6. ACQUISITIONS OF BUSINESSES

     The Company accounted for the following acquisitions as purchases, and accordingly, the purchase prices have been allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date. The consolidated statements of operations include the operating results of the acquired businesses from the acquisition dates.

     In September 1995, the Company completed its acquisition of the Centropiezas group, a chain of retail stores in Puerto Rico.

     Also in September 1995, the Company purchased United Kingdom-based Seal Technology Systems Ltd., a leading designer and manufacturer of a specialized range of seals and gaskets for the automotive sector and other industrial markets.

     In June 1995, the Company acquired Bertolotti Pietro e Figli, S.r.1. (Bertolotti), a distributor of premium brand European auto and truck parts throughout Italy.

7. SALES OF BUSINESSES

     Results of operations have been included through the applicable date of sale for the following transactions:

     During 1997, the Company received $73.6 million in net cash proceeds for sales of their aftermarket operations in South Africa, Australia, and Chile and their heavy wall bearing operations in Germany and Brazil.

     During 1996, the Company received $42 million in net cash proceeds for sales of their United States ball bearings and electrical products manufacturing operations.

     Except for the sale of the electrical products manufacturing operations, sales of businesses in 1997 and 1996 relate to assets previously adjusted to fair value (refer to Note 3). Accordingly, no gain or loss was recognized on the date of sale related to these transactions. In addition, no gain or loss was recognized related to the sale of the electrical products manufacturing operations.

     In December 1995, the Company sold its equity interest in Westwind Air Bearings, Ltd. in the United Kingdom and its affiliated operations in the United States and Japan for $20.5 million. The Company recognized a pretax gain on the sale of $16.2 million.

     In April 1995, the Company completed the sale of the operations and substantially all of the assets of its Precision Forged Products Division to Borg-Warner Automotive, Inc. The Company received $28.0 million in cash and retained customer receivables while Borg-Warner assumed certain liabilities. The Company recognized a pretax gain on the sale of $7.8 million.

8. FINANCIAL INSTRUMENTS

Foreign Exchange Risk and Commodity Price Management

     In connection with the proposed T&N plc acquisition (refer to Note 20) the Company purchased a British pound currency option for $28.1 million with a notional amount of $2.5 billion to cap the effect of potential unfavorable fluctuations in the British pound/U.S. dollar exchange rate. The cost of the option and its change in fair value has been reflected in the results of operations in the fourth quarter of 1997. At

December 31, 1997, the Company recognized a net loss on this transaction of $10.5 million. The option was settled in the first quarter of 1998 resulting in a loss of $17.3 million (refer to Note 20).

     The Company is subject to exposure to market risks from changes in foreign exchange rates and raw material price fluctuations. Derivative financial instruments are utilized by the Company to reduce those risks. Except for the British pound currency option discussed above, the Company does not hold or issue derivative financial instruments for trading purposes.

     Other than the British pound currency option discussed above, the Company does not have foreign exchange forward or currency option contracts outstanding at December 31, 1997. As of December 31, 1996, the Company had foreign exchange forward contracts principally for Japanese yen and South African rand totaling a notional amount of $6.6 million. At December 31, 1996, there was no deferred gain or loss related to foreign exchange forward contracts.

     The Company has entered into copper contracts to hedge against the risk of price increases. These contracts are expected to offset the effects of price changes on the firm purchase commitments for copper and expire in 1998. Under the agreements, the Company is committed to purchase 7.3 million pounds of copper. The net unrealized loss on these firm purchase commitments at December 31, 1997 is $0.7 million.

     Deferred gains and losses are included in other assets and liabilities and recognized in operations when the future purchase or sale occurs, or at the point in time when the purchase or sale is no longer expected to occur.

Accounts Receivable Securitization

     During 1997, the Company replaced an existing accounts receivable securitization program with a new program which provides up to $100 million of financing. On an ongoing basis, the Company sells certain accounts receivable to Federal-Mogul Funding Corporation (FMFC), a wholly-owned subsidiary of the Company, which then sells such receivables, without recourse, to a master trust. Amounts sold under these arrangements were $63.2 million and $95 million at December 31, 1997 and 1996 respectively, and have been excluded from the balance sheets. The Company's retained interest in the accounts receivable sold to FMFC is included in the balance sheet caption Investment in Accounts Receivable Securitization.

Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash investments. The Company's customer base includes virtually every significant global automotive manufacturer and a large number of distributors and installers of automotive aftermarket parts. The Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions help to mitigate any concentration of credit risk. The Company requires placement of investments in financial institutions evaluated as highly creditworthy.

     The Company does not generally require collateral for its trade accounts receivable or those assets included in the investment in accounts receivable securitization. The allowance for doubtful accounts of $18.7 million and $16.3 million at December 31, 1997 and 1996 is based upon the expected collectibility of trade accounts receivable.

Fair Value of Financial Instruments

     The carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable, accounts payable, British pound currency option, and short-term debt approximate their fair values. The carrying amounts and estimated fair values of the Company's long term debt were $273.1 million and $286.1 million at December 31, 1997. The fair value of the long-term debt is estimated using discounted cash flow analysis and the Company's current incremental borrowing rates for similar types of arrangements.

9. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and include expenditures which materially extend the useful lives of existing buildings, machinery and equipment.

     Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Depreciation expense for the years ended December 31, 1997, 1996 and 1995, was $42.6 million, $49.8 million and $48.3 million, respectively.

     At December 31, property, plant and equipment consisted of the following:

                                                      ESTIMATED
                                                     USEFUL LIFE     1997       1996
                                                     -----------     ----       ----
                                                           (MILLIONS OF DOLLARS)
Land.............................................            --     $  29.1    $  32.1
Buildings and building improvements..............       40 yrs.       124.0      144.1
Machinery and equipment..........................     3-12 yrs.       363.4      378.8
                                                                    -------    -------
                                                                      516.5      555.0
Accumulated depreciation.........................                    (202.6)    (204.7)
                                                                    -------    -------
                                                                    $ 313.9    $ 350.3
                                                                    =======    =======

     The Company leases various facilities and equipment under both capital and operating leases. Net assets subject to capital leases were not significant at December 31, 1997 and 1996.

     The balance of the deferred gain resulting from the 1988 sale and leaseback of a portion of the corporate headquarters complex was $7.1 million at December 31, 1997. The deferred gain is being amortized over the term of the lease as a reduction of rent expense. Future minimum payments under noncancelable operating leases with initial or remaining terms of more than 1 year are, in millions:
1998 -- $20.3; 1999 -- $16.8; 2000 -- $13.8; 2001 -- $11.8; 2002 -- $10.6 and
thereafter $42.0. Future minimum lease payments have been reduced by approximately $26.2 million for amounts to be received under sublease agreements.

     Total rental expense under operating leases was $29.1 million in 1997, $33.8 million in 1996 and $34.0 million in 1995, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

10. DEBT

     In December 1997, the Company entered into a $3.25 billion committed bank facility with a reputable financial institution related to the proposed T&N plc acquisition (refer to Note 20). The facility provides for up to $2.75 billion of senior debt and up to $500 million of subordinated debt. This facility is contingent upon the acquisition of T&N plc. Accordingly no amounts are outstanding as of December 31, 1997.

     In June 1997, the Company entered into a new $350 million multicurrency revolving credit facility with a consortium of international banks which matures in June 2002. The multicurrency revolving credit facility replaced the existing U.S. and European revolving credit facilities. The multicurrency revolving credit facility contains restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of December 31, 1997, there were no borrowings outstanding against the multicurrency revolving credit facility. As of December 31, 1996, the Company had $185 million borrowed against the U.S. revolver and $9 million borrowed against the European revolver, both of which were included in short-term debt. Short-term debt also includes international subsidiaries local credit arrangements that have terms in accordance with local customary practice. The weighted average interest rate for the Company's short-term debt was 9.9% and 7.9% as of December 31, 1997 and 1996, respectively.

     Long-term debt at December 31 consists of the following:

                                                                 1997      1996
                                                                 ----      ----
                                                                  (MILLIONS OF
                                                                    DOLLARS)
Medium-term notes...........................................    $125.0    $125.0
Senior notes................................................     124.6        --
Private placement debt......................................        --      64.7
ESOP obligation.............................................      21.9      28.0
Other.......................................................      11.8      17.8
                                                                ------    ------
                                                                 283.3     235.5
Less current maturities included in short-term debt.........      10.2      25.9
                                                                ------    ------
                                                                $273.1    $209.6
                                                                ======    ======

     In April 1997, the Company issued $125.0 million of ten-year 8.8% senior notes.

     During the second quarter of 1997, the Company retired $64.7 million in private placement debt. The early retirement of the debt required a make-whole payment of $4.1 million, which was recognized as an extraordinary item of $2.6 million, net of the related tax benefit.

     In August 1994, the Company initiated a medium-term note program for up to $200 million. Notes were issued in maturities ranging from five to ten years. The average interest rate was approximately 8.4%.

     The ESOP obligation represents the unpaid principal balance on an 11 year loan entered into by the Company's ESOP in 1989. Proceeds of the loan were used by the ESOP to purchase the Company's Series C ESOP preferred stock. Payment of principal and interest on the notes is unconditionally guaranteed by the Company, and therefore, the unpaid principal balance of the borrowing is classified as long-term debt. Company contributions and dividends on the preferred shares held by the ESOP are used to meet semi-annual principal and interest obligations.

     The original ESOP obligation bore an annual interest rate of 11.5%. The obligation was refinanced on June 30, 1995 at a fixed interest rate of 7.2%. The ESOP obligation matures in December 2000.

     Aggregate maturities of long-term debt for each of the years following 1998 are, in millions: 1999 -- $29.2; 2000 -- $31.8; 2001 -- $45.0; 2002 -- $6.0 and
thereafter $161.1.

     Interest paid in 1997, 1996 and 1995 was $30.7 million, $43.5 million and $37.1 million, respectively.

11. CAPITAL STOCK AND PREFERRED SHARE PURCHASE RIGHTS

     The Company's articles of incorporation authorize the issuance of 60,000,000 shares of common stock, of which 40,196,603 shares, 35,130,359 shares and 35,044,859 shares were outstanding at December 31, 1997, 1996 and 1995, respectively.

     In August 1997, the Company announced a call for the redemption of all its outstanding $3.875 Series D Convertible Exchangeable Preferred Stock. These preferred stockholders elected to convert each preferred share into 2.778 shares of common stock. The Company issued 4.4 million shares of common stock in exchange for all of the outstanding Series convertible exchangeable preferred stock.

     The Company's ESOP covers substantially all domestic salaried employees and allocates Series ESOP Convertible Preferred Stock to eligible employees based on their contributions to the Salaried Employees' Investment Program and their eligible compensation. There were 773,351, 835,898 and 892,620 shares of Series C ESOP preferred stock outstanding at December 31, 1997, 1996 and 1995, respectively. The Series C ESOP preferred shares are nonvoting and pay dividends at a rate of 7.5%. The Company repurchased and retired 62,547 Series C ESOP preferred shares valued at $4.0 million during 1997 and 56,722 Series C ESOP preferred shares valued at $3.6 million during 1996, all of which were forfeited by participants upon early withdrawal from the plan.

     The Series C ESOP preferred stock is convertible into shares of the Company's common stock at a rate of two shares of common stock for each share of preferred stock. The Series C ESOP preferred stock may be issued only to a trustee acting on behalf of an employee stock ownership plan or other employee benefit plan of the Company. These shares are automatically converted into shares of common stock in the event of any transfer to any person other than the plan trustee. The Series C ESOP preferred stock is redeemable, in whole or in part, at the option of the Company.

     The charge to operations for the cost of the ESOP was $5.2 million in 1997, $4.2 million in 1996 and $4.4 million in 1995. The Company made cash contributions to the plan of $8.1 million in 1997 and 1996, and $8.5 million in 1995, including preferred stock dividends of $3.8 million in 1997, $4.1 million in 1996 and $4.3 million in 1995. ESOP shares are released as principal and interest on the debt is paid. The ESOP Trust uses the preferred dividends not allocated to employees to make principal and interest payments on the debt. Compensation expense is measured based on the fair value of shares committed to be released to employees. Dividends on ESOP shares are treated as a reduction of retained earnings in the period declared. The number of allocated shares and suspense shares held by the ESOP were 532,817 and 240,534 at December 31, 1997, and 504,435 and 331,463 at December 31, 1996, respectively. There were no committed-to-be-released shares at December 31, 1997 and December 31, 1996. Any repurchase of the ESOP shares is strictly at the option of the Company.

     In 1988, the Company's Board of Directors authorized the distribution of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Company. Each Right entitles shareholders to buy one-half of one-hundredth of a share of a new Series of preferred stock at a price of $70.

     As distributed, the Rights trade together with the common stock of the Company. They may be exercised or traded separately only after the earlier to occur of: (i) ten days following a public announcement that a person or group of persons has obtained the right to acquire 10% or more of the outstanding common stock of the Company (20% in the case of certain institutional investors), or
(ii) ten business days (or such later date as may be determined by action of the Board of Directors) following the commencement or announcement of an intent to make a tender offer or exchange offer which would result in beneficial ownership by a person or group of persons of 10% or more of the Company's outstanding common stock. Additionally, if the Company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the Right's exercise price, shares of the acquiring Company's common stock (or stock of the Company if it is the surviving corporation) having a market value of twice the Right's exercise price.

     The Rights may be redeemed at the option of the Board of Directors for $.005 per Right at any time before a person or group of persons acquires 10% or more of the Company's common stock. The Board may amend the Rights at any time without shareholder approval. The Rights will expire by their terms on November 14, 1998.

12. MINORITY INTEREST -- PREFERRED SECURITIES OF AFFILIATE

     In December 1997, the Company's wholly-owned financing trust ("Affiliated") completed a $575 million private issue of 11.5 million shares of 7.0% Trust Convertible Preferred Securities ("TCP Securities") with a liquidation value of $50 per convertible security. The net proceeds from the TCP Securities were used to purchase an equal amount of 7.0% Convertible Junior Subordinate Debentures ("Debentures") of the Company. The TCP Securities represent an undivided interest in the Affiliate's assets, with a liquidation preference of $50 per security.

     Distribution on the TCP Securities are cumulative and will be paid quarterly in arrears at an annual rate of 7.0%, and are included in the consolidated statement of operations as a component of Other Expense, Net.

The Company has the option to defer payment of the distributions for an extension period of up to 20 consecutive quarters if the Company is in compliance with the terms of the TCP Securities.

     The shares of the TCP Securities are convertible, at the option of the holder, into the Company's common stock at an equivalent conversion price of approximately $51.50 per share, subject to adjustment in certain events. The TCP Securities and the Debentures will be redeemable, at the option of the Company, on or after December 6, 2000 at a Redemption Price, expressed as a percentage of principal which is added to accrued and unpaid interest. The Redemption Price range is from 104.2% on December 6, 2000 to 100.0% after December 1, 2007. All outstanding TCP Securities and Debentures are required to be redeemed by December 1, 2027.

13. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

                                                                1997      1996       1995
                                                                ----      ----       ----
Numerator:
  Net earnings (loss) after extraordinary item..............    $69.4    $(206.3)   $ (5.8)
  Extraordinary item -- loss on early retirement of debt net
     of applicable tax benefit..............................     (2.6)        --        --
                                                                -----    -------    ------
  Net earnings (loss) before extraordinary item.............     72.0     (206.3)     (5.8)
  Series C preferred dividend requirement...................     (2.4)      (2.5)     (2.7)
  Series D preferred dividend requirement...................     (3.1)      (6.2)     (6.2)
                                                                -----    -------    ------
  Numerator for basic earnings per share -- income (loss)
     available to common shareholders before extraordinary
     item...................................................    $66.5    $(215.0)   $(14.7)
  Effect of dilutive securities:
     Series C preferred dividend requirement................      2.4         --        --
     Series D preferred dividend requirement................      3.1         --        --
     Additional required ESOP contribution..................     (1.9)        --        --
                                                                -----    -------    ------
  Numerator for diluted earnings per share -- income (loss)
     available to common shareholders after assumed
     conversions, before extraordinary item.................    $70.1    $(215.0)   $(14.7)
                                                                -----    -------    ------
Numerator for basic earnings per share -- income (loss)
  available to common shareholders after extraordinary
  item......................................................    $63.9    $(215.0)   $(14.7)
Numerator for diluted earnings per share -- income (loss)
  available to common shareholders after extraordinary
  item......................................................    $67.5    $(215.0)   $(14.7)
Denominator:
  Denominator for basic earnings per share -- weighted
     average shares.........................................     36.6       34.7      34.6
  Effect of dilutive securities:
     Dilutive stock options outstanding.....................      0.4         --        --
     Nonvested stock........................................      0.3         --        --
     Conversion of Series C preferred stock.................      1.6         --        --
     Conversion of Series D preferred stock.................      3.0         --        --
                                                                -----    -------    ------
  Dilutive potential common shares..........................      5.3         --        --
     Denominator for dilutive earnings per share -- adjusted
      weighted average shares and assumed conversions.......     41.9       34.7      34.6
                                                                =====    =======    ======
Basic earnings (loss) per share before extraordinary item...    $1.81    $ (6.20)   $(0.42)
                                                                =====    =======    ======
Basic earnings (loss) per share after extraordinary item....    $1.74    $ (6.20)   $(0.42)
                                                                =====    =======    ======
Diluted earnings (loss) per share before extraordinary
  item......................................................    $1.67    $ (6.20)   $(0.42)
                                                                =====    =======    ======
Diluted earnings (loss) per share after extraordinary
  item......................................................    $1.61    $ (6.20)   $(0.42)
                                                                =====    =======    ======

     For additional disclosures regarding the Series C and Series D preferred stock, the employee stock options and nonvested stock shares, refer to Notes 11 and 14.

     Convertible preferred securities (refer to Note 12) redeemable for 11.5 million shares of common stock were outstanding for a portion of 1997 but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

14. INCENTIVE STOCK PLANS

     The Company's shareholders adopted stock option plans in 1976 and 1984 and performance incentive stock plans in 1989 and 1997. These plans provide generally for awarding restricted shares or granting options to purchase shares of the Company's common stock. Restricted shares entitle employees to all the rights of common stock shareholders, subject to certain transfer restrictions and to forfeiture in the event that the conditions for their vesting are not met. Options entitle employees to purchase shares at an exercise price not less than 100% of the fair market value on the grant date and expire after a five or ten year period as determined by the Board of Directors.

     Under the plans, awards vest from 6 months to 5 years after their date of grant, as determined by the Board of Directors at the time of grant. At December 31, 1997, there were 934,245 shares available for future grants under the plans.

     In October 1997, the Company met certain share price performance criteria under the 1989 Long-Term Incentive Plan which resulted in the recognition of $5.4 million in compensation expense relating to the vesting of restricted stock awards. The total compensation cost that has been charged to operations for vesting of restricted stock awards was $9.0 million, $0.4 million and $0.1 million in 1997, 1996 and 1995, respectively.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock awards. Accordingly, no compensation cost has been recognized for its stock option grants, as the exercise price of the Company's employee stock options equals the underlying stock price on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board Statement No. 123 "Accounting for Stock Based Compensation," the Company's net earnings (loss), in millions, and earnings
(loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                                1997      1996      1995
                                                                ----      ----      ----
Net earnings (loss) as reported.............................    $69.4    $(206.3)   $(5.8)
Pro forma...................................................    $70.7    $(207.1)   $(6.0)
Basic earnings (loss) per share as reported.................    $1.74    $ (6.20)   $(.42)
Pro forma...................................................    $1.78    $ (6.22)   $(.43)
Diluted earnings (loss) per share as reported...............    $1.61    $ (6.20)   $(.42)
Pro forma...................................................    $1.64    $ (6.22)   $(.43)

     Pro forma information regarding net income and earnings per share is required by Statement 123 as if the Company had accounted for its employee stock options under the fair value method. The fair value for options is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.5%; dividend yields of 1.5%, 2.3% and 2.4%; volatility factors of the expected market price of the Company's common stock of 27.2%, 11.2% and 8.1% and a weighted average expected life of the option of five years. The fair value of nonvested stock awards is equal to the market price of the stock on the date of the grant.

     Since the above pro forma disclosures of results are only required to consider grants awarded in 1995 and thereafter, the pro forma effects during this initial phase-in period may not be representative of the effects on the reported results for future years.

     The weighted average fair value and the total number (in millions) of options granted was $9.99, $3.34 and $3.09, and 0.9, 0.3 and 0.1 for 1997, 1996
and 1995, respectively. The weighted average fair value and total number of nonvested stock awards granted was $24.47, $18.90 and $18.38 and 0.1, 0.2 and
0.4 for 1997, 1996 and 1995, respectively. All options and stock awards that are not vested at December 31, 1997, vest solely on employees' rendering additional service.

     The following table summarizes the activity relating to the Company's incentive stock plans:

                                                              NUMBER OF SHARES   WEIGHTED-AVERAGE
                                                               (IN MILLIONS)          PRICE
                                                              ----------------   ----------------
Outstanding at January 1, 1995..............................         2.4              $22.98
  Options/stock granted.....................................          .5               18.72
  Options/stock lapsed or canceled..........................         (.3)              23.69
                                                                    ----              ------
Outstanding at December 31, 1995............................         2.6               22.02
  Options/stock granted.....................................          .5               22.08
  Options exercised.........................................          --                  --
  Options/stock lapsed or canceled..........................         (.6)              22.32
                                                                    ----              ------
Outstanding at December 31, 1996............................         2.5               22.03
  Options/stock granted.....................................         1.0               31.74
  Options exercised/stock vested............................        (1.0)              21.94
  Options/stock lapsed or canceled..........................        (0.3)              22.29
                                                                    ----              ------
Outstanding at December 31, 1997............................         2.2              $26.46
                                                                    ====              ======
  Options exercisable at December 31, 1997..................         0.9              $23.07
                                                                    ====              ======
  Options exercisable at December 31, 1996..................         1.3              $22.50
                                                                    ====              ======
  Options exercisable at December 31, 1995..................         1.5              $21.50
                                                                    ====              ======

     The following is a summary of the range of exercise prices for stock options that are outstanding and the amount of nonvested stock awards at December 31, 1997:

                                                                 WEIGHTED AVERAGE
                                                OUTSTANDING   -----------------------
                    RANGE                         AWARDS      PRICE    REMAINING LIFE
                    -----                       -----------   -----    --------------
Options:
$15.69 to $23.50..............................      0.8       $21.63      4 years
$23.50 to $41.28..............................      1.2       $31.26      5 years
Nonvested stock...............................      0.2           --           --
                                                    ---
Total.........................................      2.2
                                                    ===

15. POSTEMPLOYMENT BENEFITS

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

     Net periodic pension cost for the Company's defined benefit plans in 1997, 1996 and 1995 consists of the following:

UNITED STATES PLANS

                                                         1997     1996     1995
                                                         ----     ----     ----
                                                         (MILLIONS OF DOLLARS)
                                                            (INCOME)/EXPENSE
Service cost -- benefits earned during the period.....  $  7.8   $  9.0   $  7.3
Interest cost on projected benefit obligation.........    14.0     15.0     15.0
Actual return on plan assets..........................   (61.8)   (30.8)   (51.6)
Net amortization and deferral.........................    33.4      3.3     28.6
Curtailment loss......................................      --      3.7       .5
                                                        ------   ------   ------
Net periodic pension (income) cost....................  $ (6.6)  $   .2   $  (.2)
                                                        ======   ======   ======

INTERNATIONAL PLANS

                                                              1997    1996    1995
                                                              ----    ----    ----
                                                              (MILLIONS OF DOLLARS)
                                                                (INCOME)/EXPENSE
Service cost -- benefits earned during the period...........  $ .3    $ .4    $ .4
Interest cost on projected benefit obligation...............   1.9     2.5     2.7
                                                              ----    ----    ----
Net periodic pension cost...................................  $2.2    $2.9    $3.1
                                                              ====    ====    ====

     The following table sets forth the funded status for the Company's defined benefit plans at December 31:

UNITED STATES PLANS

                                                           PLANS WITH ASSETS           PLANS WITH
                                                              IN EXCESS OF             ACCUMULATED
                                                              ACCUMULATED          BENEFITS IN EXCESS
                                                                BENEFITS                OF ASSETS
                                                           ------------------      -------------------
                                                            1997        1996        1997        1996
                                                            ----        ----        ----        ----
                                                                      (MILLIONS OF DOLLARS)
Actuarial present value of benefit obligations:
Vested benefit obligation................................  $129.9      $ 96.2      $45.8       $ 88.8
                                                           ======      ======      =====       ======
Accumulated benefit obligation...........................   139.1       102.1       55.5        106.4
                                                           ======      ======      =====       ======
Projected benefit obligation.............................   140.8       104.0       56.4        107.1
                                                           ------      ------      -----       ------
Plan assets at fair value................................   243.8       177.8       49.9         84.8
                                                           ------      ------      -----       ------
Plan assets in excess of (less than) projected benefit
  obligation.............................................   103.0        73.8       (6.5)       (22.3)
Unrecognized net (asset) liability at transition.........    (2.7)       (5.8)        .7           .5
Unrecognized prior service cost..........................     3.7          .5        6.0         10.0
Unrecognized net (gain) loss.............................   (54.7)      (23.2)      (5.6)         3.2
                                                           ------      ------      -----       ------
Accrued pension asset (liability) included in the
  consolidated balance sheets............................  $ 49.3      $ 45.3      $(5.4)      $ (8.6)
                                                           ======      ======      =====       ======

INTERNATIONAL PLANS

                                                              ACCUMULATED BENEFITS
                                                                  EXCEED ASSETS
                                                              ---------------------
                                                               1997          1996
                                                               ----          ----
                                                              (MILLIONS OF DOLLARS)
Actuarial present value of benefit obligations:
  Vested benefit obligation.................................  $ 25.3        $ 32.9
                                                              ------        ------
  Accumulated benefit obligation............................    26.6          34.5
                                                              ------        ------
  Projected benefit obligation..............................    26.6          34.5
                                                              ------        ------
Plan assets less than projected benefit obligation..........   (26.6)        (34.5)
Unrecognized net loss.......................................     2.8           4.0
                                                              ------        ------
Accrued pension liability included in the consolidated
  balance sheet.............................................  $(23.8)       $(30.5)
                                                              ======        ======

The assumptions used in computing the above information are as follows:

                                                               1997      1996       1995
                                                               ----      ----       ----
Discount rates..............................................   7 1/2%    7 1/2%    7 1/2%
Rates of increase in compensation levels....................   4 1/2%    4 1/2%    4 1/2%
Expected long-term rates of return on assets................  10    %   10    %   10    %

     The Company's minimum liability adjustment was $1.3 million and $13.4 million for United States plans at December 31, 1997 and 1996, respectively, and $2.7 million and $3.5 million for international plans at December 31, 1997 and 1996, respectively.

     The Company also provides health care and life insurance benefits for certain domestic retirees covered under company-sponsored benefit plans. Participants in these plans may become eligible for these benefits if they reach normal retirement age while working for the Company. The Company's policy is to fund benefit costs as they are provided, with retirees paying a portion of the costs.

     The components of net periodic postretirement benefit costs are as follows as of December 31:

                                                           1997    1996    1995
                                                           ----    ----    ----
                                                           (MILLIONS OF DOLLARS)
Service cost.............................................  $ 2.5   $ 2.8   $ 2.3
Interest cost............................................   10.5    10.8    10.4
Curtailment gain.........................................     --    (7.5)   (1.0)
Amortized gains..........................................    (.5)    (.5)   (1.1)
                                                           -----   -----   -----
Net periodic postretirement benefits cost................  $12.5   $ 5.6   $10.6
                                                           =====   =====   =====

     The following schedule reconciles the funded status of the Company's postretirement benefit plans to the amounts recorded in the Company's balance sheets as of December 31:

                                                               1997     1996
                                                               ----     ----
                                                               (MILLIONS OF
                                                                 DOLLARS)
Accumulated postretirement benefit obligation (APBO):
Retirees....................................................  $107.6   $103.9
Active plan participants....................................    42.8     46.9
                                                              ------   ------
                                                               150.4    150.8
Unrecognized net gain (loss)................................     3.8     (1.4)
Unrecognized prior service cost.............................     3.5      4.1
                                                              ------   ------
Accrued postretirement benefits liability...................  $157.7   $153.5
                                                              ======   ======

     The discount rate used in determining the APBO was 7.5% at December 31, 1997 and 1996.

     At December 31, 1997, the assumed annual health care cost trend used in measuring the APBO approximated 7.5% in 1997 declining to 7.1% in 1998 and to an ultimate rate of 5.5% estimated to be achieved in 2009.

     At December 31, 1996, the assumed annual health care cost trend used in measuring the APBO approximated 7.5% in 1996, declining to 7.1% in 1997 and to an ultimate annual rate of 5.5% estimated to be achieved in 2008.

     Increasing the assumed cost trend rate by 1% each year would have increased the APBO by approximately 8.3% and 8.4% at December 31, 1997 and 1996, respectively. Aggregate service and interest costs would have increased by approximately 9.4% for 1997 and 1996, and 12.9% for 1995.

     In 1991, the Company established a retiree health benefits account (as defined in Section 401(h) of the Internal Revenue Code) within its domestic salaried employees' pension plan. Annually, the Company may elect to transfer excess pension plan assets (subject to defined limitations) to the 401(h) account for purposes of funding current salaried retiree health care costs. The Company transferred excess pension plan assets of $4.4 million in 1997, $4.2 million in 1996 and $4.2 million in 1995 to the 401(h) account to fund salaried retiree health care benefits.

     The Company sponsors two defined contribution retirement saving plans covering substantially all domestic employees. Matching Company contributions for the Salaried Employees' Investment Program are provided through the ESOP (refer to Note 11). In addition, the Company provided matching contributions to eligible employees based upon their contributions to the Employee Investment Program of approximately $1.5 million, $1.6 million, and $1.2 million for 1997, 1996, and 1995, respectively.

16. INCOME TAXES

     Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of earnings (loss) before income taxes and extraordinary item consisted of the following:

                                                                1997      1996       1995
                                                                ----      ----       ----
                                                                  (MILLIONS OF DOLLARS)
Domestic....................................................    $50.1    $ (88.3)   $  7.9
International...............................................     49.4     (140.4)    (11.2)
                                                                -----    -------    ------
                                                                $99.5    $(228.7)   $ (3.3)
                                                                =====    =======    ======

     Significant components of the provision for income taxes (tax benefit) are as follows:

                                                                1997      1996      1995
                                                                ----      ----      ----
                                                                  (MILLIONS OF DOLLARS)
Current:
  Federal...................................................    $ 9.6    $ (4.0)   $ 12.7
  State and local...........................................      0.2       2.3       1.2
  International.............................................      6.6       6.3       9.3
                                                                -----    ------    ------
       Total current........................................     16.4       4.6      23.2
Deferred:
  Federal...................................................      6.1     (25.2)     (9.0)
  State and local...........................................      0.7      (1.8)      (.9)
  International.............................................      4.3        --     (10.8)
                                                                -----    ------    ------
       Total deferred.......................................     11.1     (27.0)    (20.7)
                                                                -----    ------    ------
                                                                $27.5    $(22.4)   $  2.5
                                                                =====    ======    ======

     The reconciliation of income taxes (tax benefits) computed at the United States federal statutory tax rate to income tax expense (benefit) is:

                                                                1997      1996     1995
                                                                ----      ----     ----
                                                                 (MILLIONS OF DOLLARS)
Income taxes (tax benefits) at United States statutory
  rate......................................................    $34.9    $(80.1)   $(1.1)
Tax effect from:
  Tax credits, state income taxes and other.................      2.1       1.8     (2.3)
  Tax benefit related to the sale of South African and
     Australian businesses..................................     (6.8)       --       --
  Losses on international operations without tax benefits
     and foreign tax rate differences.......................     (2.7)     55.9      5.9
                                                                -----    ------    -----
                                                                $27.5    $(22.4)   $ 2.5
                                                                =====    ======    =====

     The following table summarizes the Company's total provision for income taxes/(tax benefits):

                                                                1997      1996     1995
                                                                ----      ----     ----
                                                                 (MILLIONS OF DOLLARS)
Income tax expense (benefit)................................    $27.5    $(22.4)   $ 2.5
Allocated to equity:
  Currency translation......................................     (3.6)     (4.9)     5.3
  Preferred dividends.......................................     (1.3)     (1.5)    (1.6)
  Investment securities.....................................     (0.6)       .8       --
  Other.....................................................      1.2        .7       .8
                                                                -----    ------    -----
                                                                $23.2    $(27.3)   $ 7.0
                                                                =====    ======    =====

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                  1997          1996
                                                                  ----          ----
                                                                (MILLIONS OF DOLLARS)
Deferred tax assets:
Postretirement benefits.....................................     $ 58.2        $ 57.2
Net operating loss carryforwards of international
  subsidiaries..............................................       45.0          68.1
Loss on foreign investment..................................       23.2          49.0
Restructuring costs.........................................         --           8.3
Inventory basis.............................................       10.3          12.0
Allowance for doubtful accounts.............................       11.3           7.0
Other temporary differences.................................       36.9          27.6
                                                                 ------        ------
     Total deferred tax assets..............................      184.9         229.2
Valuation allowance for deferred tax assets.................      (44.4)        (89.4)
                                                                 ------        ------
     Net deferred tax assets................................      140.5         139.8
                                                                 ------        ------
Deferred tax liabilities:
  Fixed asset basis differences.............................      (50.5)        (55.0)
  Pension...................................................      (17.3)        (12.4)
  Restructuring costs.......................................       (8.1)           --
                                                                 ------        ------
     Total deferred tax liabilities.........................      (75.9)        (67.4)
                                                                 ------        ------
                                                                 $ 64.6        $ 72.4
                                                                 ======        ======

     Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

                                                                1997     1996
                                                                ----     ----
                                                                 (MILLIONS OF
                                                                   DOLLARS)
ASSETS:
Prepaid expenses and income tax benefits....................    $46.6    $54.6
Business investments and other assets.......................     26.7     21.9
LIABILITIES:
Other current accrued liabilities...........................     (4.2)    (3.6)
Other long-term accrued liabilities.........................     (4.5)     (.5)
                                                                -----    -----
                                                                $64.6    $72.4
                                                                =====    =====

     Income taxes paid in 1997, 1996 and 1995 were $2.6 million, $6.7 million and $19.4 million, respectively.

     Undistributed earnings of the Company's international subsidiaries amounted to approximately $39 million at December 31, 1997. No taxes have been provided on approximately $30 million of these earnings, which are considered by the Company to be permanently reinvested.

                          CONSOLIDATED BALANCE SHEETS

     Upon distribution of these earnings, the Company would be subject to United States income taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability on the distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

     The Company has a $67 million German net operating loss carryforward at December 31, 1997 that has no expiration date. The Company has $50 million of additional foreign operating losses with various expiration dates through 2003.

17. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     The Company is a global manufacturer and distributor of a broad range of non-discretionary parts, primarily vehicular components for automobiles, light trucks, heavy duty trucks, farm and construction vehicles. The Company sells parts to original equipment manufacturers, principally the major automotive manufacturers in the United States and Europe. Through its worldwide distribution network, the Company also sells replacement parts in the vehicular replacement market. All of these activities constitute a single business segment. Canadian operations are aggregated with the U.S. operations as they are not significant under the materiality thresholds of Financial Accounting Standards Board Statement No. 14.

     Financial information, summarized by geographic area, is as follows:

                                                                  1997        1996        1995
                                                                  ----        ----        ----
                                                                     (MILLIONS OF DOLLARS)
Net sales:
  United States and Canada..................................    $1,132.2    $1,224.7    $1,280.6
  Europe....................................................       372.3       436.0       382.8
  Other international.......................................       302.1       372.0       336.4
                                                                --------    --------    --------
                                                                $1,806.6    $2,032.7    $1,999.8
                                                                ========    ========    ========
Operating earnings (loss):
  United States and Canada..................................    $  114.3    $  (53.2)   $   57.5
  Europe....................................................        20.6        11.8       (13.2)
  Other international.......................................        31.9      (112.8)       13.2
                                                                --------    --------    --------
                                                                   166.8      (154.2)       57.5
Corporate expenses and other................................       (27.9)      (27.7)      (27.8)
                                                                --------    --------    --------
                                                                $  138.9    $ (181.9)   $   29.7
                                                                ========    ========    ========
Identifiable assets:
  United States and Canada..................................    $1,240.4    $  775.5    $  893.5
  Europe....................................................       467.0       451.0       493.9
  Other international.......................................        94.7       228.7       322.7
                                                                --------    --------    --------
                                                                $1,802.1    $1,455.2    $1,710.1
                                                                ========    ========    ========

     Transfers between geographic areas are not significant, and when made, are recorded at prices comparable to normal unaffiliated customer sales.

     The information presented above was prepared in accordance with Statement
14. In 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The statement supersedes Statement 14 and establishes standards for the way public business enterprises report selected information about operating segments in annual reports and interim financial reports issued to shareholders. Statement 131 is effective for fiscal years beginning after December 15, 1997. For the year ended 1998, the Company will provide financial and descriptive information about its reportable operating segments to conform to the requirements.

18. LITIGATION AND ENVIRONMENTAL MATTERS

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

     The Company is a party to lawsuits filed in various jurisdictions alleging claims pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other state or federal environmental laws. In addition, the Company has been notified by the Environmental Protection Agency and various state agencies that it may be a potentially responsible party (PRP) for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. Although these laws could impose joint and several liability upon each party at any site, the potential exposure is expected to be limited because at all sites other companies, generally including many large, solvent public companies, have been named as PRPs. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental and legal reserve was approximately $11 million at December 31, 1997 and $12 million at December 31, 1996 and is included in other long-term accrued liabilities. Management believes these accruals, which have not been reduced by any anticipated insurance proceeds, will be adequate to cover the Company's estimated liability for these exposures.

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   FIRST     SECOND(1)    THIRD     FOURTH(2)      YEAR
                                                   -----     ---------    -----     ---------      ----
                                                      (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Year ended December 31, 1997:
Net sales......................................    $485.6     $481.8      $424.2     $415.0      $1,806.6
Gross margin...................................     112.1      115.3       102.8       94.6         424.8
Net earnings before extraordinary item.........      13.9       28.5        17.4       12.2          72.0
Extraordinary item - loss on early retirement
  of debt, net of tax benefit..................        --       (2.6)         --         --          (2.6)
Net earnings...................................      13.9       25.9        17.4       12.2          69.4
Diluted earnings per share(5)..................       .32        .61         .40        .28          1.61

                                                   FIRST      SECOND      THIRD(3)    FOURTH(4)      YEAR
                                                   -----      ------      --------    ---------      ----
                                                       (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Year ended December 31, 1996:
Net sales......................................    $522.9     $536.6       $492.4      $480.8      $2,032.7
Gross margin...................................     113.2      117.5         83.2        58.3         372.2
Net earnings (loss)............................      11.2       15.9        (12.6)     (220.8)       (206.3)
Diluted earnings (loss) per share(5)...........       .25        .36         (.43)      (6.43)        (6.20)

-------------------------
(1) Includes an income tax benefit of $6.8 million related to the sales of the South African and Australian businesses.

(2) Includes $1.1 million for a net restructuring credit, a $2.4 million charge for an adjustment of assets held for sale to fair value, a $1.6 million credit for reengineering and other related charges, and a $10.5 million net charge related to the British pound currency option.

(3) Net loss includes a pretax charge of $38.5 million primarily relating to changes in estimates, adjustment of assets held for sale to fair value and other related charges.

(4) Net loss includes a pretax charge for restructuring of $57.6 million, adjustment of assets held for sale to fair value of $144.9 million and $61.7 million primarily relating to changes in estimates, and other related charges.

(5) The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement 128, Earnings Per Share.

                                                                      1997                1996
                                                                ----------------    ----------------
                          QUARTER                                HIGH      LOW       HIGH      LOW
                          -------                                ----      ---       ----      ---
First.......................................................    $26.75    $21.63    $20.88    $17.38
Second......................................................     35.38     24.50     19.88     17.88
Third.......................................................     39.94     32.75     22.50     16.25
Fourth......................................................     47.63     36.75     24.50     20.38

     Quarterly dividends of $.12 per common share were declared for 1997 and 1996. In February 1998, the Company's Board of Directors declared a quarterly dividend of $.12 per common share. This was the 248th consecutive quarterly dividend declared by the Company.

20. SUBSEQUENT EVENTS

T&N PLC Transaction

     On October 16, 1997, the Company announced it made a cash offer to acquire all the outstanding common stock of T&N plc (T&N) for 260 pence per share. The offer valued T&N's issued share capital at approximately $2.4 billion. T&N, headquartered in Manchester, England, had 1997 net sales of approximately $2.9 billion. On January 6, 1998, the Company's offer to acquire all of the outstanding common stock of T&N was declared unconditional as to acceptances. By the second closing date under the offer, January 2, 1998, valid acceptances of the offer had been received for approximately 95% of the entire issued share capital of T&N. The Company will finance the acquisition through a committed bank facility from a reputable financial institution. The Company's intention is to put in place a permanent capital structure with an appropriate combination of equity and debt financing.

     The offer is subject to various conditions customary in the United Kingdom and the receipt of all applicable regulatory approvals in the United States and Europe. As part of the acquisition process, certain financing, professional and other related fees have been incurred in 1997. These fees have been capitalized as incurred and will be accounted for as direct acquisition or financing costs once the transaction closes. Management fully expects the acquisition to close in the first quarter of 1998, however, in the event the acquisition is not completed, these fees would be charged to operations and would materially impact earnings at that time. As of December 31, 1997, the Company had capitalized $28 million of these fees. In addition, the Company may elect to accelerate payment of certain portions of the bank facility which would result in an extraordinary charge due to the write-off of the financing cost associated with the early retirement of debt.

     The British pound currency option (refer to Note 8) was settled by the Company in the first quarter of 1998 resulting in a $17.3 million pretax loss. Also in the first quarter of 1998, the Company entered into a forward contract to purchase 1.5 billion British pounds for a notional amount of approximately $2.45 billion. The forward contract expires in the first quarter of 1998.

Fel-Pro Incorporated Transaction

     On February 24, 1998, the Company acquired Fel-Pro Incorporated, a privately owned manufacturer, headquartered in Skokie, Illinois, with net sales of approximately $500 million for total consideration of $720 million which includes $225 million in equity and $495 million in cash. The $495 million in cash was primarily provided through available borrowings on the $350 million multicurrency revolver. The remaining consideration paid was through the issuance of promissory notes.

Divestiture of Minority Interest

     In February 1998, the Company announced the divestiture of its minority interest in G. Bruss GmbH & Co. KG, a German manufacturer of seals and gaskets. As part of the divestiture agreement the Company increased their ownership to 100% in the Summerton, South Carolina gasket business. The Company also received cash and recognized a gain as a result of these transactions. The gain recognized is not expected to be significant to 1998 first quarter results.

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

     Federal-Mogul maintains internal accounting control systems which are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and which produce records adequate for preparation of financial information. The system, controls and compliance are reviewed by a program of internal audits. There are limits inherent in all systems of internal accounting control based on the recognition that the cost of such a system not exceed the benefits derived. We believe Federal-Mogul's system provides this appropriate balance.

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

Dick Snell
Chairman and Chief Executive Officer

Tom Ryan
Senior Vice President and
Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS, FEDERAL-MOGUL CORPORATION:

     We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in Item 14(a). These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Detroit, Michigan
January 30, 1998
except for Note 20, as
to which the date is
February 24, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item will appear (a) under the caption "Nominees for Election as Directors" in the Company's definitive Proxy Statement to be dated not later than April 30, 1998 relating to its 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") (except for the information appearing under the caption "Compensation of Directors"), which information is incorporated herein by reference; (b) under the caption "Information on Securities -- Compliance with Section 16(a) of the Exchange Act" in the 1998 Proxy Statement, which information is incorporated herein by reference; and (c) under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item will appear under the caption "Information on Executive Compensation" in the 1998 Proxy Statement (excluding the information appearing under the captions "Certain Related Transactions" and "Compensation Committee Report on Executive Compensation") and under the caption "Compensation of Directors" in the 1998 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item will appear under the caption "Information on Securities -- Stock Ownership of Management" and "Other Beneficial Owners" in the 1998 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item will appear under the caption "Certain Related Transactions" in the 1998 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

     1. Financial Statements: Financial statements filed as part of this Annual Report on Form 10-K are listed under Part II, Item 8 hereof.

     2. Financial Statement Schedules:

     Schedule II -- Valuation and Qualifying Accounts

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

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                   FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

                COLUMN A                    COLUMN B               COLUMN C              COLUMN D      COLUMN E
                --------                  ------------   ----------------------------   -----------   ----------
                                                                  ADDITIONS
                                                         ----------------------------
                                           BALANCE AT    CHARGED TO     CHARGED TO                    BALANCE AT
                                           BEGINNING     COSTS AND    OTHER ACCOUNTS-   DEDUCTIONS-     END OF
              DESCRIPTION                  OF PERIOD      EXPENSES       DESCRIBE        DESCRIBE       PERIOD
              -----------                  ----------    ----------   ---------------   -----------   ----------
                                                                      (IN MILLIONS)
Year Ended December 31, 1997:
  Valuation allowance for trade
     receivable.........................     $16.3         $ 3.5           $  --           $ 1.1(1)     $18.7
  Valuation allowance for note
     receivable.........................       0.5            --              --              --          0.5
  Reserve for inventory valuation.......      48.0           1.5              --            34.4(5)      15.1
  Valuation allowance for deferred tax
     assets.............................      89.4            --              --            45.0(6)      44.4
Year Ended December 31, 1996:
  Valuation allowance for trade
     receivable.........................      18.7          10.9              --            13.3(1)      16.3
  Valuation allowance for note
     receivable.........................       0.5            --              --              --          0.5
  Reserve for inventory valuation.......      25.2          22.8              --              --         48.0
  Valuation allowance for deferred tax
     assets.............................      23.7          65.7              --              --         89.4
Year Ended December 31, 1995:
  Valuation allowance for trade
     receivable.........................      17.1           6.7             0.4(2)          5.5(1)      18.7
  Valuation allowance for note
     receivable.........................       0.7            --              --             0.2(3)       0.5
  Reserve for inventory valuation.......      25.7           0.7             5.3(2)          6.5(4)      25.2
  Valuation allowance for deferred tax
     assets.............................      20.9           2.8              --              --         23.7

-------------------------
(1) Uncollectible accounts charged off net of recoveries.

(2) Increase to reserve due to acquisition of automotive aftermarket businesses.

(3) Decrease to reserve due to change in market value of note.

(4) Reduction in inventory reserves for inventory disposed of during the year.

(5) Decrease due to the disposal of certain foreign subsidiaries and the disposal of slow moving and obsolete inventory that was fully reserved.

(6) Disposition of certain international retail operations plus utilization of foreign net operating loss carryforwards.

                                    EXHIBITS

   *2.1     Recommended Cash Offer for T&N plc, dated as of November 13,
            1997.
   *2.2     Equity Purchase Agreement between the Company and The
            Sellers with respect to the acquisition of Fel-Pro
            Incorporated, dated as of January 9, 1998.
    3.1     The Company's Second Restated Articles of Incorporation, as
            amended. (Incorporated by reference to Exhibit 3.1 to the
            Company's Quarterly Report on Form 10-Q for the quarter
            ended September 30, 1992.)
   *3.2     The Company's Bylaws, as amended.
    4.1     Rights Agreement (the "Rights Agreement") between the
            Company and National Bank of Detroit, as Rights Agent, with
            The Bank of New York as successor Rights Agent.
            (Incorporated by reference to Exhibit 1 to the Company's
            Registration Statement on Form 8-A, dated November 7, 1988.)
    4.2     Amendment, dated July 25, 1990, to the Rights Agreement.
            (Incorporated by reference to Exhibit 4.5 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30,
            1990.)
    4.3     Amendment, dated January 1, 1993, to the Rights Agreement.
            (Incorporated by reference to Exhibit 10.30 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30,
            1993.)
    4.4     Amendment, dated September 23, 1992, to the Rights
            Agreement. (Incorporated by reference to Exhibit 4.4 to the
            Company's Annual Report on Form 10-K for the year ended
            December 31, 1992 (the "1992 10-K").)
    4.5     Reference is made to Exhibits 10.11, 10.12 and 10.13 hereto, which contain provisions defining the rights of holders of certain long-term debt securities of the Company. Other
            instruments defining the rights of holders of the long-term debt securities of the Company and any of its subsidiaries for which consolidated or unconsolidated financial
            statements are required to be filed, have not been filed
            because in each case the total amount of long-term debt
            permitted thereunder does not exceed 10% of the Company's
            consolidated assets and the Company hereby agrees to furnish such instruments to the Securities and Exchange Commission upon its request.
   *4.6     Purchase Agreement for 10,000,000 Trust Convertible
            Preferred Securities of Federal-Mogul Financing Trust, dated as of November 24, 1997.
   *4.7     Registration Rights Agreement, dated as of December 1, 1997 by and among the Company, Federal-Mogul Financing Trust and
            Morgan Stanley & Co. Inc. as Initial Purchaser.
   *4.8     Indenture between the Company and The Bank of New York,
            dated as of December 1, 1997 with respect to the
            Subordinated Debentures.
   *4.9     First Supplemental Indenture between the Company and The
            Bank of New York, dated as of December 1, 1997 with respect to the Subordinated Debentures.
   *4.10    Registration Agreement, dated as of January 9, 1998 by and among the Company and the Investors identified on Schedule 1 thereto relating to the Series E Mandatory Exchangeable
            Preferred Stock.
   *4.11    Certificate of Designations of Series E Mandatory
            Exchangeable Preferred Stock.
   10.1     The Company's 1976 Stock Option Plan, as last amended.
            (Incorporated by reference to Exhibit 10.1 to the Company's
            Annual Report on Form 10-K for year ended December 31, 1994
            (the "1994 10-K").)
   10.2     The Company's 1984 Stock Option Plan, as last amended.
            (Incorporated by reference to Exhibit 10.2 to the Company's
            1994 10-K.)

   10.3 The Company's 1977 Supplemental Compensation Plan, as amended and restated. (Incorporated by reference to Exhibit
            10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.)
   10.4     The Company's Supplemental Compensation Retirement Trust
            Agreement. (Incorporated by reference to Exhibit 10.4 to the Company's 1994 10-K.)
   10.5 Form of Executive Severance Agreement between the Company and certain executive officers (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K).)
   10.6     Amended and Restated Deferred Compensation Plan for
            Corporate Directors. (Incorporated by reference to Exhibit
            10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990 10-K").)
   10.7     Supplemental Executive Retirement Plan, as amended.
            (Incorporated by reference to Exhibit 10.10 to the Company's
            1992 10-K.)
   10.8     Description of Umbrella Excess Liability Insurance for the
            Senior Management Team. (Incorporated by reference to
            Exhibit 10.11 to the Company's 1990 10-K.)
   10.9     Federal-Mogul Corporation 1989 Performance Incentive Stock
            Plan, as amended. (Incorporated by reference to Exhibit
            10.14 to the Company's 1994 10-K.)
   10.10    Supply Agreement, dated as of October 20, 1992, between the
            Company, TRW Inc. and the TRW Subsidiaries (as defined therein). (Incorporated by reference to Exhibit 10.15 to the Company's 1992 10-K.)
   10.11 Note Agreement, dated December 1, 1990, between the Company and various financial institutions listed therein (the "Note
            Agreement"). (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report Form 10-K for year ended
            December 31, 1991.)
   10.12    First Amendment dated as of December 11, 1992, to the Note
            Agreement. (Incorporated by reference to Exhibit 10.27 to the Company's 1992 10-K.)
   10.13    Second Amendment, dated s of July 14, 1995, to the Note
            Agreement. (Incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)
   10.14    Pooling and Servicing Agreement, dated as of June 1, 1992
            (the "Pooling and Servicing Agreement"), among Federal-Mogul
            Funding Corporation ("FMFC"), as Seller, the Company, as
            Servicer, and The Chase Manhattan Bank (formerly named
            Chemical Bank), as Trustee. (Incorporated by reference to
            Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.)
   10.15    Series 1992-1 Supplement, dated as of June 1, 1992, to the
            Pooling and Servicing Agreement. (Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form
            10-Q for the quarter ended June 30, 1992.)
   10.16    Series 1993-1 Supplement, dated as of March 1, 1993, to the
            Pooling and Servicing Agreement. (Incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form
            10-Q for the quarter ended March 31, 1993.)
   10.17 Receivables Purchase Agreement, dated as of June 1, 1992, between the Company and FMFC. (Incorporated by reference to Exhibit 10.23 to the Company's 1992 10-K.)
   10.18    Federal-Mogul Corporation Executive Loan Program.
            (Incorporated by reference to Exhibit 10.26 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended March
            31, 1994.)
   10.19    Federal-Mogul Corporation Non-Employee Director Stock Plan.
            (Incorporated by reference to Exhibit 4 to the Company's
            Registration Statement on Form S-8 (Registration No.
            33-54301).)

   10.20 Revolving Credit and Competitive Advance Facility Agreement dated as of June 30, 1994, among the Company, the Lenders
            (as defined therein), Chemical Bank, as Administrative Agent and as CAF Advance Agent, and the Co-Agents (as defined therein) (the "Revolving Credit Agreement"). (Incorporated by reference to Exhibit 4.11 to the Company's Pre-Effective
            Amendment No. 1 to Registration Statement on Form S-3
            (Registration No. 33-54717).)
   10.21    First Amendment, dated as of December 18, 1995, to the
            Revolving Credit Agreement. (Incorporated by reference to
            Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)
   10.22    Second Amendment, dated as of October 21, 1996, to the
            Revolving Credit Agreement. (Incorporated by reference to
            Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for quarter ended September 30, 1996.)
   10.23 Employment Agreement, dated as of December 1, 1996, between the Company and R. A. Snell. (Incorporated by reference to Exhibit 10.23 to the Company's 1996 10-K.)
   10.24 Severance Agreement, dated as of December 27, 1996, between the Company and D. J. Gormley (Incorporated by reference to Exhibit 10.24 to the Company's 1996 10-K.)
   10.25 Severance Agreement, dated as of December 1, 1996, between the Company and W. G. Smith (Incorporated by reference to Exhibit 10.25 to the Company's 1996 10-K.)
   10.26 Federal-Mogul Corporation 1997 Long-Term Incentive Plan, as adopted by the Shareholders of the Company on April 23, 1997
            (Incorporated by reference to Exhibit 10.01 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended March
            31, 1997.)
   10.27    Executive Severance Agreement, dated as of February 21,
            1997, between the Company and Thomas W. VanHimbergern
            (Incorporated by reference to Exhibit 10.2 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended March
            31, 1997.)
   10.28    Third Amendment, dated as of January 13, 1997, to Revolving
            Credit and Competitive Advance Facility Agreement, dated as of June 30, 1994, among the Company, various banks, and The
            Chase Manhattan Bank (formerly Chemical Bank), as
            Administrative Agent. (Incorporated by reference to Exhibit
            10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)
   10.29    Form of Amended and Restated Pooling and Servicing Agreement
            ("Pooling and Servicing Agreement") among Federal-Mogul
            Funding Corporation ("FMFC"), as Seller, the Company, as
            Servicer, and The Chase Manhattan Bank, as Trustee
            (Incorporated by reference to Exhibit 10.4 to the Company's
            Quarterly Report on Form 10-Q for quarter ended March 31,
            1997.)
   10.30    Form of Series 1997-1 Supplement to the Pooling and
            Servicing Agreement (Incorporated by reference to Exhibit
            10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)
   10.31 Form of Amended and Restated Receivables Purchase Agreement between the Company and FMFC. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)
   10.32    Form of Certificate Purchase Agreement among FMFC as Seller,
            Falcon Asset Securitization Corporation, as Purchaser, The
            Liquidity Providers Named Therein, as Liquidity Providers, and The First National Bank of Chicago, as Program Agent.
            (Incorporated by reference to Exhibit 10.7 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended March
            31, 1997.)
   10.33    $350,000,000 Revolving Credit, Competitive Advance and
            Multicurrency Facility dated as of June 16, 1997.
            (Incorporated by reference to Exhibit 10 to Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30,
            1997).
  *10.34    Amended and Restated Declaration of Trust of Federal-Mogul
            Financing Trust, dated as of December 1, 1997.

  *10.35    Common Securities Guarantee Agreement, dated as of December
            1, 1997 among the Company and Federal-Mogul Financing Trust.
  *10.36    Second Amended and Restated Credit Agreement, dated as of
            December 18, 1997 in the amount of $2,750,000,000 among the
            Company, The Foreign Subsidiary Borrowers, the Lenders and
            The Chase Manhattan Bank.
  *10.37    Amended and Restated Senior Subordinated Credit Agreement,
            dated as of December 18, 1997 in the amount of $500,000,000 among the Company, the Lenders and The Chase Manhattan Bank.
  *10.38    First Amendment, dated as of January 20, 1998 to the Second
            Amended and Restated Credit Agreement, dated as of December
            18, 1997.
   11       Statement Re Computation of Per Share Earnings.
            (Incorporated by reference to Amendment 1 to the Company's
            1996 10-K/A, dated August 18, 1997.)
  *21       Subsidiaries of the Registrant.
  *23.1     Consent of Ernst & Young LLP.
   23.2     Consent of Nancy S. Shilts, Esq. (Incorporated by reference to Exhibit 23.2 to the Company's 10-K/A, dated August 18,
            1997.)
  *24       Powers of Attorney.
  *27       Financial Data Schedule.

-------------------------
* Filed Herewith

     The Company will furnish upon request any exhibit described above upon payment of the Company's reasonable expenses for furnishing such exhibit.

     (b) Reports on Form 8-K:

     On October 16, 1997, the Company filed a Current Report on Form 8-K to announce its recommended cash offer for T&N plc.

     On December 8, 1997, the Company filed a Current Report on Form 8-K to report its sale of 10,000,000 Trust Convertible Preferred Securities.

     On January 12, 1998, the Company filed a Current Report on Form 8-K to report its agreement to purchase Fel-Pro Incorporated.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          FEDERAL-MOGUL CORPORATION

                                          By:      /s/ THOMAS W. RYAN
                                            ------------------------------------
                                            Thomas W. Ryan
                                            Senior Vice President and Chief
                                            Financial Officer

Dated: March 2, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THEIR CAPACITIES.

                SIGNATURE                                            TITLE
                ---------                                            -----

           /s/ RICHARD A. SNELL             Chairman of the Board, Chief Executive Officer and
------------------------------------------  President
             Richard A. Snell

            /s/ THOMAS W. RYAN              Senior Vice President and Chief Financial Officer
------------------------------------------  (Principal Financial Officer)
              Thomas W. Ryan

           /s/ KENNETH P. SLABY             Vice President and Controller (Principal Accounting
------------------------------------------  Officer)
             Kenneth P. Slaby

                    *                       Director
------------------------------------------
            Roderick M. Hills

                    *                       Director
------------------------------------------
              John J. Fannon

                    *                       Director
------------------------------------------
              Antonio Madero

                    *                       Director
------------------------------------------
          Robert S. Miller, Jr.

                    *                       Director
------------------------------------------
               John C. Pope

                    *                       Director
------------------------------------------
          Dr. H. Michael Sekyra

          *By: /s/ DIANE L. KAYE
   ------------------------------------
              Diane L. Kaye
             Attorney-in-Fact