Form 10-Q
period 1998-03-31
FEDERAL MOGUL CORP
filed 1998-05-14
CIK 34879

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Period Ended                                       March 31, 1998
                     -------------------------------------------------------------------------------------------


Commission File Number                                          1-1511
                       -----------------------------------------------------------------------------------------


                                           FEDERAL-MOGUL CORPORATION
----------------------------------------------------------------------------------------------------------------
                             (Exact name of Registrant as specified in its charter)


                           Michigan                                                      38-0533580
----------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)


                           26555 Northwestern Highway, Southfield, Michigan       48034
----------------------------------------------------------------------------------------------------------------
                               (Address of principal executive offices)         (Zip Code)


                                                 (248) 354-7700
----------------------------------------------------------------------------------------------------------------
                              (Registrant's telephone number, including area code)


                                                 Not Applicable
----------------------------------------------------------------------------------------------------------------
               (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes        X           No
                                     ---------------      ---------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Common Stock - 40,597,372 as of May 6, 1998

PART 1 - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements

Federal-Mogul Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Millions of Dollars, Except Per Share Amounts

                                                                   Three Months Ended
                                                                        March 31
                                                                  --------------------
                                                                    1998       1997
                                                                  ---------  ---------

Net sales                                                           $658.0     $485.6
Cost of products sold                                                496.7      373.5
                                                                    ------     ------
 Gross margin                                                        161.3      112.1

Selling, general and administrative expenses                         (98.1)     (75.9)
Amortization                                                         (10.1)      (2.5)
Purchased in-process research and development charge                 (18.6)         -
Restructuring charges                                                (10.5)         -
Adjustment of assets held for sale to fair value                     (20.0)         -
Interest expense                                                     (15.5)      (9.8)
Interest income                                                        6.7        0.7
International currency exchange losses                                (1.1)      (0.1)
Net gain on British pound currency option and forward contract        13.3          -
Other expense, net                                                    (5.8)      (2.0)
                                                                    ------     ------
 Earnings Before Income Taxes                                          1.6       22.5

Income tax expense                                                     8.8        8.6
                                                                    ------     ------

   Net Earnings (Loss)                                                (7.2)      13.9

Preferred stock dividends, net of related tax benefits                 0.8        2.1
                                                                    ------     ------

   Net Earnings (Loss) Available for Common Shareholders            $ (8.0)    $ 11.8
                                                                    ======     ======

Earnings Per Common Share

 Net earnings (loss)                                                $ (.20)    $  .34
                                                                    ======     ======

 Net earnings (loss) assuming dilution                              $ (.20)    $  .32
                                                                    ======     ======

See accompanying notes.

Federal-Mogul Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
Millions of Dollars

                                                                   Unaudited
                                                                    March 31   December 31
                                                                      1998         1997
                                                                   ----------  ------------
Assets
Current assets:
  Cash and equivalents                                              $  101.5      $  541.4
  Accounts receivable                                                  728.6         158.9
  Investment in accounts receivable securitization                      86.0          48.7
  Inventories                                                          697.5         277.0
  Prepaid expenses and income tax benefits                             261.0         113.2
  Acquired businesses to be divested                                   443.8             -
                                                                    --------      --------
       Total current assets                                          2,318.4       1,139.2

Property, plant and equipment                                        1,469.1         313.9
Goodwill                                                             2,675.9         143.8
Other intangible assets                                                379.4          48.4
Business investments and other assets                                  555.9         156.8
                                                                    --------      --------
       Total Assets                                                 $7,398.7      $1,802.1
                                                                    ========      ========

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt, including current portion of long-term debt      $  837.8      $   28.6
  Accounts payable                                                     418.2         102.3
  Accrued compensation                                                 162.2          36.8
  Restructuring and rationalization reserves                           188.6          31.5
  Payable to T&N plc shareholders                                       60.3             -
  Current portion of asbestos liability                                100.0             -
  Other accrued liabilities                                            343.5         130.4
                                                                    --------      --------
     Total current liabilities                                       2,110.6         329.6

Long-term debt                                                       2,273.7         273.1
Long-term portion of asbestos liability                              1,251.4             -
Postemployment benefits                                                452.0         190.9
Other accrued liabilities                                               84.3          50.6
Minority interest in consolidated subsidiaries                          65.7          13.6
Minority interest - preferred securities of affiliate                  575.0         575.0
Shareholders' equity:
  Series C ESOP preferred stock                                         48.1          49.0
  Series E preferred stock                                             225.0             -
  Common stock                                                         202.4         201.0
  Additional paid-in capital                                           327.3         332.6
  Accumulated deficit                                                 (130.8)       (123.6)
  Unearned ESOP compensation                                           (21.7)        (21.8)
  Accumulated other comprehensive income                               (61.5)        (65.7)
  Other                                                                 (2.8)         (2.2)
                                                                    --------      --------
     Total Shareholders' Equity                                        586.0         369.3
                                                                    --------      --------
       Total Liabilities and Shareholders' Equity                   $7,398.7      $1,802.1
                                                                    ========      ========

See accompanying notes.

Federal-Mogul Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Millions of Dollars

                                                                            Three Months Ended
                                                                                March 31
                                                                            ------------------
                                                                              1998     1997
                                                                             -------  -------

Cash Provided From (Used By) Operating Activities
 Net earnings (loss)                                                       $    (7.2)  $ 13.9
 Adjustments to reconcile net earnings (loss) to net
   cash provided from operating activities
     Depreciation and amortization                                              29.8     14.0
     Purchased in-process research and development charge                       18.6        -
     Restructuring charges                                                      10.5        -
     Adjustment of assets held for sale to fair value                           20.0        -
     Deferred income taxes                                                      (0.7)     4.6
     Postemployment benefits                                                    (0.1)    (0.4)
     Increase in accounts receivable                                           (57.1)   (38.0)
     Decrease in inventories                                                    36.8     17.1
     Increase (decrease) in accounts payable                                    22.0     (2.4)
     Increase in current liabilities and other                                  20.0     28.3
     Payments against restructuring and reengineering reserves                  (4.5)    (9.0)
     Payments against asbestos liability                                        (5.4)       -
                                                                           ---------   ------
 Net Cash Provided From Operating Activities                                    82.7     28.1

Cash Provided From (Used By) Investing Activities
 Expenditures for property, plant and equipment                                (19.5)    (8.4)
 Proceeds from sale of business investments                                     49.3     10.4
 Proceeds from sale of options                                                  39.5        -
 Business acquisitions, net of cash acquired                                (2,655.8)       -
                                                                           ---------   ------
   Net Cash Provided From (Used By) Investing Activities                    (2,586.5)     2.0

Cash Provided From (Used By) Financing Activities
 Issuance of common stock                                                        7.4      0.8
 Net increase (decrease) in debt                                             2,111.7    (23.3)
 Fees paid for debt issuance                                                   (33.3)       -
 Investment in accounts receivable securitization                               (9.6)       -
 Dividends                                                                      (5.4)    (5.7)
 Other                                                                          (6.9)    (2.0)
                                                                           ---------   ------
   Net Cash Provided From (Used By) Financing Activities                     2,063.9    (30.2)

   Decrease in Cash and Equivalents                                           (439.9)    (0.1)

Cash and Equivalents at Beginning of Period                                    541.4     33.1
                                                                           ---------   ------

   Cash and Equivalents at End of Period                                   $   101.5   $ 33.0
                                                                           =========   ======

See accompanying notes.

Federal-Mogul Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 1998


1.  BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain items in the prior year condensed consolidated financial statements have been reclassified to conform with the presentation used in 1998.

2.  ACQUISITIONS

The Company acquired Fel-Pro, Incorporated and certain affiliated entities, which constitute the operating businesses of the Fel-Pro group of companies (Fel-Pro), and acquired T&N plc (T&N) and Bimet S.A. (Bimet) during the first quarter of 1998. In addition, the Company increased its ownership in the Summerton, South Carolina gasket business (Summerton) and KFM Bearing Co., Ltd.
(KFM) during the first quarter. Due to the complexity of valuing certain assets and liabilities acquired and related valuation estimates that are in process, the purchase allocation may subsequently be adjusted as further information becomes available. Goodwill recognized in connection with these transactions is being amortized on a straight-line basis over forty years.

Fel-Pro Transaction
On February 24, 1998, the Company acquired all the equity interests of Fel-Pro, a privately owned manufacturer headquartered in Skokie, Illinois, for a total consideration of approximately $717 million, which included 1,030,325.6 shares of Federal-Mogul Series E Mandatory Exchangeable preferred stock with an imputed value of $225 million (refer also to Note 8) and approximately $492 million in cash. The acquisition has been accounted for as a purchase and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on estimated fair values as of the acquisition date. The preliminary purchase price allocation of the total consideration exceeds the estimated fair value of net assets acquired by $509.3 million which has been recognized as goodwill.

The consolidated statement of operations includes the operating results of the acquired business, exclusive of the Fel-Pro chemical business (refer to the caption "Acquired Businesses to be Divested," described later in this section), from the acquisition date.

Federal-Mogul Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 1998

T&N plc Transaction
On March 6, 1998, the Company satisfied all regulatory conditions relating to the acquisition of T&N, a manufacturer based in Manchester, England, and made its offer wholly unconditional. The Company paid for the outstanding T&N shares on March 12, 1998.

As of March 31, 1998 the Company has paid total consideration (including direct costs of the acquisition) of $2.356 billion. The Company also acquired cash of approximately $222 million and debt of approximately $707 million. In addition, the Company is required to pay 260 pence per share for certain T&N options expected to be converted to T&N shares subsequent to March 31, 1998. The Company has estimated the cost, net of cash to be received, of outstanding T&N options at March 31, 1998 and included the amount ($60.3 million) as a liability in the balance sheet caption "Payable to T&N plc shareholders." The acquisition has been accounted for as a purchase and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on estimated fair values as of the acquisition date. The preliminary purchase price allocation of the total consideration exceeds the estimated fair value of net assets acquired by $2.035 billion which has been recognized as goodwill.

The consolidated statement of operations for the three months ended March 31, 1998 includes the operating results of T&N, exclusive of the T&N Bearings Business (refer to the caption "Acquired Businesses to be Divested," described later in this section), from the acquisition date. The Company recognized an $18.6 million charge in the first quarter of 1998 associated with the estimated fair value of purchased in process research and development costs allocated in purchase accounting to a portion of the total consideration paid.

Acquired Businesses to be Divested
In connection with securing regulatory approvals for the acquisition of T&N, the Company executed an Agreement Containing Consent Order with the FTC on February 27, 1998. Pursuant to this agreement the Company must divest the T&N Bearings Business, consisting of T&N's thinwall and dry bearings (polymer bearings) operations within six months after the FTC declares the consent order final and must provide for independent management of those assets pending such divestiture. The agreement stipulates that the T&N Bearings business is to be maintained as a viable, independent competitor of the Company and that the Company shall not attempt to direct the activities of, or exercise control over, the T&N Bearings business or have contact with the T&N Bearings business outside of normal business activities.

In addition, the Company is holding the chemical business acquired in the Fel-Pro transaction for sale. The Company expects to complete the divestiture of the chemical business within one year.

Federal-Mogul Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 1998

The net assets of the T&N Bearings Business and chemical business have been recorded at their fair value based on estimates of selling values less costs to sell, calculated using multiples of earnings similar to recent comparable industry transactions. The Company's investment in the T&N Bearings Business and chemical business is included in the balance sheet caption "Acquired businesses to be divested." In addition, the Company's preliminary purchase price allocation for T&N includes an increase of $124 million to adjust the acquired income tax liability related to the anticipated divestiture of the T&N Bearings Business.

Operating results for the T&N Bearings and chemical businesses (which includes amortization expense for goodwill allocated to the businesses and interest expense relating to the holding costs of the businesses) have been excluded from the condensed consolidated statement of operations for the three months ended March 31, 1998.

Pro Forma Results
The following unaudited pro forma financial information for the three months ended March 31, 1998 and 1997 assume the T&N and Fel-Pro acquisitions occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt, divestitures of the T&N Bearings business and Fel-Pro chemical business, and income tax effects. The pro forma results (in millions of dollars, except per share data) have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisitions of T&N and Fel-Pro been consummated on the dates indicated, nor are they necessarily indicative of the Company's future results of operations (refer also to Management's Discussion and Analysis of Financial Condition and Results of Operations - Pro Forma Results).

                                       Unaudited Pro Forma Financial Information
                                             Three Months Ended March 31,
                                             ----------------------------

                                               1998                1997
                                             --------            --------

Net sales                                    $1,193.6            $1,247.9
Net loss                                     $  (16.5)           $   (7.0)
Loss per share                               $  (0.44)           $  (0.28)
Loss per share assuming dilution             $  (0.44)           $  (0.28)

Summerton, KFM and Bimet Transactions
In February 1998, the Company increased its ownership in Summerton in connection with the Bruss Divestiture Agreement, described in Note 7. In March 1998, the Company increased its ownership from 30% to 87% in KFM, a Korean joint venture formed in 1988 with Kukje Special Metal Co., Ltd. Also in March 1998, the Company acquired Bimet, a manufacturer of engine bearings, bushings and related products located in Gdansk, Poland. The total cash consideration paid for the Summerton, KFM and Bimet acquisitions approximated $32 million.

Federal-Mogul Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 1998

The Summerton, KFM and Bimet transactions have been accounted for as purchases and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on its estimated fair values as of the acquisition dates. The preliminary purchase price allocation of total consideration over the estimated fair value of net assets acquired of $16.4 million has been recognized as goodwill. The consolidated statement of operations for the three months ended March 31, 1998 includes the operating results of the acquired businesses from the applicable date of acquisition.


3.  RESTRUCTURING AND RATIONALIZATION OF ACQUIRED BUSINESSES

Restructuring Charge
During the first quarter of 1998, the Company recognized a $10.5 million restructuring charge related to operations in place prior to the acquisitions of T&N and Fel-Pro. The restructuring charge included $10.2 million and $0.3 million for severance and exit costs, respectively. Employee severance costs result from planned terminations in various business operations of the Company. The severance costs were based on the estimated levels that will be paid to the affected employees pursuant to the Company's workforce reduction policies and certain foreign governmental regulations. The Company anticipates that the actions related to the first quarter 1998 restructuring plan will be completed primarily within one year.

Rationalization of Acquired Businesses
In connection with the previously discussed acquisitions, the Company recognized approximately $151 million in reserves related to the rationalization and integration of acquired businesses. The rationalization reserves provide for approximately $125 million and $26 million in severance and exit costs, respectively.

The components of the integration plan include: closure of four manufacturing facilities worldwide; relocation of highly manual manufacturing product lines to lower cost regions or more suitable locations; consolidation of overlapping manufacturing, technical and sales facilities and joint ventures; closure of two aftermarket central warehouses and five in-country warehouses; consolidation of aftermarket marketing and customer support functions; and streamlining of administrative, sales, marketing and product engineering staffs worldwide. An anticipated result of the integration plan and the restructuring will be a reduction of approximately 4,200 full-time employees.

Federal-Mogul Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 1998

4.  ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

T&N Asbestos
As of March 31, 1998, the Company has provided $1.351 billion as its estimate for future costs related to resolving asbestos claims. In the United States, the Company's subsidiary, T&N, and two of T&N's U.S. subsidiaries (the T&N Companies) are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and to property damage litigation based upon asbestos in the United States. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many such claims may be made nor the expenditure which may arise therefrom. T&N has appointed the Center for Claims Resolution (CCR) as its exclusive representative in relation to all asbestos-related personal injury claims made against the T&N Companies in the United States.

Prior to its acquisition, T&N secured a 500 million pounds sterling (approximately $838 million at the March 31, 1998 exchange rate of $1.6758:1 pound sterling) layer of insurance which will be triggered should the aggregate number of claims notified after June 30, 1996, where the exposure occurred prior to that date, exceed 690 million pounds sterling (approximately $1,156 million at the March 31, 1998 exchange rate). At March 31, 1998 the Company has recorded reserves for incurred but not reported claims up to the insurance level, 690 million pound sterling.

While management believes that estimated reserves, which have not been reduced by any potential insurance proceeds, are appropriate for anticipated losses arising from T&N's asbestos related claims, no assurance can be given that T&N will not be subject to material additional liabilities and significant additional litigation relating to asbestos. Any such liabilities or litigation could have a material adverse effect on the Company's results of operations, business, liquidity and financial condition.

Federal-Mogul Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 1998

Federal-Mogul and Fel-Pro Asbestos
Federal-Mogul Corporation also is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. In addition, Fel-Pro has been named as a defendant in approximately 18,000 product liability cases involving asbestos, primarily involving gasket or packing products sold to ship owners. The Company is defending all such claims vigorously and believes that it and Fel-Pro have substantial defenses to liability and adequate insurance coverage for defense and indemnity costs (though Fel-Pro has agreed with its insurers to pay 20% of defense costs, in exchange for the right to a significant role in decisions regarding litigation). While the outcome of litigation can't be predicted with certainty, management believes that asbestos claims pending against Federal-Mogul Corporation and Fel-Pro as of March 31, 1998 will not have a material effect on the Company's financial position. No related reserves, or payments, have been provided, or paid to date, related to asbestos claims pending against Federal-Mogul Corporation and Fel-Pro.

Other
The Company is involved in various other legal actions and claims, directly and through its subsidiaries (including T&N and Fel-Pro). After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that its outcomes are not reasonably likely to have a material adverse affect on the Company's financial position, operating results, or cash flows.

5.  BRITISH POUND CURRENCY OPTION AND FORWARD CONTRACT

In the fourth quarter of 1997, in anticipation of the then pending T&N acquisition, the Company purchased a British pound currency option for $28.1 million with a notional amount of $2.5 billion. In January 1998, the Company settled the option and recognized a loss of $17.3 million.

Also in January 1998, in anticipation of the then pending T&N acquisition, the Company entered into a forward contract to purchase 1.5 billion pounds sterling for a notional amount of approximately $2.45 billion. As a result of favorable exchange fluctuations in the British pound/U.S. dollar exchange rate experienced during the contract period, the Company recognized a $30.6 million gain.

The Company entered into the above transactions to effectively serve as economic hedges for the purchase of T&N. Such transactions, however, do not qualify for "hedge accounting" under GAAP, and therefore the loss on the British pound currency option and the gain on the British pound forward contract are reflected in the statement of operations caption "Net gain on British pound currency option and forward contract."

Federal-Mogul Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 1998

6.  ISSUANCE OF DEBT

In connection with the acquisition of T&N, the Company entered into a $2.675 billion floating rate Senior Credit Agreement (consisting of a $2.275 billion term loan facility, and a $400 million revolving loan facility) and a $500 million floating rate Senior Subordinated Credit Agreement, each with Chase Manhattan Bank as agent and lender.

As of March 31, 1998, the Company had $2.5 billion outstanding related to the Senior Credit Agreement and Senior Subordinated Credit Agreement. The Senior Credit Agreement has maturities ranging from March of 1999 through the year 2005. The Senior Subordinated Credit Agreement matures in March of 1999.

In addition, the Company funded a portion of the T&N acquisition through the December 1997 sale of 7% Trust Convertible Preferred Securities (generating gross proceeds of $575 million) by Federal-Mogul Financing Trust, a subsidiary of the Company.

On April 17, 1998, in connection with the Company's efforts to put into place a permanent capital structure with an appropriate combination of debt and equity to partially replace the Senior Credit Agreement and Senior Subordinated Credit Agreement debt, the Company filed a registration statement with the Securities and Exchange Commission for the offering from time to time of up to an aggregate $2.5 billion of debt or equity securities (including shares of common stock registered for the account of certain securityholders). On May 14, 1998 the Company filed an amendment to such registration statement relating to a proposed offering of 9,712,093 shares of common stock by the Company (exclusive of 1,287,907 shares of common stock for the account of certain securityholders). The net proceeds to the Company of such offering of common stock are expected to be used to repay certain existing indebtedness.

The Company is also evaluating the possibility of issuing debt securities pursuant to such registration statement, all or a significant portion of the net proceeds, of which the Company would use to refinance certain additional indebtedness of the Company. There can be no assurance that any such offering of common stock or debt securities will be consummated.

The accelerated payment, if any, of certain portions of the Senior Credit Agreement and Senior Subordinated Credit Agreement debt would result in a significant extraordinary charge due to the write-off of the issuance costs associated with the early retirement of debt. The total unamortized issuance costs related to the Senior Credit Agreement and Senior Subordinated Credit Agreement was approximately $56 million at March 31, 1998.

Pursuant to the Senior Credit Agreement, the stock of Felt Products Mfg. Co.
(Felt), a wholly owned subsidiary of the Company, is pledged as collateral for borrowings outstanding thereunder. Such pledge also secures the Company's ESOP obligation, Medium-term notes and Senior Notes. The following presents certain unaudited financial information of Felt as of March 31, 1998 and the period February 24, 1998 to March 31, 1998 (in millions):


Financial Position                        Operating Results
---------------------------------------------------------------------
Current assets             $115.3         Net Sales             $36.2
Noncurrent assets           661.6         Costs and expenses     35.0
Current liabilities          78.0         Net earnings            1.2
Noncurrent liabilities      547.7


Subsequent Event
In April 1998, the Company retired $251 million in private placement debt assumed in connection with the acquisition of T&N. The early retirement of the debt required a make whole payment of approximately $27 million, which will be recognized as an extraordinary loss in the second quarter of 1998 of approximately $19 million, net of the related tax benefit.

Federal-Mogul Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 1998

7.  ASSETS HELD FOR SALE AND DIVESTITURES

In addition to the T&N Bearings Business and Fel-Pro chemical businesses held for sale, during the first quarter of 1998, the Company decided to sell its subsidiary, Bertolotti Pietro e Figli, S.r.l. (Bertolotti), conducting aftermarket operations in Italy. The carrying value of Bertolotti's assets have been reduced to its fair value based on estimates of selling values less costs to sell, calculated using multiples of earnings similar to recent automotive industry transactions in Italy. The Company recognized a $20.0 million first quarter charge primarily associated with the write-down of Bertolotti's assets to the estimated fair value. The Company expects to complete the sale of Bertolotti within one year.

As part of its 1996 restructuring plan, the Company continued to close or sell certain retail aftermarket operations during the first quarter of 1998. As of March 31, 1998, retail aftermarket operations that continue to be held for sale include those in Puerto Rico. Net cash proceeds received for those retail aftermarket locations sold in the first quarter approximated $2 million. No gain or loss was recognized on the dispositions of those retail aftermarket locations, as the related assets had been previously adjusted to fair value.

Bruss Divestiture Agreement
In February 1998, the Company divested its minority interest in G. Bruss GmbH & Co. KG, a German manufacturer of seals and gaskets. As part of the divestiture agreement the Company also increased its ownership to 100% in Summerton. The Company received net proceeds of approximately $47 million related to the divestiture agreement and recognized a gain on the divestiture of $4.8 million. The gain on the divestiture is included as a component of other expense.

Sale of Acquired Options
In addition, the Company received proceeds from the sale of options which were acquired with the acquisition of T&N. No gain or loss was recognized in connection with the sale of the options acquired.

Federal-Mogul Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 1998

8.   EARNINGS PER SHARE, NON-CASH TRANSACTION AND COMPREHENSIVE INCOME

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1998 and 1997 (in millions, except per share data):

                                                   1998        1997
                                                  ------      ------
Numerator:
 Net earnings (loss)                              $(7.2)      $13.9
 Series C preferred dividend requirement           (0.6)       (0.6)
 Series D preferred dividend requirement              -        (1.5)
 Series E preferred dividend requirement           (0.2)          -
                                                  -----       -----

 Numerator for basic earnings per share -
  income (loss) available to common
  shareholders                                    $(8.0)      $11.8

 Effect of dilutive securities:

  Series C preferred dividend requirement             -         0.6
  Additional required ESOP contribution               -        (0.5)
                                                  -----       -----

 Numerator for diluted earnings per share -
  income (loss) available to common
  shareholders after assumed conversions          $(8.0)      $11.9
                                                  =====       =====

Denominator:
 Denominator for basic earnings per share -
  weighted average shares outstanding              40.1        34.7
 Effect of dilutive securities:
  Dilutive stock options outstanding                  -         0.2
  Nonvested stock                                     -         0.4
  Conversion of Series C preferred stock              -         1.6
  Contingent issuance of common stock to
   satisfy Series C redemption price
   guarantee                                          -         0.3
                                                   ----        ----

 Denominator for dilutive earnings per share
  adjusted weighted average after assumed
  conversions                                      40.1        37.2
                                                  =====        ====



Basic earnings (loss) per share                  $(0.20)      $0.34
                                                 ======       =====



Diluted earnings (loss) per share                $(0.20)      $0.32
                                                 ======       =====

Federal-Mogul Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 1998

Convertible preferred securities redeemable for 11.2 million shares of common stock were outstanding during the first quarter of 1998. In addition, 1,030,325.6 shares of Series E Stock approximating 5.2 million shares of common stock were outstanding during a portion of the first quarter of 1998. The convertible preferred securities and Series E stock were not included in the computation of diluted earnings per share for the three months ended March 31, 1998 because the effect would be antidilutive.

Quarterly dividends of $0.12 per common share were declared for both the first quarters of 1998 and 1997.

Non-cash Transaction
In connection with the Fel-Pro acquisition, the Company issued 1,030,325.6 million shares of Series E Mandatory Exchangeable Preferred Stock (Series E Stock) with an imputed value of $225 million. The shares of Series E Stock are exchangeable into shares of the Company's common stock at a rate of five shares of common stock per share of Series E Stock. The Series E Stock are required to be exchanged no later than February 24, 1999, subject to certain conditions and pay quarterly dividends at a rate of $0.12 per common stock equivalent.

Comprehensive Income
During 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted Statement 130 as of January 1, 1998. The adoption of this Statement had no impact on the Company's net earnings (loss) or shareholders' equity. Statement 130 requires foreign currency translation adjustments and unrealized gains or losses on investments and certain derivative instruments, which prior to the adoption of Statement 130 were reported as a component of shareholders' equity, to be included in other comprehensive income.

Total comprehensive income (loss), net of the related estimated tax, was $(4.6) million and $5.3 million for the three months ended March 31, 1998 and 1997, respectively.

Federal-Mogul Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 1998

9.   INVENTORIES

At March 31, 1998 and December 31, 1997, inventories consisted of the following (in millions of dollars):

                                             1998        1997
                                            ------      ------

Finished products                           $515.8      $254.6
Work-in-process                               84.9        21.8
Raw materials                                139.9        15.7
                                            ------      ------
                                             740.6       292.1
Reserve for inventory valuation              (43.1)      (15.1)
                                            ------      ------
                                            $697.5      $277.0
                                            ======      ======

The significant increase in inventory was primarily due to the previously described acquisitions in Note 2.

10.  INCOME TAXES

During the first quarter of 1998, the Company recognized charges for adjustment of assets held for sale to fair value and purchased in-process research and development and recognized a net gain on the British pound currency option and forward contract. These transactions resulted in a pre-tax net charge of $25.3 million. The net income tax benefit related to these transactions totaled $2.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Federal-Mogul is a leading global manufacturer and distributor of a broad range of vehicular components for automobiles and light trucks, heavy duty trucks, farm and construction vehicles and industrial products. Such parts include powertrain systems components (primarily bearings and piston products), sealing systems components (dynamic seals and gaskets) and general products (primarily camshafts, friction products, sintered products and systems protection products). Federal-Mogul markets its products to many of the world's major original equipment manufacturers of automobiles, light trucks, heavy duty trucks, farm and construction vehicles and industrial products. Federal-Mogul also manufactures and supplies its products and related parts to the aftermarket. Federal-Mogul operates facilities at over 240 locations in 24 countries.

The following summarizes net sales by manufacturing division, geographic region and customer group as a percentage of total net sales for the year ended December 31, 1997, on a pro forma basis.

Manufacturing Division:        Geographic Region:     Customer Group:
Powertrain Products      40%   North America     49%  Original Equipment  52%

Sealing Systems          22%   Europe            40%  Aftermarket         48%

General Products         38%   Rest of World     11%


ACQUISITIONS

The Company acquired Fel-Pro, Incorporated and certain affiliated entities, which constitute the operating businesses of the Fel-Pro group of companies (Fel-Pro), and acquired T&N plc (T&N) and Bimet S.A. (Bimet) during the first quarter of 1998. In addition, the Company increased its ownership in the Summerton, South Carolina gasket business (Summerton) and KFM Bearing Co., Ltd.
(KFM) during the first quarter. Due to the complexity of valuing certain assets and liabilities acquired and related valuation estimates that are in process, the purchase allocation may subsequently be adjusted as further information becomes available. Goodwill recognized in connection with these transactions is being amortized on a straight-line basis over forty years.

Fel-Pro Transaction

On February 24, 1998, the Company acquired all the equity interests of Fel-Pro, a privately owned manufacturer headquartered in Skokie, Illinois, for a total consideration of approximately $717 million, which included 1,030,325.6 shares of Federal-Mogul Series E Mandatory Exchangeable preferred stock with an imputed value of $225 million (refer also to Note 8) and approximately $492 million in cash. The acquisition has been accounted for as a purchase and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on estimated fair values as of the acquisition date. The preliminary purchase price allocation of the total consideration exceeds the estimated fair value of net assets acquired by $509.3 million which has been recognized as goodwill.

Fel-Pro is a leading gaskets manufacturer for the North American aftermarket and OE heavy duty market. In 1997, Fel-Pro had sales of approximately $500 million. At the time of the acquisition, Fel-Pro's primary product lines consisted of gaskets, heavy duty diesel engine products, diesel products, high performance gaskets and other equipment and chemical products. Fel-Pro employed approximately 2,700 employees in 16 locations. The Company plans to divest Fel-Pro's chemical manufacturing operations representing approximately $33 million of Fel-Pro's 1997 net sales (refer to the caption "Acquired Businesses to be Divested").

The consolidated statement of operations for the three months ended March 31, 1998 includes the operating results of the acquired business, exclusive of the Fel-Pro chemical business, from the acquisition date.

T&N Transaction

On March 6, 1998, the Company satisfied all regulatory conditions relating to the acquisition of T&N, a manufacturer based in Manchester, England, and made its offer wholly unconditional. The Company paid for the outstanding T&N shares on March 12, 1998.

As of March 31, 1998 the Company has paid total consideration (including direct costs of the acquisition) of $2.356 billion. The Company also acquired cash of approximately $222 million and debt of approximately $707 million. In addition, the Company is required to pay 260 pence per share for certain T&N options expected to be converted to T&N shares subsequent to March 31, 1998. The Company has estimated the cost, net of cash to be received, of outstanding T&N options at March 31, 1998 and included the amount ($60.3 million) as a liability in the balance sheet caption "Payable to T&N plc shareholders." The acquisition has been accounted for as a purchase and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on estimated fair values as of the acquisition date. The preliminary purchase price allocation of the total consideration exceeds the estimated fair value of net assets acquired by $2.035 billion which has been recognized as goodwill.

In connection with the acquisition of T&N, the Company entered into a $2.675 billion floating rate Senior Credit Agreement (consisting of a $2.275 billion term loan facility and a $400 million revolving loan facility) and a $500 million floating rate Senior Subordinated Credit Agreement, each with Chase Manhattan Bank as agent and lender.

As of March 31, 1998, the Company had $2.5 billion outstanding related to the Senior Credit Agreement and Senior Subordinated Credit Agreement. The Senior Credit Agreement has maturities ranging from March of 1999 through the year 2005. The Senior Subordinated Credit Agreement matures in March of 1999.

In addition, the Company funded a portion of the T&N acquisition through the December 1997 sale of 7% Trust Convertible Preferred Securities (generating gross proceeds of $575 million) by Federal-Mogul Financing Trust, a subsidiary of the Company.

T&N manufactures and supplies high technology engineered automotive components and industrial materials. In 1997, T&N had sales of approximately 1.8 billion pound sterling ($2.9 billion at the 1997 average exchange rate) with about 80% of such sales relating to the global automotive industry. At the time of its acquisition, T&N's major product lines consisted of piston products, bearings, friction products, composites and camshafts (incorporating sintered products) and sealing products and it was active in both the original equipment and the aftermarket markets. T&N operated in approximately 200 locations in 24 countries, employed over 28,000 people worldwide and served customers in more than 150 countries. T&N's assets included technical centers in the U.K., Germany and North America.

The consolidated statement of operations for the three months ended March 31, 1998 includes the operating results of T&N, exclusive of the T&N Bearings Business (refer to the caption "Acquired Businesses to be Divested," described later in this section), from the acquisition date.

Acquired Businesses to be Divested

In connection with securing regulatory approvals for the acquisition of T&N, the Company executed an Agreement Containing Consent Order with the FTC on February 27, 1998. Pursuant to this agreement the Company must divest the T&N Bearings Business, consisting of T&N's thinwall and dry bearings (polymer bearings) operations within six months after the FTC declares the consent order final and must provide for independent management of those assets pending such divestiture. The agreement stipulates that the T&N Bearings business is to be maintained as a viable, independent competitor of the Company and that the Company shall not attempt to direct the activities of, or exercise control over, the T&N Bearings business or have contact with the T&N Bearings business outside of normal business activities.

In addition, the Company is holding the chemical business acquired in the Fel-Pro transaction for sale. The Company expects to complete the divestiture of the chemical business within one year.

The net assets of the T&N Bearings Business and chemical business have been recorded at their fair value based on estimates of selling values less costs to sell, calculated using multiples of earnings similar to recent comparable industry transactions. The Company's investment in the T&N Bearings Business and chemical business is included in the balance sheet caption "Acquired businesses to be divested." In addition, the Company's preliminary purchase price allocation for T&N includes an increase of $124 million to adjust the acquired income tax liability related to the anticipated divestiture of the T&N Bearings Business.

Operating results for the T&N Bearings and chemical businesses (which includes amortization expense for goodwill allocated to the businesses and interest expense relating to the holding costs of the businesses) have been excluded from the condensed consolidated statement of operations for the three months ended March 31, 1998.

Summerton, KFM and Bimet Transactions

In February 1998, the Company increased its ownership in Summerton in connection with the Bruss Divestiture Agreement, described in Note 7. In March 1998, the Company increased its ownership from 30% to 87% in KFM, a Korean joint venture formed in 1988 with Kukje Special Metal Co., Ltd. Also in March 1998, the Company acquired Bimet, a manufacturer of engine bearings, bushings and related products located in Gdansk, Poland. The total cash consideration paid for the Summerton, KFM and Bimet acquisitions approximated $32 million.

The Summerton, KFM and Bimet transactions have been accounted for as purchases and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on its estimated fair values as of the acquisition dates. The preliminary purchase price allocation of total consideration over the estimated fair value of net assets acquired of $16.4 million has been recognized as goodwill. The consolidated statement of operations for the three months ended March 31, 1998 includes the operating results of the acquired businesses from the applicable date of acquisition.

DIVESTITURES

In February 1998, the Company divested its minority interest in G. Bruss GmbH & Co. KG, a German manufacturer of seals and gaskets. As part of the divestiture agreement the Company increased its ownership in Summerton. The Company received net proceeds of approximately $47 million related to the divestiture agreement and recognized a gain on the divestiture of $4.8 million. The gain on the divestiture is included as a component of other expense.

In addition, the Company closed or sold certain retail aftermarket operations during the first quarter of 1998.

ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

T&N Asbestos

As of March 31, 1998, the Company has provided $1.351 billion as its estimate for future costs related to resolving asbestos claims. In the United States, the Company's subsidiary, T&N, and two of T&N's U.S. subsidiaries (the T&N Companies) are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and to property damage litigation based upon asbestos in the United States. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many such claims may be made nor the expenditure which may arise therefrom. T&N has appointed the Center for Claims Resolution (CCR) as its exclusive representative in relation to all asbestos-related personal injury claims made against the T&N Companies in the United States.

Prior to its acquisition, T&N secured a 500 million pounds sterling (approximately $838 million at the March 31, 1998 exchange rate of $1.6758:1 pound sterling) layer of insurance which will be triggered should the aggregate number of claims notified after June 30, 1996, where the exposure occurred prior to that date, exceed 690 million pounds sterling (approximately $1,156 million at the March 31, 1998 exchange rate). At March 31, 1998 the Company has recorded reserves for incurred but not reported claims up to the insurance level, which is 690 million pound sterling.

While management believes that estimated reserves, which have not been reduced by any potential insurance proceeds, are appropriate for anticipated losses arising from T&N's asbestos related claims, no assurance can be given that T&N will not be subject to material additional liabilities and significant additional litigation relating to asbestos. Any such liabilities or litigation could have a material adverse effect on the Company's results of operations, business, liquidity and financial condition.

Federal-Mogul and Fel-Pro Asbestos

Federal-Mogul Corporation also is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. In addition, Fel-Pro has been named as a defendant in approximately 18,000 product liability cases involving asbestos, primarily involving gasket or packing products sold to ship owners. The Company is defending all such claims vigorously and believes that it and Fel-Pro have substantial defenses to liability and adequate insurance coverage for defense and indemnify costs (though Fel-Pro has agreed with its insurers to pay 20% of defense costs, in exchange for the right to a significant role in decisions regarding litigation). While the outcome of litigation can't be predicted with certainty, management believes that asbestos claims pending against Federal-Mogul Corporation and Fel-Pro as of March 31, 1998 will not have a material effect on the Company's financial position. No related reserves, or payments, have been provided, or paid to date, related to asbestos claims pending against Federal-Mogul Corporation and Fel-Pro.

Other

The Company is involved in various other legal actions and claims, directly and through its subsidiaries (including T&N and Fel-Pro). After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that its outcomes are not reasonably likely to have a material adverse affect on the Company's financial position, operating results, or cash flows.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

RESULTS OF OPERATIONS

Following the acquisitions of T&N and Fel-Pro, Federal-Mogul's integrated operations are being reorganized to realize synergies and effectively coordinate operations. Operations will be conducted through three manufacturing operating units corresponding to major product areas: Powertrain Systems, Sealing Systems and General Products. The major product categories in Powertrain Systems include engine bearings and piston products. Sealing Systems includes dynamic seals and gaskets. General Products include camshafts, friction products, sintered products, systems protection products and a number of smaller product lines. The Worldwide Aftermarket organization is responsible for the Company's global aftermarket sales, marketing and distribution.

Net Sales

Sales for the first quarter of 1998 were $658.0 million compared to $485.6 million in the same 1997 quarter. The 35.5% increase in net sales is primarily attributable to the acquisitions of T&N and Fel-Pro the results of which were included from their respective dates of acquisition. Excluding the impact of the T&N and Fel-Pro acquisitions and the impact of previously divested retail aftermarket businesses, net sales decreased 2.3%.

Powertrain Systems sales were $279.0 million for the first quarter of 1998 compared to $209.2 million for the same 1997 quarter. Approximately $84 million of the 33.4% increase related to sales of T&N. Excluding the acquisition of T&N and powertrain products previously sold through the divested retail aftermarket businesses, sales were relatively flat compared to 1997.

Sealing Systems sales were $163.3 million in the first quarter of 1998 compared to $83.8 million in the first quarter of 1997. Approximately $20 million of the 94.9% increase related to sales of T&N and approximately $52 million related to sales of Fel-Pro. Excluding the acquisitions of T&N and Fel-Pro and sealing products previously sold through the divested retail aftermarket businesses, sales increased 9.7% due to strong heavy duty and industrial sales.

General Products sales were $215.7 million in the first quarter of 1998 compared to $192.6 million in 1997. Approximately $69 million of the 12.0% increase related to sales of T&N. Excluding the acquisitions of T&N and general products previously sold through the divested retail aftermarket businesses, sales decreased 10.2% primarily due to continuing softness in the North American aftermarket business.

Cost of Products Sold

Cost of products sold as a percent of net sales decreased to 75.5% for the first quarter of 1998 from 76.9% for the same 1997 quarter. Excluding the effect of a $10.9 million charge in the first quarter of 1998 associated with the purchase accounting write-up of acquired inventory to fair value and the subsequent sale of this inventory at the higher cost, as well as a $3.5 million write-down of inventory associated with the Puerto Rico retail aftermarket to be divested, cost of products sold as a percent of sales decreased to 73.3%. Management attributes this decrease to productivity improvements, cost controls, streamlined operations, the divestiture of underperforming assets and the acquisitions previously discussed.

Selling , General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses as percent of net sales decreased to 14.9% for the first quarter of 1998 compared to 15.6% for the first quarter of 1997. The decrease is primarily attributable to the benefits of prior restructuring actions and the divestiture of retail aftermarket businesses, slightly offset by a $1.1 million charge related to Year 2000 costs.

Amortization Expense

Amortization expense in the first quarter of 1998 was $10.1 million compared to $2.5 million for the first quarter of 1997. The increase in amortization expense was attributable to the expense related to the increase in goodwill and other intangible assets associated with the T&N and Fel-Pro acquisitions.

Purchased In-Process Research and Development Charge

The Company recognized an $18.6 million charge in the first quarter of 1998 associated with the estimated fair value of in-process research and development costs allocated in purchase accounting to a portion of the total consideration paid.

Restructuring Charges

During the first quarter of 1998, the Company recognized a $10.5 million restructuring charge related to operations in place prior to the acquisitions of T&N and Fel-Pro. The restructuring charge included $10.2 million and $0.3 million for severance and exit costs, respectively. Employee severance costs result from planned terminations in various business operations of the Company. The severance costs were based on the estimated levels that will be paid to the affected employees pursuant to the Company's workforce reduction policies and certain foreign governmental regulations. The Company anticipates that the actions related to the first quarter 1998 restructuring plan will be completed primarily within one year.

Rationalization of Acquired Businesses

In connection with the previously discussed acquisitions, the Company recognized approximately $151 million in reserves related to the rationalization and integration of acquired businesses. The rationalization reserves provide for approximately $125 million and $26 million in severance and exit costs, respectively.

The components of the integration plan include: closure of four manufacturing facilities worldwide; relocation of highly manual manufacturing product lines to lower cost regions or more suitable locations; consolidation of overlapping manufacturing, technical and sales facilities and joint ventures; closure of two aftermarket central warehouses and five in-country warehouses; consolidation of aftermarket marketing and customer support functions; and streamlining of administrative, sales, marketing and product engineering staffs worldwide. An anticipated result of the integration plan and the restructuring will be a reduction of approximately 4,200 full-time employees.

In addition to the $10.5 restructuring charge and the $151 million rationalization reserve, the Company expects to incur additional expenses of approximately $43 million necessary to complete the integration of the acquired companies. The anticipated annual synergy associated with the restructuring, rationalization and integration is expected to be moderately in excess of these costs in the year 2000.

Adjustment of Assets Held for Sale to Fair Value

In addition to the T&N Bearings Business and chemical businesses held for sale, during the first quarter of 1998, the Company decided to sell its subsidiary, Bertolotti Pietro e Figli, S.r.l. (Bertolotti), conducting aftermarket operations in Italy. The carrying value of Bertolotti's assets have been reduced to its fair value based on estimates of selling values less costs to sell, calculated using multiples of earnings similar to recent automotive industry transactions in Italy. The Company recognized a $20.0 million first quarter charge primarily associated with the write-down of Bertolotti's assets to the estimated fair value. The Company expects to complete the sale of Bertolotti within one year.

As part of its 1996 restructuring plan, the Company continued to close or sell certain retail aftermarket operations during the first quarter of 1998. As of March 31, 1998, retail aftermarket operations that continue to be held for sale include those in Puerto Rico. Net cash proceeds received for those retail aftermarket locations sold in the first quarter approximated $2 million. No gain or loss was recognized on the dispositions of those retail aftermarket locations, as the related assets had been previously adjusted to fair value.

Interest Expense

Interest expense in the first quarter of 1998 was $15.5 million compared to $9.8 million for the first quarter of 1997. The increase in interest expense is attributable to the interest expense related to the financing of the T&N and Fel-Pro acquisitions slightly offset by reduced preacquisition debt levels as compared to the first quarter of 1997.

Net Gain on British Pound Currency Option and Forward Contract

In the fourth quarter of 1997, in anticipation of the then pending T&N acquisition, the Company purchased a British pound currency option for $28.1 million with a notional amount of $2.5 billion. In January 1998, the Company settled the option and recognized a loss of $17.3 million.

Also in January 1998, in anticipation of the then pending T&N acquisition, the Company entered into a forward contract to purchase 1.5 billion pounds sterling for a notional amount of approximately $2.45 billion. As a result of favorable exchange fluctuations in the British pound/U.S. dollar exchange rate experienced during the contract period, the Company recognized a $30.6 million gain.

The Company entered into the above transactions to effectively serve as economic hedges for the purchase of T&N. Such transactions, however, do not qualify for "hedge accounting" under U.S. GAAP, and therefore the loss on the British pound currency option and the gain on the British pound forward contract are reflected in the statement of operations caption "Net gain on British pound currency option and forward contract."

Income Tax Expense

During the first quarter of 1998, the Company recognized charges for adjustment of assets held for sale to fair value and purchased research and development and recognized a net gain on the British pound currency option and forward contract. These transactions resulted in a pre-tax net charge of $25.3 million. The net income tax benefit related to these transactions totaled $2.1 million.

Pro Forma Results

The following unaudited pro forma financial information for the three months ended March 31, 1998 and 1997 assume the T&N and Fel-Pro acquisitions occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt, divestitures of the T&N Bearing business and Fel-Pro chemical business and income tax effects. The pro forma results (in millions of dollars, except per share data) have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisitions of T&N and Fel-Pro been consummated on the dates indicated, nor are they necessarily indicative of the Company's future results of operations.

                                                Unaudited Pro Forma Financial Information
                                                      Three Months Ended March 31,
                                                -----------------------------------------
                                                       1998                   1997
                                                     ---------             ---------
Net sales                                            $1,193.6              $1,247.9
Net loss                                             $  (16.5)             $   (7.0)
Loss per share                                       $  (0.44)             $  (0.28)
Loss per share assuming dilution                     $  (0.44)             $  (0.28)

The unaudited proforma financial information for the three months ended March 31, 1998 include charges for adjustment of assets held for sale to fair value, restructuring, the effects of the previously described purchase accounting write-up of acquired inventory to fair value and writedown of inventory associated with the Puerto Rico retail aftermarket business to be divested, and certain other charges. Also included in the 1998 unaudited pro forma financial information were the recognized net gain on the British pound currency option and forward contract and the gain on the Bruss divestiture. The net after tax effect of these transactions was a charge of approximately $19 million ($.48 per diluted share).

The $18.6 million charge for purchased in-process research and development has been excluded from the 1998 unaudited pro form financial information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided from Operating Activities

Cash flow provided from operating activities was $82.7 million for the first quarter of 1998. Cash flow was generated primarily from a decrease in inventories of $36.8 million and net earnings adjusted for the non-cash charges of depreciation and amortization, purchased in-process research and development, restructuring and adjustment of assets held for sale to fair value. Partially offsetting these items was an increase in accounts receivable of $57.1 million.

Cash Flow used by Investing Activities

Cash flow used by investing activities was $2,586.5 million and was primarily related to the acquisitions of T&N, Fel-Pro, Bimet and the increase in ownership of Summerton and KFM partially reduced by the sale of the Company's interest in
G. Bruss GmbH & Co. KG. Partially offsetting the acquisitions, the Company received proceeds from the sale of options which were acquired with the acquisition of T&N. In addition, capital expenditures of $19.5 million were made for property, plant and equipment to implement process improvements, information technology and new product introductions. Capital expenditures are anticipated to be approximately $235 million in 1998, primarily for enhanced manufacturing capabilities and process improvements.

Cash Flow Provided from Financing Activities

Cash flow provided from financing activities was $2,063.9 million for the first quarter of 1998 primarily from the increase in debt related to the acquisitions of T&N and Fel-Pro detailed below, partially offset by the related debt issuance fees of $33.3 million.

On April 17, 1998, in connection with the Company's efforts to put into place a permanent capital structure with an appropriate combination of debt and equity to partially replace the Senior Credit Agreement and Senior Subordinated Credit Agreement debt, the Company filed a registration statement with the Securities and Exchange Commission for the offering from time to time of up to an aggregate $2.5 billion of debt or equity securities (including shares of common stock registered for the account of certain securityholders). On May 14, 1998 the Company filed an amendment to such registration statement relating to a proposed offering of 9,712,093 shares of common stock by the Company (exclusive of 1,287,907 shares of common stock for the account of certain securityholders). The net proceeds to the Company of such offering of common stock are expected to be used to repay certain existing indebtedness.

The Company is also evaluating the possibility of issuing debt securities pursuant to such registration statement, all or a significant portion of the net proceeds, of which the Company would use to refinance certain additional indebtedness of the Company. There can be no assurance that any such offering of common stock or debt securities will be consummated.

The accelerated payment, if any, of certain portions of the Senior Credit Agreement and Senior Subordinated Credit Agreement debt would result in a significant extraordinary charge due to the write-off of the issuance costs associated with the early retirement of debt. The total unamortized issuance costs related to the Senior Credit Agreement and Senior Subordinated Credit Agreement was approximately $56 million at March 31, 1998.

In connection with the Fel-Pro acquisition the Company paid approximately $492 million cash which was provided through an existing revolving credit facility and three short-term loans and issued 1,030,325.6 shares of Federal-Mogul Series E Mandatory Exchangeable preferred stock with an imputed value of $225 million. The shares of Series E Stock are exchangeable into shares of the Company's common stock at a rate of five shares of common stock per share of Series E Stock and pay dividends of $.12 per quarter per common stock equivalent. The Series E Stock are required to be exchanged no later than February 24, 1999, subject to certain conditions.

The Company believes that cash flow from operations, together with borrowings available under the Company's revolving credit facility, will continue to be sufficient to meet its ongoing working capital requirements.

Foreign Currency and Commodity Contracts

The financial condition and results of operations of certain of the Company's operating entities are reported in various foreign currencies (principally pounds sterling, German marks, and to a lesser extent South African rand and French francs, among others) and then translated into U.S. dollars at the applicable exchange rate for inclusion in the Company's financial statements.
As a result, the appreciation of the dollar against these foreign currencies will have a negative impact on the reported sales and operating margin of T&N and other subsidiaries as consolidated into the Company. Conversely, the depreciation of the dollar against these foreign currencies will have a positive impact.

In addition, the Company incurs currency transaction risk whenever it or one of its foreign subsidiaries enters into either a purchase or sales transaction using a different currency than the relevant entity's functional currency. Currency transaction risk is reduced by matching revenues and costs with the same currency. Given the volatility of currency exchange rates, there can be no assurance that the Company will be able to effectively manage its currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on the Company's financial condition or results of operations.

OTHER MATTERS

New Dividend Policy

Dividends on the capital stock of the Company are payable at the discretion of the Company's Board of Directors. Historically, quarterly dividends had been 12 cents per share. The Board of Directors has recently reduced the quarterly dividend and has declared a cash dividend payable in the second quarter of 1998 in the amount of one-quarter cent per share of common stock. The Company, consistent with its growth strategy, presently intends to retain future earnings in the business and therefore anticipates paying dividends at a comparable level in the foreseeable future.

Effect of Accounting Pronouncements

In 1997, the Financial Accounting Standards Board issued Statement No. 130, ("SFAS No. 130") "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted Statement 130 as of January 1, 1998. The adoption of this statement had no impact on Federal Mogul's net earnings (loss) or shareholders' equity. SFAS No. 130 requires foreign currency translation adjustments and unrealized gains or losses on investments and derivative instruments to be included in other comprehensive income. Prior to the adoption of SFAS No. 130 these items were reported as a component of shareholders' equity.

Total comprehensive income (loss), net of the related estimated tax, was $(4.6) million and $5.3 million for the three months ended March 31, 1998 and 1997, respectively.

Subsequent Event

In April 1998, the Company retired $251 million in private placement debt assumed in connection with the acquisition of T&N. The early retirement of the debt required a make whole payment of approximately $27 million, which will be recognized in the second quarter of 1998 as an extraordinary loss of approximately $19 million, net of the related tax benefit.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form

       (a)  Exhibits:


       (b)  Reports on Form 8-K:

       On January 12, 1998, the Company filed a Current Report on Form 8-K to report its agreement to purchase Fel-Pro Incorporated.

       On March 11, 1998, the Company filed a Current Report on Form 8-K to report the completion of its acquisition of Fel-Pro Incorporated.

       On March 23, 1998, the Company filed a Current Report on Form 8-K to report that all conditions relating to its acquisition of the outstanding stock of T&N plc had either been waived or satisfied.

       On April 7, 1998, the Company filed a Current Report on Form 8-K/A to amend and restate Item 7 of its Current Reports on Form 8-K dated March 11, 1998 and March 23, 1998.

       On April 17, 1998, the Company filed a Current Report on Form 8-K to file the audited consolidated financial statements of Felt Products Mfg. Co. and Subsidiaries.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FEDERAL-MOGUL CORPORATION


                                    By: /s/ Thomas W. Ryan
                                        --------------------------
                                        Thomas W. Ryan
                                        Executive Vice President and
                                          Chief Financial Officer


                                    By: /s/ Kenneth P. Slaby
                                        --------------------------
                                        Kenneth P. Slaby
                                        Vice President and Controller,
                                          Chief Accounting Officer


Dated:  May 14, 1998