Form 10-Q
period 1998-06-30
FEDERAL MOGUL CORP
filed 1998-08-14
CIK 34879

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Period Ended               JUNE 30, 1998
                     -----------------------------------------------------------



Commission File Number                1-1511
                       ---------------------------------------------------------

                            FEDERAL-MOGUL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              MICHIGAN                                38-0533580
--------------------------------------------------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

    26555 NORTHWESTERN HIGHWAY, SOUTHFIELD, MICHIGAN           48034
--------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)


                                  (248)354-7700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X        No
                                     ---            ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Common Stock - 53,305,789 of August 10, 1998

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
Millions of Dollars, Except Per Share Amounts

                                                                    Three Months Ended             Six Months Ended
                                                                          June 30                      June 30
                                                                   ---------------------        ---------------------
                                                                     1998         1997            1998        1997
                                                                   --------     --------        ---------   ---------
Net sales                                                          $1,214.0     $  481.8        $ 1,872.0   $   967.4
Cost of products sold                                                 896.6        366.5          1,393.3       740.0
                                                                   --------     --------        ---------   ---------

     Gross margin                                                     317.4        115.3            478.7       227.4

Selling, general and administrative expenses                         (180.8)       (70.8)          (278.9)     (146.7)
Amortization                                                          (25.0)        (2.7)           (35.1)       (5.2)
Purchased in-process research and development charge                      -            -            (18.6)          -
Restructuring charges                                                     -            -            (10.5)          -
Adjustment of assets held for sale to fair value                        1.0            -            (19.0)          -
Integration costs                                                      (4.7)           -             (4.7)          -
Interest expense                                                      (52.7)        (9.0)           (66.1)      (18.8)
Interest income                                                         2.1          1.1              6.7         1.8
International currency exchange gains (losses)                         (1.2)          .1             (2.3)          -
Net gain on British pound currency option and
     forward contract                                                     -            -             13.3           -
Other income (expense), net                                            (2.8)          .4             (8.6)       (1.6)
                                                                   --------     --------        ---------   ---------

     Earnings Before Income Taxes
         and Extraordinary Item                                        53.3         34.4             54.9        56.9

Income tax expense                                                     24.9          5.9             33.7        14.5
                                                                   --------     --------        ---------   ---------

     Net Earnings Before Extraordinary Item                            28.4         28.5             21.2        42.4

Extraordinary item - loss on early retirement of debt,
     net of applicable income tax benefits                             31.3          2.6             31.3         2.6
                                                                   --------     --------        ---------   ---------

     Net Earnings (Loss)                                               (2.9)        25.9            (10.1)       39.8

Preferred stock dividends, net of related tax benefits                  0.9          2.1              1.7         4.3
                                                                   --------     --------        ---------   ---------

     Net Earnings (Loss) Available for
         Common Shareholders                                       $   (3.8)    $   23.8        $   (11.8)  $    35.5
                                                                   ========     ========        =========   =========

Earnings Per Common Share

     Basic
         Net earnings before extraordinary item                       $ .63        $ .76            $ .47       $1.09
         Extraordinary item - loss on early retirement of
              debt, net of applicable income tax benefit               (.72)        (.08)            (.75)       (.07)
                                                                      -----        -----            -----       -----
         Net earnings (loss)                                          $(.09)       $ .68            $(.28)      $1.02
                                                                      =====        =====            =====       =====

     Diluted
         Net earnings before extraordinary item                       $ .55        $ .67            $ .42       $ .99
         Extraordinary item - loss on early retirement of
              debt, net of applicable income tax benefit               (.62)        (.06)            (.65)       (.06)
                                                                      -----        -----            -----       -----
         Net earnings (loss)                                          $(.07)       $ .61            $(.23)      $ .93
                                                                      =====        =====            =====       =====

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Millions of Dollars

                                                                                         Unaudited
                                                                                          June 30          December 31
                                                                                           1998                1997
                                                                                         ---------         -----------
Assets
Current assets:
     Cash and equivalents                                                                $   142.1          $   541.4
     Accounts receivable                                                                     624.9              158.9
     Investment in accounts receivable securitization                                        131.7               48.7
     Inventories                                                                             650.2              277.0
     Prepaid expenses and income tax benefits                                                230.2              113.2
     Acquired businesses to be divested                                                      456.7                  -
                                                                                         ---------          ---------
         Total current assets                                                              2,235.8            1,139.2

Property, plant and equipment                                                              1,554.7              313.9
Goodwill                                                                                   2,619.8              143.8
Other intangible assets                                                                      457.7               48.4
Business investments and other assets                                                        585.1              156.8
                                                                                         ---------          ---------

              Total Assets                                                               $ 7,453.1          $ 1,802.1
                                                                                         =========          =========

Liabilities and Shareholders' Equity
Current liabilities:
     Short-term debt, including current portion of long-term debt                        $   197.7          $    28.6
     Accounts payable                                                                        337.9              102.3
     Accrued compensation                                                                    182.9               36.8
     Restructuring and rationalization reserves                                              172.3               31.5
     Current portion of asbestos liability                                                   100.0                  -
     Other accrued liabilities                                                               437.1              130.4
                                                                                         ---------          ---------
         Total current liabilities                                                         1,427.9              329.6

Long-term debt                                                                             2,498.0              273.1
Long-term portion of asbestos liability                                                    1,208.7                  -
Postemployment benefits                                                                      441.0              190.9
Other accrued liabilities                                                                     88.9               50.6
Minority interest in consolidated subsidiaries                                                61.3               13.6
Minority interest - preferred securities of affiliate                                        575.0              575.0
Shareholders' equity:
     Series C ESOP preferred stock                                                            46.5               49.0
     Series E preferred stock                                                                132.7                  -
     Common stock                                                                            266.0              201.0
     Additional paid-in capital                                                              954.5              332.6
     Accumulated deficit                                                                    (133.7)            (123.6)
     Unearned ESOP compensation                                                              (21.5)             (21.8)
     Accumulated other comprehensive income                                                  (88.1)             (65.7)
     Other                                                                                    (4.1)              (2.2)
                                                                                         ---------          ---------
         Total shareholders' equity                                                        1,152.3              369.3
                                                                                         ---------          ---------

              Total Liabilities and Shareholders' Equity                                 $ 7,453.1          $ 1,802.1
                                                                                         =========          =========

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Millions of Dollars

                                                                                               Six Months Ended
                                                                                                    June 30
                                                                                          ---------------------------
                                                                                            1998               1997
                                                                                          ---------          --------
Cash Provided From (Used By) Operating Activities
    Net earnings (loss)                                                                   $   (10.1)         $   39.8
    Adjustments to reconcile net earnings (loss) to net
       cash provided from operating activities
          Depreciation and amortization                                                        89.8              27.3
          Purchased in-process research and development charge                                 18.6                 -
          Restructuring charges                                                                10.5                 -
          Adjustment of assets held for sale to fair value                                     19.0                 -
          Deferred income taxes                                                                 0.2               5.2
          Postemployment benefits                                                               1.3               2.0
          Increase in accounts receivable                                                     (30.0)            (19.9)
          Decrease in inventories                                                              43.8              40.5
          Decrease in accounts payable                                                         (1.3)             (1.0)
          Increase in current liabilities and other                                            50.1              15.3
          Payments against restructuring and reengineering reserves                           (20.7)            (12.5)
          Loss on early retirement of debt                                                     47.1               4.1
          Payments against asbestos liability                                                 (32.7)                -
                                                                                          ---------          --------
              Net Cash Provided From Operating Activities                                     185.6             100.8

Cash Provided From (Used By) Investing Activities
    Expenditures for property, plant and equipment                                            (81.1)            (20.8)
    Proceeds from sale of business investments                                                 53.9              66.6
    Proceeds from sale of options                                                              39.1                 -
    Business acquisitions, net of cash acquired                                            (2,786.5)                -
                                                                                          ---------          --------
              Net Cash Provided From (Used By) Investing Activities                        (2,774.6)             45.8

Cash Provided From (Used By) Financing Activities
    Issuance of common stock                                                                  601.4               9.7
    Net increase (decrease) in debt                                                         1,667.5            (138.8)
    Fees paid for debt issuance                                                               (49.4)                -
    Fees for early retirement of debt                                                         (27.4)             (4.1)
    Investment in accounts receivable securitization                                           10.3             (11.0)
    Dividends                                                                                  (5.9)            (13.5)
    Other                                                                                      (6.8)             (2.4)
                                                                                          ---------          --------
              Net Cash Provided From (Used By) Financing Activities                         2,189.7            (160.1)

              Decrease in Cash and Equivalents                                               (399.3)            (13.5)

Cash and Equivalents at Beginning of Period                                                   541.4              33.1
                                                                                          ---------          --------

              Cash and Equivalents at End of Period                                       $   142.1          $   19.6
                                                                                          =========          ========

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 1998


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and the six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain items in the prior year condensed consolidated financial statements have been reclassified to conform with the presentation used in 1998.

2.  ACQUISITIONS

The Company acquired Fel-Pro, Incorporated and certain affiliated entities, which constitute the operating businesses of the Fel-Pro group of companies (Fel-Pro), and acquired T&N plc (T&N) and Bimet S.A. (Bimet) during the first quarter of 1998. In addition, the Company increased its ownership in the Summerton, South Carolina gasket business (Summerton) and KFM Bearing Co., Ltd.
(KFM) during the first quarter. Due to the complexity of valuing certain assets and liabilities acquired and related valuation estimates that are in process, the purchase allocations may subsequently be adjusted as further information becomes available. Goodwill recognized in connection with these transactions is being amortized on a straight-line basis over forty years.

Fel-Pro Transaction

On February 24, 1998, the Company acquired all the equity interests of Fel-Pro, a privately owned gasket manufacturer headquartered in Skokie, Illinois, for a total consideration of approximately $717 million, which included 1,030,325.6 shares of Federal-Mogul Series E Mandatory Exchangeable preferred stock (Series E Stock) with an imputed value of $225 million (refer to Note 8) and approximately $492 million in cash. The acquisition has been accounted for as a purchase and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on estimated fair values as of the acquisition date. The preliminary purchase price allocation of the total consideration exceeds the estimated fair value of net assets acquired by $509.3 million which has been recognized as goodwill.

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

The Company has paid total consideration (including direct costs of the acquisition) of $2.413 billion. The Company also acquired cash of approximately $163 million and debt of approximately $723 million. In addition, the Company is required to pay 260 pence per share for certain T&N options converted to T&N shares. The Company has paid $52.8 million, net of cash to be received, for these T&N options as of June 30, 1998 and reflects an estimated additional amount to be paid of $7.5 million in the balance sheet current liability section under the caption "Other Accrued Liabilities". The acquisition has been accounted for as a purchase and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on estimated fair values as of the acquisition date. The preliminary purchase price allocation of the total consideration exceeds the estimated fair value of net assets acquired by $2.032 billion which has been recognized as goodwill.

The consolidated statement of operations for the three- and the six-month periods ended June 30, 1998 include the operating results of T&N, exclusive of the T&N Bearings Business (refer to the caption "Acquired Businesses to be Divested," described later in this section), from the acquisition date. The Company recognized an $18.6 million charge in the first quarter of 1998 associated with the estimated fair value of purchased in process research and development costs allocated in purchase accounting to a portion of the total consideration paid.

Acquired Businesses to be Divested

In connection with securing regulatory approvals for the acquisition of T&N, the Company executed an Agreement Containing Consent Order with the Federal Trade Commission (FTC) on February 27, 1998. Pursuant to this agreement the Company must divest the T&N Bearings Business, consisting of T&N's thinwall and dry bearings (polymer bearings) operations within six months after the FTC declares the consent order final and must provide for independent management of those assets pending such divestiture. The agreement stipulates that the T&N Bearings Business is to be maintained as a viable, independent competitor of the Company and that the Company shall not attempt to direct the activities of, or exercise control over, the T&N Bearings Business or have contact with the T&N Bearings Business outside of normal business activities.

In July 1998, the Company sold the Fel-Pro Chemical Business to Loctite Corporation, a part of Henkel KGaA, a global specialist in applied chemistry headquartered in Dusseldorf, Germany for approximately $60 million.

The net assets of the T&N Bearings Business have been recorded at their fair value based on estimates of selling values less costs to sell, calculated using multiples of earnings similar to recent comparable industry transactions. The Company's investment in the T&N Bearings Business is included in the balance sheet caption "Acquired businesses to be divested." In addition, the Company's preliminary purchase price allocation for T&N includes an increase of $124 million to adjust the acquired income tax liability related to the anticipated divestiture of the T&N Bearings Business.

Operating results for the T&N Bearings and Fel-Pro Chemical Business (which includes amortization expense for goodwill allocated to the businesses and interest expense relating to the holding costs of the businesses) have been excluded from the condensed consolidated statement of operations for the three-and the six-month periods ended June 30, 1998.

Pro Forma Results

The following unaudited pro forma financial information for the three- and the six month periods ended June 30, 1998 and 1997 assume the T&N and Fel-Pro acquisitions occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt, divestitures of the T&N Bearings Business and Fel-Pro Chemical Business, and income tax effects. The pro forma results (in millions of dollars, except per share data) have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisitions of T&N and Fel-Pro been consummated on the dates indicated, nor are they necessarily indicative of the Company's future results of operations (refer also to Management's Discussion and Analysis of Financial Condition and Results of Operations - Pro Forma Results).

                                                           Unaudited Pro Forma Financial Information
                                                 ---------------------------------------------------------------
                                                   Three Months Ended June 30          Six Months Ended June 30
                                                 -----------------------------         -------------------------
                                                   1998                 1997             1998             1997
                                                 ---------            --------         --------         --------
Net sales                                         $1,214.0            $1,270.7         $2,407.7         $2,518.6
Net earnings                                         $28.4               $47.1            $11.9            $45.7
Earnings per share                                    $.63               $1.27             $.24            $1.17
Earnings per share assuming dilution                  $.55               $1.12             $.23            $1.08

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

The Summerton, KFM and Bimet transactions have been accounted for as purchases and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition dates. The preliminary purchase price allocation of total consideration over the estimated fair value of net assets acquired of $16.4 million has been recognized as goodwill. The consolidated statement of operations for the three- and six-month periods ended June 30, 1998 includes the operating results of the acquired businesses from the applicable date of acquisition.

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

The components of the integration plan include: closure of certain manufacturing facilities worldwide; relocation of highly manual manufacturing product lines to lower cost regions or more suitable locations; consolidation of overlapping manufacturing, technical and sales facilities and joint ventures; closure of two aftermarket central warehouses and five in-country warehouses; consolidation of aftermarket marketing and customer support functions; and streamlining of administrative, sales, marketing and product engineering staffs worldwide. An anticipated result of the integration plan and the restructuring will be a reduction of approximately 4,200 full-time employees.

4.  ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

T&N Asbestos

As of June 30, 1998, the Company has provided $1.309 billion as its estimate for future costs related to resolving asbestos claims. In the United States, the Company's subsidiary, T&N, and two of T&N's U.S. subsidiaries (the T&N Companies) are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and to property damage litigation based upon asbestos in the United States. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many of such claims may be made nor the expenditure which may arise therefrom. T&N has appointed the Center for Claims Resolution (CCR) as its exclusive representative in relation to all asbestos-related personal injury claims made against the T&N Companies in the United States.

Prior to its acquisition, T&N secured a 500 million pounds sterling (approximately $834 million at the June 30, 1998 exchange rate of $1.6685: 1 pound sterling) layer of insurance which will be triggered should the aggregate amount of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed 690 million pounds sterling (approximately $1,151 million at the June 30, 1998 exchange rate). At June 30, 1998 the Company has recorded reserves approximating the insurance level of 690 million pounds sterling for incurred but not reported claims.

While management believes that reserves are appropriate for anticipated losses arising from T&N's asbestos related claims, no assurance can be given that T&N will not be subject to material additional liabilities and significant additional litigation relating to asbestos. Any such liabilities or litigation in amounts in excess of the reserves recorded by the Company and the additional 500 million pounds sterling of insurance coverage could have a material adverse effect on the Company's results of operations, business, liquidity and financial condition.

Federal-Mogul and Fel-Pro Asbestos

The Company also is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. In addition, Fel-Pro has been named as a defendant in a large number of product liability cases involving asbestos, primarily involving gasket or packing products sold to ship owners. The majority of these cases are administratively dismissed as received by the court due to the expiration of the statute of limitations. The Company is defending all such claims vigorously and believes that it and Fel-Pro have substantial defenses to liability and adequate insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against Federal-Mogul Corporation and Fel-Pro as of June 30, 1998 will not have a material effect on the Company's financial position.

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

6.  ISSUANCE OF DEBT AND EQUITY

In connection with the acquisition of T&N, the Company entered into a $2.675 billion floating rate Senior Credit Agreement (consisting of a $2.275 billion term loan facility, and a $400 million revolving loan facility) and a $500 million floating rate Senior Subordinated Credit Agreement, each with The Chase Manhattan Bank as agent and lender and Chase Securities Inc., as arranger.

On April 17, 1998, in connection with the Company's efforts to put into place a permanent capital structure, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the offering from time to time of up to an aggregate $2.5 billion of debt or equity securities (including shares of common stock registered for the account of certain securityholders).

On June 6, 1998, the Company issued 12,650,000 shares of common stock under the registration statement previously discussed, including 2.1 million shares which were converted from Series E Mandatory Exchangeable Preferred Stock (Series E Stock) (refer to Note 8). The net proceeds from the sale of the common stock of 592 million were used to prepay the entire outstanding principal amount under the Senior Subordinated Credit Agreement and partially repay the Senior Credit Agreement.

In addition, under the above shelf registration statement, the Company issued $1.0 billion of bonds on June 25, 1998. The bonds have maturities ranging from 6 to 12 years, a weighted average yield of 7.76% and a weighted average coupon of 7.73%. The net proceeds were used to reduce floating rate bank debt.

As of June 30, 1998, the Company had $1.2 billion outstanding related to the Senior Credit Agreement with quarterly maturities beginning March 1999 and continuing through the year 2005 and a weighted average interest rate of 7.9%. Over 60% of the maturities occur after the year 2003.

In addition, the Company funded a portion of the T&N acquisition through the December 1997 sale of 11.5 million shares of 7% Trust Convertible Preferred Securities (generating gross proceeds of $575 million) by Federal-Mogul Financing Trust, a subsidiary of the Company.

The early retirement of the Senior Subordinated Credit Agreement and the partial repayment of the Senior Credit Agreement, as well as the early retirement in April 1998 of $251 million in private placement debt assumed in connection with the acquisition of T&N, resulted in a $47.1 million pretax ($31.3 million after tax) extraordinary loss in the second quarter of 1998.

7.  ASSETS HELD FOR SALE AND DIVESTITURES

In addition to the T&N Bearings Business and Fel-Pro Chemical Business held for sale, during the first quarter of 1998, the Company decided to sell its subsidiary, Bertolotti Pietro e Figli, S.r.l. (Bertolotti), conducting aftermarket operations in Italy. The carrying value of Bertolotti's assets have been reduced to its fair value based on estimates of selling values less costs to sell, calculated using multiples of earnings similar to recent automotive industry transactions in Italy. The Company recognized a $20.0 million first quarter charge primarily associated with the write-down of Bertolotti's assets to the estimated fair value. The Company expects to complete the sale of Bertolotti within one year.

In the second quarter, the Company recognized a $1.0 million benefit associated with the adjustment of the assets of Chile to its estimated fair value.

As part of its 1996 restructuring plan, the Company continued to close or sell certain retail aftermarket operations during the second quarter of 1998. Net cash proceeds received for those retail aftermarket locations sold in the first half of 1998 approximated $5 million. No gain or loss was recognized on the dispositions of those retail aftermarket locations, as the related assets had been previously adjusted to fair value.

Bruss Divestiture Agreement

In February 1998, the Company divested its minority interest in G. Bruss GmbH & Co. KG, a German manufacturer of seals and gaskets. As part of the divestiture agreement the Company also increased its ownership to 100% in Summerton. The Company received net proceeds of approximately $47 million related to the divestiture agreement and recognized a gain on the divestiture of $6.0 million. The gain on the divestiture is included as a component of other expense.

Sale of Acquired Options

In addition, the Company received proceeds from the sale of options which were acquired with the acquisition of T&N. No gain or loss was recognized in connection with the sale of the options acquired.


8.   EARNINGS PER SHARE, NON-CASH TRANSACTION AND COMPREHENSIVE INCOME

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30, 1998 and 1997 (in millions, except per share data):

                                                                     Three Months Ended             Six Months Ended
                                                                          June 30                        June 30
                                                                    -------------------            ------------------
                                                                     1998         1997              1998        1997
                                                                    ------       ------            ------      ------
Numerator:
    Net earnings (loss) after extraordinary item                     $(2.9)       $25.9            $(10.1)      $39.8
    Extraordinary item - loss on early retirement of
       debt, net of applicable tax benefit                            31.3          2.6              31.3         2.6
                                                                    ------       ------            ------      ------
    Net earnings before extrordinary item                             28.4         28.5              21.2        42.4
    Series C preferred dividend requirement                           (0.6)        (0.6)             (1.1)       (1.2)
    Series D preferred dividend requirement                              -         (1.5)                -        (3.1)
    Series E preferred dividend requirement                           (0.4)           -               (.6)          -
                                                                    ------       ------            ------      ------
    Numerator for basic earnings per share - income
       available to common shareholders
          before extraordinary item                                   27.4         26.4              19.5        38.1
    Effect of dilutive securities:
       Series C preferred dividend requirement                         0.6          0.6               1.1         1.2
       Series D preferred dividend requirement                           -          1.5                 -         3.1
       Series E preferred dividend requirement                         0.4            -               0.6           -
       Additional required ESOP contribution                          (0.6)        (0.6)             (1.0)       (1.0)
                                                                    ------       ------            ------      ------
    Numerator for diluted earnings per share - income
       available to common shareholders after
          assumed conversions before extraordinary item              $27.8        $27.9            $ 20.2       $41.4
                                                                    ======       ======            ======      ======

Numerator for basic earnings per share - income
    (loss) available to common shareholders
       after extraordinary item                                      $(3.9)       $23.8            $(11.8)      $35.5
                                                                    ======       ======            ======      ======
Numerator for diluted earnings per share - income
    (loss) available to shareholders after assumed
       conversions after extraordinary item                          $(3.5)       $25.3            $(11.1)      $38.8
                                                                    ======       ======            ======      ======
Denominator:
    Denominator for basic earnings per share - weighted
       average shares outstanding                                     43.3         34.9              41.7        34.8
    Effect of dilutive securities:
       Dilutive stock options outstanding                              0.9          0.3               0.8         0.3
       Nonvested stock                                                 0.2          0.3               0.2         0.3
       Conversion of Series C preferred stock                          1.5          1.6               1.5         1.6
       Conversion of Series D preferred stock                            -          4.4                 -         4.4
       Conversion of Series E preferred stock                          4.6            -               3.4           -
                                                                     -----       ------             -----      ------
Denominator for dilutive earnings per share adjusted
       weighted average after assumed conversions                     50.5         41.5              47.6        41.4
                                                                    ======       ======            ======      ======

Basic earnings (loss) per share before extraordinary item            $ .63        $ .76            $  .47       $1.09
Basic earnings (loss) per share after extraordinary item              (.09)         .68              (.28)       1.02
Diluted earnings (loss) per share before extraordinary item            .55          .67               .42         .99
Diluted earnings (loss) per share after extraordinary item            (.07)         .61              (.23)        .93

Convertible preferred securities redeemable for 11.2 million shares of common stock were outstanding during the three- and six- month periods ended June 30, 1998. The convertible preferred securitities were not included in the computation of diluted earnings per share for the three- and six-month periods ended June 30, 1998 because the effect would be antidilutive.

Quarterly dividends of $0.12 and $0.0025 per common share were declared for the first and second quarters of 1998 respectively and $0.12 per common share were declared for both the first and second quarters of 1997.

Non-Cash Transaction

In connection with the Fel-Pro acquisition, the Company issued 1,030,325.6 million shares of Series E Stock with an imputed value of $225 million. The shares of Series E Stock are exchangeable into shares of the Company's common stock at a rate of five shares of common stock per share of Series E Stock. Subsequently, in June 1998, in conjunction with the common stock offering, the Company converted 422,581 shares of Series E Stock into 2,112,907 shares of common stock. The remaining 607,745 million shares of Series E Stock are required to be exchanged into shares of the Company's common stock no later than February 24, 1999, subject to certain conditions and such shares are paid quarterly dividends at a rate of $0.12 per common stock equivalent.

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

Total comprehensive income (loss), net of the related estimated tax, was $(19.7) million and $22.0 million for the three months ended June 30, 1998 and 1997, respectively and $(24.2) million and $27.3 million for the six months ended June 30, 1998 and 1997, respectively.

9.   INVENTORIES

At June 30, 1998 and December 31, 1997, inventories consisted of the following (in millions of dollars):

                                                                                 1998                  1997
                                                                                ------                ------
Finished products                                                               $460.1                $254.6
Work-in-process                                                                   84.0                  21.8
Raw materials                                                                    152.9                  15.7
                                                                                ------                ------
                                                                                 697.0                 292.1
Reserve for inventory valuation                                                  (46.8)                (15.1)
                                                                                ------                ------
                                                                                $650.2                $277.0
                                                                                ======                ======



The significant increase in inventory was primarily due to the previously described acquisitions in Note 2.

10.  INCOME TAXES

During the first half of 1998, the Company recognized charges for adjustment of assets held for sale to fair value and purchased in-process research and development and recognized a net gain on the British pound currency option and forward contract. These transactions resulted in a pre-tax net charge of $25.3 million. The net income tax benefit related to these transactions totaled $2.1 million. In addition, due to the acquisitions of T&N and Fel-Pro, the Company recognized approximately $14 million in non-deductible goodwill amortization expense.

10.   UNAUDITED CONSOLIDATING CONDENSED FINANCIAL INFORMATION OF
      GUARANTOR SUBSIDIARIES

Certain subsidiaries of the Company (as listed below, collectively the "Guarantor Subsidiaries") have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company's Senior Credit Agreement with The Chase Manhattan Bank, NA, ("Chase").

T&N Holding Companies
---------------------
Federal-Mogul Dutch Holdings Inc.
Federal-Mogul UK Holdings Inc.
Federal-Mogul Global Inc.

Federal-Mogul Subsidiaries
--------------------------
Federal-Mogul Venture Corporation
Federal-Mogul Global Properties Inc.
Carter Automotive Company
Federal-Mogul Worldwide Inc.

Fel-Pro Subsidiaries
--------------------
Fel-Pro Chemical Products LP
Felt Products Mfg. Co.
Fel-Pro Management Co.

The Company issued $1.0 billion of bonds on June 25, 1998, ("New Note") pursuant to the Company's Shelf Registration Statement which is guaranteed by the Guarantor Subsidiaries. The Guarantor Subsidiaries also guarantee the Company's previously existing publicly registered Medium-term notes and Senior notes (the "Notes").

The T&N Holding Companies (as listed above) are wholly owned subsidiaries of the Company and were incorporated in January 1998 in order to effectuate the Company's acquisition of T&N plc. These subsidiaries have no operations and act solely as holding companies of subsidiaries which will not provide a guarantee fully and unconditionally on a joint and several basis, the obligation to pay principal and interest of the New Notes or the Notes (the "Guarantees").

In addition, certain other wholly owned subsidiaries of the Company, the Federal-Mogul Subsidiaries (as listed above), will provide the Guarantees. The Federal-Mogul Subsidiaries are included in the Company's consolidated financial statements for all periods presented in the Company's Annual Report on Form 10-K dated December 31, 1997.

The Fel-Pro Subsidiaries (as listed above) were acquired on February 24, 1998, are wholly owned subsidiaries of the Company and also will provide the Guarantees.

The financial statements of Felt Products Mfg. Co. were filed with the Securities and Exchange Commission on Form 8-K on April 17, 1998, since the stock of Felt Products Mfg. Co. was pledged as collateral for the Notes. On June 10, 1998, Felt Products Mfg. Co. declared a dividend to the Company whereby substantially all of its assets were transferred to the Company. As a result of the dividend to its parent, Felt Products Mfg. No longer meets the substantial collateral threshold of Rule 3-10 of the Securitites and Exchange Commission's Regulation S-X. Therefore, the Company will no longer file separate financial statements of Felt Products Mfg. Co.

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying unaudited consolidating condensed financial statements based on the Company's understanding of the Securities and Exchange Commission's interpretation and application of Rule 3-10 of the Securities and Exchange Commission's Regulation S-X and Staff Accounting Bulletin 53. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
June 30, 1998
(Millions of Dollars)

                                                   (Unconsolidated)
                                   -----------------------------------------------
                                                    Guarantor        Non-Guarantor
                                     Parent        Subsidiaries      Subsidiaries        Eliminations      Consolidated
                                   ---------       ------------      -------------       ------------      ------------
Current assets:
Cash and equivalents               $    35.0        $       -          $   107.1          $       -         $   142.1
Accounts receivable                     59.3                -              565.6                  -             624.9
Investment in accounts
   receivable securitization               -                -              131.7                  -             131.7
Inventories                            235.0                -              415.2                  -             650.2
Prepaid expenses and
   income tax benefits                 127.6                -              102.6                  -             230.2
Acquired businesses
   to be divested                          -             63.0              393.7                  -             456.7
                                   ---------        ---------          ---------          ---------         ---------
Total current assets                   456.9             63.0            1,715.9                  -           2,235.8
Property, plant and equipment          249.8              2.0            1,302.9                  -           1,554.7
Goodwill                               486.9                -            2,132.9                  -           2,619.8
Other intangible assets                151.9             10.1              295.7                  -             457.7
Business investments
   and other assets                    100.1                -              485.0                  -             585.1
Investment in subsidiaries           3,225.1            730.5                   -          (3,955.6)                -
Intercompany accounts, net            (480.0)         1,729.9           (1,249.9)                 -                 -
                                   ---------        ---------          ---------          ---------         ---------
Total Assets                       $ 4,190.7        $ 2,535.5          $ 4,682.5          $(3,955.6)        $ 7,453.1
                                   =========        =========          =========          =========         =========

Current liabilities:
Short-term debt, including
   current portion of
   long-term debt                  $   100.8        $       -          $    96.9          $       -         $   197.7
Accounts payable                        97.0                -              240.9                  -             337.9
Accrued compensation                    58.1              0.4              124.4                  -             182.9
Restructuring and
   rationalization reserves              9.2                -              163.1                  -             172.3
Current portion of
   asbestos liability                      -                -              100.0                  -             100.0
Other accrued liabilities              126.8             13.6              296.7                  -             437.1
                                   ---------        ---------          ---------          ---------         ---------
Total current liabilities              391.9             14.0            1,022.0                  -           1,427.9
Long-term debt                       2,439.1                -               58.9                  -           2,498.0
Long-term portion of
   asbestos liability                      -                -            1,208.7                  -           1,208.7
Postemployment benefits                191.1                -              249.9                  -             441.0
Other accrued liabilities                8.4                -               80.5                  -              88.9
Minority interest in
   consolidated subsidiaries             8.2                -               53.1                  -              61.3
Minority interest - preferred
   securities of affiliate                 -                -              575.0                  -             575.0
Shareholders' equity                 1,152.0          2,521.5            1,434.4           (3,955.6)          1,152.3
                                   ---------        ---------          ---------          ---------         ---------
Total Liabilities and
   Shareholders' Equity            $ 4,190.7        $ 2,535.5          $ 4,682.5          $(3,955.6)        $ 7,453.1
                                   =========        =========          =========          =========         =========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
December 31, 1997
(Millions of Dollars)

                                                  (Unconsolidated)
                                   -----------------------------------------------
                                                     Guarantor       Non-Guarantor
                                     Parent        Subsidiaries       Subsidiaries       Eliminations      Consolidated
                                   ---------       ------------      -------------       ------------      ------------
Current assets:
Cash and equivalents               $   504.9        $     0.1          $    36.4          $       -          $  541.4
Accounts receivable                     47.1                -              111.8                  -             158.9
Investment in accounts
   receivable securitization               -                -               48.7                  -              48.7
Inventories                            166.3                -              110.7                  -             277.0
Prepaid expenses and
   income tax benefits                  99.9                -               13.3                  -             113.2
                                   ---------        ---------          ---------          ---------          --------
Total current assets                   818.2              0.1              320.9                  -           1,139.2

Property, plant and equipment          162.5              2.0              149.4                  -             313.9
Goodwill                               107.0                -               36.8                  -             143.8
Other intangible assets                 28.3                -               20.1                  -              48.4
Business investments
   and other assets                     61.9                -               94.9                  -             156.8
Investment in subsidiaries             503.1              5.8                   -            (508.9)                -
Intercompany accounts, net            (702.8)             9.7              693.1                  -                 -
                                   ---------        ---------          ---------          ---------          --------
Total Assets                       $   978.2        $    17.6          $ 1,315.2          $  (508.9)         $1,802.1
                                   =========        =========          =========          =========          ========


Current liabilities:
Short-term debt, including
   current portion of
   long-term debt                  $    16.8        $       -          $    11.8          $       -          $   28.6
Accounts payable                        60.5                -               41.8                  -             102.3
Accrued compensation                    27.7                -                9.1                  -              36.8
Restructuring and
   rationalization reserves             19.9                -               11.6                  -              31.5
Other accrued liabilities               39.7             13.3               77.4                  -             130.4
                                   ---------        ---------          ---------          ---------          --------
Total current liabilities              164.6             13.3              151.7                  -             329.6

Long-term debt                         266.7                -                6.4                  -             273.1
Postemployment benefits                164.0                -               26.9                  -             190.9
Other accrued liabilities                  -                -               50.6                  -              50.6
Minority interest in
   consolidated subsidiaries            13.6                -                  -                  -              13.6
Minority interest - preferred
   securities of affiliate                 -                -              575.0                  -             575.0
Shareholders' equity                   369.3              4.3              504.6             (508.9)            369.3
                                   ---------        ---------          ---------          ---------          --------
Total Liabilities and
   Shareholders' Equity            $   978.2        $    17.6          $ 1,315.2          $  (508.9)         $1,802.1
                                   =========        =========          =========          =========          ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended June 30, 1998
(Millions of Dollars)

                                                 (Unconsolidated)
                                   ----------------------------------------------
                                                   Guarantor        Non-Guarantor
                                     Parent      Subsidiaries       Subsidiaries        Eliminations     Consolidated
                                   ---------     ------------       -------------       ------------     -------------
Net sales                          $   335.2        $       -          $   904.8          $   (26.0)         $1,214.0
Cost of products sold                  232.9                -              689.7              (26.0)            896.6
                                   ---------        ---------          ---------          ---------          --------
   Gross margin                        102.3                -              215.1                  -             317.4
Selling, general and
   administrative expenses             (94.7)               -              (86.1)                 -            (180.8)
Amortization                            (4.6)               -              (20.4)                 -             (25.0)
Adjustment of assets held for
   sale to fair value                      -                -                1.0                  -               1.0
Integration costs                       (2.6)               -               (2.1)                 -              (4.7)
Interest expense                       (66.5)               -              (38.8)              52.6             (52.7)
Interest income                         12.3             34.6                7.8              (52.6)              2.1
International currency
   exchange gains (losses)              (0.5)             0.4               (1.1)                 -              (1.2)
Other income (expense), net             14.0              3.5              (20.3)                 -              (2.8)
                                   ---------        ---------          ---------          ---------          --------
      Earnings (loss) before
         income taxes                  (40.3)            38.5               55.1                  -              53.3
Income tax expense (benefit)           (16.0)            (5.3)              46.2                  -              24.9
                                   ---------        ---------          ---------          ---------          --------
      Earnings (loss) before
         extraordinary item            (24.3)            43.8                8.9                  -              28.4
Extraordinary item - loss on
   early retirement of debt,
   net of applicable income
   tax benefit                          12.4                -               18.9                  -              31.3
                                   ---------        ---------          ---------          ---------          --------
      Net earnings (loss)          $   (36.7)       $    43.8          $   (10.0)         $       -          $   (2.9)
                                   =========        =========          =========          =========          ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended June 30, 1997
(Millions of Dollars)

                                                (Unconsolidated)
                                   ----------------------------------------------
                                                   Guarantor        Non-Guarantor
                                     Parent      Subsidiaries       Subsidiaries        Eliminations     Consolidated
                                   ---------     ------------       -------------       ------------     -------------
Net sales                          $   295.1        $       -          $   214.6          $   (27.9)         $  481.8
Cost of products sold                  222.4                -              172.0              (27.9)            366.5
                                   ---------        ---------          ---------          ---------          --------
   Gross margin                         72.7                -               42.6                  -             115.3
Selling, general and
   administrative expenses             (44.5)             0.1              (26.4)                 -             (70.8)
Amortization                            (2.0)               -               (0.7)                 -              (2.7)
Interest expense                        (7.5)               -               (3.4)               1.9              (9.0)
Interest income                          3.0                -                  -               (1.9)              1.1
International currency
   exchange gains (losses)               0.2                -               (0.1)                 -               0.1
Other income (expense), net             (6.3)             4.0                2.7                  -               0.4
                                   ---------        ---------          ---------          ---------          --------
      Earnings before
         income taxes and
         extraordinary item             15.6              4.1               14.7                  -              34.4
Income tax expense (benefit)             2.1             (0.9)               4.7                  -               5.9
                                   ---------        ---------          ---------          ---------          --------
      Earnings before
         extraordinary item             13.5              5.0               10.0                  -              28.5
Extraordinary item - loss on
   early retirement of debt,
   net of applicable income
   tax benefit                           2.6                -                  -                  -               2.6
                                   ---------        ---------          ---------          ---------          --------
      Net earnings                 $    10.9        $     5.0          $    10.0          $       -          $   25.9
                                   =========        =========          =========          =========          ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Six Months Ended June 30, 1998
(Millions of Dollars)

                                                      (Unconsolidated)
                                      ---------------------------------------------
                                                     Guarantor        Non-Guarantor
                                      Parent        Subsidiaries       Subsidiaries      Eliminations      Consolidated
                                      ------        ------------      -------------      ------------      ------------
Net sales                             $615.3           $ 36.2           $1,272.2           $(51.7)           $1,872.0
Cost of products sold                  436.3             23.1              985.6            (51.7)            1,393.3
                                      ------           ------           --------           ------            --------
   Gross margin                        179.0             13.1              286.6                -               478.7
Selling, general and
   administrative expenses            (148.3)            (7.5)            (123.1)               -              (278.9)
Amortization                            (7.4)            (0.6)             (27.1)               -               (35.1)
Purchased research and
   development charge                      -                -              (18.6)               -               (18.6)
Restructuring charge                       -                -              (10.5)               -               (10.5)
Adjustment of assets held for
   sale to fair value                      -                -              (19.0)               -               (19.0)
Integration costs                       (2.6)               -               (2.1)               -                (4.7)
Interest expense                       (84.7)            (1.5)             (44.2)            64.3               (66.1)
Interest income                         19.0             42.3                9.7            (64.3)                6.7
International currency
   exchange gains (losses)              (0.6)             0.4               (2.1)               -                (2.3)
Net gain on British pound
   currency option and
   forward contract                     13.3                -                  -                -                13.3
Other income (expense), net             13.4              9.6              (31.6)               -                (8.6)
                                      ------           ------           --------           ------            --------
      Earnings (loss) before
         income taxes                  (18.9)            55.8               18.0                -                54.9
Income tax expense (benefit)           (12.9)             1.6               45.0                -                33.7
                                      ------           ------           --------           ------            --------
      Earnings (loss) before
         extraordinary item             (6.0)            54.2              (27.0)               -                21.2
Extraordinary item - loss on
   early retirement of debt,
   net of applicable income
   tax benefit                          12.4                -               18.9                -                31.3
                                      ------           ------           --------           ------            --------
      Net earnings (loss)             $(18.4)          $ 54.2           $  (45.9)          $    -            $  (10.1)
                                      ======           ======           ========           ======            ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Six Months Ended June 30, 1997
(Millions of Dollars)

                                                    (Unconsolidated)
                                      ---------------------------------------------
                                                     Guarantor        Non-Guarantor
                                      Parent        Subsidiaries      Subsidiaries       Eliminations      Consolidated
                                      ------        ------------      -------------      ------------      ------------
Net sales                             $584.7           $   -            $ 440.5            $(57.8)           $  967.4
Cost of products sold                  446.7               -              351.1             (57.8)              740.0
                                      ------           -----            -------            ------            --------
   Gross margin                        138.0               -               89.4                 -               227.4
Selling, general and
   administrative expenses             (89.6)            0.1              (57.2)                -              (146.7)
Amortization                            (4.0)              -               (1.2)                -                (5.2)
Interest expense                       (15.0)              -               (7.7)              3.9               (18.8)
Interest income                          5.7               -                  -              (3.9)                1.8
Other income (expense), net            (10.3)            6.4                2.3                 -                (1.6)
                                      ------           -----            -------            ------            --------
      Earnings before
         income taxes and
         extraordinary item             24.8             6.5               25.6                 -                56.9
Income tax expense                       5.6               -                8.9                 -                14.5
                                      ------           -----            -------            ------            --------
      Earnings before
         extraordinary item             19.2             6.5               16.7                 -                42.4
Extraordinary item - loss on
   early retirement of debt,
   net of applicable income
   tax benefit                           2.6               -                  -                 -                 2.6
                                      ------           -----            -------            ------            --------
      Net earnings                    $ 16.6           $ 6.5            $  16.7            $    -            $   39.8
                                      ======           =====            =======            ======            ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 1998
(Millions of Dollars)

                                                    (Unconsolidated)
                                      ---------------------------------------------
                                                     Guarantor        Non-Guarantor
                                      Parent        Subsidiaries      Subsidiaries       Eliminations      Consolidated
                                      ------        ------------      -------------      ------------      ------------
Net Cash Provided From
   Operating Activities             $  128.6         $    53.7          $     3.3          $       -         $   185.6
Expenditures for property,
   plant and equipment                 (17.2)             (3.0)             (60.9)                 -             (81.1)
Proceeds from sale of
   business investments                  3.4                 -               50.5                  -              53.9
Proceeds from sale of options              -                 -               39.1                  -              39.1
Business acquisitions, net of
   cash acquired                      (541.4)                -           (2,245.1)                 -          (2,786.5)
                                    --------         ---------          ---------          ---------         ---------

   Net Cash Used By
      Investing Activities            (555.2)             (3.0)          (2,216.4)                 -          (2,774.6)

Issuance of common stock               601.4                 -                  -                  -             601.4
Net increase in debt                 1,619.4                 -               48.1                  -           1,667.5
Fees paid for debt issuance            (49.4)                -                  -                  -             (49.4)
Contributions paid to
   affiliates                       (2,217.4)           (565.4)                 -            2.782.8                 -
Contributions received
   from affiliates                         -           2,217.4              565.4           (2,782.8)                -
Change in intercompany
   accounts                             25.9          (1,702.8)           1,676.9                  -                 -
Other                                   (2.4)                -              (27.4)                 -             (29.8)
                                    --------         ---------          ---------          ---------         ---------

   Net Cash Provided From
      (Used By) Financing
      Activities                       (22.5)            (50.8)           2,263.0                  -           2,189.7
                                    --------         ---------          ---------          ---------         ---------

   Net Increase (Decrease)
      in Cash                       $ (449.1)        $     (.1)         $    49.9          $       -         $  (399.3)
                                    ========         =========          =========          =========         =========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 1997
(Millions of Dollars)

                                                    (Unconsolidated)
                                      ---------------------------------------------
                                                     Guarantor        Non-Guarantor
                                      Parent        Subsidiaries      Subsidiaries       Eliminations      Consolidated
                                      ------        ------------      -------------      ------------      ------------
Net Cash Provided From
   Operating Activities              $  82.7           $  1.7           $  16.4             $   -             $ 100.8
Expenditures for property,
   plant and equipment                 (12.9)               -              (7.9)                -               (20.8)
Proceeds from sale of
   business investments                    -                -              66.6                 -                66.6
                                     -------           ------           -------             -----             -------

   Net Cash Provided From
      (Used By) Investing
      Activities                       (12.9)               -              58.7                 -                45.8
Net decrease in debt                   (98.4)            (1.7)            (38.7)                -              (138.8)
Change in intercompany
   accounts                             45.1                -             (45.1)                -                   -
Other                                  (21.1)               -                 -                 -               (21.1)
                                     -------           ------           -------             -----             -------

   Net Cash Used By
      Financing Activities             (74.6)            (1.7)            (83.8)                -              (160.1)
                                     -------           ------           -------             -----             -------

   Net Decrease in Cash              $  (4.8)          $    -           $  (8.7)            $   -             $ (13.5)
                                     =======           ======           =======             =====             =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a leading global manufacturer and distributor of a broad range of vehicular components for automobiles and light trucks, heavy duty trucks, farm and construction vehicles and industrial products. Such parts include powertrain systems components (primarily bearings and piston products), sealing systems components (dynamic seals and gaskets) and general products (primarily camshafts, friction products, sintered products and systems protection products). The Company markets its products to many of the world's major original equipment manufacturers of automobiles, light trucks, heavy duty trucks, farm and construction vehicles and industrial products. The Company also manufactures and supplies its products and related parts to the aftermarket. The Company operates facilities at over 240 locations in 24 countries.

The following summarizes net sales by manufacturing division, geographic region and customer group as a percentage of total net sales for the year ended December 31, 1997, on a pro forma basis.

Manufacturing Division:           Geographic Region:             Customer Group:
----------------------            -----------------              --------------
Powertrain Products     40%       North America       49%        Original Equipment     52%
Sealing Systems         22%       Europe              40%        Aftermarket            48%
General Products        38%       Rest of World       11%

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

Fel-Pro Transaction

On February 24, 1998, the Company acquired all the equity interests of Fel-Pro, a privately owned gasket manufacturer headquartered in Skokie, Illinois, for a total consideration of approximately $717 million, which included 1,030,325.6 shares of Federal-Mogul Series E Stock with an imputed value of $225 million (refer also to Note 8) and approximately $492 million in cash. The acquisition has been accounted for as a purchase and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on estimated fair values as of the acquisition date. The preliminary purchase price allocation of the total consideration exceeds the estimated fair value of net assets acquired by $507.3 million, which has been recognized as goodwill.

Fel-Pro is a leading gaskets manufacturer for the North American aftermarket and OE heavy duty market. In 1997, Fel-Pro had sales of approximately $500 million. At the time of the acquisition, Fel-Pro's primary product lines consisted of gaskets, heavy duty diesel engine products, diesel products, high performance gaskets and other equipment and Chemical products. Fel-Pro employed approximately 2,700 employees in 16 locations. On July 31, 1998, the Company completed the sale of Fel-Pro's Chemical manufacturing operations representing approximately $33 million of Fel-Pro's 1997 net sales (refer to the caption "Acquired Businesses to be Divested").

The consolidated statement of operations for the three- and six-month periods ended June 30, 1998 includes the operating results of the acquired business, exclusive of the Fel-Pro Chemical Business, from the acquisition date.

T&N Transaction

On March 6, 1998, the Company satisfied all regulatory conditions relating to the acquisition of T&N, a manufacturer based in Manchester, England, and made its offer wholly unconditional. The Company paid for the outstanding T&N shares on March 12, 1998.

The Company has paid total consideration (including direct costs of the acquisition) of $2.413 billion. The Company also acquired cash of approximately $163 million and debt of approximately $723 million. In addition, the Company is required to pay 260 pence per share for certain T&N options expected to be converted to T&N shares. As of June 30, 1998, the Company has paid $52.8 million, net of cash received, for these T&N options and reflects an estimated additional amount to be paid of $7.5 million in the balance sheet current liability section under the caption "Other accrued liabilities." The acquisition has been accounted for as a purchase and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on estimated fair values as of the acquisition date. The preliminary purchase price allocation of the total consideration exceeds the estimated fair value of net assets acquired by $2.032 billion which has been recognized as goodwill.

In connection with the acquisition of T&N, the Company entered into a $2.675 billion floating rate Senior Credit Agreement (consisting of a $2.275 billion term loan facility and a $400 million revolving loan facility) and a $500 million floating rate Senior Subordinated Credit Agreement, each with Chase Manhattan Bank as agent and lender and Chase Securities, Inc. as Arranger.

In addition, the Company funded a portion of the T&N acquisition through the December 1997 sale of 11.5 million shares of 7% Trust Convertible Preferred Securities (generating gross proceeds of $575 million) by Federal-Mogul Financing Trust, a subsidiary of the Company.

T&N manufactures and supplies high technology engineered automotive components and industrial materials. In 1997, T&N had sales of approximately 1.8 pounds sterling billion ($2.9 billion at the 1997 average exchange rate) with about 80% of such sales relating to the global automotive industry. At the time of its acquisition, T&N's major product lines consisted of piston products, bearings, friction products, composites and camshafts (incorporating sintered products) and sealing products and it was active in both the original equipment and the aftermarket markets. T&N operated in approximately 200 locations in 24 countries, employed over 28,000 people worldwide and served customers globally. T&N's assets included technical centers in the U.K., Germany and North America.

The consolidated statement of operations for the three- and six- month periods ended June 30, 1998 includes the operating results of T&N, exclusive of the T&N Bearings Business (refer to the caption "Acquired Businesses to be Divested," described later in this section), from the acquisition date.

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

On July 31, 1998, the Company sold the Fel-Pro Chemical Business to Loctite Corporation, a part of Henkel KGaA, a global specialist in applied chemistry headquartered in Dusseldorf, Germany for approximately $60 million.

The net assets of the T&N Bearings Business and the Fel-Pro Chemical Business have been recorded at their fair value based on estimates of selling values less costs to sell, calculated using multiples of earnings similar to recent comparable industry transactions. The Company's investment in the T&N Bearings Business and Fel-Pro Chemical Business is included in the balance sheet caption "Acquired businesses to be divested." In addition, the Company's preliminary purchase price allocation for T&N includes an increase of $124 million to adjust the acquired income tax liability related to the anticipated divestiture of the T&N Bearings Business.

Operating results for the T&N Bearings and Fel-Pro Chemical Business (which includes amortization expense for goodwill allocated to the businesses and interest expense relating to the holding costs of the businesses) have been excluded from the condensed consolidated statement of operations for the three- and six-month periods ended June 30, 1998.

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

The Summerton, KFM and Bimet transactions have been accounted for as purchases and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on its estimated fair values as of the acquisition dates. The preliminary purchase price allocation of total consideration over the estimated fair value of net assets acquired of $16.4 million has been recognized as goodwill. The consolidated statement of operations for the three- and six-month periods ended June 30, 1998 includes the operating results of the acquired businesses from the applicable date of acquisition.

Acquisition Strategy

One of the Company's principal business strategies is to expand its core competencies in manufacturing and distribution through acquisitions of companies that the Company identifies as complementary to its existing businesses and capable of achieving satisfactory rates of return. The Company is engaged in various stages of evaluation of potential acquisition candidates. Currently, the Company is in the process of pursuing one or more potential acquisitions, at least one of which would be material if consummated. Any such acquisitions would be paid for through the incurrence of a significant amount of additional debt, the issuance of a significant amount of capital stock or both. If the Company determines that any one or more of these potential acquisitions or other transactions would meet its criteria and may be accomplished on appropriate terms, it expects to act to attempt to consummate them as quickly as possible. There can be no assurance that any of the discussions in which the Company is currently engaged will result in the completion of any acquisitions, that the Company will in the future succeed in locating or acquiring appropriate companies on attractive terms or that the Company will be successful in integrating acquired companies or realizing desired benefits of such acquisitions.

The Company believes that successful implementation of this strategy will require significant capital expenditures which it might not be able to fund from its cash from operations. Therefore, the Company may be required to borrow money or otherwise obtain financing for future acquisitions.

DIVESTITURES

In February 1998, the Company divested its minority interest in G. Bruss GmbH & Co. KG, a German manufacturer of seals and gaskets. As part of the divestiture agreement the Company increased its ownership in Summerton. The Company received net proceeds of approximately $47 million related to the divestiture agreement and recognized a gain on the divestiture of $6.0 million. The gain on the divestiture is included as a component of other expense.

In addition, the Company closed or sold certain retail aftermarket operations during the first half of 1998.

ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

T&N Asbestos

As of June 30, 1998, the Company has provided $1.309 billion as its estimate for future costs related to resolving asbestos claims. In the United States, the Company's subsidiary, T&N, and two of T&N's U.S. subsidiaries (the T&N Companies) are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and to property damage litigation based upon asbestos in the United States. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many such claims may be made nor the expenditure which may arise therefrom. T&N has appointed the Center for Claims Resolution (CCR) as its exclusive representative in relation to all asbestos-related personal injury claims made against the T&N Companies in the United States.

Prior to its acquisition, T&N secured a 500 million pounds sterling (approximately $834 million at the June 30, 1998 exchange rate of $1.6698:1 pound sterling) layer of insurance which will be triggered should the aggregate amount of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed 690 million pounds sterling (approximately $1,151 million at the June 30, 1998 exchange rate). At June 30, 1998 the Company has recorded reserves for incurred but not reported claims up to the insurance level, which is 690 million pounds sterling.

While management believes that reserves are appropriate for anticipated losses arising from T&N's asbestos related claims, no assurance can be given that T&N will not be subject to material additional liabilities and significant additional litigation relating to asbestos. Any such liabilities or litigation in amounts in excess of the reserves recorded by the Company and the additional 500 million pounds sterling of insurnace coverage could have a material adverse effect on the Company's results of operations, business, liquidity and financial condition.

Federal-Mogul and Fel-Pro Asbestos

Federal-Mogul Corporation also is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. In addition, Fel-Pro has been named as a defendant in a large number of product liability cases involving asbestos, primarily involving gasket or packing products sold to ship owners. The majority of these cases are administratively dismissed as received by the court due to the expiration of the statute of limitations. The Company is defending all such claims vigorously and believes that it and Fel-Pro have substantial defenses to liability and adequate insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against Federal-Mogul Corporation and Fel-Pro as of June 30, 1998 will not have a material effect on the Company's financial position. At June 30, 1998, approximately $2 million in related reserves has been provided related to asbestos claims pending against Federal-Mogul Corporation and Fel-Pro.

Other

The Company is involved in various other legal actions and claims, directly and through its subsidiaries (including T&N and Fel-Pro). After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that its outcomes are not reasonably likely to have a material adverse affect on the Company's financial position, operating results, or cash flows.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1997

RESULTS OF OPERATIONS

Following the acquisitions of T&N and Fel-Pro, Federal-Mogul's integrated operations have been reorganized to realize synergies and effectively coordinate operations. Operations are conducted through three manufacturing operating units corresponding to major product areas: Powertrain Systems, Sealing Systems and General Products. The major product categories in Powertrain Systems include engine bearings and piston products. Sealing Systems includes dynamic seals and gaskets. General Products include camshafts, friction products, sintered products, systems protection products and a number of smaller product lines. The Worldwide Aftermarket organization is responsible for the Company's global aftermarket sales, marketing and distribution.

Net Sales

Sales for the second quarter of 1998 were $1,214.0 million compared to $481.8 million in the same quarter of 1997. The 152.0% increase in net sales is primarily attributable to the acquisitions of T&N and Fel-Pro, the results of which were included from their respective dates of acquisition. Excluding the impact of the T&N and Fel-Pro acquisitions and the impact of previously divested retail aftermarket businesses, net sales decreased 4.3%.

Powertrain Systems sales were $531.8 million for the second quarter of 1998 compared to $222.4 million for the same 1997 quarter. Approximately $326 million of the 139.1% increase related to sales of T&N. Excluding the acquisition of T&N and powertrain products previously sold through the divested retail aftermarket businesses, sales decreased 4.2% due to effects from the General Motors strike as well as softness in the North American aftermarket business.

Sealing Systems sales were $256.0 million in the second quarter of 1998 compared to $73.6 million in the second quarter of 1997. Approximately $72 million of the 247.8% increase related to sales of T&N and approximately $110 million related to sales of Fel-Pro. Excluding the acquisitions of T&N and Fel-Pro and sealing products previously sold through the divested retail aftermarket businesses, sales increased 2.2% due to new cylinder head, exhaust gasket and crankshaft programs with General Motors.

General Products sales were $426.2 million in the second quarter of 1998 compared to $185.8 million in 1997. Approximately $269 million of the 129.4% increase related to sales of T&N. Excluding the acquisitions of T&N and general products previously sold through the divested retail aftermarket businesses, sales decreased 7.3% primarily due to continuing softness in the North American aftermarket business.

Cost of Products Sold

Cost of products sold as a percent of net sales decreased to 73.9% for the second quarter of 1998 from 76.1% for the same 1997 quarter. Management attributes this decrease to productivity improvements, cost controls, streamlined operations, the divestiture of underperforming assets and the acquisitions previously discussed.

Selling , General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses as a percent of net sales increased to 14.9% for the second quarter of 1998 compared to 14.7% for the second quarter of 1997. The slight increase is primarily attributable to approximately $2 million increase related to Year 2000 costs.

Amortization Expense

Amortization expense in the second quarter of 1998 was $25.0 million compared to $2.7 million for the second quarter of 1997. The increase in amortization expense was attributable to the expense related to the increase in goodwill and other intangible assets associated with the T&N and Fel-Pro acquisitions.

Adjustment of Assets Held for Sale to Fair Value

In the second quarter, the Company recognized a $1.0 million benefit associated with the adjustment of the assets of Chile to its estimated fair value.

As part of its 1996 restructuring plan, the Company continued to close or sell certain retail aftermarket operations during the second quarter of 1998. As of June 30, 1998, retail aftermarket operations that continue to be held for sale include those in Puerto Rico. Net cash proceeds received for those retail aftermarket locations sold in the second quarter approximated $3 million. No gain or loss was recognized on the dispositions of those retail aftermarket locations, as the related assets had been previously adjusted to fair value.

Integration Costs

In the second quarter of 1998, the Company incurred $4.7 million in expenses directly related to the integration of the T&N and Fel-Pro acquisitions previously discussed. In addition, the Company expects to incur additional expenses of approximately $38 million necessary to complete the integration of the acquired companies.

Net Interest Expense

Interest expense in the second quarter of 1998 was $50.6 million compared to $7.9 million for the second quarter of 1997. The increase in interest expense is attributable to the interest expense related to the financing of the T&N and Fel-Pro acquisitions slightly offset by reduced preacquisition debt levels as compared to the second quarter of 1997.

Income Tax Expense

During the second quarter of 1998, due to the acquisitions of T&N and Fel-Pro, the Company recognized approximately $14 million in non-deductible goodwill amortization expense.

Pro Forma Results

The following unaudited pro forma financial information for the three month period ended June 30, 1998 assumes the T&N and Fel-Pro acquisitions occurred as of the beginning of the period, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt, divestitures of the T&N Bearings Business and Fel-Pro Chemical Business, and income tax effects. The pro forma results (in millions of dollars, except per share data) have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisitions of T&N and Fel-Pro been consummated on the dates indicated, nor are they necessarily indicative of the Company's future results of operations.

                                                Unaudited Pro Forma Financial Information
                                                        Three Months Ended June 30
                                                        --------------------------
                                                         1998               1997
                                                        ------             ------
Net sales                                              $1,214.0           $1,270.7
Net earnings before extraordinary item                    $28.4              $47.1
Earnings per share                                         $.63              $1.27
Earnings per share assuming dilution                       $.55              $1.12

The unaudited pro forma financial information for the three months ended June 30, 1997 includes the recognition of an income tax benefit and the recognition of a gain, both related to the sale of businesses. The net after-tax effect of these transactions was a benefit of approximately $23 million ($.56 per diluted share).

SIX MONTHS ENDED JUNE, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

RESULTS OF OPERATIONS

Net Sales

Sales for the six months ended June 30, 1998 were $1,872.0 million compared to $967.4 million for the same 1997 period. The 93.5% increase in net sales is primarily attributable to the acquisitions of T&N and Fel-Pro the results of which were included from their respective dates of acquisition. Excluding the impact of the T&N and Fel-Pro acquisitions and the impact of previously divested retail aftermarket businesses, net sales decreased 4.2%.

Powertrain Systems sales were $810.8 million for the first half of 1998 compared to $431.6 million for the first half of 1997. Approximately $409 million of the 87.9% increase related to sales of T&N. Excluding the acquisition of T&N and powertrain products previously sold through the divested retail aftermarket businesses, sales decreased 2.8%. The decrease in sales is attributable to effects from the General Motors strike as well as softness in the North American aftermarket business.

Sealing Systems sales were $424.3 million in the first half of 1998 compared to $157.4 million in the first half of 1997. Approximately $92 million of the 169.6% increase related to sales of T&N and approximately $168 million related to sales of Fel-Pro. Excluding the acquisitions of T&N and Fel-Pro and sealing products previously sold through the divested retail aftermarket businesses, sales increased 5.4% due to strong heavy duty and industrial sales.

General Products sales were $636.9 million in the first half of 1998 compared to $378.4 million in 1997. Approximately $338 million of the 68.3% increase related to sales of T&N. Excluding the acquisitions of T&N and general products previously sold through the divested retail aftermarket businesses, sales decreased 10.4% primarily due to continuing softness in the North American aftermarket business.

Cost of Products Sold

Cost of products sold as a percent of net sales decreased to 74.4% for the first half of 1998 from 76.5% for the first half of 1997. Excluding the effect of a $10.9 million charge in the first quarter of 1998 associated with the purchase accounting write-up of acquired inventory to fair value and the subsequent sale of this inventory at the higher cost, as well as a $4.5 million write-down of inventory associated with the Puerto Rico and Chile retail aftermarket to be divested, cost of products sold as a percent of sales decreased to 73.6%. Management attributes this decrease to productivity improvements, cost controls, streamlined operations, the divestiture of underperforming assets and the acquisitions previously discussed.

Selling , General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses as percent of net sales decreased to 14.9% for the first half of 1998 compared to 15.2% for the first half of 1997. The decrease is primarily attributable to the benefits of prior restructuring actions and the divestiture of retail aftermarket businesses, slightly offset by approximately $3 million increase related to Year 2000 costs.

Amortization Expense

Amortization expense in the first half of 1998 was $35.1 million compared to $5.2 million for the first half of 1997. The increase in amortization expense was attributable to the expense related to the increase in goodwill and other intangible assets associated with the T&N and Fel-Pro acquisitions.

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

The components of the integration plan include: closure of certain manufacturing facilities worldwide; relocation of highly manual manufacturing product lines to lower cost regions or more suitable locations; consolidation of overlapping manufacturing, technical and sales facilities and joint ventures; closure of two aftermarket central warehouses and five in-country warehouses; consolidation of aftermarket marketing and customer support functions; and streamlining of administrative, sales, marketing and product engineering staffs worldwide. An anticipated result of the integration plan and the restructuring will be a reduction of approximately 4,200 full-time employees.

Adjustment of Assets Held for Sale to Fair Value

In addition to the T&N Bearings Business and the Fel-Pro Chemical Business held for sale, during the first quarter of 1998, the Company decided to sell its subsidiary, Bertolotti Pietro e Figli, S.r.l. (Bertolotti), conducting aftermarket operations in Italy. The carrying value of Bertolotti's assets have been reduced to its fair value based on estimates of selling values less costs to sell, calculated using multiples of earnings similar to recent automotive industry transactions in Italy. The Company recognized a $20.0 million first quarter charge primarily associated with the write-down of Bertolotti's assets to the estimated fair value. The Company expects to complete the sale of Bertolotti within one year.

In the second quarter, the Company recognized a $1.0 million benefit associated with the adjustment of the assets of Chile to its estimated fair value.

As part of its 1996 restructuring plan, the Company continued to close or sell certain retail aftermarket operations during the first quarter of 1998. As of June 30, 1998, retail aftermarket operations that continue to be held for sale include those in Puerto Rico. Net cash proceeds received for those retail aftermarket locations sold in the first half of 1998 approximated $5 million. No gain or loss was recognized on the dispositions of those retail aftermarket locations, as the related assets had been previously adjusted to fair value.

Integration Costs

In the first half of 1998, the Company incurred $4.7 million in expenses directly related to the integration of the T&N and Fel-Pro acquisitions previously discussed. In addition, the Company expects to incur additional expenses of approximately $38 million necessary to complete the integration of the acquired companies.

The anticipated annual synergy associated with the restructuring, rationalization and integration is expected to be moderately in excess of these cumulative costs in the year 2000.

Net Interest Expense

Interest expense in the first half of 1998 was $59.4 million compared to $17.0 million for the first half of 1997. The increase in interest expense is attributable to the interest expense related to the financing of the T&N and Fel-Pro acquisitions slightly offset by reduced preacquisition debt levels as compared to the first half of 1997.

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

Income Tax Expense

During the first half of 1998, the Company recognized charges for adjustment of assets held for sale to fair value and purchased in-process research and development and recognized a net gain on the British pound currency option and forward contract. These transactions resulted in a pre-tax net charge of $25.3 million. The net income tax benefit related to these transactions totaled $2.1 million. In addition, due to the acquisitions of T&N and Fel-Pro, the Company recognized approximately $14 million in non-deductible goodwill amortization expense.

Pro Forma Results

The following unaudited pro forma financial information for the six month period ended June 30, 1998 assumes the T&N and Fel-Pro acquisitions occurred as of the beginning of the period, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt, divestitures of the T&N Bearings Business and Fel-Pro Chemical Business, and income tax effects. The pro forma results (in millions of dollars, except per share data) have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisitions of T&N and Fel-Pro been consummated on the dates indicated, nor are they necessarily indicative of the Company's future results of operations.

                                                Unaudited Pro Forma Financial Information
                                                         Six Months Ended June 30
                                                        --------------------------
                                                         1998               1997
                                                        ------             ------
Net sales                                              $2,407.7           $2,518.6
Net earnings                                              $11.9              $45.7
Earnings per share                                         $.24              $1.17
Earnings per share assuming dilution                       $.23              $1.08

The unaudited pro forma financial information for the six months ended June 30, 1998 include charges for adjustment of assets held for sale to fair value, restructuring, the effects of the previously described purchase accounting write-up of acquired inventory to fair value and of inventory associated with the Puerto Rico retail aftermarket business to be divested, and certain other charges. Also included in the 1998 unaudited pro forma financial information were the recognized net gain on the British pound currency option and forward contract and the gain on the Bruss divestiture. The net after tax effect of these transactions was a charge of approximately $19 million ($.48 per diluted share).

The unaudited pro forma financial information for the six months ended June 30, 1997 includes the recognition of an income tax benefit and the recognition of a gain, both related to the sale of businesses. The net after tax effect of these transactions was a benefit of approximately $23 million ($.56 per diluted share).

The $18.6 million charge for purchased in-process research and development has been excluded from the 1998 unaudited pro forma financial information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided from Operating Activities

Cash flow provided from operating activities was $185.6 million for the six months ended June 30, 1998. Cash flow was generated primarily from a decrease in inventories of $43.8 million, an increase in other accrued liabilities of $50.1 million and net earnings adjusted for the loss on early retirement of debt and the non-cash charges of depreciation and amortization, purchased in-process research and development, restructuring and adjustment of assets held for sale to fair value. Partially offsetting these items was an increase in accounts receivable of $30.0 million, payments against the asbestos liability of $32.7 million and payments against restructuring, reengineering and rationalization reserves of $20.7 million.

Cash Flow Used by Investing Activities

Cash flow used by investing activities was $2,774.6 million and was primarily related to the acquisitions of T&N, Fel-Pro, Bimet and the increase in ownership of Summerton and KFM partially reduced by the sale of the Company's interest in
G. Bruss GmbH & Co. KG and the sale of certain retail aftermarket locations. Partially offsetting the acquisitions, the Company received proceeds from the sale of options which were acquired with the acquisition of T&N. In addition, capital expenditures of $81.1 million were made for property, plant and equipment to implement process improvements, information technology and new product introductions. Capital expenditures are anticipated to be approximately $235 million in 1998, primarily for enhanced manufacturing capabilities and process improvements.

Cash Flow Provided from Financing Activities

Cash flow provided from financing activities was $2,189.7 million for the first half of 1998 primarily from the increase in debt related to the acquisitions of T&N and Fel-Pro and the issuance of common stock detailed below, partially offset by the related debt issuance fees of $49.4 million and fees paid for the early retirement of debt of $27.4 million.

On April 17, 1998, in connection with the Company's efforts to put into place a permanent capital structure, the Company filed a shelf Registration Statement on Form S-3 with the Securities and Exchange Commission for the offering from time to time of up to an aggregate $2.5 billion of debt or equity securities (including shares of common stock registered for the account of certain securityholders).

On June 6, 1998, the Company issued 12,650,000 shares of common stock under the registration statement previously discussed, including 2.1 million shares which were converted from Series E Stock. The net proceeds from the sale of the common stock of $592 million was used to prepay the entire outstanding principal amount under the Senior Subordinated Credit Agreement and partially repay the Senior Credit Agreement

In addition, under the above registration statement, the Company issued $1.0 billion of bonds on June 25, 1998. The bonds have maturities ranging from 6 to 12 years, a weighted average yield of 7.76% and a weighted average coupon of 7.73%. The net proceeds were used to reduce floating rate bank debt.

As of June 30, 1998, the Company had $1.2 billion outstanding related to the Senior Credit Agreement with maturities ranging from March of 1999 through the year 2005.

In addition, the Company funded a portion of the T&N acquisition through the December 1997 sale of 11.5 million shares of 7% Trust Convertible Preferred Securities (generating gross proceeds of $575 million) by Federal-Mogul Financing Trust, a subsidiary of the Company.

The early retirement of the Senior Subordinated Credit Agreement and the partial repayment of the Senior Credit Agreement, as well as the early retirement in April 1998 of $251 million in private placement debt assumed in connection with the acquisition of T&N, resulted in a $47.1 million pretax ($31.3 million after tax) extraordinary loss in the second quarter of 1998.

In connection with the Fel-Pro acquisition, the Company issued 1,030,325.6 million shares Series E Stock with an imputed value of $225 million. The shares of Series E Stock are exchangeable into shares of the Company's common stock at a rate of five shares of common stock per share of Series E Stock. Subsequently, in June 1998, in conjunction with the common stock offering, the Company converted 422,581 shares of Series E Stock into 2.1 million shares of common stock. The remaining 607,745 million shares of Series E Stock are required to be exchanged into shares of the Company's common stock no later than February 24, 1999, subject to certain conditions and such shares are paid quarterly dividends at a rate of $0.12 per common stock equivalent.

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

OTHER MATTERS

New Dividend Policy

Dividends on the capital stock of the Company are payable at the discretion of the Company's Board of Directors. Historically, quarterly dividends had been $.12 per share. In May 1998, the Board of Directors reduced the quarterly dividend and subsequently declared a cash dividend payable in the second quarter of 1998 in the amount of $.0025 per share of common stock. The Company, consistent with its growth strategy, presently intends to retain future earnings in the business and therefore anticipates paying dividends at a comparable level in the foreseeable future.

Year 2000 Costs

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has established a team that has completed an awareness program and assessment project to address the Year 2000 issue including information technology (IT) and non-IT systems. In addition, the Board of Directors has received status reports related to the Company's progress in addressing the Year 2000 issue. The Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has initiated remediation and testing, and is implementing the action plan to address the Year 2000 issue and estimates that the majority of testing will be completed by the end of the first quarter of 1999. A number of independent third party audits have been performed and others are planned. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could cause production interruptions that could have a material impact on the operations of the Company. The Company has initiated development of contingency plans and will continue to do so throughout the program.

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

The Company has contracts in place with external resources and has allocated internal resources to reprogram or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project within one year. The total cost of the Year 2000 project is estimated to be $25 million and is being funded through operating cash flows. Of the total project cost, approximately $11 million is attributable to the purchase of new software which will be capitalized. The remaining $14 million represents maintenance and repair of existing systems and will be expensed as incurred. The Company expects a substantial majority of the costs will be incurred in 1998, and early 1999. As of June 30, 1998, the Company had incurred and expensed approximately $5 million related to the completed awareness program and assessment project and the implementation of their remediation plan.

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

Total comprehensive income (loss), net of the related estimated tax, was $(19.7) million and $22.0 million for the three months ended June 30, 1998 and 1997, respectively and $(24.2) million and $27.3 million for the six months ended June 30, 1998 and 1997, respectively. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company currently makes minimal use of derivatives. Management does not anticipate, under current circumstances, that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its Annual Meeting of Shareholders on May 20, 1998, at which time the shareholders considered and voted on (i) the election of nine directors, (ii) the approval of the appointment of Ernst & Young LLP as independent accountants for 1998, and (iii) the approval of the Amended and Restated 1997 Long Term Incentive Plan; and (iv) the approval of the amendment and restatement of the Corporation's Articles of Incorporation to increase the number of the Corporation's authorized common shares

          Seven of the nominees for director at the meeting were incumbents and two (Messers. Lewis and Whalen) are new to the Board, all nominees were elected. The following table sets forth the number of votes for and withheld with respect to each nominee:

               NOMINEE                    VOTES FOR            VOTES WITHHELD

               J. J.  Fannon              36,647,001              112,475
               R. M. Hills                36,653,092              116,384
               P. S. Lewis                36,648,912              120,564
               A. Madero                  36,653,375              116,101
               R. S. Miller, Jr.          36,645,691              123,785
               J. C. Pope                 36,647,177              122,299
               H. M. Sekyra               36,648,333              121,143
               R. A. Snell                36,655,200              114,276
               G. Whalen                  36,655,988              113,488

          The appointment of Ernst & Young LLP as independent accountants for 1998 was approved, with 36,601,254 votes cast "For", 78,167 votes cast "Against" and 95,055 abstentions. The Amended and Restated 1997 Long Term Incentive Plan was approved with 27,021,261 votes cast "For", 6,875,016 votes cast "Against" and 228,793 abstentions. The Amendment and Restatement of the Articles of Incorporation to increase the Corporation's authorized common stock was approved with 32,436,620 "For", 1,410,240 votes cast "Against" and 260,210 abstentions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               *3.2  The Company's Bylaws, as amended.

                27   Financial Data Schedule

          (b)  Reports on Form 8-K:

               (b)   Reports on Form 8-K:

          On April 7, 1998, the Company filed a Current Report on Form 8-K/A to amend and restate Item 7 of its Current Reports on Form 8-K dated March 11, 1998 and March 23, 1998.

          On April 17, 1998, the Company filed a Current Report on Form 8-K to file the audited consolidated financial statements of Felt Products Mfg. Co. and Subsidiaries.

          On June 11, 1998, the Company filed a Current Report on Form 8-K to file the audited consolidated financial statement of certain Guarantor subsidiaries to the Company's Shelf Registration Statement.

          On June 24, 1998 the Company filed a Current Report on Form 8-K/A (amendment #2 to amend and restate Item 7 of its Current Reports filed on March 11, 1998, March 23, 1998 and April 7, 1998.

-----------------
*Filed herewith.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FEDERAL-MOGUL CORPORATION



                        By:    /s/ Thomas W. Ryan
                           ------------------------------
                                 THOMAS W. RYAN
                          Executive Vice President and
                             Chief Financial Officer



                        By:  /s/ Kenneth P. Slaby
                           ------------------------------
                                KENNETH P. SLABY
                         Vice President and Controller,
                            Chief Accounting Officer



Dated:  August 14, 1998