Form 10-Q
period 1998-09-30
FEDERAL MOGUL CORP
filed 1998-11-17
CIK 34879

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Period Ended                SEPTEMBER 30, 1998
                    ------------------------------------------------------------


Commission File Number                    1-1511
                      ----------------------------------------------------------


                            FEDERAL-MOGUL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                    MICHIGAN                       38-0533580
--------------------------------------------------------------------------------
     (State or other jurisdiction       (I.R.S. Employer Identification No.)
   of incorporation or organization)

             26555 NORTHWESTERN HIGHWAY, SOUTHFIELD, MICHIGAN  48034
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

                       Yes   X           No
                           -----           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Common Stock - 53,323,874 of November 10, 1998

                           FORWARD-LOOKING STATEMENTS


Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Such statements are made in good faith by Federal-Mogul pursuant to the "Safe Harbor" provisions of the Act.

Forward-looking statements include financial projections, estimates and statements regarding plans, objectives and expectations of Federal-Mogul and its management, including, without limitation, the Cooper acquisition, plans to integrate the businesses of T&N, Fel-Pro and Cooper Automotive into Federal-Mogul, plans to address computer software issues related to the approach of the year 2000, plans to address the issue related to the conversion to the Euro, estimated proceeds of planned dispositions and the effects of such dispositions on Federal-Mogul's balance sheet and statement of operations, and the scope of the effect of T&N's asbestos liability.

Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Federal-Mogul to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include without limitation, those relating to the combination of Federal-Mogul's business with those of T&N, Fel-Pro, Cooper Automotive, the anticipated synergies and operating efficiencies and restructuring charges in connection with such acquisitions, conditions in the automotive components industry, certain global and regional economic conditions and other factors detailed herein and from time to time in the documents incorporated by reference herein. Moreover, Federal-Mogul's plans, objectives and intentions are subject to change based on these and other factors (some of which are beyond Federal-Mogul's control).

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
Millions of Dollars, Except Per Share Amounts

                                                                   Three Months Ended            Nine Months Ended
                                                                     September 30                   September 30
                                                               -------------------------    ---------------------------
                                                                 1998             1997         1998            1997
                                                               ---------       ---------    -----------      ----------
Net sales                                                      $ 1,121.2       $   424.2     $ 2,993.2       $ 1,391.6
Cost of products sold                                              828.3           321.4       2,221.6         1,061.4
                                                               ---------       ---------     ---------       ---------
     Gross margin                                                  292.9           102.8         771.6           330.2

Selling, general and administrative expenses                      (152.2)          (71.4)       (431.1)         (218.0)
Amortization                                                       (25.3)           (2.6)        (60.4)           (7.9)
Purchased in-process research and development charge                  --              --         (18.6)             --
Restructuring (charges) credits                                      6.6              --          (3.9)             --
Adjustment of assets held for sale to fair value                      --              --         (19.0)             --
Integration costs                                                   (9.0)             --         (13.7)             --
Interest expense                                                   (41.3)           (6.5)       (107.4)          (25.3)
Interest income                                                       .8             2.4           7.5             4.2
International currency exchange losses                              (3.0)             --          (5.3)             --
Net gain on British pound currency option and
     forward contract                                                 --              --          13.3              --
Other income (expense), net                                         (6.0)            2.9         (14.6)            1.3
                                                               ---------       ---------     ---------       ---------
     Earnings Before Income Taxes
         and Extraordinary Item                                     63.5            27.6         118.4            84.5

Income tax expense                                                  28.9            10.2          62.6            24.7
                                                               ---------       ---------     ---------       ---------
     Net Earnings Before Extraordinary Item                         34.6            17.4          55.8            59.8

Extraordinary item - loss on early retirement of debt,
     net of applicable income tax benefits                            --              --          31.3             2.6
                                                               ---------       ---------     ---------       ---------
     Net Earnings                                                   34.6            17.4          24.5            57.2

Preferred stock dividends, net of related tax benefits               0.9              .6           2.7             4.9
                                                               ---------       ---------     ---------       ---------
     Net Earnings Available for
         Common Shareholders                                   $    33.7       $    16.8     $    21.8       $    52.3
                                                               =========       =========     =========       =========
Earnings Per Common Share

     Basic
         Net earnings before extraordinary item                $     .63       $     .46     $    1.17       $    1.55
         Extraordinary item - loss on early retirement of
              debt, net of applicable income tax benefit              --              --          (.69)           (.08)
                                                               ---------       ---------     ---------       ---------
         Net earnings                                          $     .63       $     .46     $     .48       $    1.47
                                                               =========       =========     =========       =========

     Diluted
         Net earnings before extraordinary item                $     .58       $     .40     $    1.06       $    1.39
         Extraordinary item - loss on early retirement of
              debt, net of applicable income tax benefit              --              --          (.61)           (.06)
                                                               ---------       ---------     ---------       ---------
         Net earnings                                          $     .58       $     .40     $     .45       $    1.33
                                                               =========       =========     =========       =========

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Millions of Dollars

                                                                                    Unaudited
                                                                                   September 30   December 31
                                                                                       1998           1997
                                                                                    ----------     ---------
Assets
Current assets:
     Cash and equivalents                                                           $  102.3       $  541.4
     Accounts receivable                                                               645.0          158.9
     Investment in accounts receivable securitization                                  119.2           48.7
     Inventories                                                                       653.7          277.0
     Prepaid expenses and income tax benefits                                          248.0          113.2
     Acquired businesses to be divested                                                372.0             --
                                                                                    --------       --------
         Total current assets                                                        2,140.2        1,139.2

Property, plant and equipment                                                        1,605.0          313.9
Goodwill                                                                             2,620.4          143.8
Other intangible assets                                                                451.9           48.4
Business investments and other assets                                                  599.9          156.8
                                                                                    --------       --------
              Total Assets                                                          $7,417.4       $1,802.1
                                                                                    ========       ========

Liabilities and Shareholders' Equity
Current liabilities:
     Short-term debt, including current portion of long-term debt                   $  170.9       $   28.6
     Accounts payable                                                                  335.4          102.3
     Accrued compensation                                                              189.8           36.8
     Restructuring and rationalization reserves                                        166.1           31.5
     Current portion of asbestos liability                                             100.0             --
     Other accrued liabilities                                                         466.9          130.4
                                                                                    --------       --------
         Total current liabilities                                                   1,429.1          329.6

Long-term debt                                                                       2,426.0          273.1
Long-term portion of asbestos liability                                              1,194.8             --
Postemployment benefits                                                                445.1          190.9
Other accrued liabilities                                                               81.2           50.6
Minority interest in consolidated subsidiaries                                          60.6           13.6
Company-obligated mandatorily redeemable preferred securities of subsidiary
   trust holding solely convertible subordinated debentures of the Company (1)         575.0          575.0
Shareholders' equity:
     Series C ESOP preferred stock                                                      45.2           49.0
     Series E preferred stock                                                          132.7             --
     Common stock                                                                      266.1          201.0
     Additional paid-in capital                                                        953.4          332.6
     Accumulated deficit                                                               (99.1)        (123.6)
     Unearned ESOP compensation                                                        (18.1)         (21.8)
     Accumulated other comprehensive income                                            (68.3)         (65.7)
     Other                                                                              (6.3)          (2.2)
                                                                                    --------       --------
         Total shareholders' equity                                                  1,205.6          369.3
                                                                                    --------       --------
              Total Liabilities and Shareholders' Equity                            $7,417.4       $1,802.1
                                                                                    ========       ========

(1) The sole assets of the Trust are convertible subordinated debentures of Federal-Mogul with an aggregate principal amount of $592.2 million, which bear interest at a rate of 7% per annum and mature on December 1, 2027. Upon repayment, the Company-obligated mandatorily redeemable preferred securities of subsidiary trust will be mandatorily redeemed.

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Millions of Dollars



                                                                             Nine Months Ended
                                                                               September 30
                                                                         ------------------------
                                                                            1998          1997
                                                                         ----------     --------

Cash Provided From (Used By) Operating Activities
    Net earnings                                                         $   24.5       $   57.2
    Adjustments to reconcile net earnings to net
       cash provided from operating activities
          Depreciation and amortization                                     149.2           40.7
          Purchased in-process research and development charge               18.6             --
          Restructuring charges                                               3.9             --
          Adjustment of assets held for sale to fair value                   19.0             --
          Postemployment benefits                                            (5.0)           1.1
          Increase in accounts receivable                                   (25.7)         (19.8)
          Decrease in inventories                                            47.0           48.2
          Increase (decrease) in accounts payable                            (7.4)           1.1
          Increase in current liabilities and other                          51.4           40.2
          Payments against restructuring, rationalization
                and reengineering reserves                                  (35.7)         (15.9)
          Loss on early retirement of debt                                   47.1            4.1
          Payments against asbestos liability                               (58.8)            --
                                                                         --------       --------
              Net Cash Provided From Operating Activities                   228.1          156.9

Cash Provided From (Used By) Investing Activities
    Expenditures for property, plant and equipment                         (129.1)         (29.9)
    Proceeds from sale of business investments                               53.4           78.7
    Proceeds from sale of options                                            39.1             --
    Business acquisitions, net of cash acquired                          (2,730.2)            --
                                                                         --------       --------
              Net Cash Provided From (Used By) Investing Activities      (2,766.8)          48.8

Cash Provided From (Used By) Financing Activities
    Issuance of common stock                                                601.5           12.0
    Net increase (decrease) in debt                                       1,567.0         (163.6)
    Fees paid for debt issuance                                             (55.3)          (9.4)
    Fees for early retirement of debt                                       (27.4)          (4.1)
    Investment in accounts receivable securitization                         30.4          (31.4)
    Dividends                                                                (7.8)         (18.2)
    Other                                                                    (8.8)          (3.6)
                                                                         --------       --------
              Net Cash Provided From (Used By) Financing Activities       2,099.6         (218.3)

              Decrease in Cash and Equivalents                             (439.1)         (12.6)

Cash and Equivalents at Beginning of Period                                 541.4           33.1
                                                                         --------       --------

              Cash and Equivalents at End of Period                      $  102.3       $   20.5
                                                                         ========       ========

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 1998


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and the nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain items in the prior year condensed consolidated financial statements have been reclassified to conform with the presentation used in 1998.

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

Fel-Pro Transaction

On February 24, 1998, the Company acquired all the equity interests of Fel-Pro, a privately owned gasket manufacturer headquartered in Skokie, Illinois, for a total consideration of approximately $717 million, which included 1,030,325.6 shares of Federal-Mogul Series E Mandatory Exchangeable preferred stock (Series E Stock) with an imputed value of $225 million (refer to Note 8) and approximately $492 million in cash. The acquisition has been accounted for as a purchase and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on estimated fair values as of the acquisition date. The preliminary purchase price allocation of the total consideration exceeds the estimated fair value of net assets acquired by $503.3 million which has been recognized as goodwill.

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

The Company has paid total consideration (including direct costs of the acquisition) of $2.411 billion. The Company also acquired cash of approximately $150 million and debt of approximately $723 million. In addition, the Company is required to pay 260 pence per share for certain T&N options converted to T&N shares. The Company has paid $52.9 million, net of cash to be received, for these T&N options as of September 30, 1998 and reflects an estimated additional amount to be paid of $7.4 million in the balance sheet current liability section under the caption "Other Accrued Liabilities". The acquisition has been accounted for as a purchase and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on estimated fair values as of the acquisition date. The preliminary purchase price allocation of the total consideration exceeds the estimated fair value of net assets acquired by $2.015 billion which has been recognized as goodwill.

The consolidated statement of operations for the three- and the nine-month periods ended September 30, 1998 include the operating results of T&N, exclusive of the T&N Bearings Business (refer to the caption "Acquired Businesses to be Divested," described later in this section), from the acquisition date. The Company recognized an $18.6 million charge in the first quarter of 1998 associated with the estimated fair value of purchased in process research and development costs allocated in purchase accounting to a portion of the total consideration paid.

Acquired Businesses to be Divested

In connection with securing regulatory approvals for the acquisition of T&N, the Company executed an Agreement Containing Consent Order with the Federal Trade Commission (FTC) on February 27, 1998. Pursuant to this agreement the Company was required to divest the T&N Bearings Business, consisting of T&N's thinwall and dry bearings (polymer bearings) and provide for independent management of those assets pending such divestiture. The agreement stipulated that the T&N Bearings Business was to be maintained as a viable, independent competitor of the Company and that the Company not attempt to direct the activities of, or exercise control over, the T&N Bearings Business or have contact with the T&N Bearings Business outside of normal business activities.

The net assets of the T&N Bearings Business have been recorded at their fair value based on estimates of selling values less costs to sell. Previously, the Company had estimated proceeds to be between $500 and $650 million calculated using multiples of earnings similar to recent automotive industry transactions considering both the ability to conduct an orderly disposition and the requirements of the FTC Consent Order. An amount within the low end of this range was originally used to record the net assets with estimated after tax proceeds of approximately $400 million. At September 30, 1998 the proceeds were estimated to be approximately $430 million, based on indications of interest received from interested parties, with estimated after tax proceeds of approximately $372 million and excluding the net working capital impact. The Company's investment in the T&N Bearings Business is included in the balance sheet caption "Acquired businesses to be divested." In addition, the Company's preliminary purchase price allocation for T&N includes an increase of approximately $58 million to adjust the acquired income tax liability related to the anticipated divestiture of the T&N Bearings Business.

In July 1998, the Company sold the Fel-Pro Chemical Business to Loctite Corporation, a part of Henkel KGaA, a global specialist in applied chemistry headquartered in Dusseldorf, Germany for approximately $60 million.

Operating results for the T&N Bearings Business and Fel-Pro Chemical Business (which includes amortization expense for goodwill allocated to the businesses and interest expense relating to the holding costs of the businesses) have been excluded from the condensed consolidated statements of operations for the three-and the nine-month periods ended September 30, 1998. (Refer also to Note 11.)

Pro Forma Results

The following unaudited pro forma financial information for the nine month periods ended September 30, 1998 and 1997 assume the T&N and Fel-Pro acquisitions occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt, divestitures of the T&N Bearings Business and Fel-Pro Chemical Business, the June common stock offering and income tax effects. The pro forma results (in millions of dollars, except per share data) have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisitions of T&N and Fel-Pro or the June common stock offering been consummated on the dates indicated, nor are they necessarily indicative of the Company's future results of operations (refer also to Management's Discussion and Analysis of Financial Condition and Results of Operations Pro Forma Results).

                      Unaudited Pro Forma Financial Information
                      -----------------------------------------
                           Nine Months Ended Sept. 30
                           --------------------------
                               1998          1997
                              ------        ------

Net sales                    $3,528.8      $3,563.1
Net earnings                    $65.7        $126.6
Earnings per share              $1.14         $2.51
Earnings per share
assuming dilution               $1.05         $2.18

Summerton, KFM and Bimet Transactions

In February 1998, the Company increased its ownership in Summerton in connection with the Bruss Divestiture Agreement, described in Note 7. In March 1998, the Company increased its ownership from 30% to 87% in KFM, a Korean joint venture formed in 1988 with Kukje Special Metal Co., Ltd. Also in March 1998, the Company acquired Bimet, a manufacturer of engine bearings, bushings and related products located in Gdansk, Poland. The total cash consideration paid for the Summerton, KFM and Bimet acquisitions approximated $34 million.

The Summerton, KFM and Bimet transactions have been accounted for as purchases and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition dates. The preliminary purchase price allocation of total consideration over the estimated fair value of net assets acquired of approximately $13 million has been recognized as goodwill. The consolidated statement of operations for the three- and nine-month periods ended September 30, 1998 includes the operating results of the acquired businesses from the applicable date of acquisition.

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

During the third quarter of 1998, the Company recognized a $6.6 million restructuring credit for the reversal of a restructuring charge recorded in the fourth quarter of 1998. The restructuring credit primarily related to the exit of retail operations in Puerto Rico.

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

4.  ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

T&N Asbestos

As of September 30, 1998, the Company has provided $1.292 billion as its estimate for future costs related to resolving asbestos claims. In the United States, the Company's subsidiary, T&N, and two of T&N's U.S. subsidiaries (the T&N Companies) are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and to property damage litigation based upon asbestos in the United States. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. Although T&N has carefully projected its future asbestos liability, the assumptions representing such projections continuously change and it is therefore not possible to project with certainty what the number of such claims may be made nor the expenditure which may arise therefrom. T&N has appointed the Center for Claims Resolution (CCR), a not for profit coalition of former asbestos producers and sellers, as its representative in relation to all asbestos-related personal injury claims made against the T&N Companies in the United States.

Prior to its acquisition, T&N secured a (pound)500 million (approximately $837 million at the September 30, 1998 exchange rate of $1.6742: 1 pound sterling) layer of insurance which will be triggered should the aggregate amount of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed (pound)690 million (approximately $1,155 million at the September 30, 1998 exchange rate). At September 30, 1998 the Company has recorded reserves approximating the insurance level for such claims.

While management believes that reserves are appropriate for anticipated losses arising from T&N's asbestos related claims, no assurance can be given that T&N will not be subject to material additional liabilities and significant additional litigation relating to asbestos. Any such liabilities or litigation in amounts in excess of the reserves recorded by the Company and the additional (pound)500 million of insurance coverage could have a material adverse effect on the Company's results of operations, business, liquidity and financial condition.

Federal-Mogul and Fel-Pro Asbestos

The Company also is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. In addition, Fel-Pro has been named as a defendant in a large number of product liability cases involving asbestos, primarily involving gasket or packing products sold to ship owners. The Company is defending all such claims vigorously and believes that it and Fel-Pro have substantial defenses to liability and adequate insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against Federal-Mogul Corporation and Fel-Pro as of September 30, 1998 will not have a material effect on the Company's financial position. At September 30, 1998 approximately $3 million in related reserves has been provided related to asbestos claims pending against Federal-Mogul Corporation and Fel-Pro.

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

Also in January 1998, in anticipation of the then pending T&N acquisition, the Company entered into a forward contract to purchase (pound)1.5 billion for a notional amount of approximately $2.45 billion. As a result of favorable exchange fluctuations in the British pound/U.S. dollar exchange rate experienced during the contract period, the Company recognized a $30.6 million gain.

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

On June 6, 1998, the Company issued 12,650,000 shares of common stock under the shelf registration statement previously discussed, including 2.1 million shares which were converted from Series E Mandatory Exchangeable Preferred Stock (Series E Stock) (refer to Note 8). The net proceeds from the sale of the common stock of $592 million were used to prepay the entire outstanding principal amount under the Senior Subordinated Credit Agreement and partially repay the Senior Credit Agreement.

In addition, under the above shelf registration statement, the Company issued $1.0 billion of bonds on June 25, 1998. The bonds have maturities ranging from 6 to 12 years, a weighted average yield of 7.76% and a weighted average coupon of 7.73%. The net proceeds were used to reduce floating rate bank debt.

As of September 30, 1998, the Company had $1.1 billion outstanding related to the Senior Credit Agreement with quarterly maturities beginning March 1999 and continuing through the year 2005 and a weighted average interest rate of 7.9%. Over 60% of the maturities occur after the year 2003.

In addition, the Company funded a portion of the T&N acquisition through the December 1997 sale of 11.5 million shares of 7% Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely convertible subordinated debentures of the Company (generating gross proceeds of $575 million) by Federal-Mogul Financing Trust, a subsidiary of the Company.

The early retirement of the Senior Subordinated Credit Agreement and the partial repayment of the Senior Credit Agreement, as well as the early retirement in April 1998 of $251 million in private placement debt assumed in connection with the acquisition of T&N, resulted in a $47.1 million pretax ($31.3 million after tax) extraordinary loss in the second quarter of 1998.

Collateral and Guarantees
The Company has pledged the capital stock of its U.S. subsidiaries, 65% of capital stock of certain foreign subsidiaries and certain intercompany loans to secure the senior debt of the Company. In addition, certain U.S.
subsidiaries of the Company have guaranteed the senior debt.

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

As part of its 1996 restructuring plan, the Company continued to close or sell certain retail aftermarket operations during 1998. Net cash proceeds received for those retail aftermarket locations sold in the nine months ended September 30, 1998 approximated $7 million. No gain or loss was recognized on the dispositions of those retail aftermarket locations, as the related assets had been previously adjusted to fair value.

Bruss Divestiture Agreement

In February 1998, the Company divested its minority interest in G. Bruss GmbH & Co. KG ("Bruss"), a German manufacturer of seals and gaskets. As part of the divestiture agreement the Company also acquired an additional 26% ownership interest from Bruss in the Summerton sealing products location thereby obtaining a wholly owned position. The Company received net proceeds of approximately $47 million related to the divestiture agreement and recognized a gain on the divestiture of $6.0 million. The gain on the divestiture is included as a component of other expense.

Sale of Acquired Options

The Company received proceeds of $39.1 million from the sale of options which were acquired with the acquisition of T&N. No gain or loss was recognized in connection with the sale of the options acquired.

8.   EARNINGS PER SHARE, NON-CASH TRANSACTION AND COMPREHENSIVE INCOME

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 1998 and 1997 (in millions, except per share data):

                                                              Three Months Ended        Nine Months Ended
                                                                 September 30              September 30
                                                              -------------------      -------------------
                                                              1998        1997         1998          1997
                                                              -----       -----        -----         -----
Numerator:
    Net earnings after extraordinary item                    $ 34.6       $ 17.4       $ 24.5       $ 57.2
    Extraordinary item - loss on early retirement of
       debt, net of applicable tax benefit                       --           --         31.3          2.6
                                                             ------       ------       ------       ------
    Net earnings before extrordinary item                      34.6         17.4         55.8         59.8
    Series C preferred dividend requirement                    (0.5)        (0.6)        (1.7)        (1.8)
    Series D preferred dividend requirement                      --           --           --         (3.1)
    Series E preferred dividend requirement                    (0.4)          --         (1.0)          --
                                                             ------       ------       ------       ------
    Numerator for basic earnings per share - income
       available to common shareholders
          before extraordinary item                            33.7         16.8         53.1         54.9
    Effect of dilutive securities:
       Series C preferred dividend requirement                  0.5          0.6          1.7          1.8
       Series D preferred dividend requirement                   --           --           --          3.1
       Series E preferred dividend requirement                  0.4           --          1.0           --
       Additional required ESOP contribution                   (0.6)        (0.5)        (1.6)        (1.4)
                                                             ------       ------       ------       ------
    Numerator for diluted earnings per share - income
       available to common shareholders after
          assumed conversions before extraordinary item      $ 34.0       $ 16.9       $ 54.2       $ 58.4
                                                             ======       ======       ======       ======

Numerator for basic earnings per share - income
    available to common shareholders
       after extraordinary item                              $ 33.7       $ 16.8       $ 21.8       $ 52.3
                                                             ======       ======       ======       ======
Numerator for diluted earnings per share - income
    available to shareholders after assumed
       conversions after extraordinary item                  $ 34.0       $ 16.9       $ 22.9       $ 55.8
                                                             ======       ======       ======       ======
Denominator:
    Denominator for basic earnings per share - weighted
       average shares outstanding                              53.1         36.8         45.6         35.5
    Effect of dilutive securities:
       Dilutive stock options outstanding                       0.8          0.4          0.8          0.4
       Nonvested stock                                          0.2          0.3          0.2          0.3
       Conversion of Series C preferred stock                   1.5          1.6          1.5          1.6
       Conversion of Series D preferred stock                    --          2.9           --          4.0
       Conversion of Series E preferred stock                   3.0           --          3.2           --
                                                             ------       ------       ------       ------
Denominator for dilutive earnings per share adjusted
       weighted average after assumed conversions              58.6         42.0         51.3         41.8
                                                             ======       ======       ======       ======

Basic earnings per share before extraordinary item           $  .63       $  .46       $ 1.17       $ 1.55
Basic earnings per share after extraordinary item               .63          .46          .48         1.47
Diluted earnings per share before extraordinary item            .58          .40         1.06         1.39
Diluted earnings per share after extraordinary item             .58          .40          .45         1.33

Convertible preferred securities redeemable for 11.2 million shares of common stock were outstanding during the three- and nine- month periods ended September 30, 1998. The convertible preferred securitities were not included in the computation of diluted earnings per share for the three- and nine-month periods ended September 30, 1998 because the effect would be antidilutive.

Quarterly dividends of $0.12 per common share were declared for the first quarter of 1998, $0.0025 per common share were declared for the second and third quarters of 1998, and $0.12 per common share were declared for the first, second and third quarters of 1997.

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

Total comprehensive income, net of the related estimated tax, was $47.1 million and $15.0 million for the three months ended September 30, 1998 and 1997, respectively and $22.9 million and $42.4 million for the nine months ended September 30, 1998 and 1997, respectively.

9.   INVENTORIES

At September 30, 1998 and December 31, 1997, inventories consisted of the following (in millions of dollars):

                                      1998          1997
                                    --------      -------

Finished products                    $458.3       $254.6
Work-in-process                        87.2         21.8
Raw materials                         155.2         15.7
                                     ------       ------
                                      700.7        292.1
Reserve for inventory valuation       (47.0)       (15.1)
                                     ------       ------
                                     $653.7       $277.0
                                     ======       ======

The significant increase in inventory was primarily due to the previously described acquisitions in Note 2.

10.  INCOME TAXES

During the nine months ended September 30, the Company recognized charges for adjustment of assets held for sale to fair value and purchased in-process research and development and recognized a net gain on the British pound currency option and forward contract. These transactions resulted in a pre-tax net charge of $24.3 million. The net income tax benefit related to these transactions totaled $2.1 million. In addition, due to the acquisitions of T&N and Fel-Pro, the Company recognized approximately $28 million in non-deductible goodwill amortization expense.

11.  CONSOLIDATING CONDENSED FINANCIAL INFORMATION OF
     GUARANTOR SUBSIDIARIES

Certain subsidiaries of the Company (as listed below, collectively the "Guarantor Subsidiaries") have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company's Senior Credit Agreement with The Chase Manhattan Bank, NA, ("Chase").

T&N Holding Companies
Federal-Mogul Dutch Holdings Inc.
Federal-Mogul UK Holdings Inc.
Federal-Mogul Global Inc.

Federal-Mogul Subsidiaries
Federal-Mogul Venture Corporation
Federal-Mogul Global Properties Inc.
Carter Automotive Company
Federal-Mogul Worldwide Inc.

Fel-Pro Subsidiaries
Fel-Pro Chemical Products LP
Felt Products Mfg. Co.
Fel-Pro Management Co.

The Company issued $1.0 billion of bonds on June 25, 1998, ("New Notes") pursuant to the Company's Shelf Registration Statement which is guaranteed by the Guarantor Subsidiaries. The Guarantor Subsidiaries also guarantee the Company's previously existing publicly registered Medium-term notes and Senior notes (the "Notes").

The T&N Holding Companies (as listed above) are wholly owned subsidiaries of the Company and were incorporated in January 1998 in order to effectuate the Company's acquisition of T&N plc. These subsidiaries have no operations and act solely as holding companies of subsidiaries which have not guaranteed fully and unconditionally on a joint and several basis, the obligation to pay principal and interest of the New Notes or the Notes (the "Guarantees").

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

In addition, on July 9, 1998 the Federal-Mogul Financing Trust (refer also to
Note 6) securities were registered on Form S-3 with the Securities and Exchange Commission. Effectively, the Federal-Mogul Financing Trust provided a guarantee to the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely convertible subordinated debentures of the company. Accordingly, the operating and cash flow results and financial position of the Federal-Mogul Financing Trust have also been included in the column "Guarantor Subsidiaries" in the accompanying unaudited consolidating condensed financial statements.

In lieu of providing separate audited financial statements for the Guarantors, the Company has included the accompanying unaudited consolidating condensed financial statements based on the Company's understanding of the Securities and Exchange Commission's interpretation and application of Rule 3-10 of the Securities and Exchange Commission's Regulation S-X and Staff Accounting Bulletin 53. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
September 30, 1998
(Millions of Dollars)


                                                (Unconsolidated)
                                    --------------------------------------------
                                                   Guarantor     Non-Guarantor
                                     Parent       Subsidiaries    Subsidiaries       Eliminations    Consolidated
                                    --------      ------------   -------------       ------------    ------------
Current assets:
  Cash and equivalents              $   53.1       $     --      $   49.2              $      --       $  102.3
  Accounts receivable                   21.8             --         623.2                     --          645.0
  Investment in accounts
     receivable securitization            --             --         119.2                     --          119.2
  Inventories                          196.0             --         457.7                     --          653.7
  Prepaid expenses and
     income tax benefits                67.6             --         180.4                     --          248.0
  Acquired businesses
     to be divested                       --             --         372.0                     --          372.0
                                    --------       --------      --------               --------       --------
Total current assets                   338.5             --       1,801.7                     --        2,140.2
Property, plant and equipment          225.2            1.9       1,377.9                     --        1,605.0
Goodwill                               485.6             --       2,134.8                     --        2,620.4
Other intangible assets                147.2           10.1         294.6                     --          451.9
Business investments
   and other assets                    107.0           17.2         475.7                     --          599.9
Investment in subsidiaries           3,258.0          730.5            --               (3,988.5)            --
Intercompany accounts, net            (464.3)       2,312.3      (1,848.0)                    --             --
                                    --------       --------      --------               --------       --------
Total Assets                        $4,097.2       $3,072.0      $4,236.7              $(3,988.5)      $7,417.4
                                    ========       ========      ========               ========       ========

Current liabilities:
  Short-term debt, including
     current portion of
     long-term debt                 $   58.3       $     --      $   70.7              $      --       $  129.0
  Accounts payable                      99.3             --         236.1                     --          335.4
  Accrued compensation                  59.2            0.4         130.2                     --          189.8
  Restructuring and
     rationalization reserves            7.0             --         159.1                     --          166.1
  Current portion of
     asbestos liability                   --             --         100.0                     --          100.0
  Other accrued liabilities             81.4           16.7         368.8                     --          466.9
                                    --------       --------      --------               --------       --------
Total current liabilities              305.2           17.1       1,064.9                     --        1,387.2
Long-term debt                       2,359.1             --         108.8                     --        2,467.9
Long-term portion of
   asbestos liability                     --             --       1,192.2                     --        1,192.2
Postemployment benefits                199.2             --         245.9                     --          445.1
Other accrued liabilities               19.5             --          64.3                     --           83.8
Minority interest in
   consolidated subsidiaries             8.6             --          52.0                     --           60.6
Federal-Mogul Financing
   Trust securities                       --          575.0            --                     --          575.0
Shareholders' equity                 1,205.6        2,479.9       1,508.6               (3,988.5)       1,205.6
                                    --------       --------      --------               --------       --------
Total Liabilities and
   Shareholders' Equity             $4,097.2       $3,072.0      $4,236.7              $(3,988.5)      $7,417.4
                                    ========       ========      ========               ========       ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
December 31, 1997
(Millions of Dollars)

                                               (Unconsolidated)
                                    ------------------------------------------
                                                   Guarantor     Non-Guarantor
                                     Parent       Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                    --------      ------------   -------------     ------------     ------------
Current assets:
  Cash and equivalents              $  504.9         $    0.1       $   36.4          $     --         $  541.4
  Accounts receivable                   47.1               --          111.8                --            158.9
  Investment in accounts
     receivable securitization            --               --           48.7                --             48.7
  Inventories                          166.3               --          110.7                --            277.0
  Prepaid expenses and
     income tax benefits                99.9               --           13.3                --            113.2
                                    --------         --------       --------          --------         --------
Total current assets                   818.2              0.1          320.9                --          1,139.2

Property, plant and equipment          162.5              2.0          149.4                --            313.9
Goodwill                               107.0               --           36.8                --            143.8
Other intangible assets                 28.3               --           20.1                --             48.4
Business investments
   and other assets                     61.9               --           94.9                --            156.8
Investment in subsidiaries             503.1              5.8             --            (508.9)              --
Intercompany accounts, net            (702.8)             9.7          693.1                --               --
                                    --------         --------       --------          --------         --------
Total Assets                        $  978.2         $   17.6       $1,315.2          $ (508.9)        $1,802.1
                                    ========         ========       ========          ========         ========


Current liabilities:
  Short-term debt, including
     current portion of
     long-term debt                 $   16.8         $     --       $   11.8          $     --         $   28.6
  Accounts payable                      60.5               --           41.8                --            102.3
  Accrued compensation                  27.7               --            9.1                --             36.8
  Restructuring and
     rationalization reserves           19.9               --           11.6                --             31.5
  Other accrued liabilities             39.7             13.3           77.4                --            130.4
                                    --------         --------       --------          --------         --------
Total current liabilities              164.6             13.3          151.7                --            329.6

Long-term debt                         266.7               --            6.4                --            273.1
Postemployment benefits                164.0               --           26.9                --            190.9
Other accrued liabilities                 --               --           50.6                --             50.6
Minority interest in
   consolidated subsidiaries            13.6               --             --                --             13.6
Federal-Mogul Financing
   Trust securities                       --               --          575.0                --            575.0
Shareholders' equity                   369.3              4.3          504.6            (508.9)           369.3
                                    --------         --------       --------          --------         --------
Total Liabilities and
   Shareholders' Equity             $  978.2         $   17.6       $1,315.2          $ (508.9)        $1,802.1
                                    ========         ========       ========          ========         ========


Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended September 30, 1998
(Millions of Dollars)

                                                    (Unconsolidated)
                                    --------------------------------------------------
                                                       Guarantor         Non-Guarantor
                                     Parent          Subsidiaries        Subsidiaries         Eliminations        Consolidated
                                   ---------         ------------       --------------        ------------        ------------
Net sales                          $  351.5             $     --            $  794.8             $  (25.1)           $1,121.2
Cost of products sold                 240.3                   --               613.1                (25.1)              828.3
                                   --------             --------            --------             --------            --------
   Gross margin                       111.2                   --               181.7                   --               292.9
Selling, general and
   administrative expenses            (59.9)                 (.1)              (92.2)                  --              (152.2)
Amortization                           (2.8)                  --               (22.5)                  --               (25.3)
Restructuring benefit                    --                   --                 6.6                   --                 6.6
Adjustment of assets held for
   sale to fair value                    --                   --                  --                   --                  --
Integration costs                        --                   --                (9.0)                  --                (9.0)
Interest expense                      (50.9)                  --               (38.0)                47.6               (41.3)
Interest income                        13.1                 34.6                  .7                (47.6)                 .8
International currency
   exchange gains (losses)               .2                  (.7)               (2.5)                  --                (3.0)
Other income (expense), net             1.5                 (7.5)                 --                   --                (6.0)
                                   --------             --------            --------             --------            --------
      Earnings before
         income taxes                  12.4                 26.3                24.8                   --                63.5
Income tax expense                       .5                   --                28.4                   --                28.9
                                   --------             --------            --------             --------            --------

      Net earnings (loss)          $   11.9             $   26.3            $   (3.6)            $     --            $   34.6
                                   ========             ========            ========             ========            ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended September 30, 1997
(Millions of Dollars)

                                                   (Unconsolidated)
                                    ---------------------------------------------
                                                  Guarantor        Non-Guarantor
                                     Parent     Subsidiaries        Subsidiaries     Eliminations   Consolidated
                                   ---------    ------------       --------------    ------------   ------------
Net sales                           $268.1          $   --               $182.4          $(26.3)        $424.2
Cost of products sold                199.6              --                148.1           (26.3)         321.4
                                    ------          ------               ------          ------         ------
   Gross margin                       68.5              --                 34.3              --          102.8
Selling, general and
   administrative expenses           (51.0)             --                (20.4)             --          (71.4)
Amortization                          (1.9)             --                  (.7)             --           (2.6)
Interest expense                      (6.3)             --                 (1.5)            1.3           (6.5)
Interest income                        3.7              --                   --            (1.3)           2.4
International currency
   exchange gains (losses)              .1              --                  (.1)             --             --
Other income (expense), net           (1.3)            4.0                   .2              --            2.9
                                    ------          ------               ------          ------         ------
      Earnings before
         income taxes and
         extraordinary item           11.8             4.0                 11.8              --           27.6
Income tax expense                     8.2              --                  2.0              --           10.2
                                    ------          ------               ------          ------         ------

      Net earnings                  $  3.6          $  4.0               $  9.8          $   --         $ 17.4
                                    ======          ======               ======          ======         ======

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Nine Months Ended September 30, 1998
(Millions of Dollars)

                                                    (Unconsolidated)
                                      ----------------------------------------------
                                                        Guarantor     Non-Guarantor
                                       Parent         Subsidiaries     Subsidiaries     Eliminations   Consolidated
                                      --------        ------------    --------------    ------------   ------------
Net sales                             $  966.8           $   36.2       $2,070.0          $  (79.8)       $2,993.2
Cost of products sold                    676.6               23.1        1,601.7             (79.8)        2,221.6
                                      --------           --------       --------          --------        --------
   Gross margin                          290.2               13.1          468.3                --           771.6
Selling, general and
   administrative expenses              (208.2)              (7.6)        (215.3)               --          (431.1)
Amortization                             (10.2)               (.6)         (49.6)               --           (60.4)
Purchased research and
   development charge                       --                 --          (18.6)               --           (18.6)
Restructuring charge                        --                 --           (3.9)               --            (3.9)
Adjustment of assets held for
   sale to fair value                       --                 --          (19.0)               --           (19.0)
Integration costs                         (2.6)                --          (11.1)               --           (13.7)
Interest expense                        (135.6)              (1.5)         (82.2)            111.9          (107.4)
Interest income                           32.1               76.9           10.4            (111.9)            7.5
International currency
   exchange losses                         (.4)               (.3)          (4.6)               --            (5.3)
Net gain on British pound
   currency option and
   forward contract                       13.3                 --             --                --            13.3
Other income (expense), net               14.9                2.1          (31.6)               --           (14.6)
                                      --------           --------       --------          --------        --------
      Earnings (loss) before
         income taxes                     (6.5)              82.1           42.8                --           118.4
Income tax expense (benefit)             (12.4)               1.6           73.4                --            62.6
                                      --------           --------       --------          --------        --------
      Earnings (loss) before
         extraordinary item                5.9               80.5          (30.6)               --            55.8
Extraordinary item - loss on
   early retirement of debt,
   net of applicable income
   tax benefit                            12.4                 --           18.9                --            31.3
                                      --------           --------       --------          --------        --------
      Net earnings (loss)             $   (6.5)          $   80.5       $  (49.5)         $     --        $   24.5
                                      ========           ========       ========          ========        ========


Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Nine Months Ended September 30, 1997
(Millions of Dollars)

                                                   (Unconsolidated)
                                     ------------------------------------------
                                                    Guarantor     Non-Guarantor
                                      Parent       Subsidiaries    Subsidiaries   Eliminations      Consolidated
                                     --------      ------------   -------------   ------------      ------------
Net sales                            $  852.8        $     --      $  623.0        $  (84.2)           $1,391.6
Cost of products sold                   646.3              --         499.3           (84.2)            1,061.4
                                     --------        --------      --------        --------            --------
   Gross margin                         206.5              --         123.7              --               330.2
Selling, general and
   administrative expenses             (140.6)            0.1         (77.5)             --              (218.0)
Amortization                             (5.9)             --          (2.0)             --                (7.9)
Interest expense                        (21.3)             --          (9.2)            5.2               (25.3)
Interest income                           9.4              --            --            (5.2)                4.2
Other income (expense), net             (11.5)           10.4           2.4              --                 1.3
                                     --------        --------      --------        --------            --------
      Earnings before
         income taxes and
         extraordinary item              36.6            10.5          37.4              --                84.5
Income tax expense                       13.8              --          10.9              --                24.7
                                     --------        --------      --------        --------            --------
      Earnings before
         extraordinary item              22.8            10.5          26.5              --                59.8
Extraordinary item - loss on
   early retirement of debt,
   net of applicable income
   tax benefit                            2.6              --            --              --                 2.6
                                     --------        --------      --------        --------            --------
      Net earnings                   $   20.2        $   10.5      $   26.5        $     --            $   57.2
                                     ========        ========      ========        ========            ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 1998
(Millions of Dollars)

                                                       (Unconsolidated)
                                        ---------------------------------------------
                                                        Guarantor       Non-Guarantor
                                        Parent        Subsidiaries      Subsidiaries     Eliminations       Consolidated
                                        ------        ------------      -------------    ------------       ------------
Net Cash Provided From
(Used By) Operating
 Activities                           $  180.5          $   65.5          $  (17.9)         $     --          $  228.1

Expenditures for property,
   plant and equipment                   (21.6)             (3.0)           (104.5)               --            (129.1)
Proceeds from sale of
   business investments                    3.4                --              50.0                --              53.4
Proceeds from sale of options               --                --              39.1                --              39.1
Business acquisitions, net of
   cash acquired                        (465.5)               --          (2,264.7)               --          (2,730.2)
                                      --------          --------          --------          --------          --------

   Net Cash Used By
      Investing Activities              (483.7)             (3.0)         (2,280.1)               --          (2,766.8)

Issuance of common stock                 601.5                --                --                --             601.5
Net increase in debt                   1,500.2                --              66.8                --           1,567.0
Fees paid for debt issuance              (55.3)               --                --                --             (55.3)
Contributions paid to
   affiliates                         (2,150.1)           (565.4)               --           2,715.5                --
Contributions received
   from affiliates                          --           2,150.1             565.4          (2,715.5)               --
Change in intercompany
   accounts                              (52.1)         (1,647.3)          1,699.4                --                --
Other                                      7.2                --             (20.8)               --             (13.6)
                                      --------          --------          --------          --------          --------

   Net Cash Provided From
      (Used By) Financing
      Activities                        (148.6)            (62.6)          2,310.8                --           2,099.6
                                      --------          --------          --------          --------          --------

   Net Increase (Decrease)
      in Cash                         $ (451.8)         $    (.1)         $   12.8          $     --          $ (439.1)
                                      ========          ========          ========          ========          ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 1997
(Millions of Dollars)

                                                      (Unconsolidated)
                                        ----------------------------------------
                                                     Guarantor     Non-Guarantor
                                        Parent      Subsidiaries    Subsidiaries   Eliminations       Consolidated
                                        ------      ------------   -------------   ------------       ------------
Net Cash Provided From
   Operating Activities              $     62.5      $      5.0    $     89.4      $       --         $    156.9

Expenditures for property,
   plant and equipment                    (19.0)             --         (10.9)             --              (29.9)
Proceeds from sale of
   business investments                      --              --          78.7              --               78.7
                                     ----------      ----------    ----------      ----------         ----------

   Net Cash Provided From
      (Used By) Investing
      Activities                          (19.0)             --          67.8              --               48.8
Net decrease in debt                     (129.7)           (5.1)        (28.8)             --             (163.6)
Change in intercompany
   accounts                               114.6              --        (114.6)             --                 --
Investment in accounts
   receivable securitization              (31.7)             --            --              --              (31.7)
Dividends                                 (18.2)             --            --              --              (18.2)
Other                                     (12.6)             --           7.8              --               (4.8)
                                     ----------      ----------    ----------      ----------         ----------

   Net Cash Used By
      Financing Activities                (77.6)           (5.1)       (135.6)             --             (218.3)
                                     ----------      ----------    ----------      ----------         ----------

   Net Decrease in Cash              $    (34.1)     $      (.1)   $     21.6      $       --         $    (12.6)
                                     ==========      ==========    ==========      ==========         ==========

11.    SUBSEQUENT EVENTS

Cooper Acquisition

On October 9, 1998, the Company acquired Cooper Automotive Inc., headquartered in St. Louis, Missouri, a business unit of Cooper Industries, Inc., with net sales of approximately $1.9 billion for approximately $1.9 billion cash.

In connection with the acquisition of Cooper Automotive Inc., the Company entered into a $1.95 billion floating rate senior credit agreement with The Chase Manhattan Bank as agent and a syndicate of lenders. The senior-credit agreement consists of $1.55 billion in interim loans which will mature on April 9, 2000 and $400 million of Tranche C Loans which will be repaid in 29 consecutive quarterly installments beginning September 30, 1999.

Announced Sale of T&N Bearings Business

On October 27, 1998, the company announced that it had entered into an agreement to sell the T&N Bearing Business to Dana Corporation. The Company expects to receive proceeds of approximately $430 million and an additional $13 million of net proceeds from the collection of accounts receivable related to the sold businesses. The sale of these businesses is in connection with the Consent Order with the Federal Trade Commission and undertakings with the governments of the United Kingdom, France and Germany to divest thinwall bearings, polymer bearings and North American thinwall bearings aftermarket segments and is subject to regulatory approvals, which are expected in the fourth quarter of 1998.

Announced Acquisition of Tri-Way

On October 6, 1998, the Company entered into an agreement to acquire Tri-Way Machine Limited, a privately-owned manufacturer of machines and machining systems for the world's metal cutting industry headquartered in Windsor, Ontario, Canada with sales of approximately $35 million.

Revolving Credit Agreement

In October 1998, the Company entered into a $200 million 364-day floating rate revolving credit agreement with the Chase Manhattan Bank as agent and a syndicate of lenders.

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

Business Units:                Geographic Region:      Customer Group:
---------------                ------------------      ---------------
Powertrain Products  40%       North America  49%      Original Equipment 52%
Sealing Systems      22%       Europe         40%      Aftermarket        48%
General Products     38%       Rest of World  11%

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

Fel-Pro Transaction

On February 24, 1998, the Company acquired all the equity interests of Fel-Pro, a privately owned gasket manufacturer headquartered in Skokie, Illinois, for a total consideration of approximately $717 million, which included 1,030,325.6 shares of Federal-Mogul Series E Stock with an imputed value of $225 million (refer also to Note 8) and approximately $492 million in cash. The acquisition has been accounted for as a purchase and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on estimated fair values as of the acquisition date. The preliminary purchase price allocation of the total consideration exceeds the estimated fair value of net assets acquired by $503.3 million, which has been recognized as goodwill.

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

The consolidated statement of operations for the three- and nine-month periods ended September 30, 1998 includes the operating results of the acquired business, exclusive of the Fel-Pro Chemical Business, from the acquisition date.

T&N Transaction

On March 6, 1998, the Company satisfied all regulatory conditions relating to the acquisition of T&N, a manufacturer based in Manchester, England, and made its offer wholly unconditional.

The Company has paid total consideration (including direct costs of the acquisition) of $2.411 billion. The Company also acquired cash of approximately $150 million and debt of approximately $723 million. In addition, the Company is required to pay 260 pence per share for certain T&N options expected to be converted to T&N shares. As of September 30, 1998, the Company has paid $52.9 million, net of cash received, for these T&N options and reflects an estimated additional amount to be paid of $7.4 million in the balance sheet current liability section under the caption "Other accrued liabilities." The acquisition has been accounted for as a purchase and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on estimated fair values as of the acquisition date. The preliminary purchase price allocation of the total consideration exceeds the estimated fair value of net assets acquired by $2.015 billion which has been recognized as goodwill.

In connection with the acquisition of T&N, the Company entered into a $2.675 billion floating rate Senior Credit Agreement (consisting of a $2.275 billion term loan facility and a $400 million revolving loan facility) and a $500 million floating rate Senior Subordinated Credit Agreement, each with Chase Manhattan Bank as agent and lender and Chase Securities, Inc. as Arranger.

In addition, the Company funded a portion of the T&N acquisition through the December 1997 sale of 11.5 million shares of 7% Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely convertible subordinated debentures of the Company (generating gross proceeds of $575 million) by Federal-Mogul Financing Trust, a subsidiary of the Company.

T&N manufactures and supplies high technology engineered automotive components and industrial materials. In 1997, T&N had sales of approximately (pound)1.8 billion ($2.9 billion at the 1997 average exchange rate) with about 80% of such sales relating to the global automotive industry. At the time of its acquisition, T&N's major product lines consisted of piston products, bearings, friction products, composites and camshafts (incorporating sintered products) and sealing products and it was active in both the original equipment and the aftermarket markets. T&N operated in approximately 200 locations in 24 countries, employed over 28,000 people worldwide and served customers globally. T&N's assets included technical centers in the U.K., Germany and North America.

The consolidated statement of operations for the three- and nine- month periods ended September 30, 1998 includes the operating results of T&N, exclusive of the T&N Bearings Business (refer to the caption "Acquired Businesses to be Divested," described later in this section), from the acquisition date.

Acquired Businesses to be Divested

In connection with securing regulatory approvals for the acquisition of T&N, the Company executed an Agreement Containing Consent Order with the Federal Trade Commission (FTC) on February 27, 1998. Pursuant to this agreement the Company was required to divest the T&N Bearings Business, consisting of T&N's thinwall and dry bearings (polymer bearings) and provide for independent management of those assets pending such divestiture. The agreement stipulated that the T&N Bearings Business was to be maintained as a viable, independent competitor of the Company and that the Company not attempt to direct the activities of, or exercise control over, the T&N Bearings Business or have contact with the T&N Bearings Business outside of normal business activities.

The net assets of the T&N Bearings Business have been recorded at their fair value based on estimates of selling values less costs to sell. Previously, the Company had estimated proceeds to be between $500 and $650 million calculated using multiples of earnings similar to recent automotive industry transactions considering both the ability to conduct an orderly disposition and the requirements of the FTC Consent Order. An amount within the low end of this range was originally used to record the net assets with estimated after tax proceeds of approximately $400 million. At September 30, 1998 the proceeds were estimated to be approximately $430 million, based on indications of interest received from interested parties, with estimated after tax proceeds of approximately $372 million and excluding the net working capital impact. The Company's investment in the T&N Bearings Business is included in the balance sheet caption "Acquired businesses to be divested." In addition, the Company's preliminary purchase price allocation for T&N includes an increase of approximately $58 million to adjust the acquired income tax liability related to the anticipated divestiture of the T&N Bearings Business.

On July 31, 1998, the Company sold the Fel-Pro Chemical Business to Loctite Corporation, a part of Henkel KGaA, a global specialist in applied chemistry headquartered in Dusseldorf, Germany for approximately $60 million.

Operating results for the T&N Bearings and Fel-Pro Chemical Business (which includes amortization expense for goodwill allocated to the businesses and interest expense relating to the holding costs of the businesses) have been excluded from the condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 1998. (Refer also to Subsequent Events discussion.)

Summerton, KFM and Bimet Transactions

In February 1998, the Company increased its ownership in Summerton in connection with the Bruss Divestiture Agreement, described in Note 7. In March 1998, the Company increased its ownership from 30% to 87% in KFM, a Korean joint venture formed in 1988 with Kukje Special Metal Co., Ltd.

Also in March 1998, the Company acquired Bimet, a manufacturer of engine bearings, bushings and related products located in Gdansk, Poland. The total cash consideration paid for the Summerton, KFM and Bimet acquisitions approximated $34 million.


The Summerton, KFM and Bimet transactions have been accounted for as purchases and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on its estimated fair values as of the acquisition dates. The preliminary purchase price allocation of total consideration over the estimated fair value of net assets acquired of $12.6 million has been recognized as goodwill. The consolidated statement of operations for the three- and nine-month periods ended September 30, 1998 includes the operating results of the acquired businesses from the applicable date of acquisition.

Acquisition Strategy

One of the Company's principal business strategies is to expand its core competencies in manufacturing and distribution through acquisitions of companies that the Company identifies as complementary to its existing businesses and capable of achieving satisfactory rates of return. The Company is engaged in various stages of evaluation of potential acquisition candidates. Currently, the Company is in the process of pursuing one or more potential acquisitions. Any such acquisitions would be paid for through the incurrence of additional debt, the issuance of capital stock or both. If the Company determines that any one or more of these potential acquisitions or other transactions would meet its criteria and may be accomplished on appropriate terms, it expects to act to attempt to consummate them as quickly as possible. There can be no assurance that any of the discussions in which the Company is currently engaged will result in the completion of any acquisitions, that the Company will in the future succeed in locating or acquiring appropriate companies on attractive terms or that the Company will be successful in integrating acquired companies or realizing desired benefits of such acquisitions.

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

In addition, the Company closed or sold substantially all its remaining retail aftermarket operations during the first nine months of 1998.

ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

T&N Asbestos

As of September 30, 1998, the Company has provided $1.292 billion as its estimate for future costs related to resolving asbestos claims. In the United States, the Company's subsidiary, T&N, and two of T&N's U.S. subsidiaries (the T&N Companies) are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and to property damage litigation based upon asbestos in the United States. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. Although T&N has carefully projected its future asbestos liability, the assumptions representing such projections continuously change and it is therefore not possible to project with certainty what the number of such claims may be made nor the expenditure which may arise therefrom. T&N has appointed the Center for Claims Resolution (CCR), a not for profit coalition of former asbestos producers and sellers, as its representative in relation to all asbestos-related personal injury claims made against the T&N Companies in the United States.

Prior to its acquisition, T&N secured a (pound)500 million (approximately $837 million at the September 30, 1998 exchange rate of $1.6742:1 pound sterling) layer of insurance which will be triggered should the aggregate amount of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed 690 million pounds sterling (approximately $1,155 million at the September 30, 1998 exchange rate). At September 30, 1998 the Company has recorded reserves approximating the insurance level for such claims.

While management believes that reserves are appropriate for anticipated losses arising from T&N's asbestos related claims, no assurance can be given that T&N will not be subject to material additional liabilities and significant additional litigation relating to asbestos. Any such liabilities or litigation in amounts in excess of the reserves recorded by the Company and the additional pound 500 million of insurance coverage could have a material adverse effect on the Company's results of operations, business, liquidity and financial condition.

Federal-Mogul and Fel-Pro Asbestos

Federal-Mogul Corporation also is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. In addition, Fel-Pro has been named as a defendant in a large number of product liability cases involving asbestos, primarily involving gasket or packing products sold to ship owners. The Company is defending all such claims vigorously and believes that it and Fel-Pro have substantial defenses to liability and adequate insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against Federal-Mogul Corporation and Fel-Pro as of September 30, 1998 will not have a material effect on the Company's financial position. At September 30, 1998, approximately $3 million in related reserves has been provided related to asbestos claims pending against Federal-Mogul Corporation and Fel-Pro.

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






THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

RESULTS OF OPERATIONS

Following the acquisitions of T&N and Fel-Pro, Federal-Mogul's integrated operations have been reorganized to realize synergies and effectively coordinate operations. Operations are conducted through three manufacturing operating units corresponding to major product areas: Powertrain Systems, Sealing Systems and General Products. The major product categories in Powertrain Systems include engine bearings and piston products. Sealing Systems includes dynamic seals and gaskets. General Products include camshafts, friction products, sintered products, systems protection products and a number of smaller product lines. The Worldwide Aftermarket organization is a component of each major product area and is responsible for the Company's global aftermarket sales, marketing and distribution.

Net Sales

Sales for the third quarter of 1998 were $1,121.2 million compared to $424.2 million in the same quarter of 1997. The 164.3% increase in net sales is primarily attributable to the acquisitions of T&N and Fel-Pro, the results of which were included from their respective dates of acquisition. Excluding the impact of the T&N and Fel-Pro acquisitions and the impact of previously divested retail aftermarket businesses, net sales decreased 4.3%.

Powertrain Systems sales were $458.6 million for the third quarter of 1998 compared to $176.6 million for the same 1997 quarter. Approximately $284 million of the 159.7% increase related to sales of T&N. Excluding the acquisition of T&N and powertrain products previously sold through the divested retail aftermarket businesses, sales decreased 1.1% due to softness in the North American aftermarket business.

Sealing Systems sales were $239.1 million in the third quarter of 1998 compared to $81.1 million in the third quarter of 1997. Approximately $43 million of the 194.8% increase related to sales of T&N and approximately $111 million related to sales of Fel-Pro. Excluding the acquisitions of T&N and Fel-Pro and sealing products previously sold through the divested retail aftermarket businesses, sales increased 5.1% due to strong volume from both the North and South American aftermarket businesses.

General Products sales were $423.5 million in the third quarter of 1998 compared to $166.5 million in 1997. Approximately $279 million of the 154.4% increase related to sales of T&N. Excluding the acquisitions of T&N and general products previously sold through the divested retail aftermarket businesses, sales decreased 12.4% primarily due to continued softness in the North American aftermarket business.

Cost of Products Sold

Cost of products sold as a percent of net sales decreased to 73.9% for the third quarter of 1998 from 75.8% for the same 1997 quarter. Excluding the effect of a $6.4 million write-down of inventory primarily related to the liquidation of the Puerto Rican retail assets, cost of products sold as a percent of net sales decreased to 73.3%. Management attributes this decrease to productivity improvements, cost controls, streamlined operations, the divestiture of underperforming assets and the acquisitions previously discussed.

Selling , General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses as a percent of net sales decreased to 13.6% for the third quarter of 1998 compared to 16.8% for the third quarter of 1997. The significant decrease is primarily attributable to the benefits of prior restructuring actions and the realization of combined efficiencies from the acquisitions previously discussed.

Amortization Expense

Amortization expense in the third quarter of 1998 was $25.3 million compared to $2.6 million for the third quarter of 1997. The increase in amortization expense was attributable to the expense related to the increase in goodwill and other intangible assets associated with the T&N and Fel-Pro acquisitions.

Restructuring Benefit

During the third quarter of 1998, the Company recognized a $6.6 million restructuring credit for the reversal of a restructuring charge recorded in the fourth quarter of 1997. The restructuring credit primarily related to the exit of retail operations in Puerto Rico.

Integration Costs

In the third quarter of 1998, the Company incurred $9.0 million in expenses directly related to the integration of the T&N and Fel-Pro acquisitions previously discussed. In addition, the Company expects to incur additional expenses of approximately $24 million necessary to complete the integration of the acquired companies during the fourth quarter of 1998 and throughout 1999.

Net Interest Expense

Interest expense in the third quarter of 1998 was $41.3 million compared to $6.5 million for the third quarter of 1997. The increase in interest expense is attributable to the interest expense related to the financing of the T&N and Fel-Pro acquisitions slightly offset by reduced preacquisition debt levels as compared to the third quarter of 1997.

Income Tax Expense

During the third quarter of 1998, due to the acquisitions of T&N and Fel-Pro, the Company recognized approximately $14 million in non-deductible goodwill amortization expense.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

RESULTS OF OPERATIONS

Net Sales

Sales for the nine months ended September 30, 1998 were $2,993.2 million compared to $1,391.6 million for the same 1997 period. The 115.1% increase in net sales is primarily attributable to the acquisitions of T&N and Fel-Pro the results of which were included from their respective dates of acquisition. Excluding the impact of the T&N and Fel-Pro acquisitions and the impact of previously divested retail aftermarket businesses, net sales decreased 4.2%.

Powertrain Systems sales were $1,269.4 million for the nine months ended September 30, 1998 compared to $608.2 million for the same 1997 period. Approximately $694 million of the 108.7% increase related to sales of T&N. Excluding the acquisition of T&N and Powertrain products previously sold through the divested retail aftermarket businesses, sales decreased 2.2%. The decrease in sales is attributable to effects from the General Motors strike as well as softness in the North American aftermarket business.

Sealing Systems sales were $663.4 million for the nine months ended September 30, 1998 compared to $238.5 million in the same 1997 period. Approximately $135 million of the 178.2% increase related to sales of T&N and approximately $278 million related to sales of Fel-Pro. Excluding the acquisitions of T&N and Fel-Pro and sealing products previously sold through the divested retail aftermarket businesses, sales increased 5.4% due to strong heavy duty and industrial sales as well as strong third quarter volume in both North and South American aftermarket businesses.

General Products sales were $1,060.4 million in the first half of 1998 compared to $544.9 million in 1997. Approximately $617 million of the 94.6% increase related to sales of T&N. Excluding the acquisitions of T&N and general products previously sold through the divested retail aftermarket businesses, sales decreased 11.2% primarily due to continuing softness in the North American aftermarket business.

Cost of Products Sold

Cost of products sold as a percent of net sales decreased to 74.2% for the nine months ended September 30, 1998 from 76.3% for the same 1997 period. Excluding the effect of a $10.9 million charge in the first quarter of 1998 associated with the purchase accounting write-up of acquired inventory to fair value and the subsequent sale of this inventory at the higher cost, as well as a $6.4 million write-down of inventory, primarily related to the liquidation of the Puerto Rican retail assets, cost of products sold as a percent of sales decreased to 73.6%. Management attributes this decrease to productivity improvements, cost controls, streamlined operations, the divestiture of underperforming assets and the acquisitions previously discussed.

Selling , General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses as percent of net sales decreased to 14.4% for the nine months ended September 30, 1998 compared to 15.7% for the same 1997 period. The decrease is primarily attributable to the benefits of prior restructuring actions, the divestiture of retail aftermarket businesses and the realization of combined efficiencies from the acquisitions previously discussed slightly offset by an approximately $4 million increase related to Year 2000 costs.

Amortization Expense

Amortization expense for the nine months ended September 30, 1998 was $60.4 million compared to $7.9 million for the nine months ended September 30, 1997. The increase in amortization expense was attributable to the expense related to the increase in goodwill and other intangible assets associated with the T&N and Fel-Pro acquisitions.

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

During the third quarter of 1998, the Company recognized a $6.6 million restructuring credit for the reversal of a restructuring charge recorded in the fourth quarter of 1997. The restructuring credit primarily related to the exit of retail operations in Puerto Rico.

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

Adjustment of Assets Held for Sale to Fair Value

In addition to the T&N Bearings Business and the Fel-Pro Chemical Business held for sale, during 1998, the Company decided to sell its subsidiary, Bertolotti Pietro e Figli, S.r.l. (Bertolotti), conducting aftermarket operations in Italy. The carrying value of Bertolotti's assets have been reduced to its fair value based on estimates of selling values less costs to sell, calculated using multiples of earnings similar to recent automotive industry transactions in Italy. The Company recognized a $20.0 million first quarter charge primarily associated with the write-down of Bertolotti's assets to the estimated fair value. The Company expects to complete the sale of Bertolotti within one year.

In the second quarter, the Company recognized a $1.0 million benefit associated with the adjustment of the assets of Chile to its estimated fair value.

As part of its 1996 restructuring plan, the Company continued to close or sell certain retail aftermarket operations during 1998. As of September 30, 1998, the Company has sold or closed substantially all its retail aftermarket operations. Net cash proceeds received for those retail aftermarket locations sold in the nine months ended September 30, 1998 approximated $7 million. No gain or loss was recognized on the dispositions of those retail aftermarket locations, as the related assets had been previously adjusted to fair value.

Integration Costs

In the nine months ended September 30, 1998, the Company incurred $13.7 million in expenses directly related to the integration of the T&N and Fel-Pro acquisitions previously discussed. In addition, the Company expects to incur additional expenses of approximately $24 million necessary to complete the integration of the acquired companies during the fourth quarter of 1998 and throughout 1999.

Anticipated Synergy

The Company anticipates its annual synergies in the year 2000 to be moderately in excess of the previously discussed $10.5 million restructuring, $151 million rationalization and $38 million of expected integration costs.

Net Interest Expense

Interest expense for the nine months ended September 30, 1998 was $107.4 million compared to $25.3 million for the same 1997 period. The increase in interest expense is attributable to the interest expense related to the financing of the T&N and Fel-Pro acquisitions slightly offset by reduced preacquisition debt levels as compared to the nine months ended September 30, 1997.

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

Income Tax Expense

During the nine months ended September 30, 1998, the Company recognized charges for adjustment of assets held for sale to fair value and purchased in-process research and development and recognized a net gain on the British pound currency option and forward contract. These transactions resulted in a pre-tax net charge of $24.3 million. The net income tax benefit related to these transactions totaled $2.1 million. In addition, due to the acquisitions of T&N and Fel-Pro, the Company recognized approximately $28 million in non-deductible goodwill amortization expense.

Pro Forma Results

The following unaudited pro forma financial information for the nine month period ended September 30, 1998 assumes the T&N and Fel-Pro acquisitions occurred as of the beginning of the period, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt, divestitures of the T&N Bearings Business and Fel-Pro Chemical Business, the June common stock offering and income tax effects. The pro forma results (in millions of dollars, except per share data) have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisitions of T&N and Fel-Pro or the June common stock offering been consummated on the dates indicated, nor are they necessarily indicative of the Company's future results of operations.

                                    Unaudited Pro Forma Financial Information
                                    -----------------------------------------
                                         Nine Months Ended September 30
                                         ------------------------------
                                            1998                1997
                                           ------              -----

Net sales                                 $3,528.8           $3,563.1
Net earnings                                 $65.7             $126.6
Earnings per share                           $1.14              $2.51
Earnings per share assuming dilution         $1.05              $2.18

The unaudited historical and pro forma financial information for the nine months ended September 30, 1998 includes charges for adjustment of assets held for sale to fair value, restructuring, the effects of the previously described purchase accounting write-up of acquired inventory to fair value and the write-down of inventory associated with the divested Puerto Rico retail aftermarket business, integration and certain other charges. Also included in the 1998 unaudited pro forma financial information were the recognized net gain on the British pound currency option and forward contract and the gain on the Bruss divestiture. The net after tax effect of these transactions was a charge of approximately $27 million ($.46 per diluted share).

The unaudited historical and pro forma financial information for the nine months ended September 30, 1997 includes the recognition of an income tax benefit and the recognition of a gain, both related to the sale of businesses. The net after tax effect of these transactions was a benefit of approximately $23 million ($.40 per diluted share).

The $18.6 ($.32 per diluted share) million charge for purchased in-process research and development has been excluded from the 1998 unaudited pro forma financial information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided from Operating Activities

Cash flow provided from operating activities was $228.1 million for the nine months ended September 30, 1998. Cash flow was generated primarily from a decrease in inventories of $47.0 million, an increase in other accrued liabilities of $51.4 million and net earnings adjusted for the loss on early retirement of debt and the non-cash charges of depreciation and amortization, purchased in-process research and development, restructuring and adjustment of assets held for sale to fair value. Partially offsetting these items was an increase in accounts receivable of $25.7 million, payments against the asbestos liability of $58.8 million and payments against restructuring, reengineering and rationalization reserves of $35.7 million.

Cash Flow Used by Investing Activities

Cash flow used by investing activities was $2,766.8 million and was primarily related to the acquisitions of T&N, Fel-Pro, Bimet and the increase in ownership of Summerton and KFM partially reduced by the sale of the Company's interest in
G. Bruss GmbH & Co. KG and the sale of certain retail aftermarket locations. Partially offsetting the acquisitions, the Company received proceeds from the sale of options which were acquired with the acquisition of T&N. In addition, capital expenditures of $129.1 million were made for property, plant and equipment to implement process improvements, information technology and new product introductions. Capital expenditures are anticipated not to exceed $200 million in 1998, primarily for enhanced manufacturing capabilities and process improvements.

Cash Flow Provided from Financing Activities

Cash flow provided from financing activities was $2,099.6 million for the nine months ended September 30, 1998 primarily from the increase in debt related to the acquisitions of T&N and Fel-Pro and the issuance of common stock detailed below, partially offset by the related debt issuance fees of $55.3 million and fees paid for the early retirement of debt of $27.4 million.

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

As of September 30, 1998, the Company had $1.1 billion outstanding related to the Senior Credit Agreement with maturities ranging from March of 1999 through the year 2005 and a weighted-average interest rate of 7.9%. Over 60% of the maturities occur after the year 2003.

In addition, the Company funded a portion of the T&N acquisition through the December 1997 sale of 11.5 million shares of 7% Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely convertible subordinated debentures of the Company (generating gross proceeds of $575 million) by Federal-Mogul Financing Trust, a subsidiary of the Company.

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

The Company has pledged the capital stock of its U.S. subsidiaries, 65% of capital stock of certain foreign subsidiaries and certain intercompany loans to secure the senior debt of the Company. In addition, certain U.S.
subsidiaries of the Company have guaranteed the senior debt.


The Company believes that cash flow from operations, together with borrowings available under the Company's revolving credit facility, will continue to be sufficient to meet its ongoing working capital requirements.

Foreign Currency and Commodity Contracts

The financial condition and results of operations of certain of the Company's operating entities are reported in various foreign currencies (principally pounds sterling, German marks, and to a lesser extent South African rand and French francs, among others) and then translated into U.S. dollars at the applicable exchange rate for inclusion in the Company's financial statements. As a result, the appreciation of the dollar against these foreign currencies will have a negative impact on the reported sales and operating margin of international T&N operations and other international subsidiaries as consolidated into the Company. Conversely, the depreciation of the dollar against these foreign currencies will have a positive impact.

In addition, the Company incurs currency transaction risk whenever it or one of its international subsidiaries enters into either a purchase or sales transaction using a different currency than the relevant entity's functional currency. Currency transaction risk is reduced by matching revenues and costs with the same currency. Given the volatility of currency exchange rates, there can be no assurance that the Company will be able to effectively manage its currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on the Company's financial condition or results of operations.

OTHER MATTERS

New Dividend Policy

Dividends on the capital stock of the Company are payable at the discretion of the Company's Board of Directors. Historically, quarterly dividends had been $.12 per share. In May 1998, the Board of Directors reduced the quarterly dividend and subsequently declared a cash dividend payable in the second and third quarters of 1998 in the amount of $.0025 per share of common stock. The Company, consistent with its growth strategy, presently intends to retain future earnings in the business and therefore anticipates paying dividends at a comparable level in the foreseeable future.

Year 2000 Costs

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has established a team that has completed an awareness program and assessment project to address the Year 2000 issue including information technology (IT) and non-IT systems. In addition, the Board of Directors has received status reports related to the Company's progress in addressing the Year 2000 issue. The Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has initiated remediation and testing, and is implementing the action plan to address the Year 2000 issue and estimates that the majority of testing will be completed by the end of the first quarter of 1999. A number of independent third party assessments have been performed and others are planned. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could cause production interruptions that could have a material impact on the operations of the Company. The Company has initiated development of contingency plans and will continue to do so throughout the program.

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

The Company has contracts in place with external resources and has allocated internal resources to reprogram or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project within one year. The total cost of the Year 2000 project is estimated to be $25 million and is being funded through operating cash flows. These estimates have been verified by independent third party assessment. Of the total project cost, approximately $11 million is attributable to the purchase of new software which will be capitalized. The remaining $14 million represents maintenance and repair of existing systems and will be expensed as incurred. The Company expects a majority of the costs will be incurred in 1998. As of September 30, 1998, the Company had incurred and expensed approximately $5 million related to the completed awareness program and assessment project and the implementation of their remediation plan.

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

Euro Conversion

On January 1, 1999, certain member countries of the European Union are scheduled to irrevocably fix the conversion rates between their national currencies and a common currency, the "Euro", which will become their legal currency on that date. The participating countries' former national currencies will continue to exist as denominations of the Euro between January 1, 1999 and January 1, 2002. The Company has established a steering committee that is currently evaluating the business implications of conversion to the Euro, including the need to adapt internal systems to accommodate Euro-denominated transactions. The acquisition of T&N has provided the Company with a strong knowledge base in which to assist with the conversion. While the Company is still in various stages of assessment and implementation, the Company does not expect the conversion to the Euro to have a material effect on its financial condition or results of operations.

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

Total comprehensive income, net of the related estimated tax, was $47.1 million and $15.0 million for the three months ended September 30, 1998 and 1997, respectively and $22.9 million and $42.4 million for the nine months ended September 30, 1998 and 1997, respectively.

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

SUBSEQUENT EVENTS

Cooper Acquisition

On October 9, 1998, the Company acquired Cooper Automotive Inc., headquartered in St. Louis, Missouri, a business unit of Cooper Industries, Inc., with net sales of approximately $1.9 billion for approximately $1.9 billion cash.

In connection with the acquisition of Cooper Automotive Inc., the Company entered into a $1.95 billion floating rate senior credit agreement with The Chase Manhattan Bank as agent and a syndicate of lenders. The senior-credit agreement consists of $1.55 billion in interim loans which will mature on April 9, 2000 and $400 million of Tranche C Loans which will be repaid in 29 consecutive quarterly installments beginning September 30, 1999.

Announced Sale of T&N Bearings Business

On October 27, 1998, the company announced that it had entered into an agreement to sell the T&N Bearing Business to Dana Corporation. The Company expects to receive proceeds of approximately $430 million and an additional $13 million of net proceeds from the collection of accounts receivable related to the sold businesses. The sale of these businesses is in connection with the Consent Order with the Federal Trade Commission and undertakings with the governments of the United Kingdom, France and Germany to divest thinwall bearings, polymer bearings and North American thinwall bearings aftermarket segments and is subject to regulatory approvals, which are expected in the fourth quarter of 1998.

Announced Acquisition of Tri-Way

On October 6, 1998, the Company entered into an agreement to acquire Tri-Way Machine Limited, a privately-owned manufacturer of machines and machining systems for the world's metal cutting industry headquartered in Windsor, Ontario, Canada with sales of approximately $35 million.

Revolving Credit Agreement

In October 1998, the Company entered into a $200 million 364-day floating rate revolving credit agreement with the Chase Manhattan Bank as agent and a syndicate of lenders.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-k

              (a)   Exhibits:

              4.1 Amendment Number Four dated November 13, 1998 to the Rights Agreement dated November 3, 1988 between Federal-Mogul Corporation and the The Bank of New York, as successor for National Bank of Detroit, as Rights Agent, extending the expiration term of the Rights Plan until April 30, 1999.

              (b) Reports on Form 8-K:

              On August 17, 1998, the Company filed a Current Report on Form 8-K to report its agreement to purchase Cooper Automotive, a business unit of Cooper Industries, Inc.

              On October 9, 1998, the Company filed a Current Report on Form 8-K to report the completion of its acquisition of Cooper Automotive, a business unit of Cooper Industries, Inc.

              On October 26, 1998, the Company filed a Current Report on Form 8-K to report certain additional information concerning the acquisition of Cooper Automotive, a business unit of Cooper Industries, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FEDERAL-MOGUL CORPORATION


                        By:    /s/ Thomas W. Ryan
                           ---------------------------
                                 Thomas W. Ryan
                          Executive Vice President and
                             Chief Financial Officer


                        By:   /s/ Kenneth P. Slaby
                            ---------------------------
                                Kenneth P. Slaby
                         Vice President and Controller,
                            Chief Accounting Officer


Dated:  November 16, 1998