Form 10-Q/A
period 1998-09-30
FEDERAL MOGUL CORP
filed 1998-12-23
CIK 34879

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

                 Common Stock - 67,329,374 of December 18, 1998

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


Operating results for the T&N Bearings Business and Fel-Pro Chemical Business (which includes amortization expense for goodwill allocated to the businesses and interest expense relating to the holding costs of the businesses) have been excluded from the condensed consolidated statements of operations for the three-and the nine-month periods ended September 30, 1998. (Refer also to Note 12.)


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

Federal-Mogul Corporation and subsidiaries (the "Company") hereby amends and restates footnote 11 to the consolidated financial statements of its report on form 10-Q dated November 16, 1998, as follows:

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

Federal-Mogul UK Holdings Limited

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


The T&N Holding Companies (as listed above) are wholly owned subsidiaries of the Company and were incorporated in January 1998 in order to effectuate the Company's acquisition of T&N plc. These subsidiaries guarantee fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest of the New Notes or the Notes (the "Guarantees"). They have no operations and act solely as direct or indirect holding companies of subsidiaries that do not provide a guarantee.

In addition, certain other wholly owned subsidiaries of the Company, the Federal-Mogul Subsidiaries (as listed above), provide the Guarantees. The Federal-Mogul Subsidiaries are included in the Company's consolidated financial statements for all periods presented in the Company's Annual Report on Form 10-K dated December 31, 1997.

The Fel-Pro Subsidiaries (as listed above) were acquired on February 24, 1998, are wholly owned subsidiaries of the Company and also provide the Guarantees.

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



                                                (Unconsolidated)
                                    --------------------------------------------
                                                   Guarantor     Non-Guarantor
                                     Parent       Subsidiaries    Subsidiaries       Eliminations    Consolidated
                                    --------      ------------   -------------       ------------    ------------
Current assets:
  Cash and equivalents              $   53.1       $     --      $   49.2              $      --       $  102.3
  Accounts receivable                   21.8             --         623.2                     --          645.0
  Investment in accounts
     receivable securitization            --             --         119.2                     --          119.2
  Inventories                          196.0             --         457.7                     --          653.7
  Prepaid expenses and
     income tax benefits                67.6             --         180.4                     --          248.0
  Acquired businesses
     to be divested                       --             --         372.0                     --          372.0
                                    --------       --------      --------               --------       --------
Total current assets                   338.5             --       1,801.7                     --        2,140.2
Property, plant and equipment          225.2            1.9       1,377.9                     --        1,605.0
Goodwill                               485.6             --       2,134.8                     --        2,620.4
Other intangible assets                147.2           10.1         294.6                     --          451.9
Business investments
   and other assets                    107.0             --         492.9                     --          599.9
Investment in subsidiaries           3,258.0          804.4            --               (4,062.4)            --
Intercompany accounts, net            (464.3)       2,174.4      (1,710.1)                    --             --
                                    --------       --------      --------               --------       --------
Total Assets                        $4,097.2       $2,990.8      $4,391.8              $(4,062.4)      $7,417.4
                                    ========       ========      ========               ========       ========

Current liabilities:
  Short-term debt, including
     current portion of
     long-term debt                 $   58.3       $     --      $   70.7              $      --       $  129.0
  Accounts payable                      99.3             --         236.1                     --          335.4
  Accrued compensation                  59.2            0.4         130.2                     --          189.8
  Restructuring and
     rationalization reserves            7.0             --         159.1                     --          166.1
  Current portion of
     asbestos liability                   --             --         100.0                     --          100.0
  Other accrued liabilities             81.4           13.4         372.1                     --          466.9
                                    --------       --------      --------               --------       --------
Total current liabilities              305.2           13.8       1,068.2                     --        1,387.2
Long-term debt                       2,359.1             --         108.8                     --        2,467.9
Long-term portion of
   asbestos liability                     --             --       1,192.2                     --        1,192.2
Postemployment benefits                199.2             --         245.9                     --          445.1
Other accrued liabilities               19.5             --          64.3                     --           83.8
Minority interest in
   consolidated subsidiaries             8.6             --          52.0                     --           60.6
Federal-Mogul Financing
   Trust securities                       --             --         575.0                     --          575.0
Shareholders' equity                 1,205.6        2,977.0       1,085.4               (4,062.4)       1,205.6
                                    --------       --------      --------               --------       --------
Total Liabilities and
   Shareholders' Equity             $4,097.2       $2,990.8      $4,391.8              $(4,062.4)      $7,417.4
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


                                                    (Unconsolidated)
                                    --------------------------------------------------
                                                       Guarantor         Non-Guarantor
                                     Parent          Subsidiaries        Subsidiaries         Eliminations        Consolidated
                                   ---------         ------------       --------------        ------------        ------------
Net sales                          $  351.5             $     --            $  794.8             $  (25.1)           $1,121.2
Cost of products sold                 240.3                   --               613.1                (25.1)              828.3
                                   --------             --------            --------             --------            --------
   Gross margin                       111.2                   --               181.7                   --               292.9
Selling, general and
   administrative expenses            (59.9)                  --               (92.3)                  --              (152.2)
Amortization                           (2.8)                  --               (22.5)                  --               (25.3)
Restructuring benefit                    --                   --                 6.6                   --                 6.6
Adjustment of assets held for
   sale to fair value                    --                   --                  --                   --                  --
Integration costs                        --                   --                (9.0)                  --                (9.0)
Interest expense                      (50.9)                  --               (47.6)                57.2               (41.3)
Interest income                        13.1                 44.2                  .7                (57.2)                 .8
International currency
   exchange gains (losses)               .2                  (.7)               (2.5)                  --                (3.0)
Other income (expense), net             1.5                  2.6               (10.1)                  --                (6.0)
                                   --------             --------            --------             --------            --------
      Earnings before
         income taxes                  12.4                 46.1                 5.0                   --                63.5
Income tax expense                       .5                   --                28.4                   --                28.9
                                   --------             --------            --------             --------            --------

Net earnings (loss)
before equity in
earnings (loss) of
subsidiaries                           11.9                 46.1               (23.4)                  --                34.6
                                   --------             --------            --------             --------            --------
Equity in earnings (loss)
of subsidiaries                        22.7                 28.8                 --                 (51.5)                 --
                                   --------             --------            --------             --------            --------
      Net earnings                 $   34.6             $   74.9            $  (23.4)            $  (51.5)           $   34.6
                                   ========             ========            ========             ========            ========


Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended September 30, 1997
(Millions of Dollars)


                                                   (Unconsolidated)
                                    ---------------------------------------------
                                                  Guarantor        Non-Guarantor
                                     Parent     Subsidiaries        Subsidiaries     Eliminations   Consolidated
                                   ---------    ------------       --------------    ------------   ------------
Net sales                           $268.1          $   --               $182.4          $(26.3)        $424.2
Cost of products sold                199.6              --                148.1           (26.3)         321.4
                                    ------          ------               ------          ------         ------
   Gross margin                       68.5              --                 34.3              --          102.8
Selling, general and
   administrative expenses           (51.0)             --                (20.4)             --          (71.4)
Amortization                          (1.9)             --                  (.7)             --           (2.6)
Interest expense                      (6.3)             --                 (1.5)            1.3           (6.5)
Interest income                        3.7              --                   --            (1.3)           2.4
International currency
   exchange gains (losses)              .1              --                  (.1)             --             --
Other income (expense), net           (1.3)            4.0                   .2              --            2.9
                                    ------          ------               ------          ------         ------
      Earnings before
         income taxes and
         extraordinary item           11.8             4.0                 11.8              --           27.6
Income tax expense                     8.2              --                  2.0              --           10.2
                                    ------          ------               ------          ------         ------

Net earnings before
equity in earnings of
subsidiaries                           3.6             4.0                  9.8              --           17.4
                                    ------          ------               ------          ------         ------

Equity in earnings
of subsidiaries                       13.8              --                   --           (13.8)            --
                                    ------          ------               ------          ------         ------

      Net Earnings                  $ 17.4          $  4.0               $  9.8          $(13.8)        $ 17.4
                                    ======          ======               ======          ======         ======

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Nine Months Ended September 30, 1998
(Millions of Dollars)

                                                    (Unconsolidated)
                                      ----------------------------------------------
                                                        Guarantor     Non-Guarantor
                                       Parent         Subsidiaries     Subsidiaries     Eliminations   Consolidated
                                      --------        ------------    --------------    ------------   ------------
Net sales                             $  966.8           $   36.2       $2,070.0          $  (79.8)       $2,993.2
Cost of products sold                    676.6               23.1        1,601.7             (79.8)        2,221.6
                                      --------           --------       --------          --------        --------
   Gross margin                          290.2               13.1          468.3                --           771.6
Selling, general and
   administrative expenses              (208.2)              (7.5)        (215.4)               --          (431.1)
Amortization                             (10.2)               (.6)         (49.6)               --           (60.4)
Purchased research and
   development charge                       --                 --          (18.6)               --           (18.6)
Restructuring charge                        --                 --           (3.9)               --            (3.9)
Adjustment of assets held for
   sale to fair value                       --                 --          (19.0)               --           (19.0)
Integration costs                         (2.6)                --          (11.1)               --           (13.7)
Interest expense                        (135.6)              (1.5)        (103.1)            132.8          (107.4)
Interest income                           32.1               97.8           10.4            (132.8)            7.5
International currency
   exchange losses                         (.4)               (.3)          (4.6)               --            (5.3)
Net gain on British pound
   currency option and
   forward contract                       13.3                 --             --                --            13.3
Other income (expense), net               14.9               12.2           (41.7)               --          (14.6)
                                      --------           --------       ---------          --------        --------
      Earnings (loss) before
         income taxes                     (6.5)             113.2            11.7                --           118.4
Income tax expense (benefit)             (12.4)               1.6            73.4                --            62.6
                                      --------           --------       --------          --------        --------
      Earnings (loss) before
         extraordinary item                5.9              111.6          (61.7)               --            55.8
Extraordinary item - loss on
   early retirement of debt,
   net of applicable income
   tax benefit                            12.4                 --           18.9                --            31.3
                                      --------           --------       --------          --------        --------

Net earnings (loss)
before equity in earnings
(loss) of subsidiaries                    (6.5)             111.6          (80.6)               --            24.5
                                      --------           --------       --------          --------        --------
Equity in earnings (loss)
of subsidiaries                           31.0               33.8             --             (64.8)             --
                                      --------           --------       --------          --------        --------
Net earnings                          $   24.5           $  145.4       $  (80.6)         $  (64.8)       $   24.5
                                      ========           ========       ========          ========        ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Nine Months Ended September 30, 1997
(Millions of Dollars)

                                                   (Unconsolidated)
                                     ------------------------------------------
                                                    Guarantor     Non-Guarantor
                                      Parent       Subsidiaries    Subsidiaries   Eliminations      Consolidated
                                     --------      ------------   -------------   ------------      ------------
Net sales                            $  852.8        $     --      $  623.0        $  (84.2)           $1,391.6
Cost of products sold                   646.3              --         499.3           (84.2)            1,061.4
                                     --------        --------      --------        --------            --------
   Gross margin                         206.5              --         123.7              --               330.2
Selling, general and
   administrative expenses             (140.6)            0.1         (77.5)             --              (218.0)
Amortization                             (5.9)             --          (2.0)             --                (7.9)
Interest expense                        (21.3)             --          (9.2)            5.2               (25.3)
Interest income                           9.4              --            --            (5.2)                4.2
Other income (expense), net             (11.5)           10.4           2.4              --                 1.3
                                     --------        --------      --------        --------            --------
      Earnings before
         income taxes and
         extraordinary item              36.6            10.5          37.4              --                84.5
Income tax expense                       13.8              --          10.9              --                24.7
                                     --------        --------      --------        --------            --------
      Earnings before
         extraordinary item              22.8            10.5          26.5              --                59.8
Extraordinary item - loss on
   early retirement of debt,
   net of applicable income
   tax benefit                            2.6              --            --              --                 2.6
                                     --------        --------      --------        --------            --------
Net earnings before equity
in earnings of subsidiary                20.2            10.5          26.5              --                57.2
                                     --------        --------      --------        --------            --------

Equity in earnings of
subsidiaries                             37.0              --             --          (37.0)                 --
                                     --------        --------      ---------       --------            --------

Net earnings                        $   57.2         $   10.5      $   26.5       $   (37.0)           $   57.2
                                    ========         ========      ========       =========            ========


Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 1998
(Millions of Dollars)

                                                       (Unconsolidated)
                                        ---------------------------------------------
                                                        Guarantor       Non-Guarantor
                                        Parent        Subsidiaries      Subsidiaries     Eliminations       Consolidated
                                        ------        ------------      -------------    ------------       ------------
Net Cash Provided From
(Used By) Operating
 Activities                           $  180.5          $   84.5          $  (36.9)         $     --          $  228.1

Expenditures for property,
   plant and equipment                   (21.6)             (3.0)           (104.5)               --            (129.1)
Proceeds from sale of
   business investments                    3.4                --              50.0                --              53.4
Proceeds from sale of options               --                --              39.1                --              39.1
Business acquisitions, net of
   cash acquired                        (465.5)               --          (2,264.7)               --          (2,730.2)
                                      --------          --------          --------          --------          --------

   Net Cash Used By
      Investing Activities              (483.7)             (3.0)         (2,280.1)               --          (2,766.8)

Issuance of common stock                 601.5                --                --                --             601.5
Net increase in debt                   1,500.2                --              66.8                --           1,567.0
Fees paid for debt issuance              (55.3)               --                --                --             (55.3)
Contributions paid to
   affiliates                         (2,150.1)           (565.4)               --           2,715.5                --
Contributions received
   from affiliates                          --           2,150.1             565.4          (2,715.5)               --
Change in intercompany
   accounts                              (52.1)         (1,666.3)          1,718.4                --                --
Other                                      7.2                --             (20.8)               --             (13.6)
                                      --------          --------          --------          --------          --------

   Net Cash Provided From
      (Used By) Financing
      Activities                        (148.6)            (62.6)          2,310.8                --           2,099.6
                                      --------          --------          --------          --------          --------

   Net Increase (Decrease)
      in Cash                         $ (451.8)         $    (.1)         $   12.8          $     --          $ (439.1)
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


12.    SUBSEQUENT EVENTS

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



Dated:  December 23, 1998