Form 10-K
period 1998-12-31
FEDERAL MOGUL CORP
filed 1999-04-01
CIK 34879

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER: 1-1511

                               ----------------

                           FEDERAL-MOGUL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MICHIGAN                              38-0533580
    (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER I.D. NO.)
    INCORPORATION OR ORGANIZATION)

      26555 NORTHWESTERN HIGHWAY

         SOUTHFIELD, MICHIGAN                           48034
    (ADDRESS OF PRINCIPAL EXECUTIVE                   (ZIP CODE)
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (248) 354-7700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS              ON WHICH REGISTERED
            -------------------             ---------------------
      Common Stock and Rights to Purchase  New York Stock Exchange
      Preferred Shares

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

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

  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,140,433,537 as of March 30, 1999 based on the reported last sale price as published for the New York Stock Exchange-- Composite Transactions for such date.

  The Registrant had 70,494,095 shares of common stock outstanding as of March 30, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A on March 24, 1999, are incorporated by reference in
Part III (Items 10, 11, 12 and 13) of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  Forward-Looking statements include financial projections, estimates and statements regarding plans, objectives and expectations of Federal-Mogul and its management, including, without limitation, plans to integrate the businesses of T&N, Fel-Pro and Cooper Automotive into Federal-Mogul, plans to address computer software issues related to the approach of the year 2000, plans to address the issue related to the conversion to the Euro, and the scope of the effect of T&N asbestos liability.

  Forward-Looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Federal-Mogul to differ materially from any future results, performance or achievements expressed or implied by such Forward-Looking statements. Such risks, uncertainties and other factors include, without limitation, those relating to the combination of Federal-Mogul's business with those of T&N, Fel-Pro and Cooper Automotive and the anticipated synergies and operating efficiencies and restructuring charges in connection with such acquisitions, conditions in the automotive components industry, certain global and regional economic conditions and other factors detailed herein and from time to time in the documents incorporated by reference herein. Moreover, Federal-Mogul's plans, objectives and intentions are subject to change based on these and other factors, some of which are beyond Federal-Mogul's control.

                                    PART I

ITEM 1. BUSINESS.

OVERVIEW

  Federal-Mogul Corporation founded in 1899 and incorporated in Michigan in 1924 (referred to herein as "Federal-Mogul" or the "Company"), is a global manufacturer and distributor of a broad range of vehicular components for automobiles and light trucks, heavy duty trucks, farm and construction vehicles and industrial products. The Company manufactures engine bearings, sealing systems, fuel systems, lighting products, pistons, ignition, brake, friction and chassis products. The Company's principal customers include many of the world's original equipment ("OE") manufacturers of such vehicles and industrial products. Federal-Mogul also manufactures and supplies its products and related parts to the aftermarket.

  The Company has pursued a growth strategy focusing on its core competencies of manufacturing, engineering and distribution by concentrating efforts and resources on complimentary acquisitions of manufacturing companies that will enhance its product base and expand its global reach. Federal-Mogul has made a commitment to expand its manufactured products to offer OE customers systems and modules. The Company also intends to expand the global reach of its manufacturing operations to follow the expansion of OE manufacturers into Latin America, Eastern Europe and the Asian markets. The Company intends to couple its expansion of OE business in new geographic markets with growth in global aftermarket sales.

  In February 1998, the Company acquired Fel-Pro, Incorporated ("Fel-Pro"), a privately owned manufacturer headquartered in Skokie, Illinois for $722 million. The transaction involved $225 million in equity and $497 million in cash. Fel-Pro is the leading gasket manufacturer for the North American aftermarket and OE heavy-duty market. Fel-Pro's primary product lines consist of gaskets, heavy-duty diesel engine products, diesel products, high performance gaskets and other equipment and chemical products. Fel-Pro's products including cylinder head and molded rubber gaskets, and marine and performance gaskets, are marketed under various brand names including Permatorque Blue (R) , Fel-Coprene (R) , Print-O-Seal (R) and PermaDry
Plus (R). In 1997, Fel-Pro had sales of approximately $500 million. Fel-Pro had more than 2,700 employees in 16 locations.

  In March 1998, Federal-Mogul acquired T&N plc ("T&N"), a supplier of engine and transmission products for a total purchase price of approximately $2.4 billion. T&N, based in Manchester, England, manufactures and supplies high technology engineered automotive components and industrial materials including pistons, friction products, bearings, composites, camshafts and sealing products servicing OE customers and the aftermarket. In 1997, T&N had sales of approximately $2.9 billion with about 80% of such sales relating to the global automotive industry. T&N operated in approximately 200 manufacturing locations in 24 countries, employing approximately 28,000 people worldwide.

  In October 1998, the Company acquired the automotive division of Cooper Industries, Inc. ("Cooper Automotive"), headquartered in St. Louis, Missouri for an initial purchase price of approximately $1.9 billion. Cooper Automotive is a leading supplier of aftermarket parts for repair and maintenance and serves OE automobile manufacturers worldwide. Cooper Automotive manufactures and distributes brakes and friction products, chassis parts, ignition and wiper blades under well-known brand names including Champion (R), Moog (R), Abex (R) , Wagner (R) and Zanxx (R) . In 1997, Cooper Automotive had sales of approximately $1.9 billion and employed approximately 14,500 employees in 63 locations.

  The above acquisitions are major steps toward Federal-Mogul's strategic goals of focusing on its core competencies of manufacturing, engineering and distribution and expanding the Company's product base, geographic reach and market penetration.

  Federal-Mogul maintains technical centers in Europe and North America to develop and provide advanced materials, products and manufacturing processes for all of its manufacturing units, including facilities acquired with T&N and Fel-Pro.

  The following table sets forth the Company's net sales by operating segment and geographic region as a percentage of total net sales.

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                     1998      1997      1996
                                                    -------  --------  --------
Net Sales by Operating Segment:
  Powertrain Systems...............................      42%      43%       36%
  Sealing Systems..................................      20%      19%       15%
  General Products.................................      37%      32%       33%
  Divested Activities..............................       1%       6%       16%
                                                    -------  --------  --------
                                                        100%     100%      100%
                                                    =======  ========  ========
                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                     1998      1997      1996
                                                    -------  --------  --------
Net Sales by Geographic Region:
  United States....................................      52%       62%       59%
  Mexico...........................................       3%        5%        3%
  Canada...........................................       2%        3%        2%
                                                    -------  --------  --------
    Total North America............................      57%       70%       64%
                                                    -------  --------  --------
  United Kingdom...................................      12%        1%        1%
  Germany..........................................      11%        7%        9%
  France...........................................       7%        2%        1%
  Italy............................................       4%        4%        4%
  Other Europe.....................................       4%        6%        6%
                                                    -------  --------  --------
    Total Europe...................................      38%       20%       21%
                                                    -------  --------  --------
  Rest of World....................................       5%       10%       15%
                                                    -------  --------  --------
                                                        100%      100%      100%
                                                    =======  ========  ========

  The Company is directing its efforts and resources to expand its core competencies in manufacturing and distribution by growing the manufacturing base globally while capitalizing on the aftermarket distribution network. Some of the growth in connection with the new strategy is expected to come through acquisitions, which the Company will be exploring on an ongoing basis.

OPERATING DIVISIONS

  The Company's integrated operations are conducted under three operating units corresponding to major product areas: Powertrain Systems, Sealing Systems and General Products. The operating units and the products associated with each are described as follows:

  POWERTRAIN SYSTEMS products are used primarily in automotive, light truck, heavy duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. These components consist primarily of engine bearings, bushings, washers, large bearings, pistons, piston pins, rings, liners and ignition products. Powertrain Systems sales accounted for 42% of the Company's total sales for 1998. Powertrain Systems products are marketed under the brand names Federal-Mogul(R), Glyco(R), AE Goetze(R), Sterling(R), Champion(R), PowerPath (R), and Belden (R).

  SEALING SYSTEMS products are used in automotive, light truck, heavy-duty diesel, agricultural, off-highway, marine, railroad, high performance and industrial applications. These components consist of dynamic seals, gaskets and wiper blades. Sealing Systems sales accounted for 20% of the Company's total sales for 1998. Sealing Systems products are marketed under the brand names National(R), Mather(R), STS(R), Redi-Seal(R), Redi-Sleeve(R), Unipiston(R), Engine Seal(R), Fel-Pro(R), Payen(R), McCord (R) and Anco (R).

  GENERAL PRODUCTS includes camshafts, brake and friction products, sintered products, systems protection products, fuel systems components, lighting products, chassis products, and heat transfer products. General Products' sales accounted for 37% of the Company's total sales in 1998. General Products are marketed under the brand names Weyburn-Bartel(R), Weyburn-Lydmet(R), Brico(R), Sintertech(R), Bentley-Harris(R), Silverton(R), FHE(R), Connoisseur Auto Air Conditioning(R), Carter(R), Signal-Stat(R), Abex(R), Blazer(R), Zanxx(R), Moog(R), Precision(R) and Wagner(R).

CUSTOMERS

  Federal-Mogul markets its products to many of the world's major OE manufacturers. Federal-Mogul also manufactures and supplies its products and related parts to aftermarket customers for each category of equipment described above. Among Federal-Mogul's largest customers are Auto Value, BMW, CarQuest, Caterpillar, Cummins, DaimlerChrysler, Fiat, Ford, General Motors, LucasVarity, NAPA, Peugeot, PSA, Renault and Volkswagen/Audi.

ORIGINAL EQUIPMENT

  The Company supplies OE customers with a wide variety of precision engineered parts including engine bearings, oil seals, fuel system components, lighting products, and pistons. The Company manufactures all of the products that it sells to OE customers.

  The Company's OE customers consist primarily of automotive and heavy-duty vehicle customers as well as farm and industrial equipment manufacturers, agricultural, off-highway, marine, railroad, high performance and industrial applications. The Company has well established relationships with substantially all major North American and European automotive OE manufacturers, some pre-existing and others resulting from the acquisitions of T&N, Cooper Automotive and Fel-Pro. In 1998, approximately 14% of the Company's net sales were to the three major automotive manufacturers in the United States, with General Motors Corporation accounting for approximately 6% of the Company's net sales, Ford Motor Company accounting for approximately 6% of the Company's net sales and DaimlerChrysler accounting for approximately 2% of the Company's net sales. In addition, the Company sells OE products to most of the major automotive manufacturers headquartered outside the United States. Management believes there are additional system opportunities with OE manufacturers in the Asia-Pacific and Latin American regions. In addition, management believes that the acquisitions of T&N, Cooper Automotive and Fel-Pro have positioned Federal-Mogul to take advantage of developing OE customer demand for single supplier systems and modules in the future, particularly in light of Federal-Mogul's global reach and capabilities.

AFTERMARKET

  Federal-Mogul's domestic customers include independent warehouse distributors who redistribute products to local parts suppliers called jobbers, industrial bearing distributors, distributors of heavy duty vehicular parts, engine rebuilders and retail parts stores. The breadth of Federal-Mogul's product lines together with the strength of its brand names and sales force, are central to the Company's aftermarket operations. Internationally, the Company sells aftermarket products to jobbers, local retail parts stores and independent warehouse distributors.

RESEARCH AND DEVELOPMENT

  The Company's expertise in engineering and research and development ensures that the latest technologies, processes and materials are considered in solving problems for customers and bringing new, innovative product to market. Federal-Mogul provides its customers with real-time engineering capabilities and design development in their home countries. Technological activities are conducted at facilities Federal-Mogul acquired from T&N including, in particular, its central technical center at Cawston, England, its facility at Burscheid, Germany and its technical center at Plymouth, Michigan and at Fel-Pro's facilities in Skokie, Illinois as well as at Federal-Mogul's major pre-existing technological centers, in Ann Arbor, Michigan, Logansport, Indiana, Malden, Missouri, and Wiesbaden, Germany. Each of the Company's operating units is engaged in various engineering, research and development efforts working side by side with customers to develop custom solutions unique to their needs.

  Total expenditures for research and development activities were approximately $85.0 million in 1998, $13.1 million in 1997 and $14.4 million in 1996. Expenditures for research and development have increased due to the acquisitions of T&N, Cooper Automotive and Fel-Pro.

RECENT ACQUISITIONS AND DIVESTITURES

 Acquisitions

  In February 1998, the Company acquired Fel-Pro, Incorporated and certain affiliated entities, which constitute the operating businesses of the Fel-Pro group of companies ("Fel-Pro"), a privately owned automotive parts manufacturer for total consideration of approximately $722 million. Fel-Pro is a premier gasket manufacturer for the North American aftermarket and OE heavy-duty market.

  In March 1998, the Company acquired T&N plc ("T&N"), a U.K.-based supplier of engine and transmission products for a total purchase price of approximately $2.4 billion. T&N manufactures and supplies high technology engineered automotive components and industrial materials including pistons, friction products, bearings, systems protection, camshafts and sealing products.

  In October 1998, the Company acquired Cooper Automotive for an initial purchase price of approximately $1.9 billion. Cooper Automotive is a leading supplier of aftermarket parts for repair and maintenance and serves OE automotive manufacturers worldwide. Cooper Automotive is a premier provider of leading brand name automotive products to the aftermarket and OE market.

  Management believes that Federal-Mogul's acquisitions of Fel-Pro, T&N and Cooper Automotive will:

  .establish the Company as a highly competitive Tier I worldwide automotive supplier ;

  .expand the Company's manufactured product portfolio to offer systems and modules;

  .enhance the Company's position as a global supplier of engine and transmission parts;

  . reinforce the Company's ability to provide a high quality service to both its original equipment and aftermarket customers;

  .extend the Company's international presence and accelerate its worldwide aftermarket growth; and

  .broaden the Company's brake/friction and ignition system capabilities.

  In December 1998, the Company acquired Glockler Dichtsysteme Gunter Hemmrich GmbH, a German manufacturer of rubber sealing components and acoustic decoupling for valve covers, intake manifolds and oil pans with annual sales of approximately $40 million.

  In January 1999, the Company completed the acquisition of Tri-Way Machine Limited, a privately owned manufacturer of machines and machining systems for the world's metal cutting industry headquartered in Windsor, Ontario, Canada with annual sales of approximately $35 million.

  In January 1999, the Company announced an agreement to acquire the piston division of Alcan Deutschland GmbH in Germany, a subsidiary of Alcan Aluminum Ltd. in Canada. Alcan's piston division manufactures high quality pistons for passenger cars and commercial vehicles under the highly regarded Nural (R) brand name. The piston division employs approximately 1,100 people with annual sales of approximately $150 million. The transaction is subject to regulatory approval and is expected to close in the second quarter of 1999.

  In January 1999, the Company completed its acquisition of two camshaft-machining plants from Crane Technologies Group, Inc. to expand the capacity of its automotive products lines. The two plants located in Orland, Indiana and Jackson, Michigan employ approximately 230 people and have annual sales of approximately $36 million.

  In addition, the Company increased it's ownership to 100% in it's Summerton, South Carolina gasket manufacturing plant and also increased its ownership in KFM Bearing Company Ltd., a Korean joint venture with Kukje Special Metal Co., from 30% to 87%. In addition, the Company acquired Bimet, a Polish Manufacturer of engine bearings, bushings and related products. The Company also increased its ownership from 50.6% to 100% in T&N Holdings Limited located in South Africa.

 Divestitures and Closings

  In February 1998, the Company sold its minority interest in Dichtungstechnik
G. Bruss GmbH & Co. KG, a German manufacturer of seals and gaskets. As part of this transaction, the Company increased its ownership in a related U. S. partnership to 100%.

  In July 1998, the Company sold the Fel-Pro Chemical business to Loctite Corporation, a part of Henkel KgaA, a global specialist in applied chemistry headquartered in Dusseldorf, Germany for $57 million.

  In December 1998, Federal-Mogul sold T&N's thin wall and dry bearings operations and certain other engine hard part assets to Dana Corporation for a purchase price of $430 million. Furthermore, the Company also expects to realize additional net proceeds of approximately $13 million for the collection of receivables of the businesses sold.

  Net proceeds to the Company from the 1998 divestitures were subsequently used to pay down debt.

OTHER ACTIVITIES

  In January 1999, the Company issued $1.0 billion of bonds ("Notes"), $400,000,000 of which were 7 3/8% Notes due 2006, and $600,000,000 of which were 7 1/2% Notes due 2009. The Notes, exempt from registration in reliance on Rule 144A under the Securities Act, were initially sold to a syndicate of underwriters led by Merrill Lynch & Co. and Chase Securities Inc. each of whom agreed to offer or sell such Notes only to qualified institutional buyers in reliance on to Rule 144A under the Securities Act; to non U.S. persons in reliance on Regulation S of the Securities Act; and to a limited number of institutional accredited investors pursuant to Regulation D of the Securities Act. Net proceeds to the Company, after paying underwriters' discounts of 1.5% on the 7 3/8% Notes and 1.65% on the 7 1/2% Notes, were used to refinance bank indebtedness. The Company will file, within 180 days of the date of issuance of the Notes, a registration statement under the Securities Act to exchange the Notes for new notes of the Company with substantially identical terms, and cause the exchange offer to be competed with 270 days after the date of the original issuance of the Notes.

SUPPLIERS

  Federal-Mogul sells its manufactured parts as well as parts manufactured by other manufacturers to the aftermarket. The products not manufactured by Federal-Mogul are supplied by numerous companies. In 1998, no outside supplier of the Company provided products that accounted for more than 5% of the Company's net sales.

EMPLOYEE RELATIONS

  On December 31, 1998, the Company had approximately 54,350 full-time employees, of whom approximately 25,500 were employed in the United States.

  Approximately 36% of the Company's United States employees and approximately 55% of the Company's foreign employees are represented by various unions. Each of the Company's unionized manufacturing facilities has its own contract with its own expiration date, and as a result, no contract expiration date affects more than one facility. The Company believes its labor relations to be good.

ENVIRONMENTAL REGULATIONS

  The Company's operations, in common with those of industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environment control activities did not have a material impact on the Company's financial position or results of operations in 1998 and are not expected to have a material impact on the Company's financial position or results of operations in 1999 or 2000.

RAW MATERIALS

  The Company does not normally experience supply shortages of raw materials. Certain of the Company's relationships with its long-term suppliers are contractual. No outside supplier of the Company provides more than 5% of products purchased.

Backlog

  The majority of the Company's products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. For products supplied by outside suppliers, the Company generally purchases products from more than one source. The Company expects to be capable of handling the anticipated 1999 sales volumes.

Patents and Licenses

  The Company is committed to protecting its technology investments and market share through an active and growing international patent portfolio. The international patent portfolio is composed of a large number of foreign (non U.S.) and U.S. patents and pending patent applications which relate to a wide variety of products and processes. In the aggregate, the Company's international patent portfolio is of material importance to its business; however, the Company does not consider any international patent or group of international patents relating to a particular product or process to be of material importance when judged from the standpoint of the business as a whole.

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

  Detailed results of operations and assets by geographic area for each of the years ended December 31, 1998, 1997 and 1996 appear in Note 19 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Executive Officers of the Registrant

  The executive officers of the Company are its elected officers, other than its assistant officers. Set forth below are the names, ages, positions and offices held, and a brief account of the business experience during the past 5 years of each executive officer.

  Richard A. Snell, (57). Chairman of the Board and Chief Executive Officer of Federal-Mogul Corporation. Mr. Snell has served as Chairman of the Board, Chief Executive Officer and a director of the Corporation since November 1996. He also served as President from November 1996 to February 1998. Mr. Snell was previously employed by Tenneco, Inc., from November 1987 to November 1996, most recently having served as President and Chief Executive Officer of Tenneco Automotive from September 1993, until he was employed by the Company. Mr. Snell is also a member of the Board of Directors of Schneider National, Inc.

  Alan R. Begg (44). Vice President--Technology since February 1998. Prior thereto, Mr. Begg served as Managing Director of T&N Technology and was a member of the T&N Management Committee from 1993 to February 1998. He first became an executive officer in 1998.

  DAVID A. BOZYNSKI (44). Vice President and Treasurer since May 1996. Prior thereto, Mr. Bozynski was employed by Unisys Corporation as Vice President and Assistant Treasurer from October 1994 to April 1996; and Vice President, Finance--Lines of Business from April 1993 to September 1993. He first became an executive officer in 1996.

  CHARLES B. GRANT (54). Vice President--Corporate Development since December 1992; and Vice President and Controller from May 1988 to December 1992. He first became an executive officer in 1985.

  ALAN C. JOHNSON (50). Executive Vice President--Powertrain Systems since February 1998. Mr. Johnson has been with Federal-Mogul since 1970, serving as Executive Vice President responsible for Federal-Mogul's worldwide manufacturing and international aftermarket operations from January 1997 to February 1998; President--Operations from January 1995 to January 1997; and Vice President and President--Powertrain Operations--Americas from 1993 to January 1995. He first became an executive officer in 1993.

  RICHARD P. RANDAZZO (55). Senior Vice President--Human Resources since February 1999 and Vice President-Human Resources since January 1997. Prior thereto, Mr. Randazzo was employed by Nextel Communications, Inc. as Senior Vice President--Human Resources from December 1994 to December 1996; and Senior Vice President, Human Resources--Americas Region of Asea Brown Boveri, Inc., from December 1990 to December 1994. He first became an executive officer in 1997.

  THOMAS W. RYAN (52). Executive Vice President since March 1998 and Chief Financial Officer since February 1997. Prior thereto, Mr. Ryan was employed by Tenneco Automotive, a division of Tenneco, Inc. as Chief Financial Officer from January 1995 to February 1997; and Vice President, Treasurer and Controller of A. O. Smith Corporation from March 1985 to January 1995. He first became an Federal-Mogul executive officer in 1997.

  WILHELM A. SCHMELZER (58). Executive Vice President--Sealing Systems since February 1998. Since joining Federal- Mogul in 1969, Mr. Schmelzer has served as Vice President and Group Executive--Engine and Transmission Products from April 1995 to February 1998; and Vice President and Group Executive--Engine and Transmission Products--Europe from January 1992 to April 1995. He first became an executive officer in 1992.

  KENNETH P. SLABY (47). Vice President and Controller since April 1996. Prior thereto, Mr. Slaby held various positions at General Electric Company for 23 years, including Manager--Financial Operations for the global silicones business from November 1990 to April 1996. He first became an executive officer in 1996.

  FRANK TOMES (56). Executive Vice President--General Products since February 1998. Prior thereto, Mr. Tomes served as Chief Executive--Composites and Camshafts Group of T&N plc from January 1996 to February 1998; and Chief Executive of T&N's Industrial Products and Materials Group. He first became an executive officer in 1998.

  GORDON A. ULSH (53). President and Chief Operating Officer since February 1999. Prior thereto, Mr. Ulsh served as Executive Vice President--Worldwide Aftermarket since October 1998. He previously served in a number of positions at Cooper Automotive including President of the Cooper Automotive Division; Executive Vice President of Operations for the automotive products segment of Cooper Industries; Vice President of Operations, North America for Cooper Automotive; and Vice President and General Manager of Wagner Lighting. He first became an executive officer in 1998.

  JAMES J. ZAMOYSKI (51). Senior Vice President, General Counsel and Secretary since February 1999; Vice President--Strategic Planning from June 1997 to February 1999; Vice President and General Manager, April 1995 to June 1997; Worldwide Aftermarket Operation--International, November 1993 to April 1996. He first became an executive officer in 1980.

  Generally, officers of the Company are elected at the time of the Annual Meeting of Shareholders, but the Board of Directors of the Company may also appoint officers at various other times during the year. Each officer holds office until his or her successor is elected or appointed or until his or her resignation or removal.

ITEM 2. PROPERTIES.

  The Company conducts its business from its World Headquarters complex in Southfield, Michigan, which is leased pursuant to a sale/leaseback arrangement. The principal manufacturing and other materially important physical properties of the Company at December 31, 1998, are listed below. All properties are owned in fee except where otherwise noted.

  At December 31, 1998, the Company had 474 manufacturing, distribution and sales and administration office facilities worldwide. Approximately 50% of the facilities are leased, and the majority of which are distribution, sales and administration offices. The Company owns the remainder of the facilities.

                                                                     REST
                                                       NORTH          OF
                  TYPE OF FACILITY                    AMERICA EUROPE WORLD TOTAL
                  ----------------                    ------- ------ ----- -----
Manufacturing........................................    90     71     66   227
Distribution.........................................   105     43     20   168
Sales and Administration Offices.....................    29     28     22    79
                                                        ---    ---    ---   ---
Total................................................   224    142    108   474
                                                        ===    ===    ===   ===

  The facilities range in size from approximately 1,700 square feet to 1,143,000 square feet. Management believes substantially all of the Company's property and equipment is in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs. No facility is materially underutilized, except for those being sold or closed in the normal course of business.

ITEM 3.  LEGAL PROCEEDINGS

  In the United States, the Company's United Kingdom subsidiary, T&N Ltd., and two of T&N's United States subsidiaries (the "T&N Companies") are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and to property damage litigation in the United States based upon asbestos products allegedly installed in buildings. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many such claims may be made nor the expenditure which may arise therefrom. As of December 31, 1998, the Company has provided approximately $1.3 billion as its best estimate for future costs related to resolving asbestos claims. The Company estimates claims will be filed and paid in excess of the next 20 years. This estimate is based in part on recent and historical claims experience, medical information and the current legal environment.

  As of December 31, 1998, the T&N Companies had approximately 105,000 claims pending. During 1998, approximately 85,000 new claims were filed and 54,000 claims were settled, dismissed or otherwise resolved. In addition to the pending cases above, the T&N Companies have approximately 41,000 claims that have been settled but will be paid over time. There are a number of factors that could affect the settlement costs into the future, including but not limited to: changes in legal environment; possible insolvency of co-defendants; and the establishment of an acceptable administrative (non-litigation) claims resolution mechanism.

  As of December 31, 1998, T&N is one of a large number of defendants named in three pending property damage cases pending in two jurisdictions. Provision has been made in the asbestos reserve for anticipated expenditures in relation to such cases.

  The $1.3 billion total provision held for the T&N Companies is comprised of an estimate for known claims (pending and settled but not paid) and possible future claims (IBNR). As of December 31, 1998, the $1.3 billion total provision is comprised of approximately $460 million related to known claims and approximately $840 million related to IBNR claims.

  In arriving at the IBNR provision, assumptions have been made regarding the total number of claims which it is anticipated may be received in the future, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims and the timing of settlement and, in the United Kingdom, the level of subrogation claims brought by insurance companies.

  The T&N Companies have appointed the Center for Claims Resolution (CCR) as their exclusive representative in relation to all asbestos-related personal injury claims made against the T&N Companies in the United States. The CCR provides to its 20 member companies a litigation defense, claims-handling and administration service in respect to United States asbestos-related disease claims. Pursuant to the CCR Producer Agreement, T&N is entitled to appoint a representative as one of the five voting directors on the CCR's Board of Directors. Members of the CCR contribute towards indemnity payments in each claim in which the member is named. Contributions to such indemnity payments are calculated on a case-by-case basis according to sharing agreements among the CCR's members.

  In 1996, T&N purchased a (Pounds)500 million (approximately $845 million at the insurance agreement exchange rate of $1.69/(Pounds)) layer of insurance which will be triggered should the aggregate amount of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed (Pounds)690 million (approximately $1,166 million at the $1.69/(Pounds) exchange rate). The Company's reserve for claims filed after June 30, 1996 approximates the trigger point of the insurance.

  The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded at this time that there is little risk of the reinsurers not being able to meet their obligation to pay, should the claims filed after June 30, 1996 exceed the (Pounds)690 million trigger point.

  While management believes that reserves are appropriate for anticipated losses arising from T&N's asbestos-related claims, given the nature and complexity of the factors affecting the estimated liability, the actual liability may differ. No absolute assurances can be given that T&N will not be subject to material additional liabilities and significant additional litigation relating to asbestos. In the possible, but unlikely, event that such liabilities exceed the reserves recorded by the Company and the additional (Pounds)500 million of insurance coverage, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected. The T&N Companies reserves will be reevaluated periodically as additional information becomes available.

  The Company also is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. Fel-Pro has been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products sold to ship owners. In addition, subsidiaries of Cooper Automotive have been named as defendants in a number of product liability cases involving asbestos, primarily involving friction products. The Company is defending all such claims vigorously and believes that it, Fel-Pro and the Cooper Automotive subsidiaries have substantial defenses to liability and adequate insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company, Fel-Pro and the Cooper Automotive subsidiaries as of December 31, 1998, will not have a material effect on the Company's financial position. At December 31, 1998, approximately $20 million in related reserves have been provided in respect of the possible uninsured portion of the expenditures on asbestos claims pending against the Company, Fel-Pro and the Cooper Automotive subsidiaries.

  For information respecting lawsuits concerning environmental matters to which the Company is a party, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation and Environmental Matters".

  There were no material legal proceedings that were terminated during the fourth quarter of 1998.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's common stock is listed on the New York Stock Exchange under the trading symbol FMO. The approximate number of shareholders of record of the Company's common stock at March 30, 1999 was 20,527 . The following table sets forth the high and low sales prices of the Company's common stock for each calendar quarter as reported on the New York Stock Exchange-Composite Tape for the last two years:

                                                         1998          1997
                                                     ------------- -------------
                                                      HIGH   LOW    HIGH   LOW
                      QUARTER                        ------ ------ ------ ------
First............................................... $54.37 $39.00 $26.75 $21.63
Second.............................................. $69.25 $52.62 $35.38 $24.50
Third............................................... $72.00 $46.62 $39.94 $32.75
Fourth.............................................. $63.00 $33.00 $47.63 $36.75

  The closing price of the Company's common stock as reported on the New York Stock Exchange-Composite Tape on March 30, 1999 was $45.125.

  Quarterly dividends of $.12 per common share were declared for the first quarter of 1998 and during 1997 and 1996. In May 1998, the Company's Board of Directors reduced the quarterly dividend of $.12 per common share and subsequently declared cash dividends payable in the second, third and fourth quarters of 1998 in the amount of $.0025 per share of common stock. The Company, consistent with its growth strategy, intends to retain future earnings in the business and therefore anticipates paying dividends at a comparable level in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
  The following table presents information from the Company's consolidated financial statements for the five years ended December 31, 1998. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the "Financial Statements and Supplementary Data."

                            1998          1997          1996          1995          1994
                            ----          ----          ----          ----          ----
                           (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT
 OF OPERATIONS DATA
Net sales...............  $ 4,468.7     $ 1,806.6     $ 2,032.7     $ 1,999.8     $ 1,889.5
Costs and expenses......   (4,266.9)(1)  (1,703.7)(2)  (2,258.0)(3)  (2,000.7)(4)  (1,795.5)
Other expense...........      (16.3)         (3.4)         (3.4)         (2.4)         (2.5)
Income tax (expense)
 benefit................      (93.6)        (27.5)         22.4          (2.5)        (31.8)
                          ---------     ---------     ---------     ---------     ---------
Net earnings (loss)
 before extraordinary
 items..................       91.9          72.0        (206.3)         (5.8)         59.7
Extraordinary items --
  loss on early
 retirement of debt, net
 of applicable income
 tax benefit............      (38.2)         (2.6)           --            --            --
                          ---------     ---------     ---------     ---------     ---------
Net earnings (loss).....  $    53.7     $    69.4     $  (206.3)    $    (5.8)    $    59.7
                          =========     =========     =========     =========     =========
COMMON SHARE SUMMARY
 (DILUTED)
Average shares and
 equivalents outstanding
 (in thousands).........     53,748        41,854        34,659        34,642        41,800
Earnings (loss) per
 share:
 Before extraordinary
  items.................  $    1.67     $    1.67     $   (6.20)    $    (.42)    $    1.38
 Extraordinary items --
   loss on early
  retirement of debt,
  net of applicable
  income tax benefit....       (.71)         (.06)           --            --            --
                          ---------     ---------     ---------     ---------     ---------
Net earnings (loss) per
 share..................  $     .96     $    1.61     $   (6.20)    $    (.42)    $    1.38
                          =========     =========     =========     =========     =========
Dividends declared per
 share..................  $   .1275     $     .48     $     .48     $     .48     $     .48
                          =========     =========     =========     =========     =========
CONSOLIDATED BALANCE
 SHEET DATA
Total assets............  $ 9,940.1     $ 1,802.1     $ 1,455.2     $ 1,701.1     $ 1,481.7
Short-term debt(5)......      211.0          28.6         280.1         111.9          74.0
Long-term debt..........    3,130.7         273.1         209.6         481.5         319.4
Company-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trust
 holding
 solely convertible
 subordinated debentures
 of the Company.........      575.0         575.0            --            --            --
Shareholders' equity....    1,986.2         369.3         318.5         550.3         588.5
OTHER FINANCIAL
 INFORMATION
Net cash provided from
 (used by) operating
 activities.............  $   325.5     $   215.7     $   149.0     $   (34.7)    $    24.3
Expenditures for
 property, plant,
 equipment and other
 long-term assets.......      228.5          49.7          54.2          78.5          74.9
Depreciation and
 amortization expense...      228.0          51.5          61.9          59.2          54.6

-----------------
(1) Includes a $7.3 million net restructuring charge, a $19.0 million net charge for adjustment of assets held for sale and other long-lived assets to fair value, an $18.6 million charge for purchased in-process research and development, a $22.4 million charge for integration costs, and a $13.3 million net gain related to the British pound currency option and forward contract.
(2) Includes a $1.1 million net restructuring credit, a $2.4 million charge for adjustment of assets held for sale and other long-lived assets to fair value, a $1.6 million credit for reengineering and other related charges, and a $10.5 million charge related to the British pound currency option and forward contract.
(3) Includes a $57.6 million restructuring charge, a $151.3 million charge for adjustment of assets held for sale and other long-lived assets to fair value, and $11.4 million relating to reengineering and other related charges.
(4) Includes a $26.9 million restructuring charge, a $51.8 million charge for adjustment of assets held for sale and other long-lived assets to fair value, and $13.9 million relating to reengineering and other related charges.
(5)Includes current maturities of long-term debt (see Note 6 to the consolidated financial statements).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Federal-Mogul is a leading global manufacturer and distributor of a broad range of vehicular components for automobiles and light trucks, heavy-duty trucks, farm and construction vehicles and industrial products. The Company's principal customers include many of the world's major original equipment (OE) manufacturers of such vehicles and industrial products. The Company also manufactures and supplies its products and related parts to the aftermarket.

Acquisitions

  In 1998, the Company acquired T&N plc (T&N), the automotive division of Cooper Industries, Inc. (Cooper Automotive), Fel-Pro, Incorporated and certain affiliated entities, which constitute the operating businesses of the Fel-Pro group of companies (Fel-Pro), and various other acquisitions. For certain acquisitions, principally Cooper Automotive, the purchase price allocation may be adjusted as further information becomes available. Goodwill recognized in connection with these transactions, which were accounted for as purchases, is being amortized on a straight-line basis over 40 years.

T&N

  In March 1998, the Company acquired T&N, a manufacturer based in Manchester, England, for consideration (including direct costs of the acquisition) of approximately $2.4 billion. The Company also assumed cash of approximately $185 million and debt of approximately $745 million.

  T&N manufactures and supplies high technology engineered automotive components and industrial materials. In 1997, T&N had sales of approximately (Pounds)1.8 billion ($2.9 billion at the 1997 average exchange rate) with about 80% of such sales relating to the global automotive industry. At the time of its acquisition, T&N's major product lines consisted of piston products, bearings, friction products, composites and camshafts (incorporating sintered products) and sealing products servicing OE customers and the aftermarket. T&N operated in approximately 200 locations in 24 countries, employed over 28,000 people worldwide and served customers globally. T&N's operations included technical centers in the United Kingdom, Germany and North America.

Cooper Automotive

  In October 1998, the Company acquired Cooper Automotive, headquartered in St. Louis, Missouri, for initial consideration of approximately $1.9 billion. Cooper Automotive is a leading supplier of aftermarket parts for repair and maintenance and serves OE automobile manufacturers worldwide. In 1997, Cooper Automotive had sales of approximately $1.9 billion. At the time of the acquisition, Cooper Automotive's principal products consisted of brakes and friction, lighting, chassis parts, ignition and wiper blades. Cooper Automotive employed approximately 14,500 employees in 63 locations.

Fel-Pro

  In February 1998, the Company acquired Fel-Pro, a privately owned gasket manufacturer headquartered in Skokie, Illinois, for total consideration of approximately $722 million, which included 1,030,325.6 shares of Federal-Mogul Series E Stock with an imputed value of $225 million and approximately $497 million in cash.

  Fel-Pro is a leading gasket manufacturer for the North American aftermarket and the OE heavy-duty market. In 1997, Fel-Pro had sales of approximately $500 million. At the time of the acquisition, Fel-Pro's primary product lines consisted of gaskets, heavy-duty diesel engine products, diesel products, high performance gaskets and other equipment and chemical products. Fel-Pro employed approximately 2,700 employees in 16 locations.

Other Acquisitions

  During 1998, the Company acquired other complementary businesses and increased its ownership in certain joint ventures in order to expand its manufacturing and distribution capabilities. In the first quarter of 1998, the Company increased its ownership to 100% in its Summerton, South Carolina gasket manufacturing plant and also increased its ownership in KFM Bearing Company Ltd., a Korean joint venture with Kukje Special Metal Co., from 30% to 87%. In addition, the Company acquired Bimet, a Polish manufacturer of engine bearings, bushings and related products. During the fourth quarter of 1998, the Company acquired Tri-Way Machine Limited, a Canadian manufacturer of machining systems for the metal-cutting industry and Glockler Dichtsysteme Gunter Hemmrich GmbH, a manufacturer of rubber sealing components and acoustic decoupling for valve covers, intake manifolds and oil pans. Additionally, the Company increased its ownership from 50.6% to 100% in T&N Holdings Limited located in South Africa.

Rationalization of Acquired Businesses

  In connection with the T&N, Cooper Automotive and Fel-Pro acquisitions in 1998, the Company recognized $216.8 million as acquired liabilities related to the rationalization and integration of acquired businesses. The rationalization reserves provide for $180.0 million and $36.8 million in severance and exit costs, respectively, and were recorded as a component of goodwill in the purchase price allocation.

  The components of the integration plan include: closure of certain manufacturing facilities worldwide; relocation of highly manual manufacturing product lines to lower cost regions or more suitable locations; consolidation of overlapping manufacturing, technical and sales facilities and joint ventures; consolidation of overlapping aftermarket warehouses; consolidation of aftermarket marketing and customer support functions; and streamlining of administrative, sales, marketing and product engineering staffs worldwide. An anticipated result of the integration plan and the restructuring will be a reduction of approximately 5,300 full-time employees.

  The Company paid $61.6 million related to these rationalization reserves in 1998.

Divestitures of Acquired Businesses

  In connection with securing regulatory approvals for the acquisition of T&N, the Company executed an Agreement Containing Consent Order with the Federal Trade Commission on February 27, 1998. Pursuant to this agreement, the Company divested of the T&N Bearings Business and provided for independent management of those assets pending such divestiture. The agreement stipulated that the T&N Bearings Business be maintained as a viable, independent competitor of the Company and that the Company not attempt to direct the activities of, or exercise control over, the T&N Bearings Business or have contact with the T&N Bearings Business outside of normal business activities.

  On December 18, 1998, the Company completed the sale of the T&N Bearings Business, consisting of the Glacier Vandervell Bearings Group and the AE Clevite North American non-bearing aftermarket engine hard parts business, to Dana Corporation for $430 million. These proceeds were subsequently used to pay down debt. Furthermore, the Company also expects to realize additional net proceeds of approximately $13 million from the collection of receivables of the business sold. Prior to the sale of the T&N Bearings Business to Dana Corporation, a portion of the business was sold for approximately $12 million in August 1998.

  In July 1998, the Company sold the Fel-Pro Chemical Business to Loctite Corporation, a part of Henkel KGaA, a global specialist in applied chemistry headquartered in Dusseldorf, Germany, for $57 million.

  Operating results for the T&N Bearings and Fel-Pro Chemical Businesses (which include interest expense of $30 million relating to the holding costs of the businesses) have been excluded from the consolidated statement of operations for the year ended December 31, 1998.

Results of Operations

Net Sales

  Sales by operating segment were:

                                                          1998    1997    1996
                                                          ----    ----    ----
                                                          (Millions of Dollars)
   Powertrain Systems................................... $ 1,883 $   782 $   739
   Sealing Systems......................................     925     333     295
   General Products.....................................   1,636     577     665
   Divested Activities..................................      25     115     334
                                                         ------- ------- -------
     Total Sales........................................ $ 4,469 $ 1,807 $ 2,033
                                                         ======= ======= =======

  Powertrain Systems sales increased 141% from 1997 to 1998 primarily due to the acquisitions of T&N and Cooper Automotive. Excluding the impact of these and other acquisitions, sales decreased 3% due to lower aftermarket sales and the impact of foreign exchange rate fluctuations, partially offset by certain original equipment volume increases. Sales in the aftermarket were impacted by an overall decrease in the engine parts market size due to improved original equipment quality, and the bankruptcy of a major customer in North America.

  Sealing Systems sales increased 178% from 1997 to 1998 primarily due to the acquisitions of T&N, Cooper Automotive and Fel-Pro. Taking out the impact of these acquisitions, sales were essentially flat. Original equipment sales increased slightly due to certain model volume increases while aftermarket sales decreased primarily due to the bankruptcy of a major customer in North America.

  General Products sales increased 184% from 1997 to 1998 primarily due to the acquisitions of T&N and Cooper Automotive. Excluding the impact of these acquisitions, sales decreased 4% primarily due to the impact of foreign exchange rates and the bankruptcy of a major customer in the North American aftermarket, slightly offset by certain original equipment volume increases.

Operational EBIT

  The accounting policies of the business segments are consistent with those described in Note 1, "Accounting Policies." Operational EBIT is defined as Operational Earnings before certain nonrecurring items (such as certain purchase accounting adjustments and integration costs associated with new acquisitions), interest and income taxes.

                                                        1998     1997    1996
                                                        ----     ----    ----
                                                        (Millions of Dollars)
   Powertrain Systems................................. $   223  $    68 $    75
   Sealing Systems....................................     133       26       9
   General Products...................................     154       44      31
   Divested Activities................................      (8)       1     (22)
                                                       -------  ------- -------
     Operational EBIT................................. $   502  $   139 $    93
                                                       =======  ======= =======

  Operational EBIT in Powertrain Systems increased 228% in 1998 from 1997 due to the increase in sales noted above, as well as the streamlining of product engineering costs and the implementation of Federal-Mogul's constraint management programs across the combined companies.

  Sealing Systems 1998 operational EBIT rose 412% as compared to 1997 due to higher sales, reduced administrative costs and material sourcing savings as a result of the acquisitions.

  General Products operational EBIT in 1998 increased 250% versus 1997 due to increased sales, material sourcing savings and implementation of constraint management practices as a result of the acquisitions.

Purchased In-Process Research and Development Charge

  In connection with the T&N acquisition, the Company recognized an $18.6 million charge in 1998 associated with the estimated fair value of purchased in-process research and development for which technological feasibility had not been established and the in-process technology had no future alternative uses.

Restructuring Charges (Credits)

  In 1998, as a result of the T&N, Cooper Automotive and Fel-Pro acquisitions, the Company recognized $16.3 million of restructuring charges related to restructuring the Company's operations in place prior to these acquisitions. The restructuring charges were primarily for employee severance costs, which result from planned terminations in various business operations of the Company. The severance costs were based on the estimated amounts that will be paid to the affected employees pursuant to the Company's workforce reduction policies and certain foreign governmental regulations. The Company anticipates that the actions related to the 1998 restructuring plan will be substantially completed in 1999.

  Also in 1998, the Company recognized restructuring credits of $9.0 million for a reversal of charges recorded in previous years. The Company was able to sell, rather than liquidate, its retail operations in Puerto Rico, causing this reversal.

  Primarily as a result of the amendments to the 1996 restructuring plan, (refer to Note 4, "Restructuring Charges"), the Company's 1997 operating results were increased by $23.1 million for the reversal of previously recognized 1996 and 1995 restructuring charges. Offsetting this reversal was a $22.0 million charge for new 1997 restructuring programs. The net impact on 1997 operations, as a result of the restructuring activities, was a credit of $1.1 million. The 1997 charge includes $3.1 million for exiting certain European aftermarket product lines and the related employment reductions, $6.8 million for termination of certain European administrative and support personnel, $7.5 million for additional exit and severance costs related to the Puerto Rican retail operations, $2.6 million for consolidation and reconfiguration of the North American aftermarket service branch network and $2.0 million for other actions. The Company's 1997 progress and actual implementation of the 1996 restructuring plan resulted in 1997 operating results being increased by $20.8 million for severance and $1.4 million of exit and consolidation costs being reversed.

  In the fourth quarter of 1996, the Company recognized a restructuring charge of $57.6 million for costs associated with employee severance, exit and consolidation costs for 132 international retail operations and 30 wholesale aftermarket operations, rationalization of European manufacturing operations, consolidation of lighting products, consolidation or closure of certain North American warehouse facilities, consolidation of customer support functions in the United States and streamlining of administrative and operational staff functions worldwide. The charge consists of $22.7 million for the sale of 132 international retail aftermarket and 30 wholesale aftermarket operations, $14.7 million for corporate employee severance costs, $7.7 million for the rationalization of European manufacturing operations, $5.3 million for consolidation or closure of certain North American warehouse facilities, $2.8 million for consolidation of customer support functions in the United States, $2.5 million for closure of the Leiters Ford facility and $1.9 million for other miscellaneous actions, including the consolidation of the European aftermarket management function into the European manufacturing headquarters.

Reengineering and Other Related Charges (Credits)

  In 1996, the Company initiated an extensive effort to strategically review its businesses and focus on its competencies of manufacturing, engineering and distribution. As a result of this process, the Company recognized a charge of $11.4 million for professional fees and personnel costs related to the strategic review of the Company and changes in management and related costs. Operating results for 1997 include a credit of $1.6 million relating to the reversal of certain 1996 reengineering and other related charges, as the actual costs were less than the initial estimates.

Adjustment of Assets Held for Sale and Other Long-Lived Assets to Fair Value

  In 1998, the Company decided to sell its subsidiary, Bertolotti Pietro e Figli, S.r.l. (Bertolotti), an Italian aftermarket operation. The carrying value of Bertolotti's long-lived assets was reduced to fair value based on estimates of selling values, less costs to sell, calculated using multiples of earnings similar to recent automotive industry transactions in Italy. The Company recognized a $20.0 million charge primarily associated with the write-down of Bertolotti's assets to the estimated fair value.

  Also in 1998, the Company recognized a $1.0 million benefit associated with the sale of certain international retail assets previously written down to their realized fair value.

  In 1997, the Company recognized a charge of $2.4 million to write down certain long-lived assets of the international retail aftermarket to fair value. These assets were sold in 1998 for approximately their adjusted value and no gain or loss was recorded.

  During 1996, management designed a restructuring plan to aggressively improve the Company's cost structure, streamline operations and divest the Company of underperforming assets. As part of this plan, the Company decided to sell 132 international retail aftermarket operations, sell or restructure 30 wholesale aftermarket operations and consolidate a North American manufacturing operation. The carrying value of assets held for sale was reduced to fair value based on estimates of selling values less costs to sell. Selling values used to determine the fair value of assets held for sale were determined using market prices (i.e., valuation multiples) of comparable companies from other 1996 transactions. The resulting adjustment of $148.5 million to reduce assets held for sale to fair value was recorded in the fourth quarter of 1996. The Company has substantially completed the 1996 restructuring plan, selling its South Africa, Australia, Chile and Puerto Rico retail operations during 1997 and 1998. Also in 1996, based upon the final sale, the Company recognized an additional write-down of $2.8 million to the net asset value of the United States ball bearings operations.

Integration Costs

  The Company recognized $22.4 million of integration costs in 1998 in connection with the previously discussed acquisitions. These expenses included such one-time items as brand integration, costs to pack and move productive inventory and fixed assets from one location to another and costs to change the identity of entities acquired.

Interest Expense

  Interest expense increased $170.7 million in 1998 to $204.0 million due to debt financing of the T&N, Cooper Automotive, Fel-Pro and other acquisitions, offset slightly by debt reductions from cash flow generated from operations.

  Interest expense decreased $11.1 million in 1997 to $33.3 million. The decrease was primarily due to a $188 million reduction of debt which resulted from improvements in working capital and the sale of the South African and Australian businesses.

Interest Income

  The increase in interest income of $3.5 million in 1998 to $10.6 million and the increase of $4.2 million in 1997 are due to interest earned on the proceeds of the December 1997 sale of Company-obligated mandatorily redeemable preferred securities, which were used in March 1998 to finance a portion of the T&N acquisition.

International Currency Exchange Losses

  International currency exchange losses increased to $4.7 million in 1998 due primarily to the weakening of the Mexican peso. The decrease of $3.1 million from 1996 to 1997 is due to the 1997 sale of the Turkish operation and a devalued Venezuelan bolivar.

Net (Gain) Loss on British Pound Currency Option and Forward Contract

  In the fourth quarter of 1997, in anticipation of the then-pending T&N acquisition, the Company purchased a British pound currency option for $28.1 million with a notional amount of $2.5 billion. The cost of the option and its change in fair value have been reflected in the results of operations in the fourth quarter of 1997. At December 31, 1997, the Company had recognized a net loss of $10.5 million on the transaction.

  In January 1998, the Company settled the option and recognized an additional loss of $17.3 million.

  Also in January 1998, in anticipation of the then-pending T&N acquisition, the Company entered into a forward contract to purchase (Pounds)1.5 billion for approximately $2.45 billion. As a result of favorable fluctuations in the British pound/United States dollar exchange rate during the contract period, the Company recognized a $30.6 million gain.

  The Company entered into the above transactions to serve as economic hedges for the purchase of T&N. Such transactions, however, do not qualify for hedge accounting under GAAP, and therefore both the loss on the British pound currency option and the gain on the British pound forward contract are reflected in the consolidated statement of operations caption "Net (gain) loss on British pound currency option and forward contract."

Other Expense, net

  The increase in other expense, net, of $12.9 million in 1998 to $16.3 million is due to the expense related to the Company-obligated mandatorily redeemable preferred securities, issued in December 1997, partially offset by an increase in earnings from equity investments acquired in the T&N acquisition and a gain on the divestiture of its minority interest in G. Bruss GmbH & Co. KG.

Income Taxes

  The effective tax rate for 1998 was 50.5% compared to 27.6% in 1997. This difference was primarily due to non-deductible goodwill, the one-time charge for purchased in-process research and development and foreign tax rate differences. The effective tax rate on the loss in 1996 was 9.8% due to losses in foreign countries where no tax benefit was recorded.

  At December 31, 1998, the Company had deferred tax assets, net of a $66.2 million valuation allowance, of $894.0 million and deferred tax liabilities of $842.5 million. The valuation allowance reserve increased from $44.4 million in 1997 to $66.2 million in 1998 due to valuation allowances recorded on net operating loss carryforwards acquired with the acquisitions of T&N, Cooper Automotive and Fel-Pro. Future reductions to these valuation allowances, if any, will be applied to reduce goodwill related to the respective acquisitions.

  The net deferred tax asset of $51.5 million included deferred tax assets of $429.1 million for asbestos liabilities and $165.2 million for postemployment benefit obligations and deferred tax liabilities of $379.4 million and $326.2 million for fixed asset and intangible asset basis differences, respectively. The Company expects to realize the assets and liabilities related to these items over the next 40 years.

Extraordinary Items

  The Company incurred extraordinary losses on the early retirement of debt of $38.2 million and $2.6 million, net of related tax benefits, in 1998 and 1997, respectively.

Liquidity and Capital Resources

Cash Flow Provided from Operating Activities

  Cash flow provided from operating activities was $325.5 million in 1998. Cash flow was generated primarily from operations, a decrease in inventories of $55.9 million and a decrease in accounts receivable of $37.5 million. Partially offsetting these items were payments against the asbestos liability of $89.2 million and restructuring and rationalization payments of $78.0 million.

Cash Flow Used by Investing Activities

  Cash flow used by investing activities was primarily related to the acquisitions of T&N, Cooper Automotive and Fel-Pro, net of proceeds from sales of the T&N Bearings Business and the Fel-Pro Chemical Business. The Company expects to pay approximately $50 million in taxes related to the sale of the T&N Bearings Business during the first quarter of 1999. In addition, capital expenditures of $228.5 million were made for property, plant and equipment to implement process improvements, information technology, replacement of existing machinery and equipment and introductions of new products. Capital expenditures are expected to be approximately $300 million in 1999.

  The Cooper Automotive purchase agreement includes a price adjustment based upon acquired net assets, as defined in the agreement, as of the acquisition date. The Company anticipates that an additional cash payment of approximately $100 million will be paid in 1999.

Cash Flow Provided from Financing Activities

  Cash flow provided from financing activities was primarily from debt issued to fund the acquisitions of T&N, Cooper Automotive and Fel-Pro and the issuance of common stock, partially offset by principal payments on long-term debt. The Company had total debt of $3,341.7 million at December 31, 1998 compared to $301.7 million at December 31, 1997.

  At December 31, 1998, the Company had $400 million available under its revolving credit facility expiring on December 31, 2003. As of December 31, 1998, there were no borrowings outstanding against this facility.

  The Company entered into Senior Credit Agreements in connection with its acquisitions of T&N and Cooper Automotive totaling $4.625 billion and a Senior Subordinated Credit Agreement in connection with its acquisition of T&N of $500 million in 1998. The Senior Credit Agreements had $1.894 billion outstanding at December 31, 1998 with maturities ranging from 1999 through 2005. There were no borrowings outstanding against the Senior Subordinated Credit Agreement at December 31, 1998.

  The Company issued 26.75 million shares of common stock, including 2.1 million shares which were converted to Series E Preferred Stock, in two equity offerings in 1998 generating proceeds of $1.373 billion. Proceeds were used to repay borrowings under the Senior Credit Agreements and Senior Subordinated Credit Agreement.

  The Company issued $1.0 billion of bonds with maturities ranging from six to twelve years, a weighted-average yield of 7.76% and a weighted-average coupon of 7.73% in 1998, and $1.0 billion in bonds with maturities ranging from seven to ten years, a weighted-average yield of 7.53% and a weighted-average coupon of 7.45% in January 1999. Proceeds from these transactions were used to repay borrowings under the Senior Credit Agreements. As a result of the 1999 transaction, the Company will recognize an extraordinary charge in the first quarter of 1999 of approximately $8 million, net of tax, related to early extinguishment of debt.

  On February 24, 1999, the Company entered into a new $1.75 billion Senior Credit Agreement at variable interest rates, which contains a $1.0 billion multicurrency revolving credit facility and two term loan components.

The revolving credit facility has a five-year maturity. The term loan components of $400 million and $350 million mature in five and six years, respectively. The proceeds of this Senior Credit Agreement were used to refinance the prior Senior Credit Agreements entered into in connection with the T&N and Cooper Automotive acquisitions as well as the $400 million multicurrency revolving credit facility related to the T&N acquisition. As a result of these transactions, the Company will recognize an extraordinary charge in the first quarter of 1999 of approximately $15 million, net of tax, related to the early extinguishment of debt.

  The Company believes that cash flows from operations, together with borrowings available under the Company's multicurrency revolving credit facility, will continue to be sufficient to meet its ongoing working capital requirements.

Litigation and Environmental Matters

T&N Asbestos Litigation

  In the United States, the Company's United Kingdom subsidiary, T&N Ltd., and two of T&N's United States subsidiaries (the "T&N Companies") are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and to property damage litigation in the United States based upon asbestos products allegedly installed in buildings. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many such claims may be made nor the expenditure which may arise therefrom. As of December 31, 1998, the Company has provided approximately $1.3 billion as its best estimate for future costs related to resolving asbestos claims. The Company estimates claims will be filed and paid in excess of the next 20 years. This estimate is based in part on recent and historical claims experience, medical information and the current legal environment.

  As of December 31, 1998, the T&N Companies had approximately 105,000 claims pending. During 1998, approximately 85,000 new claims were filed and 54,000 claims were settled, dismissed or otherwise resolved. In addition to the pending cases above, the T&N Companies have approximately 41,000 claims that have been settled but will be paid over time. There are a number of factors that could impact the settlement costs into the future, including but not limited to: changes in legal environment; possible insolvency of co-defendants; and the establishment of an acceptable administrative (non-litigation) claims resolution mechanism.

  As of December 31, 1998, T&N is one of a large number of defendants named in three pending property damage cases pending in two jurisdictions. Provision has been made in the asbestos reserve for anticipated expenditures in relation to such cases.

  The $1.3 billion total provision held for the T&N Companies is comprised of an estimate for known claims (pending and settled but not paid) and possible future claims (IBNR). As of December 31, 1998, the $1.3 billion total provision is comprised of approximately $460 million related to known claims and approximately $840 million related to IBNR claims.

  In arriving at the IBNR provision, assumptions have been made regarding the total number of claims which it is anticipated may be received in the future, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims and the timing of settlement and, in the United Kingdom, the level of subrogation claims brought by insurance companies.

  The T&N Companies have appointed the Center for Claims Resolution (CCR) as their exclusive representative in relation to all asbestos-related personal injury claims made against the T&N Companies in the United States. The CCR provides to its 20 member companies a litigation defense, claims-handling and administration service in respect to United States asbestos-related disease claims. Pursuant to the CCR Producer Agreement, T&N is entitled to appoint a representative as one of the five voting directors on the CCR's Board of Directors. Members of the CCR contribute towards indemnity payments in each claim in which the member is named. Contributions to such indemnity payments are calculated on a case-by-case basis according to sharing agreements among the CCR's members.

  In 1996, T&N purchased a (Pounds)500 million (approximately $845 million at the insurance agreement exchange rate of $1.69/(Pounds)) layer of insurance which will be triggered should the aggregate amount of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed (Pounds)690 million (approximately $1,166 million at the $1.69/(Pounds) exchange rate). The Company's reserve for claims filed after June 30, 1996 approximates the trigger point of the insurance.

  The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded at this time that there is little risk of the reinsurers not being able to meet their obligation to pay, should the claims filed after June 30, 1996 exceed the (Pounds)690 million trigger point.

  While management believes that reserves are appropriate for anticipated losses arising from T&N's asbestos-related claims, given the nature and complexity of the factors affecting the estimated liability, the actual liability may differ. No absolute assurances can be given that T&N will not be subject to material additional liabilities and significant additional litigation relating to asbestos. In the possible, but unlikely, event that such liabilities exceed the reserves recorded by the Company and the additional (Pounds)500 million of insurance coverage, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected. The T&N Companies reserves will be reevaluated periodically as additional information becomes available.

Federal-Mogul, Fel-Pro and Cooper Automotive Asbestos Litigation

  The Company also is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. Fel-Pro has been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products sold to ship owners. In addition, subsidiaries of Cooper Automotive have been named as defendants in a number of product liability cases involving asbestos, primarily involving friction products. The Company is defending all such claims vigorously and believes that it, Fel-Pro and the Cooper Automotive subsidiaries have substantial defenses to liability and adequate insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company, Fel-Pro and the Cooper Automotive subsidiaries as of December 31, 1998, will not have a material effect on the Company's financial position. At December 31, 1998, approximately $20 million in related reserves have been provided in respect of the possible uninsured portion of the expenditures on asbestos claims pending against the Company, Fel-Pro and the Cooper Automotive subsidiaries.

Environmental Matters

  The Company is a defendant in lawsuits filed in various jurisdictions pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other similar federal or state environmental laws which require responsible parties to pay for cleaning up contamination resulting from hazardous wastes which were discharged into the environment by them or by others to which they sent such wastes for disposition. In addition, the Company has been notified by the United States Environmental Protection Agency and various state agencies that it may be a potentially responsible party (PRP) under such law for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. At most of the sites that are likely to be costliest to clean up, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company's exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERLCA and some of the other laws pertaining to these sites, the Company's share of the total waste is usually quite small; the other companies which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly owned companies; and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental and legal reserve was approximately $50 million at December 31, 1998 and $11 million at December 31, 1997. The majority of the 1998 increase is attributable to the acquisitions of T&N and Cooper Automotive. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect of such matters.

Market Risk

  In the normal course of business, the Company is subject to market exposure from changes in foreign exchange rates, interest rates, and raw material prices. To manage a portion of these inherent risks, the Company purchases various derivative financial instruments and commodity futures contracts. The Company does not hold or issue derivative financial instruments for trading purposes.

Foreign Currency Risk

  A substantial portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures and sells its products in North America, Europe, South America, Africa and Asia. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are primarily exposed to changes in exchange rates between the United States dollar and European currencies.

  As currency exchange rates change, translation of the income statements of the Company's international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally.

  As of December 31, 1998, the Company's net assets (defined as current assets less current liabilities) subject to foreign currency translation risk are $146.8 million. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $14.7 million.

  The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

  The Company monitors certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forwards. The Company generally tries to utilize natural hedges within their foreign currency activities, including the matching of revenues and costs.

  The Company has entered into foreign currency forward contracts to hedge the British pound against the United States dollar in the amount of $66 million with an average contract rate of $1.62/(Pounds) and an unrealized loss of $3.5 million at December 31, 1998. The Company has also entered into foreign currency forward contracts to hedge the British pound against the South African rand in the amount of $19 million with an average contract rate of
9.99 rand/(Pounds) and an unrealized loss of $4.3 million at December 31, 1998.

  The Company has also entered into foreign currency forward contracts to hedge foreign currency debt exposures from the British pound to the Australian dollar, Swiss franc, German mark, Danish krone, Spanish peseta, French franc, Hong Kong dollar, Italian lira, Japanese yen and Swedish krona whose notional amounts and related unrealized gains or losses are not material.

  All foreign currency forward contracts purchased will expire within the next twelve months.

Interest Rate Risk

  The Company's variable interest expense is sensitive to changes in the general level of United States interest rates. Some of the Company's interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based upon spot rate observations as of the reporting date.

                           INTEREST RATE SENSITIVITY
                     PRINCIPAL AMOUNT BY EXPECTED MATURITY
                             (MILLIONS OF DOLLARS)

                                                                                       FAIR VALUE AT
                          1999    2000   2001    2002    2003   THEREAFTER  TOTAL    DECEMBER 31, 1998
                          ----    ----   ----    ----    ----   ----------  -----    -----------------
LIABILITIES
Long-term debt,
 including current
 portion
 Fixed rate............. $ 52.1  $ 65.2  $52.7  $ 10.8  $ 23.7   $1,141.1  $1,345.6      $1,381.2
 Average interest rate..   7.80%   7.84%  7.88%   7.86%   7.86%      7.85%     7.85%
 Variable rate.......... $ 56.4  $409.9  $86.4  $115.9  $116.0   $1,109.0  $1,893.6      $1,893.6
 Average interest rate..   7.33%   7.33%  7.33%   7.33%   7.33%      7.33%     7.33%
RATE SENSITIVE
 DERIVATIVE FINANCIAL
 INSTRUMENTS
Interest rate locks
 purchased.............. $300.0      --     --      --      --         --  $  300.0      $   (0.9)
 Average strike rate....   4.69%     --     --      --      --         --        --            --
 Forward rate...........   4.66%     --     --      --      --         --        --            --

Commodity Price Risk

  The Company is dependent upon the supply of certain raw materials in the production process and has entered into firm purchase commitments for copper, aluminum and nickel. The Company uses forward contracts to hedge against the changes in certain specific commodity prices of the purchase commitments outstanding. The net unrealized losses at December 31, 1998 for commodity contracts were $1.4 million.

OTHER MATTERS

Year 2000 Costs

  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has established a team that has completed an awareness program and assessment project to address the Year 2000 issue including information technology (IT) and non-IT systems. In addition, the Board of Directors has received status reports related to the Company's progress in addressing the Year 2000 issue. The Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has initiated remediation and testing, and is implementing the action plan to address the Year 2000 issue and estimates that the majority of testing will be completed by the end of the first quarter of 1999. A number of independent third-party reviews have been performed and others are planned. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could cause production interruptions that could have a material impact on the operations of the Company. The Company has initiated development of contingency plans and will continue to do so throughout the program.

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

  The Company has contracts in place with external resources and has allocated internal resources to reprogram or replace, and test the hardware and software for Year 2000 modifications. The total cost of the Year 2000 project is estimated to be $25 million and is being funded through operating cash flows. These estimates have been verified by independent third-party audit. Of the total project cost, approximately $10 million is attributable to the purchase of new hardware and software which will be capitalized. Maintenance and repair of existing systems to be expensed as incurred is expected to be approximately $15 million. As of December 31, 1998, the Company has incurred and expensed approximately $8 million and capitalized approximately $3 million.

  The costs of the project and the date which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

  Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

  The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

Euro Conversion

  On January 1, 1999, certain member countries of the European Union irrevocably fixed the conversion rates between their national currencies and a common currency, the "Euro," which became their legal currency on that date. The participating countries' former national currencies continue to exist as denominations of the Euro until January 1, 2002. The Company has established a steering committee that is monitoring the business implications of conversion to the Euro, including the need to adapt internal systems to accommodate Euro-denominated transactions. The acquisition of T&N has provided the Company with a strong knowledge base in which to assist with the conversion. While the Company is still in various stages of assessment and implementation, the Company does not expect the conversion to the Euro to have a material affect on its financial condition or results of operations.

Effect of Accounting Pronouncements

  In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting the Costs of Start-Up Activities. SOP 98-5 is effective January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. The unamortized balance of start-up costs will be written off as a cumulative effect of an accounting change of approximately $13 million, net of tax, as of January 1, 1999.

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new statement effective January 1, 2000. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this statement will have a significant effect on its results of operations or financial condition.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

Item 8. Financial Statements and Supplemental Data

                                                    Year Ended December 31
                                                  ----------------------------
                                                    1998      1997      1996
                                                    ----      ----      ----
                                                    (Millions of Dollars,
                                                  Except Per Share Amounts)
Net sales.......................................  $4,468.7  $1,806.6  $2,032.7
Cost of products sold...........................   3,290.2   1,381.8   1,660.5
                                                  --------  --------  --------
Gross margin....................................   1,178.5     424.8     372.2
Selling, general and administrative expenses....     640.8     276.0     320.0
Amortization....................................      83.8       8.9      12.0
Purchased in-process research and development
 charge.........................................      18.6        --        --
Restructuring charges (credits).................       7.3      (1.1)     57.6
Reengineering and other related charges
 (credits)......................................        --      (1.6)     11.4
Adjustment of assets held for sale and other
 long-lived assets to fair value................      19.0       2.4     151.3
Integration costs...............................      22.4        --        --
Interest expense................................     204.0      33.3      44.4
Interest income.................................     (10.6)     (7.1)     (2.9)
International currency exchange losses..........       4.7       0.6       3.7
Net (gain) loss on British pound currency option
 and forward contract...........................     (13.3)     10.5        --
Other expense, net..............................      16.3       3.4       3.4
                                                  --------  --------  --------
   Earnings (loss) before income taxes and
    extraordinary items.........................     185.5      99.5    (228.7)
Income tax expense (benefit)....................      93.6      27.5     (22.4)
                                                  --------  --------  --------
   Net earnings (loss) before extraordinary
    items.......................................      91.9      72.0    (206.3)
Extraordinary items -- loss on early retirement
 of debt, net of applicable income tax benefit..      38.2       2.6        --
                                                  --------  --------  --------
   Net earnings (loss)..........................      53.7      69.4    (206.3)
Preferred dividends.............................       3.6       5.5       8.7
                                                  --------  --------  --------
 Net Earnings (Loss) Available to Common
  Shareholders..................................  $   50.1  $   63.9  $ (215.0)
                                                  ========  ========  ========
Earnings (Loss) Per Common Share:
 Income (loss) before extraordinary items.......  $   1.84  $   1.81  $  (6.20)
 Extraordinary items............................      (.80)     (.07)       --
                                                  --------  --------  --------
   Net Earnings (Loss) Per Common Share.........  $   1.04  $   1.74  $  (6.20)
                                                  ========  ========  ========
Earnings (Loss) Per Common Share Assuming
 Dilution:
 Income (loss) before extraordinary items.......  $   1.67  $   1.67  $  (6.20)
 Extraordinary items............................      (.71)     (.06)       --
                                                  --------  --------  --------
   Net Earnings (Loss) Per Common Share Assuming
    Dilution....................................  $    .96  $   1.61  $  (6.20)
                                                  ========  ========  ========

          See accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31
                                                         ----------------------
                                                            1998        1997
                                                            ----        ----
                                                         (Millions of Dollars)
                        ASSETS
Cash and equivalents...................................  $     77.2  $    541.4
Accounts receivable....................................     1,025.0       158.9
Investment in accounts receivable securitization.......        91.1        48.7
Inventories............................................     1,068.6       277.0
Prepaid expenses and income tax benefits...............       337.7       113.2
                                                         ----------  ----------
   Total Current Assets................................     2,599.6     1,139.2
Property, plant and equipment..........................     2,477.5       313.9
Goodwill...............................................     3,398.4       143.8
Other intangible assets................................       886.4        48.4
Other noncurrent assets................................       578.2       156.8
                                                         ----------  ----------
   Total Assets........................................  $  9,940.1  $  1,802.1
                                                         ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt, including current portion of long-term
 debt..................................................  $    211.0  $     28.6
Accounts payable.......................................       498.4       102.3
Accrued compensation...................................       200.3        36.8
Restructuring and rationalization reserves.............       178.9        33.9
Current portion of asbestos liability..................       125.0          --
Income taxes payable...................................       142.2        10.2
Other accrued liabilities..............................       673.7       117.8
                                                         ----------  ----------
   Total Current Liabilities...........................     2,029.5       329.6
Long-term debt.........................................     3,130.7       273.1
Long-term portion of asbestos liability................     1,176.7          --
Postemployment benefits................................       677.0       190.9
Other accrued liabilities..............................       327.0        50.6
Minority interest in consolidated subsidiaries.........        38.0        13.6
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 convertible subordinated debentures of the
 Company(1)............................................       575.0       575.0
Shareholders' Equity
 Series C ESOP preferred stock.........................        44.4        49.0
 Series E preferred stock..............................       132.7          --
 Common stock..........................................       336.8       201.0
 Additional paid-in capital............................     1,665.8       332.6
 Accumulated deficit...................................       (69.9)     (123.6)
 Unearned ESOP compensation............................       (15.1)      (21.8)
 Accumulated other comprehensive income................      (106.0)      (65.7)
 Other.................................................        (2.5)       (2.2)
                                                         ----------  ----------
   Total Shareholders' Equity..........................     1,986.2       369.3
                                                         ----------  ----------
   Total Liabilities and Shareholders' Equity..........  $  9,940.1  $  1,802.1
                                                         ==========  ==========

------------------
(1) The sole assets of the Trust are convertible subordinated debentures of Federal-Mogul with an aggregate principal amount of $575.0 million, which bear interest at a rate of 7% per annum and mature on December 1, 2027. Upon repayment, the Company-obligated mandatorily redeemable preferred securities of subsidiary trust will be mandatorily redeemed.

         See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31
                                                    --------------------------
                                                      1998      1997    1996
                                                      ----      ----    ----
                                                     (Millions of Dollars)
Cash Provided From (Used By) Operating Activities
 Net earnings (loss)............................... $    53.7  $ 69.4  $(206.3)
 Adjustments to reconcile net earnings (loss) to
  net cash provided from operating activities:
  Depreciation and amortization....................     228.0    51.5     61.9
  Purchased in-process research and development
   charge..........................................      18.6      --       --
  Restructuring charges (credits)..................       7.3    (1.1)    57.6
  Reengineering and other related charges
   (credits).......................................        --    (1.6)    11.4
  Adjustment of assets held for sale and other
   long-lived assets to fair value.................      19.0     2.4    151.3
  Loss on early retirement of debt.................      58.1     4.1       --
  Vesting of restricted stock......................       0.7     9.0      0.4
  Postemployment benefits..........................      10.9    (7.7)    (2.0)
  Decrease in accounts receivable..................      37.5     7.6     46.5
  Decrease in inventories..........................      55.9    59.9     54.5
  Increase (decrease) in accounts payable..........       5.4   (19.5)   (25.5)
  Increase (decrease) in current liabilities and
   other...........................................      (2.4)   67.9     16.8
  Payments against restructuring and
   rationalization reserves........................     (78.0)  (26.2)   (17.6)
  Payments against asbestos liability..............     (89.2)     --       --
                                                    ---------  ------  -------
   Net Cash Provided From Operating Activities.....     325.5   215.7    149.0
Cash Provided From (Used By) Investing Activities
 Expenditures for property, plant and equipment and
  other long-term assets...........................    (228.5)  (49.7)   (54.2)
 Proceeds from sale of business investments........      53.4    73.6     42.0
 Proceeds from sale of options.....................      39.1      --       --
 Businesses acquisitions, net of cash acquired.....  (4,225.2)  (30.5)    (0.3)
 Other.............................................        --     1.1       --
                                                    ---------  ------  -------
   Net Cash Used By Investing Activities...........  (4,361.2)   (5.5)   (12.5)
Cash Provided From (Used By) Financing Activities
 Issuance of common stock..........................   1,382.2    14.2      0.6
 Proceeds from issuance of long-term debt..........   6,197.5   179.6       --
 Principal payments on long-term debt..............  (3,927.6) (127.4)   (29.4)
 Increase (decrease) in short-term debt............       0.5  (235.8)   (61.4)
 Fees paid for debt issuance and other securities..     (76.6)  (42.8)      --
 Fees for early retirement of debt.................     (27.4)   (4.1)      --
 Investment in accounts receivable securitization..      42.6   (31.8)      --
 Issuance of Company-obligated mandatorily
  redeemable preferred securities..................        --   575.0       --
 Dividends.........................................     (10.4)  (24.8)   (26.9)
 Other.............................................      (9.3)   (4.0)    (5.7)
                                                    ---------  ------  -------
   Net Cash Provided From (Used By) Financing
    Activities.....................................   3,571.5   298.1   (122.8)
                                                    ---------  ------  -------
   Increase (Decrease) in Cash and Equivalents.....    (464.2)  508.3     13.7
Cash and equivalents at beginning of year..........     541.4    33.1     19.4
                                                    ---------  ------  -------
   Cash and Equivalents at End of Year............. $    77.2  $541.4  $  33.1
                                                    =========  ======  =======

          See accompanying Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       Series C                                   Retained                 Accumulated
                         ESOP    Series D & E        Additional   Earnings     Unearned       Other
                       Preferred  Preferred   Common  Paid-In   (Accumulated     ESOP     Comprehensive
                         Stock      Stock     Stock   Capital     Deficit)   Compensation    Income     Other   Total
                       --------- ------------ ------ ---------- ------------ ------------ ------------- -----  --------
                                                            (Millions of Dollars)
Balance at December
 31, 1995............    $56.8      $ 76.6    $175.2  $  280.8    $  40.2       $(34.3)      $ (37.3)   $(7.7) $  550.3
Net loss.............                                              (206.3)                                       (206.3)
Currency
 translation.........                                                                           (4.3)              (4.3)
Other................                                                                            1.5                1.5
                                                                                                               --------
 Total Comprehensive
  Income.............                                                                                          $ (209.1)
Issuance of stock....                            0.5       1.3                                           (1.2)      0.6
Retirement of Series
 C ESOP preferred
 stock...............     (3.7)                                                                                    (3.7)
Amortization of
 unearned ESOP
 compensation........                                                              5.9                              5.9
Dividends............                                               (26.9)                                        (26.9)
Preferred dividend
 tax benefits........                                      1.4                                                      1.4
                         -----      ------    ------  --------    -------       ------       -------    -----  --------
Balance at December
 31, 1996............     53.1        76.6     175.7     283.5     (193.0)       (28.4)        (40.1)    (8.9)    318.5
Net earnings.........                                                69.4                                          69.4
Currency
 translation.........                                                                          (27.4)             (27.4)
Other................                                                                            1.8                1.8
                                                                                                               --------
 Total Comprehensive
  Income.............                                                                                          $   43.8
Conversion of Series
 D preferred stock...                (76.6)     22.3      54.3                                                       --
Issuance of stock....                            3.0      14.7                                            6.7      24.4
Retirement of Series
 C ESOP preferred
 stock...............     (4.1)                                                                                    (4.1)
Amortization of
 unearned ESOP
 compensation........                                                              6.6                              6.6
Dividends............                                    (24.8)                                                   (24.8)
Preferred dividend
 tax benefits........                                      4.9                                                      4.9
                         -----      ------    ------  --------    -------       ------       -------    -----  --------
Balance at December
 31, 1997............     49.0         --      201.0     332.6     (123.6)       (21.8)        (65.7)    (2.2)    369.3
Net earnings.........                                                53.7                                          53.7
Currency
 translation.........                                                                          (36.7)             (36.7)
Other................                                                                           (3.6)              (3.6)
                                                                                                               --------
 Total Comprehensive
  Income.............                                                                                          $   13.4
Issuance of Series E
 preferred stock.....                225.0                                                                        225.0
Issuance of stock....                (92.3)    135.8   1,338.4                                           (0.3)  1,381.6
Retirement of Series
 C ESOP preferred
 stock...............     (4.6)                                                                                    (4.6)
Amortization of
 unearned ESOP
 compensation........                                                              6.7                              6.7
Dividends............                                    (10.4)                                                   (10.4)
Preferred dividend
 tax benefits........                                      5.2                                                      5.2
                         -----      ------    ------  --------    -------       ------       -------    -----  --------
Balance at December
 31, 1998............    $44.4      $132.7    $336.8  $1,665.8    $ (69.9)      $(15.1)      $(106.0)   $(2.5) $1,986.2
                         =====      ======    ======  ========    =======       ======       =======    =====  ========

          See accompanying Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

  Organization: Headquartered in Southfield, Michigan, Federal-Mogul is a global manufacturer and distributor of a broad range of vehicular components for automobiles and light trucks, heavy-duty trucks, farm and construction vehicles and industrial products. The Company's principal customers include many of the world's major original equipment (OE) manufacturers of such vehicles and industrial products. The Company also manufactures and supplies its products and related parts to the aftermarket.

  Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

  Cash and Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

  Inventories: Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 53% and 55% of the inventory at December 31, 1998 and 1997, respectively. The remaining inventories are costed using the first-in, first-out (FIFO) method. If inventories had been valued at current cost, amounts reported at December 31 would have been increased by $39.0 million in 1998 and $44.5 million in 1997.

  Inventory quantity reductions resulting in liquidations of certain LIFO inventory layers increased net earnings by $3.4 million, $3.2 million and $3.1 million ($.06, $.08 and $.09 per diluted share) in 1998, 1997 and 1996, respectively.

  At December 31, inventories consisted of the following:

                                                            1998        1997
                                                            ----        ----
                                                         (Millions of Dollars)
   Finished products.................................... $     737.9  $   254.6
   Work-in-process......................................       147.1       21.8
   Raw materials........................................       208.5       15.7
                                                         -----------  ---------
                                                             1,093.5      292.1
   Reserve for inventory valuation......................       (24.9)     (15.1)
                                                         -----------  ---------
                                                         $   1,068.6  $   277.0
                                                         ===========  =========

  Goodwill and Other Intangible Assets: At December 31, goodwill and other intangible assets which result principally from acquisitions, consisted of the following:

                                              Estimated
                                             Useful Life    1998        1997
                                             -----------    ----        ----
                                                         (Millions of Dollars)
   Goodwill.................................    40 years $   3,481.8  $   163.8
   Accumulated amortization.................                   (83.4)     (20.0)
                                                         -----------  ---------
     Total Goodwill.........................             $   3,398.4  $   143.8
                                                         ===========  =========
   Trademarks...............................    40 years $     417.6  $    56.5
   Developed technology..................... 12-30 years       390.1         --
   Assembled workforce......................    15 years        88.1         --
   Other....................................  5-20 years        39.9       20.8
                                                         -----------  ---------
                                                               935.7       77.3
   Accumulated amortization.................                   (49.3)     (28.9)
                                                         -----------  ---------
     Total Other Intangible Assets..........             $     886.4  $    48.4
                                                         ===========  =========

  Intangible assets are periodically reviewed for impairment based on an assessment of future cash flows, or fair value for assets held for sale, to ensure that they are appropriately valued. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Impairment charges recorded in 1998, 1997 and 1996 related primarily to assets held for sale.

  Revenue Recognition: The Company recognizes revenue and estimated returns from product sales and the related customer incentive and warranty expense when goods are shipped to the customer.

  Research and Development and Advertising Costs: The Company expenses research and development costs as incurred. Research and development expense was $85.0 million, $13.1 million and $14.4 million for 1998, 1997 and 1996, respectively.

  Costs associated with advertising and promotion are expensed as incurred. Advertising and promotion expense was $45.9 million, $31.8 million and $34.0 million for 1998, 1997 and 1996, respectively.

  Currency Translation: Exchange adjustments related to international currency transactions and translation adjustments for subsidiaries whose functional currency is the United States dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of operations. Translation adjustments of international subsidiaries for which the local currency is the functional currency are reflected in the consolidated financial statements as a component of accumulated other comprehensive income.

  Effect of Accounting Pronouncements: In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting the Costs of Start-Up Activities. SOP 98-5 is effective January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. The unamortized balance of start-up costs will be written off as a cumulative effect of an accounting change of approximately $13 million, net of tax, as of January 1, 1999.

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new statement effective January 1, 2000. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this statement will have a significant effect on its results of operations or financial condition.

  Environmental Liabilities: The Company recognizes environmental liabilities when a loss is probable and estimable. Such liabilities are generally not subject to insurance coverage. Each environmental obligation is estimated by engineering and legal specialists within the Company based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties will be able to fulfill their commitments at the sites where the Company may be jointly and severally liable with such parties (refer to Note 20, "Litigation and Environmental Matters").

  The Company regularly evaluates and revises its estimates for environmental obligations based on expenditures against established reserves and the availability of additional information.

  Integration Costs: Incremental direct costs associated with integrating material acquisitions include such one-time items as brand integration, costs to pack and move productive inventory and fixed assets from one location to another, and costs to change the identity of entities acquired.

  Derivative Financial Instruments: The Company uses interest rate lock agreements to synthetically manage the interest rate characteristics of certain outstanding debt to a more desirable fixed rate basis or to limit the Company's exposure to rising interest rates, forward foreign exchange contracts to minimize and lock the amount of currency payments for certain transactions that are denominated in certain foreign currencies, and forward contracts to hedge against the changes in certain specific commodity prices of the purchase commitments outstanding (collectively "Derivative Contracts").

  Interest rate differentials to be paid or received as a result of interest rate lock agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. Recorded amounts related to derivative contracts are included in other assets or liabilities. The fair values of interest rate lock agreements and forward contracts are not recognized in the financial statements.

  Realized and unrealized gains or losses at the time of maturity, termination, sale or repayment of a derivative contract or designated item are recorded in a manner consistent with the original designation of the derivative in view of the nature of the termination, sale or repayment transaction. Amounts related to interest rate locks are deferred and amortized as an adjustment to interest expense over the original period of interest exposure, provided the designated liability continues to exist or is probable of occurring. Realized and unrealized changes in fair value of derivatives designated with items that no longer exist or are no longer probable of occurring are recorded as a component of the gain or loss arising from the disposition of the designated item.

  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications: Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 1998.

2. Acquisitions of Businesses

T&N

  In March 1998, the Company acquired T&N plc (T&N), a manufacturer based in Manchester, England for consideration (including direct costs of the acquisition) of approximately $2.4 billion. The Company also assumed cash of approximately $185 million and debt of approximately $745 million.

  In connection with the acquisition of T&N, the Company entered into a $2.675 billion floating rate Senior Credit Agreement (consisting of a $2.275 billion term loan facility and a $400 million revolving loan facility) and a $500 million floating rate Senior Subordinated Credit Agreement.

  In addition, the Company funded a portion of the T&N acquisition through the December 1997 sale of 11.5 million shares of Company-obligated mandatorily redeemable preferred securities (generating gross proceeds of $575 million) by Federal-Mogul Financing Trust, a wholly owned subsidiary of the Company.

  T&N manufactures and supplies high technology engineered automotive components and industrial materials. In 1997, T&N had sales of approximately (Pounds)1.8 billion ($2.9 billion at the 1997 average exchange rate) with about 80% of such sales relating to the global automotive industry. At the time of its acquisition, T&N's major product lines consisted of piston products, bearings, friction products, composites and camshafts (incorporating sintered products) and sealing products servicing OE customers and the aftermarket. T&N operated in approximately 200 locations in 24 countries, employed over 28,000 people worldwide and served customers globally. T&N's operations included technical centers in the United Kingdom, Germany and North America.

  The Company recognized an $18.6 million charge in the first quarter of 1998 associated with the estimated fair value of purchased in-process research and development for which technological feasibility had not been established and the in-process technology had no future alternative uses.

Cooper Automotive

  In October 1998, the Company acquired the automotive division of Cooper Industries, Inc. (Cooper Automotive) headquartered in St. Louis, Missouri, for initial consideration of approximately $1.9 billion. The Cooper Automotive purchase agreement includes a price adjustment based upon acquired net assets, as defined in the agreement, as of the acquisition date. The Company anticipates additional cash payments of approximately $100 million will be paid.

  Cooper Automotive is a leading supplier of aftermarket parts for repair and maintenance and serves OE automobile manufacturers worldwide. In 1997, Cooper Automotive had sales of approximately $1.9 billion. At the time of the acquisition, Cooper Automotive's principal products consisted of brakes and friction, lighting, chassis parts, ignition and wiper blades. Cooper Automotive employed approximately 14,500 employees in 63 locations.

Fel-Pro

  In February 1998, the Company acquired Fel-Pro, Incorporated and certain affiliated entities which constitute the operating businesses of the Fel-Pro group of companies (Fel-Pro), a privately owned gasket manufacturer headquartered in Skokie, Illinois, for a total consideration of approximately $722 million, which included 1,030,325.6 shares of Federal-Mogul Series E Stock with an imputed value of $225 million and approximately $497 million in cash.

  Fel-Pro is a leading gasket manufacturer for the North American aftermarket and OE heavy-duty market. In 1997, Fel-Pro had sales of approximately $500 million. At the time of the acquisition, Fel-Pro's primary product lines consisted of gaskets, heavy-duty diesel engine products, diesel products, high performance gaskets and other equipment and chemical products. Fel-Pro employed approximately 2,700 employees in 16 locations.

  The T&N, Cooper Automotive and Fel-Pro acquisitions have been accounted for as purchases and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on estimated fair values as of the acquisition dates. The consolidated statement of operations for the year ended December 31, 1998 includes the operating results of the acquired businesses, exclusive of the T&N Bearings Business and the Fel-Pro Chemical Business (refer to "Divestiture of Acquired Businesses" below) from the acquisition dates.

  In connection with the acquisition of Cooper Automotive, the Company is in the process of having valuations of acquired property, plant and equipment and identifiable intangible assets completed. The related purchase price allocation will be finalized when such valuations and the final purchase price adjustment are completed in 1999.

Rationalization of Acquired Businesses

  In connection with the T&N, Cooper Automotive and Fel-Pro acquisitions in 1998, the Company recognized $216.8 million as acquired liabilities related to the rationalization and integration of acquired businesses. The rationalization reserves provide for $180.0 million and $36.8 million in severance and exit costs, respectively, and were recorded as a component of goodwill in the purchase price allocation.

  The components of the integration plan include: closure of certain manufacturing facilities worldwide; relocation of highly manual manufacturing product lines to lower cost regions or more suitable locations; consolidation of overlapping manufacturing, technical and sales facilities and joint ventures; consolidation of overlapping aftermarket warehouses; consolidation of aftermarket marketing and customer support functions; and streamlining of administrative, sales, marketing and product engineering staffs worldwide. An anticipated result of the integration plan and the restructuring will be a reduction of approximately 5,300 full-time employees.

  The Company paid $61.6 million related to these rationalization reserves in 1998.

Divestitures of Acquired Businesses

  In connection with securing regulatory approvals for the acquisition of T&N, the Company executed an Agreement Containing Consent Order with the Federal Trade Commission on February 27, 1998. Pursuant to this agreement, the Company divested of the T&N Bearings Business and provided for independent management of those assets pending such divestiture. The agreement stipulated that the T&N Bearings Business be maintained as a viable, independent competitor of the Company and that the Company not attempt to direct the activities of, or exercise control over, the T&N Bearings Business or have contact with the T&N Bearings Business outside of normal business activities.

  On December 18, 1998, the Company completed the sale of the T&N Bearings Business, consisting of the Glacier Vandervell Bearings Group and the AE Clevite North American non-bearing aftermarket engine hard parts business, to Dana Corporation for $430 million. These proceeds were subsequently used to pay down debt. Furthermore, the Company also expects to realize additional net proceeds of approximately $13 million from the collection of receivables of the business sold. Prior to the sale of the T&N Bearing Business to Dana Corporation, a portion of the business was sold for approximately $12 million in August 1998.

  In July 1998, the Company sold the Fel-Pro Chemical Business to Loctite Corporation, a part of Henkel KGaA, a global specialist in applied chemistry headquartered in Dusseldorf, Germany, for $57 million.

  Operating results for the T&N Bearings and Fel-Pro Chemical Businesses (which include interest expense of $30 million relating to the holding costs of the businesses) have been excluded from the consolidated statement of operations for the year ended December 31, 1998.

Pro Forma Results

  The following unaudited pro forma financial information for the years ended December 31, 1998 and 1997 assume the T&N, Cooper Automotive and Fel-Pro acquisitions occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt, divestitures of the T&N Bearings Business and Fel-Pro Chemical Business, 1998 equity offerings and income tax effects. The pro forma results (in millions of dollars, except per share data) have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisitions of T&N, Cooper Automotive and Fel-Pro been consummated on the dates indicated, nor are they necessarily indicative of the Company's future results of operations.

                   Unaudited Pro Forma Financial Information
                (Millions of Dollars, Except Per Share Amounts)

                                                       Year Ended December 31
                                                       -----------------------
                                                          1998        1997
                                                          ----        ----
   Net sales.......................................... $   6,444.1 $   6,644.7
   Net earnings (loss)................................ $     152.0 $      (4.9)
   Earnings (loss) per share.......................... $      2.12 $      (.19)
   Earnings (loss) per share assuming dilution........ $      1.95 $      (.19)

Other Acquisitions

  During 1998, the Company acquired other complementary businesses and increased its ownership in certain joint ventures in order to expand its manufacturing and distribution capabilities. In the first quarter of 1998, the

Company increased its ownership to 100% in its Summerton, South Carolina gasket manufacturing plant and also increased its ownership in KFM Bearing Company Ltd. (KFM), a Korean joint venture with Kukje Special Metal Co., from 30% to 87%. In addition, the Company acquired Bimet, a Polish manufacturer of engine bearings, bushings and related products. During the fourth quarter of 1998, the Company acquired Tri-Way Machine Limited (Tri-Way), a Canadian manufacturer of machining systems for the metal-cutting industry and Glockler Dichtsysteme Gunter Hemmrich GmbH (Glockler), a manufacturer of rubber sealing components and acoustic decoupling for valve covers, intake manifolds and oil pans. Additionally, the Company increased its ownership from 50.6% to 100% in T&N Holdings Limited located in South Africa.

  The Summerton, KFM, Bimet, Tri-Way, Glockler, and T&N Holdings Limited transactions have been accounted for as purchases and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on its estimated fair values as of the acquisition dates. The total cash consideration paid for these acquisitions approximated $93 million. The consolidated statement of operations for the year ended December 31, 1998 includes the operating results of the acquired businesses from the applicable date of acquisition.

3. Sales of Businesses

Divestitures

  In February 1998, the Company divested its minority interest in G. Bruss GmbH & Co. KG (Bruss), a German manufacturer of seals and gaskets. As part of the divestiture agreement the Company increased its ownership to 100% in its Summerton, South Carolina gasket manufacturing plant (refer to Note 2, "Acquisitions of Businesses"). The Company received net proceeds of approximately $46 million related to the divestiture agreement and recognized a gain on the divestiture of $6.0 million. The gain on the divestiture is included as a component of other expense. In addition, the Company closed or sold substantially all its remaining retail aftermarket operations during 1998.

  During 1997, the Company received $73.6 million in net cash proceeds from the sale of its aftermarket operations in South Africa, Australia and Chile, and its heavy wall bearing operations in Germany and Brazil.

  During 1996, the Company received $42.0 million in net cash proceeds from the sale of its United States ball bearings and electrical products manufacturing operations.

  Except for the sales of Bruss and the electrical products manufacturing operations, sales of businesses in 1998, 1997 and 1996 relate to assets previously adjusted to fair value (refer to Note 7, "Adjustment of Assets Held for Sale and Other Long-Lived Assets to Fair Value"). Accordingly, no gain or loss was recognized on the date of sale related to these transactions. In addition, no gain or loss was recognized related to the sale of the electrical products manufacturing operations.

4. Restructuring Charges

  The following is a summary of restructuring charges and related activity for 1996, 1997 and 1998 (in millions of dollars):

                          1995 Restructuring      1996 Restructuring     1997 Restructuring      1998 Restructuring
                               Provision               Provision              Provision              Provision
                          ----------------------  ---------------------  ----------------------  ---------------------
                           Severance    Exit       Severance    Exit      Severance    Exit       Severance    Exit    Total
                          -----------  ---------  -----------  --------  -----------  ---------  -----------  -------- ------
Balance of restructuring
 reserves at December
 31, 1995...............    $     3.9  $     6.8          --         --                                                $ 10.7
1996 restructuring
 charge.................           --         --   $    42.8   $   14.8                                                  57.6
Payments against
 restructuring
 reserves...............         (3.9)      (3.4)       (4.8)      (1.0)                                                (13.1)
                            ---------  ---------   ---------   --------    ---------  ---------    ---------  -------- ------
Balance of restructuring
 reserves at December
 31, 1996...............           --        3.4        38.0       13.8                                                  55.2
 1997 restructuring
  charge................           --         --          --         --    $    16.7  $     5.3                          22.0
 Adjustment to
  restructuring
  reserves..............           --        (.9)      (20.8)      (1.4)          --         --                         (23.1)
                            ---------  ---------   ---------   --------    ---------  ---------    ---------  -------- ------
1997 restructuring
 charges (net)..........           --        (.9)      (20.8)      (1.4)        16.7        5.3                          (1.1)
Payments against
 restructuring
 reserves...............           --       (1.7)      (11.6)      (3.7)        (0.1)        --                         (17.1)
                            ---------  ---------   ---------   --------    ---------  ---------    ---------  -------- ------
Balance of restructuring
 reserves at December
 31, 1997...............           --        0.8         5.6        8.7         16.6        5.3                          37.0
 1998 restructuring
  charges...............           --         --          --         --           --         --    $    16.0  $    0.3   16.3
 Adjustment to
  restructuring
  reserves..............           --         --          --       (2.4)        (4.6)      (2.0)          --        --   (9.0)
                            ---------  ---------   ---------   --------    ---------  ---------    ---------  -------- ------
1998 restructuring
 charges (net)..........           --         --          --       (2.4)        (4.6)      (2.0)        16.0       0.3    7.3
Payments against
 restructuring
 reserves...............           --       (0.8)       (1.1)      (5.0)        (6.1)      (0.1)        (3.3)       --  (16.4)
                            ---------  ---------   ---------   --------    ---------  ---------    ---------  -------- ------
Balance of restructuring
 reserves at December
 31, 1998...............    $      --  $      --   $     4.5   $    1.3    $     5.9  $     3.2    $    12.7  $    0.3 $ 27.9
                            =========  =========   =========   ========    =========  =========    =========  ======== ======

  The Company's total restructuring reserves at December 31, 1998 of $27.9 million include $4.2 million of severance, which was anticipated to be paid over the next two years, and was classified as noncurrent other accrued liabilities in the balance sheet.

1998 Restructuring Provision

  In 1998, as a result of the T&N, Cooper Automotive and Fel-Pro acquisitions, the Company recognized $16.3 million of restructuring charges related to restructuring the Company's operations in place prior to these acquisitions. Employee severance costs result from planned terminations of approximately 1,800 employees in various business operations of the Company. The severance costs were based on the estimated amounts that will be paid to the affected employees pursuant to the Company's workforce reduction policies and certain foreign governmental regulations. The Company anticipates that the actions related to the 1998 restructuring plan will be substantially completed in 1999.

  Also in 1998, the Company recognized restructuring credits of $9.0 million for a reversal of charges recorded in previous years. The Company was able to sell, rather than liquidate, its retail operations in Puerto Rico causing this reversal.

1997 Restructuring Provision

  Results of operations in 1997 include a $22.0 million charge for 1997 severance and exit costs. The restructuring actions were designed to improve the Company's cost structure, streamline operations and divest the Company of underperforming assets.

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

  As of December 31, 1998, employee severance actions related to the 1997 charges resulted in the termination of approximately 200 employees.

1996 Restructuring Provision

  Primarily due to the anticipated T&N and Fel-Pro transactions (refer to Note 2, "Acquisitions of Businesses"), the Company elected not to fully implement the following actions under the 1996 restructuring plan:

    .Reductions to the operational and administrative staff were not made to the extent originally planned.

    .Reconfiguration of the North American distribution network was altered to accommodate the planned integration of T&N and Fel-Pro aftermarket operations.

    .Relocation of certain European manufacturing product lines to lower cost areas within Europe and related workforce reductions did not take place. Management of the Company decided not to pursue this action, primarily in anticipation of the integration of future acquisitions.

  Primarily as a result of actions not fully implemented under the 1996 restructuring plan, the Company's 1997 operating results were increased by $23.1 million for the reversal of previously recognized 1996 and 1995 restructuring charges.

  As of December 31, 1998, employee severance costs related to the 1996 charge have resulted in the termination of approximately 700 employees, primarily in the international retail aftermarket and wholesale aftermarket operations, the North American distribution business and a closed manufacturing operation.

  Exit costs for 1996 principally include lease termination costs of international retail aftermarket stores and certain international wholesale aftermarket operations, the consolidation of certain North American distribution facilities and the closing of a North American manufacturing operation.

5. British Pound Currency Option and Forward Contract

  In the fourth quarter of 1997, in anticipation of the then-pending T&N acquisition, the Company purchased a British pound currency option for $28.1 million with a notional amount of $2.5 billion. The cost of the option and its change in fair value have been reflected in the results of operations in the fourth quarter of 1997. At December 31, 1997, the Company recognized a net loss of $10.5 million on the transaction. In January 1998, the Company settled the option and recognized an additional loss of $17.3 million.

  Also in January 1998, in anticipation of the then-pending T&N acquisition, the Company entered into a forward contract to purchase (Pounds)1.5 billion for approximately $2.45 billion. As a result of favorable fluctuations in the British pound/United States dollar exchange rate during the contract period, the Company recognized a $30.6 million gain.

  The Company entered into the above transactions to serve as economic hedges for the purchase of T&N. Such transactions, however, do not qualify for hedge accounting under GAAP, and therefore both the loss on the British pound currency option and the gain on the British pound forward contract are reflected in the consolidated statement of operations caption "Net (gain) loss on British pound currency option and forward contract."

6. Debt

  Long-term debt at December 31 consists of the following:

                                                             1998       1997
                                                             ----       ----
                                                          (Millions of Dollars)
Senior Credit Agreements................................  $   1,893.6 $      --
Notes due 2004 -- 7.5%, issued in 1998..................        249.5        --
Notes due 2006 -- 7.75%, issued in 1998.................        399.9        --
Notes due 2010 -- 7.875%, issued in 1998................        349.2        --
Medium-term notes -- due between 1999 and 2005, average
 rate of 8.4%, issued in 1994 and 1995..................        125.0     125.0
Senior notes -- due in 2007, rate of 8.8%, issued in
 1997...................................................        124.7     124.6
ESOP obligation -- due in 1999 and 2000, average rate of
 7.19%..................................................         14.7      21.9
Other...................................................         82.6      11.8
                                                          ----------- ---------
                                                              3,239.2     283.3
Less current maturities included in short-term debt.....        108.5      10.2
                                                          ----------- ---------
                                                          $   3,130.7 $   273.1
                                                          =========== =========

  In 1998, in connection with the acquisitions of T&N and Cooper Automotive, the Company entered into Senior Credit Agreements. The Company had $1,893.6 outstanding under these Senior Credit Agreements as of December 31, 1998 which are due from 1999 to 2005 with an average interest rate of 7.33%.

  The proceeds from the 2004, 2006 and 2010 notes were used to repay amounts previously outstanding under the Senior Credit Agreements. Such repayments and other repayments resulting from the proceeds of equity offerings (refer to Note 12, "Capital Stock and Preferred Share Purchase Rights") and the early retirement of private placement debt assumed in the T&N acquisition and related make-whole payment resulted in the extraordinary loss on the early retirement of debt in 1998 of $38.2 million, net of applicable income tax benefits of $19.9 million.

  The Company has pledged 100% of the capital stock of certain United States subsidiaries, 65% of capital stock of certain foreign subsidiaries and certain inter-company loans to secure the Senior Credit Agreements of the Company; certain of such pledges also extend to the Notes, Medium-term notes and Senior notes. In addition, certain subsidiaries of the Company have guaranteed the senior debt (refer to Note 22, "Audited Consolidating Condensed Financial Information of Guarantor Subsidiaries").

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

  In June 1997, the Company entered into a new $350 million multicurrency revolving credit facility, with a consortium of international banks, which matures in June 2002 which was subsequently replaced by the $400 million multicurrency revolving credit facility related to the T&N acquisition. As of December 31, 1998 and 1997, there were no borrowings outstanding against the multicurrency revolving credit facility. The weighted average interest rate for the Company's short-term debt was approximately 7.75% and 9.9% as of December 31, 1998 and 1997, respectively.

  On February 24, 1999, the Company entered into a new $1.75 billion Senior Credit Agreement at variable interest rates, which contains a $1.0 billion multicurrency revolving credit facility and two term loan components. The revolving credit facility has a five-year maturity. The term loan components of $400 million and $350 million mature in five and six years, respectively. The proceeds of this Senior Credit Agreement were used to refinance the prior Senior Credit Agreements entered into in connection with the T&N and Cooper Automotive acquisitions as well as the $400 million multicurrency revolving credit facility related to the T&N acquisition. As a result of these transactions, the Company will recognize an extraordinary charge in the first quarter of 1999 of approximately $15 million, net of tax, related to the early extinguishment of debt.

  Aggregate maturities of long-term debt for each of the years following 1999 are, in millions: 2000 --$475.1; 2001 -- $139.1; 2002 -- $126.7; 2003 --
 $139.7 and thereafter $2,250.1.

  Interest paid in 1998, 1997 and 1996 was $173.4 million, $30.7 million and $43.5 million, respectively.

7. Adjustment of Assets Held For Sale and Other Long-Lived Assets to Fair
Value

  In 1998, the Company decided to sell its subsidiary, Bertolotti Pietro e Figli, S.r.l. (Bertolotti), an Italian aftermarket operation. The carrying value of Bertolotti's long-lived assets was reduced to fair value based on estimates of selling values, less costs to sell, calculated using multiples of earnings similar to recent automotive industry transactions in Italy. The Company recognized a $20.0 million first quarter charge primarily associated with the write-down of Bertolotti's assets to the estimated fair value.

  Also in 1998, the Company recognized a $1.0 million benefit associated with the sale of certain international retail assets previously written down to their realized fair value.

  In 1997, the Company recognized a charge of $2.4 million to write down certain long-lived assets of the international retail aftermarket to fair value. These assets were sold in 1998 for approximately their adjusted value and no gain or loss was recorded.

  During 1996, management designed a restructuring plan to aggressively improve the Company's cost structure, streamline operations and divest the Company of underperforming assets. As part of this plan, the Company decided to sell 132 international retail aftermarket operations, sell or restructure 30 wholesale aftermarket operations and consolidate a North American manufacturing operation. The carrying value of assets held for sale was reduced to fair value based on estimates of selling values less costs to sell. Selling values used to determine the fair value of assets held for sale were determined using market prices (i.e., valuation multiples) of comparable companies from other 1996 transactions. The resulting adjustment of $148.5 million to reduce assets held for sale to fair value was recorded in the fourth quarter of 1996. The Company has substantially completed the 1996 restructuring plan, selling its South Africa, Australia, Chile and Puerto Rico retail operations during 1997 and 1998. Also in 1996, based upon the final sale, the Company recognized an additional write-down of $2.8 million to the net asset value of the United States ball bearings operations.

8. Reengineering and Other Related Charges (Credits)

  In 1996, the Company initiated an extensive effort to strategically review its businesses and focus on its competencies of manufacturing, engineering and distribution. As a result of this process, the Company recognized a charge of $11.4 million for professional fees and personnel costs related to the strategic review of the Company and changes in management and related costs. Operating results for 1997 include a credit of $1.6 million relating to the reversal of certain 1996 reengineering and other related charges, as the actual costs were less than the initial estimates.

9. Changes in Accounting Estimates

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

10. Financial Instruments

Foreign Exchange Risk and Commodity Price Management

  The Company is subject to exposure to market risks from changes in foreign exchange rates and raw material price fluctuations. Derivative financial instruments are utilized by the Company to reduce those risks. Except for the British pound currency option and forward contract discussed in Note 5, the Company does not hold or issue derivative financial instruments for trading purposes.

  As of December 31, 1998, the Company has foreign exchange forward contracts principally for British pound exposures relating to the United States dollar and the South African rand totaling a notional amount of $127 million. At December 31, 1998, there was an unrealized loss of $9.1 million related to foreign exchange contracts. The Company did not have foreign exchange forward contracts or currency option contracts at December 31, 1997.

  The Company enters into copper contracts to hedge against the risk of price increases. These contracts are expected to offset the effects of price changes on the firm purchase commitments for copper. Under the agreements, the Company was committed to purchase 7.3 million pounds of copper. The net unrealized loss on these firm purchase commitments was $0.8 million at December 31, 1998. In addition, in 1998, the Company had also entered into aluminum and nickel contracts as a hedge to offset the effects of price changes. The net unrealized losses at December 31, 1998 were $0.4 million and $0.2 million for aluminum and nickel contracts, respectively.

  Deferred gains and losses are included in other assets and liabilities and recognized in operations when the future purchase, sale or payment (in the case of the asbestos liability) occurs, or at the point in time when the purchase, sale or payment is no longer expected to occur.

Interest Rate Locks

  The Company had $300 million of interest rate locks outstanding as of December 31, 1998 with an unrealized loss of $0.9 million. These interest rate locks were entered into as a hedge in anticipation of the bond issuance of $1.0 billion in January 1999 (refer to Note 23, "Subsequent Events").

Accounts Receivable Securitization

  During 1998, the Company replaced an existing accounts receivable securitization program with a new program which provides up to $150 million of financing. On an ongoing basis, the Company sells certain accounts receivable to Federal-Mogul Funding Corporation (FMFC), a wholly owned subsidiary of the Company, which then sells such receivables, without recourse, to a financial conduit. Amounts excluded from the balance sheets under these arrangements were $105.8 million and $63.2 million at December 31, 1998 and 1997, respectively. The Company's retained interest in the accounts receivable sold to FMFC is included in the consolidated balance sheet caption "Investment in Accounts Receivable Securitization."

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

  The Company does not generally require collateral for its trade accounts receivable or those assets included in the investment in accounts receivable securitization. The allowance for doubtful accounts of $60.4 million and $18.7 million at December 31, 1998 and 1997, respectively, is based upon the expected collectibility of trade accounts receivable.

Fair Value of Financial Instruments

  The carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable, accounts payable and short-term debt approximate their fair values. The carrying amounts and estimated fair values of the Company's long-term debt were $3,130.7 million and $3,166.3 million, respectively, at December 31, 1998. The fair value of the long-term debt is estimated using discounted cash flow analysis and the Company's current incremental borrowing rates for similar types of arrangements.

11. Property, Plant and Equipment

  Property, plant and equipment are stated at cost and include expenditures which materially extend the useful lives of existing buildings, machinery and equipment.

  Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Depreciation expense for the years ended December 31, 1998, 1997 and 1996, was $144.2 million, $42.6 million and $49.8 million, respectively.

  At December 31, property, plant and equipment consisted of the following:

                                            Estimated
                                           Useful Life    1998         1997
                                           -----------    ----         ----
                                                       (Millions of Dollars)
   Land...................................          -- $     139.4  $     29.1
   Buildings and building improvements.... 24-40 years       560.1       124.0
   Machinery and equipment................  3-12 years     2,097.6       363.4
                                                       -----------  ----------
                                                           2,797.1       516.5
   Accumulated depreciation...............                  (319.6)     (202.6)
                                                       -----------  ----------
                                                       $   2,477.5  $    313.9
                                                       ===========  ==========

  Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are, in millions: 1999 -- $52.9; 2000 --
 $40.3; 2001 -- $33.6; 2002 -- $27.2; 2003 -- $24.0 and thereafter $73.8.
Future minimum lease payments have been reduced by approximately $29.2 million for amounts to be received under sublease agreements.

  Total rental expense under operating leases was $46.5 million in 1998, $29.1 million in 1997 and $33.8 million in 1996, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

12. Capital Stock and Preferred Share Purchase Rights

  The Company's articles of incorporation authorize the issuance of 260,000,000 shares of common stock, of which 67,233,216 shares, 40,196,603 shares and 35,130,359 shares were outstanding at December 31, 1998, 1997 and 1996, respectively.

  In February 1998, in connection with the Fel-Pro acquisition, the Company issued 1,030,325.6 shares Series E Stock with an imputed value of $225 million. The shares of Series E Stock are exchangeable into shares of the Company's common stock at a rate of five shares of common stock per share of Series E Stock. Subsequently, in conjunction with the June 1998 common stock offering described below, the Company converted 422,581 shares of Series E Stock into approximately 2.1 million shares of common stock.

  In February 1999, all outstanding shares of the Company's Series E Stock were exchanged into the Company's common stock (refer to Note 23, "Subsequent Events").

  In June 1998, the Company issued 12.7 million shares of common stock, including 2.1 million shares which were converted from Series E Stock. The net proceeds from the sale of the common stock of $592 million were used to prepay the entire outstanding principal amount under the Senior Subordinated Credit Agreement and partially repay the Senior Credit Agreement (refer to Note 2, "T&N" in "Acquisitions").

  In December 1998, the Company completed an equity offering of 14.1 million shares of common stock. The net proceeds from the sale of the common stock of $781.2 million were used to reduce the Senior Credit Agreements associated with the acquisition of Cooper Automotive.

  In August 1997, the Company announced a call for the redemption of all its outstanding $3.875 Series D Convertible Exchangeable Preferred Stock. These preferred stockholders elected to convert each preferred share into 2.778 shares of common stock. The Company issued 4.4 million shares of common stock in exchange for all the outstanding Series D Convertible Exchangeable Preferred Stock.

  The Company's ESOP covers substantially all domestic salaried employees and allocates Series C ESOP Convertible Preferred Stock to eligible employees based on their contributions to the Salaried Employees' Investment Program. There were 724,644, 762,939 and 835,898 shares of Series C ESOP preferred stock outstanding at December 31, 1998, 1997 and 1996, respectively. The Series C ESOP preferred shares pay dividends at a rate of 7.5%. The Company repurchased and retired 38,295 Series C ESOP preferred shares valued at $4.6 million during 1998 and 72,959 Series C ESOP preferred shares valued at $4.1 million during 1997, all of which represent plan distributions or fund transfers for participants of the plan.

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

  The charge to operations for the cost of the ESOP was $5.2 million in 1998, $5.2 million in 1997 and $4.2 million in 1996. The Company made cash contributions to the plan of $8.2 million in 1998 and $8.1 million in 1997 and 1996, including preferred stock dividends of $3.6 million in 1998, $3.8 million in 1997 and $4.1 million in 1996. ESOP shares are released as principal and interest on the debt is paid. The ESOP Trust uses the preferred dividends not allocated to employees to make principal and interest payments on the debt. Compensation expense is measured based on the fair value of shares committed to be released to employees. Dividends on ESOP shares are treated as a reduction of retained earnings in the period declared. The number of allocated shares and suspense shares held by the ESOP were 563,995 and 160,649 at December 31, 1998, and

512,147 and 250,792 at December 31, 1997, respectively. There were no committed-to-be-released shares at December 31, 1998 and December 31, 1997. Any repurchase of the ESOP shares is strictly at the option of the Company.

  In 1988, the Company's Board of Directors authorized the distribution of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Company. Each Right entitles shareholders to buy one-half of one-hundredth of a share of a new series of preferred stock at a price of $70. These Rights will expire on April 30, 1999, after which they will be replaced by Rights authorized under a new Shareholder Rights Plan adopted by the Board of Directors in February of 1999. Under the new plan, each Right will entitle shareholders to buy one-one thousandth of a share of a newly created Series F preferred stock at a price of $250.

  As distributed, the Rights trade together with the common stock of the Company. They may be exercised or traded separately only after the earlier to occur of (i) ten days following a public announcement that a person or group of persons has obtained the right to acquire 10% or more of the outstanding common stock of the Company (20% in the case of certain institutional investors), or (ii) ten business days (or such later date as may be determined by action of the Board of Directors) following the commencement or announcement of an intent to make a tender offer or exchange offer which would result in beneficial ownership by a person or group of persons of 10% or more of the Company's outstanding common stock. Additionally, if the Company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the Right's exercise price, shares of the acquiring Company's common stock (or stock of the Company if it is the surviving corporation) having a market value of twice the Right's exercise price.

  The Rights may be redeemed at the option of the Board of Directors for $.01 per Right at any time before a person or group of persons acquires 10% or more of the Company's common stock. The Board may amend the Rights at any time without shareholder approval. The Rights will expire by their terms on April 30, 2009.

13. Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures of the Company

  In December 1997, the Company's wholly owned financing trust ("Affiliate") completed a $575 million private issue of 11.5 million shares of 7.0% Trust Convertible Preferred Securities ("TCP Securities") with a liquidation value of $50 per convertible security. The net proceeds from the TCP Securities were used to purchase an equal amount of 7.0% Convertible Junior Subordinate Debentures ("Debentures") of the Company. The TCP Securities represent an undivided interest in the Affiliate's assets, with a liquidation preference of $50 per security.

  Distributions on the TCP Securities are cumulative and will be paid quarterly in arrears at an annual rate of 7.0%, and are included in the consolidated statements of operations as a component of "Other Expense, Net." The Company has the option to defer payment of the distributions for an extension period of up to 20 consecutive quarters if the Company is in compliance with the terms of the TCP Securities.

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

14. Accumulated Other Comprehensive Income

  The components of other comprehensive income are as follows:

                                                     Currency
                                                    Translation Other   Total
                                                    ----------- -----   -----
                                                      (Millions of Dollars)
   Balance at December 31, 1996....................   $ (38.2)  $(1.9) $ (40.1)
   Current period change...........................     (27.4)    1.8    (25.6)
                                                      -------   -----  -------
   Balance at December 31, 1997....................     (65.6)   (0.1)   (65.7)
   Current period change...........................     (36.7)   (3.6)   (40.3)
                                                      -------   -----  -------
   Balance at December 31, 1998....................   $(102.3)  $(3.7) $(106.0)
                                                      =======   =====  =======

  The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for United States Federal and state income taxes on those earnings or translation adjustments have been provided.

15. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

                                                         1998   1997    1996
                                                         ----   ----    ----
Numerator:
 Net earnings (loss) after extraordinary items.......... $53.7  $69.4  $(206.3)
 Extraordinary items -- loss on early retirement of debt
  net of applicable tax benefit.........................  38.2    2.6       --
                                                         -----  -----  -------
 Net earnings (loss) before extraordinary items.........  91.9   72.0   (206.3)
 Series C preferred dividend requirement................  (2.3)  (2.4)    (2.5)
 Series D preferred dividend requirement................    --   (3.1)    (6.2)
 Series E preferred dividend requirement................  (1.3)    --       --
                                                         -----  -----  -------
 Numerator for basic earnings per share -- income (loss)
  available to common shareholders before extraordinary
  items................................................. $88.3  $66.5  $(215.0)
 Effect of dilutive securities:
  Series C preferred dividend requirement...............   2.3    2.4       --
  Series D preferred dividend requirement...............    --    3.1       --
  Series E preferred dividend requirement...............   1.3     --       --
  Additional required ESOP contribution.................  (2.1)  (1.9)      --
                                                         -----  -----  -------
 Numerator for diluted earnings per share -- income
  (loss) available to common shareholders after assumed
  conversions, before extraordinary item................ $89.8  $70.1  $(215.0)
 Numerator for basic earnings per share -- income (loss)
  available to common shareholders after extraordinary
  item.................................................. $50.1  $63.9  $(215.0)
 Numerator for diluted earnings per share -- income
  (loss) available to common shareholders after
  extraordinary item.................................... $51.6  $67.5  $(215.0)

                                                             1998  1997   1996
                                                             ----  ----   ----
Denominator:
 Denominator for basic earnings per share -- weighted
  average shares...........................................  $48.1 $36.6 $ 34.7
 Effect of dilutive securities:
  Dilutive stock options outstanding.......................    0.8   0.4     --
  Nonvested stock..........................................    0.1   0.3     --
  Conversion of Series C preferred stock...................    1.5   1.6     --
  Conversion of Series D preferred stock...................     --   3.0     --
  Conversion of Series E preferred stock...................    3.2    --     --
                                                             ----- ----- ------
 Dilutive potential common shares..........................    5.6   5.3     --
 Denominator for dilutive earnings per share -- adjusted
  weighted average shares and assumed conversions..........   53.7  41.9   34.7
                                                             ===== ===== ======
Basic earnings (loss) per share before extraordinary
 items.....................................................  $1.84 $1.81 $(6.20)
                                                             ===== ===== ======
Basic earnings (loss) per share after extraordinary items..  $1.04 $1.74 $(6.20)
                                                             ===== ===== ======
Diluted earnings (loss) per share before extraordinary
 items.....................................................  $1.67 $1.67 $(6.20)
                                                             ===== ===== ======
Diluted earnings (loss) per share after extraordinary
 items.....................................................  $ .96 $1.61 $(6.20)
                                                             ===== ===== ======

  For additional disclosures regarding the Series C, Series D and Series E preferred stock, the employee stock options and nonvested stock shares, refer to Note 12, "Capital Stock and Preferred Share Purchase Rights," and Note 16, "Incentive Stock Plans".

  Convertible preferred securities (refer to Note 13, "Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures of the Company") redeemable for 11.2 million shares of common stock were outstanding for 1998 and a portion of 1997 but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

16. Incentive Stock Plans

  The Company's shareholders adopted stock option plans in 1976 and 1984 and performance incentive stock plans in 1989 and 1997. These plans provide generally for awarding restricted shares or granting options to purchase shares of the Company's common stock. Restricted shares entitle employees to all the rights of common stock shareholders, subject to certain transfer restrictions and to forfeiture in the event that the conditions for their vesting are not met. Options entitle employees to purchase shares at an exercise price not less than 100% of the fair market value on the grant date and expire after a five- or ten-year period as determined by the Board of Directors.

  Under the plans, awards vest from six months to five years after their date of grant, as determined by the Board of Directors at the time of grant. At December 31, 1998, there were 2,752,952 shares available for future grants under the plans.

  In October 1997, the Company met certain share price performance criteria under the 1989 Long-Term Incentive Plan which resulted in the recognition of $5.4 million in compensation expense relating to the vesting of restricted stock awards. The total compensation cost that has been charged to operations for vesting of restricted stock awards was $0.7 million, $9.0 million and $0.4 million in 1998, 1997 and 1996, respectively.

  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock awards. Accordingly, no compensation cost has been recognized for its stock option grants, as the exercise price of the Company's employee stock options equals the underlying stock price on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards

No. 123 (Statement 123) Accounting for Stock Based Compensation, the Company's net earnings (loss), in millions, and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                           1998  1997   1996
                                                           ----  ----   ----
   Net earnings (loss) as reported........................ $53.7 $69.4 $(206.3)
   Pro forma.............................................. $48.3 $70.7 $(207.1)
   Basic earnings (loss) per share as reported............ $1.04 $1.74 $ (6.20)
   Pro forma.............................................. $0.93 $1.78 $ (6.22)
   Diluted earnings (loss) per share as reported.......... $0.96 $1.61 $ (6.20)
   Pro forma.............................................. $0.86 $1.64 $ (6.22)

  Pro forma information regarding net income and earnings per share is required by Statement 123 as if the Company had accounted for its employee stock options under the fair value method. The fair value for options is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 6.5%; dividend yields of 0.2%, 1.5% and 2.3%; volatility factors of the expected market price of the Company's common stock of 30.1%, 27.2% and 11.2% and a weighted average expected life of the option of five years. The fair value of nonvested stock awards is equal to the market price of the stock on the date of the grant.

  Since the above pro forma disclosures of results are required to consider only grants awarded in 1995 and thereafter, the pro forma effects during this initial phase-in period may not be representative of the effects on the reported results for future years.

  The weighted-average fair value and the total number (in millions) of options granted was $22.36, $9.99 and $3.34, and 1.1, 0.9 and 0.3 for 1998,
1997 and 1996, respectively. The weighted-average fair value and total number (in millions) of nonvested stock awards granted was $53.52, $24.47 and $18.90 and 0.1, 0.1 and 0.2 for 1998, 1997 and 1996, respectively. All options and stock awards that are not vested at December 31, 1998, vest solely on employees' rendering additional service.

  The following table summarizes the activity relating to the Company's incentive stock plans:

                                                            Number     Weighted-
                                                           of Shares    Average
                                                         (In Millions)   Price
                                                         ------------- ---------
Outstanding at December 31, 1995........................      2.6       $22.02
 Options/stock granted..................................       .5        22.08
 Options exercised......................................       --           --
 Options/stock lapsed or canceled.......................      (.6)       22.32
                                                             ----       ------
Outstanding at December 31, 1996........................      2.5       $22.03
 Options/stock granted..................................      1.0        31.74
 Options exercised/stock vested.........................     (1.0)       21.94
 Options/stock lapsed or canceled.......................     (0.3)       22.29
                                                             ----       ------
Outstanding at December 31, 1997........................      2.2       $26.46
 Options/stock granted..................................      1.2        57.94
 Options exercised/stock vested.........................     (0.5)       21.85
 Options/stock lapsed or canceled.......................     (0.1)       31.49
                                                             ----       ------
Outstanding at December 31, 1998........................      2.8       $40.50
                                                             ====       ======
 Options exercisable at December 31, 1998...............      0.6       $30.11
                                                             ====       ======
 Options exercisable at December 31, 1997...............      0.9       $23.07
                                                             ====       ======
 Options exercisable at December 31, 1996...............      1.3       $22.50
                                                             ====       ======

  The following is a summary of the range of exercise prices for stock options that are outstanding and the amount of nonvested stock awards at December 31, 1998:

                                                             Weighted-Average
                                               Outstanding ---------------------
   Range                                         Awards    Price  Remaining Life
   -----                                       ----------- ------ --------------
   Options:
    $15.69-$23.50.............................     0.5     $21.79    3 years
    $23.51-$35.25.............................     0.7     $28.16    3 years
    $35.26-$52.87.............................     0.4     $42.12    5 years
    $52.88-$70.69.............................     1.1     $59.32    5 years
   Nonvested stock............................     0.1
                                                   ---
     Total....................................     2.8
                                                   ===

17. Postemployment Benefits

  The Company sponsors several defined benefit pension plans (Pension Benefits) and health care and life insurance benefits (Other Benefits) for certain employees around the world. The Company funds the Pension Benefits based on the funding requirements of federal and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to the employees.

  Components of net periodic benefit cost for the year ended December 31:

                                  United States Plans                International Plans
                         ------------------------------------------  ----------------------
                           Pension Benefits       Other Benefits       Pension Benefits
                         ----------------------  ------------------  ----------------------
                          1998    1997    1996   1998   1997   1996    1998    1997  1996
                          ----    ----    ----   ----   ----   ----    ----    ----  ----
                                           (Millions of Dollars)
Service cost............ $ 16.4  $  7.8  $  9.0  $ 4.4  $ 2.5  $2.8  $   26.7  $ 0.3 $ 0.4
Interest cost...........   29.9    14.0    15.0   19.2   10.5  10.8     100.7    1.9   2.5
Expected return on plan
 assets.................  (48.1)  (24.2)  (24.3)    --     --    --    (123.6)    --    --
Net amortization and
 deferral...............   (4.3)   (4.2)   (3.2)  (0.6)  (0.5) (0.5)       --     --    --
Curtailment loss
 (gains)................    1.6      --     3.7     --     --  (7.5)       --     --    --
                         ------  ------  ------  -----  -----  ----  --------  ----- -----
Net periodic (benefit)
 cost................... $ (4.5) $ (6.6) $  0.2  $23.0  $12.5  $5.6  $    3.8  $ 2.2 $ 2.9
                         ======  ======  ======  =====  =====  ====  ========  ===== =====

  Change in benefit obligation:

                                United States Plans            International Plans
                         ------------------------------------  ----------------------
                         Pension Benefits    Other Benefits      Pension Benefits
                         ------------------  ----------------  ----------------------
                           1998      1997     1998     1997       1998        1997
                           ----      ----     ----     ----       ----        ----
                                         (Millions of Dollars)
Benefit obligation at
 beginning of year...... $  197.2  $  211.1  $ 150.4  $ 150.8  $      26.6  $   34.5
Service cost............     16.4       7.8      4.4      2.5         26.7       0.3
Interest cost...........     29.9      14.0     19.2     10.5        100.7       1.9
Acquisitions............    496.7        --    297.3       --      1,834.3        --
Company contributions...       --        --       --       --         13.3        --
Benefits paid...........    (26.0)    (20.6)   (15.0)    (8.2)      (124.3)     (1.7)
Plan amendments.........      9.9        --       --       --           --        --
Actuarial gains and
 losses and changes in
 actuarial assumptions..      4.8        --     12.6     (5.2)       161.3      (3.5)
Settlements and
 curtailments...........    (11.4)    (15.1)      --       --           --      (4.9)
                         --------  --------  -------  -------  -----------  --------
Benefit obligation at
 end of year............ $  717.5  $  197.2  $ 468.9  $ 150.4  $   2,038.6  $   26.6
                         ========  ========  =======  =======  ===========  ========

  Change in plan assets:

                                 United States Plans            International Plans
                          ------------------------------------  ---------------------
                          Pension Benefits    Other Benefits     Pension Benefits
                          ------------------  ----------------  ---------------------
                            1998      1997     1998     1997       1998       1997
                            ----      ----     ----     ----       ----     ---------
                                          (Millions of Dollars)
Fair value of plan
 assets at beginning of
 year...................  $  293.7  $  262.6  $    --  $    --  $       --  $     --
Actual return on plan
 assets.................      25.3      61.8       --       --       157.6        --
Acquisitions............     487.1        --       --       --     1,918.4        --
Company contributions...       7.9       5.0       --       --        21.4       1.7
Benefits paid...........     (26.0)    (20.6)      --       --      (124.3)     (1.7)
Settlements and
 curtailments...........     (12.6)    (15.1)      --       --          --        --
                          --------  --------  -------  -------  ----------  --------
Fair value of plan
 assets at end of year..  $  775.4  $  293.7  $    --  $    --  $  1,973.1  $     --
                          ========  ========  =======  =======  ==========  ========
Funded status of the
 plan...................  $   57.9  $   96.5  $(468.9) $(150.4) $    (65.5) $  (26.6)
Unrecognized net asset
 at transition..........       0.3      (2.0)      --       --          --        --
Unrecognized net
 actuarial (gain) loss..     (30.1)    (60.3)     8.9     (3.8)      129.6       2.8
Unrecognized prior
 service cost...........      17.6       9.7     (2.9)    (3.5)         --        --
                          --------  --------  -------  -------  ----------  --------
Prepaid (accrued)
 benefit cost...........  $   45.7  $   43.9  $(462.9) $(157.7) $     64.1  $  (23.8)
                          ========  ========  =======  =======  ==========  ========

  Weighted-average assumptions as of December 31:

                                 United States Plans       International Plans
                           ---------------------------------------------------
                           Pension Benefits Other Benefits  Pension Benefits
                           ---------------------------------------------------
                             1998     1997   1998    1997     1998      1997
                             ----     ----   ----    ----     ----      ----
                                          (Millions of Dollars)
Discount rate.............     7.25%   7.5%   7.25%   7.5%      5.5-6%    6.5%
Expected return on plan
 assets...................       10%    10%      --     --        7.5%      --
Rate of compensation
 increase.................   4.25-5%   4.5%      --     --    2.5-3.9%    2.5%

  Amounts applicable to the Company's pension plans with accumulated benefit obligations in excess of plan assets are as follows:

United States Plans                                                 1998  1997
-------------------                                                 ----  ----
Projected benefit obligation...................................... $138.1 $56.4
Accumulated benefit obligation....................................  137.9  55.5
Fair value of plan assets.........................................  126.6  49.9

International Plans                                                 1998  1997
-------------------                                                 ----  ----
Projected benefit obligation...................................... $180.0 $26.6
Accumulated benefit obligation....................................  171.0  26.6
Fair value of plan assets.........................................     --    --

  Amounts recognized in the balance sheet consist of:

                                           Pension Benefits   Other Benefits
                                           ------------------ ----------------
                                             1998     1997     1998     1997
                                             ----     ----     ----     ----
Prepaid (accrued) benefit cost............ $  109.8  $  20.1  $(462.9) $(157.7)
Accrued benefit liability.................    (12.7)    (1.3)      --       --
Intangible asset..........................      7.3      1.1       --       --
Accumulated other comprehensive income....      3.4      0.1       --       --
                                           --------  -------  -------  -------
Net amount recognized..................... $  107.8  $  20.0  $(462.9) $(157.7)
                                           ========  =======  =======  =======

  At December 31, 1998, the assumed annual health care cost trend used in measuring the APBO approximated 7.1% in 1998, declining to 6.7% in 1999 and to an ultimate annual rate of 5.5% estimated to be achieved in 2009. Increasing the assumed cost trend rate by 1% each year would have increased the APBO by approximately 11.5% and 8.3% at December 31, 1998 and 1997, respectively. Aggregate service and interest costs would have increased by approximately 13.3% for 1998 and 9.4% for 1997 and 1996.

18. Income Taxes

  Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of earnings (loss) before income taxes and extraordinary items consisted of the following:

                                                           1998   1997   1996
                                                           ----   ----   ----
                                                              (Millions of
                                                                Dollars)
   Domestic.............................................. $(73.4) $50.1 $ (88.3)
   International.........................................  258.9   49.4  (140.4)
                                                          ------  ----- -------
                                                          $185.5  $99.5 $(228.7)
                                                          ======  ===== =======

  Significant components of the provision for income taxes (tax benefit) are as follows:

                                                            1998   1997   1996
                                                            ----   ----   ----
                                                              (Millions of
                                                                Dollars)
   Current:
    Federal............................................... $(12.1) $ 9.6 $ (4.0)
    State and local.......................................   10.0    0.2    2.3
    International.........................................   65.4    6.6    6.3
                                                           ------  ----- ------
      Total current.......................................   63.3   16.4    4.6
   Deferred:
   Federal................................................   33.0    6.1  (25.2)
   State and local........................................    2.1    0.7   (1.8)
   International..........................................   (4.8)   4.3     --
                                                           ------  ----- ------
      Total deferred......................................   30.3   11.1  (27.0)
                                                           ------  ----- ------
                                                           $ 93.6  $27.5 $(22.4)
                                                           ======  ===== ======

  The reconciliation of income taxes (tax benefit) computed at the United States federal statutory tax rate to income tax expense (benefit) is:

                                                        1998   1997    1996
                                                        ----   ----    ----
                                                          (Millions of
                                                            Dollars)
   Income taxes (tax benefits) at United States
    statutory rate.................................... $ 64.9  $34.9  $(80.1)
   Tax effect from:
    State income taxes................................    7.9    0.8     0.7
    Foreign operations, net of foreign tax credits....    5.6   (2.7)   55.9
    Sale of international retail/wholesale
     operations.......................................  (11.5)  (6.8)     --
    Goodwill amortization.............................   19.7     --      --
    Purchased in-process research and development.....    6.5     --      --
    Tax credits and other.............................    0.5    1.3     1.1
                                                       ------  -----  ------
                                                       $ 93.6  $27.5  $(22.4)
                                                       ======  =====  ======

  The following table summarizes the Company's total provision for income taxes/(tax benefits):

                                                          1998   1997    1996
                                                          ----   ----    ----
                                                            (Millions of
                                                              Dollars)
   Income tax expense (benefit)......................... $ 93.6  $27.5  $(22.4)
   Extraordinary items..................................  (19.8)  (1.5)     --
   T&N Bearings Divestiture.............................   56.1     --      --
   Allocated to equity:
    Currency translation................................   15.3   (3.6)   (4.9)
    Preferred dividends.................................   (1.2)  (1.3)   (1.5)
    Incentive stock plans...............................   (3.9)  (3.4)     --
    Investment securities...............................     --   (0.6)    0.8
    Other...............................................    0.2    1.2     0.7
                                                         ------  -----  ------
                                                         $140.3  $18.3  $(27.3)
                                                         ======  =====  ======

  Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                               1998     1997
                                                               ----     ----
                                                               (Millions of
                                                                 Dollars)
   Deferred tax assets:
    Asbestos................................................. $ 429.1  $   --
    Postemployment benefits..................................   165.2    58.2
    Net operating loss carryforwards of international
     subsidiaries............................................   121.5    45.0
    Restructuring reserves...................................    98.8      --
    Inventory basis..........................................    34.2    10.3
    Allowance for doubtful accounts..........................    15.2    11.3
    Other temporary differences..............................    96.2    52.0
                                                              -------  ------
      Total deferred tax assets..............................   960.2   176.8
   Valuation allowance for deferred tax assets...............   (66.2)  (44.4)
                                                              -------  ------
      Net deferred tax assets................................   894.0   132.4
                                                              -------  ------
   Deferred tax liabilities:
    Fixed asset basis differences............................  (379.4)  (50.5)
    Intangible asset basis differences.......................  (326.2)     --
    Deferred gains...........................................  (130.0)     --
    Pension..................................................    (6.9)  (17.3)
                                                              -------  ------
      Total deferred tax liabilities.........................  (842.5)  (67.8)
                                                              -------  ------
                                                              $  51.5  $ 64.6
                                                              =======  ======

  Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

                                                               1998     1997
                                                               ----     ----
                                                               (Millions of
                                                                 Dollars)
   Assets:
    Prepaid expenses and income tax benefits................. $ 187.3  $ 46.6
    Noncurrent assets........................................      --    26.7
   Liabilities:
    Other current accrued liabilities........................      --    (4.2)
    Other long-term accrued liabilities......................  (135.8)   (4.5)
                                                              -------  ------
                                                              $  51.5  $ 64.6
                                                              =======  ======

  Income taxes paid in 1998, 1997 and 1996 were $34.7 million, $2.6 million and $6.7 million, respectively.

  Undistributed earnings of the Company's international subsidiaries amounted to approximately $229 million at December 31, 1998 and $77 million at December 31, 1997. Since these earnings are considered by the Company to be permanently reinvested, no taxes were provided in 1998 or 1997. Upon distribution of these earnings, the Company would be subject to United States income taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability on the distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

  At December 31, 1998, the Company has $159 million in net operating loss carryforwards in the United Kingdom and Germany with no expiration date or valuation allowance. Also, the Company has $174 million of additional foreign net operating loss carryforwards with a full valuation allowance and various expiration dates. Included in the previous amounts are $145 million of net operating loss carryforwards acquired with the purchases of T&N, Cooper Automotive and Fel-Pro. A valuation allowance was recorded on $64 million of these purchased net operating loss carryforwards, thereby increasing the balance in the valuation allowance reserve for 1998. The reduction in these valuation allowances, if any, will be applied to reduce goodwill related to the respective acquisitions.

19. Operations By Industry Segment and Geographic Area

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (Statement 131), Disclosures about Segments of an Enterprise and Related Information, for the year ended December 31, 1998. Statement 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products, services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company, in deciding how to allocate resources and in assessing performance.

  The Company operates in three fundamental business segments (excluding Divested Activities): Powertrain Systems, Sealing Systems and General Products.

  Powertrain Systems, which consist of internal engine components directly involved in creating a vehicle's movement. These components consist primarily of engine bearings, bushings, pistons, piston pins, rings, liners and ignition products.

  Sealing Systems, which provide for the encapsulation of fluids and gases from the engine, transmission and axle and also prevent external objects from entering the systems. They consist of dynamic seals (found between components that move in relation to one another) and gaskets (located between components that are static in relation to one another).

  General Products, which consist of the Company's remaining product lines, primarily camshafts, sintered products (engine components made from powdered metal), chassis components and systems protection products (used for shielding against heat, noise, abrasion and stone impingement) and friction products.

  Divested Activities include the historical operating results and assets of aftermarket operations in South Africa, Australia, Chile and its heavy wall bearing operations in Germany and Brazil which were sold or closed in 1997. During 1996, the Company divested its United States ball bearings and electrical products manufacturing operations. In addition, the Company divested its minority interest in G. Bruss GmbH & Co. (refer to Note 3, "Sales of Businesses").

  The accounting policies of the business segments are consistent with those described in the summary of significant accounting policies. The Company evaluates segmental performance based on several factors, including both Economic Value Added (EVA) and Operational EBIT, as defined as Operational Earnings before certain nonrecurring items (such as certain purchase accounting adjustments and integration costs associated with new acquisitions), interest and income taxes. Pursuant to Statement 131, Operational EBIT for each segment is shown below, as it is most consistent with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements.

                                                        1998    1997    1996
                                                        ----    ----    ----
                                                           (Millions of
                                                             Dollars)
   Net Sales:
    Powertrain Systems................................ $1,883  $  782  $  739
    Sealing Systems...................................    925     333     295
    General Products..................................  1,636     577     665
    Divested Activities...............................     25     115     334
                                                       ------  ------  ------
      Total........................................... $4,469  $1,807  $2,033
                                                       ======  ======  ======
                                                        1998    1997    1996
                                                        ----    ----    ----
                                                           (Millions of
                                                             Dollars)
   Operational EBIT:
    Powertrain Systems................................ $  223  $   68  $   75
    Sealing Systems...................................    133      26       9
    General Products..................................    154      44      31
    Divested Activities...............................     (8)      1     (22)
                                                       ------  ------  ------
      Total........................................... $  502  $  139  $   93
                                                       ======  ======  ======
                                                        1998    1997    1996
                                                        ----    ----    ----
                                                           (Millions of
                                                             Dollars)
   Reconciliation:
    Total segments operational EBIT................... $  502  $  139  $   93
    Net interest and other financing costs............   (233)    (29)    (39)
    Restructuring, impairment and other special
     charges..........................................    (20)    (10)   (283)
    Acquisition related costs.........................    (63)     --      --
                                                       ------  ------  ------
      Earnings (loss) before income taxes and
       extraordinary item............................. $  186  $  100  $ (229)
                                                       ======  ======  ======
                                                        1998    1997    1996
                                                        ----    ----    ----
                                                           (Millions of
                                                             Dollars)
   Assets:
    Powertrain Systems................................ $3,590  $  786  $  608
    Sealing Systems...................................  1,640     382     243
    General Products..................................  4,687     508     456
    Divested Activities...............................     23     126     148
                                                       ------  ------  ------
      Total........................................... $9,940  $1,802  $1,455
                                                       ======  ======  ======

                                                                  1998 1997 1996
                                                                  ---- ---- ----
                                                                   (Millions of
                                                                     Dollars)
   Capital Expenditures:
    Powertrain Systems........................................... $116 $28  $25
    Sealing Systems..............................................   33  13   10
    General Products.............................................   80   9   10
    Divested Activities..........................................   --  --    9
                                                                  ---- ---  ---
      Total...................................................... $229 $50  $54
                                                                  ==== ===  ===

                                                                  1998 1997 1996
                                                                  ---- ---- ----
                                                                   (Millions of
                                                                     Dollars)
   Depreciation and Amortization:
    Powertrain Systems........................................... $104 $28  $27
    Sealing Systems..............................................   43  11   10
    General Products.............................................   81  12   14
    Divested Activities..........................................   --   1   11
                                                                  ---- ---  ---
      Total...................................................... $228 $52  $62
                                                                  ==== ===  ===

  Included in the consolidated financial statements are amounts relating to geographic locations listed below. This geographic information is based on the location of Federal-Mogul operations.

                                                                 Net Property,
                                                                     Plant
                                                Net Sales        and Equipment
                                           -------------------- ----------------
                                            1998   1997   1996   1998  1997 1996
                                            ----   ----   ----   ----  ---- ----
                                                   (Millions of Dollars)
United States............................. $2,345 $1,111 $1,177 $1,422 $166 $169
Mexico....................................    124     87     73     30    7    7
Canada....................................     76     58     57     39    1    1
                                           ------ ------ ------ ------ ---- ----
   Total North America....................  2,545  1,256  1,307  1,491  174  177
United Kingdom............................    516     21     18    312    9   11
Germany...................................    478    126    175    318  105  127
France....................................    327     33     35    113    9   10
Italy.....................................    200     71     81     77    9   11
Other Europe..............................    188    117    122     62    3    4
                                           ------ ------ ------ ------ ---- ----
   Total Europe...........................  1,709    368    431    882  135  163
Rest of World.............................    215    183    295    104    5   10
                                           ------ ------ ------ ------ ---- ----
   Total.................................. $4,469 $1,807 $2,033 $2,477 $314 $350
                                           ====== ====== ====== ====== ==== ====

20. Litigation and Environmental Matters

T&N Asbestos Litigation

  In the United States, the Company's United Kingdom subsidiary, T&N Ltd., and two of T&N's United States subsidiaries (the "T&N Companies") are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and to property damage litigation in the United States based upon asbestos products allegedly installed in buildings. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many such claims may be made nor the expenditure which may arise therefrom. As of December 31, 1998, the Company has provided approximately $1.3 billion as its best estimate for future costs related to resolving asbestos claims. The Company estimates claims will be filed and paid in excess of the next 20 years. This estimate is based in part on recent and historical claims experience, medical information and the current legal environment.

  As of December 31, 1998, the T&N Companies had approximately 105,000 claims pending. During 1998, approximately 85,000 new claims were filed and 54,000 claims were settled, dismissed or otherwise resolved. In addition to the pending cases above, the T&N Companies have approximately 41,000 claims that have been settled but will be paid over time. There are a number of factors that could impact the settlement costs into the future, including but not limited to: changes in legal environment; possible insolvency of co-defendants; and the establishment of an acceptable administrative (non-litigation) claims resolution mechanism.

  As of December 31, 1998, T&N is one of a large number of defendants named in three pending property damage cases pending in two jurisdictions. Provision has been made in the asbestos reserve for anticipated expenditures in relation to such cases.

  The $1.3 billion total provision held for the T&N Companies is comprised of an estimate for known claims (pending and settled but not paid) and possible future claims (IBNR). As of December 31, 1998, the $1.3 billion total provision is comprised of approximately $460 million related to known claims and approximately $840 million related to IBNR claims.

  In arriving at the IBNR provision, assumptions have been made regarding the total number of claims which it is anticipated may be received in the future, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims and the timing of settlement and, in the United Kingdom, the level of subrogation claims brought by insurance companies.

  The T&N Companies have appointed the Center for Claims Resolution (CCR) as their exclusive representative in relation to all asbestos-related personal injury claims made against the T&N Companies in the United States. The CCR provides to its 20 member companies a litigation defense, claims-handling and administration service in respect to United States asbestos-related disease claims. Pursuant to the CCR Producer Agreement, T&N is entitled to appoint a representative as one of the five voting directors on the CCR's Board of Directors. Members of the CCR contribute towards indemnity payments in each claim in which the member is named. Contributions to such indemnity payments are calculated on a case by case basis according to sharing agreements among the CCR's members.

  In 1996, T&N purchased a (Pounds)500 million (approximately $845 million at the insurance agreement exchange rate of $1.69/(Pounds)) layer of insurance which will be triggered should the aggregate amount of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed (Pounds)690 million (approximately $1,166 million at the $1.69/(Pounds) exchange rate). The Company's reserve for claims filed after June 30, 1996, approximates to the trigger point of the insurance.

  The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded at this time that there is little risk of the reinsurers not being able to meet their obligation to pay, should the claims filed after June 30, 1996 exceed the (Pounds)690 million trigger point.

  While management believes that reserves are appropriate for anticipated losses arising from T&N's asbestos-related claims, given the nature and complexity of the factors affecting the estimated liability, the actual liability may differ. No absolute assurances can be given that T&N will not be subject to material additional liabilities and significant additional litigation relating to asbestos. In the possible, but unlikely, event that such liabilities exceed the reserves recorded by the Company and the additional (Pounds)500 million of insurance coverage, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected. The T&N Companies reserves will be reevaluated periodically as additional information becomes available.

Federal-Mogul, Fel-Pro and Cooper Automotive Asbestos Litigation

  The Company also is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. Fel-Pro has been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products sold to ship owners. In addition, subsidiaries of Cooper Automotive have been named as defendants in a number of product liability cases involving asbestos, primarily involving friction products. The Company is defending all such claims vigorously and believes that it, Fel-Pro and the Cooper Automotive subsidiaries have substantial defenses to liability and adequate insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company, Fel-Pro and the Cooper Automotive subsidiaries as of December 31, 1998, will not have a material effect on the Company's financial position. At December 31, 1998, approximately $20 million in related reserves have been provided in respect of the possible uninsured portion of the expenditures on asbestos claims pending against the Company, Fel-Pro and the Cooper Automotive subsidiaries.

Other

  The Company is involved in various other legal actions and claims, directly and through its subsidiaries (including T&N Limited and Fel-Pro). After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that its outcomes are not reasonably likely to have a material adverse affect on the Company's financial position, operating results or cash flows.

  The Company is a defendant in lawsuits filed in various jurisdictions pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other similar federal or state environmental laws which require responsible parties to pay for cleaning up contamination resulting from hazardous wastes which were discharged into the environment by them or by others to which they sent such wastes for disposition. In addition, the Company has been notified by the United States Environmental Protection Agency and various state agencies that it may be a potentially responsible party (PRP) under such law for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. At most of the sites that are likely to be costliest to clean up, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company's exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERLCA and some of the other laws pertaining to these sites, the Company's share of the total waste is usually quite small; the other companies which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly owned companies; and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental and legal reserve was approximately $50 million at December 31, 1998 and $11 million at December 31, 1997. The majority of the 1998 increase is attributable to the acquisitions of T&N and Cooper Automotive. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect of such matters.

21. Quarterly Financial Data (Unaudited)

                                First(1) Second(2)  Third(3) Fourth(4)    Year
                                -------- ---------  -------- ---------    ----
                                    (Millions of Dollars, Except Per Share
                                                   Amounts)
Year ended December 31, 1998:
 Net sales.....................  $658.0  $1,214.0   $1,121.2 $1,475.5   $4,468.7
 Gross margin..................   161.3     317.4      292.9    406.9    1,178.5
 Net earnings before
  extraordinary items..........    (7.2)     28.4       34.6     36.1       91.9
 Extraordinary item--loss on
  early retirement of debt, net
  of tax benefit...............      --     (31.3)        --     (6.9)     (38.2)
 Net earnings (loss)...........    (7.2)     (2.9)      34.6     29.2       53.7
 Diluted earnings per share....    (.20)     (.07)       .58      .48        .96
Stock price
 High..........................  $54.37  $  69.25   $  72.00 $  63.00
 Low...........................  $39.00  $  52.62   $  46.62 $  33.00

                                 First   Second(5)   Third   Fourth(6)    Year
                                 -----   ---------   -----   ---------    ----
                                    (Millions of Dollars, Except Per Share
                                                   Amounts)
Year ended December 31, 1997:
 Net sales.....................  $485.6  $  481.8   $  424.2 $  415.0   $1,806.6
 Gross margin..................   112.1     115.3      102.8     94.6      424.8
 Net earnings before
  extraordinary item...........    13.9      28.5       17.4     12.2       72.0
 Extraordinary item--loss on
  early retirement of debt, net
  of tax benefit...............      --      (2.6)        --       --       (2.6)
 Net earnings..................    13.9      25.9       17.4     12.2       69.4
 Diluted earnings per share....     .32       .61        .40      .28       1.61
Stock price
 High..........................  $26.75  $  35.38   $  39.94 $  47.63
 Low...........................  $21.63  $  24.50   $  32.75 $  36.75

------------------
Dividends on the capital stock of the Company are payable at the discretion of the Company's Board of Directors. In May 1998, the Board of Directors reduced the quarterly dividend from $.12 per share and subsequently declared cash dividends payable in the second, third and fourth quarters of 1998 in the amount of $.0025 per share of common stock. The Company, consistent with its growth strategy, intends to retain future earnings in the business and therefore anticipates paying dividends at a comparable level in the foreseeable future.

(1) Includes an $18.6 million charge for purchased in-process research and development, a $10.5 million restructuring charge, a $19.0 million net charge for an adjustment of assets held for sale and other long-lived assets to fair value and $1.0 million of integration costs.

(2) Includes $3.7 million of integration costs.

(3) Includes $9.0 million of integration costs and a $6.6 million restructuring credit.

(4) Includes a $3.4 million net restructuring charge and $8.7 million of integration costs.

(5) Includes an income tax benefit of $6.8 million related to the sales of the South African and Australian businesses.

(6) Includes $1.1 million for a net restructuring credit, a $2.4 million charge for adjustment of assets held for sale to fair value, a $1.6 million credit for reengineering and other related charges, and a $10.5 million charge related to the British pound currency option.

22.  CONSOLIDATING CONDENSED FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

  Certain subsidiaries of the Company (as listed below, collectively the "Guarantor Subsidiaries") have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company's Senior Credit Agreement with the Chase Manhattan Bank, NA ("Chase").

T&N HOLDING COMPANIES
Federal-Mogul Dutch Holdings Inc.
Federal-Mogul UK Holdings Inc.
Federal-Mogul UK Holdings Limited
Federal-Mogul Global Inc.

FEDERAL-MOGUL SUBSIDIARIES
Federal-Mogul Venture Corporation
Federal-Mogul Global Properties Inc.
Carter Automotive Company
Federal-Mogul Worldwide Inc.

COOPER AUTOMOTIVE SUBSIDIARIES
Federal-Mogul Ignition Company
Federal-Mogul Products, Inc.
Federal-Mogul Aviation, Inc.

  The Company issued notes in 1998 which are guaranteed by the Guarantor Subsidiaries. The Guarantor Subsidiaries also guarantee the Company's previously existing publicly registered Medium-term notes and Senior notes.

  The T&N Holding Companies (as listed above) are wholly owned subsidiaries of the Company and were incorporated in January 1998 in order to effectuate the Company's acquisition of T&N plc. These subsidiaries have no operations and act solely as holding companies of subsidiaries which have guaranteed fully and unconditionally on a joint and several basis, the obligation to pay principal and interest of the Notes, Medium-term notes and Senior notes. (the "Guarantees").

  In addition, certain other wholly owned subsidiaries of the Company, the Federal-Mogul Subsidiaries (as listed above), will provide the Guarantees. The Federal-Mogul Subsidiaries are included in the Company's consolidated financial statements for all periods.

  The Cooper Automotive Subsidiaries (as listed above) acquired on October 9, 1998, are wholly owned subsidiaries of the Company and also will provide the Guarantees.

  In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying audited consolidating condensed financial statements based on the Company's understanding of the Securities and Exchange Commission's interpretation and application of Rule 3-10 of the Securities and Exchange Commission's Regulation S-X and Staff Accounting Bulletin 53. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

                           FEDERAL-MOGUL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                               December 31, 1998
                             (Millions of Dollars)

                                   (Unconsolidated)
                          ------------------------------------
                                     Guarantor   Non-Guarantor
                           Parent   Subsidiaries Subsidiaries  Eliminations Consolidated
                          --------  ------------ ------------- ------------ ------------
Net sales...............  $1,285.7    $ 437.4      $2,896.2      $(150.6)     $4,468.7
Cost of products sold...     907.8      309.1       2,223.9       (150.6)      3,290.2
                          --------    -------      --------      -------      --------
  Gross margin..........     377.9      128.3         672.3          --        1,178.5
Selling, general and
 administrative
 expenses...............     293.9       74.8         272.1          --          640.8
Amortization............      21.5        9.1          53.2          --           83.8
Purchased in-process
 research and
 development charge.....       --         --           18.6          --           18.6
Restructuring charges ..       7.3        --                         --            7.3
Adjustment of assets
 held for sale and other
 long-lived assets to
 fair value.............      19.0        --                         --           19.0
Integration costs.......       5.5        --           16.9          --           22.4
Interest expense........     215.0        1.5         221.4       (233.9)        204.0
Interest income.........     (60.8)    (107.2)       (76.5)        233.9         (10.6)
International currency
 exchange (losses)......       1.0        1.1           2.6          --            4.7
Net (gain) loss on
 British pound currency
 option and forward
 contract...............     (13.3)       --            --           --          (13.3)
Other expense (income),
 net....................      (1.4)     (22.2)         39.9          --           16.3
                          --------    -------      --------      -------      --------
  Earnings (loss) before
   income taxes and
   extraordinary items..    (109.8)     171.2         124.1          --          185.5
Income tax expense .....      20.6        1.3          71.7          --           93.6
                          --------    -------      --------      -------      --------
  Net earnings (loss)
   before extraordinary
   item.................    (130.4)     169.9          52.4          --           91.9
Extraordinary items--
 loss on early
 retirement of debt, net
 of applicable income
 tax benefit............      19.3        --           18.9          --           38.2
                          --------    -------      --------      -------      --------
  Net earnings (loss)
   before equity in
   earnings (loss) of
   subsidiaries.........  $ (149.7)   $ 169.9      $   33.5      $   --       $   53.7
Equity in earnings
 (loss) of
 subsidiaries...........     203.4       74.7           --        (278.1)          --
                          --------    -------      --------      -------      --------
Net earnings............  $   53.7    $ 244.6      $   33.5      $(278.1)     $   53.7
                          ========    =======      ========      =======      ========

                           FEDERAL-MOGUL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                               DECEMBER 31, 1997
                             (MILLIONS OF DOLLARS)

                            (UNCONSOLIDATED)
                          ----------------------     NON-
                                     GUARANTOR    GUARANTOR
                           PARENT   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          --------  ------------ ------------ ------------ ------------
Net sales...............  $1,092.4     $ --         $776.3       $(62.1)     $1,806.6
Cost of products sold...     839.4       --          604.5        (62.1)      1,381.8
                          --------     -----        ------       ------      --------
  Gross margin..........     253.0       --          171.8          --          424.8
Selling, general and
 administrative
 expenses...............     178.8      (0.2)         97.4          --          276.0
Amortization............       7.8                     1.1          --            8.9
Restructuring credits...      (1.1)      --                         --           (1.1)
Reengineering and other
 related charges
 (credits)..............      (1.6)      --            --           --           (1.6)
Adjustment of assets
 held for sale and other
 long-lived assets to
 fair value.............       2.4       --                         --            2.4
Interest expense........      27.5                     9.8         (4.0)         33.3
Interest income.........     (11.1)                                 4.0          (7.1)
International currency
 exchange (losses)......       9.7       --           (9.1)         --            0.6
Net (gain) loss on
 British pound currency
 option and forward
 contract...............      10.5       --            --           --           10.5
Other expense (income),
 net....................      16.1     (15.5)          2.8          --            3.4
                          --------     -----        ------       ------      --------
  Earnings (loss) before
   income taxes and
   extraordinary items..      14.0      15.7          69.8          --           99.5
Income tax expense .....       5.8       5.3          16.4          --           27.5
                          --------     -----        ------       ------      --------
  Net earnings (loss)
   before extraordinary
   item.................       8.2      10.4          53.4          --           72.0
Extraordinary items--
 loss on early
 retirement of debt, net
 of applicable income
 tax benefit............       2.6       --            --           --            2.6
                          --------     -----        ------       ------      --------
  Net earnings before
   equity in earnings
   (loss) of
   subsidiaries.........  $    5.6     $10.4        $ 53.4       $  --       $   69.4
Equity in earnings
 (loss) of
 subsidiaries...........      63.8       --            --         (63.8)          --
                          --------     -----        ------       ------      --------
Net earnings............  $   69.4     $10.4        $ 53.4       $(63.8)     $   69.4
                          ========     =====        ======       ======      ========

                           FEDERAL-MOGUL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                               DECEMBER 31, 1996
                             (MILLIONS OF DOLLARS)

                            (UNCONSOLIDATED)
                          ----------------------     NON-
                                     GUARANTOR    GUARANTOR
                           PARENT   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          --------  ------------ ------------ ------------ ------------
Net sales...............  $1,200.0     $  --        $898.6       $(65.9)     $2,032.7
Cost of products sold...   1,027.5        0.4        698.5        (65.9)      1,660.5
                          --------     ------       ------       ------      --------
  Gross margin..........     172.5       (0.4)       200.1          --          372.2
Selling, general and
 administrative
 expenses...............     196.7        --         123.3          --          320.0
Amortization............      10.0        --           2.0          --           12.0
Restructuring charges ..      57.6        --           --           --           57.6
Reengineering and other
 related charges
 (credits)..............      11.4        --           --           --           11.4
Adjustment of assets
 held for sale and other
 long-lived assets to
 fair value.............     151.3        --                        --          151.3
Interest expense........      33.0        --          20.3         (8.9)         44.4
Interest income.........     (11.8)       --           --           8.9          (2.9)
International currency
 exchange (losses)......       2.4                     1.3          --            3.7
Other expense (income),
 net....................     (18.8)     (17.3)        39.5          --            3.4
                          --------     ------       ------       ------      --------
  Earnings (loss) before
   income taxes and
   extraordinary items..    (259.3)      16.9         13.7          --         (228.7)
Income tax expense
 (benefit)..............     (50.9)       5.7         22.8          --          (22.4)
                          --------     ------       ------       ------      --------
  Net earnings (loss)
   before equity in
   earnings (loss) of
   subsidiaries.........  $ (208.4)    $ 11.2       $ (9.1)      $  --       $ (206.3)
Equity in earnings
 (loss) of
 subsidiaries...........       2.1        --           --          (2.1)          --
                          --------     ------       ------       ------      --------
Net earnings............  $ (206.3)    $ 11.2       $ (9.1)      $ (2.1)     $ (206.3)
                          ========     ======       ======       ======      ========

                           FEDERAL-MOGUL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING CONDENSED BALANCE SHEET

                               DECEMBER 31, 1998
                             (MILLIONS OF DOLLARS)

                           (UNCONSOLIDATED)
                         ----------------------     NON-
                                    GUARANTOR    GUARANTOR
                          PARENT   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                         --------  ------------ ------------ ------------ ------------
ASSETS
Cash and equivalents.... $   25.3    $   20.7     $   31.2          --      $   77.2
Accounts receivable.....     13.9       395.9        615.2          --       1,025.0
Investment in accounts
 receivable
 securitization.........      --          --          91.1          --          91.1
Inventories.............    186.8       441.2        440.6          --       1,068.6
Prepaid expenses and
 income tax benefits....     52.9       174.9        109.9          --         337.7
                         --------    --------     --------    ---------     --------
Total current assets....    278.9     1,032.7      1,288.0          --       2,599.6
Property, plant and
 equipment..............    230.0       684.7      1,562.8          --       2,477.5
Goodwill................    589.4       676.4      2,132.6          --       3,398.4
Other intangible
 assets.................     44.6       423.6        418.2          --         886.4
Investment in
 subsidiaries...........  5,114.7     1,666.7          --      (6,781.4)         --
Intercompany accounts,
 net....................   (515.2)    1,208.2       (693.0)         --           --
Other non current
 assets.................    103.0        51.9        423.3          --         578.2
                         --------    --------     --------    ---------     --------
Total Assets............ $5,845.4    $5,744.2     $5,131.9    $(6,781.4)    $9,940.1
                         ========    ========     ========    =========     ========
LIABILITIES
Short-term debt,
 including current
 portion of long-term
 debt................... $   90.7    $   16.0     $  104.3          --      $  211.0
Accounts payable........     82.0       149.5        266.9          --         498.4
Accrued compensation....     71.9       117.0         11.4          --         200.3
Restructuring and
 rationalization
 reserves...............      5.8         --         173.1          --         178.9
Current portion of
 asbestos liability.....      --          --         125.0          --         125.0
Income taxes payable....     21.7        24.3         96.2          --         142.2
Other accrued
 liabilities............    271.4       115.7        286.6          --         673.7
                         --------    --------     --------    ---------     --------
Total current
 liabilities............    543.5       422.5      1,063.5          --       2,029.5
Long-term debt..........  3,077.2         1.2         52.3          --       3,130.7
Long-term portion of
 asbestos liability.....      --         20.0      1,156.7          --       1,176.7
Postemployment
 benefits...............    218.2       207.6        251.2          --         677.0
Other accrued
 liabilities............     12.2       255.0         59.8          --         327.0
Minority interest in
 consolidated
 subsidiaries...........      8.1         1.5         28.4          --          38.0
Company-obligated
 mandatorily redeemable
 preferred securities of
 solely convertible
 subordinated debentures
 of the Company.........      --          --         575.0          --         575.0
Shareholders' equity....  1,986.2     4,836.4      1,945.0     (6,781.4)     1,986.2
                         --------    --------     --------    ---------     --------
Total Liabilities and
 Shareholders' Equity... $5,845.4    $5,744.2     $5,131.9    $(6,781.4)    $9,940.1
                         ========    ========     ========    =========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING CONDENSED BALANCE SHEET

                               December 31, 1997
                             (Millions of Dollars)

                          (Unconsolidated)
                         --------------------
                                                  Non-
                                  Guarantor    Guarantor
                         Parent  Subsidiaries Subsidiaries Eliminations Consolidated
                         ------  ------------ ------------ ------------ ------------
ASSETS
Cash and equivalents.... $504.9     $ 0.1       $   36.4         --       $  541.4
Accounts receivable.....   47.1       --           111.8         --          158.9
Investment in accounts
 receivable
 securitization.........    --        --            48.7         --           48.7
Inventories.............  166.3       --           110.7         --          277.0
Prepaid expenses and
 income tax benefits....   99.9       --            13.3         --          113.2
                         ------     -----       --------     -------      --------
Total current assets....  818.2       0.1          320.9         --        1,139.2
Property, plant and
 equipment..............  162.5       2.0          149.4         --          313.9
Goodwill................  107.0       --            36.8         --          143.8
Other intangible
 assets.................   28.3       --            20.1         --           48.4
Investment in
 subsidiaries...........  503.1       5.8                     (508.9)          --
Intercompany accounts,
 net.................... (702.8)      9.7          693.1         --            --
Other non current
 assets.................   61.9       --            94.9         --          156.8
                         ------     -----       --------     -------      --------
Total Assets............ $978.2     $17.6       $1,315.2     $(508.9)     $1,802.1
                         ======     =====       ========     =======      ========
LIABILITIES
Short-term debt,
 including current
 portion of long-term
 debt................... $ 16.8     $ --        $   11.8     $   --       $   28.6
Accounts payable........   60.5       --            41.8         --          102.3
Accrued compensation....   27.7       --             9.1         --           36.8
Restructuring and
 rationalization
 reserves...............   22.3       --            11.6         --           33.9
Income taxes payable....   10.2       --             --          --           10.2
Other accrued
 liabilities............   27.1      13.3           77.4         --          117.8
                         ------     -----       --------     -------      --------
Total current
 liabilities............  164.6      13.3          151.7         --          329.6
Long-term debt..........  266.7       --             6.4         --          273.1
Postemployment
 benefits...............  164.0       --            26.9         --          190.9
Other accrued
 liabilities............              --            50.6         --           50.6
Minority interest in
 consolidated
 subsidiaries...........   13.6       --             --          --           13.6
Company-obligated
 mandatorily redeemable
 preferred securities of
 solely convertible
 subordinated debentures
 of the Company.........    --                     575.0         --          575.0
Shareholders' equity....  369.3       4.3          504.6      (508.9)        369.3
                         ------     -----       --------     -------      --------
Total Liabilities and
 Shareholders' Equity... $978.2     $17.6       $1,315.2     $(508.9)     $1,802.1
                         ======     =====       ========     =======      ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                               DECEMBER 31, 1998
                             (MILLIONS OF DOLLARS)

                            (UNCONSOLIDATED)
                         -----------------------     NON-
                                     GUARANTOR    GUARANTOR
                          PARENT    SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                         ---------  ------------ ------------ ------------ ------------
  Net Cash Provided From
   Operating
   Activities........... $   131.5    $  122.0    $    72.0     $   --      $   325.5
Expenditures for
 property, plant and
 equipment..............     (37.4)       (7.6)      (183.5)         --        (228.5)
Proceeds from sale of
 business investments...       3.8         --          49.6          --          53.4
Proceeds from sale of
 options................       --          --          39.1          --          39.1
Business acquisitions,
 net of cash acquired...  (2,369.7)        --      (1,855.5)         --      (4,225.2)
                         ---------    --------    ---------     --------    ---------
  Net Cash Used By
   Investing
   Activities...........  (2,403.3)       (7.6)    (1,950.3)         --      (4,361.2)
Issuance of common
 stock..................   1,382.2         --           --           --       1,382.2
Proceeds from issuance
 of long-term debt......   6,197.5         --           --           --       6,197.5
Principal payments on
 long-term debt.........  (3,678.7)       (0.3)      (248.6)         --      (3,927.6)
Increase (decrease) in
 short-term debt........      73.9        10.5        (83.9)         --           0.5
Fees paid for debt
 issuance and other
 securities.............     (76.6)        --           --           --         (76.6)
Fees for early
 retirement of debt.....       --          --         (27.4)         --         (27.4)
Change in intercompany
 accounts...............      16.4    (1,689.2)     1,672.8          --           --
Contributions paid to
 affiliates.............  (2,150.1)     (565.4)         --       2,715.5          --
Contributions received
 from affiliates........       --      2,150.1        565.4     (2,715.5)         --
Investment in accounts
 receivable
 securitization.........      42.6         --           --           --          42.6
Dividends...............     (10.4)        --           --           --         (10.4)
Other...................      (4.6)        0.5        (5.2)          --          (9.3)
                         ---------    --------    ---------     --------    ---------
  Net Cash Provided From
   (Used By) Financing
   Activities...........   1,792.2       (93.8)     1,873.1          --       3,571.5
                         ---------    --------    ---------     --------    ---------
  Net Increase
   (Decrease) in Cash... $  (479.6)   $   20.6    $    (5.2)    $    --     $  (464.2)
                         =========    ========    =========     ========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                               DECEMBER 31, 1997
                             (MILLIONS OF DOLLARS)

                                 (UNCONSOLIDATED)
                              -----------------------
                                          GUARANTOR   NON-GUARANTOR
                               PARENT    SUBSIDIARIES SUBSIDIARIES  CONSOLIDATED
                              ---------  ------------ ------------- ------------
  Net Cash Provided From Op-
   erating
   Activities...............  $  (23.2)     $  5.9       $ 233.0      $ 215.7
Expenditures for property,
 plant and equipment........     (24.7)        --         (25.0)        (49.7)
Proceeds from sale of
 business investments.......       61.5        --           12.1         73.6
Business acquisitions, net
 of cash acquired...........        --         --         (30.5)        (30.5)
Other.......................        --         --            1.1          1.1
                              ---------     ------       -------      -------
  Net Cash Used By Investing
   Activities...............       36.8        --          (42.3)        (5.5)
Issuance of common stock....       14.2        --            --          14.2
Proceeds from issuance of
 long-term debt.............      179.6        --            --         179.6
Principal payments on long-
 term debt..................      (97.8)       --          (29.6)      (127.4)
Increase (decrease) in
 short-term debt............     (227.4)       --           (8.4)      (235.8)
Fees paid for debt issuance
 and other securities.......      (42.8)       --            --         (42.8)
Fees for early retirement of
 debt.......................        --         --          (4.1)         (4.1)
Change in intercompany
 accounts...................      675.2        2.6        (677.8)         --
Investment in accounts
 receivable securitization..      (31.8)       --            --         (31.8)
Issuance of Company-
 obligated mandatorily
 redeemable preferred
 securities.................        --         --          575.0        575.0
Dividends...................      (12.0)     (8.5)         (4.3)        (24.8)
Other.......................        --         --          (4.0)         (4.0)
                              ---------     ------       -------      -------
  Net Cash Provided From
   (Used By) Financing
   Activities...............      457.2      (5.9)        (153.2)       298.1
                              ---------     ------       -------      -------
  Net Increase (Decrease) in
   Cash.....................  $   470.8        --        $  37.5      $ 508.3
                              =========     ======       =======      =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                               DECEMBER 31, 1996
                             (MILLIONS OF DOLLARS)

                                 (UNCONSOLIDATED)
                               ----------------------
                                          GUARANTOR   NON-GUARANTOR
                                PARENT   SUBSIDIARIES SUBSIDIARIES  CONSOLIDATED
                               --------  ------------ ------------- ------------
Net Cash Provided From
 Operating Activities........  $ (72.7)     $ 4.3        $217.4       $ 149.0
Expenditures for property,
 plant and equipment.........     (24.7)       --         (29.5)        (54.2)
Proceeds from sale of
 business investments........      42.0        --           --           42.0
Business acquisitions, net of
 cash acquired...............       --         --           (.3)         (0.3)
                               --------     -----        ------       -------
  Net Cash Used By Investing
   Activities................      17.3        --         (29.8)        (12.5)
Issuance of common stock.....       0.6        --           --            0.6
Principal payments on long-
 term debt...................     (26.4)       --          (3.0)        (29.4)
Increase (decrease) in short-
 term debt...................     (33.5)       --         (27.9)        (61.4)
Change in intercompany
 accounts....................     151.3       4.0        (155.3)          --
Dividends....................     (23.8)     (8.3)          5.2         (26.9)
Other........................       --         --          (5.7)         (5.7)
                               --------     -----        ------       -------
  Net Cash Provided From
   (Used By) Financing
   Activities................      68.2     (4.3)        (186.7)       (122.8)
                               --------     -----        ------       -------
  Net Increase (Decrease) in
   Cash......................  $   12.8     $  --        $  0.9       $  13.7
                               ========     =====        ======       =======

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Concluded


23. Subsequent Events

  On January 7, 1999, the Company announced that it has agreed to acquire the piston division of Alcan Deutschland GmbH in Germany, a subsidiary of Alcan Aluminum Limited in Canada. Alcan's piston division manufactures high quality pistons for passenger cars and commercial vehicles under the highly regarded Nural brand name. The piston division employs approximately 1,100 people at its manufacturing facility in Nuremberg, Germany with annual sales in excess of $150 million.

  On January 14, 1999, the Company issued $1.0 billion of bonds with maturities ranging from seven to ten years, a weighted average yield of 7.53% and a weighted average coupon of 7.45%. Proceeds were used to repay borrowings under the Senior Credit Agreements. As a result of this transaction, the Company will recognize an extraordinary charge in the first quarter of 1999 of approximately $8 million, net of tax, related to early extinguishment of debt.

  On January 20, 1999, the Company completed its acquisition of two camshaft machining plants from Crane Technologies Group Inc. to expand the capacity of its automotive products lines. The two plants located in Orland, Indiana and Jackson, Michigan employ approximately 230 people and have annual sales of approximately $36 million.

  On February 24, 1999, the Company entered into a new $1.75 billion Senior Credit Agreement at variable interest rates which contains a $1.0 billion multicurrency revolving credit facility and two term loan components. The revolving credit facility has a five-year maturity. The term loan components of $400 million and $350 million mature in five and six years, respectively. The proceeds of this Senior Credit Agreement were used to refinance the prior Senior Credit Agreements entered into in connection with the T&N and Cooper Automotive acquisitions as well as the $400 million multicurrency revolving credit facility related to the T&N acquisition.

  As a result of these transactions, the Company will recognize an extraordinary charge in the first quarter of 1999 of approximately $15 million, net of tax, related to early extinguishment of debt.

  On February 24, 1999, all outstanding shares of the Company's Series E Stock were exchanged into shares of the Company's common stock. Each of the 607,745 remaining shares of the Series E Stock were exchanged into five shares of the Company's common stock.

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

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

  Federal-Mogul maintains internal accounting control systems which are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and which produce records adequate for preparation of financial information. The systems controls and compliance are reviewed by a program of internal audits. There are limits inherent in all systems of internal accounting control based on the recognition that the cost of such a system not exceed the benefits derived. We believe Federal-Mogul's system provides this appropriate balance.

  The Audit Committee of the Board of Directors, comprised of four outside directors, performs an oversight role related to financial reporting. The Committee periodically meets jointly and separately with the independent auditors, internal auditors and management to review their activities and reports and to take any action appropriate to their findings. At all times, the independent auditors have the opportunity to meet with the Audit Committee, without management representatives present, to discuss matters related to their audit.

/s/ Dick Snell
Dick Snell
Chairman and Chief Executive Officer

/s/ Tom Ryan
Tom Ryan
Executive Vice President and
Chief Financial Officer

                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors, Federal-Mogul Corporation:

  We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst and Young, LLP
Detroit, Michigan
February 3, 1999,
except for Note 23, as to which
the date is February 24, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information required by this item will appear (a) under the caption "Election of Directors" in the Company's definitive Proxy Statement dated March 22, 1999 relating to its 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") (except for the information appearing under the caption "Compensation of Directors"), which information is incorporated herein by reference; (b) under the caption "Information on Securities--Section 16(a) Beneficial Ownership Reporting Compliance of the Exchange Act" in the 1999 Proxy Statement, which information is incorporated herein by reference; and
(c) under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report.

Item 11.  Executive Compensation.

  The information required by this item will appear under the caption "Executive Compensation" in the 1999 Proxy Statement (excluding the information appearing under the captions "Certain Related Transactions" and "Compensation Committee Report on Executive Compensation") and under the caption "Compensation of Directors" in the 1999 Proxy Statement, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  The information required by this item will appear under the caption "Information on Securities--Directors' and Officers' Ownership of Stock" and "Ownership of Stock by Principal Owners" in the 1999 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  The information required by this item will appear under the caption "Certain Related Transactions" in the 1999 Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) The following documents are filed as part of this report:

    1. Financial Statements: Financial statements filed as part of this Annual Report on Form 10-K are listed under Part II, Item 8 hereof.

    2. Financial Statement Schedules:

      Schedule II--Valuation and Qualifying Accounts

      Financial Statements and Schedules Omitted:

        Schedules other than those listed above are omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

                                 (IN MILLIONS)

                                                                        COLUMN
          COLUMN A           COLUMN B       COLUMN C         COLUMN D      E
          --------           --------- ------------------- ------------ -------
                                            ADDITIONS
                                       -------------------
                              BALANCE  CHARGED  CHARGED TO              BALANCE
                                AT     TO COSTS   OTHER                 AT END
                             BEGINNING   AND    ACCOUNTS-- DEDUCTIONS--   OF
        DESCRIPTION          OF PERIOD EXPENSES  DESCRIBE    DESCRIBE   PERIOD
        -----------          --------- -------- ---------- ------------ -------
Year Ended December 31,
 1998:
  Valuation allowance for
   trade receivable.........   $18.7     $7.6    $34.1(1)       --       $60.4
  Reserve for inventory
   valuation................    15.1      1.6      8.2(1)       --        24.9
  Valuation allowance for
   deferred tax assets......    44.4      --      21.8(2)       --        66.2

Year Ended December 31,
 1997:
  Valuation allowance for
   trade receivable.........    16.3      3.5         --        1.1(3)    18.7
  Reserve for inventory
   valuation................    48.0      1.5         --       34.4(4)    15.1
  Valuation allowance for
   deferred tax assets......    89.4                  --       45.0(5)    44.4

Year Ended December 31,
 1996:
  Valuation allowance for
   trade receivable.........    18.7     10.9                  13.3(3)    16.3
  Reserve for inventory
   valuation................    25.2     22.8                             48.0
  Valuation allowance for
   deferred tax assets......    23.7     65.7         --                  89.4

------------------
(1) Amounts related to the acquisition of business.
(2) Increase due to purchased foreign net operating loss carryforwards.
(3) Uncollectable accounts charged off net of recoveries.
(4) Decrease due to the disposal of certain foreign subsidiaries and the disposal of slow moving and obsolete inventory that was fully reserved.
(5) Disposition of certain international retail operations plus utilization of foreign net operating loss carryforwards.

    3. EXHIBITS:

      The Company will furnish upon request any of the following exhibits upon payment of the Company's reasonable expenses for furnishing such exhibit.

  2.1     Recommended Cash Offer for T&N plc, dated as of November 13, 1997. (Incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1997 (the "1997 10-K")

  2.2     Equity Purchase Agreement between the Company and The Sellers with respect to the acquisition of Fel-Pro Incorporated, dated as of January 9, 1998. (Incorporated by reference to Exhibit 2.2 to the Company's 1997 10-K.)

  2.3     Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul
          Corporation, dated August 17, 1998. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 26, 1998.)

  3.1     The Company's Second Restated Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 333-
          50413.)

 *3.2     The Company's Bylaws, as amended.

  4.1     Rights Agreement (the "Rights Agreement") between the Company and National Bank of
          Detroit, as Rights Agent, with The Bank of New York as successor Rights Agent.
          (Incorporated by reference to Exhibit 1 to the Company's Registration Statement on
          Form 8-A, dated November 7, 1988.)

  4.2     Amendment, dated November 13, 1998, to the Rights Agreement (Incorporated by
          reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998.)

  4.3     Rights Agreement dated as of February 24, 1999 between the Company and The Bank of
          New York, as Rights Agent. (Incorporated by reference to Exhibit 4 to the
          Company's Current Report on Form 8-K filed February 25, 1999.)

  4.4     Purchase Agreement for 10,000,000 Trust Convertible Preferred Securities of
          Federal-Mogul Financing Trust, dated as of November 24, 1997. (Incorporated by reference to Exhibit 4.6 to the Company's 1997 10-K.)

  4.5     Registration Rights Agreement, dated as of December 1, 1997, by and among the
          Company, Federal-Mogul Financing Trust and Morgan Stanley & Co. Inc. as Initial
          Purchaser. (Incorporated by reference to Exhibit 4.7 to the Company's 1997 10-K.)

  4.6     Indenture between the Company and The Bank of New York, dated as of December 1,
          1997, with respect to the Subordinated Debentures. (Incorporated by reference to
          Exhibit 4.8 to the Company's 1997 10-K.)

  4.7     First Supplemental Indenture between the Company and The Bank of New York, dated as of December 1, 1997, with respect to the Subordinated Debentures. (Incorporated by reference to Exhibit 4.9 to the Company's 1997 10-K.)

 *4.8     Indenture among Federal-Mogul Corporation and The Bank of New York dated as of
          January 20, 1999.

  4.9     Registration Agreement, dated as of January 9, 1998, by and among the Company and the Investors identified on Schedule 1 thereto relating to the Series E Mandatory
          Exchangeable Preferred Stock. (Incorporated by reference to Exhibit 4.10 to the
          Company's 1997 10-K.)


 10.1     The Company's 1984 Stock Option Plan, as last amended. (Incorporated by reference to Exhibit 10.2 to the Company's 1994 10-K.)

 10.2     Federal-Mogul Corporation 1989 Performance Incentive Stock Plan, as amended.
          (Incorporated by reference to Exhibit 10.14 to the Company's 1994 10-K.)

 10.3     Federal-Mogul Corporation 1997 Amended and Restated Long-Term Incentive Plan, as
          adopted by the Shareholders of the Company on May 20, 1998 (Incorporated by
          reference to the Company's 1998 Definitive Proxy Statement on Form 14A.)

 10.4     The Company's 1977 Supplemental Compensation Plan, as amended and restated.
          (Incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1994.)

 10.5     Form of Executive Severance Agreement between the Company and certain executive officers (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K".)

 10.6     Amended and Restated Deferred Compensation Plan for Corporate Directors.
          (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form
          10-K for the year ended December 31, 1990 (the "1990 10-K".)

 10.7     Supplemental Executive Retirement Plan, as amended. (Incorporated by reference to
          Exhibit 10.10 to the Company's 1992 10-K.)

 10.8     Description of Umbrella Excess Liability Insurance for the Senior Management Team.
          (Incorporated by reference to Exhibit 10.11 to the Company's 1990 10-K.)

 10.9     Federal-Mogul Corporation Executive Loan Program. (Incorporated by reference to
          Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1994.)

 10.10    Federal-Mogul Corporation Non-Employee Director Stock Plan. (Incorporated by
          reference to Exhibit 4 to the Company's Registration Statement on Form S-8
          (Registration No. 33-54301)

 10.11    Amended and Restated Declaration of Trust of Federal-Mogul Financing Trust, dated as of December 1, 1997. (Incorporated by reference to Exhibit 10.34 to the
          Company's 1997 10-K.)

 10.12    Common Securities Guarantee Agreement, dated as of December 1, 1997, among the
          Company and Federal-Mogul Financing Trust. (Incorporated by reference to Exhibit
          10.35 to the Company's 1997 10-K.)

*10.13    Third Amended and Restated Credit Agreement, dated as of February 24, 1999, in the amount of $1,750,000,000 among the Company, The Foreign Subsidiary Borrowers, the
          Lenders and The Chase Manhattan Bank.

*10.14    Receivables Sale And Contribution Agreement, dated as of November 20, 1998, among the Company, Carter Automotive Company, Inc., Federal-Mogul Canada Limited and
          Federal-Mogul Funding Corporation.

*10.15    Receivable Interest Purchase Agreement, dated as of November 20, 1998, among the
          Company, Federal-Mogul Funding Corporation, Falcon Asset Securitization
          Corporation and The First National Bank of Chicago.

*21       Subsidiaries of the Registrant.


*23.1     Consent of Ernst & Young LLP.

*24       Powers of Attorney.

*27       Financial Data Schedule.

------------------

  * Filed Herewith

  (b) Reports on Form 8-K:

  On November 24, 1998, the Company filed a Current Report on Form 8-K/A to report Item 7 historical and proforma financial information provided related to the acquisition of Cooper Automotive.

  On February 25, 1999, the Company filed a Current Report on Form 8-K to report the Rights Agreement dated as of February 24, 1999, between the Company and The Bank of New York, as Rights Agent.
  (c) Separate financial statements of affiliates whose securities are pledged as collateral.

    1) Financial statements of Federal-Mogul Ignition Company and subsidiaries (and the Cooper Automotive division of Cooper Industries, Inc., its predecessor) including consolidated balance sheets as of December 31, 1998 and 1997, and the related statements of operations and comprehensive income and cash flows for the periods January 1, 1998 through October 9, 1998, October 10, 1998 through December 31, 1998 and for each of the two years in the period ended December 31, 1997.

    2) Financial statements of Federal-Mogul Products, Inc. and subsidiaries (formerly owned by Cooper Industries and the Moog Automotive division of Cooper Industries, Inc., its predecessor) including consolidated balance sheets as of December 31, 1998 and 1997, and the related statements of operations and comprehensive income and cash flows for the periods January 1, 1998 through October 9, 1998, October 10, 1998 through December 31, 1998 and for each of the two years in the period ended December 31, 1997.

    3) Financial statements of Federal-Mogul Aviation, Inc. (and Champion Aviation, Inc., a subsidiary of Cooper Industries Inc., its predecessor) including consolidated balance sheets as of December 31, 1998 and 1997, and the related statements of operations and comprehensive income and cash flows for the periods January 1, 1998 through October 9, 1998, October 10, 1998 through December 31, 1998 and for each of the two years in the period ended December 31, 1997.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Federal-Mogul Corporation

  We have audited the accompanying consolidated balance sheets of Federal-Mogul Products, Inc. and subsidiaries and the Moog Automotive division of Cooper Industries (the Predecessor) as of December 31, 1998 and 1997, respectively, and the related consolidated statements of operations and comprehensive income and cash flows for the period October 10, 1998 through December 31, 1998 and for the Predecessor for the period January 1, 1998 through October 9, 1998 and for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the respective Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Products, Inc. and subsidiaries at December 31, 1998 and the Predecessor at December 31, 1997, and the consolidated results of their operations and their cash flows for the period October 10, 1998 through December 31, 1998 and for the Predecessor for the period January 1, 1998 through October 9, 1998, and for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Detroit, Michigan
January 29, 1999

                          FEDERAL-MOGUL PRODUCTS, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                            PREDECESSOR
                                            -------------------------------------------
                         PERIOD OCTOBER 10, PERIOD JANUARY 1,  YEAR ENDED   YEAR ENDED
                            1998 THROUGH      1998 THROUGH    DECEMBER 31, DECEMBER 31,
                         DECEMBER 31, 1998   OCTOBER 9, 1998      1997         1996
                         ------------------ ----------------- ------------ ------------
Revenues................       $170.2            $666.7          $842.0       $862.9
Cost of sales...........        120.1             428.4           573.1        589.9
Selling and
 administrative
 expenses...............         28.5             136.8           196.2        182.2
Amortization expense....          2.9              11.9            15.1         19.3
Nonrecurring charges....                            --             27.3        101.5
Other expense, net......          1.9               1.6             1.9          0.5
Interest expense........         15.1               --              0.4          0.4
                               ------            ------          ------       ------
  Income/(loss) before
   income taxes.........          1.7              88.0            28.0        (30.9)
Income taxes............          1.0              38.4            16.0          5.3
                               ------            ------          ------       ------
    Net income/(loss)...          0.7              49.6            12.0        (36.2)
Components of
 Comprehensive Income:
  Minimum pension
   liability, net of
   tax..................          --                --             (1.6)        (0.1)
  Translation
   adjustments, net of
   tax..................         (0.8)             (1.6)            2.0         (0.8)
                               ------            ------          ------       ------
    Comprehensive income
     (loss).............       $ (0.1)           $ 48.0          $ 12.4       $(37.1)
                               ======            ======          ======       ======



          See accompanying Notes to Consolidated Financial Statements.

                          FEDERAL-MOGUL PRODUCTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                          --------------------
                                                                   PREDECESSOR
                                                                   -----------
                                                            1998      1997
                                                          -------- -----------
                                                             (IN MILLIONS)
ASSETS
Cash..................................................... $    7.7  $    --
Accounts receivable (net of allowance for doubtful
 accounts of $16.7 million and $31.8 million)............    183.5     155.2
Inventories..............................................    208.0     222.9
Other....................................................     15.4      13.1
                                                          --------  --------
  Total current assets...................................    414.6     391.2
Property, plant and equipment, less accumulated
 depreciation............................................    294.3     196.3
Intangibles, less accumulated amortization...............    339.8     528.9
Other assets.............................................     19.2       2.9
                                                          --------  --------
  Total assets........................................... $1,067.9  $1,119.3
                                                          ========  ========
LIABILITIES AND NET PARENT INVESTMENT
Accounts payable......................................... $   77.1  $   73.9
Accrued liabilities......................................    107.9     127.8
                                                          --------  --------
  Total current liabilities..............................    185.0     201.7
Long-term debt...........................................      0.8       3.5
Other long-term liabilities..............................     71.6      61.7
Net parent investment....................................    810.5     852.4
                                                          --------  --------
  Liabilities and net parent investment.................. $1,067.9  $1,119.3
                                                          ========  ========



          See accompanying Notes to Consolidated Financial Statements.

                          FEDERAL-MOGUL PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          PREDECESSOR
                                       PERIOD    ------------------------------
                                    OCTOBER 10,     PERIOD
                                        1998      JANUARY 1,    YEAR     YEAR
                                      THROUGH    1998 THROUGH  ENDED    ENDED
                                    DECEMBER 31,  OCTOBER 9,  DECEMBER DECEMBER
                                        1998         1998     31, 1997 31, 1996
                                    ------------ ------------ -------- --------
Cash flows from operating
 activities:
  Net income/(loss)...............     $  0.7       $ 49.6     $ 12.0   $(36.3)
Adjustments to reconcile to net
 cash provided by operating
 activities:
  Depreciation expense............        7.2         18.0       25.2     23.7
  Amortization expense............        2.9         11.8       15.1     17.9
  Nonrecurring asset write-down...        --           --        36.2      --
  Changes in assets and
   liabilities:
    Accounts receivable...........       16.7        (43.2)      11.5     (3.0)
    Inventories...................       31.0        (18.7)     (18.1)   (12.0)
    Accounts payable and accrued
     liabilities..................      (12.2)       (28.6)     (14.1)     7.4
    Other assets and liabilities,
     net..........................        1.5         (7.9)      14.4     47.1
                                       ------       ------     ------   ------
      Net cash provided by (used
       in) operating activities...       47.8        (19.0)      82.2     44.8
Cash flows from investing
 activities:
  Cash paid for acquired
   businesses.....................        --           --         --      (5.1)
  Capital expenditures............       (4.9)       (18.8)     (36.3)   (42.4)
  Proceeds from sales of property,
   plant and equipment............        4.9          5.8        2.2      4.5
                                       ------       ------     ------   ------
      Net cash used in investing
       activities.................        --         (13.0)     (34.1)   (43.0)
Cash flows from financing
 activities:
  Net short-term borrowings.......        --           --         --       0.5
  Repayments of long-term debt....       (0.3)        (2.4)      (3.5)    (1.0)
  Transfers from (to) parent......      (40.6)        37.8      (45.1)    (1.3)
                                       ------       ------     ------   ------
      Net cash provided by (used
       in) financing activities...      (40.9)        35.4      (48.6)    (1.8)
Effect of exchange rate changes on
 cash and cash equivalents........       (1.0)        (1.6)       0.5      --
                                       ------       ------     ------   ------
Increase in cash and cash
 equivalents......................        5.9          1.8        --       --
      Cash, beginning of period...        1.8          --         --       --
                                       ------       ------     ------   ------
      Cash, end of period.........     $  7.7       $  1.8     $  --    $  --
                                       ======       ======     ======   ======

          See accompanying Notes to Consolidated Financial Statements.

                         FEDERAL-MOGUL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

  The accompanying financial statements reflect the consolidated assets, liabilities and operations of Federal-Mogul Products, Inc. and subsidiaries ("Products"). Products is a wholly-owned subsidiary of Federal-Mogul Corporation ("Federal-Mogul"). Products was previously known as the Moog Automotive Division of Cooper Industries, Inc. ("Cooper"). Federal-Mogul purchased the automotive divisions of Cooper, including Products, on October 9, 1998 for approximately $2.0 billion of which approximately $750 million is attributable to Products. The assets and liabilities of Products have been adjusted to their fair values as of October 9, 1998. All related purchase accounting adjustments as recorded by Federal-Mogul and related to Products have been reflected herein. Such adjustments consist principally of the following:

  Increase in net book value to fair value (in millions):

           Inventory.................................. $  8.0
           Fixed Assets...............................   94.1
           Identifiable intangible assets.............  147.2
           Liabilities for severance and exit cost....   99.2
           Decrease in goodwill.......................  321.5

  In connection with the acquisition, Federal-Mogul is in the process of having valuations of acquired property, plant and equipment and identifiable intangible assets completed. In addition, the related purchase agreement includes a price adjustment based upon acquired net assets, as defined in the agreement, as of the acquisition date. The purchase price allocations included in the accompanying financial statements are based upon management's best estimates and currently available information. Such purchase price allocations will be finalized when such valuations and the final purchase price adjustments are completed in 1999. Actual results could differ from the above estimates.

  Products operates with financial and operations staff on a decentralized basis. Its parent provides certain centralized services for employee benefits administration, cash management, risk management, legal services, public relations, domestic tax reporting and internal and external audit. Its parent bills Products for all direct costs incurred on behalf of Products. General corporate, accounting, tax, legal and other administrative costs that are not directly attributable to the operations of Products have been allocated based on a ratio of Products' revenues to consolidated revenues. Management believes that this allocation method is reasonable. .

  The accompanying consolidated financial statements include the accounts of Products as described above. These statements are presented as if Products had existed as an entity separate from its parent during the period presented and include the assets, liabilities, revenues and expenses that are directly related to Products' operations.

  Products' separate domestic debt related to industrial revenue bonds and related interest expense have been included in the consolidated financial statements. Because Products is fully integrated into its parent's worldwide cash management system, all of their cash requirements are provided by its parent and any excess cash generated by Products is transferred to its parent.

                         FEDERAL-MOGUL PRODUCTS, INC.

Note 2: Summary of Significant Accounting Policies

  Principles of Consolidation: The consolidated financial statements include the accounts of Products, and its subsidiaries. Intercompany accounts and transactions have been eliminated.

  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Inventories: Inventories are carried at cost or, if lower, net realizable value. Through October 9, 1998 cost was determined using the first-in, first-out (FIFO) method. For October 10, 1998 and thereafter, cost was determined using the last-in, first-out method, which at December 31, 1998 approximated FIFO.

  Revenue Recognition: Products recognizes revenue and estimated returns from product sales and the related customer incentive and warranty expense when goods are shipped to the customer.

  Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using primarily the straight-line method. This method is applied to group asset accounts, which in general have the following lives: buildings--10 to 40 years and machinery and equipment--3 to 20 years.

  Goodwill and Other Intangible Assets: At December 31, goodwill and other intangible assets which result principally from acquisitions, consisted of the following:

                                                      Estimated
                                                     Useful Life  1998    1997
                                                     ----------- ------  ------
                                                                 (in millions)
      Goodwill...................................... 40 years    $195.5  $603.4
      Accumulated amortization......................               (1.1)  (74.5)
                                                                 ------  ------
      Total Goodwill................................             $194.4  $528.9
                                                                 ======  ======
      Trademarks.................................... 40 years    $ 66.2  $  --
      Developed technology.......................... 12-30 years   67.4     --
      Assembled workforce........................... 15 years      13.6     --
                                                                 ------  ------
                                                                  147.2
      Accumulated amortization......................               (1.8)    --
                                                                 ------  ------
      Total Other Intangible Assets.................             $145.4  $  --
                                                                 ======  ======

  Intangible assets are periodically reviewed for impairment based on an assessment of future cash flows to ensure that they are appropriately valued. There were no impairment charges during 1998 or 1997. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

  Net Parent Investment: The Net Parent Investment account reflects the balance of Products's historical earnings, intercompany debt, accrued and deferred income taxes and other transactions between Products and its parent.

  Effect of Accounting Pronouncements: In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting the Costs of Start-Up Activities. SOP 98-5 is effective January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. The Company does not anticipate that the adoption of this statement will have a significant effect on its results of operations or financial position.

                         FEDERAL-MOGUL PRODUCTS, INC.

  Currency Translation: Exchange adjustments related to international currency transactions and translation adjustments for subsidiaries whose functional currency is the United States dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of operations. Translation adjustments of Canadian subsidiaries for which the Canadian Dollar is the functional currency are reflected in the consolidated financial statements as a component of accumulated other comprehensive income.

  Fair Value of Financial Instruments: The carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable and accounts payable approximate their fair value.

Note 3: Nonrecurring Charges

  During 1997, the Products incurred charges of $14.7 million ($9.0 million after income taxes) for actions management committed to during the period after concluding an evaluation of certain sales, marketing and distribution activities and information systems relating to year 2000 compliance efforts. The 1997 charges include adjustments to the carrying value of assets of $23.8 million and expenditures for replaced systems of $3.5 million.

  During 1997, Cooper began negotiations with Standard Motor Products, Inc. ("SMP") to exchange their temperature control business for the brake products business owned by SMP. The 1997 nonrecurring charge includes adjustments to the carrying value of the assets of the remanufacturing businesses, including a portion of the temperature control business, which were in the process of being divested. Effective March 28, 1998, Products completed the exchange of the automotive temperature control business for the brake products business of Standard Motor Products. For accounting purposes, the exchange transaction is recorded as the sale of Products' temperature control business and the purchase of the Standard Motor Products' brake business. The fair market values of the temperature control business assets were equal to the net book value of the assets after the write-down of the assets in 1997. The acquisition cost of the brake business assets was approximately $81 million. In February 1998, Products also completed the sale of the constant velocity joint remanufacturing business for approximately $4 million.

  During 1997, the impact of existing system capabilities to function at the turn of the century was assessed. Products is implementing new enterprise systems to be year 2000 compliant. The rollout of new enterprise-wide software began in 1997 and was completed during 1998. Products recorded a $11.3 million charge in 1997 primarily related to the adjustment in the carrying value of abandoned hardware and software.

Note 4: Inventories

  At December 31 inventories consisted of the following:

                                                                   1998   1997
                                                                  ------ ------
                                                                  (in millions)
      Raw materials.............................................  $ 59.0 $ 61.0
      Work-in-process...........................................    19.0   19.4
      Finished goods............................................   130.0  156.4
      Perishable tooling and supplies...........................     --     7.3
                                                                  ------ ------
                                                                   208.0  244.1
      Inventory valuation allowances............................     --   (21.2)
                                                                  ------ ------
        Net inventories.........................................  $208.0 $222.9
                                                                  ====== ======

                         FEDERAL-MOGUL PRODUCTS, INC.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

  At December 31 property, plant and equipment consisted of the following:

                                                                 1998     1997
                                                                -------  ------
                                                                (IN MILLIONS)
      Property, plant and equipment:
        Land and land improvements............................. $  10.4  $  9.8
        Buildings..............................................    89.4    68.1
        Machinery and equipment................................   201.7   220.4
                                                                -------  ------
                                                                  301.5   298.3
        Accumulated depreciation...............................    (7.2) (100.1)
                                                                -------  ------
                                                                $ 294.3  $198.2
                                                                =======  ======

NOTE 6: COMMITMENTS AND CONTINGENCIES

  At December 31, 1998, Products had accruals of $.8 million with respect to potential product liability claims and $6.0 million with respect to potential environmental liabilities, including $4.0 million classified as a long-term liability, based on Products' current estimate of the most likely amount of losses that it believes will be incurred.

  Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes $5.9 million related to sites owned by Products and $.1 million for retained environmental liabilities related to sites previously owned by Products and third-party sites where Products were a contributor. Third-party sites usually involve multiple contributors where Products' liability will be determined based on an estimate of Products' proportionate responsibility for the total cleanup. The amounts actually accrued for such sites are based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties.

  It has been Products' consistent practice to include the entire product liability accrual and a significant portion of the environmental liability accrual as current liabilities, although only approximately 10-20% of the balance classified as current will be spent on an annual basis.

  Products has not utilized any form of discounting in establishing its product or environmental liability accruals. While environmental liability accruals involve estimates that can have wide ranges of potential liability, Products has taken a proactive approach and has managed the costs in both of these areas over the years. Products does not believe that the nature of their products, production processes, or materials or other factors involved in the manufacturing process subject Products to unusual risks or exposures for product or environmental liability. Products' greatest exposure to inaccuracy in their estimates is with respect to the constantly changing definitions of what constitutes an environmental liability or an acceptable level of cleanup.

  Products also is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. Products is defending all such claims vigorously and believes that it has substantial defenses to liability and adequate insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against Products as of December 31, 1998, will not have a material effect on its financial position. Approximately $20 million in related reserves have been provided in respect of the possible uninsured portion of the expenditures on pending asbestos claims.

NOTE 7: RESTRUCTURING

  In connection with acquisitions accounted for using the purchase method of accounting, Products records, to the extent appropriate, accruals for the costs of closing duplicate facilities and severing redundant personnel

                         FEDERAL-MOGUL PRODUCTS, INC.

as part of integrating the acquired business into existing operations. Significant accruals include plant shut-down and realignment costs, and facility relocations, and aggregated $25.0 million and $9.3 million at December 31, 1998 and 1997, respectively. Substantially all payments related to December 31, 1997 accruals were made in 1998.

NOTE 8: LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

  Products' cash and indebtedness is managed on a worldwide basis by its parent. The majority of the cash provided by or used by a particular division, including Products is provided through this consolidated cash and debt management system. As a result, the amount of cash or debt historically related to Products is not determinable. For purposes of Products' historical financial statements, identifiable debt was allocated to Products during each year with all of Products' positive or negative cash flows being treated as cash transferred to or from Cooper. The specifically identifiable industrial revenue bonds (the "IRB") and specifically identifiable international debt was assigned to Products.

  Federal-Mogul financed the acquisition of Cooper Automotive through the issuance of long-term debt. As such, the net parent investment balance at December 31, 1998 represents intercompany debt. Federal-Mogul charges interest on this balance based on its incremental borrowing rate, which approximated 7.75% at December 31, 1998.

  For purposes of Products' historical financial statements, interest expense has been computed using the actual interest rate with respect to the IRB and Canadian short-term borrowings. Total interest related to long-term debt and short-term debt paid during 1998, 1997 and 1996 was $0.5 million, $0.5 million and $0.5 million, respectively.

  Federal-Mogul has pledged 100% of Products' capital stock to secure certain outstanding debt of Federal-Mogul. In addition, Products has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul's Senior Credit Agreement and its publicly registered debt which approximates $3.1 billion at December 31, 1998. Such pledges and guarantees have also been made by certain other subsidiaries of Federal-Mogul.

NOTE 9: NET PARENT INVESTMENT

  Changes in net parent investment were as follows:

                                                                 (IN MILLIONS)
      Balance at January 1, 1996................................    $909.6
        Comprehensive income....................................     (37.1)
        Intercompany transactions, net..........................       (.4)
                                                                    ------
      Balance at December 31, 1996..............................     872.1
        Comprehensive income....................................      12.4
        Intercompany transactions, net..........................     (32.1)
                                                                    ------
      Balance at December 31, 1997..............................     852.4
        Comprehensive income for the period January 1, 1999
         through October 9, 1998................................      48.0
        Intercompany transactions, net..........................      53.1
                                                                    ------
      Balance at October 9, 1998................................    $953.5
                                                                    ======
      Federal-Mogul initial investment in Products..............    $833.2
        Comprehensive income for the period October 10, 1998
         through December 31, 1998..............................       (.1)
        Intercompany transactions, net..........................     (22.6)
                                                                    ------
      Balance at December 31, 1998..............................    $810.5
                                                                    ======

  Intercompany transactions are principally cash transfers between Products and its parent.

                         FEDERAL-MOGUL PRODUCTS, INC.

NOTE 10: INCOME TAXES

  Products files a consolidated return with its parent for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

                                    PERIOD       PERIOD
                                 OCTOBER 10,   JANUARY 1,
                                 1998 THROUGH 1998 THROUGH
                                 DECEMBER 31,  OCTOBER 9,
                                     1998         1998     1997   1996
                                 ------------ ------------ -----  ----
      Components of income tax
       expense:
        Current.................     $1.0        $55.3     $24.6  $5.7
        Deferred (credit).......      --         (16.9)     (8.6) (0.4)
                                     ----        -----     -----  ----
        Income Tax Expense......     $1.0        $38.4     $16.0  $5.3
                                     ====        =====     =====  ====

  A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

                                            PERIOD       PERIOD
                                         OCTOBER 10,   JANUARY 1,
                                         1998 THROUGH 1998 THROUGH
                                         DECEMBER 31,  OCTOBER 9,
                                             1998         1998     1997  1996
                                         ------------ ------------ ----  ----
        U.S. Federal statutory rate.....      35%          35%      35%   35%
        State and Local Taxes...........       4            4        5     1
        Nondeductible Goodwill..........      24            5       15   (15)
        Automotive Asset write-down.....     --           --       --    (40)
        Other...........................      (6)         --        (2)    2
                                             ---          ---      ---   ---
        Effective Tax Rate..............      57%          44%      53%  (17)%
                                             ===          ===      ===   ===

  Deferred income taxes reflect the net tax effects of temporary differences between the carring amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company's net deferred tax asset is non-deductible accruals and depreciation timing differences.

                                                                1998     1997
                                                               -------  ------
      Current deferred tax assets............................. $  76.6  $ 40.8
      Long-term deferred tax assets/(liabilities).............  (115.4)  (50.6)
                                                               -------  ------
      Net deferred liabilities................................  $(38.8) $ (9.8)
                                                               =======  ======

  As Products files a consolidated tax return with its parent, the net deferred tax liability at December 31, 1998 and 1997 is a component in the net parent investment.

NOTE 11: PENSION PLANS

  In 1996 and 1997, as part of Cooper, employees of Products participated in numerous pension plans covering substantially all domestic employees and pension and similar arrangements in accordance with local customs covering employees at foreign locations. The assets of the various domestic and foreign plans were maintained in various trusts and consisted primarily of equity and fixed-income securities. Funding policies range

                         FEDERAL-MOGUL PRODUCTS, INC.

from five to thirty years. Pension benefits for salaried employees were generally based upon career earnings. Benefits for hourly employees were generally based on a dollar unit, multiplied by years of service. The amount of expense and the funded status with respect to the defined benefit pension plans of Products, exclusive of the Cooper Salaried Employee Benefit Plan, is set forth in the table below. In addition, most U.S. salaried employees of Products participated in the Cooper Salaried Employee Benefit Plan. The amount of expense allocated to Products for this plan was $.3 million and $.7 million for the years ended December 31, 1997 and 1996, respectively. During 1997 and 1996, Products' expense with respect to domestic and foreign defined contribution plans (primarily related to various groups of hourly employees) amounted to $2.2 million and $1.8 million, respectively. Products' aggregate pension expense amounted to $3.7 million and $3.7 million during 1997 and 1996, respectively.

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                               --------------
                                                                1997    1996
                                                               ------  ------
                                                               (IN MILLIONS)
      Components of defined benefit plan net pension expense:
        Service cost--benefits earned during the year......... $  0.8  $  0.7
        Interest cost on projected benefit obligation.........    1.4     1.4
        Actual return on assets...............................   (1.8)   (1.4)
        Net amortization and deferral.........................    0.8     0.5
                                                               ------  ------
          Net pension expense................................. $  1.2  $  1.2
                                                               ======  ======

                                                         ASSETS    ACCUMULATED
                                                         EXCEED     BENEFITS
                                                       ACCUMULATED   EXCEED
                                                        BENEFITS     ASSETS
                                                       ----------- -----------
                                                            (IN MILLIONS)
      Funded status of the plans at December 31, 1997
      Actuarial present value of:
        Vested benefit obligation.....................   $(12.8)      $(7.7)
                                                         ======       =====
        Accumulated benefit obligation................   $(12.8)      $(9.9)
                                                         ======       =====
        Projected benefit obligation..................   $(12.8)      $(9.9)
      Plan assets at fair value.......................     14.1         3.4
                                                         ------       -----
      Projected benefit obligation less than (in
       excess of) plan assets.........................      1.3        (6.5)
      Unrecognized net loss (gain)....................     (0.2)        4.2
      Unrecognized net (asset) obligation from
       adoption date..................................      --          --
      Unrecognized prior service cost.................      --          0.8
      Adjustment required to recognize minimum
       liability......................................      --         (5.0)
                                                         ------       -----
      Pension asset (liability) at end of year........   $  1.1       $(6.5)
                                                         ======       =====

      Actuarial assumptions used:
        Discount rate.................................................... 7 1/2%
        Rate of compensation increase.................................... 4 3/4%
        Expected long-term rate of return on assets...................... 8 1/2%

  During 1998, the various pension plans of Products were merged into other plans of Cooper. As such, the related pension liabilities were recorded to net parent investment. These multi-employer plans were in-turn

                         FEDERAL-MOGUL PRODUCTS, INC.

assumed by Federal-Mogul in its acquisition of the automotive division of Cooper. The expense charged to Products by Cooper during the period January 1, 1998 to October 9, 1998 was $2.2 million. The credit to Products from Federal-Mogul for the period October 10, 1998 to December 31, 1998 was approximately $450,000. Such plans were required to be fully funded by Cooper prior to the acquisition by Federal-Mogul. The fully funded aggregated projected benefit obligation of such plans of $352 million was based upon a discount rate of 7.25% at December 31, 1998.

NOTE 12: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  As part of Cooper and subsequently Federal-Mogul, benefits provided to employees of Products under various multi-employer postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 90% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $1.3 million, $1 million, $1.7 million, and $0.6 million, for 1996, 1997, the period January 1, 1998 to October 9, 1998 and October 10, 1998 to December 31, 1998, respectively. The unfunded projected benefit obligation of these plans aggregated approximately $209 million at December 31, 1998 based upon a discount rate of 6.75%.

NOTE 13: DOMESTIC AND INTERNATIONAL OPERATIONS

  Products operates in a single business segment, Automotive Products. Products manufactures and distributes wiper blades, lamps, brake friction materials and other products for use by the automotive aftermarket and in automobile assemblies. In addition, Products manufactures and distributes suspension, steering driveline and brake system components and material for the automotive aftermarket. No single customer accounted for 10% or more of revenues in 1998, 1997 or 1996. All revenues and assets of Products reside in North America, principally in the United States.

NOTE 14: CONCENTRATIONS OF CREDIT RISK

  Products grants credit to their customers, which are primarily in the automotive industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising Products' customer base and their dispersion across many different countries. Products performs periodic credit evaluations of their customers and generally do not require collateral.

  During the first quarter of 1998, a large customer filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Products had receivables from the customer of approximately $12.5 million at the time of the filing which were written off in 1997.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Federal-Mogul Corporation

  We have audited the accompanying consolidated balance sheets of Federal-Mogul Ignition Company and subsidiaries and the Cooper Automotive Division of Cooper Industries (the Predecessor) as of December 31, 1998 and 1997, respectively and the related consolidated statements of operations and comprehensive income and cash flows for the period October 10, 1998 through December 31, 1998 and for the Predecessor for the period January 1, 1998 through October 9, 1998, and for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the respective Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Ignition Company and subsidiaries at December 31, 1998 and the Predecessor at December 31, 1997, and the consolidated results of their operations and their cash flows for the period October 10, 1998 through December 31, 1998 and for the Predecessor for the period January 1, 1998 through October 9, 1998, and for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Detroit, Michigan
January 29, 1999

                         FEDERAL-MOGUL IGNITION COMPANY

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                                            PREDECESSOR
                                             -----------------------------------------
                          PERIOD OCTOBER 10, PERIOD JANUARY 1,  YEAR ENDED  YEAR ENDED
                             1998 THROUGH      1998 THROUGH    DECEMBER 31,  DECEMBER
                          DECEMBER 31, 1998   OCTOBER 9, 1998      1997      31, 1996
                          ------------------ ----------------- ------------ ----------
Revenues................        $233.1            $782.8         $1,031.3    $1,040.2
Cost of sales...........         169.1             557.9            721.3       727.1
Selling and
 administrative
 expenses...............          40.1             132.4            171.1       178.0
Amortization expense....           4.4              13.7             17.6        14.4
Nonrecurring charges....           --                --              16.2         0.5
Other expense, net......           2.8              15.4             12.6        12.4
Interest expense........          15.1               1.5              0.6         0.2
                                ------            ------         --------    --------
  Income before income
   taxes................           1.6              61.9             91.9       107.6
Income taxes ...........           1.0              26.8             38.3        43.8
                                ------            ------         --------    --------
  Net income............        $  0.6            $ 35.1         $   53.6    $   63.8
Components of
 comprehensive income
Minimum pension
 liability, net of tax..           --                --               5.6        (0.4)
Translation adjustments,
 net of tax.............          (2.4)              6.0            (23.0)       (0.7)
                                ------            ------         --------    --------
  Comprehensive income..        $ (1.8)           $ 41.1         $   36.2    $   62.7
                                ======            ======         ========    ========



          See accompanying Notes to Consolidated Financial Statements

                         FEDERAL-MOGUL IGNITION COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                          --------------------
                                                                   PREDECESSOR
                                                                   -----------
                                                            1998      1997
                                                          -------- -----------
                                                             (IN MILLIONS)
ASSETS
Cash..................................................... $   13.1  $    1.5
Accounts receivable (net of allowance for doubtful
 accounts of $6.0 million and $6.7 million)..............    212.6     227.6
Inventories..............................................    238.9     211.6
Other....................................................     17.5      14.4
                                                          --------  --------
  Total current assets...................................    482.1     455.1
                                                          --------  --------
Property, plant and equipment, less accumulated
 depreciation............................................    410.2     329.2
Intangibles, less accumulated amortization...............    741.3     581.4
Other assets.............................................     19.7      14.1
                                                          --------  --------
  Total assets........................................... $1,653.3  $1,379.8
                                                          ========  ========
LIABILITIES AND NET PARENT INVESTMENT
Short-term debt.......................................... $   16.0  $   35.5
Accounts payable.........................................     75.8      97.5
Accrued compensation.....................................     21.7      30.0
Restructuring and rationalization reserves...............     32.9      19.5
Other accrued liabilities................................     69.9      47.5
                                                          --------  --------
  Total current liabilities..............................    216.3     230.0
                                                          --------  --------
Other long-term liabilities..............................     28.8      52.7
Net parent investment....................................  1,408.2   1,097.1
                                                          --------  --------
Liabilities and net parent investment.................... $1,653.3  $1,379.8
                                                          ========  ========


          See accompanying Notes to Consolidated Financial Statements.

                         FEDERAL-MOGUL IGNITION COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                             PREDECESSOR
                                             --------------------------------------------
                                                                                   YEAR
                          PERIOD OCTOBER 10, PERIOD JANUARY 1,                    ENDED
                             1998 THROUGH      1998 THROUGH       YEAR ENDED     DECEMBER
                          DECEMBER 31, 1998   OCTOBER 9, 1998  DECEMBER 31, 1997 31, 1996
                          ------------------ ----------------- ----------------- --------
Cash flows from
 operating activities:
  Net income ...........        $ (0.6)           $ 35.1            $ 53.6         $63.8
Adjustments to reconcile
 to net cash provided by
 operating activities:
  Depreciation expense..           9.1              31.8              39.7          45.1
  Loss on sale of
   assets...............           --                1.0               --
  Amortization expense..           4.4              13.7              17.6          14.4
  Nonrecurring asset
   write-down...........           --                --                6.9          85.3
  Changes in assets and
   liabilities:
    Accounts
     receivables........          (1.1)             12.4              (2.2)       (17.7)
    Inventories.........           4.8             (27.1)             (1.9)         19.6
    Accounts payable and
     accrued
     liabilities........          29.1              (9.3)            (13.6)       (22.9)
    Other assets and
     liabilities, net...         (47.1)             (0.8)            (10.8)        (74.8)
                                ------            ------            ------        ------
      Net cash provided
       by (used in)
       operating
       activities.......          (0.2)             56.8              89.3         112.8
Cash flows from
 investing activities:
  Cash paid for acquired
   businesses...........           --               (8.5)            (20.1)        (50.3)
  Capital expenditures..          (7.6)            (29.8)            (42.1)        (44.7)
  Proceeds from sales of
   property, plant and
   equipment............           1.4               0.4               0.9           5.4
                                ------            ------            ------        ------
      Net cash used in
       investing
       activities.......          (6.2)            (37.9)            (61.3)        (89.6)
Cash flows from
 financing activities:
  Net short-term
   borrowings
   (repayments).........          (2.4)            (33.1)             30.6           --
  Borrowings
   (repayments) of long-
   term debt............          (0.1)              0.3               --           (0.5)
  Transfers from (to)
   parent...............         (23.8)             58.2             (62.5)        (20.0)
                                ------            ------            ------        ------
      Net cash provided
       by (used in)
       financing
       activities.......         (26.3)             25.4             (31.9)        (20.5)
Effect of exchange rate
 changes on cash and
 cash equivalents.......           --                --                2.1          (0.8)
                                ------            ------            ------        ------
Increase (decrease) in
 cash and cash
 equivalents............         (32.7)             44.3              (1.8)          1.9
      Cash beginning of
       period...........          45.8               1.5               3.3           1.4
                                ------            ------            ------        ------
      Cash end of
       period...........        $ 13.1            $ 45.8            $  1.5          $3.3
                                ======            ======            ======        ======

          See accompanying Notes to Consolidated Financial Statements.

                        FEDERAL-MOGUL IGNITION COMPANY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

  The accompanying financial statements reflect the consolidated assets, liabilities and operations of Federal-Mogul Ignition Company and subsidiaries (Ignition). Ignition is a wholly owned subsidiary of Federal-Mogul Corporation ("Federal-Mogul"). Ignition was previously known as the Cooper Divisions of Cooper Industries, Inc. ("Cooper"). Federal-Mogul purchased the automotive divisions of Cooper, including Ignition, on October 9, 1998 for approximately $2.0 billion, of which approximately $1.25 billion was attributable to Ignition. The assets and liabilities of Ignition have been adjusted to their fair values as of October 9, 1998. All related purchase accounting adjustments as recorded by Federal-Mogul and related to Ignition have been reflected herein. Such adjustments consist principally of the following:

      Increase in net book value to estimable fair value (in
       millions):
        Inventory..................................................... $ 10.0
        Fixed assets..................................................  114.5
        Identifiable intangible assets................................  264.9
        Other liabilities ............................................  125.1
        Decrease in goodwill..........................................   86.9

  In connections with the acquisition, Federal-Mogul is in the process of having valuations of acquired property, plant and equipment and identifiable intangible assets completed. In addition, the related purchase agreement includes a price adjustment based upon acquired net assets, as defined in the agreement, as of the acquisition date. The purchase price allocations included in the accompanying financial statements are based upon management's best estimates and current available information. Such purchase price allocations will be finalized when such valuations and the final purchase price adjustments are completed in 1999. Actual results could differ from the above estimates.

   The business units that comprise Ignition (including Ignition's headquarters) operate with financial and operations staff on a decentralized basis. Federal-Mogul provides (and Cooper had provided) certain centralized services for employee benefits administration, cash management, risk management, legal services, public relations, domestic tax reporting and internal and external audit. Ignition is billed for all direct costs incurred on its behalf. General corporate, accounting, tax, legal and other administrative costs that are not directly attributable to the operations of Ignition have been allocated based on a ratio of Ignition's revenues to consolidated revenues. Management believes that this allocation method is reasonable.

  The accompanying combined financial statements include the accounts of Ignition as described above. These statements are presented as if Ignition had existed as an entity separate from its parent during the period presented and include the assets, liabilities, revenues and expenses that are directly related to Ignition's operations.

  Ignition's separate domestic debt and related interest expense have been included in the consolidated financial statements. Because Ignition is fully integrated into its parent's worldwide cash management system, all of their cash requirements are provided by its parent and any excess cash generated by Ignition is transferred to the parent.

                        FEDERAL-MOGUL IGNITION COMPANY

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation: The consolidated financial statements include the accounts of Ignition, and its subsidiaries. Intercompany accounts and transactions have been eliminated.

  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Inventories: Inventories are carried at cost or, if lower, net realizable value. Through October 9, 1998 cost was determined using the first-in, first-out (FIFO) method. For October 10, 1998 and thereafter, cost was determined using the last-in, first-out method, which as of December 31, 1998, approximated FIFO.

  Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using primarily the straight-line method. This method is applied to group asset accounts, which in general have the following lives: buildings--10 to 40 years; and machinery and equipment--3 to 20 years.

  Goodwill and Other Intangible Assets: At December 31, goodwill and other intangible assets which result principally from acquisitions, consisted of the following:

                                                     ESTIMATED
                                                    USEFUL LIFE  1998    1997
                                                    ----------- ------  -------
                                                                 (MILLIONS OF
                                                                   DOLLARS)
      Goodwill..................................... 40 years    $480.8  $ 718.5
      Accumulated amortization.....................               (2.7)  (137.1)
                                                                ------  -------
      Total Goodwill...............................             $478.1  $ 581.4
                                                                ======  =======
      Trademarks................................... 40 years    $176.5  $   --
      Developed technology......................... 12-30 years   68.2      --
      Assembled workforce.......................... 15 years      20.2      --
                                                                ------  -------
                                                                 264.9
      Accumulated amortization.....................               (1.7)     --
                                                                ------  -------
      Total Other Intangible Assets................             $263.2  $   --
                                                                ======  =======

  Intangible assets are periodically reviewed for impairment based on an assessment of future cash flows to ensure that they are appropriately valued. There were no impairment charges during 1998 or 1997. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

  Net Parent Investment: The Net Parent Investment account reflects the balance of Ignition's historical earnings, intercompany debt, accrued and deferred income taxes and other transactions between Ignition's and its parent.

  Revenue Recognition: Ignition recognizes revenue and estimated returns from product sales and the related customer incentive and warranty expense when goods are shipped to the customer.

  Currency Translation: Exchange adjustments related to international currency transactions and translation adjustments for subsidiaries whose functional currency is the United States dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of operations. Translation adjustments of international subsidiaries for which the local currency is the functional currency are reflected in the consolidated financial statements as a component of accumulated other comprehensive income.

                        FEDERAL-MOGUL IGNITION COMPANY

  Effect of Accounting Pronouncements: In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5 Reporting the Costs of Start-Up Activities. SOP 98-5 is effective January 1, 1999 and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. Ignition does not anticipate that the adoption of this statement will have a significant effect on its results of operations or financial position.

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Ignition expects to adopt the new statement effective January 1, 2000. The statement requires Ignition to recognize all derivatives on the balance sheet at fair value. Ignition does not anticipate that the adoption of this statement will have a significant effect on its results of operations or financial condition.

  Fair Value of Financial Instruments: The carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable, accounts payable and short-term debt approximate their fair values.

  Derivative Financial Instruments: On a recurring basis, foreign currency forward exchange contracts and commodity contracts are entered into to reduce risks of adverse changes in foreign exchange rates and commodity prices. All contracts are hedges of actual or anticipated transactions with the gain or loss on the contract recognized in the same period and in the same category of income or expense as the underlying hedged transaction. Ignition did not enter into speculative derivative transactions or hedges of anticipated transactions unless there is a high probability the transactions will occur. Due to the short term of contracts and a restrictive policy, contract terminations or anticipated transactions that do not occur are rare and insignificant events that are accounted for through income in the period they occur.

NOTE 3: NONRECURRING CHARGES

  During 1997, Ignition incurred charges of $16.2 million ($9.9 million after income taxes) for actions management committed to during the period after concluding an evaluation of certain sales, marketing and distribution activities and information systems . The 1997 charges include adjustments to the carrying value of assets of $6.9 million and expenditures for replacing systems and facility consolidations of $9.3 million.

  Ignition has begun a consolidation of certain sales, marketing and distribution activities. Adjustments to the carrying value of assets and exit costs were recorded for projects committed to by management. Severance and certain other costs related to projects committed to by management are not expensed until the affected employees are notified. A majority of the consolidations have been announced and such costs were accrued and expensed during 1997.

NOTE 4: ACQUISITIONS

  Ignition completed one product-line acquisition in 1998 which had an aggregate cost of $8.5 million and $5.5 of goodwill was recorded. During 1997 Ignition completed two product-line acquisitions and one small product-line acquisition in 1996. The 1997 acquisitions had an aggregate cost of $20.1 million and $14.0 million of goodwill was recorded, on a preliminary basis, with respect to the acquisitions. The total cost of the 1996 acquisition was approximately $50.3 million and $36.1 million of goodwill was recorded with respect to the acquisition. The operations of these businesses were not significant on a pro forma to historical operations of Ignition.

  The acquisitions have been accounted for as purchases and the results of the acquisitions are included in the consolidated income statements since the respective acquisition dates.

                        FEDERAL-MOGUL IGNITION COMPANY

NOTE 5: INVENTORIES

  At December 31 inventories consisted of the following:

                                                                   1998   1997
                                                                  ------ ------
                                                                  (IN MILLIONS)
      Raw materials.............................................. $ 45.4 $ 42.2
      Work-in-process............................................   51.8   41.7
      Finished goods.............................................  113.2  126.1
      Perishable tooling and supplies............................   28.5   28.6
                                                                  ------ ------
                                                                   238.9  238.6
      Inventory valuation allowances.............................    --   (27.0)
                                                                  ------ ------
        Net inventories.......................................... $238.9 $211.6
                                                                  ====== ======

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

  At December 31 property, plant and equipment consisted of the following:

                                                                  1998    1997
                                                                 ------  ------
                                                                 (IN MILLIONS)
      Property, plant and equipment:
        Land and land improvements.............................. $ 10.3  $ 11.8
        Buildings...............................................  105.4   126.9
        Machinery and equipment.................................  303.6   463.5
                                                                 ------  ------
                                                                  419.3   602.2
        Accumulated depreciation................................   (9.1) (273.0)
                                                                 ------  ------
                                                                 $410.2  $329.2
                                                                 ======  ======

NOTE 7: COMMITMENTS AND CONTINGENCIES

  At December 31, 1998, Ignition had accruals of $15.7 million with respect to potential environmental liabilities, including $8.2 million classified as a long-term liability, based on Ignition's current estimate of the most likely amount of losses that it believes will be incurred.

  Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes $6.6 million related to sites owned by Ignition and $9.1 million for retained environmental liabilities related to sites previously owned by Ignition and third-party sites where Ignition was a contributor. Third-party sites usually involve multiple contributors where Ignition's liability will be determined based on an estimate of Ignition's proportionate responsibility for the total cleanup. The amounts actually accrued for such sites are based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties.

  Ignition has not utilized any form of discounting in establishing its environmental liability accrual. While the environmental liability accrual involves estimates that can have wide ranges of potential liability, Ignition has taken a proactive approach and have managed environmental costs over the years. Ignition does not believe that the nature of their products, production processes, or materials or other factors involved in the manufacturing process are subject to unusual risks or exposures for environmental liability. Ignition's greatest exposure to inaccuracy in their estimates is with respect to the constantly changing definitions of what constitutes an environmental liability or an acceptable level of cleanup.

                        FEDERAL-MOGUL IGNITION COMPANY

NOTE 8: RESTRUCTURING

  In connection with acquisitions accounted for using the purchase method of accounting, Ignition recorded, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired business into existing operations of Ignition. Significant accruals include plant shut-down and realignment costs, and relocations, and aggregated $32.9 million, and $10.5 million at December 31, 1998 and 1997, respectively. Substantially all payments related to December 31, 1997 accruals were made in 1998.

NOTE 9: BORROWING ARRANGEMENTS

  Ignition cash and indebtedness is managed on a worldwide basis by its parent. The majority of the cash provided by or used by a particular division, including Ignition is provided through this consolidated cash and debt management system. As a result, the amount of cash or debt historically related to Ignition is not determinable. For purposes of Ignition's historical financial statements, identifiable debt was allocated to Ignition during each year with all of Ignition's positive or negative cash flows being treated as cash transferred to or from its parent.

  Federal-Mogul funded the acquisition of Ignition through the issuance of long-term debt. As such, the net parent investment at December 31, 1998 represents intercompany debt. Federal-Mogul charges Ignition interest on this balance based on its incremental borrowing rate, which approximated 7.75% at December 31, 1998.

  Ignition has international short-term borrowing facilities under which $16.0 million and $35.5 million was outstanding at December 31, 1998 and 1997 respectively.

  For purposes of Ignition's historical financial statements, interest expense has been computed using the actual interest rate with respect to international short-term borrowings. Total interest related to short-term debt paid during 1998, 1997 and 1996 was $1.5 million, $.6 million and $.2 million, respectively.

  Federal-Mogul has pledged 100% of Ignition's capital stock to secure certain outstanding debt of Federal-Mogul. In addition, Ignition has guaranteed fully and unconditionally, on a joint and general basis, the obligation to pay principal and interest under Federal-Mogul's Senior Credit Agreement and its publicly registered debt which approximate $3.1 billion at December 31, 1998. Such pledges have also been made by certain other subsidiaries of Federal-Mogul.

                         FEDERAL-MOGUL IGNITION COMPANY

NOTE 10: NET PARENT INVESTMENT

  Changes in net parent investment were as follows:

                                                                  (IN MILLIONS)
      Balance at January 1, 1996................................    $1,103.1
        Comprehensive income....................................        62.7
        Intercompany transactions, net..........................       (36.2)
                                                                    --------
      Balance at December 31, 1996..............................     1,129.6
        Comprehensive income....................................        36.2
        Intercompany transactions, net..........................       (68.7)
                                                                    --------
      Balance at December 31, 1997..............................     1,097.1
        Comprehensive income for the period January 1, 1998
         through October 9, 1998................................        41.1
        Intercompany transactions, net..........................        95.6
                                                                    --------
      Balance at October 9, 1998................................    $1,233.8
                                                                    ========
      Federal-Mogul initial investment in Ignition..............    $1,462.2
        Comprehensive income for the period October 10, 1998
         through December 31, 1998..............................        (1.8)
        Intercompany transactions, net..........................       (52.2)
                                                                    --------
      Balance at December 31, 1998..............................    $1,408.2
                                                                    ========

  Intercompany transactions were principally cash transfers between Ignition and its parent.

NOTE 11: INCOME TAXES

  Ignition files a consolidated return with its parent for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

                                               PERIOD
                                   PERIOD    JANUARY 1,
                                OCTOBER 10,     1998
                                1998 THROUGH  THROUGH    YEAR ENDED   YEAR ENDED
                                DECEMBER 31, OCTOBER 9, DECEMBER 31, DECEMBER 31,
                                    1998        1998        1997         1996
                                ------------ ---------- ------------ ------------
      Components of income tax
       expense:
        Current...............      $2.4       $43.8       $39.1        $41.1
        Deferred..............        --       (17.0)       (0.8)         2.7
                                    ----       -----       -----        -----
        Income Tax Expense....      $2.4       $26.8       $38.3        $43.8
                                    ====       =====       =====        =====

                                               PERIOD
                                   PERIOD    JANUARY 1,
                                OCTOBER 10,     1998
                                1998 THROUGH  THROUGH    YEAR ENDED   YEAR ENDED
                                DECEMBER 31, OCTOBER 9, DECEMBER 31, DECEMBER 31,
                                    1998        1998        1997         1996
                                ------------ ---------- ------------ ------------
      Effective tax rate
       reconciliation:
        U.S. Federal statutory
         rate.................        35%         35%         35%          35%
        State and Local
         Taxes................         4           4           4            3
        Nondeductible
         Goodwill.............        50           8           7            6
        Other.................       (26)         (4)         (3)          (3)
                                    ----       -----       -----        -----
        Effective Tax Rate....        63%         43%         43%          41%
                                    ====       =====       =====        =====

                        FEDERAL-MOGUL IGNITION COMPANY

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Ignition net deferred tax asset is non-deductible accruals and depreciation timing differences.

                                                                  1998    1997
                                                                 ------  ------
      Current deferred tax assets/(liabilities)................. $ 64.3  $ 17.2
      Long term deferred tax assets/(liabilities................  (51.9)  113.0
                                                                 ------  ------
      Net deferred tax assets................................... $(12.4) $130.2
                                                                 ======  ======

  As Ignition files a consolidated tax return with its parent, the net deferred tax asset at December 31, 1998 and net deferred tax liability at 1997 is a component of the net parent investment.

NOTE 12: PENSION PLANS

  In 1996 and 1997 as part of Cooper, employees of Ignition participated in numerous pension plans covering substantially all domestic employees and pension and similar arrangements in accordance with local customs covering employees at foreign locations. The assets of the various domestic and foreign plans were maintained in various trusts and consisted primarily of equity and fixed-income securities. Funding policies range from five to thirty years. Pension benefits for salaried employees were generally based upon career earnings. Benefits for hourly employees were generally based on a dollar unit, multiplied by years of service. The amount of expense and the funded status with respect to the defined benefit pension plans of the Ignition, exclusive of the Cooper Salaried Employee Benefit Plan, is set forth in the table below. In addition, most U.S. salaried employees of Ignition participated in the Cooper Salaried Employee Benefit Plan. The amount of expense allocated to Ignition for this plan was $0.4 million and $1.0 million for the years ended December 31, 1997 and 1996, respectively. During 1997 and 1996, Ignition expense with respect to domestic and foreign defined contribution plans (primarily related to various groups of hourly employees) amounted to $3.2 million and $2.6 million, respectively. Ignition aggregate pension expense amounted to $10.1 million and $10.6 million during 1997 and 1996, respectively.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                --------------
                                                                 1997    1996
                                                                ------  ------
                                                                (IN MILLIONS)
      Components of defined benefit plan net pension expense:
        Service cost--benefits earned during the year.........  $  3.5  $  3.3
        Interest cost on projected benefit obligation.........    18.0    17.5
        Actual return on assets...............................   (25.6)  (17.8)
        Net amortization and deferral.........................    10.6     4.0
                                                                ------  ------
          Net pension expense.................................  $  6.5  $  7.0
                                                                ======  ======

                        FEDERAL-MOGUL IGNITION COMPANY

                                         ASSETS EXCEED     ACCUMULATED BENEFITS
                                      ACCUMULATED BENEFITS    EXCEED ASSETS
                                      -------------------- --------------------
                                                    (IN MILLIONS)
      Funded status of the plans at
       December 31, 1997
      Actuarial present value of:
        Vested benefit obligation...         $(5.8)              $(218.7)
                                             =====               =======
        Accumulated benefit
         obligation.................         $(5.8)              $(241.3)
                                             =====               =======
        Projected benefit
         obligation.................         $(8.2)              $(247.8)
      Plan assets at fair value.....           7.8                 209.0
                                             -----               -------
      Projected benefit obligation
       in excess of plan assets.....          (0.4)                (38.8)
      Unrecognized net loss.........           0.3                  43.8
      Unrecognized net (asset)
       obligation from adoption
       date.........................           --                    0.1
      Unrecognized prior service
       cost.........................           --                    4.2
      Adjustment required to
       recognize minimum liability..           --                  (28.7)
                                             -----               -------
      Pension liability at end of
       year.........................         $(0.1)              $ (19.4)
                                             =====               =======

                                                         ----------------------
                                                         DOMESTIC INTERNATIONAL
                                                         -------- -------------
      Actuarial assumptions used:
        Discount rate...................................  7 1/2%      6-7 1/4%
        Rate of compensation increase...................  4 3/4%      4 1/2-6%
        Expected long-term rate of return on assets.....  8 1/2%  7 1/2-9 3/4%

  In 1998, the various pension plans of Ignition were merged into other plans of Cooper. As such, the related pension liabilities were recorded to intercompany debt. These multi-employer plans were in-turn assumed by Federal-Mogul in its acquisition of Ignition. Such plans were required to be fully funded by Cooper prior to the acquisition by Federal-Mogul. The aggregated fully funded projected benefit obligation of such plans of $352,000,000 was based upon a discount rate of 7.25% at December 31, 1998. The expense charged to Ignition by Cooper during the period January 1, 1998 to October 9, 1998 was $7.3 million. The credit to Ignition from Federal-Mogul for the period October 10, 1998 to December 31, 1998 was $465,000.

NOTE 13: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  As part of Cooper and subsequently Federal-Mogul, benefits provided to employees of Ignition under various multi-employer postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 90% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $12.1 million, $11.4 million, $4.4 million, and $2.8 million for 1996, 1997, the period January 1, 1998 to October 9, 1998, and October 10, 1998 to December 31, 1998, respectively. The unfunded projected benefit obligation of these plans aggregated approximately $209 million at December 31, 1998 based upon a discount rate of 6.75%

                        FEDERAL-MOGUL IGNITION COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)



NOTE 14: NORTH AMERICA, EUROPE AND OTHER OPERATIONS

  Ignition operates in a single business segment, Automotive Products. It manufactures and distributes spark plugs, wiper blades, lamps, and other products for use by the automotive aftermarket and in automobile assemblies. No single customer accounted for 10% or more of combined revenues in 1998, 1997 or 1996.

                                                    REVENUES                                 ASSETS
                         -------------------------------------------------------------- -----------------
                         PERIOD OCTOBER 10, PERIOD JANUARY 1,  YEAR ENDED   YEAR ENDED    DECEMBER 31,
                            1998 THROUGH      1998 THROUGH    DECEMBER 31, DECEMBER 31, -----------------
                         DECEMBER 31, 1998   OCTOBER 9, 1998      1997         1996       1998     1997
                         ------------------ ----------------- ------------ ------------ -------- --------
North America...........       $150.8            $506.1         $  711.4     $  715.7   $1,025.1 $  827.9
Europe..................         59.1             195.1            253.8        258.5      463.0    469.1
Other...................         23.2              81.6             66.1         66.0      165.2     82.8
                               ------            ------         --------     --------   -------- --------
  Consolidated..........       $233.1            $782.8         $1,031.3     $1,040.2   $1,653.3 $1,379.8
                               ======            ======         ========     ========   ======== ========

NOTE 15: CONCENTRATIONS OF CREDIT RISK

  Ignition grants credit to their customers, which are primarily in the automotive industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the customer base and their dispersion across many different countries. Ignition performs periodic credit evaluations of their customers and generally do not require collateral.

NOTE 16: SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES

  The following noncash transactions have been excluded from the combined statements of cash flows:

                                                       1998    1997    1996
                                                       -----  ------  ------
                                                          (IN MILLIONS)
      Assets acquired and liabilities assumed or
       incurred from the acquisition of businesses:
        Fair value of assets acquired................. $11.3  $ 27.0  $ 50.7
        Cash used to acquire businesses, net of cash
         acquired.....................................  (8.5)  (20.1)  (50.3)
                                                       -----  ------  ------
          Liabilities assumed or incurred............. $ 2.8  $  6.9  $  0.4
                                                       =====  ======  ======

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Federal-Mogul Corporation:

  We have audited the accompanying balance sheets of Federal-Mogul Aviation, Inc. and the Aviation Division of the Cooper Automotive Division of Cooper Industries (the Predecessor) as of December 31, 1998 and 1997, respectively, and the related statements of operations and cash flows for the periods October 10, 1998 through December 31, 1998, and for the Predecessor for the period January 1, 1998 through October 9, 1998 and for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the respective Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal-Mogul Aviation, Inc. at December 31, 1998 and the Predecessor at December 31, 1997, and the results of its operations and its cash flows for the period October 10, 1998 through December 31, 1998 and for the Predecessor for the period January 1, 1998 through October 9, 1998, and for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Detroit, Michigan
February 12, 1999

                          FEDERAL-MOGUL AVIATION, INC.

                            STATEMENTS OF OPERATIONS
                                  (thousands)

                                                           Predecessor
                                                    ---------------------------
                                                                 Year ended
                                       October 10-  Janaury 1-  December 31,
                                       December 31, October 9, ----------------
                                           1998        1998     1997     1996
                                       ------------ ---------- -------  -------
Revenues..............................   $13,579     $46,836   $58,449  $52,461
Cost of sales.........................     8,977      31,738    36,918   35,062
Selling and administrative expenses...       995       3,808     6,448    5,500
Amortization expense..................       289         309       168      376
Interest expense......................     1,394         --          9      --
Other (income)/expense, net...........       224          12      (290)     260
                                         -------     -------   -------  -------
  Income before income taxes..........     1,700      10,969    15,196   11,263
Income taxes..........................       776       4,314     6,034    4,480
                                         -------     -------   -------  -------
  Net income..........................   $   924     $ 6,655   $ 9,162  $ 6,783
                                         =======     =======   =======  =======



                See accompanying Notes to Financial Statements.

                          FEDERAL-MOGUL AVIATION, INC.

                                 BALANCE SHEETS

                                                              December 31,
                                                           -------------------
                                                                   Predecessor
                                                            1998      1997
                                                           ------- -----------
                                                               (thousands)
Assets
Cash...................................................... $     1   $     1
Accounts receivable.......................................   7,104     6,086
Inventories...............................................  18,255    13,072
Other.....................................................     --         16
                                                           -------   -------
  Total current assets....................................  25,360    19,175
Property, plant and equipment, less accumulated
 depreciation.............................................  19,448    14,518
Goodwill, less accumulated amortization...................  28,546    16,488
Other intangibles, less accumulated amortization..........  15,704       --
Other assets..............................................     --          7
                                                           -------   -------
  Total assets............................................ $89,058   $50,188
                                                           =======   =======
Liabilities and Net Parent Investment
Accounts payable.......................................... $ 3,456   $ 2,481
Accrued compensation......................................     607       603
Restructuring and rationalization reserves................     119     2,192
Other accrued liabilities.................................     683     1,072
                                                           -------   -------
  Total current liabilities...............................   4,865     6,348
Other long-term liabilities...............................     --        936
Net parent investment.....................................  84,193    42,904
                                                           -------   -------
  Total liabilities and net parent investment............. $89,058   $50,188
                                                           =======   =======


                See accompanying Notes to Financial Statements.

                          FEDERAL-MOGUL AVIATION, INC.

                            STATEMENTS OF CASH FLOWS
                                  (THOUSANDS)

                                                        PREDECESSOR
                                                -----------------------------
                                                              YEAR ENDED
                                   OCTOBER 10-  JANUARY 1-   DECEMBER 31,
                                   DECEMBER 31, OCTOBER 9, ------------------
                                       1998        1998      1997      1996
                                   ------------ ---------- --------  --------
Cash flows from operating
 activities:
  Net income......................   $   924     $ 6,655   $  9,162  $  6,783
Adjustments to reconcile to net
 cash provided by operating
 activities:
  Depreciation expense............       287       2,122      2,556     2,514
  Amortization expense............       289         309        168       376
  Changes in assets and
   liabilities:
    Accounts receivable...........       600      (1,618)     1,228    (1,366)
    Inventories...................       300      (4,883)        45     4,650
    Accounts payable and accrued
     liabilities..................      (795)     (1,624)        36       162
    Other assets and liabilities,
     net..........................       --           23        151        44
                                     -------     -------   --------  --------
      Net cash provided by
       operating activities.......     1,605         984     13,346    13,163
Cash flows from investing
 activities:
  Capital expenditures............      (275)       (420)      (528)     (323)
Cash flows from financing
 activities:
  Net intercompany activity with
   parent.........................    (1,330)       (564)   (12,819)  (12,840)
                                     -------     -------   --------  --------
Decrease in cash .................       --          --          (1)      --
      Cash at beginning of
       period.....................         1           1          2         2
                                     -------     -------   --------  --------
      Cash at end of period.......   $     1     $     1   $      1  $      2
                                     =======     =======   ========  ========



                See accompanying Notes to Financial Statements.

                         FEDERAL-MOGUL AVIATION, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

  The accompanying financial statements reflect the assets, liabilities and operations of Federal-Mogul Aviation, Inc. ("Aviation"). Aviation is a wholly owned subsidiary of Federal-Mogul Corporation ("Federal-Mogul"). Aviation was previously an operating unit included in the Cooper Automotive Division of Cooper Industries, Inc. ("Cooper"). Federal-Mogul purchased the automotive divisions of Cooper, including Aviation, on October 9, 1998 for approximately $2.2 billion of which approximately $83 million is attributable to Aviation. The assets and liabilities of Aviation have been adjusted to their fair values as of October 9, 1998. All related purchase accounting adjustments as recorded by Federal-Mogul and related to Aviation have been reflected herein. Such adjustments consist principally of the following:

      Increase in net book value to fair value (in thousands):
        Inventory....................................................... $  600
        Property, plant and equipment...................................  6,900
        Intangible assets (including goodwill).......................... 28,000

  In connection with the acquisition, Federal-Mogul is in the process of having valuations of acquired property, plant and equipment and identifiable intangible assets completed. In addition, the related purchase agreement includes a price adjustment based upon acquired net assets, as defined in the agreement, as of the acquisition date. The purchase price allocations included in the accompanying financial statements are based upon management's best estimates and currently available information. Such purchase price allocations will be finalized when such valuations and the final purchase price adjustment are completed in 1999. Actual results could differ from the above estimates.

  Aviation operates with complete financial and operations staff on a decentralized basis. Its parent provides certain centralized services for employee benefits administration, cash management, risk management, legal services, public relations, domestic tax reporting and internal and external audit. Its parent bills Aviation for all direct costs incurred on behalf of Aviation. General corporate, accounting, tax, legal and other administrative costs that are not directly attributable to the operations of Aviation have been allocated based on a ratio of Aviation's revenues to consolidated revenues. Management believes that this allocation method is reasonable.

  The accompanying financial statements include the accounts of Aviation as described above. These statements are presented as if Aviation had existed as an entity separate from its parent during the period presented and include the assets, liabilities, revenues and expenses that are directly related to Aviation's operations.

  Because Aviation is fully integrated into its parent's worldwide cash management system, all of their cash requirements are provided by its parent and any excess cash generated by Aviation is transferred.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         FEDERAL-MOGUL AVIATION, INC.

  Inventories: Inventories are carried at cost or, if lower, net realizable value. Through October 9, 1998 cost determined using the first-in, first-out
(FIFO) method. From October 10, 1998 and thereafter, cost was determined using the last-in, first-out (LIFO) method, which at December 31, 1998, approximated FIFO.

  Revenue Recognition: The Company recognizes revenue and estimated returns from product sales and the related customer incentive and warranty expense when goods are shipped to the customer.

  Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using primarily the straight-line method. This method is applied to group asset accounts, which in general have the following lives: buildings--10 to 40 years and machinery and equipment--3 to 20 years.

  Goodwill and Other Intangible Assets: At December 31, goodwill and other intangible assets which result principally from acquisitions, consisted of the following (in thousands):

                                                    Estimated
                                                   Useful Life  1998     1997
                                                   ----------- -------  -------
      Goodwill.................................... 40 years    $28,710  $19,544
      Accumulated amortization....................                (164)  (3,056)
                                                               -------  -------
      Total Goodwill..............................             $28,546  $16,488
                                                               =======  =======
      Trademarks.................................. 40 years    $10,790  $   --
      Developed technology........................ 12-30 years   3,825      --
      Assembled workforce......................... 15 years      1,214      --
                                                               -------  -------
                                                                15,829      --
      Accumulated amortization....................                (125)     --
                                                               -------  -------
      Total other intangible assets...............             $15,704  $   --
                                                               =======  =======

  Intangible assets are periodically reviewed for impairment based on an assessment of future cash flows to ensure that they are appropriately valued. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

  Net Parent Investment: The Net Parent Investment account reflects the balance of Aviation's historical earnings, intercompany debt, accrued and deferred income taxes and other transactions between Aviation and its parent.

  Effect of Accounting Pronouncements: In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting the Costs of Start-Up Activities. SOP 98-5 is effective January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. The Company does not anticipate that the adoption of this statement will have a significant effect on its results of operations or financial position.

  Fair Value of Financial Instruments: The carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable and accounts payable approximate their fair value.

                         FEDERAL-MOGUL AVIATION, INC.

NOTE 3: INVENTORIES

  At December 31, inventories consisted of the following:

                                                                 1998    1997
                                                                ------- -------
                                                                  (THOUSANDS)
      Raw materials............................................ $ 5,100 $ 4,810
      Work-in-process..........................................   9,315   7,955
      Finished goods...........................................   2,159   1,784
      Perishable tooling and supplies..........................   1,681   1,686
                                                                ------- -------
                                                                 18,255  16,235
      Inventory valuation allowances...........................     --   (3,163)
                                                                ------- -------
        Net inventories........................................ $18,255 $13,072
                                                                ======= =======

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are stated at cost and include expenditures which materially extend the useful lives of existing buildings, machinery and equipment. At December 31, property, plant and equipment consisted of the following:

                                                               1998     1997
                                                              -------  -------
                                                                (THOUSANDS)
      Property, plant and equipment:
        Land and land improvements........................... $   148  $   268
        Buildings............................................   9,335    9,408
        Machinery and equipment..............................  10,253   23,814
                                                              -------  -------
                                                               19,736   33,490
        Accumulated depreciation.............................    (288) (18,972)
                                                              -------  -------
                                                              $19,448  $14,518
                                                              =======  =======

NOTE 5: COMMITMENTS AND CONTINGENCIES

  In connection with acquisitions accounted for using the purchase method of accounting, Aviation records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired business into existing operations of Aviation. Significant accruals include plant shut-down and realignment costs, and facility relocations, and aggregated $0.2 million and $2.2 million at December 31, 1998 and 1997, respectively.

  Amounts expended totaled $2.0 million, $1.1 million and $0 in 1998, 1997 and 1996, respectively. The spending related primarily to downsizing and consolidating facilities.

  Federal-Mogul has pledged 100% of Aviation's capital stock to secure certain outstanding debt of Federal-Mogul. In addition, Aviation has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul's Senior Credit Agreement and its publicly traded registered debt which approximate $3.1 billion at December 31, 1998. Such pledges and guarantees have also been made by certain other subsidiaries of Federal-Mogul.

                         FEDERAL-MOGUL AVIATION, INC.

NOTE 6: NET PARENT INVESTMENT

  Changes in net parent investment during the three years ended December 31, 1998 were as follows:

      Balance at January 1, 1996.................................... $ 48,530
        Net intercompany transactions with parent...................  (13,411)
        Net income..................................................    6,783
                                                                     --------
      Balance at December 31, 1996..................................   41,902
        Net intercompany transactions with parent...................   (8,160)
        Net income..................................................    9,162
                                                                     --------
      Balance at December 31, 1997..................................   42,904
        Net intercompany transactions with parent...................   (1,927)
        Net income for period from January 1, 1998 to October 10,
         1998.......................................................    6,655
                                                                     --------
      Balance at October 9, 1998.................................... $ 47,632
                                                                     ========
      Federal-Mogul investment in Aviation.......................... $ 81,979
        Net intercompany transactions with parent...................    1,290
        Net income for period from October 10, 1998 to December 31,
         1998.......................................................      924
                                                                     --------
      Balance at December 31, 1998.................................. $ 84,193
                                                                     ========

  Federal-Mogul financed the acquisition of Cooper Automotive through the issuance of long-term debt. As such, the net parent investment balance at December 31, 1998 represents intercompany debt. Federal-Mogul charges interest on this balance based on its incremental borrowing rate, which approximated 7.75% at December 31, 1998.

NOTE 7: INCOME TAXES

  Aviation files a consolidated return with its parent for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes. A reconciliation between Aviation's statutory federal income tax rate and its effective tax rate is summarized below:

                                             PERIOD       PERIOD
                                           JANUARY 1,  OCTOBER 10,
                                          1998 THROUGH 1998 THROUGH
                                           OCTOBER 9,  DECEMBER 31,
                                              1998         1998     1997  1996
                                          ------------ ------------ ----  ----
      Effective tax rate reconciliation:
        U.S. Federal statutory rate......     35.0%        35.0%    35.0% 35.0%
        State and Local Taxes............      4.0          4.0      4.0   4.0
        Other............................      0.3          6.6      0.7   0.7
                                              ----         ----     ----  ----
        Effective Tax Rate...............     39.3%        45.6%    39.7% 39.7%
                                              ====         ====     ====  ====

  Deferred taxes and income taxes payable are a component of the net investment in parent.

NOTE 8: PENSION PLANS

  Employees of Aviation participate in pension plans covering substantially all employees of its parent. The assets of the various domestic plans are maintained in various trusts and consist primarily of equity and fixed-income securities. Funding policies range from five to thirty years. Pension benefits for salaried employees are

                         FEDERAL-MOGUL AVIATION, INC.

generally based upon career earnings. Benefits for hourly employees are generally based on a dollar unit, multiplied by years of service. The pension expense charged to Aviation by the plans during the period October 10, 1998 to December 31, 1998, January 1, 1998 to October 9, 1998, and the years ended December 31, 1997 and 1996 approximated 0, $0.3 million, $0.4 million and $0.4 million, respectively. Such plans were required to be fully funded by Cooper, prior to the acquisition by Federal-Mogul. The aggregated fully funded projected benefit obligation of such plans of $352 million was based upon a discount rate of 7.25% at December 31, 1998.

  In addition, most salaried employees of Aviation participate in the Cooper Salaried Employee Benefit Plan. The amount of expense allocated to Aviation during the period October 10, 1998 to December 31, 1998, January 1, 1998 to October 9, 1998, and the years ended December 31, 1997 and 1996 approximated $15,000, $0.2 million, $24,000 and $0.1 million, respectively.

  In addition, most hourly employees participate in various defined contribution plans. The amount of expense allocated to Aviation during the period October 10, 1998 to December 31, 1998, January 1, 1998 to October 9, 1998, and the years ended December 31, 1997 and 1996 approximated $0.1 million, $0.2 million, $0.2 million and $0.2 million, respectively.

Note 9: Benefits Other Than Pensions

  Benefits provided to employees of Aviation under various multi-employer postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 90% of the total. Such benefit expenses charged to Aviation by the multi-employer plans during the period October 10, 1998 to December 31, 1998, January 1, 1998 to October 9, 1998 and for the years ended December 31, 1997 and 1996, approximated $0.2 million, $0.3 million, $0.7 million and $0.7 million, respectively.

  All full-time employees of Aviation, except for certain bargaining unit employees, were eligible to participate in the Cooper Savings Plan ("CO-SAV"). Under the terms of the Plan, employee savings deferrals were partially matched with contributions of Cooper Common stock consisting of either an allocation of shares in Cooper's Employee Stock Ownership Plan ("ESOP") or new shares issued to the ESOP. All assets of the CO-SAV and ESOP Plans shall be transferred to the multi-employer defined contribution plans which Aviation participates.

  The Aviation Division's compensation expense with respect to the CO-SAV plan and the ESOP was approximately $0.1 million, $0.2 million and $0.3 million in 1998, 1997 and 1996, respectively.

Note 10: Concentration of Credit Risk and Other

  Aviation grants credit to their customers, which are primarily in the aerospace industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising Aviation's customer base. Aviation performs periodic credit evaluations of their customers and generally do not require collateral.

  Aviation operates in a single business segment manufacturing internal engine parts for the aerospace industry. Aviation manufactures and distributes ignition parts for use in the aerospace aftermarket and original equipment industry. One customer, a distributor of these ignition parts, accounted for approximately 30% of sales ion the periods October 10, 1998 to December 31, 1998 and January 1, 1998 to October 9, 1998, and 26% and 25% for the years ended December 31, 1997 and 1996, respectively. No other customer accounted for 10% or more of revenues in 1998, 1997 or 1996. All of Aviation's operations are conducted in the United States.

                                  SIGNATURES

  Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Federal-Mogul Corporation

                                                  /s/ Thomas W. Ryan
                                          By: _________________________________
                                                      Thomas W. Ryan
                                            Executive Vice President and Chief
                                                     Financial Officer

Dated: March 31, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities.

                 Signature                                     Title
                 ---------                                     -----


         /s/ Richard A. Snell               Chairman and Chief Executive Officer
___________________________________________
             Richard A. Snell

          /s/ Thomas W. Ryan                Executive Vice President and Chief
___________________________________________   Financial Officer (Principal Financial
              Thomas W. Ryan                  Officer)

         /s/ Kenneth P. Slaby               Vice President and Controller (Principal
___________________________________________   Accounting Officer)
             Kenneth P. Slaby



                     *                      Director
___________________________________________
              John F. Fannon

                     *                      Director
___________________________________________
             Roderick M. Hills

                     *                      Director
___________________________________________
             Paul Scott Lewis

                     *                      Director
___________________________________________
              Antonio Madero

                     *                      Director
___________________________________________
           Robert S. Miller, Jr.

                     *                      Director
___________________________________________
               John C. Pope

                     *                      Director
___________________________________________
        Sir Geoffrey Whalen C.B.E.


      /s/ James J. Zamoyski
By___________________________________
          James J. Zamoyski
          Attorney-in-fact