Form 10-Q
period 1999-03-31
FEDERAL MOGUL CORP
filed 1999-05-17
CIK 34879

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Period Ended                            March 31, 1999
                     ----------------------------------------------------------


Commission File Number                              1-1511
                       --------------------------------------------------------



                           FEDERAL-MOGUL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



              Michigan                                38-0533580
-------------------------------------------------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


            26555 Northwestern Highway, Southfield,Michigan   48034
-------------------------------------------------------------------------------
              (Address of principal executive offices)     (Zip Code)

                                (248) 354-7700
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
-------------------------------------------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                       Yes        X                 No
                           ---------------             --------------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Common Stock Outstanding -  70,487,776 shares as of May 10, 1999

                          FORWARD-LOOKING STATEMENTS

     Certain statements contained or incorporated in this Quarterly Report on Form 10-Q, which are not statements of historical fact constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (The "Act"). Such statements are made in good faith by Federal-Mogul pursuant to the "Safe Harbor" provisions of the Act.

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

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
         --------------------

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Millions of Dollars, Except Per Phare Amounts)


                                                                                  Three Months Ended
                                                                                        March 31
                                                                           ---------------------------------

                                                                                1999          1998
                                                                              --------      ----------
Net sales                                                                    $1,642.2          $ 658.0
Cost of products sold                                                         1,192.7            496.7
                                                                              -------          -------
  Gross margin                                                                  449.5            161.3

Selling, general and administrative expenses                                    222.5             98.1
Amortization                                                                     32.8              8.9
Purchased in-process research and development charge                                -             18.6
Restructuring charge                                                                -             10.5
Adjustment of assets held for sale and other long-lived assets to fair value        -             20.0
Integration costs                                                                10.1                -
Interest expense                                                                 70.9             16.5
Interest income                                                                  (1.0)            (6.7)
International currency exchange losses                                            2.3              1.1
Net gain on British pound currency option and forward contract                      -            (13.3)
Other expense, net                                                                5.3              6.0
                                                                                -----            -----
   Earnings before income taxes, extraordinary item and
     cumulative effect of change in accounting principle                        106.6              1.6

Income tax expense                                                               45.2              8.8
                                                                             --------          -------
  Earnings (loss) before extraordinary item and
     cumulative effect of change in accounting principle                         61.4             (7.2)

Extraordinary item  loss on early retirement of debt, net of
     applicable income tax benefit                                               23.1                -

Cumulative effect of change in accounting for costs of start-up
     activities, net of applicable income tax benefit                            12.7                -
                                                                             --------         --------
  Net earnings (loss)                                                            25.6             (7.2)
Preferred stock dividends, net of related tax benefits                            0.7              0.8
                                                                            ---------          -------

  Net Earnings (Loss) Available for Common Shareholders                     $    24.9         $   (8.0)
                                                                             ========           =======
Earnings (Loss) Per Common Share

Basic
  Earnings (loss) before extraordinary item and cumulative effect of
     change in accounting principle                                             $ .89            $(.20)
   Extraordinary item  loss on early retirement of debt, net of
      applicable income tax benefit                                              (.34)               -
  Cumulative effect of change in accounting for costs of start-up
     activities, net of applicable income tax benefit                            (.19)               -
                                                                                 -----           -----
   Net Earnings (Loss) Available for Common Shareholders                        $ .36            $(.20)
                                                                                 =====            =====
Diluted
  Earnings (loss) before extraordinary item and cumulative effect of
     change in accounting principle                                             $ .80            $(.20)
  Extraordinary item  loss on early retirement of debt, net of
     applicable income tax benefit                                               (.27)               -
  Cumulative effect of change in accounting for costs of start-up activities,
     net of applicable income tax benefit                                        (.15)               -
                                                                                 -----           -----
   Net Earnings (Loss) Available for Common Shareholders                        $ .38            $(.20)
                                                                                 =====            =====

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Millions of Dollars)

                                                                             (Unaudited)
                                                                               March 31    December 31
                                                                                1999         1998
                                                                             ----------  ----------------
Assets
Cash and equivalents                                                            $   85.7   $   77.2
Accounts receivable                                                              1,057.0    1,025.0
Investment in accounts receivable securitization                                   140.2       91.1
Inventories                                                                      1,008.2    1,068.6
Prepaid expenses and income tax benefits                                           262.8      337.7
                                                                                --------   --------
     Total Current Assets                                                        2,553.9    2,599.6

Property, plant and equipment, net                                               2,395.7    2,477.5
Goodwill                                                                         3,503.2    3,398.4
Other intangible assets                                                            862.1      886.4
Other noncurrent assets                                                            549.6      578.2
                                                                                --------   --------
     Total Assets                                                               $9,864.5   $9,940.1
                                                                                ========   ========
Liabilities and Shareholders' Equity
Short-term debt, including current portion of long-term debt                    $  196.1   $  211.0
Accounts payable                                                                   478.0      498.4
Accrued compensation                                                               193.3      200.3
Restructuring and rationalization reserves                                         147.9      178.9
Current portion of asbestos liability                                              125.0      125.0
Income taxes payable                                                               115.7      142.2
Other accrued liabilities                                                          564.3      673.7
                                                                                --------   --------
     Total Current Liabilities                                                   1,820.3    2,029.5

Long-term debt                                                                   3,396.7    3,130.7
Long-term portion of asbestos liability                                          1,136.4    1,176.7
Postemployment benefits                                                            664.5      677.0
Other accrued liabilities                                                          346.7      327.0
Minority interest in consolidated subsidiaries                                      36.5       38.0
Company-obligated, mandatorily redeemable preferred securities of subsidiary
  trust holding solely convertible subordinated debentures of the Company(1)       575.0      575.0

Shareholders' equity:
  Series C ESOP preferred stock                                                     43.3       44.4
  Series E preferred stock                                                             -      132.7
  Common stock                                                                     352.0      336.8
  Additional paid-in capital                                                     1,780.3    1,665.8
  Accumulated deficit                                                              (44.3)     (69.9)
  Unearned ESOP compensation                                                       (15.1)     (15.1)
  Accumulated other comprehensive income                                          (225.7)    (106.0)
  Other                                                                             (2.1)      (2.5)
                                                                                --------   --------
     Total Shareholders' Equity                                                  1,888.4    1,986.2
                                                                                --------   --------
     Total Liabilities and Shareholders' Equity                                 $9,864.5   $9,940.1
                                                                                ========   ========

See accompanying notes.

----------------------------------
(1) The sole assets of the Trust are convertible subordinated debentures of Federal-Mogul with an aggregate principal amount of $575.0 miilion, which bear interest at a rate of 7% per annum and mature on December 1, 2027. Upon repayment, the Company-obligated mandatorily redeemable preferred securities of subsidiary trust will be mandatorily redeemed.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)

                                                                                Three Months Ended
                                                                                      March 31
                                                                              ----------------------
                                                                                 1999         1998
                                                                              ---------     ---------
Cash Provided From (Used By) Operating Activities
 Net earnings (loss)                                                            $  25.6      $ (7.2)
 Adjustments to reconcile net earnings (loss) to net
   cash provided from (used by) operating activities
     Depreciation and amortization                                                 88.8        29.8
     Purchased in-process research and development charge                             -        18.6
     Restructuring charge                                                             -        10.5
     Adjustment of assets held for sale and other
       long-lived assets to fair value                                                -        20.0
     Loss on early retirement of debt                                              23.1           -
     Cumulative effect of change in accounting principle                           12.7           -
     Postemployment benefits                                                        8.0        (0.1)
     Increase in accounts receivable                                             (146.1)      (57.1)
     Decrease in inventories                                                       14.1        36.8
     Increase (decrease) in accounts payable                                       (1.8)       22.0
     Increase in current liabilities and other                                      7.0        19.3
     Payments against restructuring and rationalization reserves                  (31.0)       (4.5)
     Payments against asbestos liability                                          (32.3)       (5.4)
                                                                                -------      ------
       Net Cash Provided From (Used By) Operating Activities                      (31.9)       82.7

Cash Provided From (Used By) Investing Activities
 Expenditures for property, plant and equipment and other long-term assets        (75.2)      (19.5)
 Proceeds from sale of business investments                                         5.9        49.3
 Proceeds from sale of options                                                        -        39.5
 Business acquisitions, net of cash acquired                                     (112.9)   (2,655.8)
                                                                              ---------   ---------
       Net Cash Used By Investing Activities                                     (182.2)   (2,586.5)

Cash Provided From (Used By) Financing Activities
 Issuance of common stock                                                           0.1         7.4
 Proceeds from the issuance of long-term debt                                   2,123.0     2,805.0
 Principal payments on long-term debt                                          (1,876.7)     (809.1)
 Increase (decrease) in short-term debt                                            (7.3)      115.8
 Fees paid for debt issuance and other securities                                 (25.5)      (33.3)
 Investment in accounts receivable securitization                                  12.4        (9.6)
 Dividends                                                                         (1.6)       (5.4)
 Other                                                                             (1.8)       (6.9)
                                                                              ---------   ---------
       Net Cash Provided From Financing Activities                                222.6     2,063.9
                                                                              ---------   ---------
        Increase (Decrease) in Cash and Equivalents                                 8.5      (439.9)

Cash and Equivalents at Beginning of Period                                        77.2       541.4
                                                                              ---------   ---------

     Cash and Equivalents at End of Period                                    $    85.7   $   101.5
                                                                              =========   =========


See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 1999

1.  BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain items in the prior year condensed consolidated financial statements have been reclassified to conform with the presentation used in 1999.


2.  ACQUISITIONS OF BUSINESSES

In January 1999, the Company completed the acquisition of Crane Technologies, Inc. (Crane). Also in January 1999, the Company announced an agreement to acquire Alcan Deutschlane GmbH (Alcan). The Alcan transaction is subject to regulatory approval and is expected to close in the second quarter of 1999. Crane and Alcan have annual sales of approximately $36 million and $150 million, respectively.

Pro Forma Results

The following unaudited financial information for the three months ended March 31, 1998 assume the T&N, Cooper Automotive and Fel-Pro acquisitions occurred as of the beginning of the period, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt, divestiture of the T&N Bearings Business and Fel-Pro Chemical Business, 1998 equity offerings, and income tax effects. The 1998 pro forma results (in millions of dollars, except per share data) have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisitions of T&N, Cooper Automotive and Fel-Pro been consummated on the dates indicated, nor are they necessarily indicative of the Company's future results of operations.

                                         Unaudited Financial Information
                                           Three Months Ended March 31
                                ------------------------------------------------
                                 (Millions of Dollars,Except Per Share Amounts)
                                           Actual            Pro Forma
                                            1999               1998
                                        ------------       ------------

Net sales                                  $1,642.2          $1,623.9
Net earnings                                  $25.6             $10.8
Earnings per share                             $.36              $.29
Earnings per share assuming dilution           $.38              $.29

An $18.6 million charge for purchased in-process research and development associated with the T&N acquisition has been excluded from the 1998 unaudited pro forma financial information.

3.  ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

T&N Asbestos

In the United States, the Company's United Kingdom subsidiary, T&N Ltd., and two of T&N's United States subsidiaries (the "T&N Companies") are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and to property damage litigation in the United States based upon asbestos products allegedly installed in buildings. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many such claims may be made nor the expenditure which may arise therefrom. As of March 31, 1999, the Company has provided approximately $1.3 billion as its best estimate for future costs related to resolving asbestos claims. The Company estimates claims will be filed and paid in excess of the next 20 years. This estimate is based in part on recent and historical claims experience, medical information and the current legal environment.

There are a number of factors that could impact the settlement costs into the future, including but not limited to: changes in legal environment; possible insolvency of co-defendants; and the establishment of an acceptable administrative (non-litigation) claims resolution mechanism.

As of March 31, 1999, T&N is one of a large number of defendants named in one pending property damage case. Provision has been made in the asbestos reserve for anticipated expenditures in relation to this case.

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

The T&N Companies have appointed the Center for Claims Resolution (CCR) as their exclusive representative in relation to all asbestos-related personal injury claims made against the T&N Companies in the United States. The CCR provides to its 19 member companies a litigation defense, claims-handling and administration service in respect to United States asbestos-related disease claims. Pursuant to the CCR Producer Agreement, T&N is entitled to appoint a representative as one of the five voting directors on the CCR's Board of Directors. Members of the CCR contribute towards indemnity payments in each claim in which the member is named. Contributions to such indemnity payments are calculated on a case-by-case basis according to sharing agreements among the CCR's members.

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

Federal-Mogul, Fel-Pro and Cooper Automotive Asbestos Litigation

The Company also is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. Fel-Pro has been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products sold to ship owners. In addition, subsidiaries of Cooper Automotive have been named as defendants in a number of product liability cases involving asbestos, primarily involving friction products. The Company is defending all such claims vigorously and believes that it, Fel-Pro and the Cooper Automotive subsidiaries have substantial defenses to liability and adequate insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company, Fel-Pro and the Cooper Automotive subsidiaries as of March 31, 1999, will not have a material effect on the Company's financial position. At March 31, 1999, approximately $20 million in related reserves have been provided in respect of the possible uninsured portion of the expenditures on asbestos claims pending against the Company, Fel-Pro and the Cooper Automotive subsidiaries.

Other

The Company is involved in various other legal actions and claims, directly and through its subsidiaries (including T&N and Fel-Pro). After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that its outcomes are not reasonably likely to have a material adverse affect on the Company's financial position, operating results, or cash flows.

Environmental Matters

The Company is a defendant in lawsuits filed in various jurisdictions pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other similar federal or state environmental laws which require responsible parties to pay for cleaning up contamination resulting from hazardous wastes which were discharged into the environment by them or by others to which they sent such wastes for disposition. In addition, the Company has been notified by the United States Environmental Protection Agency and various state agencies that it may be a potentially responsible party (PRP) under such law for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. At most of the sites that are likely to be costliest to clean up, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company's exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company's share of the total waste is usually quite small; the other companies which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly-owned companies; and in most such situations, the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental and legal reserve was approximately $49 million at March 31, 1999 and $50 million at December 31, 1998. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect of such matters.

4. DEBT

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

As a result of the above mentioned transactions, the Company recognized an extraordinary charge in the first quarter of 1999 of $23.1 million, net of related tax benefits of $13.4 million, related to the early extinguishment of debt.

The Company has pledged 100% of the capital stock of certain United States subsidiaries, 65% of capital stock of certain foreign subsidiaries and certain intercompany loans to secure the Senior Credit Agreements of the Company; certain of such pledges also extend to the Notes, Medium-Term notes and Senior notes. In addition, certain subsidiaries of the Company have guaranteed the senior debt. (Refer to Note 9, "Consolidating Condensed Financial Information of Guarantor Subsidiaries.")

5.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting the Costs of Start-Up Activities. SOP 98-5 was effective January 1, 1999 and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. The Company adopted SOP 98-5 on January 1, 1999 and wrote off, as a cumulative effect of an accounting change, the unamortized balance of start-up costs totaling $12.7 million, net of applicable income tax benefits of $6.7 million, in the quarter ended March 31, 1999.

6.   EARNINGS PER SHARE, NON-CASH TRANSACTION AND COMPREHENSIVE INCOME

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998 (in millions, except per share data):

                                                                                                1999       1998
                                                                                             ----------  ----------
Numerator:
 Net earnings (loss)                                                                             $25.6    $(7.2)
 Extraordinary items  loss on early retirement of debt,
   net of applicable income tax benefit                                                           23.1        -
 Cumulative effect of change in accounting for costs of start-up
   activities, net of applicable income tax benefit                                               12.7        -
                                                                                                 -----    -----
 Net earnings (loss) before extraordinary items and cumulative
   effect of change in accounting  for costs of start-up activities                               61.4     (7.2)
 Series C preferred dividend requirement                                                          (0.5)    (0.6)
 Series E preferred dividend requirement                                                          (0.2)    (0.2)
                                                                                                 -----    -----
 Numerator for basic earnings per share  income (loss)
   available to common shareholders before extraordinary item and cumulative effect of change in accounting for costs of
   start-up activities                                                                         $  60.7    $ (8.0)

 Effect of dilutive securities:
   Series C preferred dividend requirement                                                         0.5         -
   MIPS dividend requirement                                                                       6.3         -
   Series E preferred dividend requirement                                                         0.2         -
   Additional required ESOP contribution                                                          (0.5)        -
                                                                                                 -----     -----
 Numerator for diluted earnings per share  income (loss)
   available to common shareholders after assumed conversions, before extraordinary item and cumulative effect of change in
   accounting for costs of start-up activities                                                 $  67.2    $ (8.0)
                                                                                                 =====     =====
 Numerator for basic earnings per share  income (loss) available to common shareholders after extraordinary item and cumulative
   effect of change in accounting for costs of start-up activities                             $ 24.9     $ (8.0)
                                                                                                =====      =====
 Numerator for diluted earnings per share  income (loss)
   available to common shareholders after extraordinary item and
   cumulative effect of change in accounting for start-up activities                           $ 25.1     $ (8.0)
                                                                                                =====      =====
Denominator:
 Denominator for basic earnings per share - weighted
   average shares                                                                                68.4       40.1
 Effect of dilutive securities:
   Dilutive stock options outstanding                                                             0.7          -
   Nonvested stock                                                                                0.2          -
   Conversion of Series C preferred stock                                                         1.4          -
   Conversion of MIPS                                                                            11.2          -
   Conversion of Series E preferred stock                                                         1.8          -
                                                                                                -----      -----
   Denominator for dilutive earnings per share adjusted
   weighted average shares and assumed conversions                                               83.7       40.1
                                                                                                =====      =====

Basic earnings (loss) per share before extraordinary item and cumulative effect
   of change in accounting for costs of  start-up activities                                   $  .89     $ (.20)
                                                                                                =====      =====
Basic earnings (loss) per share after extraordinary item and cumulative effect
    of change in accounting for costs of start-up activities                                   $  .36     $ (.20)
                                                                                                =====      =====
Diluted earnings (loss) per share before extraordinary item and cumulative effect
   of change in accounting for costs of start-up activities                                    $  .80     $ (.20)
                                                                                                =====      =====
Diluted earnings (loss) per share after extraordinary item and cumulative effect
   of change in accounting for costs of start-up activities                                    $  .38     $ (.20)
                                                                                                =====      =====

Convertible preferred securities redeemable for 11.2 million shares of common stock were outstanding during the first quarter of 1999 and 1998 but were not included in the computation of 1998 diluted earnings per share because the effect would be anti-dilutive.

Quarterly dividends of $0.0025 and $0.12 per common share were declared for the quarters ended March 31, 1999 and 1998, respectively.

Non-Cash Transaction

In connection with the February 1998 Fel-Pro acquisition, the Company issued 1,030,326 million shares of Series E Stock with an imputed value of $225 million. The shares of Series E Stock were exchangeable into shares of the Company's common stock at a rate of five shares of common stock per share of Series E Stock. Subsequently, in June 1998, in conjunction with an equity offering of the Company's common stock, the Company converted 422,581 shares of Series E stock into 2,112,907 shares of common stock. On February 24, 1999, each of the 607,745 remaining shares of the Series E Stock were exchanged into 3,038,725 shares of the Company's common stock.

Comprehensive Income

Total comprehensive loss, net of the related estimated tax, was $49.8 million and $4.6 million for the three months ended March 31, 1999 and 1998, respectively.

7.   INVENTORIES

At March 31, 1999 and December 31, 1998, inventories consisted of the following (in millions of dollars):

                                                      March 31     December 31
                                                       1999            1998
                                                  --------------  --------------

Finished products                                     $  651.8      $  737.9
Work-in-process                                          135.4         147.1
Raw materials                                            251.7         208.5
                                                      --------      --------
                                                       1,038.9       1,093.5
Reserve for inventory valuation                          (30.7)        (24.9)
                                                      --------      --------
                                                      $1,008.2      $1,068.6
                                                      ========      ========

8.   OPERATIONS BY INDUSTRY SEGMENT

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

                                                           Three Months Ended
                                                        ------------------------
                                                         March 31     March 31
                                                           1999         1998
                                                        ----------   -----------
Net Sales:
   Powertrain Systems                                      $  643     $ 272
   Sealing Systems                                            356       163
   General Products                                           643       214
   Divested Activities                                          -         9
                                                            -----      ----
       Total                                               $1,642     $ 658
                                                            =====      ====


                                                           Three Months Ended
                                                        ------------------------
                                                         March 31     March 31
                                                           1999         1998
                                                        ----------   -----------
Operational EBIT:
   Powertrain Systems                                      $   78     $  29
   Sealing Systems                                             58        19
   General Products                                            72        20
                                                            -----      ----
       Total                                               $  208     $  68
                                                            =====      ====


                                                           Three Months Ended
                                                        ------------------------
                                                         March 31     March 31
                                                           1999         1998
                                                        ----------   -----------

Reconciliation:
   Total Segments Operational EBIT                         $ 208      $  68
   Net interest and other financing costs                    (80)       (20)
   Acquisition related costs                                 (21)       (29)
   Restructuring, impairment and other special charges         -        (17)
                                                            ----       ----
   Earnings before income taxes, extraordinary item
     and cumulative effect of accounting change            $ 107      $   2
                                                            ====       ====


9.   CONSOLIDATING CONDENSED FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

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


Cooper Automotive Subsidiaries
------------------------------
Federal-Mogul Ignition Company
Federal-Mogul Products, Inc.
Federal-Mogul Aviation, Inc.

The Company issued notes in 1998 which are guaranteed by the Guarantor Subsidiaries. The Guarantor Subsidiaries also guarantee the Company's previously existing publicly registered Medium-term notes and Senior notes.

The T&N Holding Companies (as listed above) are wholly owned subsidiaries of the Company and were incorporated in January 1998 in order to effectuate the Company's acquisition of T&N plc. These subsidiaries have no operations and act solely as holding companies of subsidiaries which have guaranteed fully and unconditionally on a joint and several basis, the obligation to pay principal and interest of the Notes, Medium-term notes and Senior notes (the "Guarantees").


In addition, certain other wholly owned subsidiaries of the Company, the Federal-Mogul Subsidiaries (as listed above), provided the Guarantees. The Federal-Mogul Subsidiaries are included in the Company's consolidated financial statements for all periods.

The Cooper Automotive Subsidiaries (as listed above) acquired on October 9, 1998, are wholly owned subsidiaries of the Company and also provided the Guarantees.


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

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
March 31, 1999
(Millions of Dollars)


                                              (Unconsolidated)
                                   -------------------------------------
                                               Guarantor    Non-Guarantor
                                    Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                  ---------   ------------  -------------   ------------   -----------
Net sales                           $308.9        $473.6        $914.2        $ (54.5)       $1,642.2
Cost of products sold                203.8         343.7         699.7          (54.5)        1,192.7
                                    ------        ------        ------        -------         -------
   Gross margin                      105.1         129.9         214.5              -           449.5
Selling, general and
   administrative expenses            89.4          42.5          90.6              -           222.5
Amortization                           1.5           7.1          24.2              -            32.8
Integration costs                      3.5           1.1           5.5              -            10.1
Interest expense                      66.3           0.2          71.3          (66.9)           70.9
Interest income                       (0.2)         (0.5)        (67.2)          66.9            (1.0)
International currency
    exchange losses                   (0.1)          1.6           0.8              -             2.3
Other expense, net                   (15.3)          8.8          11.8              -             5.3
                                    ------        ------        ------        -------        --------
      Earnings before income
         taxes, extraordinary
         items and cumulative
         effect of change in
         accounting principle        (40.0)         69.1          77.5              -           106.6
Income tax expense                    19.7          14.5          11.0              -            45.2
                                    ------        ------        ------        -------        --------
      Net earnings (loss)
         before extraordinary
         item and cumulative
         effect of change in
         accounting principle        (59.7)         54.6          66.5              -            61.4
Extraordinary items - loss on
   early retirement of debt,
   net of applicable income
   tax benefit                        23.1             -             -              -            23.1
Cumulative effect of change
   in accounting for costs of
   start-up activities, net of
   applicable income tax benefit      12.7             -             -              -            12.7
                                     -----         -----         -----         ------         -------

   Net earnings (loss)              $(95.5)       $ 54.6        $ 66.5        $     -        $   25.6
                                     -----         -----         -----         ------         -------

Equity in earnings (loss)
   of subsidiaries                   121.1          53.1             -         (174.2)              -
                                     -----          ----         -----         ------         -------

   Net earnings                     $ 25.6        $107.7        $ 66.5        $(174.2)       $   25.6
                                     =====         =====         =====         ======         =======


Federal-Mogul Corporation

Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
March 31, 1998
(Millions of Dollars)

                                              (Unconsolidated)
                                   -------------------------------------
                                               Guarantor    Non-Guarantor
                                    Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                  ---------   ------------  -------------   ------------   -----------
Net sales                           $280.1        $ 36.2        $367.4        $(25.7)        $658.0
Cost of products sold                203.4          23.1         295.9         (25.7)         496.7
                                     -----         -----         -----         -----          -----
   Gross margin                       76.7          13.1          71.5             -          161.3
Selling, general and
   administrative expenses            48.0           7.5          42.6             -           98.1
Amortization                           1.6           0.6           6.7             -            8.9
Purchased in-process research
   and development charge                -             -          18.6             -           18.6
Restructuring charge                   5.6             -           4.9             -           10.5
Adjustment of assets held for
   sale and other long-lived
   assets to fair value                  -             -          20.0             -           20.0
Interest expense                      19.2           1.5           7.5         (11.7)          16.5
Interest income                       (6.7)         (7.7)         (4.0)         11.7           (6.7)
International currency
   exchange losses                     0.1             -           1.0             -            1.1
Net gain on British pound
   currency option and
   forward contract                  (13.3)            -             -             -          (13.3)
Other expense, net                     0.8          (6.1)         11.3             -            6.0
                                     -----         -----         -----         -----          -----
      Earnings before
         income taxes                 21.4          17.3         (37.1)            -            1.6
Income tax expense (benefit)           3.1           6.9          (1.2)            -            8.8
                                     -----         -----         -----         -----          -----

       Net earnings                 $ 18.3        $ 10.4        $(35.9)       $    -         $ (7.2)
                                     -----         -----         -----         -----          -----
Equity in earnings (loss)
       of subsidiaries               (25.5)        (10.7)            -          36.2              -
                                     -----         -----         -----         -----          -----
       Net earnings (loss)          $ (7.2)       $ (0.3)       $(35.9)       $ 36.2         $ (7.2)
                                     =====         =====          =====        =====          =====

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
March 31, 1999
(Millions of Dollars)

                                              (Unconsolidated)
                                   -------------------------------------
                                               Guarantor    Non-Guarantor
                                    Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                  ---------   ------------  -------------   ------------   -----------
ASSETS
Cash and equivalents                $   28.6    $   19.9      $   37.2      $       -        $   85.7
Accounts receivable                     36.0       408.0         613.0              -         1,057.0
Investment in accounts
   receivable securitization               -           -         140.2              -           140.2
Inventories                            220.8       392.1         395.3              -         1,008.2
Prepaid expenses and
    income tax benefits                 57.5       135.5          69.8              -           262.8
                                     -------      ------       -------        -------         -------
Total current assets                   342.9       955.5       1,255.5              -         2,553.9
Property, plant and equipment          255.5       669.4       1,470.8              -         2,395.7
Goodwill                               603.0       734.6       2,165.6              -         3,503.2
Other intangible assets                  7.4       414.4         440.3                          862.1
Investment in subsidiaries           5,238.3     1,578.5             -       (6,816.8)              -
Intercompany accounts,net             (676.5)    1,296.4        (619.9)
Other noncurrent assets                 92.2        33.8         423.6              -           549.6
                                    --------     -------      --------        -------         -------

Total Assets                        $5,862.8    $5,682.6      $5,135.9      $(6,816.8)       $9,864.5
                                     =======     =======       =======       ========         =======


LIABILITIES
Short-term debt, including
   current portion of
   long-term debt                   $   17.0    $   22.0      $  157.1      $       -        $  196.1
Accounts payable                        91.4       153.5         233.1              -           478.0
Accrued compensation                    40.5        83.7          69.1              -           193.3
Restructuring and
   rationalization reserves                -           -         147.9              -           147.9
Current portion of
   asbestos liability                      -         1.0         124.0                          125.0
Income taxes payable                    (3.0)       35.0          83.7                          115.7
Other accrued liabilities              278.1       131.3         154.9              -           564.3
                                    --------     -------      --------        -------         -------
Total current liabilities              424.0       426.5         969.8              -         1,820.3
Long-term debt                       3,323.6         0.4          72.7              -         3,396.7
Long-term portion of
   asbestos liability                    2.6        17.2       1,116.6                        1,136.4
Postemployment benefits                220.6       217.8         226.1              -           664.5
Other accrued liabilities                0.5       203.9         142.3              -           346.7
Minority interest in
   consolidated subsidiaries             3.1         1.6          31.8              -            36.5
Company-obligated, mandatorily
   redeemable preferred securities
   of subsidiary trust holding
   solely convertible subordinated
   debentures of the Company               -           -         575.0              -           575.0
Shareholders' equity                 1,888.4     4,815.2       2,001.6       (6,816.8)        1,888.4
                                    --------     -------      --------        -------         -------
Total Liabilities and
   Shareholders' Equity             $5,862.8    $5,682.6      $5,135.9      $(6,816.8)       $9,864.5
                                     =======     =======       =======       ========         =======


Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
December 31, 1998
(Millions of Dollars)

                                              (Unconsolidated)
                                   -------------------------------------
                                               Guarantor    Non-Guarantor
                                    Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                  ---------   ------------  -------------   ------------   -----------
ASSETS
Cash and equivalents              $   25.3     $   20.7        $   31.2       $       -      $   77.2
Accounts receivable                   13.9        395.9           615.2               -       1,025.0
Investment in accounts
   receivable securitization             -            -            91.1               -          91.1
Inventories                          186.8        441.2           440.6               -       1,068.6
Prepaid expenses and
    income tax benefits               52.9        174.9           109.9               -         337.7
                                   -------      -------         -------        --------       -------
Total current assets                 278.9      1,032.7         1,288.0               -       2,599.6
Property, plant and equipment        230.0        684.7         1,562.8               -       2,477.5
Goodwill                             589.4        676.4         2,132.6               -       3,398.4
Other intangible assets               44.6        423.6           418.2               -         886.4
Investment in subsidiaries         5,114.7      1,666.7               -        (6,781.4)            -
Intercompany accounts, net          (515.2)     1,208.2          (693.0)              -             -
Other noncurrent assets              103.0         51.9           423.3               -         578.2
                                   -------      -------         -------        --------       -------
Total Assets                      $5,845.4     $5,744.2        $5,131.9       $(6,781.4)      $9,940.1
                                   =======      =======         =======        ========       =======

LIABILITIES
Short-term debt, including
   current portion of
   long-term debt                 $   90.7     $   16.0        $  104.3       $       -      $  211.0
Accounts payable                      82.0        149.5           266.9               -         498.4
Accrued compensation                  45.1         84.7            70.5               -         200.3
Restructuring and
   rationalization reserves            5.8            -           173.1               -         178.9
Current portion of
   asbestos liability                    -            -           125.0               -         125.0
Income taxes payable                  21.7         24.3            96.2                         142.2
Other accrued liabilities            298.2        148.0           227.5               -         673.7
                                   -------      -------         -------        --------       -------
Total current liabilities            543.5        422.5         1,063.5               -       2,029.5
Long-term debt                     3,077.2          1.2            52.3               -       3,130.7
Long-term portion of
   asbestos liability                    -         20.0         1,156.7               -       1,176.7
Postemployment benefits              218.2        207.6           251.2               -         677.0
Other accrued liabilities             12.2        255.0            59.8               -         327.0
Minority interest in
   consolidated subsidiaries           8.1          1.5            28.4               -          38.0
Company-obligated mandatorily
   redeemable preferred securities
   of subsidiary trust holding
   solely convertible subordinated
   debentures of the Company             -            -           575.0               -         575.0
Shareholders' equity               1,986.2      4,836.4         1,945.0        (6,781.4)      1,986.2
                                   -------      -------         -------        --------       -------
Total Liabilities and
 Shareholders' Equity             $5,845.4     $5,744.2        $5,131.9       $(6,781.4)     $9,940.1
                                   =======      =======         =======        ========       =======

Federal-Mogul Corporation

Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
March 31, 1999
(Millions of Dollars)


                                                 (Unconsolidated)
                                      -------------------------------------
                                                  Guarantor    Non-Guarantor
                                       Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                     ---------   ------------  -------------   ------------   ------------
Net Cash Provided From
   (Used By) Operating
   Activities                       $  (101.4)      $ 62.6        $  6.9          $    -       $   (31.9)
Expenditures for property,
   plant and equipment
   and other long-term assets           (10.2)       (12.9)        (52.1)              -           (75.2)
Proceeds from sale of
   business investments                     -            -           5.9               -             5.9
Business acquisitions, net of
   cash acquired                        (68.8)           -         (44.1)              -          (112.9)
                                     --------        -----         -----           -----        --------
   Net Cash Used By
      Investing Activities              (79.0)        (12.9)        (90.3)              -          (182.2)

Issuance of common stock                  0.1            -             -               -             0.1
Proceeds from issuance of
    long-term debt                    2,123.0            -             -               -         2,123.0
Principal payments on long-
    term debt                        (1,875.9)        (0.8)            -               -        (1,876.7)
Decrease in short-term debt             (74.4)         7.0          60.1               -            (7.3)
Fees paid for debt issuance
    and other securities                (25.5)           -             -               -           (25.5)
Change in intercompany
   accounts                              25.6        (54.0)         28.4               -               -
Investment in accounts
   receivable securitization             12.4            -             -               -            12.4
Dividends                                (1.6)            -             -               -            (1.6)
Other                                       -         (2.7)          0.9               -            (1.8)
                                     --------        -----         -----           -----        --------
   Net Cash Provided From
      (Used By)Financing
      Activities                        183.7        (50.5)         89.4               -           222.6
                                     --------        -----         -----           -----        --------
   Net Increase (Decrease)
    in Cash                         $     3.3       $ (0.8)       $  6.0          $    -       $     8.5
                                     ========        =====         =====           =====        ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
March 31, 1998
(Millions of Dollars)

                                              (Unconsolidated)
                                   -------------------------------------
                                               Guarantor    Non-Guarantor
                                    Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                  ---------   ------------  -------------   ------------   -----------
Net Cash Provided From
   Operating Activities            $    57.5    $    3.7      $    21.5        $       -     $    82.7

Expenditures for property,
   plant and equipment
   and other long-term assets           (6.7)       (1.1)         (11.7)               -         (19.5)
Proceeds from sale of
   business investments                  3.4           -           45.9                -          49.3
Proceeds from sales of
   options                                 -           -           39.5                -          39.5
Business acquisitions, net of
   cash acquired                      (513.7)          -       (2,142.1)               -      (2,655.8)
                                    --------     -------       --------         --------      --------
   Net Cash Used By
      Investing Activities            (517.0)       (1.1)      (2,068.4)               -      (2,586.5)
Issuance of common stock                 7.4           -              -                -           7.4
Proceeds from issuance of
    long-term debt                   2,805.0           -              -                -       2,805.0
Principal payments on long-
    term debt                         (825.5)          -           16.4                -        (809.1)
Increase (decrease) in short-
    term debt                          138.0         1.5          (23.7)               -         115.8
Fees paid for debt issuance
    and other securities               (33.3)          -              -                -         (33.3)
Change in intercompany
   accounts                            110.5    (1,656.1)       1,545.6                -             -
Contributions paid to
   affiliates                       (2,217.4)     (565.4)             -          2,782.8             -
Contributions received
   from affiliates                         -     2,217.4          565.4         (2,782.8)            -
Investment in accounts
    receivable securitization           (9.6)          -              -                -          (9.6)
Dividends                               (5.4)          -              -                -          (5.4)
Other                                   (0.9)          -           (6.0)               -          (6.9)
                                    --------     -------       --------         --------      --------
   Net Cash Provided From
      (Used By) Financing
      Activities                       (31.2)       (2.6)       2,097.7                -       2,063.9
                                    --------     -------       --------         --------      --------

   Net Increase (Decrease)
      in Cash                      $  (490.7)   $      -      $   50.8         $      -     $  (439.9)
                                    ========     =======       =======          =======      ========


10. SUBSEQUENT EVENTS

On April 21, 1999, the Company sold its South African heat transfer business. The business had sales of approximately $56 million in 1998 in four South African locations and employs approximately 1,200 people. The Company does not expect a significant gain or loss on this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Federal-Mogul is a leading global manufacturer and distributor of a broad range of vehicular components for automobiles and light trucks, heavy-duty trucks, farm and construction vehicles and industrial products. The Company manufactures engine bearings, sealing systems, fuel systems, lighting products, pistons, ignition, brake, friction and chassis products. The Company's principal customers include many of the world's major original equipment manufacturers of such vehicles and industrial products. The Company also manufactures and supplies its products and related parts to the aftermarket.



THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1998

RESULTS OF OPERATIONS

The Company's integrated operations are conducted under three operating units corresponding to major product areas: Powertrain Systems, Sealing Systems and General Products. The major product categories in Powertrain Systems include engine bearings, bushings, washers, large bearings, pistons, piston pins, ring liners and ignition products. Sealing Systems includes dynamic seals, gaskets and wiper blades. General Products include camshafts, brake and friction products, sintered products, systems protection products, fuel systems components, lighting products, chassis products and heat transfer products.

Net Sales

Net sales for the first quarter of 1999 were $1,642.2 million compared to $658.0 million in the same 1998 quarter. The 150% increase in net sales is primarily attributable to the acquisitions of T&N, Cooper Automotive and Fel-Pro, the results of which were included from their respective dates of acquisition.

Powertrain Systems sales were $643 million for the first quarter of 1999 compared to $272 million for the same 1998 quarter. Sales increased 136% from 1998 to 1999 primarily due to the acquisitions of T&N and Cooper Automotive. Excluding the impact of these and other acquisitions, sales increased 1% due to higher original equipment sales offset by the impact of foreign exchange rate fluctuations and lower aftermarket sales. Sales in the aftermarket were impacted by an overall decrease in the engine parts market size due to improved original equipment quality.

Sealing Systems sales were $356 million in the first quarter of 1999 compared to $163 million in the first quarter of 1998. Sales increased 118% from 1998 to 1999 primarily due to the acquisitions of T&N, Cooper Automotive and Fel-Pro. Including the impact of these acquisitions and other acquisitions, sales increased 1%. Original equipment sales increased slightly due to certain model volume increases while aftermarket sales also increased slightly due to new business.

General Products sales were $643 million in the first quarter of 1999 compared to $214 million in 1998. Sales increased 200% from 1998 to 1999 primarily due to the acquisitions of T&N and Cooper Automotive. Excluding the impact of these acquisitions and other acquisitions and dispositions, sales increased 1% primarily due to the impact of certain original equipment volume increases offset by the impact of foreign exchange rates and lower aftermarket sales.

Cost of Products Sold

Cost of products sold as a percent of net sales decreased to 72.6% for the first quarter of 1999 from 75.5% for the same 1998 quarter. Management attributes this decrease to productivity improvements, cost controls, streamlined operations, the divestiture of underperforming assets and the acquisitions previously discussed.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses as percent of net sales decreased to 13.5% for the first quarter of 1999 compared to 14.9% for the first quarter of 1998. The decrease is primarily attributable to the benefits of prior restructuring actions and the realization of combined efficiencies from the acquisitions previously discussed.

Amortization Expense

Amortization expense in the first quarter of 1999 was $32.8 million compared to $8.9 million for the first quarter of 1998. The increase in amortization expense was attributable to an increase in goodwill and other intangible assets associated with the T&N, Cooper Automotive and Fel-Pro acquisitions.


Integration Costs

The Company recognized $10.1 million of integration costs in the first quarter of 1999 in connection with the acquisitions of T&N, Cooper Automotive and Fel-Pro. These expenses included such one-time items as brand integration, costs to pack and move productive inventory and fixed assets from one location to another and costs to change the identity of entities acquired.

Interest Expense

Interest expense in the first quarter of 1999 was $70.9 million compared to $16.5 million for the first quarter of 1998. The increase in interest expense is attributable to the interest expense related to the financing of the T&N, Cooper Automotive and Fel-Pro acquisitions.

Net Gain on British Pound Currency Option and Forward Contract

The Company recognized a net gain of $13.3 million in the first quarter of 1998 resulting from a loss of $17.3 million on the British pound currency option and a $30.6 million gain on the British pound forward contract as a result of favorable exchange fluctuations during the contract period. The Company entered into the above transactions to serve as economic hedges for the purchase of T&N. Such transactions, however, do not qualify for hedge accounting under U.S. GAAP, and therefore both the loss on the British pound currency option and the gain on the British pound forward contract are reflected in the consolidated statement of operations caption "Net gain on British pound currency option and forward contract."

Income Tax Expense

The differences in the effective tax rates from the statutory rate for the quarters ended March 31, 1999 and 1998 is primarily related to non-deductible goodwill and foreign tax rate differences.

Extraordinary Items

As a result of certain financing transactions (see Liquidity and Capital Resources), the Company incurred extraordinary losses on the early retirement of debt of $23.1 million, net of related tax benefits of $13.4 miilion, for the quarter ended March 31, 1999.

Cumulative Effect of Change in Accounting

In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting the Costs of Start-Up Activities. SOP 98-5 was effective January 1, 1999 and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. The Company adopted SOP 98-5 on January 1, 1999 and subsequently wrote off, as a cumulative effect of an accounting change, the unamortized balance of start-up costs totaling $12.7 million, net of applicable income tax benefits of $6.7 million, in the quarter ended March 31, 1999.


ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

T&N Asbestos

In the United States, the Company's United Kingdom subsidiary, T&N Ltd., and two of T&N's United States subsidiaries (the "T&N Companies") are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and to property damage litigation in the United States based upon asbestos products allegedly installed in buildings. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many such claims may be made nor the expenditure which may arise therefrom. As of March 31, 1999, the Company has provided approximately $1.3 billion as its best estimate for future costs related to resolving asbestos claims. The Company estimates claims will be filed and paid in excess of the next 20 years. This estimate is based in part on recent and historical claims experience, medical information and the current legal environment.

There are a number of factors that could impact the settlement costs into the future, including but not limited to: changes in legal environment; possible insolvency of co-defendants; and the establishment of an acceptable administrative (non-litigation) claims resolution mechanism.

As of March 31, 1999, T&N is one of a large number of defendants named in one pending property damage case. Provision has been made in the asbestos reserve for anticipated expenditures in relation to this case.

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

The T&N Companies have appointed the Center for Claims Resolution (CCR) as their exclusive representative in relation to all asbestos-related personal injury claims made against the T&N Companies in the United States. The CCR provides to its 19 member companies a litigation defense, claims-handling and administration service in respect to United States asbestos-related disease claims. Pursuant to the CCR Producer Agreement, T&N is entitled to appoint a representative as one of the five voting directors on the CCR's Board of Directors. Members of the CCR contribute towards indemnity payments in each claim in which the member is named. Contributions to such indemnity payments are calculated on a case-by-case basis according to sharing agreements among the CCR's members.

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

Federal-Mogul, Fel-Pro and Cooper Automotive Asbestos Litigation

The Company also is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. Fel-Pro has been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products sold to ship owners. In addition, subsidiaries of Cooper Automotive have been named as defendants in a number of product liability cases involving asbestos, primarily involving friction products. The Company is defending all such claims vigorously and believes that it, Fel-Pro and the Cooper Automotive subsidiaries have substantial defenses to liability and adequate insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company, Fel-Pro and the Cooper Automotive subsidiaries as of March 31, 1999, will not have a material effect on the Company's financial position. At March 31, 1999, approximately $20 million in related reserves have been provided in respect of the possible uninsured portion of the expenditures on asbestos claims pending against the Company, Fel-Pro and the Cooper Automotive subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided From (Used By) Operating Activities

Cash flow used by operating activities was $31.9 million for the first quarter of 1999. Cash flow usage resulted primarily from an increase in accounts receivable of $146.1 million, restructuring payments of $31.0 million and asbestos payments of $32.3 million, offset by cash flow from operations.

Cash Flow Used By Investing Activities

Cash flow used by investing activities was $182.2 million. The Company used $112.9 million to fund business acquisitions in the first quarter of 1999. Capital expenditures of $75.2 million were made for property, plant and equipment to implement process improvements, manufacturing capacity and maintenance improvements, information technology, integration of acquired businesses and new product introductions.

Cash Flow Provided From Financing Activities

Cash flow provided from financing activities was $222.6 million for the first quarter of 1999 primarily resulting from proceeds received from the issuance of long-term of debt of $2,123.0 million offset by principal payments on long-term debt of $1,876.7 and debt issuance fees of $25.5 million.

On January 14, 1999, the Company issued $1.0 billion of bonds with maturities ranging from seven to ten years. A weighted average yield of 7.53% and a weighted average coupon of 7.45%. Proceeds were used to repay borrowings under the Senior Credit Agreements.

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

OTHER MATTERS

Year 2000 Costs

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has established a team that has completed an awareness program and assessment project to address the Year 2000 issue including information technology (IT) and non-IT systems. In addition, the Board of Directors has received status reports related to the Company's progress in addressing the Year 2000 issue. The Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has initiated remediation and testing, and is implementing the action plan to address the Year 2000 issue. Much of the testing has been completed as of March 31, 1999. The Company estimates that the remainder of the testing will be completed by the end of the second quarter of 1999. A number of independent third-party reviews have been performed and others are planned. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could cause production interruptions that could have a material impact on the operations of the Company. The Company has initiated development of contingency plans and will continue to do so throughout the program.

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

The Company has contracts in place with external resources and has allocated internal resources to reprogram or replace, and test the hardware and software for Year 2000 modifications. The total cost of the Year 2000 project is estimated to be $25 million and is being funded through operating cash flows. Of the total project cost, approximately $10 million is attributable to the purchase of new hardware and software which will be capitalized. Maintenance and repair of existing systems to be expensed as incurred is expected to be approximately $15 million. As of March 31, 1999, the Company has incurred and expensed approximately $9.5 million and capitalized approximately $5.5 million.

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

Subsequent Event

On April 21, 1999, the company sold its South African heat transfer business. The business had sales of approximately $56 million in 1998 in four South African locations and employs approximately 1,200 people. The Company does not expect a significant gain or loss on this transaction.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form


         (a) Exhibits:



         3.1 Second Restated Articles of Incorporation of the Company, as amended by the Board of Directors of the Company, effective as of April 21, 1999.


         (b) Reports on Form 8-K:



             On February 25, 1999, the Company filed a Current Report on
             Form 8-K to report its adoption of a new Rights Agreement dated as of February 24, 1999, between the Company and The Bank of New York, as Rights Agent.



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



                           FEDERAL-MOGUL CORPORATION


                    By:          /s/ Thomas W. Ryan
                       ------------------------------------
                                 Thomas W. Ryan
                          Executive Vice President and
                            Chief Financial Officer


                   By:         /s/ Kenneth P. Slaby
                      --------------------------------------
                                Kenneth P. Slaby
                         Vice President and Controller,
                            Chief Accounting Officer


Dated:  May 17, 1999