Form 10-Q
period 1999-06-30
FEDERAL MOGUL CORP
filed 1999-08-16
CIK 34879

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Period Ended              June 30, 1999
                     ------------------------------------------------------


Commission File Number            1-1511
                      -----------------------------------------------------


                            FEDERAL-MOGUL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Michigan                                38-0533580
-------------------------------------------------  -----------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


             26555 Northwestern Highway, Southfield, Michigan  48034
--------------------------------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)


                                 (248) 354-7700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                      Yes   X                 No
                         ------                 -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Common Stock Outstanding - 70,507,680 shares as of August 10, 1999

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Millions of Dollars, Except Per Share Amounts)

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30                   June 30
                                                                   ----------------------    ----------------------
                                                                     1999         1998         1999          1998
                                                                   ---------    ---------    ---------    ---------
Net sales                                                          $ 1,687.1    $ 1,214.0    $ 3,329.3    $ 1,872.0
Cost of products sold                                                1,204.5        896.6      2,397.2      1,393.3
                                                                   ---------    ---------    ---------    ---------
    Gross margin                                                       482.6        317.4        932.1        478.7
Selling, general and administrative expenses                           214.7        180.8        437.2        278.9
Amortization                                                            31.1         21.3         63.9         30.2
Purchased in-process research and development charge                    --           --           --           18.6
Restructuring charge                                                    --           --           --           10.5
Adjustment of assets held for sale and other long-lived
    assets to fair value                                                --           (1.0)        --           19.0
Integration costs                                                       13.3          4.7         23.4          4.7
Interest expense                                                        68.5         56.3        139.4         72.8
Interest income                                                         (1.0)        (2.1)        (2.0)
                                                                                                               (8.8)
International currency exchange losses                                   0.4          1.2          2.7          2.3
Net gain on British pound currency option and forward contract          --           --           --          (13.3)
Other expense, net                                                       4.8          2.9         10.1          8.9
                                                                   ---------    ---------    ---------    ---------
    Earnings before income taxes, extraordinary items and
       cumulative effect of change in accounting principle             150.8         53.3        257.4         54.9
Income tax expense                                                      63.5         24.9        108.7         33.7
                                                                   ---------    ---------    ---------    ---------
    Earnings before extraordinary items and
       cumulative effect of change in accounting principle              87.3         28.4        148.7         21.2
Extraordinary items - loss on early retirement of debt, net
    of applicable income tax benefits                                   --           31.3         23.1         31.3
Cumulative effect of change in accounting for costs of
    start-up activities, net of applicable income tax benefit           --           --           12.7         --
                                                                   ---------    ---------    ---------    ---------
       Net earnings (loss)                                              87.3         (2.9)       112.9        (10.1)
Preferred stock dividends, net of related tax benefits                   0.5          1.0          1.3          1.7
                                                                   ---------    ---------    ---------    ---------
       Net Earnings (Loss) Available for Common Shareholders       $    86.8    $    (3.9)   $   111.6    $   (11.8)
                                                                   =========    =========    =========    =========

Earnings (Loss) Per Common Share

Basic
    Earnings before extraordinary items and cumulative
       effect of change in accounting principle                    $    1.24    $     .63    $    2.13    $     .47
    Extraordinary items - loss on early retirement
       of debt, net of applicable income tax benefits                   --           (.72)        (.34)        (.75)
    Cumulative effect of change in accounting for costs of
       start-up activities, net of applicable income tax benefit        --           --           (.18)        --
                                                                   ---------    ---------    ---------    ---------
          Net Earnings (Loss) Available for Common Shareholders    $    1.24    $    (.09)   $    1.61    $    (.28)
                                                                   =========    =========    =========    =========

Diluted
    Earnings before extraordinary items and cumulative
       effect of change in accounting principle                    $    1.11    $     .55    $    1.91    $     .42
    Extraordinary items - loss on early retirement
       of debt, net of applicable income tax benefits                   --           (.62)        (.27)        (.65)
    Cumulative effect of change in accounting for costs of
       start-up activities, net of applicable income tax benefit        --           --           (.15)        --
                                                                   ---------    ---------    ---------    ---------
          Net Earnings (Loss) Available for Common Shareholders    $    1.11    $    (.07)   $    1.49    $    (.23)
                                                                   =========    =========    =========    =========

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Millions of Dollars)

                                                                  (Unaudited)
                                                                    June 30            December 31
                                                                     1999                 1998
                                                                   --------             ---------
Assets
Cash and equivalents                                               $   86.5             $   77.2
Accounts receivable                                                   912.0              1,025.0
Investment in accounts receivable securitization                      236.4                 91.1
Inventories                                                         1,006.3              1,068.6
Prepaid expenses and income tax benefits                              283.2                337.7
                                                                   --------             --------
         Total Current Assets                                       2,524.4              2,599.6

Property, plant and equipment, net                                  2,422.3              2,477.5
Goodwill                                                            3,577.1              3,398.4
Other intangible assets                                               832.3                886.4
Other noncurrent assets                                               564.2                578.2
                                                                   --------             --------

         Total Assets                                              $9,920.3             $9,940.1
                                                                   ========             ========

Liabilities and Shareholders' Equity
Short-term debt, including current portion of long-term debt       $  193.6             $  211.0
Accounts payable                                                      516.9                498.4
Accrued compensation                                                  195.8                200.3
Restructuring and rationalization reserves                            116.8                178.9
Current portion of asbestos liability                                 188.0                125.0
Income taxes payable                                                  131.5                142.2
Other accrued liabilities                                             590.2                673.7
                                                                   --------             --------
         Total Current Liabilities                                  1,932.8              2,029.5

Long-term debt                                                      3,314.3              3,130.7
Long-term portion of asbestos liability                             1,084.3              1,176.7
Postemployment benefits                                               663.5                677.0
Other accrued liabilities                                             352.8                327.0
Minority interest in consolidated subsidiaries                         40.1                 38.0
Company-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely convertible subordinated
     debentures of the Company1                                       575.0                575.0

Shareholders' Equity:
     Series C ESOP preferred stock                                     42.8                 44.4
     Series E preferred stock                                          --                  132.7
     Common stock                                                     352.0                336.8
     Additional paid-in capital                                     1,781.3              1,665.8
     Retained earnings (accumulated deficit)                           42.0                (69.9)
     Unearned ESOP compensation                                       (11.6)               (15.1)
     Accumulated other comprehensive income                          (247.2)              (106.0)
     Other                                                             (1.8)                (2.5)
                                                                   --------             --------
         Total Shareholders' Equity                                 1,957.5              1,986.2
                                                                   --------             --------

         Total Liabilities and Shareholders' Equity                $9,920.3             $9,940.1
                                                                   ========             ========

See accompanying notes.
--------------------

/1/ The sole assets of the Trust are convertible subordinated debentures of Federal-Mogul with an aggregate principal amount of $575.0 million, which bear interest at a rate of 7% per annum and mature on December 1, 2027. Upon repayment, the Company-obligated mandatorily redeemable preferred securities of subsidiary trust will be mandatorily redeemed.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)

                                                                                Six Months Ended
                                                                                    June 30
                                                                           -------------------------
                                                                             1999            1998
                                                                           ---------      ----------
Cash Provided From (Used By) Operating Activities
    Net earnings (loss)                                                    $  112.9       $  (10.1)
    Adjustments to reconcile net earnings (loss) to net
       cash provided from operating activities:
          Depreciation and amortization                                       182.8           84.9
          Purchased in-process research and development charge                 --             18.6
          Restructuring charge                                                 --             10.5
          Adjustment of assets held for sale and other
             long-lived assets to fair value                                   --             19.0
          Loss on early retirement of debt                                     23.1           47.1
          Cumulative effect of change in accounting principle                  12.7           --
          Increase in accounts receivable                                    (124.0)         (30.0)
          Decrease in inventories                                              36.1           43.8
          Increase (decrease) in accounts payable                              32.0           (1.3)
          Increase in current liabilities and other                            77.8           56.5
          Payments against restructuring and rationalization reserves         (62.1)         (20.7)
          Payments against asbestos liability                                 (65.8)         (32.7)
                                                                           --------       --------
       Net Cash Provided From Operating Activities                            225.5          185.6

Cash Provided From (Used By) Investing Activities
    Expenditures for property, plant and equipment
       and other long-term assets                                            (174.9)         (81.1)
    Proceeds from sale of business investments                                 28.6           53.9
    Proceeds from sale of options                                              --             39.1
    Business acquisitions, net of cash acquired                              (239.4)      (2,786.5)
                                                                           --------       --------
       Net Cash Used By Investing Activities                                 (385.7)      (2,774.6)

Cash Provided From (Used By) Financing Activities
    Issuance of common stock                                                    0.7          601.4
    Proceeds from the issuance of long-term debt                            2,123.0        3,805.0
    Principal payments on long-term debt                                   (1,959.9)      (2,105.5)
    Decrease in short-term debt                                                (6.3)         (32.0)
    Fees paid for debt issuance and other securities                          (25.5)         (76.8)
    Investment in accounts receivable securitization                           44.1           10.3
    Dividends                                                                  (2.3)          (5.9)
    Other                                                                      (4.3)          (6.8)
                                                                           --------       --------
       Net Cash Provided From Financing Activities                            169.5        2,189.7

       Increase (Decrease) in Cash and Equivalents                              9.3         (399.3)

Cash and Equivalents at Beginning of Period                                    77.2          541.4
                                                                           --------       --------

       Cash and Equivalents at End of Period                               $   86.5       $  142.1
                                                                           ========       ========


See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 1999

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ending June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain items in the prior year condensed consolidated financial statements have been reclassified to conform with the presentation used in 1999.

2.  ACQUISITIONS OF BUSINESSES

In January 1999, the Company completed the acquisition of Crane Technologies, Inc. (Crane). In June 1999, the Company completed the acquisition of the piston division of Alcan Deutschland GmbH (Alcan) in Germany, a subsidiary of Alcan Aluminum Limited in Canada. Crane and Alcan have annual sales of approximately $36 million and $150 million, respectively.

In connection with the acquisition of Cooper Automotive in October of 1998, the Company is in the process of having valuations of acquired property, plant and equipment, identifiable intangible assets and certain assessments of asbestos liability completed. The related purchase price allocation will be finalized when such valuations and the final purchase price adjustments are completed during 1999.

Sales of Businesses

On April 21, 1999, the Company sold its South African heat transfer business. The business had sales of approximately $56 million in 1998 in four South African locations and employs approximately 1,200 people. The Company did not record a significant gain or loss on this transaction.

Pro Forma Results

The following unaudited financial information for the three and six months ended June 30, 1998 assume the T&N, Cooper Automotive and Fel-Pro acquisitions occurred as of the beginning of the period, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt, divestiture of the T&N Bearings Business and Fel-Pro Chemical Business, 1998 equity offerings and income tax effects. The 1998 pro forma results (in millions of dollars, except per share data) have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisitions of T&N, Cooper Automotive and Fel-Pro been consummated on the dates indicated, nor are they necessarily indicative of the Company's future results of operations.

                                        Unaudited Financial Information
                                        -------------------------------
                                           Six Months Ended June 30
                                           ------------------------
                                            Actual        Pro Forma
                                             1999           1998
                                             ----           ----
                                (Millions of Dollars, Except Per Share Amounts)

Net sales                                 $ 3,329.3      $ 3,303.0
Net earnings                              $   112.9      $    70.4
Earnings per share                        $    1.61      $    1.42
Earnings per share assuming dilution      $    1.49      $    1.36

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

As of June 30, 1999, T&N is one of a large number of defendants named in one pending property damage case. Provision has been made in the asbestos reserve for anticipated expenditures in relation to this case.

In arriving at the provision, assumptions have been made regarding the total number of claims which it is anticipated may be received in the future, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims and the timing of settlement and, in the United Kingdom, the level of subrogation claims brought by insurance companies.

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

In 1996, T&N purchased a (pound)500 million (approximately $845 million at the insurance agreement exchange rate of $1.69/(pound)) layer of insurance which will be triggered should the aggregate amount of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed (pound)690 million (approximately $1,166 million at the $1.69/(pound) exchange rate). The Company's reserve for claims filed after June 30, 1996 approximates the trigger point of the insurance.

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded at this time that there is little risk of the reinsurers not being able to meet their obligation to pay, should the claims filed after June 30, 1996 exceed the (pound)690 million trigger point.

While management believes that reserves are appropriate for anticipated losses arising from T&N's asbestos-related claims, given the nature and complexity of the factors affecting the estimated liability, the actual liability may differ. No absolute assurances can be given that T&N will not be subject to material additional liabilities and significant additional litigation relating to asbestos. In the possible, but unlikely, event that such liabilities exceed the reserves recorded by the Company and the additional (pound)500 million of insurance coverage, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected. The T&N Companies reserves will be reevaluated periodically as additional information becomes available.

Federal-Mogul, Fel-Pro and Cooper Automotive Asbestos Litigation

The Company also is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. Fel-Pro has been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products sold to ship owners. In addition, subsidiaries of Cooper Automotive have been named as defendants in a number of product liability cases involving asbestos, primarily involving friction products. The Company is defending all such claims vigorously and believes that it, Fel-Pro and the Cooper Automotive subsidiaries have substantial defenses to liability and adequate insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company, Fel-Pro and the Cooper Automotive subsidiaries as of June 30, 1999, will not have a material effect on the Company's financial position.

Asbestos Liability

As of June 30, 1999, the Company has provided a net reserve of approximately $1.2 billion as its best estimate for future costs related to resolving asbestos claims. The Company estimates claims will be filed and paid in excess of the next 20 years. This estimate is based in part on recent and historical claims experience, medical information and the current legal environment.

The Company is in the process of completing its assessment of the asbestos liability and related insurance recoveries related to the Cooper Automotive acquisition. The Company believes its total net asbestos reserves in the aggregate are sufficient to cover the Company's exposure, although adjustments to the gross liability and related insurance recoveries could be made as a result of the current assessment.

Other

The Company is involved in various other legal actions and claims, directly and through its subsidiaries (including T&N and Fel-Pro). After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that its outcomes are not reasonably likely to have a material adverse affect on the Company's financial position, operating results, or cash flows.

Environmental Matters

The Company is a defendant in lawsuits filed in various jurisdictions pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other similar federal or state environmental laws which require responsible parties to pay for cleaning up contamination resulting from hazardous wastes which were discharged into the environment by them or by others to which they sent such wastes for disposition. In addition, the Company has been notified by the United States Environmental Protection Agency and various state agencies that it may be a potentially responsible party (PRP) under such law for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. At most of the sites that are likely to be costliest to clean up, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company's exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company's share of the total waste is usually quite small; the other companies which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly-owned companies; and in most such situations, the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental and legal reserve was approximately $47 million at June 30, 1999 and approximately $50 million at December 31, 1998. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect of such matters.

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

The Company has pledged 100% of the capital stock of certain United States subsidiaries, 65% of capital stock of certain foreign subsidiaries and certain intercompany loans to secure the Senior Credit Agreements of the Company; certain of such pledges also extend to the Company's Notes, Medium-Term notes and Senior notes. In addition, certain subsidiaries of the Company have guaranteed the senior debt. (Refer to Note 9, "Consolidating Condensed Financial Information of Guarantor Subsidiaries.")

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

6.   EARNINGS PER SHARE, NON-CASH TRANSACTION AND COMPREHENSIVE INCOME

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998 (in millions, except per share data):

                                                                                     Three Months Ended          Six Months Ended
                                                                                          June 30                    June 30
                                                                                   ---------------------      ----------------------
                                                                                     1999         1998          1999          1998
                                                                                   --------     --------      --------      --------
Numerator:
    Net earnings (loss)                                                             $  87.3      $  (2.9)     $ 112.9       $ (10.1)
    Extraordinary items - loss on early retirement of debt,
       net of applicable income tax benefits                                           --           31.3         23.1          31.3
    Cumulative effect of change in accounting for costs of start-up
       activities, net of applicable income tax benefit                                --           --           12.7          --
                                                                                    -------      -------      -------       -------
    Net earnings before extraordinary items and cumulative
       effect of change in accounting  for costs of start-up activities                87.3         28.4        148.7          21.2
    Series C preferred dividend requirement                                            (0.5)        (0.6)        (1.1)         (1.1)
    Series E preferred dividend requirement                                            --           (0.4)        (0.2)         (0.6)
                                                                                    -------      -------      -------       -------

    Numerator for basic earnings per share - income available to common shareholders before extraordinary items and cumulative effect of change in accounting for costs of
       start-up activities                                                             86.8         27.4        147.4          19.5

    Effect of dilutive securities:
       Series C preferred dividend requirement                                          0.5          0.6          1.1           1.1
       MIPS dividend requirement                                                        6.3         --           12.7          --
       Series E preferred dividend requirement                                         --            0.4          0.2           0.6
       Additional required ESOP contribution                                           (0.5)        (0.6)        (1.1)         (1.0)
                                                                                    -------      -------      -------       -------

    Numerator for diluted earnings per share - income available to common shareholders after assumed conversions, before extraordinary items and cumulative effect of change in
       accounting for costs of start-up activities                                  $  93.1      $  27.8      $ 160.3       $  20.2
                                                                                    =======      =======      =======       =======
    Numerator for basic earnings per share - income (loss) available to common shareholders after extraordinary items and cumulative
       effect of change in accounting for costs of start-up activities              $  86.8      $  (3.9)     $ 111.6       $ (11.8)
                                                                                    =======      =======      =======       =======
    Numerator for diluted earnings per share - income (loss) available to common shareholders after extraordinary items and cumulative
       effect of change in accounting for start-up activities                       $  93.1      $  (3.5)     $ 124.5       $ (11.1)
                                                                                    =======      =======      =======       =======

Denominator:
    Denominator for basic earnings per share - weighted
       average shares                                                                  70.2         43.3         69.3          41.7
    Effect of dilutive securities:
       Dilutive stock options outstanding                                               0.6          0.9          0.8           0.8
       Nonvested stock                                                                  0.2          0.2          0.2           0.2
       Conversion of Series C preferred stock                                           1.4          1.5          1.4           1.5
       Conversion of MIPS                                                              11.2         --           11.2          --
       Conversion of Series E preferred stock                                          --            4.6          0.9           3.4
                                                                                    -------      -------      -------       -------
       Denominator for dilutive earnings per share adjusted
          weighted average shares and assumed conversions                              83.6         50.5         83.8          47.6
                                                                                    =======      =======      =======       =======

Basic earnings per share before extraordinary items and cumulative
       effect of change in accounting for costs of start-up activities              $  1.24      $   .63      $  2.13       $   .47
                                                                                    =======      =======      =======       =======
Basic earnings (loss) per share after extraordinary items and cumulative
        effect of change in accounting for costs of start-up activities             $  1.24      $  (.09)     $  1.61       $  (.28)
                                                                                    =======      =======      =======       =======
Diluted earnings per share before extraordinary items and cumulative
       effect of change in accounting for costs of start-up activities              $  1.11      $   .55      $  1.91       $   .42
                                                                                    =======      =======      =======       =======
Diluted earnings (loss) per share after extraordinary items and cumulative
       effect of change in accounting for costs of start-up activities              $  1.11      $  (.07)     $  1.49       $  (.23)
                                                                                    =======      =======      =======       =======

Convertible preferred securities redeemable for 11.2 million shares of common stock were outstanding during the second quarter of 1998 but were not included in the computation of 1998 diluted earnings per share because the effect would be anti-dilutive.

Quarterly dividends of $0.0025 per common share were declared for the quarters ended June 30, 1999 and 1998, respectively.

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

Comprehensive Income

Total comprehensive income (loss), net of the related estimated tax, was $73.8 million and $(19.7) million for the three months ended June 30, 1999 and 1998, respectively, and $24.0 million and $(24.2) million for the six months ended June 30, 1999 and 1998, respectively.

7.   INVENTORIES

At June 30, 1999 and December 31, 1998, inventories consisted of the following (in millions of dollars):

                                      June 30,     December 31,
                                       1999           1998
                                     --------       ---------
Finished products                    $  714.0       $  737.9
Work-in-process                         175.0          147.1
Raw materials                           150.8          208.5
                                     --------       --------
                                      1,039.8        1,093.5
Reserve for inventory valuation         (33.5)         (24.9)
                                     --------       --------
                                     $1,006.3       $1,068.6
                                     ========       ========

8.    OPERATIONS BY INDUSTRY SEGMENT

The Company evaluates segmental performance based on several factors, including both Economic Value Added (EVA) and Operational EBIT, defined as Operational Earnings before certain nonrecurring items (such as certain purchase accounting adjustments and integration costs associated with new acquisitions), interest and income taxes. Operational EBIT for each segment is shown below, as it is most consistent with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements.

                                                  Three Months Ended           Six Months Ended
                                               -------------------------    -----------------------
                                                 June 30        June 30      June 30       June 30
                                                  1999           1998          1999         1998
                                               ----------     ----------    ----------    ---------
Net Sales:
     Powertrain Systems                          $   755       $   636       $ 1,493       $   931
     Sealing Systems                                 319           303           622           466
     General Products                                609           248         1,195           435
     Divested Activities                               4            27            19            40
                                                 -------       -------       -------       -------
         Total                                   $ 1,687       $ 1,214       $ 3,329       $ 1,872
                                                 =======       =======       =======       =======

                                                  Three Months Ended           Six Months Ended
                                               -------------------------    -----------------------
                                                 June 30        June 30      June 30       June 30
                                                  1999           1998          1999         1998
                                               ----------     ----------    ----------    ---------
Operational EBIT:
     Powertrain Systems                          $    87       $    66       $   172       $    93
     Sealing Systems                                  62            31           112            51
     General Products                                 93            29           167            51
     Divested Activities                            --              (4)           (1)           (4)
                                                 -------       -------       -------       -------
         Total                                   $   242       $   122       $   450       $   191
                                                 =======       =======       =======       =======

                                                  Three Months Ended           Six Months Ended
                                               -------------------------    -----------------------
                                                 June 30        June 30      June 30       June 30
                                                  1999           1998          1999         1998
                                               ----------     ----------    ----------    ---------
Reconciliation:
     Total segments operational EBIT             $   242       $   122       $   450       $   191
     Net interest and other financing costs          (78)          (64)         (158)          (84)
     Acquisition related costs                       (13)           (5)          (34)          (35)
     Restructuring, impairment and other
         special charges                            --            --            --             (17)
                                                 -------       -------       -------       -------
     Earnings before income taxes,
        extraordinary items and cumulative
        effect of accounting change              $   151       $    53       $   258       $    55
                                                 =======       =======       =======       =======


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

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended June 30, 1999
(Millions of Dollars)

                                               (Unconsolidated)
                                    ----------------------------------------
                                                   Guarantor   Non-Guarantor
                                     Parent      Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                     ------      ------------   ------------   ------------  ------------
Net sales                           $  349.7       $  436.0       $  982.0       $  (80.6)      $1,687.1
Cost of products sold                  218.5          307.4          759.2          (80.6)       1,204.5
                                    --------       --------       --------       --------       --------
   Gross margin                        131.2          128.6          222.8           --            482.6
Selling, general and
   administrative expenses              88.7           37.6           88.4           --            214.7
Amortization                             1.9            6.7           22.5           --             31.1
Integration costs                        1.0            2.8            9.5           --             13.3
Interest expense                        64.4            0.2           70.8          (66.9)          68.5
Interest income                         (0.2)          (0.1)         (67.6)          66.9           (1.0)
International currency
    exchange (gains) losses             --              1.0           (0.6)          --              0.4
Other (income) expense, net            (13.6)           8.3           10.1           --              4.8
                                    --------       --------       --------       --------       --------

    Earnings (loss) before
       income taxes                    (11.0)          72.1           89.7           --            150.8

Income tax expense (benefit)            (4.1)          26.7           40.9           --             63.5
                                    --------       --------       --------       --------       --------

      Net earnings (loss)           $   (6.9)      $   45.4       $   48.8       $   --         $   87.3
                                    --------       --------       --------       --------       --------

Equity in earnings
      of subsidiaries                   94.2           59.2           --           (153.4)          --
                                    --------       --------       --------       --------       --------

      Net Earnings                  $   87.3       $  104.6       $   48.8       $ (153.4)      $   87.3
                                    ========       ========       ========       ========       ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended June 30, 1998
(Millions of Dollars)

                                                      (Unconsolidated)
                                        ----------------------------------------
                                                      Guarantor   Non-Guarantor
                                         Parent      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                         ------      ------------  ------------   ------------  ------------
Net sales                               $  335.2       $   --        $  904.8       $  (26.0)     $1,214.0
Cost of products sold                      232.9           --           689.7          (26.0)        896.6
                                        --------       --------      --------       --------      --------
   Gross margin                            102.3           --           215.1           --           317.4
Selling, general and
   administrative expenses                  94.7           --            86.1           --           180.8
Amortization                                 4.6           --            16.7           --            21.3
Adjustment of assets held for
   sale and other long-lived
   assets to fair value                     --             --            (1.0)          --            (1.0)
Integration costs                            2.6           --             2.1           --             4.7
Interest expense                            66.5           --            42.4          (52.6)         56.3
Interest income                            (12.3)         (34.6)         (7.8)          52.6          (2.1)
International currency
   exchange (gains) losses                   0.5           (0.4)          1.1           --             1.2
Other (income) expense, net                (14.0)          (3.5)         20.4           --             2.9
                                        --------       --------      --------       --------      --------

      Earnings (loss)
         before income taxes
         and extraordinary items           (40.3)          38.5          55.1           --            53.3

Income tax expense (benefit)               (16.0)          (5.3)         46.2           --            24.9
                                        --------       --------      --------       --------      --------

       Earnings (loss) before
          extraordinary item               (24.3)          43.8           8.9           --            28.4

Extraordinary items - loss on
   early retirement of debt, net
   of applicable income tax
   benefits                                 12.4           --            18.9           --            31.3
                                        --------       --------      --------       --------      --------
       Net earnings (loss)              $  (36.7)      $   43.8      $  (10.0)      $   --        $   (2.9)
                                        --------       --------      --------       --------      --------

Equity in earnings
       of subsidiaries                      33.8           15.3          --            (49.1)         --
                                        --------       --------      --------       --------      --------

       Net Earnings (Loss)              $   (2.9)      $   59.1      $  (10.0)      $  (49.1)     $   (2.9)
                                        ========       ========      ========       ========      ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Six Months Ended June 30, 1999
(Millions of Dollars)

                                                         (Unconsolidated)
                                           ----------------------------------------
                                                         Guarantor    Non-Guarantor
                                             Parent     Subsidiaries   Subsidiaries     Eliminations   Consolidated
                                             ------     ------------   ------------     ------------   ------------
Net sales                                  $  658.6       $  909.6       $1,896.2         $ (135.1)      $3,329.3
Cost of products sold                         422.3          651.1        1,458.9           (135.1)       2,397.2
                                           --------       --------       --------         --------       --------
   Gross margin                               236.3          258.5          437.3             --            932.1
Selling, general and
   administrative expenses                    178.1           80.1          179.0             --            437.2
Amortization                                    3.4           13.8           46.7             --             63.9
Integration costs                               4.5            3.9           15.0             --             23.4
Interest expense                              130.7            0.4          142.1           (133.8)         139.4
Interest income                                (0.4)          (0.6)        (134.8)           133.8           (2.0)
International currency
   exchange (gains) losses                     (0.1)           2.6            0.2             --              2.7
Other (income) expense, net                   (28.9)          17.1           21.9             --             10.1
                                           --------       --------       --------         --------       --------

      Earnings (loss) before income
         taxes, extraordinary
         items and cumulative
         effect of change in
         accounting principle                 (51.0)         141.2          167.2             --            257.4

Income tax expense                             15.6           41.2           51.9             --            108.7
                                           --------       --------       --------         --------       --------

      Earnings (loss) before
         extraordinary item and
         cumulative effect of
         change in accounting
         principle                            (66.6)         100.0          115.3             --            148.7

Extraordinary items - loss on
   early retirement of debt, net
   of applicable income tax
   benefits                                    23.1           --             --               --             23.1

Cumulative effect of change in
   accounting for costs of start-up
   activities, net of applicable
   income tax benefit                          12.7           --             --               --             12.7
                                           --------       --------       --------         --------       --------

       Net earnings (loss)                 $ (102.4)      $  100.0       $  115.3         $   --         $  112.9
                                           --------       --------       --------         --------       --------

Equity in earnings
    of subsidiaries                           215.3          112.3           --             (327.6)          --
                                           --------       --------       --------         --------       --------

       Net Earnings                        $  112.9       $  212.3       $  115.3         $ (327.6)      $  112.9
                                           ========       ========       ========         ========       ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Six Months Ended June 30, 1998
(Millions of Dollars)

                                                 (Unconsolidated)
                                     ----------------------------------------
                                                  Guarantor    Non-Guarantor
                                      Parent     Subsidiaries   Subsidiaries     Eliminations   Consolidated
                                      ------     ------------   ------------     ------------   ------------
Net sales                            $  615.3       $   36.2      $1,272.2         $  (51.7)     $1,872.0
Cost of products sold                   436.3           23.1         985.6            (51.7)      1,393.3
                                     --------       --------      --------         --------      --------
   Gross margin                         179.0           13.1         286.6             --           478.7
Selling, general and
   administrative expenses              142.7            7.5         128.7             --           278.9
Amortization                              6.2            0.6          23.4             --            30.2
Purchased in-process research
   and development charge                --             --            18.6             --            18.6
Restructuring charge                      5.6           --             4.9             --            10.5
Adjustment of assets held for
   sale and other long-lived
   assets to fair value                  --             --            19.0             --            19.0
Integration costs                         2.6           --             2.1             --             4.7
Interest expense                         85.7            1.5          49.9            (64.3)         72.8
Interest (income) expense               (19.0)         (42.3)        (11.8)            64.3          (8.8)
International currency
   exchange (gains) losses                0.6           (0.4)          2.1             --             2.3
Net gain on British pound
   currency option and
   forward contract                     (13.3)          --            --               --           (13.3)
Other expense, net                      (13.2)          (9.6)         31.7             --             8.9
                                     --------       --------      --------         --------      --------

      Earnings (loss) before
         income taxes and
         extraordinary items            (18.9)          55.8          18.0             --            54.9
Income tax expense (benefit)            (12.9)           1.6          45.0             --            33.7
                                     --------       --------      --------         --------      --------

      Earnings (loss) before
         extraordinary items             (6.0)          54.2         (27.0)            --            21.2

Extraordinary items - loss on
   early retirement of debt,
   net of applicable income
   tax benefits                          12.4           --            18.9             --            31.3
                                     --------       --------      --------         --------      --------

       Net earnings (loss)           $  (18.4)      $   54.2      $  (45.9)        $   --        $  (10.1)
                                     --------       --------      --------         --------      --------
Equity in earnings
       of subsidiaries                    8.3            4.6          --              (12.9)         --
                                     --------       --------      --------         --------      --------

       Net Earnings (Loss)           $  (10.1)      $   58.8      $  (45.9)        $  (12.9)     $  (10.1)
                                     ========       ========      ========         ========      ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
June 30, 1999
(Millions of Dollars)

                                                      (Unconsolidated)
                                          ----------------------------------------
                                                         Guarantor    Non-Guarantor
                                           Parent       Subsidiaries   Subsidiaries     Eliminations   Consolidated
                                           ------       ------------   ------------     ------------   ------------
ASSETS
Cash and equivalents                      $    5.9         $   10.2        $   70.4        $    --           $   86.5
Accounts receivable                           17.1            275.2           619.7             --              912.0
Investment in accounts
   receivable securitization                  --               --             236.4             --              236.4
Inventories                                  191.8            370.5           444.0             --            1,006.3
Prepaid expenses and
    income tax benefits                       74.4            140.7            68.1             --              283.2
                                          --------         --------        --------         --------         --------
Total Current Assets                         289.2            796.6         1,438.6             --            2,524.4

Property, plant and equipment                250.8            648.3         1,523.2             --            2,422.3
Goodwill                                     611.3            753.5         2,212.3             --            3,577.1
Other intangible assets                        7.3            412.1           412.9             --              832.3
Investment in subsidiaries                 5,348.9          1,578.5            --           (6,927.6)            --
Intercompany accounts,net                   (611.8)         1,436.5          (824.7)            --               --
Other noncurrent assets                       88.3             71.4           404.7             --              564.2
                                          --------         --------        --------         --------         --------
Total Assets                              $5,984.0         $5,696.9        $5,167.0        $(6,927.6)        $9,920.3
                                          ========         ========        ========        =========         ========

LIABILITIES
Short-term debt, including
   current portion of
   long-term debt                         $   77.8         $    8.3        $  107.5        $    --           $  193.6
Accounts payable                              83.9            167.7           265.3             --              516.9
Accrued compensation                          48.2             26.2           121.4             --              195.8
Restructuring and
   rationalization reserves                   --               --             116.8             --              116.8
Current portion of
   asbestos liability                         --               --             188.0             --              188.0
Income taxes payable                          --               --             131.5             --              131.5
Other accrued liabilities                    275.0            183.5           131.7             --              590.2
                                          --------         --------        --------         --------         --------
Total Current Liabilities                    484.9            385.7         1,062.2             --            1,932.8

Long-term debt                             3,273.9              0.3            40.1             --            3,314.3
Long-term portion of
   asbestos liability                         --               55.4         1,028.9             --            1,084.3
Postemployment benefits                      218.3            214.9           230.3             --              663.5
Other accrued liabilities                     43.5            197.8           111.5             --              352.8
Minority interest in
   consolidated subsidiaries                   5.9              1.8            32.4             --               40.1
Company-obligated, mandatorily
   redeemable preferred securities
   of subsidiary trust holding
   solely convertible subordinated
   debentures of the Company                  --               --             575.0             --              575.0
Shareholders' Equity                       1,957.5          4,841.0         2,086.6         (6,927.6)         1,957.5
                                          --------         --------        --------         --------         --------
Total Liabilities and
   Shareholders' Equity                   $5,984.0         $5,696.9        $5,167.0        $(6,927.6)        $9,920.3
                                          ========         ========        ========        =========         ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Audited Consolidating Condensed Balance Sheet
December 31, 1998
(Millions of Dollars)

                                                      (Unconsolidated)
                                          ------------------------------------------
                                                          Guarantor    Non-Guarantor
                                            Parent       Subsidiaries   Subsidiaries     Eliminations   Consolidated
                                            ------       ------------   ------------     ------------   ------------
ASSETS
Cash and equivalents                      $   25.3         $   20.7        $   31.2        $    --           $   77.2
Accounts receivable                           13.9            395.9           615.2             --            1,025.0
Investment in accounts
   receivable securitization                  --               --              91.1             --               91.1
Inventories                                  186.8            441.2           440.6             --            1,068.6
Prepaid expenses and
    income tax benefits                       52.9            174.9           109.9             --              337.7
                                          --------         --------        --------         --------         --------
Total Current Assets                         278.9          1,032.7         1,288.0             --            2,599.6

Property, plant and equipment                230.0            684.7         1,562.8             --            2,477.5
Goodwill                                     589.4            676.4         2,132.6             --            3,398.4
Other intangible assets                       44.6            423.6           418.2             --              886.4
Investment in subsidiaries                 5,114.7          1,666.7            --           (6,781.4)            --
Intercompany accounts, net                  (515.2)         1,208.2          (693.0)            --               --
Other noncurrent assets                      103.0             51.9           423.3             --              578.2
                                          --------         --------        --------         --------         --------
Total Assets                              $5,845.4         $5,744.2        $5,131.9        $(6,781.4)        $9,940.1
                                          ========         ========        ========        =========         ========

LIABILITIES
Short-term debt, including
   current portion of
   long-term debt                         $   90.7         $   16.0        $  104.3        $    --           $  211.0
Accounts payable                              82.0            149.5           266.9             --              498.4
Accrued compensation                          45.1             84.7            70.5             --              200.3
Restructuring and
   rationalization reserves                    5.8             --             173.1             --              178.9
Current portion of
   asbestos liability                         --               --             125.0             --              125.0
Income taxes payable                          21.7             24.3            96.2             --              142.2
Other accrued liabilities                    298.2            148.0           227.5             --              673.7
                                          --------         --------        --------         --------         --------
Total Current Liabilities                    543.5            422.5         1,063.5             --            2,029.5

Long-term debt                             3,077.2              1.2            52.3             --            3,130.7
Long-term portion of
   asbestos liability                         --               20.0         1,156.7             --            1,176.7
Postemployment benefits                      218.2            207.6           251.2             --              677.0
Other accrued liabilities                     12.2            255.0            59.8             --              327.0
Minority interest in
   consolidated subsidiaries                   8.1              1.5            28.4             --               38.0
Company-obligated mandatorily
   redeemable preferred securities
   of subsidiary trust holding
   solely convertible subordinated
   debentures of the Company                  --               --             575.0             --              575.0
Shareholders' Equity                       1,986.2          4,836.4         1,945.0         (6,781.4)         1,986.2
                                          --------         --------        --------         --------         --------
Total Liabilities and
 Shareholders' Equity                     $5,845.4         $5,744.2        $5,131.9        $(6,781.4)        $9,940.1
                                          ========         ========        ========        =========         ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 1999
(Millions of Dollars)

                                                      (Unconsolidated)
                                          ------------------------------------------
                                                      Guarantor    Non-Guarantor
                                      Parent         Subsidiaries   Subsidiaries  Eliminations     Consolidated
                                      ------         ------------   ------------  ------------     ------------
Net Cash Provided From
   Operating Activities              $    49.1        $   129.7      $    46.7      $    --          $   225.5
                                     ---------        ---------      ---------      ---------        ---------


Expenditures for property,
   plant and equipment
   and other long-term assets            (26.3)           (28.8)        (119.8)          --             (174.9)
Proceeds from sale of
   business investments                   --               --             28.6           --               28.6
Business acquisitions, net of
   cash acquired                         (97.9)            (1.9)        (139.6)          --             (239.4)
                                     ---------        ---------      ---------      ---------        ---------
   Net Cash Used By
      Investing Activities              (124.2)           (30.7)        (230.8)          --             (385.7)


Issuance of common stock                   0.7             --             --             --                0.7
Proceeds from the issuance
    of long-term debt                  2,123.0             --             --             --            2,123.0
Principal payments on long-
    term debt                         (1,926.3)            (0.9)         (32.7)          --           (1,959.9)
Increase (decrease) in short-
    term debt                             (9.4)            (7.5)          10.6           --               (6.3)
Fees paid for debt issuance
    and other securities                 (25.5)            --             --             --              (25.5)
Change in intercompany
   accounts                             (146.2)          (101.7)         247.9           --               --
Investment in accounts
    receivable securitization             44.1             --             --             --               44.1
Dividends                                 (2.3)            --             --             --               (2.3)
Other                                     (2.4)             0.6           (2.5)          --               (4.3)
                                     ---------        ---------      ---------      ---------        ---------
   Net Cash Provided From
      (Used By) Financing
      Activities                          55.7           (109.5)         223.3           --              169.5
                                     ---------        ---------      ---------      ---------        ---------


   Net Increase (Decrease)
      in Cash                        $   (19.4)       $   (10.5)     $    39.2      $    --          $     9.3
                                     =========        =========      =========      =========        =========


Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 1998
(Millions of Dollars)

                                                   (Unconsolidated)
                                     --------------------------------------------
                                                     Guarantor      Non-Guarantor
                                      Parent        Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                      ------        ------------     ------------     ------------     ------------
Net Cash Provided From
   Operating Activities              $  128.6         $   53.7         $    3.3         $   --           $  185.6
                                     --------         --------         --------         --------         --------


Expenditures for property,
   plant and equipment
   and other long-term assets           (17.2)            (3.0)           (60.9)            --              (81.1)
Proceeds from sale of
   business investments                   3.4             --               50.5             --               53.9
Proceeds from sales of
   options                               --               --               39.1             --               39.1
Business acquisitions, net of
   cash acquired                       (541.4)            --           (2,245.1)            --           (2,786.5)
                                     --------         --------         --------         --------         --------
   Net Cash Used By
      Investing Activities             (555.2)            (3.0)        (2,216.4)            --           (2,774.6)


Issuance of common stock                601.4             --               --               --              601.4
Proceeds from issuance
    of long-term debt                 3,805.0             --               --               --            3,805.0
Principal payments on long-
    term debt                        (1,587.6)            --             (517.9)            --           (2,105.5)
Increase (decrease) in short
    term debt                          (598.0)              1.5           564.5             --              (32.0)
Fees paid for debt issuance
    and other securities                (49.4)            --              (27.4)            --              (76.8)
Change in intercompany
   accounts                              25.9         (1,702.8)         1,676.9             --               --
Contributions paid to
   affiliates                        (2,217.4)          (565.4)            --            2,782.8             --
Contributions received
   from affiliates                       --            2,217.4            565.4         (2,782.8)            --
Investment in accounts
    receivable securitization            10.3             --               --               --               10.3
Dividends                                (5.9)            --               --               --               (5.9)
Other                                    (0.8)            --               (6.0)            --               (6.8)
                                     --------         --------         --------         --------         --------
   Net Cash Provided From
      (Used By) Financing
      Activities                        (16.5)           (49.3)         2,255.5             --            2,189.7
                                     --------         --------         --------         --------         --------


   Net Increase (Decrease)
      in Cash                        $ (443.1)        $    1.4        $   42.4         $   --           $ (399.3)
                                     ========         ========        ========         ========         ========


11. SUBSEQUENT EVENTS

During the month of July 1999, the Company entered into a new $450 million accounts receivable securitization agreement replacing the existing $150 million agreement. The facility maturity date is June 28, 2000. Proceeds of $300 million were used to repay borrowings under the Senior Credit Agreement's mulitcurrency revolving credit facility.

The Company also made its final payment of $125.8 million, related to its purchase of Cooper Automotive during the month of July 1999.

Additionally, during July 1999, the Company announced an agreement to sell its Italian auto parts distributor, Bertolotti Pietro & Figli S.r.I. to the Rhiag Group Ltd. The transaction is subject to regulatory approval and is expected to close by the end of 1999. The Bertolotti business had sales of approximately $50 million in 1998.

During the month of August 1999, the Company announced its intent to acquire Sabo Industria e Comercio Ltda., a family owned business headquartered in Sao Paulo, Brazil. Sabo is a leader in gaskets, seals and hoses in South America and a leader in seals in Europe. Sabo employs approximately 3,000 people at its seven manufacturing facilities located in Brazil, Argentina, Germany, Hungary and Austria. Sabo has annual sales in excess of $180 million. The transaction is subject to regulatory and other approvals and is expected to close by the end of 1999.

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


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1998

RESULTS OF OPERATIONS

The Company's integrated operations are conducted under three operating units corresponding to major product areas: Powertrain Systems, Sealing Systems and General Products. The major product categories in Powertrain Systems include camshafts, sintered products, engine bearings, bushings, washers, large bearings, pistons, piston pins, ring liners and ignition products. Sealing Systems includes dynamic seals, and gaskets. General Products include brake and friction products, systems protection products, fuel systems components, wiper blades, lighting products and chassis products.

Net Sales

Net sales for the second quarter of 1999 were $1,687.1 million compared to $1,214.0 million in the same 1998 quarter. The 39% increase in net sales is primarily attributable to the acquisition of Cooper Automotive, the results of which were included from its date of acquisition.

Powertrain Systems sales were $755 million for the second quarter of 1999 compared to $636 million for the same 1998 quarter. Sales increased 18.7% from 1998 to 1999 primarily due to the acquisition of Cooper Automotive. Excluding the impact of these and other acquisitions, sales decreased 2.7% due to the impact of foreign exchange rate fluctuations and lower aftermarket sales offset by higher North American original equipment sales. Sales in the aftermarket were impacted by an overall decrease in the engine parts market size due to improved original equipment quality.

Sealing Systems sales were $319 million in the second quarter of 1999 compared to $303 million in the second quarter of 1998. Sales increased 5.2% from 1998 to 1999 primarily due to certain original equipment model volume increases, while aftermarket sales also increased slightly due to new business.

General Products sales were $609 million in the second quarter of 1999 compared to $248 million in 1998. Sales increased 145% from 1998 to 1999 primarily due to the acquisition of Cooper Automotive. Excluding the impact of the Cooper Automotive acquisition and other acquisitions and dispositions, sales increased 1% primarily due to the impact of certain North American original equipment volume increases offset by the impact of foreign exchange rates and lower aftermarket sales.

Cost of Products Sold

Cost of products sold as a percent of net sales decreased to 71.3% for the second quarter of 1999 from 73.8% for the same 1998 quarter. Management attributes this decrease to productivity improvements, cost controls, streamlined operations, the divestiture of underperforming assets and the T&N, Cooper Automotive and Fel-Pro acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses as percent of net sales decreased to 12.7% for the second quarter of 1999 compared to 14.8% for the second quarter of 1998. The decrease is primarily attributable to the benefits of prior restructuring actions and the realization of combined efficiencies from the T&N, Cooper Automotive and Fel-Pro acquisitions.

Amortization Expense

Amortization expense in the second quarter of 1999 was $31.1 million compared to $21.3 million for the second quarter of 1998. The increase in amortization expense was attributable to an increase in goodwill and other intangible assets associated with the Cooper Automotive and other smaller acquisitions.

Integration Costs

The Company recognized $13.3 million of integration costs in the second quarter of 1999 in connection with the acquisitions of T&N, Cooper Automotive and Fel-Pro. These expenses included such one-time items as brand integration, costs to pack and move productive inventory and fixed assets from one location to another and costs to change the identity of entities acquired.

Interest Expense

Interest expense in the second quarter of 1999 was $68.5 million compared to $56.3 million for the second quarter of 1998. The increase is attributable to a $38 million increase in interest expense related to the issuance of new debt financing for the Cooper Automotive acquisition, offset by reductions in interest expense of approximately $26 million as a result of the refinancing of existing debt.

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

Income Tax Expense

The differences in the effective tax rates from the statutory rate for the quarters ended June 30, 1999 and 1998 is primarily related to non-deductible goodwill and foreign tax rate differences.

Extraordinary Items

As a result of certain financing transactions (see Liquidity and Capital Resources), the Company incurred extraordinary losses on the early retirement of debt of $23.1 million, net of related tax benefits of $13.4 million, for the six months ended June 30, 1999.

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

As of June 30, 1999, T&N is one of a large number of defendants named in one pending property damage case. Provision has been made in the asbestos reserve for anticipated expenditures in relation to this case.

In arriving at the provision, assumptions have been made regarding the total number of claims which it is anticipated may be received in the future, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims and the timing of settlement and, in the United Kingdom, the level of subrogation claims brought by insurance companies.

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

In 1996, T&N purchased a (pound)500 million (approximately $845 million at the insurance agreement exchange rate of $1.69/(pound)) layer of insurance which will be triggered should the aggregate amount of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed (pound)690 million (approximately $1,166 million at the $1.69/(pound) exchange rate). The Company's reserve for claims filed after June 30, 1996 approximates the trigger point of the insurance.

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded at this time that there is little risk of the reinsurers not being able to meet their obligation to pay, should the claims filed after June 30, 1996 exceed the (pound)690 million trigger point.

While management believes that reserves are appropriate for anticipated losses arising from T&N's asbestos-related claims, given the nature and complexity of the factors affecting the estimated liability, the actual liability may differ. No absolute assurances can be given that T&N will not be subject to material additional liabilities and significant additional litigation relating to asbestos. In the possible, but unlikely, event that such liabilities exceed the reserves recorded by the Company and the additional (pound)500 million of insurance coverage, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected. The T&N Companies reserves will be reevaluated periodically as additional information becomes available.

Federal-Mogul, Fel-Pro and Cooper Automotive Asbestos Litigation

The Company also is one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. Fel-Pro has been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products sold to ship owners. In addition, subsidiaries of Cooper Automotive have been named as defendants in a number of product liability cases involving asbestos, primarily involving friction products. The Company is defending all such claims vigorously and believes that it, Fel-Pro and the Cooper Automotive subsidiaries have substantial defenses to liability and adequate insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company, Fel-Pro and the Cooper Automotive subsidiaries as of June 30, 1999, will not have a material effect on the Company's financial position.

Asbestos Liability

As of June 30, 1999, the Company has provided a net reserve of approximately $1.2 billion as its best estimate for future costs related to resolving asbestos claims. The Company estimates claims will be filed and paid in excess of the next 20 years. This estimate is based in part on recent and historical claims experience, medical information and the current legal environment.

The Company is in the process of completing its assessment of the asbestos liability and related insurance recoveries related to the Cooper Automotive acquisition. The Company believes its total net asbestos reserves in the aggregate are sufficient to cover the Company's exposure, although adjustments to the gross liability and related insurance recoveries could be made as a result of the current assessment.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided From Operating Activities

Cash flow provided from operating activities of $225.5 million for the six months ended June 30, 1999 resulted primarily from net earnings plus depreciation and amortization. Additional cash flow was generated primarily from an increase in current liabilities and other of $77.8 million and accounts payable of $32.0 million along with decreases in inventories of $36.1 million. These additional cash flow items were more than offset by an increase in accounts receivable of $124.0 million in addition to payments related to restructuring/ rationalization reserves and asbestos of $62.1 million and $65.8 million, respectively.

Cash Flow Used By Investing Activities

Cash flow used by investing activities was $385.7 million. The Company used $239.4 million to fund business acquisitions in the six months ended June 30, 1999. Capital expenditures of $174.9 million were made for property, plant and equipment to implement process improvements, manufacturing capacity and maintenance improvements, information technology, integration of acquired businesses and new product introductions.

Cash Flow Provided From Financing Activities

Cash flow provided from financing activities was $169.5 million for the six months ended June 30, 1999, primarily arising from proceeds of $2,123.0 million from the issuance of long-term debt and $44.1 provided by the investment in accounts receivable securitization. This was offset primarily by principal payments on long-term debt of $1,959.9 million and fees of $25.5 million paid for debt issuance and other securities.

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

Outlook

Additional cash outflow for the remainder of 1999 is anticipated to fund the acquisition of Sabo Industria e Comerico Ltda. (see Subsequent Events) and an expected increase in asbestos payments to approximately $58 million per quarter, as the Company intends to pursue settlements very aggressively. These asbestos payments are expected to be approximately $144 million in 2000. The actual amount of asbestos payments made during the remainder of 1999 and 2000 may vary significantly from these estimates due to the nature and complexity of the factors affecting the cash payments.

Additional sources of cash for the remainder of 1999 are expected from additional proceeds of $300 million from the $450 million accounts receivable securitization agreement and the sale of Bertolotti Pietro & Figli S.r.l. (see Subsequent Events).

The Company believes that it has adequate financial resources and sufficient credit facilities to meet its current working capital needs. Sources of the Company's working capital include its cash and equivalents, its mulitcurrency revolving credit facility and other credit lines. During the remainder of 1999, management anticipates that working capital requirements will be funded with internally generated funds and previously mentioned credit facilities.

OTHER MATTERS

Year 2000 Costs

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has established a team that has completed an awareness program and assessment project to address the Year 2000 issue including information technology (IT) and non-IT systems. In addition, the Board of Directors has received status reports related to the Company's progress in addressing the Year 2000 issue. The Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has initiated remediation and testing, and is implementing the action plan to address the Year 2000 issue. Much of the testing has been completed as of June 30, 1999. The Company estimates that the remainder of the testing will be completed by the end of the third quarter of 1999. A number of independent third-party reviews have been performed and others are planned. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could cause production interruptions that could have a material impact on the operations of the Company. The Company has completed development of contingency plans and will continue to refine these plans throughout the program.

The Company has formally communicated with a substantial majority of its significant suppliers and large customers to determine their plans to address the Year 2000 issue. While the Company expects a successful resolution of all issues, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by a supplier or customer, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

The Company has contracts in place with external resources and has allocated internal resources to reprogram or replace, and test the hardware and software for Year 2000 modifications. The total cost of the Year 2000 project is estimated to be $20 million and is being funded through operating cash flows. Of the total project cost, approximately $7 million is attributable to the purchase of new hardware and software which will be capitalized. Maintenance and repair of existing systems to be expensed as incurred is expected to be approximately $13 million. As of June 30, 1999, the Company has incurred and expensed approximately $10 million and capitalized approximately $5.5 million.

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

The Company has contingency plans for critical applications. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

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

Subsequent Events

During the month of July 1999, the Company entered into a new $450 million accounts receivable securitization agreement replacing the existing $150 million agreement. The facility maturity date is June 28, 2000. Proceeds of $300 million were used to repay borrowings under the Senior Credit Agreement's mulitcurrency revolving credit facility.

The Company also made its final payment of $125.8 million, related to its purchase of Cooper Automotive during the month of July 1999.

Additionally, during July 1999 the Company announced an agreement to sell its Italian auto parts distributor, Bertolotti Pietro & Figli S.r.I. to the Rhiag Group Ltd. The transaction is subject to regulatory approval and is expected to close by the end of 1999. The Bertolotti business had sales of approximately $50 million in 1998.

During the month of August 1999, the Company announced its intent to acquire Sabo Industria e Comercio Ltda., a family owned business headquartered in Sao Paulo, Brazil. Sabo is a leader in gaskets, seals and hoses in South America and a leader in seals in Europe. Sabo employs approximately 3,000 people at its seven manufacturing facilities located in Brazil, Argentina, Germany, Hungary and Austria. Sabo has annual sales in excess of $180 million. The transaction is subject to regulatory and other approvals and is expected to close by the end of 1999.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

On January 15, 1999, the Company issued $1 billion in public debt, which was used to refinance existing variable rate debt. The percentages of variable rate debt and fixed rate debt changed from 58% and 42%, respectively at December 31, 1998 to 36% and 64%, respectively at June 30, 1999.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7 (Market Risk) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on April 21, 1999, at which time the shareholders considered and voted on (i) the election of eight directors, (ii) approval of the appointment of Ernst & Young as independent accountants for 1999, and (iii) approval of the Federal-Mogul EVA Incentive Compensation Plan.

         The eight directors nominated for director at the meeting were incumbents and all nominees were elected. The following table sets forth the number of votes "For" and "Withheld" with respect to each nominee:

         Nominee                    Votes For              Votes Withheld

         J.J. Fannon                54,402,099               3,536,013
         R. M. Hills                54,365,063               3,573,049
         P.S. Lewis                 54,409,393               3,528,719
         A. Madero                  54,393,811               3,544,301
         R.S. Miller, Jr.           54,367,889               3,570,223
         J.C. Pope                  54,365,201               3,572,911
         R.A. Snell                 54,409,825               3,528,287
         G. Whalen                  54,403,985               3,534,127

         The appointment of Ernst & Young LLP as independent accountants for 1999 was approved, with 57,759,127 votes cast "For", 104,942 votes cast "Against" and 74,043 abstentions. The Federal-Mogul EVA Incentive Compensation Plan was approved with 56,852,979 votes cast "For", 755,013 votes cast "Against" and 330,120 abstentions.

Item 6.    Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  *27      Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FEDERAL-MOGUL CORPORATION


                       By: /s/ Thomas W. Ryan
                           -------------------------------
                                  Thomas W. Ryan
                           Executive Vice President and
                             Chief Financial Officer


                        By: /s/ Kenneth P. Slaby
                            ------------------------------
                                  Kenneth P. Slaby
                            Vice President and Controller,
                               Chief Accounting Officer


Dated:  August 16, 1999