Form 10-Q
period 1999-09-30
FEDERAL MOGUL CORP
filed 1999-11-12
CIK 34879

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Period Ended            SEPTEMBER 30, 1999
                    -----------------------------------------------------------


Commission File Number                 1-1511
                      ---------------------------------------------------------



                             FEDERAL-MOGUL CORPORATION
-------------------------------------------------------------------------------
                  (Exact name of Registrant as specified in its charter)


            Michigan                                     38-0533580
-------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

            26555 Northwestern Highway, Southfield, Michigan   48034
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

           Yes  X          No
              ______         ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock Outstanding - 73,827,069 shares as of November 10, 1999

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

         Forward-looking statements include financial projections, estimates and statements regarding plans, objectives and expectations of Federal-Mogul and its management, including, without limitation, plans to integrate the businesses of T&N, Fel-Pro and Cooper Automotive into Federal-Mogul, plans to address computer software issues related to the approach of the year 2000, plans to address the issue related to the conversion to the Euro, and the scope of the effect of T&N and Cooper asbestos liabilities.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Millions of Dollars, Except Per Share Amounts)

                                                                       Three Months Ended              Nine Months Ended
                                                                          September 30                     September 30
                                                                     ------------------------      -------------------------
                                                                        1999           1998           1999           1998
                                                                     ---------      ---------      ---------      ---------
Net sales                                                            $ 1,583.9      $ 1,121.2      $ 4,913.2      $ 2,993.2
Cost of products sold                                                  1,142.7          828.3        3,539.9        2,221.6
                                                                     ---------      ---------      ---------      ---------
    Gross margin                                                         441.2          292.9        1,373.3          771.6
Selling, general and administrative expenses                             201.1          152.2          638.3          431.1
Amortization of goodwill and other intangible assets                      30.5           23.7           94.4           53.9
Purchased in-process research and development charge                        --             --             --           18.6
Restructuring charge (credit)                                               --           (6.6)            --            3.9
Adjustment of assets held for sale and other long-lived
    assets to fair value                                                   7.9             --            7.9           19.0
Integration costs                                                         13.2            9.0           36.6           13.7
Interest expense                                                          68.0           42.8          207.4          115.6
Interest income                                                           (0.8)          (0.8)          (2.8)          (9.6)
International currency exchange losses                                     0.8            3.0            3.5            5.3
Net gain on British pound currency option and forward contract              --             --             --          (13.3)
Other expense, net                                                         7.4            6.1           17.5           15.0
                                                                     ---------      ---------      ---------      ---------
    Earnings before income taxes, extraordinary items and
       cumulative effect of change in accounting principle               113.1           63.5          370.5          118.4
Income tax expense                                                        43.0           28.9          151.7           62.6
                                                                     ---------      ---------      ---------      ---------
    Earnings before extraordinary items and
       cumulative effect of change in accounting principle                70.1           34.6          218.8           55.8
Extraordinary items - loss on early retirement of debt, net
    of applicable income tax benefits                                       --             --           23.1           31.3
Cumulative effect of change in accounting for costs of
    start-up activities, net of applicable income tax benefit               --             --           12.7             --
                                                                     ---------      ---------      ---------      ---------
       Net earnings                                                       70.1           34.6          183.0           24.5
Preferred stock dividends, net of related tax benefits                     0.5            0.9            1.8            2.7
                                                                     ---------      ---------      ---------      ---------
       Net Earnings Available for Common Shareholders                $    69.6      $    33.7      $   181.2      $    21.8
                                                                     =========      =========      =========      =========

EARNINGS PER COMMON SHARE

Basic
    Earnings before extraordinary items and cumulative
       effect of change in accounting principle                      $     .99      $     .63      $    3.12      $    1.17
    Extraordinary items - loss on early retirement
       of debt, net of applicable income tax benefits                       --             --           (.34)          (.69)
    Cumulative effect of change in accounting for costs of
       start-up activities, net of applicable income tax benefit            --             --           (.18)            --
                                                                     ---------      ---------      ---------      ---------
          Net Earnings Available for Common Shareholders             $     .99      $     .63      $    2.60      $     .48
                                                                     =========      =========      =========      =========

Diluted
    Earnings before extraordinary items and cumulative
       effect of change in accounting principle                      $     .91      $     .58      $    2.82      $    1.06
    Extraordinary items - loss on early retirement
       of debt, net of applicable income tax benefits                       --             --           (.28)          (.61)
    Cumulative effect of change in accounting for costs of
       start-up activities, net of applicable income tax benefit            --             --           (.15)            --
                                                                     ---------      ---------      ---------      ---------
          Net Earnings Available for Common Shareholders             $     .91      $     .58      $    2.39      $     .45
                                                                     =========      =========      =========      =========



See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Millions of Dollars)

                                                                         (Unaudited)
                                                                         September 30         December 31
                                                                             1999                 1998
                                                                         -----------          ----------
ASSETS
Cash and equivalents                                                      $    64.9           $    77.2
Accounts receivable                                                           629.9             1,025.0
Investment in accounts receivable securitization                              301.3                91.1
Inventories                                                                   973.8             1,068.6
Prepaid expenses and income tax benefits                                      355.9               337.7
                                                                          ---------           ---------
         Total Current Assets                                               2,325.8             2,599.6

Property, plant and equipment, net                                          2,463.1             2,477.5
Goodwill                                                                    3,615.8             3,398.4
Other intangible assets                                                       821.6               886.4
Asbestos-related insurance recoverable                                        326.5                  --
Other noncurrent assets                                                       586.3               578.2
                                                                          ---------           ---------

         TOTAL ASSETS                                                     $10,139.1           $ 9,940.1
                                                                          =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt, including current portion of long-term debt              $   179.9           $   211.0
Accounts payable                                                              541.6               498.4
Accrued compensation                                                          196.7               200.3
Restructuring and rationalization reserves                                     90.5               178.9
Current portion of asbestos liability                                         166.0               125.0
Income taxes payable                                                          128.6               142.2
Other accrued liabilities                                                     468.0               673.7
                                                                          ---------           ---------
         Total Current Liabilities                                          1,771.3             2,029.5

Long-term debt                                                              3,250.9             3,130.7
Long-term portion of asbestos liability                                     1,377.3             1,176.7
Postemployment benefits                                                       663.1               677.0
Other accrued liabilities                                                     366.4               327.0
Minority interest in consolidated subsidiaries                                 39.7                38.0
Company-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely convertible subordinated
     debentures of the Company/1/                                             575.0               575.0

Shareholders' Equity:
     Series C ESOP preferred stock                                             41.9                44.4
     Series E preferred stock                                                    --               132.7
     Common stock                                                             352.1               336.8
     Additional paid-in capital                                             1,782.2             1,665.8
     Retained earnings (accumulated deficit)                                  111.3               (69.9)
     Unearned ESOP compensation                                               (11.6)              (15.1)
     Accumulated other comprehensive income                                  (179.1)             (106.0)
     Other                                                                     (1.4)               (2.5)
                                                                          ---------           ---------
         TOTAL SHAREHOLDERS' EQUITY                                         2,095.4             1,986.2
                                                                          ---------           ---------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $10,139.1           $ 9,940.1
                                                                          =========           =========

See accompanying notes.

-----------------------
/1/ The sole assets of the Trust are convertible subordinated debentures of Federal-Mogul with an aggregate principal amount of $575.0 million, which bear interest at a rate of 7% per annum and mature on December 1, 2027. Upon repayment, the Company-obligated mandatorily redeemable preferred securities of subsidiary trust will be mandatorily redeemed.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)

                                                                                     Nine Months Ended
                                                                                        September 30
                                                                               ------------------------------
                                                                                  1999                1998
                                                                               -----------        -----------
CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES
    Net earnings                                                               $  183.0           $   24.5
    Adjustments to reconcile net earnings to net
       cash provided from operating activities:
          Depreciation and amortization                                           271.8              142.7
          Purchased in-process research and development charge                       --               18.6
          Restructuring charge                                                       --                3.9
          Adjustment of assets held for sale and other
             long-lived assets to fair value                                        7.9               19.0
          Loss on early retirement of debt                                         23.1               47.1
          Cumulative effect of change in accounting principle                      12.7                 --
          Increase in accounts receivable                                        (121.5)             (25.7)
          Decrease in inventories                                                  45.2               47.0
          Increase (decrease) in accounts payable                                  51.3               (7.4)
          Increase in current liabilities and other                                17.4               52.9
          Payments against restructuring and rationalization reserves             (73.9)             (35.7)
          Payments against asbestos liability                                    (122.4)             (58.8)
                                                                               --------           --------
       NET CASH PROVIDED FROM OPERATING ACTIVITIES                                294.6              228.1

CASH PROVIDED FROM (USED BY) INVESTING ACTIVITIES
    Expenditures for property, plant and equipment
       and other long-term assets                                                (290.1)            (129.1)
    Proceeds from sale of business investments                                     37.4               53.4
    Proceeds from sale of options                                                    --               39.1
    Business acquisitions, net of cash acquired                                  (370.7)          (2,730.2)
                                                                               --------           --------
       NET CASH USED BY INVESTING ACTIVITIES                                     (623.4)          (2,766.8)

CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES
    Issuance of common stock                                                        1.2              601.5
    Proceeds from issuance of long-term debt                                    2,123.0            4,247.5
    Principal payments on long-term debt                                       (2,014.9)          (2,634.9)
    Decrease in short-term debt                                                   (21.7)             (45.6)
    Fees paid for debt issuance and other securities                              (25.5)             (82.7)
    Sale of accounts receivable under securitization                              261.1               30.4
    Dividends                                                                      (3.4)              (7.8)
    Other                                                                          (3.3)              (8.8)
                                                                               --------           --------
       NET CASH PROVIDED FROM FINANCING ACTIVITIES                                316.5            2,099.6

       DECREASE IN CASH AND EQUIVALENTS                                           (12.3)            (439.1)

Cash and Equivalents at Beginning of Period                                        77.2              541.4
                                                                               --------           --------

       CASH AND EQUIVALENTS AT END OF PERIOD                                   $   64.9           $  102.3
                                                                               ========           ========



See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 1999

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ending September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain items in the prior year condensed consolidated financial statements have been reclassified to conform with the presentation used in 1999.

2.  ACQUISITIONS AND DIVESTITURES OF BUSINESSES

During the month of August 1999, the Company announced its intent to acquire Sabo Industria e Comercio Ltda., a family-owned business headquartered in Sao Paulo, Brazil. Sabo is a leader in gaskets, seals and hoses in South America and a leader in seals in Europe. Sabo employs approximately 3,000 people at its seven manufacturing facilities located in Brazil, Argentina, Germany, Hungary and Austria. Sabo has annual sales in excess of $180 million. The transaction is subject to regulatory and other approvals and is expected to close by the end of 1999.

In January 1999, the Company completed the acquisition of Crane Technologies, Inc. (Crane). In June 1999, the Company completed the acquisition of the piston division of Alcan Deutschland GmbH (Alcan) in Germany, a subsidiary of Alcan Aluminum Limited in Canada. Crane and Alcan have annual sales of approximately $36 million and $150 million, respectively.

In connection with the acquisition of Cooper Automotive in October 1998, the Company has substantially completed valuations of acquired property, plant and equipment, identifiable intangible assets and certain assessments of the asbestos liability and asbestos-related insurance recoverable and recorded the necessary adjustments. Additional adjustments, if any, to the related purchase price allocation will be recorded when such valuations and assessments are completed during the fourth quarter of 1999.

Sales of Businesses

During July 1999, the Company announced an agreement to sell its Italian auto parts distributor, Bertolotti Pietro & Figli S.r.I. to the Rhiag Group Ltd. The transaction was approved in September 1999 by Italian regulatory authorities and closed in October 1999. The Bertolotti business had annual sales of approximately $50 million in 1998. During the third quarter of 1999, the Company recorded a loss of $7.9 million associated with the writedown of assets to the fair value resulting from the sale of the Bertolotti business. Offsetting the loss was a tax benefit of $7.9 million on the capital loss resulting from the sale.

On April 21, 1999, the Company sold its South African heat transfer business. The business had sales of approximately $56 million in 1998 in four South African locations and employed approximately 1,200 people. The Company did not record a significant gain or loss on this transaction.

3.  ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

T&N Asbestos Litigation

In the United States, the Company's United Kingdom subsidiary, T&N Ltd., and two of T&N's United States subsidiaries (the "T&N Companies") are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France and to property damage litigation in the United States based upon asbestos products allegedly installed in buildings. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many such claims may be made nor the expenditures which may arise therefrom. There are a number of factors that could impact the settlement costs into the future, including but not limited to: changes in legal environment; possible insolvency of co-defendants; and the establishment of an acceptable administrative (non-litigation) claims resolution mechanism.

As of September 30, 1999, T&N is one of a large number of defendants named in one property damage case pending in the United States. Provision has been made in the asbestos reserve for anticipated expenditures in relation to this case.

In arriving at the total provision for the T&N Companies described below (approximately $1.2 billion), assumptions have been made regarding the total number of claims which it is anticipated may be received in the future, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims and the timing of settlement and, in the United Kingdom, the level of subrogation claims brought by insurance companies.

The T&N Companies have appointed the Center for Claims Resolution (CCR) as their exclusive representative in relation to all asbestos-related personal injury claims made against the T&N Companies in the United States. The CCR provides to its 19 member companies a litigation defense, claims-handling and administration service in respect to United States asbestos related disease claims. Pursuant to the CCR Producer Agreement, T&N is entitled to appoint a representative as one of the five voting directors on the CCR's Board of Directors. Members of the CCR contribute towards indemnity payments in each claim in which the member is named. Contributions to such indemnity payments are calculated on a case by case basis according to sharing agreements among the CCR's members.

In 1996, T&N purchased a (pound)500 million (approximately $845 million at the insurance agreement exchange rate of $1.69/(pound)) layer of insurance which will be triggered should the aggregate costs of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed (pound)690 million (approximately $1,166 million at the $1.69/(pound) exchange rate). The reserve for the T&N Companies for claims filed after June 30, 1996 approximates the trigger point of the insurance. The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded, at this time, that there is little risk of the reinsurers not being able to meet their obligation to pay, should the claims filed after June 30, 1996 exceed the (pound)690 million trigger point.

While management believes that reserves are appropriate for anticipated losses arising from asbestos-related claims against the T&N Companies, given the nature and complexity of the factors affecting the estimated liability, the actual liability may differ. No absolute assurance can be given that the T&N Companies will not be subject to material additional liabilities and significant additional litigation relating to asbestos. In the possible, but unlikely event that such liabilities exceed the reserves recorded by the Company and the additional (pound)500 million of insurance coverage, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected. The reserve for the T&N Companies will be re-evaluated periodically as additional information becomes available.

Cooper Automotive Asbestos Litigation

Former businesses of Cooper Automotive, primarily Abex and Wagner, are involved as defendants in numerous court actions in the United States alleging personal injury from exposure to asbestos or asbestos-containing products, mainly involving friction products. In 1998, the Company acquired the capital stock of a Cooper entity that was liable, under certain circumstances, for all claims pending and to be filed in the future alleging exposure to certain Wagner automotive (non-industrial) friction products and for all claims filed after August 29, 1998 alleging exposure to certain Abex (non-railroad and non-aircraft) friction products. The Company has essentially completed its assessment of the potential liability and related potential insurance recoveries related to the Cooper acquisition after taking into account legal counsel's evaluation related to amounts expected to be paid or reimbursed by insurers and has recorded the necessary adjustments. Additional adjustments, if any, to the insurance recoverable asset and the gross asbestos liability may be made as the assessments are finalized. In arriving at these provisions, certain assumptions have been made regarding the total number of claims which may be received in the future against these two entities and the average costs associated with such claims.

Abex maintained product liability insurance coverage for much of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for the post-August 1998 asbestos claims against Abex has the benefit of that insurance. Abex has been in litigation since 1982 with its primary layer liability insurance carriers concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex.

Wagner also maintained product liability insurance coverage for much of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner's solvent primary carriers. The agreement provides for substantial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner.

The ultimate exposure of the Company's subsidiary with respect to claims against Abex and Wagner will depend upon the extent to which the insurance described above will be available to cover such claims, the amounts paid in indemnity and defense, changes in the legal environment, and other factors. While the Company believes that the reserve and receivable recorded for these claims are reasonable and appropriate, given the nature and complexity of factors affecting the estimated liability and potential insurance recovery, the actual liability and insurance recovery may differ. In the possible event that the actual liability net of insurance proceeds recovered exceeds the reserve net of insurance receivable recorded by the Company, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected. The asbestos reserves for the businesses acquired as part of the Cooper Automotive acquisition will be re-evaluated periodically as additional information becomes available.

Federal-Mogul and Fel-Pro Asbestos Litigation

The Company also is sued in its own name as one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The Company's Fel-Pro subsidiary has been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. The Company is defending all such claims vigorously and believes that it and Fel-Pro have substantial defenses to liability and adequate insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company and Fel-Pro as of September 30, 1999, will not have a material effect on the Company's financial position.

Aggregate of Asbestos Liability

As of September 30, 1999, the Company has provided a total reserve for all of its subsidiaries and businesses with potential asbestos liability of approximately $1.5 billion as its best estimate for future costs related to resolving asbestos claims. The Company estimates claims will be filed and paid in excess of the next 20 years. This estimate is based in part on recent and historical claims experience, medical information and the current legal environment. The company has a corresponding receivable from certain insurance carriers of approximately $326.5 million.

Other

The Company is involved in various other legal actions and claims, directly and through its subsidiaries (including T&N and Fel-Pro). After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that its outcomes are not reasonably likely to have a material adverse affect on the Company's financial position, operating results, or cash flows.

Environmental Matters

The Company is a defendant in lawsuits filed in various jurisdictions pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other similar federal or state environmental laws which require responsible parties to pay for cleaning up contamination resulting from hazardous wastes which were discharged into the environment by them or by others to which they sent such wastes for disposition. In addition, the Company has been notified by the United States Environmental Protection Agency and various state agencies that it may be a potentially responsible party (PRP) under such law for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. At most of the sites that are likely to be costliest to clean up, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company's exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company's share of the total waste is usually quite small; the other companies which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly-owned companies; and in most such situations, the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental reserve was approximately $58 million at September 30, 1999 and approximately $50 million at December 31, 1998. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect of such matters.

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

The Company has pledged 100% of the capital stock of certain United States subsidiaries, 65% of capital stock of certain foreign subsidiaries and certain intercompany loans to secure the Senior Credit Agreements of the Company; certain of such pledges also extend to the Company's Notes, Medium-Term notes and Senior notes. In addition, certain subsidiaries of the Company have guaranteed the senior debt. (Refer to Note 11, "Consolidating Condensed Financial Information of Guarantor Subsidiaries.")


5. ACCOUNTS RECEIVABLE SECURITIZATION

During the month of July 1999, the Company entered into a new $450 million accounts receivable securitization agreement replacing the existing $150 million agreement. The facility maturity date is June 28, 2000. Net proceeds of $217 million were used to repay borrowings under the Senior Credit Agreement's multicurrency revolving credit facility.


6. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

7.   EARNINGS PER SHARE, NON-CASH TRANSACTION AND COMPREHENSIVE INCOME

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998 (in millions, except per share data):

                                                                                  Three Months Ended        Nine Months Ended
                                                                                     September 30              September 30
                                                                                ----------------------    ---------------------
                                                                                   1999        1998         1999         1998
                                                                                 --------    --------     --------     -------
Numerator:
    Net earnings                                                                  $  70.1     $  34.6     $ 183.0      $  24.5
    Extraordinary items - loss on early retirement of debt,
       net of applicable income tax benefits                                           --          --        23.1         31.3
    Cumulative effect of change in accounting for costs of start-up
       activities, net of applicable income tax benefit                                --          --        12.7           --
                                                                                  -------     -------     -------      -------
    Net earnings before extraordinary items and cumulative
       effect of change in accounting  for costs of start-up activities              70.1        34.6       218.8         55.8
    Series C preferred dividend requirement                                          (0.5)       (0.5)       (1.6)        (1.7)
    Series E preferred dividend requirement                                            --        (0.4)       (0.2)        (1.0)
                                                                                  -------     -------     -------      -------

    Numerator for basic earnings per share - income available to common shareholders before extraordinary items and cumulative
       effect of change in accounting for costs of start-up activities               69.6        33.7       217.0         53.1

    Effect of dilutive securities:
       Series C preferred dividend requirement                                        0.5         0.5         1.6          1.7
       MIPS dividend requirement                                                      6.3          --        19.0           --
       Series E preferred dividend requirement                                         --         0.4         0.2          1.0
       Additional required ESOP contribution                                         (0.5)       (0.6)       (1.6)        (1.6)
                                                                                  -------     -------     -------      -------

    Numerator for diluted earnings per share - income available to common shareholders after assumed conversions, before extraordinary items and cumulative effect of change in
       accounting for costs of start-up activities                                $  75.9     $  34.0     $ 236.2      $  54.2
                                                                                  =======     =======     =======      =======
    Numerator for basic earnings per share - income available
       to common shareholders after extraordinary items and cumulative
       effect of change in accounting for costs of start-up activities            $  69.6     $  33.7     $ 181.2      $  21.8
                                                                                  =======     =======     =======      =======
    Numerator for diluted earnings per share - income available to common shareholders after extraordinary items and cumulative
       effect of change in accounting for start-up activities                     $  75.9     $  34.0     $ 200.4      $  22.9
                                                                                  =======     =======     =======      =======
Denominator:
    Denominator for basic earnings per share - weighted
       average shares                                                                70.3        53.1        69.6         45.6
    Effect of dilutive securities:
       Dilutive stock options outstanding                                             0.6         0.8         0.8          0.8
       Nonvested stock                                                                0.2         0.2         0.2          0.2
       Conversion of Series C preferred stock                                         1.4         1.5         1.4          1.5
       Conversion of MIPS                                                            11.2          --        11.2           --
       Conversion of Series E preferred stock                                          --         3.0         0.6          3.2
                                                                                  -------     -------     -------      -------
       Denominator for dilutive earnings per share adjusted
          weighted average shares and assumed conversions                            83.7        58.6        83.8         51.3
                                                                                  =======     =======     =======      =======

Basic earnings per share before extraordinary items and cumulative
    effect of change in accounting for costs of start-up activities               $   .99     $   .63     $  3.12      $  1.17
                                                                                  =======     =======     =======      =======
Basic earnings per share after extraordinary items and cumulative
    effect of change in accounting for costs of start-up activities               $   .99     $   .63     $  2.60      $   .48
                                                                                  =======     =======     =======      =======
Diluted earnings per share before extraordinary items and cumulative
    effect of change in accounting for costs of start-up activities               $   .91     $   .58     $  2.82      $  1.06
                                                                                  =======     =======     =======      =======
Diluted earnings per share after extraordinary items and cumulative
    effect of change in accounting for costs of start-up activities               $   .91     $   .58     $  2.39      $   .45
                                                                                  =======     =======     =======      =======

Convertible preferred securities redeemable for 11.2 million shares of common stock were outstanding during the third quarter of 1998 but were not included in the computation of 1998 diluted earnings per share because the effect would be anti-dilutive.

Quarterly dividends of $0.0025 per common share were declared for the quarters ended September 30, 1999 and 1998, respectively.

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

Comprehensive Income

Total comprehensive income, net of the related estimated tax, was $112.3 million and $47.1 million for the three months ended September 30, 1999 and 1998, respectively, and $136.3 million and $22.9 million for the nine months ended September 30, 1999 and 1998, respectively.

8.   INVENTORIES

At September 30,1999 and December 31, 1998, inventories consisted of the following (in millions of dollars):

                                  September 30,       December 31,
                                      1999               1998
                                  ------------       ------------

Finished products                   $  689.3           $  737.9
Work-in-process                        147.5              147.1
Raw materials                          155.4              208.5
                                    --------           --------
                                       992.2            1,093.5
Reserve for inventory valuation        (18.4)             (24.9)
                                    --------           --------
                                    $  973.8           $1,068.6
                                    ========           ========

9.  INCOME TAX EXPENSE

The differences in the effective tax rates from the statutory rate for the nine months ended September 30, 1999 and 1998 is primarily related to non-deductible goodwill, the favorable tax impact resulting from the disposition of Bertolotti and foreign tax rate differences.

10.  OPERATIONS BY INDUSTRY SEGMENT

In the third quarter of 1999, the Company reorganized its operating segments. Prior to the internal reorganization, the Company's three operating segments were Powertrain Systems, Sealing Systems and General Products. As a result of the Company's internal reorganization, integrated operations are conducted under three operating segments corresponding to major product areas: Powertrain Systems; Sealing Systems, Visibility and Systems Protection Products; and Brake, Chassis, Ignition and Fuel Products. The segment information to follow has been restated to reflect the internal reorganization changes announced in 1999.

The Company evaluates segmental performance based on several factors, including both Economic Value Added (EVA) and Operational EBIT, defined as Operational Earnings before certain nonrecurring items (such as certain purchase accounting adjustments and integration costs associated with new acquisitions), interest and income taxes. Operational EBIT for each segment is shown below, as it is most consistent with the measurement principles used in measuring the corresponding amounts in the consolidated condensed financial statements.

                                                             Three Months Ended                    Nine Months Ended
                                                        ----------------------------        -----------------------------
                                                         Sept. 30          Sept. 30          Sept. 30          Sept. 30
                                                           1999              1998              1999              1998
                                                        ----------        ----------        ----------        -----------
Net Sales:
     Powertrain Systems                                   $   617           $   578           $ 1,833           $ 1,510
     Sealing Systems, Visibility and
        Systems Protection Products                           461               326             1,428               859
     Brake, Chassis, Ignition and Fuel Products               506               199             1,633               565
     Divested Activities                                       --                18                19                59
                                                          -------           -------           -------           -------
         Total                                            $ 1,584           $ 1,121           $ 4,913           $ 2,993
                                                          =======           =======           =======           =======
                                                             Three Months Ended                    Nine Months Ended
                                                        ----------------------------        -----------------------------
                                                         Sept. 30          Sept. 30          Sept. 30          Sept. 30
                                                           1999              1998              1999              1998
                                                        ----------        ----------        ----------        -----------
Operational EBIT:
     Powertrain Systems                                   $    57           $    59           $   196           $   163
     Sealing Systems, Visibility and
        Systems Protection Products                            75                44               241               101
     Brake, Chassis, Ignition and Fuel Products                79                22               225                54
     Divested Activities                                       --                --                (1)               (3)
                                                          -------           -------           -------           -------
         Total                                            $   211           $   125           $   661           $   315
                                                          =======           =======           =======           =======
                                                             Three Months Ended                    Nine Months Ended
                                                        ----------------------------        -----------------------------
                                                         Sept. 30          Sept. 30          Sept. 30          Sept. 30
                                                           1999              1998              1999              1998
                                                        ----------        ----------        ----------        -----------
Reconciliation:
     Total Segments Operational EBIT                      $   211           $   125           $   661           $   315
     Net interest and other financing costs                   (77)              (52)             (235)             (136)
     Acquisition related costs                                (13)               (9)              (37)              (43)
     Restructuring, impairment and other
         special charges                                       (8)               --               (18)              (18)
                                                          -------           -------           -------           -------
     Earnings before income taxes,
        extraordinary items and cumulative
        effect of change in accounting principle          $   113           $    64           $   371           $   118
                                                          =======           =======           =======           =======

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

In lieu of providing separate financial statements for the Guarantor Subsidiaries, the Company has included the accompanying unaudited consolidating condensed financial statements based on the Company's understanding of the Securities and Exchange Commission's interpretation and application of Rule 3-10 of the Securities and Exchange Commission's Regulation S-X and Staff Accounting Bulletin 53. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended September 30, 1999
(Millions of Dollars)

                                                      (Unconsolidated)
                                        ----------------------------------------------
                                                        Guarantor       Non-Guarantor
                                         Parent        Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                        --------       ------------     --------------     ------------     ------------
Net sales                               $  265.7         $  389.9         $1,054.4           $ (126.1)        $1,583.9
Cost of products sold                      155.4            268.9            844.5             (126.1)         1,142.7
                                        --------         --------         --------           --------         --------
   Gross margin                            110.3            121.0            209.9                 --            441.2
Selling, general and
   administrative expenses                  79.4             31.1             90.6                 --            201.1
Amortization of goodwill
   and other intangible assets               2.1             15.6             12.8                 --             30.5
Adjustment of assets held for
   sale and other long-lived
   assets to fair value                      7.9               --               --                 --              7.9
Integration costs                            9.1              2.3              1.8                 --             13.2
Interest expense                            64.9              0.4             69.6              (66.9)            68.0
Interest income                             (0.3)            (0.1)           (67.3)              66.9             (0.8)
International currency
    exchange (gains) losses                  1.1             (0.9)             0.6                 --              0.8
Other (income) expense, net                  8.7              8.4             (9.7)                --              7.4
                                        --------         --------         --------           --------         --------

    Earnings (loss) before
       income taxes                        (62.6)            64.2            111.5                 --            113.1

Income tax expense (benefit)               (23.1)            23.8             42.3                 --             43.0
                                        --------         --------         --------           --------         --------

      Net earnings (loss)                  (39.5)            40.4             69.2                 --             70.1

Equity in earnings
      of subsidiaries                      109.6             55.7               --             (165.3)              --
                                        --------         --------         --------           --------         --------

      Net Earnings                      $   70.1         $   96.1         $   69.2           $ (165.3)        $   70.1
                                        ========         ========         ========           ========         ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended September 30, 1998
(Millions of Dollars)

                                                         (Unconsolidated)
                                        --------------------------------------------
                                                         Guarantor    Non-Guarantor
                                          Parent       Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                        ---------     -------------   --------------    ------------    ------------
Net sales                               $  351.5         $     --        $  794.8         $  (25.1)       $1,121.2
Cost of products sold                      240.3               --           613.1            (25.1)          828.3
                                        --------         --------        --------         --------        --------
   Gross margin                            111.2               --           181.7               --           292.9
Selling, general and
   administrative expenses                  59.9               --            92.3               --           152.2
Amortization of goodwill
   and other intangible assets               2.8               --            20.9               --            23.7
Restructuring credit                          --               --            (6.6)              --            (6.6)
Integration costs                             --               --             9.0               --             9.0
Interest expense                            50.9               --            49.1            (57.2)           42.8
Interest income                            (13.1)           (44.2)           (0.7)            57.2            (0.8)
International currency
   exchange (gains) losses                  (0.2)             0.7             2.5               --             3.0
Other (income) expense, net                 (1.5)            (2.6)           10.2               --             6.1
                                        --------         --------        --------         --------        --------

      Earnings before
         income taxes                       12.4             46.1             5.0               --            63.5

Income tax expense                           0.5               --            28.4               --            28.9
                                        --------         --------        --------         --------        --------

       Net earnings (loss)                  11.9             46.1           (23.4)              --            34.6

Equity in earnings
       of subsidiaries                      22.7             28.8              --            (51.5)             --
                                        --------         --------        --------         --------        --------

       Net Earnings (Loss)              $   34.6         $   74.9        $  (23.4)        $  (51.5)       $   34.6
                                        ========         ========        ========         ========        ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Nine Months Ended September 30, 1999
(Millions of Dollars)

                                                         (Unconsolidated)
                                              ----------------------------------------------
                                                             Guarantor         Non-Guarantor
                                                Parent      Subsidiaries        Subsidiaries       Eliminations     Consolidated
                                              ----------   --------------     ---------------     -------------    -------------
Net sales                                     $  924.3         $1,299.5           $2,950.6           $ (261.2)        $4,913.2
Cost of products sold                            577.7            920.0            2,303.4             (261.2)         3,539.9
                                              --------         --------           --------           --------         --------
   Gross margin                                  346.6            379.5              647.2                 --          1,373.3
Selling, general and
   administrative expenses                       257.5            111.2              269.6                 --            638.3
Amortization of goodwill
   and other intangible assets                     5.5             29.4               59.5                 --             94.4
Adjustment of assets held for
   sale and other long-lived
   assets to fair value                            7.9               --                 --                 --              7.9
Integration costs                                 13.6              6.2               16.8                 --             36.6
Interest expense                                 195.6              0.8              211.7             (200.7)           207.4
Interest income                                   (0.7)            (0.7)            (202.1)             200.7             (2.8)
International currency
   exchange losses                                 1.0              1.7                0.8                 --              3.5
Other (income) expense, net                      (20.2)            25.5               12.2                 --             17.5
                                              --------         --------           --------           --------         --------

      Earnings (loss) before income
         taxes, extraordinary
         item and cumulative
         effect of change in
         accounting principle                   (113.6)           205.4              278.7                 --            370.5

Income tax expense (benefit)                      (7.5)            65.0               94.2                 --            151.7
                                              --------         --------           --------           --------         --------

      Earnings (loss) before
         extraordinary item and
         cumulative effect of change
         in accounting principle                (106.1)           140.4              184.5                 --            218.8

Extraordinary item - loss on
   early retirement of debt, net
   of applicable income tax
   benefit                                        23.1               --                 --                 --             23.1

Cumulative effect of change in
   accounting for costs of start-up
   activities, net of applicable
   income tax benefit                             12.7               --                 --                 --             12.7
                                              --------         --------           --------           --------         --------

       Net earnings (loss)                      (141.9)           140.4              184.5                 --            183.0

Equity in earnings
    of subsidiaries                              324.9            168.0                 --             (492.9)              --
                                              --------         --------           --------           --------         --------

       Net Earnings                           $  183.0         $  308.4           $  184.5           $ (492.9)        $  183.0
                                              ========         ========           ========           ========         ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Nine Months Ended September 30, 1998
(Millions of Dollars)

                                                    (Unconsolidated)
                                       ----------------------------------------------
                                                       Guarantor       Non-Guarantor
                                        Parent        Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                       --------      -------------     ---------------   --------------   -------------
Net sales                              $  966.8         $   36.2         $2,070.0           $  (79.8)        $2,993.2
Cost of products sold                     676.6             23.1          1,601.7              (79.8)         2,221.6
                                       --------         --------         --------           --------         --------
   Gross margin                           290.2             13.1            468.3                 --            771.6
Selling, general and
   administrative expenses                208.2              7.5            215.4                 --            431.1
Amortization of goodwill and
   other intangible assets                  9.0              0.6             44.3                 --             53.9
Purchased in-process research
   and development charge                    --               --             18.6                 --             18.6
Restructuring charge                         --               --              3.9                 --              3.9
Adjustment of assets held for
   sale and other long-lived
   assets to fair value                      --               --             19.0                 --             19.0
Integration costs                           2.6               --             11.1                 --             13.7
Interest expense                          136.6              1.5            110.3             (132.8)           115.6
Interest income                           (32.1)           (97.8)           (12.5)             132.8             (9.6)
International currency
   exchange losses                          0.4              0.3              4.6                 --              5.3
Net gain on British pound
   currency option and
   forward contract                       (13.3)              --               --                 --            (13.3)
Other (income) expense, net               (14.7)           (12.2)            41.9                 --             15.0
                                       --------         --------         --------           --------         --------

      Earnings (loss) before
         income taxes and
         extraordinary item                (6.5)           113.2             11.7                 --            118.4
Income tax expense (benefit)              (12.4)             1.6             73.4                 --             62.6
                                       --------         --------         --------           --------         --------

      Earnings (loss) before
         extraordinary item                 5.9            111.6            (61.7)                --             55.8

Extraordinary items - loss on
   early retirement of debt,
   net of applicable income
   tax benefits                            12.4               --             18.9                 --             31.3
                                       --------         --------         --------           --------         --------

       Net earnings (loss)                 (6.5)           111.6            (80.6)                --             24.5

Equity in earnings
       of subsidiaries                     31.0             33.8               --              (64.8)              --
                                       --------         --------         --------           --------         --------

       Net Earnings (Loss)             $   24.5         $  145.4         $  (80.6)          $  (64.8)        $   24.5
                                       ========         ========         ========           ========         ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
September 30, 1999
(Millions of Dollars)

                                                          (Unconsolidated)
                                            ------------------------------------------------
                                                               Guarantor       Non-Guarantor
                                              Parent          Subsidiaries     Subsidiaries       Eliminations        Consolidated
                                            ---------        -------------     -------------      ------------        ------------
ASSETS
Cash and equivalents                        $    54.4          $    10.8         $    (0.3)         $      --          $    64.9
Accounts receivable                              13.7               50.9             565.3                 --              629.9
Investment in accounts
   receivable securitization                       --                 --             301.3                 --              301.3
Inventories                                     123.0              359.5             491.3                 --              973.8
Prepaid expenses and
    income tax benefits                          93.4              134.8             127.7                 --              355.9
                                            ---------          ---------         ---------          ---------          ---------
Total Current Assets                            284.5              556.0           1,485.3                 --            2,325.8

Property, plant and equipment                   248.3              646.9           1,567.9                 --            2,463.1
Goodwill                                        605.5              830.2           2,180.1                 --            3,615.8
Other intangible assets                           7.5              407.2             406.9                 --              821.6
Investment in subsidiaries                    5,339.9            1,578.6                --           (6,918.5)                --
Intercompany accounts, net                     (631.9)           1,778.7          (1,146.8)                --                 --
Asbestos-related insurance
   recoverable                                     --              326.5                --                 --              326.5
Other noncurrent assets                         112.2               33.9             440.2                 --              586.3
                                            ---------          ---------         ---------          ---------          ---------
Total Assets                                $ 5,966.0          $ 6,158.0         $ 4,933.6          $(6,918.5)         $10,139.1
                                            =========          =========         =========          =========          =========

LIABILITIES
Short-term debt, including
   current portion of
   long-term debt                           $    98.1          $    15.8         $    66.0          $      --          $   179.9
Accounts payable                                105.7              155.1             280.8                 --              541.6
Accrued compensation                             49.1               26.6             121.0                 --              196.7
Restructuring and
   rationalization reserves                        --                 --              90.5                 --               90.5
Current portion of
   asbestos liability                              --                 --             166.0                 --              166.0
Income taxes payable                             57.8               36.3              34.5                 --              128.6
Other accrued liabilities                        65.7              134.8             267.5                 --              468.0
                                            ---------          ---------         ---------          ---------          ---------
Total Current Liabilities                       376.4              368.6           1,026.3                 --            1,771.3

Long-term debt                                3,209.7                0.3              40.9                 --            3,250.9
Long-term portion of
   asbestos liability                              --              381.9             995.4                 --            1,377.3
Postemployment benefits                         216.0              216.4             230.7                 --              663.1
Other accrued liabilities                        62.5              197.6             106.3                 --              366.4
Minority interest in
   consolidated subsidiaries                      5.9                1.9              31.9                 --               39.7
Company-obligated, mandatorily
   redeemable preferred securities
   of subsidiary trust holding
   solely convertible subordinated
   debentures of the Company                       --                 --             575.0                 --              575.0
Shareholders' Equity                          2,095.5            4,991.3           1,927.1           (6,918.5)           2,095.4
                                            ---------          ---------         ---------          ---------          ---------
Total Liabilities and
   Shareholders' Equity                     $ 5,966.0          $ 6,158.0         $ 4,933.6          $(6,918.5)         $10,139.1
                                            =========          =========         =========          =========          =========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Audited Consolidating Condensed Balance Sheet
December 31, 1998
(Millions of Dollars)

                                                         (Unconsolidated)
                                            ----------------------------------------------
                                                            Guarantor        Non-Guarantor
                                              Parent       Subsidiaries       Subsidiaries      Eliminations        Consolidated
                                            ---------     --------------    ---------------     -------------      --------------
ASSETS
Cash and equivalents                        $   25.3           $   20.7          $   31.2         $       --           $   77.2
Accounts receivable                             13.9              395.9             615.2                 --            1,025.0
Investment in accounts
   receivable securitization                      --                 --              91.1                 --               91.1
Inventories                                    186.8              441.2             440.6                 --            1,068.6
Prepaid expenses and
    income tax benefits                         52.9              174.9             109.9                 --              337.7
                                            --------           --------          --------         ----------           --------
Total Current Assets                           278.9            1,032.7           1,288.0                 --            2,599.6

Property, plant and equipment                  230.0              684.7           1,562.8                 --            2,477.5
Goodwill                                       589.4              676.4           2,132.6                 --            3,398.4
Other intangible assets                         44.6              423.6             418.2                 --              886.4
Investment in subsidiaries                   5,114.7            1,666.7                --           (6,781.4)                --
Intercompany accounts, net                    (515.2)           1,208.2            (693.0)                --                 --
Other noncurrent assets                        103.0               51.9             423.3                 --              578.2
                                            --------           --------          --------         ----------           --------
Total Assets                                $5,845.4           $5,744.2          $5,131.9         $ (6,781.4)          $9,940.1
                                            ========           ========          ========         ==========           ========

LIABILITIES
Short-term debt, including
   current portion of
   long-term debt                           $   90.7           $   16.0          $  104.3         $       --           $  211.0
Accounts payable                                82.0              149.5             266.9                 --              498.4
Accrued compensation                            45.1               84.7              70.5                 --              200.3
Restructuring and
   rationalization reserves                      5.8                 --             173.1                 --              178.9
Current portion of
   asbestos liability                             --                 --             125.0                 --              125.0
Income taxes payable                            21.7               24.3              96.2                 --              142.2
Other accrued liabilities                      298.2              148.0             227.5                 --              673.7
                                            --------           --------          --------         ----------           --------
Total Current Liabilities                      543.5              422.5           1,063.5                 --            2,029.5

Long-term debt                               3,077.2                1.2              52.3                 --            3,130.7
Long-term portion of
   asbestos liability                             --               20.0           1,156.7                 --            1,176.7
Postemployment benefits                        218.2              207.6             251.2                 --              677.0
Other accrued liabilities                       12.2              255.0              59.8                 --              327.0
Minority interest in
   consolidated subsidiaries                     8.1                1.5              28.4                 --               38.0
Company-obligated mandatorily
   redeemable preferred securities
   of subsidiary trust holding
   solely convertible subordinated
   debentures of the Company                      --                 --             575.0                 --              575.0
Shareholders' Equity                         1,986.2            4,836.4           1,945.0           (6,781.4)           1,986.2
                                            --------           --------          --------         ----------           --------
Total Liabilities and
 Shareholders' Equity                       $5,845.4           $5,744.2          $5,131.9         $ (6,781.4)          $9,940.1
                                            ========           ========          ========         ==========           ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 1999
(Millions of Dollars)

                                                       (Unconsolidated)
                                      ------------------------------------------------
                                                         Guarantor      Non-Guarantor
                                         Parent         Subsidiaries     Subsidiaries     Consolidated
                                      ----------       -------------    --------------    -------------
Net Cash Provided From
   (Used By) Operating
   Activities                          $  (55.6)          $  174.0         $  176.2         $  294.6
                                       --------           --------         --------         --------


Expenditures for property,
   plant and equipment
   and other long-term assets             (46.1)             (46.0)          (198.0)          (290.1)
Proceeds from sale of
   business investments                     3.9                 --             33.5             37.4
Business acquisitions, net of
   cash acquired                          (97.0)              (1.9)          (271.8)          (370.7)
                                       --------           --------         --------         --------
   Net Cash Used By
      Investing Activities               (139.2)             (47.9)          (436.3)          (623.4)


Issuance of common stock                    1.2                 --               --              1.2
Proceeds from issuance
    of long-term debt                   2,123.0                 --               --          2,123.0
Principal payments on long-
    term debt                          (1,990.5)              (0.9)           (23.5)        (2,014.9)
Increase (decrease) in short-
    term debt                              10.9               (1.9)           (30.7)           (21.7)
Fees paid for debt issuance
    and other securities                  (25.5)                --               --            (25.5)
Change in intercompany
   accounts                              (149.6)            (133.2)           282.8               --
Investment in accounts
    receivable securitization             261.1                 --               --            261.1
Dividends                                  (3.4)                --               --             (3.4)
Other                                      (3.3)                --               --             (3.3)
                                       --------           --------         --------         --------
   Net Cash Provided From
      (Used By) Financing
      Activities                          223.9             (136.0)           228.6            316.5
                                       --------           --------         --------         --------


   Net Increase (Decrease)
      in Cash                          $   29.1           $   (9.9)        $  (31.5)        $  (12.3)
                                       ========           ========         ========         ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 1998
(Millions of Dollars)

                                                      (Unconsolidated)
                                      -------------------------------------------------
                                                         Guarantor        Non-Guarantor
                                        Parent          Subsidiaries       Subsidiaries        Consolidated
                                       --------         ------------      --------------      --------------
Net Cash Provided From
   Operating Activities                $  180.5           $   84.5           $  (36.9)           $  228.1
                                       --------           --------           --------           --------


Expenditures for property,
   plant and equipment
   and other long-term assets             (21.6)              (3.0)            (104.5)            (129.1)
Proceeds from sale of
   business investments                     3.4                 --               50.0               53.4
Proceeds from sale of
   options                                   --                 --               39.1               39.1
Business acquisitions, net of
   cash acquired                         (465.5)                --           (2,264.7)          (2,730.2)
                                       --------           --------           --------           --------
   Net Cash Used By
      Investing Activities               (483.7)              (3.0)          (2,280.1)          (2,766.8)


Issuance of common stock                  601.5                 --                 --              601.5
Proceeds from issuance
    of long-term debt                   4,247.5                 --                 --            4,247.5
Principal payments on long-
    term debt                          (2,158.2)                --             (476.7)          (2,634.9)
Increase (decrease) in short-
    term debt                            (589.1)                --              543.5              (45.6)
Fees paid for debt issuance
    and other securities                  (55.3)                --              (27.4)             (82.7)
Change in intercompany
   accounts                               (52.1)          (1,666.3)           1,718.4                 --
Contributions (paid to)
   received from affiliates            (2,150.1)           1,584.7              565.4                 --
Investment in accounts
    receivable securitization              30.4                 --                 --               30.4
Dividends                                  (7.8)                --                 --               (7.8)
Other                                      15.0                 --              (23.8)              (8.8)
                                       --------           --------           --------           --------
   Net Cash Provided From
      (Used By) Financing
      Activities                         (118.2)             (81.6)           2,299.4            2,099.6
                                       --------           --------           --------           --------


   Net Decrease in Cash                $ (421.4)          $   (0.1)          $  (17.6)           $(439.1)
                                       ========           ========           ========           ========


12.  BUSINESSES HELD FOR SALE

During September 1999, the Company announced its intent to sell its wiper blade, lighting and fuel system businesses and is accounting for these businesses as held for sale. These operations manufacture and distribute Wagner(R), Blazer(R), Zanxx(R) and Signal-Stat(R) lighting products, Anco(R) wiper blades and Carter(R) fuel system components. These businesses have combined annual sales of approximately $700 million and employ approximately 5,400 people. The wiper blade and lighting businesses are included in the Sealing Systems, Visibility and Systems Protection Products segment and the fuel system business is included in the Brake, Chassis, Ignition and Fuel Products segment. The expected proceeds are not yet determinable and the sales of these businesses could result in a material gain or loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Federal-Mogul is an automotive parts manufacturer providing innovative solutions and systems to global customers in the automotive, light trucks, heavy-duty, farm and industrial markets. The Company manufactures engine bearings, sealing systems, fuel systems, lighting products, pistons, ignition, brake, friction and chassis products. The Company's principal customers include many of the world's major original equipment manufacturers of such vehicles and industrial products. The Company also manufactures and supplies its products and related parts to the aftermarket.


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

RESULTS OF OPERATIONS

The Company's integrated operations are conducted under three operating units corresponding to major product areas: Powertrain Systems; Sealing Systems, Visibility and Systems Protection Products; and Brake, Chassis, Ignition and Fuel Products. The major product categories in Powertrain Systems include camshafts, sintered products, engine bearings, large bearings, pistons, piston pins, piston rings, cylinder liners and connecting rods. The Sealing Systems, Visibility and Systems Protection Products operating unit includes dynamic seals, gaskets, lighting products, wiper blades and systems protection products. The Brake, Chassis, Ignition and Fuel Products operating unit includes brake and friction products, chassis products, ignition products and fuel system components.

Net Sales

Net sales for the third quarter of 1999 were $1,583.9 million compared to $1,121.2 million in the same 1998 quarter. The 41% increase in net sales is primarily attributable to the recent acquisitions, including Cooper Automotive, Triway and Alcan, the results of which were included from the dates of acquisition.

Powertrain Systems sales were $617 million for the third quarter of 1999 compared to $578 million for the same 1998 quarter. Sales increased 7% from 1998 to 1999, primarily due to the acquistions of Triway and Alcan. Excluding the impact of these and other acquisitions, sales increased 3% due to higher North American original equipment sales offset by the impact of exchange rates and lower European original equipment sales due mainly to softness in the U.K. markets and lower aftermarket sales due to an overall decrease in the engine parts market size due to improved original equipment quality.

Sealing Systems, Visibility and Systems Protection Products sales were $461 million in the third quarter of 1999 compared to $326 million in the third quarter of 1998. Sales increased 42% from 1998 to 1999 primarily due to the acquisition of Cooper Automotive. Excluding the impact of these and other acquisitions, sales were flat with 1998. Higher North American original equipment sales were offset by the impact of exchange rates, lower aftermarket sales due to new business orders shipped in 1998 and lower European sales in the U.K. markets.

Brake, Chassis, Ignition and Fuel Products sales were $506 million in the third quarter of 1999 compared to $199 million in 1998. Sales increased 154% from 1998 to 1999 primarily due to the acquisition of Cooper Automotive. Excluding the impact of the Cooper Automotive acquisition and other acquisitions and dispositions, sales decreased 9%, primarily due to the loss of certain aftermarket business and the impact of foreign exchange, partially offset by higher North American original equipment sales.

Cost of Products Sold

Cost of products sold as a percent of net sales decreased to 72.1% for the third quarter of 1999 from 73.9% for the same 1998 quarter. Management attributes this decrease to productivity improvements, cost controls, streamlined operations, the divestiture of underperforming assets, partially offset by the productivity issues in the camshaft operations.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses as percent of net sales decreased to 12.7% for the third quarter of 1999 compared to 13.6% for the third quarter of 1998. The decrease is primarily attributable to the benefits of prior restructuring actions and the realization of combined efficiencies from the T&N, Cooper Automotive and Fel-Pro acquisitions.

Amortization of Goodwill and Other Intangible Assets

Amortization expense in the third quarter of 1999 was $30.5 million compared to $23.7 million for the third quarter of 1998. The increase in amortization expense was attributable to an increase in goodwill and other intangible assets associated with the Cooper Automotive and other smaller acquisitions.

Restructuring Charges (Credits)

During the third quarter of 1999, the Company recognized $5.5 million and $0.7 million in restructuring charges related to severance and exit costs, respectively. Employee severance costs resulted from planned terminations in certain European operations of the Company. The severance costs were based on the estimated amounts that will be paid to the affected employees pursuant to the Company's workforce reduction policies and certain agreements in foreign governmental regulations. Offsetting these charges, the Company also recognized $6.2 million in reversals of restructuring charges primarily relating to lower than expected employee severance costs principally associated with the reduction of the aftermarket sales force.

Adjustment of Assets Held for Sale and Other Long-Lived Assets to Fair Value

In the third quarter, the Company recognized a $7.9 million charge associated with the writedown of Bertolotti's assets to the estimated fair value.

Integration Costs

The Company recognized $13.2 million of integration costs in the third quarter of 1999 in connection with the acquisitions of T&N, Cooper Automotive and Fel-Pro. These expenses included such one-time items as brand integration, costs to pack and move productive inventory and fixed assets from one location to another and costs to change the identity of entities acquired.

Interest Expense

Interest expense in the third quarter of 1999 was $68.0 million compared to $42.8 million for the third quarter of 1998. The increase is primarily attributable to a $19 million increase in interest expense related to the issuance of new debt financing for the Cooper Automotive acquisition and a $6 million increase related to the debt financing of the current year payments for acquisitions.

Income Tax Expense

The differences in the effective tax rates from the statutory rate for the quarters ended September 30, 1999 and 1998 is primarily related to non-deductible goodwill, the favorable tax impact resulting from the disposition of Bertolotti and foreign tax rate differences.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

RESULTS OF OPERATIONS

Net Sales

Net sales for the nine months ended September 30, 1999 were $4,913.2 million compared to $2,993.2 million in the same 1998 period. The 64% increase in net sales is primarily attributable to the acquisition of T&N, Fel-Pro and Cooper Automotive, Triway and Alcan, the results of which were included from the dates of acquisition.

Powertrain Systems sales were $1,833 million for the nine months ended September 30, 1999 compared to $1,510 million for the same 1998 period. Sales increased 22% from 1998 to 1999 primarily due to the acquisitions of T&N, Fel-Pro and Cooper Automotive. Excluding the impact of these and other acquisitions, sales increased 1% due to higher North American original equipment sales offset by the impact of exchange rates, lower European original equipment sales due to market softness and lower aftermarket sales. Sales in the aftermarket were impacted by an overall decrease in the engine parts market size due to improved original equipment quality.

Sealing Systems, Visibility and Systems Protection Products sales were $1,428 million for the nine months ended September 30, 1999 compared to $859 million in the same period of 1998. Sales increased 66% from 1998 to 1999 primarily due to the acquisitions of T&N, Fel-Pro and Cooper Automotive. Excluding the impact of these and other acquisitions, sales increased 1% due to the higher North American original equipment sales partially offset by the impact of exchange rates, lower European sales in both original equipment and aftermarket sales in South America.

Brake, Chassis, Ignition and Fuel Products sales were $1,633 million for the nine months ended September 30, 1999 compared to $565 million in 1998. Sales increased 189% from 1998 to 1999 primarily due to the acquisitions of T&N, Fel-Pro and Cooper Automotive. Excluding the impact of these and other acquisitions and dispositions, sales decreased 3%, primarily due to the loss of certain aftermarket business and the impact of foreign exchange, partially offset by higher North American original equipment sales.

Cost of Products Sold

Cost of products sold as a percent of net sales decreased to 72.0% for the nine months ended September 30, 1999 from 74.2% for the same 1998 period. Management attributes this decrease to productivity improvements, cost controls, streamlined operations, the divestiture of underperforming assets offset by productivity issues in the camshaft operations.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses as percent of net sales decreased to 13.0% for the nine months ended September 30, 1999 compared to 14.4% for the same period in 1998. The decrease is primarily attributable to the benefits of prior restructuring actions and the realization of combined efficiencies from the T&N, Cooper Automotive and Fel-Pro acquisitions.

Amortization of Goodwill and Other Intangible Assets

Amortization expense for the nine months ended September 30, 1999 was $94.4 million compared to $53.9 million for the same period of 1998. The increase in amortization expense was primarily attributable to an increase in goodwill and other intangible assets associated with the Cooper Automotive and other smaller acquisitions.

Restructuring Charges (Credits)

During the nine months ended September 30, 1999, the Company recognized $5.5 million and $7.7 million in restructuring charges related to severance and exit costs, respectively. Employee severance costs resulted from planned terminations in certain European operations of the Company. The severance costs were based on the estimated amounts that will be paid to the affected employees pursuant to the Company's workforce reduction policies and certain foreign agreements in governmental regulations. Exit costs of $7.7 million were related to the closing of the Company's Milan plant and French bearing operations. Offsetting these charges, the Company recognized $13.2 million reversals of restructuring charges primarily relating to lower than expected employee severance costs principally associated with the reduction of the aftermarket sales force and consolidation of certain T&N operations in North and South America.

Adjustment of Assets Held for Sale and Other Long-Lived Assets to Fair Value

During the nine months ended September 30, 1999, the Company recognized a $7.9 million charge associated with the writedown of Bertolotti's assets to the estimated fair value.

Integration Costs

The Company recognized $36.6 million of integration costs for the nine months ended September 30, 1999 in connection with the acquisitions of T&N, Cooper Automotive and Fel-Pro. These expenses included such one-time items as brand integration, costs to pack and move productive inventory and fixed assets from one location to another and costs to change the identity of entities acquired.

Interest Expense

Interest expense for the nine months ended September 30, 1999 was $207.4 million compared to $115.6 million for the same period of 1998. The increase is primarily attributable to the issuance of new debt financing for acquisitions of T&N, Cooper Automotive, Fel-Pro and current year payments for acquisitions.

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

Income Tax Expense

The differences in the effective tax rates from the statutory rate for the nine months ended September 30, 1999 and 1998 is primarily related to non-deductible goodwill, the favorable tax impact resulting from the disposition of Bertolotti and foreign tax rate differences.

Extraordinary Items

As a result of certain financing transactions (see Liquidity and Capital Resources), the Company incurred extraordinary losses on the early retirement of debt of $23.1 million, net of related tax benefits of $13.4 million, for the nine months ended September 30, 1999.

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

Outlook

For the year 2000, the Company expects to see volume reductions in certain key markets. The North American original equipment market is expected to decline 5% to 8% in terms of vehicle production, while the European new vehicle builds are expected to be in line with 1999. Global aftermarket sales are expected to decline 3% to 5% from the current year, reflecting lower replacement demand and industry consolidation.

While subject to considerable change in the underlying assumptions and before the impact of any divestitures, the Company has reasonable expectations of exceeding 1999 earnings per share as it realizes the annualized effect of 1999 cost reduction actions and the full year impact of acquisitions and other new business.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided From Operating Activities

Cash flow provided from operating activities of $294.6 million for the nine months ended September 30, 1999 resulted primarily from net earnings plus depreciation and amortization. Additional cash flow was generated primarily from an increase in current liabilities and other of $17.4 million and accounts payable of $51.3 million along with decreases in inventories of $45.2 million. These additional cash flow items were more than offset by an increase in accounts receivable of $121.5 million in addition to payments related to restructuring and rationalization reserves and asbestos of $73.9 million and $122.4 million, respectively.

Cash Flow Used By Investing Activities

Cash flow used by investing activities was $623.4 million. The Company used $370.7 million to fund business acquisitions in the nine months ended September 30, 1999. These business acquisitions consisted primarily of the Alcan, Crane and Cooper Automotive acquisitions. The Company made its final payment of $125.8 million, related to its purchase of Cooper Automotive during July 1999. Capital expenditures of $290.1 million were made for property, plant and equipment to implement process improvements, manufacturing capacity and maintenance improvements, information technology, integration of acquired businesses and new product introductions. These usages of cash were offset by cash flow provided from sales of certain business investments, primarily related to the sale of the Company's South African heat transfer business.

Cash Flow Provided From Financing Activities

Cash flow provided from financing activities was $316.5 million for the nine months ended September 30, 1999, primarily arising from proceeds of $2,123.0 million from the issuance of long-term debt and $261.1 provided by the investment in accounts receivable securitization. This was offset primarily by principal payments on long-term debt of $2,014.9 million and fees of $25.5 million paid for debt issuance and other securities.

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

During the month of July 1999, the Company entered into a new $450 million accounts receivable securitization agreement replacing the existing $150 million agreement. The facility maturity date is June 28, 2000. Net proceeds of $217 million were used to repay borrowings under the Senior Credit Agreement's multicurrency revolving credit facility.

Outlook

Additional cash outflow for the remainder of 1999 is anticipated to fund the acquisition of Sabo Industria e Comerico Ltda. and asbestos payments of approximately $58 million in the fourth quarter of 1999, as the Company continues to pursue settlements very aggressively. The timing of asbestos payments in the future is not easily determinable due to the nature and complexity of the factors affecting the payments. The

Company is currently involved with the Center for Claims Resolution (CCR) in negotiations of strategic settlements with major plaintiff law firms which could settle a substantial number of the outstanding claims against the T&N companies and establish future claims criteria and a resolution process. The Company believes these settlements are in its best interest. These settlements may accelerate payments, which are tax deductible, into the years 2000 and 2001 while reducing the number of outstanding claims and, as a result, payments in future years. The CCR expects to conclude negotiations with the individual plaintiff law firms by the end of the first quarter of 2000, at which time estimates of the payment acceleration resulting from these settlements will be more readily determinable.

In addition, the Company anticipates an increase in capital expenditures for the year to aid in various improvements in processes, manufacturing capacity, maintenance and information technology, along with the integration of acquired businesses and new product introductions. Total capital expenditures for 1999 are anticipated to exceed $375 million.

While subject to considerable change in the underlying assumptions, the Company has reasonable expectations of generating significant improvements in cash flow for the year 2000 as it realizes the annualized effect of 1999 cost reduction actions and the full year impact of acquisitions and other new business.

Additional sources of cash for the first half of 2000 may result in proceeds related to the sale of the Company's wiper blade, lighting and fuel systems businesses. Depending upon net proceeds from such sale and other prevailing conditions, the Company would consider implementing a modest share repurchase program.

The Company believes that it has adequate financial resources and sufficient credit facilities to meet its current working capital needs. Sources of the Company's working capital include its cash and equivalents, its multicurrency revolving credit facility and other credit lines. During the remainder of 1999, management anticipates that working capital requirements will be funded with internally generated funds and previously mentioned credit facilities.

ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

T&N Asbestos Litigation

In the United States, the Company's United Kingdom subsidiary, T&N Ltd., and two of T&N's United States subsidiaries (the "T&N Companies") are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France and to property damage litigation in the United States based upon asbestos products allegedly installed in buildings. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many such claims may be made nor the expenditures which may arise therefrom. There are a number of factors that could impact the settlement costs into the future, including but not limited to: changes in legal environment; possible insolvency of co-defendants; and the establishment of an acceptable administrative (non-litigation) claims resolution mechanism.

As of September 30, 1999, T&N is one of a large number of defendants named in one property damage case pending in the United States. Provision has been made in the asbestos reserve for anticipated expenditures in relation to this case.

In arriving at the total provision for the T&N Companies described below (approximately $1.2 billion), assumptions have been made regarding the total number of claims which it is anticipated may be received in the future, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims and the timing of settlement and, in the United Kingdom, the level of subrogation claims brought by insurance companies.

The T&N Companies have appointed the CCR as their exclusive representative in relation to all asbestos-related personal injury claims made against the T&N Companies in the United States. The CCR provides to its 19 member companies a litigation defense, claims-handling and administration service in respect to United States asbestos related disease claims. Pursuant to the CCR Producer Agreement, T&N is entitled to appoint a representative as one of the five voting directors on the CCR's Board of Directors. Members of the CCR contribute towards indemnity payments in each claim in which the member is named. Contributions to such indemnity payments are calculated on a case by case basis according to sharing agreements among the CCR's members.

In 1996, T&N purchased a (pound)500 million (approximately $845 million at the insurance agreement exchange rate of $1.69/(pound)) layer of insurance which will be triggered should the aggregate costs of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed (pound)690 million (approximately $1,166 million at the $1.69/(pound) exchange rate). The reserve for the T&N Companies for claims filed after June 30, 1996 approximates the trigger point of the insurance. The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded, at this time, that there is little risk of the reinsurers not being able to meet their obligation to pay, should the claims filed after June 30, 1996 exceed the (pound)690 million trigger point.

While management believes that reserves are appropriate for anticipated losses arising from asbestos-related claims against the T&N Companies, given the nature and complexity of the factors affecting the estimated liability, the actual liability may differ. No absolute assurance can be given that the T&N Companies will not be subject to material additional liabilities and significant additional litigation relating to asbestos. In the possible, but unlikely event that such liabilities exceed the reserves recorded by the Company and the additional (pound)500 million of insurance coverage, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected. The reserve for the T&N Companies will be re-evaluated periodically as additional information becomes available.

Cooper Automotive Asbestos Litigation

Former businesses of Cooper Automotive, primarily Abex and Wagner, are involved as defendants in numerous court actions in the United States alleging personal injury from exposure to asbestos or asbestos-containing products, mainly involving friction products. In 1998, the Company acquired the capital stock of a Cooper entity that was liable, under certain circumstances, for all claims pending and to be filed in the future alleging exposure to certain Wagner automotive (non-industrial) friction products and for all claims filed after August 29, 1998 alleging exposure to certain Abex (non-railroad and non-aircraft) friction products. The Company has essentially completed its assessment of the potential liability and related potential insurance recoveries related to the Cooper acquisition after taking into account legal counsel's evaluation related to amounts expected to be paid or reimbursed by insurers and has recorded the necessary adjustments. Additional adjustments, if any, to the insurance recoverable asset and the gross asbestos liability may be made as the assessments are finalized. In arriving at these provisions, certain assumptions have been made regarding the total number of claims which may be received in the future against these two entities and the average costs associated with such claims.

Abex maintained product liability insurance coverage for much of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for the post-August 1998 asbestos claims against Abex has the benefit of that insurance. Abex has been in litigation since 1982 with its primary layer liability insurance carriers concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex.

Wagner also maintained product liability insurance coverage for much of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner's solvent primary carriers. The agreement provides for substantial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner.

The ultimate exposure of the Company's subsidiary with respect to claims against Abex and Wagner will depend upon the extent to which the insurance described above will be available to cover such claims, the amounts paid in indemnity and defense, changes in the legal environment, and other factors. While the Company believes that the reserve and receivable recorded for these claims are reasonable and appropriate, given the nature and complexity of factors affecting the estimated liability and potential insurance recovery, the actual liability and insurance recovery may differ. In the possible event that the actual liability net of insurance proceeds recovered exceeds the reserve net of insurance receivable recorded by the Company, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected. The asbestos reserves for the businesses acquired as part of the Cooper Automotive acquisition will be re-evaluated periodically as additional information becomes available.

Federal-Mogul and Fel-Pro Asbestos Litigation

The Company also is sued in its own name as one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The Company's Fel-Pro subsidiary has been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. The Company is defending all such claims vigorously and believes that it and Fel-Pro have substantial defenses to liability and adequate insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company and Fel-Pro as of September 30, 1999, will not have a material effect on the Company's financial position.

Aggregate of Asbestos Liability

As of September 30, 1999, the Company has provided a total reserve for all of its subsidiaries and businesses with potential asbestos liability of approximately $1.5 billion as its best estimate for future costs related to resolving asbestos claims. The Company estimates claims will be filed and paid in excess of the next 20 years. This estimate is based in part on recent and historical claims experience, medical information and the current legal environment. The company has a corresponding receivable from certain insurance carriers of approximately $326.5 million.

OTHER MATTERS

Year 2000 Costs

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has established a team that has completed an awareness program and assessment project to address the Year 2000 issue including information technology (IT) and non-IT systems. In addition, the Board of Directors has received status reports related to the Company's progress in addressing the Year 2000 issue. The Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has initiated remediation and testing, and has implemented the vast majority of the action plan to address the Year 2000 issue. Nearly all of the testing has been completed as of September 30, 1999. The Company estimates that the remainder of the testing will be completed by the end of the fourth quarter of 1999. A number of independent third-party reviews have been performed. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could cause production interruptions that could have a material impact on the operations of the Company. The Company has completed development of contingency plans and will continue to refine these plans throughout the program.

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

The Company has contracts in place with external resources and has allocated internal resources to reprogram or replace, and test the hardware and software for Year 2000 modifications. The total cost of the Year 2000 project is estimated to be under $20 million and is being funded through operating cash flows. Of the total project cost, approximately $8 million is attributable to the purchase of new hardware and software which will be capitalized. Maintenance and repair of existing systems to be expensed as incurred is expected to be approximately $12 million. As of September 30, 1999, the Company has incurred and expensed approximately $11 million and capitalized approximately $7 million.

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

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

Businesses Held for Sale

During September 1999, the Company announced its intent to sell its wiper blade, lighting and fuel system businesses and is accounting for these businesses as held for sale. These operations manufacture and distribute Wagner(R), Blazer(R), Zanxx(R) and Signal-Stat(R) lighting products, Anco(R) wiper blades and Carter(R) fuel system components. These businesses have combined annual sales of approximately $700 million and employ approximately 5,400 people. The wiper blade and lighting businesses are included in the Sealing Systems, Visibility and Systems Protection Products segment and the fuel system business is included in the Brake, Chassis, Ignition and Fuel Products segment. The expected proceeds are not yet determinable, and the sales of these businesses could result in a material gain or loss.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

On January 15, 1999, the Company issued $1 billion in public debt, which was used to refinance existing variable rate debt. The percentages of variable rate debt and fixed rate debt changed from 58% and 42%, respectively at December 31, 1998 to 35% and 65%, respectively at September 30, 1999.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7 (Market Risk) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II -OTHER INFORMATION


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


                            FEDERAL-MOGUL CORPORATION


                             By: /s/ Thomas W. Ryan
                                ------------------------
                                 Thomas W. Ryan
                          Executive Vice President and
                             Chief Financial Officer


                            By: /s/ Kenneth P. Slaby
                               -------------------------
                                Kenneth P. Slaby
                         Vice President and Controller,
                            Chief Accounting Officer

Dated:  November 12, 1999