Form 10-K
period 1999-12-31
FEDERAL MOGUL CORP
filed 2000-03-15
CIK 34879

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

                  For the fiscal year ended December 31, 1999

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

  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,052,105,774 as of March 13, 2000 based on the reported last sale price as published for the New York Stock Exchange-- Composite Transactions for such date.

  The Registrant had 70,511,346 shares of common stock outstanding as of March 13, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A on March 15, 2000, are incorporated by reference in
Part III (Items 10, 11, 12 and 13) of this Report.

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

  Forward-Looking statements include financial projections, estimates and statements regarding plans, objectives and expectations of Federal-Mogul and its management, including, without limitation, plans to integrate the businesses of T&N, Fel-Pro and Cooper Automotive into Federal-Mogul, plans to address the issue related to the conversion to the Euro, and the scope of the effect of T&N and Cooper Automotive asbestos liabilities and insurance recoverable.

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

                                    PART I

Item 1. Business.

Overview

  Federal-Mogul Corporation founded in 1899 and incorporated in Michigan in 1924 (referred to herein as "Federal-Mogul" or the "Company"), is an automotive parts manufacturer providing innovative solutions and systems to global customers in the automotive, small engine, heavy-duty and industrial markets. The Company manufactures engine bearings, sealing systems, fuel systems, lighting products, pistons, ignition, brake, friction and chassis products. The Company's principal customers include many of the world's original equipment ("OE") manufacturers of such vehicles and industrial products. The Company also manufactures and supplies its products and related parts to the aftermarket.

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

  The following table sets forth the Company's net sales by operating segment and geographic region as a percentage of total net sales.

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
Net Sales by Operating Segment:
  Powertrain Systems...................................     38%     47%     43%
  Sealing Systems, Visibility and Systems Protection
   Products............................................     29%     28%     19%
  Brake, Chassis, Ignition and Fuel Products...........     32%     24%     32%
  Divested Activities..................................      1%      1%      6%
                                                        ------- ------- -------
                                                           100%    100%    100%
                                                        ======= ======= =======
                                                        Year Ended December 31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
Net Sales by Geographic Region:
  United States........................................     61%     52%     62%
  Mexico...............................................      2%      3%      5%
  Canada...............................................      2%      2%      3%
                                                        ------- ------- -------
    Total North America................................     65%     57%     70%
                                                        ------- ------- -------
  United Kingdom.......................................      8%     12%      1%
  Germany..............................................     10%     11%      7%
  France...............................................      5%      7%      2%
  Italy................................................      4%      4%      4%
  Other Europe.........................................      4%      4%      6%
                                                        ------- ------- -------
    Total Europe.......................................     31%     38%     20%
                                                        ------- ------- -------
  Rest of World........................................      4%      5%     10%
                                                        ------- ------- -------
                                                           100%    100%    100%
                                                        ======= ======= =======

Operating Divisions

  The Company's integrated operations are conducted under three operating units corresponding to major product areas: Powertrain Systems; Sealing Systems, Visibility and Systems Protection Products; and Brake, Chassis, Ignition and Fuel Products. The operating units and the products associated with each are described as follows:

  Powertrain Systems products are used primarily in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this operating unit include engine bearings, large bearings, pistons, piston pins, rings, cylinder liners, connecting rods, camshafts and sintered products. These products are marketed under the brand names Federal-Mogul(R), Glyco(R), AE Goetze(R), Sterling(R), Sealed Power(R), Weyburn-Bartel(R), Weyburn-Lydmet(R), Brico(R) and Sintertech(R).

  Sealing Systems, Visibility and Systems Protection Products are used in automotive, light truck, heavy-duty diesel, agricultural, off-highway, marine, railroad, high performance and industrial applications. The primary products of this operating unit include dynamic seals, gaskets, lighting products, wiper blades and systems protection products. These products are marketed under the brand names National(R), Mather(R), STS(R), Redi-Seal(R), Redi-Sleeve(R), Unipiston(R), Engine Seal(R), Fel-Pro(R), Payen(R), McCord(R), Anco(R), Blazer(R), Zanxx(R), Wagner(R), Signal-Stat(R) and Bentley-Harris(R).

  Brake, Chassis, Ignition and Fuel Products are used in automotive, light truck, heavy-duty, agricultural, off-highway, marine and high performance applications. The primary products of this operating unit include brake and friction products, chassis products, ignition products and fuel system components. These products are marketed under the brand names Abex(R), Wagner(R), Moog(R), Precision(R), Omega(R), Champion(R), PowerPath(R), Belden(R) and Carter(R).

Customers

  Federal-Mogul markets its products to many of the world's major OE manufacturers. Federal-Mogul also manufactures and supplies its products and related parts to aftermarket customers for each category of equipment described above. Among Federal-Mogul's largest customers are BMW, Caterpillar, Cummins, DaimlerChrysler, Fiat, Ford/Jaguar/Volvo, General Motors, Peugeot/PSA, Renault and Volkswagen/Audi.

Original Equipment

  The Company supplies OE customers with a wide variety of precision engineered parts including engine bearings, oil seals, fuel system components, lighting products and pistons. The Company manufactures essentially all of the products that it sells to OE customers.

  The Company's OE customers consist primarily of automotive and heavy-duty vehicle customers as well as industrial equipment manufacturers, agricultural, off-highway, marine, railroad, high performance and industrial applications. The Company has well-established relationships with substantially all major North American and European automotive OE manufacturers, some pre-existing and others resulting from the 1998 acquisitions of T&N, Cooper Automotive and Fel-Pro. In 1999, approximately 16% of the Company's net sales were to the three major automotive manufacturers in the United States, with General Motors Corporation accounting for approximately 6% of the Company's net sales, Ford Motor Company accounting for approximately 5% of the Company's net sales and DaimlerChrysler accounting for approximately 5% of the Company's net sales. In addition, the Company sells OE products to most of the major automotive manufacturers headquartered outside the United States. In addition, management believes that the 1998 acquisitions of T&N, Cooper Automotive and Fel-Pro have positioned Federal-Mogul to take advantage of developing OE customer demand for single supplier systems and modules in the future, particularly in light of Federal-Mogul's global reach and capabilities.

Aftermarket

  Federal-Mogul's domestic customers include independent warehouse distributors who redistribute products to local parts suppliers called jobbers, industrial bearing distributors, distributors of heavy-duty vehicular parts, engine rebuilders and retail parts stores. The breadth of Federal-Mogul's product lines together with the strength of its brand names and sales force, are central to the Company's aftermarket operations. Internationally, the Company sells aftermarket products to jobbers, local retail parts stores and independent warehouse distributors.

Research and Development

  The Company's expertise in engineering and research and development ensures that the latest technologies, processes and materials are considered in solving problems for customers and bringing new, innovative products to market. Federal-Mogul provides its customers with real-time engineering capabilities and design development in their home countries. Technological activities are conducted at the Company's major research centers in Cawston, England; Burscheid, Germany; Plymouth, Michigan; Skokie, Illinois; Ann Arbor, Michigan; Toledo, Ohio; Bad Camberg, Germany and Wiesbaden, Germany. Each of the Company's operating units is engaged in various engineering, research and development efforts working side by side with customers to develop custom solutions unique to their needs.

  Total expenditures for research and development activities were approximately $128 million in 1999, $85 million in 1998 and $13 million in 1997. Expenditures for research and development have increased due to the acquisitions of T&N, Cooper Automotive and Fel-Pro.

Recent Acquisitions and Divestitures

 Acquisitions

  In January 1999, the Company completed its acquisition of the piston division of Alcan Deutschland GmbH (Alcan) in Germany, a subsidiary of Alcan Aluminum Ltd. in Canada. The division manufactures pistons for passenger cars and commercial vehicles under the Nural(R) brand name. The piston division employs approximately 1,100 people with 1998 annual sales of approximately $150 million.

  Also in January 1999, the Company completed its acquisition of certain manufacturing operations of Crane Technologies, Inc. (Crane) to increase its camshaft capacity. The two plants located in Orland, Indiana and Jackson, Michigan employ approximately 230 people with 1998 annual sales of approximately $36 million.

 Divestitures and Closings

  During the second quarter of 1999, the Company sold its South African heat transfer business. The business had sales of approximately $56 million in 1998 in four South African locations and employed approximately 1,200 people. The Company did not record a significant gain or loss on this transaction.

  During the third quarter of 1999, the Company sold its subsidiary, Bertolotti Pietro e Figli, S.r.l. (Bertolotti), an Italian aftermarket operation. In 1998, the Company recognized a $20.0 million charge primarily associated with the writedown of Bertolotti's assets to the estimated fair value. In 1999, the Company recognized an additional $7.9 million loss associated with the writedown of Bertolotti's assets to their fair value resulting from the sale. Offsetting the loss was a tax benefit of $7.9 million resulting from the sale.

Raw Materials and Suppliers

  The Company purchases various raw materials for use in its manufacturing processes. The principal raw materials purchased include steel, aluminum, copper and nickel. In addition, the Company purchases parts manufactured by other manufacturers for sale in the aftermarket. The Company has not experienced any shortages of raw materials or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. In 1999, no outside supplier of the Company provided products that accounted for more than 5% of the Company's net sales.

Employee Relations

  As of December 31, 1999, the Company had approximately 50,400 full-time employees, of which approximately 24,400 were employed in the United States.

  Various unions represent approximately 35% of the Company's United States hourly employees and approximately 60% of the Company's foreign hourly employees. Each of the Company's unionized manufacturing facilities has its own contract with its own expiration date, and as a result, no contract expiration date affects more than one facility. The Company believes its labor relations to be good.

Environmental Regulations

  The Company's operations, in common with those of industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environment control activities did not have a material impact on the Company's financial position or results of operations in 1999 and are not expected to have a material impact on the Company's financial position or results of operations in 2000 or 2001.

Backlog

  The majority of the Company's products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. For products supplied by outside suppliers, the Company generally purchases products from more than one source. The Company expects to be capable of handling the anticipated 2000 sales volumes.

Intellectual Property

  The Company is committed to protecting its technology investments and market share through an active and growing international patent portfolio. The international patent portfolio is composed of a large number of foreign (non-
US) and U.S. patents and pending patent applications that relate to a wide variety of products and processes. In the aggregate, the Company's international patent portfolio is of material importance to its business. However, the Company does not consider any international patent or group of international patents relating to a particular product or process to be of material importance when judged from the standpoint of the business as a whole.

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

Item 2. Properties.

  The Company's world headquarters is located in Southfield, Michigan, which is leased pursuant to a sale/leaseback arrangement. The principal manufacturing and other materially important physical properties of the Company at December 31, 1999 are listed below. All properties are owned in fee simple except where otherwise noted.

  At December 31, 1999, the Company had 414 manufacturing, distribution and sales and administration office facilities worldwide. Approximately 39% of the facilities are leased, the majority of which are distribution, sales and administration offices. The Company owns the remainder of the facilities.

                                                   North          Rest of
                Type of Facility                  America Europe the World Total
                ----------------                  ------- ------ --------- -----
Manufacturing....................................    92     91       60     243
Distribution.....................................    86     10       10     106
Sales and Administration Offices.................     7     31       27      65
                                                    ---    ---      ---     ---
Total............................................   185    132       97     414
                                                    ===    ===      ===     ===

  The facilities range in size from approximately 1,700 square feet to 1,143,000 square feet. Management believes substantially all of the Company's facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs. No facility is materially underutilized, except for those being sold or closed in the normal course of business.

Item 3. Legal Proceedings

                   ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

T&N Asbestos Litigation

  In the United States, the Company's United Kingdom subsidiary, T&N Ltd., and two former United States subsidiaries of T&N, plc. (the "T&N Companies") are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many such claims may be made nor the expenditures which may arise therefrom.

  As of December 31, 1999, the T&N Companies had approximately 95,000 claims pending. During 1999, approximately 49,000 new claims were filed and 60,000 claims were settled, dismissed or otherwise resolved. In addition to the pending cases above, the T&N Companies have approximately 64,000 claims that have been settled but will be paid over time. There are a number of factors that could impact the settlement costs into the future, including but not limited to: changes in legal environment; possible insolvency of co-defendants; and the establishment of an acceptable administrative (non-litigation) claims resolution mechanism.

  The $1.1 billion total provision held for the T&N Companies is comprised of an estimate for known claims (pending and settled but not paid) and possible future claims (IBNR). As of December 31, 1999, the $1.1 billion total provision is comprised of approximately $520 million related to known claims and approximately $620 million related to IBNR claims.

  In arriving at the IBNR provision for the T&N Companies, assumptions have been made regarding the total number of claims anticipated to be received in the future, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims and the timing of settlement and, in the United Kingdom, the level of subrogation claims brought by insurance companies.

  T&N Ltd. has appointed the Center for Claims Resolution (CCR) as its exclusive representative in relation to all asbestos-related personal injury claims made against it in the United States. The CCR provides to its member companies a litigation defense, claims-handling and administration service in respect to United States asbestos-related disease claims. Pursuant to the CCR Producer Agreement, T&N Ltd. is entitled to appoint a representative as one of the five voting directors on the CCR's Board of Directors. Members of the CCR contribute towards indemnity payments in each claim in which the member is named. Contributions to such indemnity payments are calculated on a case by case basis according to sharing agreements among the CCR's members.

  Effective January 18, 2000, the two United States subsidiaries withdrew from the CCR membership and appointed a law firm specializing in asbestos matters as their claims handling defense and administrative service provider. Indemnity and defense obligations incurred while members of the CCR will continue to be honored. This change is intended to create greater economic and defense efficiencies for the two companies.

  In 1996, T&N purchased a (Pounds)500 million (approximately $845 million at the insurance agreement exchange rate of $1.69/(Pounds)) layer of insurance which will be triggered should the aggregate costs of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed (Pounds)690 million (approximately $1,166 million at the $1.69/(Pounds) exchange rate). The initial reserve provided for the T&N Companies for claims filed after June 30, 1996 approximated the trigger point of the insurance. The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded, at this time, that there is little risk of the reinsurers not being able to meet their obligation to pay, should the claims filed after June 30, 1996 exceed the (Pounds)690 million trigger point.

  While management believes that reserves are appropriate for anticipated losses arising from asbestos-related claims against the T&N Companies, given the nature and complexity of the factors affecting the estimated liability, the actual liability may differ. No absolute assurance can be given that the T&N Companies will not be subject to material additional liabilities and significant additional litigation relating to asbestos. In the possible, but unlikely event that such liabilities exceed the reserves recorded by the Company and the additional (Pounds)500 million of insurance coverage, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected. The reserve for the T&N Companies is re-evaluated periodically as additional information becomes available.

  During 1999, T&N Ltd. was named in a complaint filed in the United States District Court for the Eastern District of Texas by Owens-Illinois alleging that T&N is liable to Owens-Illinois for Owens-Illinois' own indemnity and defense costs pertaining to asbestos-related personal injury claims. The Company believes it has meritorious defenses to the claim and has successfully defended against similar underlying claims in the past.

Cooper Automotive Asbestos Litigation

  Former businesses of Cooper Automotive, primarily Abex and Wagner, are involved as defendants in numerous court actions in the United States alleging personal injury from exposure to asbestos or asbestos-containing products, mainly involving friction products. In 1998, the Company acquired the capital stock of a Cooper Automotive entity resulting in the assumption by a Company subsidiary of contractual liability, under certain circumstances, for all claims pending and to be filed in the future alleging exposure to certain Wagner automotive and industrial friction products and for all claims filed after August 29, 1998, alleging exposure to certain Abex (non-railroad and non-aircraft) friction products. As of December 31, 1999, Abex has approximately 10,500 claims pending and Wagner has approximately 13,700 claims pending. The Company has completed its assessment of the potential liability and related potential insurance recoveries related to the Cooper Automotive acquisition and has recorded a $325.9 million insurance recoverable asset and a liability of the subsidiaries involved of approximately $400 million. This is the Company's estimate, after taking into account legal counsel's evaluation related to amounts expected to be paid or reimbursed by insurers. In arriving at these provisions, certain assumptions have been made regarding the total number of claims which may be received in the future against these two entities and the average costs associated with such claims.

  Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for the post-August 1998 asbestos claims against Abex has the benefit of that insurance. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex.

  Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner's solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner.

  The ultimate exposure of the Company's subsidiary with respect to claims against Abex and Wagner will depend upon the extent to which the insurance described above will be available to cover such claims, the amounts paid for indemnity and defense, changes in the legal environment and other factors. While the Company believes that the liability and receivable recorded for these claims are reasonable and appropriate, given the nature and complexity of factors affecting the estimated liability and potential insurance recovery, the actual liability and insurance recovery may differ. In the event that the actual liability net of insurance proceeds recovered exceeds the reserve net of insurance receivable recorded by the Company, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected. The asbestos reserves for the businesses acquired as part of the Cooper Automotive acquisition will be re-evaluated periodically as additional information becomes available.

Federal-Mogul and Fel-Pro Asbestos Litigation

  The Company also is sued in its own name as one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The Company's Fel-Pro subsidiary has been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. The Company is defending all such claims vigorously and believes that it and Fel-Pro have substantial defenses to liability and adequate insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company and Fel-Pro as of December 31, 1999, will not have a material effect on the Company's financial position.

Aggregate of Asbestos Liability

  As of December 31, 1999, the Company has provided a total reserve for all of its subsidiaries and businesses with potential asbestos liability of approximately $1.5 billion as its best estimate for future costs related to resolving asbestos claims. The Company estimates claims will be filed and paid in excess of the next 20 years. This estimate is based in part on recent and historical claims experience, medical information and the current legal environment. The company has a corresponding receivable from certain insurance carriers of approximately $325.9 million.

  For information respecting lawsuits concerning environmental matters to which the Company is a party, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation and Environmental Matters".

  There were no material legal proceedings that were terminated during the fourth quarter of 1999.

Item 4. Submission of Matters to Vote of Security Holders.

  No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1999.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

  The Company's common stock is listed on the New York Stock Exchange under the trading symbol FMO. The approximate number of shareholders of record of the Company's common stock at March 13, 2000 was 21,714 . The following table sets forth the high and low sales prices of the Company's common stock for each calendar quarter as reported on the New York Stock Exchange-Composite Tape for the last two years:

                                                         1999          1998
                                                     ------------- -------------
                                                      High   Low    High   Low
                      Quarter                        ------ ------ ------ ------
First............................................... $64.88 $40.63 $54.37 $39.00
Second.............................................. $53.81 $41.94 $69.25 $52.62
Third............................................... $55.00 $23.38 $72.00 $46.62
Fourth.............................................. $29.13 $17.56 $63.00 $33.00

  The closing price of the Company's common stock as reported on the New York Stock Exchange-Composite Tape on March 13, 2000 was $15.0625.

  Quarterly dividends of $.0025 per common share were declared during each quarter of 1999 and for the second, third and fourth quarters of 1998. A quarterly dividend of $.12 per common share was declared for the first quarter of 1998. The Company, consistent with its growth strategy, intends to retain future earnings in the business and therefore anticipates paying dividends at a comparable level in the foreseeable future.

Item 6. Selected Financial Data

  The following table presents information from the Company's consolidated financial statements for the five years ended December 31, 1999. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the "Financial Statements and Supplemental Data."

                            1999         1998         1997         1996         1995
                          --------     --------     --------     --------     --------
                             (Millions of Dollars, Except Per Share
                                            Amounts)
Consolidated Statement
 of Operations Data
Net sales...............  $6,487.5     $4,468.7     $1,806.6     $2,032.7     $1,999.8
Costs and expenses......  (6,006.2)(1) (4,266.9)(2) (1,703.7)(3) (2,258.0)(4) (2,000.7)(5)
Other expense...........     (21.4)       (16.3)        (3.4)        (3.4)        (2.4)
Income tax (expense)
 benefit................    (180.9)       (93.6)       (27.5)        22.4         (2.5)
                          --------     --------     --------     --------     --------
Earnings (loss) before
 extraordinary items and
 net effect of
 cumulative effect of
 change in accounting
 principle..............     279.0         91.9         72.0       (206.3)        (5.8)
Extraordinary items --
  loss on early
 retirement of debt, net
 of applicable income
 tax benefits...........     (23.1)       (38.2)        (2.6)          --           --
Cumulative effect of
 change in accounting
 for costs of start-up
 activities, net of
 applicable income tax
 benefit................     (12.7)          --           --           --           --
                          --------     --------     --------     --------     --------
Net earnings (loss).....  $  243.2     $   53.7     $   69.4     $ (206.3)    $   (5.8)
                          ========     ========     ========     ========     ========
Common Share Summary
 (Diluted)
Average shares and
 equivalents outstanding
 (in thousands).........    84,206       53,748       41,854       34,659       34,642
Earnings (loss) per
 share:
 Before extraordinary
  items and cumulative
  effect of a change in
  accounting principle..  $   3.59     $   1.67     $   1.67     $  (6.20)    $   (.42)
 Extraordinary items --
   loss on early
  retirement of debt,
  net of applicable
  income tax benefits...      (.28)        (.71)        (.06)          --           --
 Cumulative effect of
  change in accounting
  for costs of start-up
  activities, net of
  applicable income tax
  benefit...............      (.15)          --           --           --           --
                          --------     --------     --------     --------     --------
Net earnings (loss) per
 share..................  $   3.16     $    .96     $   1.61     $  (6.20)    $   (.42)
                          ========     ========     ========     ========     ========
Dividends declared per
 share..................  $    .01     $  .1275     $    .48     $    .48     $    .48
                          ========     ========     ========     ========     ========
Consolidated Balance
 Sheet Data
Total assets............  $9,945.2     $9,940.1     $1,802.1     $1,455.2     $1,701.1
Short-term debt(6)......     190.8        211.0         28.6        280.1        111.9
Long-term debt..........   3,020.0      3,130.7        273.1        209.6        481.5
Company-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trust
 holding solely
 convertible
 subordinated debentures
 of the Company.........     575.0        575.0        575.0           --           --
Shareholders' equity....   2,075.2      1,986.2        369.3        318.5        550.3
Other Financial
 Information
Net cash provided from
 (used by) operating
 activities.............  $  562.4     $  325.5     $  215.7     $  149.0     $  (34.7)
Expenditures for
 property, plant,
 equipment and other
 long-term assets.......     395.2        228.5         49.7         54.2         78.5
Depreciation and
 amortization expense...     354.9        228.0         51.5         61.9         59.2

-----------------
(1) Includes a $46.9 million charge for integration costs and a $7.9 million charge for adjustment of assets held for sale and other long-lived assets to fair value.
(2) Includes a $7.3 million net restructuring charge, a $19.0 million net charge for adjustment of assets held for sale and other long-lived assets to fair value, an $18.6 million charge for purchased in-process research and development, a $22.4 million charge for integration costs and a $13.3 million net gain related to the British pound currency option and forward contract.
(3) Includes a $1.1 million net restructuring credit, a $2.4 million charge for adjustment of assets held for sale and other long-lived assets to fair value, a $1.6 million credit for reengineering and other related charges, and a $10.5 million charge related to the British pound currency option and forward contract.
(4) Includes a $57.6 million restructuring charge, a $151.3 million charge for adjustment of assets held for sale and other long-lived assets to fair value, and $11.4 million relating to reengineering and other related charges.
(5) Includes a $26.9 million restructuring charge, a $51.8 million charge for adjustment of assets held for sale and other long-lived assets to fair value, and $13.9 million relating to reengineering and other related charges.
(6) Includes current maturities of long-term debt (see Note 6 to the consolidated financial statements).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Federal-Mogul Corporation is an automotive parts manufacturer providing innovative solutions and systems to global customers in the automotive, small engine, heavy-duty and industrial markets. The Company manufactures engine bearings, sealing systems, fuel systems, lighting products, pistons, ignition, brake, friction and chassis products. The Company's principal customers include many of the world's original equipment ("OE") manufacturers of such vehicles and industrial products. The Company also manufactures and supplies its products and related parts to the aftermarket.

Results of Operations

Net Sales

  Sales by operating segment were:

                                                        1999    1998    1997
                                                        ----    ----    ----
                                                        (Millions of Dollars)
   Powertrain Systems................................. $ 2,459 $ 2,107 $   782
   Sealing Systems, Visibility and Systems Protection
    Products..........................................   1,887   1,252     333
   Brake, Chassis, Ignition and Fuel Products.........   2,123   1,036     577
   Divested Activities................................      19      74     115
                                                       ------- ------- -------
     Total Sales...................................... $ 6,488 $ 4,469 $ 1,807
                                                       ======= ======= =======

Powertrain Systems

  Sales increased 17% from 1998 to 1999 primarily due to the full-year effect of the 1998 acquisitions of T&N and Triway, the 1999 acquisitions of Alcan and Crane and higher North American OE sales. These increase were partially offset by the impact of foreign exchange rates, lower European OE sales due mainly to softness in the U.K. markets and lower aftermarket sales due to an overall decrease in the engine parts market size due to improved OE quality.

  Sales increased 169% from 1997 to 1998 primarily due to the acquisition of T&N and certain OE volume increases, partially offset by lower aftermarket sales and the impact of foreign exchange rates. Sales in the aftermarket were impacted by an overall decrease in the engine parts market size due to improved OE quality and the bankruptcy of a major customer in the North American aftermarket.

Sealing Systems, Visibility and Systems Protection Products

  Sales increased 51% from 1998 to 1999 primarily due to the full-year effect of the 1998 acquisitions of Cooper Automotive, T&N and Fel-Pro, and higher North American OE sales. These increases were partially offset by the impact of foreign exchange rates and lower European sales.

  Sales increased 276% from 1997 to 1998 primarily due to the acquisitions of Cooper Automotive, T&N and Fel-Pro and OE sales increases due to certain model volume increases. These increases were partially offset by aftermarket sales decreases primarily due to the bankruptcy of a major customer in the North American aftermarket.

Brake, Chassis, Ignition and Fuel Products

  Sales increased 105% from 1998 to 1999 primarily due to the full-year effect of the 1998 acquisitions of Cooper Automotive and T&N and higher North American OE sales. These increases were partially offset by the loss of certain domestic aftermarket business and the impact of foreign exchange rates.

  Sales increased 80% from 1997 to 1998 primarily due to the acquisitions of T&N and Cooper Automotive and certain OE volume increases. These increases were partially offset by the impact of foreign exchange rates and the bankruptcy of a major customer in the North American aftermarket.

Operational EBIT

  The accounting policies of the business segments are consistent with those described in Note 1, "Accounting Policies." Operational EBIT is defined as earnings before interest, income taxes, extraordinary items and certain nonrecurring items such as certain acquisition-related adjustments and integration costs associated with new acquisitions.

                                                      1999     1998     1997
                                                      ----     ----     ----
                                                      (Millions of Dollars)
   Powertrain Systems............................... $   262  $   248  $    68
   Sealing Systems, Visibility and Systems
    Protection Products.............................     297      154       26
   Brake, Chassis, Ignition and Fuel Products.......     277      104       44
   Divested Activities..............................      (1)      (4)       1
                                                     -------  -------  -------
     Operational EBIT............................... $   835  $   502  $   139
                                                     =======  =======  =======

Powertrain Systems

  Operational EBIT increased 6% in 1999 from 1998. This increase was due to higher OE sales from the full-year effect of the 1998 acquisitions of T&N and Triway, the 1999 acquisitions of Alcan and Crane, reduced administrative costs, material sourcing savings and other synergies as a result of the acquisitions. This increase was partially offset by productivity issues in the camshaft operations and lower aftermarket sales. Operational EBIT increased 265% in 1998 from 1997 due to the increase in sales noted above as well as the streamlining of product engineering costs and the implementation of the Company's constraint management programs across the combined companies.

Sealing Systems, Visibility and Systems Protection Products

  Operational EBIT increased 93% in 1999 from 1998. This increase was due to higher sales from the full- year effect of the 1998 acquisitions of Cooper Automotive and T&N reduced administrative costs and material sourcing savings as a result of the acquisitions. Operational EBIT increased 492% in 1998 from 1997 due to higher sales as noted above, reduced administrative costs and material sourcing savings as a result of the acquisitions.

Brake, Chassis, Ignition and Fuel Products

  Operational EBIT increased 166% in 1999 from 1998. This increase was due to higher sale from the full year effect of the 1998 acquisitions of Cooper Automotive and T&N, reduced administrative costs and material sourcing savings as a result of the acquisitions. This increase was partially offset by the loss of certain aftermarket customers. Operational EBIT increased 136% in 1998 from 1997 due to increased sales, material sourcing savings and implementation of constraint management practices as a result of the acquisitions.

Purchased In-Process Research and Development Charge

  In connection with the T&N acquisition, the Company recognized an $18.6 million charge in the first quarter of 1998 associated with the estimated fair value of purchased in-process research and development for which technological feasibility had not been established and the in-process technology had no future alternative uses.

Rationalization of Acquired Businesses

  In connection with the T&N, Cooper Automotive and Fel-Pro acquisitions in 1998 the Company recognized $216.8 million as acquired liabilities related to the rationalization and integration of acquired businesses. The rationalization reserves provided for $180.0 million in relocation and severance costs and $36.8 million in exit costs, and were recorded as a component of goodwill in the purchase price allocation.

  The components of the integration plan included closure of certain manufacturing facilities worldwide; relocation of highly manual manufacturing product lines to more suitable locations; consolidation of overlapping manufacturing, technical and sales facilities and joint ventures;
consolidation of overlapping aftermarket warehouses; consolidation of aftermarket marketing and customer support functions; and streamlining of administrative, sales, marketing and product engineering staffs worldwide.

  The Company paid $72.2 million and $61.6 million related to these rationalization reserves in 1999 and 1998, respectively. Also during 1999, the Company made adjustments to reduce the rationalization reserves, with an offsetting amount to goodwill, by $47.9 million. These adjustments related to the finalization of rationalization plans. As of December 31, 1999, remaining rationalization reserves were $30.3 million, primarily relating to the closure of several Powertrain Systems facilities in Europe and the consolidation of aftermarket warehouses in Europe. These costs are expected to be paid in 2000.

Restructuring Charges (Credits)

  In 1999, the Company recognized $13.2 million of restructuring charges related to severance and exit costs. Employee severance costs of $11.1 million resulted from planned terminations in certain European operations of the Company, employees at the Company's Milan, Michigan plant, and certain executive severances. The severance costs were based on the estimated amounts that will be paid to the affected employees pursuant to the Company's workforce reduction policies and certain governmental regulations. Total headcount reductions are expected to be approximately 250 employees. Exit costs of $2.1 million were related to the closing of the Company's Milan plant and French bearing operations. These actions are expected to be primarily completed in 2000.

  Also in 1999, the Company recognized $13.2 million of reversals of restructuring charges recorded in previous years. These reversals resulted primarily from lower than expected employee severance costs principally associated with the reduction of the aftermarket sales force and consolidation of certain operations in the Americas. In 1999, the Company paid $3.3 million relating to these reserves.

  In 1998, as a result of the T&N, Cooper Automotive and Fel-Pro acquisitions, the Company recognized $16.3 million of restructuring charges related to restructuring the Company's operations in place prior to these acquisitions. The restructuring charges were primarily for employee severance costs, which resulted from planned terminations in various business operations of the Company. The severance costs were based on the estimated amounts that will be paid to the affected employees pursuant to the Company's workforce reduction policies and certain foreign governmental regulations.

  Also in 1998, the Company recognized restructuring credits of $9.0 million for a reversal of charges recorded in previous years. The Company was able to sell, rather than liquidate, its retail operations in Puerto Rico, causing this reversal.

Adjustment of Assets Held for Sale and Other Long-Lived Assets to Fair Value

  In 1999, the Company sold its subsidiary, Bertolotti Pietro e Figli, S.r.l. (Bertolotti), an Italian aftermarket operation. In 1998, the Company recognized a $20.0 million charge primarily associated with their writedown of Bertolotti's assets to their estimated fair value. In 1999, the Company recognized an additional $7.9 million loss associated with the writedown of Bertolotti's assets to their fair value resulting from the sale. Offsetting the loss was a tax benefit of $7.9 million resulting from the sale.

Integration Costs

  The Company recognized $46.9 million and $22.4 million of integration costs in 1999 and 1998, respectively, in connection with the acquisitions of T&N, Cooper Automotive and Fel-Pro. These expenses included one-time items such as brand integration, costs to pack and move productive inventory and fixed assets from one location to another, and costs to change the identity of entities acquired.

Interest Expense

  Interest expense increased $69.5 million in 1999 to $273.5. The increase is primarily attributable to the full-year effect of the issuance of new debt to finance the acquisitions of Cooper Automotive and other businesses, offset slightly by debt reductions from cash flow generated from operations and the Company's increased accounts receivable securitizations.

  Interest expense increased $170.7 million in 1998 to $204.0 million due to debt financing of the T&N, Cooper Automotive, Fel-Pro and other acquisitions, offset slightly by debt reductions from cash flow generated from operations.

Interest Income

  Interest income decreased $6.0 million in 1999 to $4.6 million in 1998. The decrease in interest income is due to the Company using the proceeds of the Company-obligated mandatorily redeemable preferred securities for the purchase of T&N and improved cash management.

  Interest income increased $3.5 million in 1998 to $10.6 million due to interest earned on the proceeds of the December 1997 sale of Company-obligated mandatorily redeemable preferred securities, which were used in March 1998 to finance a portion of the T&N acquisition.

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

  Also in January 1998, in anticipation of the then pending T&N acquisition, the Company entered into a forward contract to purchase (Pounds)1.5 billion for approximately $2.45 billion. As a result of favorable fluctuations in the British pound/United States dollar exchange rate during the contract period, the Company recognized a $30.6 million gain.

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

Income Taxes

  The effective tax rates for 1999, 1998 and 1997 were 39.3%, 50.5% and 27.6%, respectively. The decrease in 1999 was primarily due to the reduction in valuation allowances and the dilutive effect of the increase in pretax earnings on non-deductible goodwill. The Company reduced its valuation allowance related to deferred tax assets in 1999 as a result of regulatory approvals and other events establishing that it is more likely than not that certain deferred tax assets related to foreign tax attributes will be realized. Also, to the extent the Company utilized pre-acquisition net operating loss carryforwards during the year, the related valuation allowance was reduced with a corresponding reduction to goodwill. The increase in 1998 was primarily due to non-deductible goodwill, a one-time charge for purchased in-process research and development and foreign tax rate differences.

Extraordinary Items

  As a result of certain financing transactions (see Liquidity and Capital Resources), the Company incurred extraordinary losses on the early retirement of debt of $23.1 million and $38.2 million, net of related tax benefits of $13.5 million and $19.9 million, in 1999 and 1998, respectively.

Cumulative Effect of Change in Accounting Principle

  In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting the Costs of Start-Up Activities. SOP 98-5 was effective January 1, 1999 and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. The Company adopted SOP 98-5 on January 1, 1999 and subsequently wrote off, as a cumulative effect of change in accounting principle, the unamortized balance of start-up costs totaling $12.7 million, net of applicable income tax benefits of $6.8 million, in the quarter ended March 31, 1999.

Effect of Accounting Pronouncements

  In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the effective date of SFAS No. 133 was delayed by one year to January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The effect of adoption of this statement on the Company's earnings or financial position has not been finalized.

  In 1999, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on issue No. 99-5, Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements. The EITF addresses the accounting for pre-production costs relating to design and development of production parts and tooling. The EITF is required to be applied beginning January 1, 2000. The Company does not believe the adoption of this pronouncement will have a material effect on the Company's financial position or financial operations as its current accounting practices are consistent with the pronouncement.

Liquidity and Capital Resources

Cash Flow Provided from Operating Activities

  Cash flow provided from operating activities was $562.4 million in 1999. Cash flows were generated primarily from net earnings plus depreciation and amortization. Additional cash flow was generated primarily from an increase in accounts payable of $149.7 million, a decrease in inventories of $117.2 million, and certain non-recourse sales of foreign accounts receivables of $115.0 million. These items were offset by payments related to restructuring and rationalization reserves of $80.6 million and asbestos payments of $178.2 million.

Cash Flow Used by Investing Activities

  Cash flow used by investing activities was $713.1 million in 1999. The Company used $371.2 million to fund business acquisitions, including the piston division of Alcan, Crane and the final payments of $154.9 million related to its 1998 acquisition of Cooper Automotive. Capital expenditures of $395.2 million were to implement process improvements, increase manufacturing capacity, information technology, integration of acquired businesses and new product introductions.

Cash Flow Provided from Financing Activities

  Cash flow provided from financing activities was $138.0 million in 1999, primarily arising from proceeds of $2,123.0 million from the issuance of long-term debt and $304.3 provided by the investment in accounts receivable securitization. This was offset primarily by principal payments on long-term debt of $2,251.5 million.

  In July 1999, the Company entered into a new $450 million accounts receivable securitization agreement replacing the existing $150 million agreement. The facility maturity date is June 28, 2000. Net proceeds were used to repay borrowings under the Senior Credit Agreement's multicurrency revolving credit facility.

  In February 1999, the Company entered into a new $1.75 billion Senior Credit Agreement at variable interest rates, which contains a $1.0 billion multicurrency revolving credit facility and two term loan components. The revolving credit facility has a five-year maturity. The term loan components of $400 million and $350 million mature in five and six years, respectively. The proceeds of this Senior Credit Agreement were used to refinance the prior Senior Credit Agreements entered into in connection with the T&N and Cooper Automotive acquisitions as well as the $400 million multicurrency revolving credit facility related to the T&N acquisition.

  In January 1999, the Company issued $1.0 billion of bonds with maturities ranging from seven to ten years, a weighted average yield of 7.53% and a weighted average coupon of 7.45%. Proceeds were used to repay borrowings under the Senior Credit Agreements.

  The Company believes the cashflows from operations, together with borrowings available under the Company's multicurrency revolving credit facility, will continue to be sufficient to meet its ongoing working capital requirements.

Litigation and Environmental Matters

T&N Asbestos Litigation

  In the United States, the Company's United Kingdom subsidiary, T&N Ltd., and two former United States subsidiaries of T&N, plc. (the "T&N Companies") are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many such claims may be made nor the expenditures which may arise therefrom.

  As of December 31, 1999, the T&N Companies had approximately 95,000 claims pending. During 1999, approximately 49,000 new claims were filed and 60,000 claims were settled, dismissed or otherwise resolved. In addition to the pending cases above, the T&N Companies have approximately 64,000 claims that have been settled but will be paid over time. There are a number of factors that could impact the settlement costs into the future, including but not limited to: changes in legal environment; possible insolvency of co-defendants; and the establishment of an acceptable administrative (non-litigation) claims resolution mechanism.

  The $1.1 billion total provision held for the T&N Companies is comprised of an estimate for known claims (pending and settled but not paid) and possible future claims (IBNR). As of December 31, 1999, the $1.1 billion total provision is comprised of approximately $520 million related to known claims and approximately $620 million related to IBNR claims.

  In arriving at the IBNR provision for the T&N Companies, assumptions have been made regarding the total number of claims anticipated to be received in the future, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims and the timing of settlement and, in the United Kingdom, the level of subrogation claims brought by insurance companies.

  T&N Ltd. has appointed the Center for Claims Resolution (CCR) as its exclusive representative in relation to all asbestos-related personal injury claims made against it in the United States. The CCR provides to its member companies a litigation defense, claims-handling and administration service in respect to United States asbestos-related disease claims. Pursuant to the CCR Producer Agreement, T&N Ltd. is entitled to appoint a representative as one of the five voting directors on the CCR's Board of Directors. Members of the CCR contribute towards indemnity payments in each claim in which the member is named. Contributions to such indemnity payments are calculated on a case by case basis according to sharing agreements among the CCR's members.

  Effective January 18, 2000, the two United States subsidiaries withdrew from the CCR membership and appointed a law firm specializing in asbestos matters as their claims handling defense and administrative service provider. Indemnity and defense obligations incurred while members of the CCR will continue to be honored. This change is intended to create greater economic and defense efficiencies for the two companies.

  In 1996, T&N purchased a (Pounds)500 million (approximately $845 million at the insurance agreement exchange rate of $1.69/(Pounds)) layer of insurance which will be triggered should the aggregate costs of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed (Pounds)690 million (approximately $1,166 million at the $1.69/(Pounds) exchange rate). The initial reserve provided for the T&N Companies for claims filed after June 30, 1996 approximated the trigger point of the insurance. The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded, at this time, that there is little risk of the reinsurers not being able to meet their obligation to pay, should the claims filed after June 30, 1996 exceed the (Pounds)690 million trigger point.

  While management believes that reserves are appropriate for anticipated losses arising from asbestos-related claims against the T&N Companies, given the nature and complexity of the factors affecting the estimated liability, the actual liability may differ. No absolute assurance can be given that the T&N Companies will not be subject to material additional liabilities and significant additional litigation relating to asbestos. In the possible, but unlikely event that such liabilities exceed the reserves recorded by the Company and the additional (Pounds)500 million of insurance coverage, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected. The reserve for the T&N Companies is re-evaluated periodically as additional information becomes available.

  During 1999, T&N Ltd. was named in a complaint filed in the United States District Court for the Eastern District of Texas by Owens-Illinois alleging that T&N is liable to Owens-Illinois for Owens-Illinois' own indemnity and defense costs pertaining to asbestos-related personal injury claims. The Company believes it has meritorious defenses to the claim and has successfully defended against similar underlying claims in the past.

Cooper Automotive Asbestos Litigation

  Former businesses of Cooper Automotive, primarily Abex and Wagner, are involved as defendants in numerous court actions in the United States alleging personal injury from exposure to asbestos or asbestos-containing products, mainly involving friction products. In 1998, the Company acquired the capital stock of a Cooper Automotive entity resulting in the assumption by a Company subsidiary of contractual liability, under certain circumstances, for all claims pending and to be filed in the future alleging exposure to certain Wagner automotive and industrial friction products and for all claims filed after August 29, 1998, alleging exposure to certain Abex (non-railroad and non-aircraft) friction products. As of December 31, 1999, Abex has approximately 10,500 claims pending and Wagner has approximately 13,700 claims pending. The Company has completed its assessment of the potential liability and related potential insurance recoveries related to the Cooper Automotive acquisition and has recorded a $325.9 million insurance recoverable asset and a liability of the subsidiaries involved of approximately $400 million. This is the Company's estimate, after taking into account legal counsel's evaluation related to amounts expected to be paid or reimbursed by insurers. In arriving at these provisions, certain assumptions have been made regarding the total number of claims which may be received in the future against these two entities and the average costs associated with such claims.

  Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for the post-August 1998 asbestos claims against Abex has the benefit of that insurance. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex.

  Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner's solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner.

  The ultimate exposure of the Company's subsidiary with respect to claims against Abex and Wagner will depend upon the extent to which the insurance described above will be available to cover such claims, the amounts paid for indemnity and defense, changes in the legal environment and other factors. While the Company believes that the liability and receivable recorded for these claims are reasonable and appropriate, given the nature and complexity of factors affecting the estimated liability and potential insurance recovery, the actual liability and insurance recovery may differ. In the event that the actual liability net of insurance proceeds recovered exceeds the reserve net of insurance receivable recorded by the Company, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected. The asbestos reserves for the businesses acquired as part of the Cooper Automotive acquisition will be re-evaluated periodically as additional information becomes available.

Federal-Mogul and Fel-Pro Asbestos Litigation

  The Company also is sued in its own name as one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The Company's Fel-Pro subsidiary has been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. The Company is defending all such claims vigorously and believes that it and Fel-Pro have substantial defenses to liability and adequate insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company and Fel-Pro as of December 31, 1999, will not have a material effect on the Company's financial position.

Aggregate of Asbestos Liability

  As of December 31, 1999, the Company has provided a total reserve for all of its subsidiaries and businesses with potential asbestos liability of approximately $1.5 billion as its best estimate for future costs related to resolving asbestos claims. The Company estimates claims will be filed and paid in excess of the next 20 years. This estimate is based in part on recent and historical claims experience, medical information and the current legal environment. The company has a corresponding receivable from certain insurance carriers of approximately $325.9 million.

Environmental Matters

  The Company is a defendant in lawsuits filed in various jurisdictions pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other similar federal or state environmental laws which require responsible parties to pay for cleaning up contamination resulting from hazardous wastes which were discharged into the environment by them or by others to which they sent such wastes for disposition. In addition, the Company has been notified by the United States Environmental Protection Agency and various state agencies that it may be a potentially responsible party (PRP) under such law for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. At most of the sites that are likely to be costliest to clean up, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company's exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company's share of the total waste is usually quite small; the other companies which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly owned companies; and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental reserve was approximately $74.5 million at December 31, 1999, and $50.0 million at December 31, 1998. The 1999 increase results from a number of factors, including retaining liabilities from the divestiture of the T&N Bearings Business. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect of such matters.

Market Risk

  In the normal course of business, the Company is subject to market exposure from changes in foreign exchange rates, interest rates and raw material prices. To manage a portion of these inherent risks, the Company purchases various derivative financial instruments and commodity futures contracts. The Company does not hold or issue derivative financial instruments for trading purposes.

Foreign Currency Risk

  A substantial portion of the Company's operations consist of manufacturing and sales activities in foreign jurisdictions. The Company manufactures and sells its products in North America, Europe, South America, Africa and Asia. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are primarily exposed to changes in exchange rates between the United States dollar and European currencies.

  As currency exchange rates change, translation of the statements of operation of the Company's international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally.

  As of December 31, 1999 and 1998, the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $187.4 million and $146.8 million, respectively. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $18.7 million and $14.7 million respectively.

  The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

  The Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forwards. The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs.

  As of December 31, 1999, the Company had entered into foreign currency forward contracts to hedge the British pound against the United States dollar and the Euro against the United States dollar in the amount of $41.3 million and $45.1 million, respectively, with an average contract rate of $1.62/(Pounds) and $1.01/Euro. The Company had also entered into foreign currency forward contracts to hedge the British pound against the Euro, French franc and Italian lira in the amounts of $28.4 million, $25.7 million and $41.8 million with average contract rates of 1.58 Euro/(Pounds), 10.06 franc/(Pounds), 2,982.93 lira/(Pounds), respectively. At December 31, 1999, the unrealized gains or losses on these contracts were not material.

  As of December 31, 1999, the Company had also entered into foreign currency forward contracts to hedge foreign currency debt exposures from the British pound to the Australian dollar, Belgium franc, Czech koruna, Dutch guilder, Danish krone, German mark, Irish punt, Japanese yen, South African rand and Spanish peseta whose notional amounts and related unrealized gains or losses were not material.

  As of December 31, 1998, the Company had entered into foreign currency forward contracts to hedge the British pound against the United States dollar in the amount of $66 million with an average contract rate of $1.62/(Pounds) and an unrealized loss of $3.5 million at December 31, 1998. The Company had also entered into foreign currency forward contracts to hedge the British pound against the South African rand in the amount of $19 million with an average contract rate of 9.99 rand/(Pounds) and an unrealized loss of $4.3 million at December 31, 1998.

  As of December 31, 1998 the Company had also entered into foreign currency forward contracts to hedge foreign currency debt exposures from the British pound to the Australian dollar, Swiss franc, German mark, Danish krone, Spanish peseta, French franc, Hong Kong dollar, Italian lira, Japanese yen and Swedish krona whose notional amounts and related unrealized gains or losses were not material.

  All foreign currency forward contracts purchased will expire within the next twelve months.

Interest Rate Risk

  The Company's variable interest expense is sensitive to changes in the general level of United States interest rates. Most of the Company's interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based upon spot rate observations as of the reporting date.

                           Interest Rate Sensitivity
                     Principal Amount by Expected Maturity
                            As of December 31, 1999
                             (Millions of Dollars)

                                                                                       Fair Value at
                         2000    2001    2002    2003    2004   Thereafter  Total    December 31, 1999
                         ----    ----    ----    ----    ----   ----------  -----    -----------------
Liabilities
Long-term debt,
 including current
 portion
 Fixed rate............. $33.0  $ 44.8  $  5.8  $ 20.9  $250.5   $1,885.0  $2,240.0      $2,040.0
 Average interest rate..  7.71%   7.70%   7.70%   7.68%   7.68%      7.69%     7.69%
 Variable rate.......... $57.8  $111.6  $118.7  $134.5  $261.5   $  186.7  $  870.8      $  870.8
 Average interest rate..  7.32%   7.37%   7.38%   7.37%   7.36%      7.43%     7.37%

                           Interest Rate Sensitivity
                     Principal Amount by Expected Maturity
                            As of December 31, 1998
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

Commodity Price Risk

  The Company is dependent upon the supply of certain raw materials in the production process and has entered into firm purchase commitments for copper, aluminum and nickel. The Company uses forward contracts to hedge against the changes in certain specific commodity prices of the purchase commitments outstanding. As of December 31, 1999, the Company had net unrealized gains for commodity contracts of $0.7 million. As of December 31, 1998, the Company had net unrealized losses for commodity contracts of $1.4 million.

Other Matters

Impact of Year 2000

  In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed its remediation and testing of systems.

  As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. As of December 31, 1999, the Company incurred and expensed approximately $12.1 million and capitalized $7.7 million. Year 2000 program costs incurred during 2000 are not expected to be material and will be funded from operations. The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

Status of Lighting, Wiper and Fuel Businesses

  During the third quarter of 1999, the Company announced plans to sell its lighting, wiper blade and fuel systems businesses. Accordingly, the Company accounted for these businesses as held for sale in its press release on February 2, 2000, and did not include pretax depreciation and amortization totaling $5.2 million related to these businesses in its operating results at such time. Subsequent to the Company's February 2, 2000 press release relative to fourth quarter and total year financial results, the Company, in recognition of the market price available for the businesses held for sale and the continued profitability of these businesses, decided to retain its lighting, wiper blade and fuel systems businesses. As a result, the $5.2 million of depreciation and amortization is reflected in the fourth quarter and total year 1999 financial results.

2000 Restructuring Program

  On February 23, 2000, the Board of Directors of the Company approved a restructuring plan to reduce costs in the Company's aftermarket and OE businesses. Under the restructuring plan, the Company expects to incur restructuring charges of approximately $100 million which it expects to incur over the next two years, the majority of which will be recognized in 2000 when specific actions are finalized. The Company will also incur an additional $100 million in incremental expenses and capital expenditures associated with this plan that will be expensed or capitalized as incurred. The majority of these expenses will occur in 2000 with the remainder over the subsequent two years. As a result of this restructuring plan, the Company may also take a non-cash asset writedown of approximately $35 million to adjust certain assets to their fair value. The Company anticipates recognizing the first of these charges in the first quarter of 2000. It is possible the Company may identify additional areas of potential improvements requiring further restructuring plans.

Item 8. Financial Statements and Supplemental Data

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended December 31
                                                   ----------------------------
                                                     1999      1998      1997
                                                     ----      ----      ----
                                                     (Millions of Dollars,
                                                   Except Per Share Amounts)
Net sales........................................  $6,487.5  $4,468.7  $1,806.6
Cost of products sold............................   4,709.1   3,290.2   1,381.8
                                                   --------  --------  --------
 Gross margin....................................   1,778.4   1,178.5     424.8
Selling, general and administrative expenses.....     848.9     640.8     276.0
Amortization of goodwill and other intangible
 assets..........................................     127.2      83.8       8.9
Purchased in-process research and development
 charge..........................................        --      18.6        --
Restructuring charges (credits)..................        --       7.3      (1.1)
Reengineering and other related credits..........        --        --      (1.6)
Adjustment of assets held for sale and other
 long-lived assets to fair value.................       7.9      19.0       2.4
Integration costs................................      46.9      22.4        --
Interest expense.................................     273.5     204.0      33.3
Interest income..................................      (4.6)    (10.6)     (7.1)
International currency exchange (gains) losses...      (2.7)      4.7       0.6
Net (gain) loss on British pound currency option
 and forward contract............................        --     (13.3)     10.5
Other expense, net...............................      21.4      16.3       3.4
                                                   --------  --------  --------
    Earnings before income taxes, extraordinary
     items and cumulative effect of change in
     accounting principle........................     459.9     185.5      99.5
Income tax expense...............................     180.9      93.6      27.5
                                                   --------  --------  --------
    Earnings before extraordinary items and
     cumulative effect of change in accounting
     principle...................................     279.0      91.9      72.0
Extraordinary items--loss on early retirement of
 debt, net of applicable income tax benefits.....      23.1      38.2       2.6
Cumulative effect of change in accounting for
 costs of start-up activities, net of applicable
 income tax benefit..............................      12.7        --        --
                                                   --------  --------  --------
    Net earnings.................................     243.2      53.7      69.4
Preferred dividends, net of related tax benefit..       2.4       3.6       5.5
                                                   --------  --------  --------
Net Earnings Available for Common Shareholders...  $  240.8  $   50.1  $   63.9
                                                   ========  ========  ========
Earnings Per Common Share:
Basic
  Earnings before extraordinary items and
   cumulative effect of change in accounting
   principle.....................................  $   3.96  $   1.84  $   1.81
  Extraordinary items--loss on early retirement
   of debt, net of applicable income tax
   benefits......................................      (.34)     (.80)     (.07)
  Cumulative effect of change in accounting for
   costs of start-up activities, net of
   applicable income tax benefit.................      (.18)       --        --
                                                   --------  --------  --------
    Net Earnings Available for Common
     Shareholders................................  $   3.44  $   1.04  $   1.74
                                                   ========  ========  ========
Diluted
  Earnings before extraordinary items and
   cumulative effect of change in accounting
   principle.....................................  $   3.59  $   1.67  $   1.67
  Extraordinary items--loss on early retirement
   of debt, net of applicable income tax
   benefits......................................      (.28)     (.71)     (.06)
  Cumulative effect of change in accounting for
   costs of start-up activities, net of
   applicable income tax benefit.................      (.15)       --        --
                                                   --------  --------  --------
    Net Earnings Available for Common
     Shareholders................................  $   3.16  $    .96  $   1.61
                                                   ========  ========  ========

          See accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31
                                                         ----------------------
                                                            1999        1998
                                                            ----        ----
                                                         (Millions of Dollars)
                        ASSETS
Cash and equivalents...................................  $     64.5  $     77.2
Accounts receivable....................................       514.6     1,025.0
Investment in accounts receivable securitization.......       232.2        91.1
Inventories............................................       883.6     1,068.6
Prepaid expenses and income tax benefits...............       331.6       337.7
                                                         ----------  ----------
  Total Current Assets.................................     2,026.5     2,599.6
Property, plant and equipment, net.....................     2,503.7     2,477.5
Goodwill...............................................     3,547.8     3,398.4
Other intangible assets................................       796.3       886.4
Asbestos-related insurance recoverable.................       325.9          --
Other noncurrent assets................................       745.0       578.2
                                                         ----------  ----------
  Total Assets.........................................  $  9,945.2  $  9,940.1
                                                         ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt, including current portion of long-term
 debt..................................................  $    190.8  $    211.0
Accounts payable.......................................       621.9       498.4
Accrued compensation...................................       182.9       200.3
Restructuring and rationalization reserves.............        46.0       178.9
Current portion of asbestos liability..................       180.0       125.0
Income taxes payable...................................        72.3       142.2
Other accrued liabilities..............................       488.7       673.7
                                                         ----------  ----------
  Total Current Liabilities............................     1,782.6     2,029.5
Long-term debt.........................................     3,020.0     3,130.7
Long-term portion of asbestos liability................     1,335.3     1,176.7
Postemployment benefits................................       661.9       660.9
Other accrued liabilities..............................       454.9       343.1
Minority interest in consolidated subsidiaries.........        40.3        38.0
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 convertible subordinated debentures of the
 Company(1)............................................       575.0       575.0
Shareholders' Equity:
 Series C ESOP preferred stock.........................        41.5        44.4
 Series E preferred stock..............................          --       132.7
 Common stock..........................................       352.1       336.8
 Additional paid-in capital............................     1,782.4     1,665.8
 Retained earnings (accumulated deficit)...............       170.3       (69.9)
 Unearned ESOP compensation............................        (7.9)      (15.1)
 Accumulated other comprehensive income................      (262.1)     (106.0)
 Other.................................................        (1.1)       (2.5)
                                                         ----------  ----------
  Total Shareholders' Equity...........................     2,075.2     1,986.2
                                                         ----------  ----------
  Total Liabilities and Shareholders' Equity...........  $  9,945.2  $  9,940.1
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

         See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31
                                                 -----------------------------
                                                   1999       1998      1997
                                                 ---------  ---------  -------
                                                    (Millions of Dollars)
Cash Provided From (Used By) Operating
 Activities
 Net earnings................................... $   243.2  $    53.7  $  69.4
 Adjustments to reconcile net earnings to net
  cash provided from operating activities:
  Depreciation and amortization.................     354.9      228.0     51.5
  Purchased in-process research and development
   charge.......................................       --        18.6      --
  Restructuring charges (credits)...............       --         7.3     (1.1)
  Reengineering and other related credits.......       --         --      (1.6)
  Adjustment of assets held for sale and other
   long-lived assets to fair value..............       7.9       19.0      2.4
  Loss on early retirement of debt..............      36.6       58.1      4.1
  Cumulative effect of change in accounting
   principle....................................      19.5        --       --
  Vesting of restricted stock...................       1.4        0.7      9.0
  Postemployment benefits.......................     (18.8)      10.9     (7.7)
  (Increase) decrease in accounts receivable....     (33.4)      37.5      7.6
  Decrease in inventories.......................     117.2       55.9     59.9
  Increase (decrease) in accounts payable.......     149.7        5.4    (19.5)
  Increase (decrease) in current liabilities and
   other........................................     (57.0)      (2.4)    67.9
  Payments against restructuring and
   rationalization reserves.....................     (80.6)     (78.0)   (26.2)
  Payments against asbestos liability...........    (178.2)     (89.2)     --
                                                 ---------  ---------  -------
   Net Cash Provided From Operating Activities..     562.4      325.5    215.7
Cash Provided From (Used By) Investing
 Activities
 Expenditures for property, plant and equipment
  and other long-term assets....................    (395.2)    (228.5)   (49.7)
 Proceeds from sale of business investments.....      53.3       53.4     73.6
 Proceeds from sale of options..................       --        39.1      --
 Business acquisitions, net of cash acquired....    (371.2)  (4,225.2)   (30.5)
 Other..........................................       --         --       1.1
                                                 ---------  ---------  -------
   Net Cash Used By Investing Activities........    (713.1)  (4,361.2)    (5.5)
Cash Provided From (Used By) Financing
 Activities
 Issuance of common stock.......................       1.2    1,382.2     14.2
 Proceeds from issuance of long-term debt.......   2,123.0    6,197.5    179.6
 Principal payments on long-term debt...........  (2,251.5)  (3,927.6)  (127.4)
 Increase (decrease) in short-term debt.........      (3.0)       0.5   (235.8)
 Fees paid for debt issuance and other
  securities....................................     (25.5)     (76.6)   (42.8)
 Fees for early retirement of debt..............       --       (27.4)    (4.1)
 Sale (repurchase) of accounts receivable under
  securitization................................     304.3       42.6    (31.8)
 Issuance of Company-obligated mandatorily
  redeemable preferred securities...............       --         --     575.0
 Dividends......................................      (4.3)     (10.4)   (24.8)
 Other..........................................      (6.2)      (9.3)    (4.0)
                                                 ---------  ---------  -------
   Net Cash Provided From Financing Activities..     138.0    3,571.5    298.1
                                                 ---------  ---------  -------
   Increase (Decrease) in Cash and Equivalents..     (12.7)    (464.2)   508.3
Cash and equivalents at beginning of year.......      77.2      541.4     33.1
                                                 ---------  ---------  -------
   Cash and Equivalents at End of Year.......... $    64.5  $    77.2  $ 541.4
                                                 =========  =========  =======

          See accompanying Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        Series C                                   Retained                 Accumulated
                          ESOP    Series D & E        Additional   Earnings     Unearned       Other
                        Preferred  Preferred   Common  Paid-In   (Accumulated     ESOP     Comprehensive
                          Stock      Stock     Stock   Capital     Deficit)   Compensation    Income     Other   Total
                        --------- ------------ ------ ---------- ------------ ------------ ------------- -----  --------
                                                             (Millions of Dollars)
Balance at January 1,
 1997.................    $53.1     $  76.6    $175.7  $  283.5    $(193.0)      $(28.4)      $ (40.1)   $(8.9) $  318.5
Net earnings..........                                                69.4                                          69.4
Currency translation..                                                                          (27.4)             (27.4)
Other.................                                                                            1.8                1.8
                                                                                                                --------
 Total Comprehensive
  Income..............                                                                                              43.8
Conversion of Series D
 preferred stock......                (76.6)     22.3      54.3                                                      --
Issuance of stock.....                            3.0      14.7                                            6.7      24.4
Retirement of Series C
 ESOP preferred
 stock................     (4.1)                                                                                    (4.1)
Amortization of
 unearned ESOP
 compensation.........                                                              6.6                              6.6
Dividends.............                                    (24.8)                                                   (24.8)
Preferred dividend tax
 benefits.............                                      4.9                                                      4.9
                          -----     -------    ------  --------    -------       ------       -------    -----  --------
Balance at December
 31, 1997.............     49.0         --      201.0     332.6     (123.6)       (21.8)        (65.7)    (2.2)    369.3
Net earnings..........                                                53.7                                          53.7
Currency translation..                                                                          (36.7)             (36.7)
Other.................                                                                           (3.6)              (3.6)
                                                                                                                --------
 Total Comprehensive
  Income..............                                                                                              13.4
Issuance of Series E
 preferred stock......                225.0                                                                        225.0
Issuance of stock.....                (92.3)    135.8   1,338.4                                           (0.3)  1,381.6
Retirement of Series C
 ESOP preferred
 stock................     (4.6)                                                                                    (4.6)
Amortization of
 unearned ESOP
 compensation.........                                                              6.7                              6.7
Dividends.............                                    (10.4)                                                   (10.4)
Preferred dividend tax
 benefits.............                                      5.2                                                      5.2
                          -----     -------    ------  --------    -------       ------       -------    -----  --------
Balance at December
 31, 1998.............     44.4       132.7     336.8   1,665.8      (69.9)       (15.1)       (106.0)    (2.5)  1,986.2
Net earnings..........                                               243.2                                         243.2
Currency translation..                                                                         (149.7)            (149.7)
Other.................                                                                           (6.4)              (6.4)
                                                                                                                --------
 Total Comprehensive
  Income..............                                                                                              87.1
Conversion of Series E
 preferred stock......               (132.7)     15.2     117.5                                                      --
Issuance of stock,
 net..................                            0.1      (1.1)                                           1.4       0.4
Retirement of Series C
 ESOP preferred
 stock................     (2.9)                                                                                    (2.9)
Amortization of
 unearned ESOP
 compensation.........                                                              7.2                              7.2
Dividends.............                                     (1.3)      (3.0)                                         (4.3)
Preferred dividend tax
 benefits.............                                      1.5                                                      1.5
                          -----     -------    ------  --------    -------       ------       -------    -----  --------
Balance at December
 31, 1999.............    $41.5         --     $352.1  $1,782.4    $ 170.3       $ (7.9)      $(262.1)   $(1.1) $2,075.2
                          =====     =======    ======  ========    =======       ======       =======    =====  ========

          See accompanying Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

  Organization: Federal-Mogul is an automotive parts manufacturer providing innovative solutions and systems to global customers in the automotive, small engine, heavy-duty and industrial markets. The Company manufactures engine bearings, sealing systems, fuel systems, lighting products, pistons, ignition, brake, friction and chassis products. The Company's principal customers include many of the world's original equipment ("OE") manufacturers of such vehicles and industrial products. The Company also manufactures and supplies its products and related parts to the aftermarket.

  Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

  Cash and Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

  Inventories: Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 50% and 53% of the inventory at December 31, 1999 and 1998, respectively. The remaining inventories are recorded using the first-in, first-out (FIFO) method. If inventories had been valued at current cost, amounts reported would have been increased by $45.0 million and $39.0 million as of December 31, 1999 and 1998, respectively.

  Inventory quantity reductions resulting in liquidations of certain LIFO inventory layers increased net earnings by $3.2 million, $3.4 million and $3.2 million ($.04, $.06 and $.08 per diluted share) in 1999, 1998 and 1997, respectively.

  At December 31, inventories consisted of the following:

                                                           1999        1998
                                                         ---------- -----------
                                                         (Millions of Dollars)
   Finished products.................................... $   638.9  $     737.9
   Work-in-process......................................     133.1        147.1
   Raw materials........................................     138.1        208.5
                                                         ---------  -----------
                                                             910.1      1,093.5
   Reserve for inventory valuation......................     (26.5)       (24.9)
                                                         ---------  -----------
                                                         $   883.6  $   1,068.6
                                                         =========  ===========

  Goodwill and Other Intangible Assets: At December 31, goodwill and other intangible assets, which result principally from acquisitions, consisted of the following:

                                              Estimated
                                             Useful Life    1999        1998
                                             ----------- ----------  ----------
                                                         (Millions of Dollars)
   Goodwill.................................    40 years $  3,725.7  $  3,481.8
   Accumulated amortization.................                 (177.9)      (83.4)
                                                         ----------  ----------
     Total Goodwill.........................             $  3,547.8  $  3,398.4
                                                         ==========  ==========
   Trademarks...............................    40 years $    415.7  $    417.6
   Developed technology..................... 12-30 years      368.1       390.1
   Assembled workforce......................    15 years       76.9        88.1
   Other....................................  5-20 years       14.4        39.9
                                                         ----------  ----------
                                                              875.1       935.7
   Accumulated amortization.................                  (78.8)      (49.3)
                                                         ----------  ----------
     Total Other Intangible Assets..........             $    796.3  $    886.4
                                                         ==========  ==========

  Intangible assets are periodically reviewed for impairment based on an assessment of future cash flows or fair value for assets held for sale. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Impairment charges recorded in 1999, 1998 and 1997 related primarily to assets held for sale.

  Revenue Recognition: The Company recognizes revenue and estimated returns from product sales and the related customer incentive and warranty expense when goods are shipped to the customer.

  Research and Development and Advertising Costs: The Company expenses research and development costs as incurred. Research and development expense was $128.0 million, $85.0 million and $13.1 million for 1999, 1998 and 1997, respectively.

  Costs associated with advertising and promotion are expensed as incurred. Advertising and promotion expense was $59.8 million, $45.9 million, $31.8 million for 1999, 1998 and 1997, respectively.

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

  Environmental Liabilities: The Company recognizes environmental liabilities when a loss is probable and estimable. Such liabilities are generally not subject to insurance coverage. Engineering and legal specialists within the Company, based on current law and existing technologies, estimate each environmental obligation. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties will be able to fulfill their commitments at the sites where the Company may be jointly and severally liable with such parties (refer to Note 16, "Litigation and Environmental Matters").

  The Company regularly evaluates and revises its estimates for environmental obligations based on expenditures against established reserves and the availability of additional information.

  Integration Costs: These are incremental direct costs associated with integrating material acquisitions and include such one-time items as brand integration, costs to pack and move productive inventory and fixed assets from one location to another, and costs to change the identity of entities acquired. Such costs are expensed as incurred.

  Derivative Financial Instruments: The Company has used interest rate lock agreements to synthetically manage the interest rate characteristics of certain outstanding debt to a more desirable fixed rate basis or to limit the Company's exposure to rising interest rates, and uses forward foreign exchange contracts to minimize and lock the amount of currency payments for certain transactions that are denominated in certain foreign currencies, and forward contracts to hedge against the changes in certain specific commodity prices of the purchase commitments outstanding (collectively "derivative contracts").

  Interest rate differentials to be paid or received as a result of settled interest rate lock agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. Recorded amounts related to derivative contracts are included in other assets or liabilities. The fair values of interest rate lock agreements and forward contracts are not recognized in the financial statements.

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

  Comprehensive Income: The Company displays comprehensive income in the Consolidated Statements of Shareholders' Equity. At December 31, 1999 and 1998, comprehensive income consisted of $252.0 million and $102.3 million of foreign currency translation adjustments, respectively, and $10.1 million and $3.7 million of other comprehensive income, primarily minimum pension funding, respectively.

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

  Effect of Accounting Pronouncements: Effective January 1, 1999, the Company adopted AICPA Statement of Position (SOP) 98-5, Reporting the Costs of Start-Up Activities. SOP 98-5 requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. The unamortized balance of start-up costs written off as a cumulative effect of an accounting change was approximately $12.7 million, net of tax.

  The following table summarizes the pro forma net earnings and per share amounts for each period presented. Pro forma amounts assume the change in application of accounting principle was applied retroactively (unaudited):

                                                              1999  1998  1997
                                                             ------ ----- -----
                                                                (Millions of
                                                              Dollars, Except
                                                             Per Share Amount)
   Net earnings as reported................................. $243.2 $53.7 $69.4
   Pro forma................................................ $255.9 $45.3 $65.1
   Basic earnings per share as reported..................... $ 3.44 $1.04 $1.74
   Pro forma................................................ $ 3.63 $ .87 $1.62
   Diluted earnings per share as reported................... $ 3.16 $ .96 $1.61
   Pro forma................................................ $ 3.31 $ .80 $1.51

  In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the effective date of SFAS No. 133 was delayed by one year to January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The effect of adoption of this statement on the Company's earnings or financial position has not been finalized.

  In 1999, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on issue No. 99-5, Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements. The EITF addresses the accounting for pre-production costs relating to design and development of production parts and tooling. The EITF is required to be applied beginning January 1, 2000. The Company does not believe the adoption of this pronouncement will have a material effect on the Company's financial position or financial operations as its current accounting practices are consistent with the pronouncement.

2. Acquisitions of Businesses

1999 Acquisitions:

  In January 1999, the Company completed its acquisition of the piston division of Alcan Deutschland GmbH (Alcan) in Germany, a subsidiary of Alcan Aluminum Ltd. in Canada. The division manufactures pistons for passenger cars and commercial vehicles under the Nural(R) brand name. The piston division employs approximately 1,100 people with 1998 annual sales of approximately $150 million.

  Also in January 1999, the Company completed its acquisition of certain manufacturing operations of Crane Technologies, Inc. (Crane) to increase its camshaft capacity. Its two plants, located in Orland, Indiana and Jackson, Michigan, employ approximately 230 people with 1998 annual sales of approximately $36 million.

1998 Acquisitions:

T&N

  In March 1998, the Company acquired T&N plc (T&N), a manufacturer of high technology engineered automotive components and industrial materials, based in Manchester, England for consideration (including direct costs of the acquisition) of approximately $2.4 billion. The Company also assumed cash of approximately $185 million and debt of approximately $745 million.

  The Company recognized an $18.6 million charge in the first quarter of 1998 associated with the estimated fair value of purchased in-process research and development for which technological feasibility had not been established and the in-process technology had no future alternative uses.

Cooper Automotive

  In October 1998, the Company acquired the automotive division of Cooper Industries, Inc. (Cooper Automotive), headquartered in St. Louis, Missouri, for initial consideration of approximately $1.9 billion. The Cooper Automotive purchase agreement included a price adjustment based upon acquired net assets, as defined in the agreement, under which the Company made additional cash payments of $154.9 million in 1999. Cooper is a leading supplier of aftermarket parts for repair and maintenance and serves OE automobile manufacturers worldwide.

Fel-Pro

  In February 1998, the Company acquired Fel-Pro, Incorporated and certain affiliated entities which constitute the operating businesses of the Fel-Pro group of companies (Fel-Pro), a privately owned gasket manufacturer headquartered in Skokie, Illinois, for a total consideration of approximately $722 million, which included 1,030,326 shares of Federal-Mogul Series E Stock with an imputed value of $225 million and approximately $497 million in cash. Fel-Pro is a leading gasket manufacturer in the North American aftermarket and OE heavy-duty market.

  The Alcan, Crane, T&N, Cooper Automotive and Fel-Pro acquisitions have been accounted for as purchases and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on estimated fair values as of the acquisition dates. The consolidated statements of operations for the years ended December 31, 1999 and 1998 include the operating results of the acquired businesses, exclusive of the T&N Bearings Business and the Fel-Pro Chemical Business (refer to "Divestiture of Acquired Businesses" below) from their respective acquisition dates.

Rationalization of Acquired Businesses

  In connection with the T&N, Cooper Automotive and Fel-Pro acquisitions in 1998 the Company recognized $216.8 million as acquired liabilities related to the rationalization and integration of acquired businesses. The rationalization reserves provided for $180.0 million in relocation and severance costs, and $36.8 million in exit costs, and were recorded as a component of goodwill in the purchase price allocation.

  The components of the integration plan included: closure of certain manufacturing facilities worldwide; relocation of highly manual manufacturing product lines to more suitable locations; consolidation of overlapping manufacturing, technical and sales facilities and joint ventures;
consolidation of overlapping aftermarket warehouses; consolidation of aftermarket marketing and customer support functions; and streamlining of administrative, sales, marketing and product engineering staffs worldwide.

  The Company paid $72.2 million and $61.6 million related to these rationalization reserves in 1999 and 1998, respectively. Also during 1999, the Company made adjustments to reduce the rationalization reserves, with an offsetting amount to goodwill, by $47.9 million. These adjustments related to the finalization of rationalization plans. As of December 31, 1999, remaining rationalization reserves were $30.3 million, primarily relating to the closure of several Powertrain Systems facilities in Europe and the consolidation of aftermarket warehouses in Europe. These costs are expected to be paid in 2000.

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

  In December 1998, the Company sold the T&N Bearings Business, consisting of the Glacier Vandervell Bearings Group and the AE Clevite North American non-bearing aftermarket engine hard parts business, to Dana Corporation for $430 million. These proceeds were subsequently used to pay down debt. Furthermore, the Company realized additional net proceeds of approximately $13 million from the collection of receivables of the business sold. Prior to the sale of the T&N Bearings Business to Dana Corporation, a portion of the business was sold for approximately $12 million in August 1998.

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

                   Unaudited Pro Forma Financial Information
                (Millions of Dollars, Except Per Share Amounts)

                                                       Year Ended December 31
                                                       -----------------------
                                                          1998        1997
                                                       ----------- -----------
   Net sales.......................................... $   6,444.1 $   6,644.7
   Net earnings (loss)................................ $     152.0 $      (4.9)
   Earnings (loss) per share.......................... $      2.12 $      (.19)
   Earnings (loss) per share assuming dilution........ $      1.95 $      (.19)

3. Sales of Businesses

  In 1999, the Company sold its subsidiary, Bertolotti Pietro e Figli, S.r.l. (Bertolotti), an Italian aftermarket operation. In 1998, the Company recognized a $20.0 million charge primarily associated with the writedown of Bertolotti's assets to their estimated fair value. In 1999, the Company recognized an additional $7.9 million loss associated with the writedown of Bertolotti's assets to their fair value resulting from the sale. Offsetting the loss was a tax benefit of $7.9 million resulting from the sale.

  Also during 1999, the Company sold its South African heat transfer business. The business had sales of approximately $56 million in 1998 in four South African locations and employed approximately 1,200 people. The Company did not realize a significant gain or loss on this transaction.

  In February 1998, the Company divested its minority interest in G. Bruss GmbH & Co. KG (Bruss), a German manufacturer of seals and gaskets. As part of the divestiture agreement, the Company increased its ownership to 100% in its Summerton, South Carolina gasket manufacturing plant. The Company received net proceeds of approximately $46 million related to the divestiture agreement and recognized a gain on the divestiture of $6.0 million. The gain on the divestiture is included as a component of other expense. In addition, the Company closed or sold substantially all its remaining retail aftermarket operations during 1998.

  During 1997, the Company received $73.6 million in net cash proceeds from the sale of its aftermarket operations in South Africa, Australia and Chile, and its heavy wall bearing operations in Germany and Brazil.

4. Restructuring Charges

  The following is a summary of restructuring charges and related activity for 1997, 1998 and 1999 (in millions of dollars):

                           1995 and 1996
                           Restructuring   1997 Restructuring      1998 Restructuring      1999 Restructuring
                            Provisions          Provision               Provision               Provision
                          ---------------  ----------------------  ----------------------  ----------------------
                          Severance Exit    Severance    Exit       Severance    Exit       Severance    Exit      Total
                          --------- -----  -----------  ---------  -----------  ---------  -----------  ---------  ------
Balance of restructuring
 reserves at
 January 1, 1997........   $ 38.0   $17.2                                                                          $ 55.2
 1997 restructuring
  charge................       --      --    $    16.7  $     5.3                                                    22.0
 Adjustment to
  restructuring
  reserves..............    (20.8)   (2.3)          --         --                                                   (23.1)
                           ------   -----    ---------  ---------                                                  ------
1997 restructuring
 charges (net)..........    (20.8)   (2.3)        16.7        5.3                                                    (1.1)
Payments against
 restructuring
 reserves...............    (11.6)   (5.4)        (0.1)        --                                                   (17.1)
                           ------   -----    ---------  ---------                                                  ------
Balance of restructuring
 reserves at
 December 31, 1997......      5.6     9.5         16.6        5.3                                                    37.0
 1998 restructuring
  charges...............       --      --           --         --    $    16.0  $     0.3                            16.3
 Adjustment to
  restructuring
  reserves..............       --    (2.4)        (4.6)      (2.0)          --         --                            (9.0)
                           ------   -----    ---------  ---------    ---------  ---------                          ------
1998 restructuring
 charges (net)..........       --    (2.4)        (4.6)      (2.0)        16.0        0.3                             7.3
Payments against
 restructuring
 reserves...............     (1.1)   (5.8)        (6.1)      (0.1)        (3.3)        --                           (16.4)
                           ------   -----    ---------  ---------    ---------  ---------                          ------
Balance of restructuring
 reserves at
 December 31, 1998......      4.5     1.3          5.9        3.2         12.7        0.3                            27.9
 1999 restructuring
  charges...............                                                                     $    11.1  $     2.1    13.2
 Adjustment to
  restructuring
  reserves..............     (0.9)   (0.6)        (3.1)      (2.3)        (6.1)      (0.2)          --         --   (13.2)
                           ------   -----    ---------  ---------    ---------  ---------    ---------  ---------  ------
1999 restructuring
 charges (net)..........     (0.9)   (0.6)        (3.1)      (2.3)        (6.1)      (0.2)        11.1        2.1     --
Payments and charges
 against restructuring
 reserves...............     (3.6)   (0.7)        (2.8)      (0.9)        (0.8)      (0.1)        (3.1)      (0.2)  (12.2)
                           ------   -----    ---------  ---------    ---------  ---------    ---------  ---------  ------
Balance of restructuring
 reserves at
 December 31, 1999......   $   --   $  --    $      --  $      --    $     5.8  $      --    $     8.0  $     1.9  $ 15.7
                           ======   =====    =========  =========    =========  =========    =========  =========  ======

1999 Restructuring Provision

  In 1999, the Company recognized $13.2 million of restructuring charges related to severance and exit costs. Employee severance costs of $11.1 million resulted from planned terminations in certain European operations of the Company, employees at the Company's Milan, Michigan plant, and certain executive severances. The severance costs were based on the estimated amounts that will be paid to the affected employees pursuant to the Company's workforce reduction policies and certain governmental regulations. Total headcount reductions are expected to be approximately 250 employees. Exit costs of $2.1 million were related to the closing of the Company's Milan plant and French bearing operations. These actions are expected to be primarily completed in 2000.

  Also in 1999, the Company recognized $13.2 million of reversals of restructuring charges recorded in previous years. These reversals resulted primarily from lower than expected employee severance costs principally associated with the reduction of the aftermarket sales force and consolidation of certain operations in the Americas.

1998 Restructuring Provision

  In 1998, as a result of the T&N, Cooper Automotive and Fel-Pro acquisitions, the Company recognized $16.3 million of restructuring charges related to restructuring the Company's operations in place prior to these acquisitions. Employee severance costs resulted from planned terminations of approximately 1,800 employees in various business operations of the Company. The severance costs were based on the estimated and actual amounts that will be paid to the affected employees pursuant to the Company's workforce reduction policies and certain foreign governmental regulations. The Company anticipates that the remaining actions related to the 1998 restructuring plan will be completed in 2000.

  Also in 1998, the Company recognized restructuring credits of $9.0 million for a reversal of charges recorded in previous years. The Company was able to sell, rather than liquidate, its retail operations in Puerto Rico causing this reversal.

1997 Restructuring Provision

  Results of operations in 1997 include a $22.0 million charge for 1997 severance and exit costs. The restructuring actions were designed to improve the Company's cost structure, streamline operations and divest the Company of under performing assets.

  Employee severance costs for 1997 resulted from the planned and actual termination of approximately 500 employees in various business operations of the Company. The severance costs were based on the minimum levels that will be paid to the affected employees pursuant to the Company's workforce reduction policies and certain foreign governmental regulations.

  Exit costs for 1997 principally include lease termination costs for certain North American distribution service branches and retail aftermarket operations in Puerto Rico, and the consolidation of certain European distribution, and North American and European manufacturing operations. The 1997 restructuring actions were completed during 1999.

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

  Also in January 1998, in anticipation of the then pending T&N acquisition, the Company entered into a forward contract to purchase (Pounds)1.5 billion for approximately $2.45 billion. As a result of favorable fluctuations in the British pound/United States dollar exchange rate during the contract period, the Company recognized a $30.6 million gain.

  The Company entered into the above transactions to serve as economic hedges for the purchase of T&N. Such transactions, however, did not qualify for hedge accounting under GAAP, and therefore both the loss on the British pound currency option and the gain on the British pound forward contract are reflected in the consolidated statement of operations caption "Net (gain) loss on British pound currency option and forward contract."

6. Debt

  Long-term debt at December 31 consists of the following:

                                                             1999       1998
                                                          ---------- ----------
                                                          (Millions of Dollars)
   Senior Credit Agreements:
     Term loans.........................................  $    750.0 $  1,893.6
     Multi-currency revolving credit facility...........        65.0         --
   Notes due 2004 -- 7.5%, issued in 1998...............       249.6      249.5
   Notes due 2006 -- 7.75%, issued in 1998..............       399.9      399.9
   Notes due 2006 -- 7.375%, issued in 1999.............       398.6         --
   Notes due 2009 -- 7.5%, issued in 1999...............       597.6         --
   Notes due 2010 -- 7.875%, issued in 1998.............       349.2      349.2
   Medium-term notes -- due between 2000 and 2005,
    average rate of 8.8%, issued in 1994 and 1995.......       104.0      125.0
   Senior notes -- due in 2007, rate of 8.8%, issued in
    1997................................................       124.7      124.7
   ESOP obligation -- due in 2000, average rate of
    7.19%...............................................         7.9       14.7
   Other................................................        64.3       82.6
                                                          ---------- ----------
                                                             3,110.8    3,239.2
   Less current maturities included in short-term debt..        90.8      108.5
                                                          ---------- ----------
                                                          $  3,020.0 $  3,130.7
                                                          ========== ==========

  In February 1999, the Company entered into a new $1.75 billion Senior Credit Agreement at variable interest rates, which contains a $1.0 billion multicurrency revolving credit facility and two term loan components. The revolving credit facility has a five-year maturity. The term loan components of $400 million and $350 million mature in five and six years, respectively. The proceeds of this Senior Credit Agreement were used to refinance the prior Senior Credit Agreements entered into in connection with the T&N and Cooper Automotive acquisitions as well as the $400 million multi-currency revolving credit facility related to the T&N acquisition. As a result of these transactions, the Company recognized an extraordinary charge in the first quarter of 1999 of approximately $14.6 million, net of tax, related to the early extinguishment of debt. The Company had $815.0 million outstanding under these Senior Credit Agreements as of December 31, 1999, which were due from 2000 to 2005 with an average interest rate of 7.36%.

  In January 1999, the Company issued $1.0 billion of bonds with maturities ranging from seven to ten years, a weighted average yield of 7.53% and a weighted average coupon of 7.45%. Proceeds were used to repay borrowings under the Senior Credit Agreements. As a result of this transaction, the Company recognized an extraordinary charge in the first quarter of 1999 of approximately $8.5 million, net of tax, related to early extinguishment of debt.

  In 1998, in connection with the acquisitions of T&N and Cooper Automotive, the Company entered into Senior Credit Agreements. The Company had $1,893.6 million outstanding under these Senior Credit Agreements as of December 31, 1998, which were due from 1999 to 2005 with an average interest rate of 7.33%. These Agreements were replaced with the 1999 Senior Credit Agreements discussed above.

  The proceeds from the 2004, 2006 and 2010 notes were used to repay amounts previously outstanding under the Senior Credit Agreements. Such repayments and other repayments resulting from the proceeds of equity offerings (refer to Note 9, "Capital Stock and Preferred Share Purchase Rights") and the early retirement of private placement debt assumed in the T&N acquisition and related make-whole payment resulted in the extraordinary loss on the early retirement of debt in 1998 of $38.2 million, net of applicable income tax benefits of $19.9 million.

  The Company has pledged 100% of the capital stock of certain United States subsidiaries, 65% of capital stock of certain foreign subsidiaries and certain intercompany loans to secure the Senior Credit Agreements of the Company; certain of such pledges also extend to the Notes, Medium-Term Notes and Senior Notes. In addition, certain subsidiaries of the Company have guaranteed the senior debt (refer to Note 18, "Consolidating Condensed Financial Information of Guarantor Subsidiaries").

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

  The weighted average interest rate for the Company's short-term debt was approximately 7.42% and 7.75% as of December 31, 1999 and 1998, respectively.

  Aggregate maturities of long-term debt for each of the years following 2000 are, in millions: 2001 -- $156.4; 2002 -- $124.5; 2003 -- $155.4; 2004 --
 $512.0 and thereafter $2,071.7.

  Interest paid in 1999, 1998 and 1997 was $240.3 million, $173.4 million and $30.7 million, respectively.

7. Financial Instruments

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

  As of December 31, 1999, the Company has foreign exchange forward contracts principally for British pound exposures relating to the United States dollar, Euro, French franc, and Italian lira. The Company also has foreign exchange forward contracts for United States dollar exposure relating to the Euro. At December 31, 1999, the unrealized gains or losses relating to these contracts were not material.

  The Company enters into copper, aluminum and nickel contracts to hedge against the risk of price increases. These contracts are expected to offset the effects of price changes on the firm purchase commitments for copper, aluminum and nickel. Under the agreements, the Company was committed to purchase approximately 3.6, 6.4 and 0.5 million pounds of copper, aluminum, and nickel respectively. The net unrealized gain on these firm purchase commitments were not material.

  Deferred gains and losses are included in other assets and liabilities and recognized in operations when the future purchase, sale or payment (in the case of the asbestos liability) occurs, or at the point in time when the purchase, sale or payment is no longer expected to occur.

Accounts Receivable Securitization

  In July 1999, the Company entered into a new $450 million accounts receivable securitization agreement replacing the existing $150 million agreement. The facility maturity date is June 28, 2000. Net proceeds were used to repay borrowings under the Senior Credit Agreement's multicurrency revolving credit facility.

  On an ongoing basis, the Company sells certain accounts receivable to Federal-Mogul Funding Corporation (FMFC), a wholly-owned subsidiary of the Company, which then sells such receivables, without recourse, to a financial conduit. Amounts excluded from the balance sheets under these arrangements were $410.1 million and $105.8 million at December 31, 1999 and 1998, respectively. The Company's retained interest in the accounts receivable sold to FMFC is included in the consolidated balance sheet caption "Investment in Accounts Receivable Securitization."

Concentrations of Credit Risk

  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company's customer base includes virtually every significant global automotive manufacturer and a large number of distributors and installers of automotive aftermarket parts. The Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions help to mitigate any concentration of credit risk. The Company requires placement of investments in financial institutions evaluated as highly creditworthy.

  The Company does not generally require collateral for its trade accounts receivable or those assets included in the investment in accounts receivable securitization. The allowance for doubtful accounts of $69.3 million and $60.4 million at December 31, 1999 and 1998, respectively, is based upon the expected collectibility of trade accounts receivable.

Fair Value of Financial Instruments

  The carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable, accounts payable and short-term debt approximate their fair values. The carrying amounts and estimated fair values of the Company's long-term debt, including the current portion were $3,110.8 million and $2,910.8 million, respectively, at December 31, 1999. The carrying amounts and estimated fair values of the Company's long-term debt, including the current portion were $3,239.2 million and $3,274.8 million, respectively, at December 31, 1998. The fair value of the long-term debt is estimated using discounted cash flow analysis and the Company's current incremental borrowing rates for similar types of arrangements.

8. Property, Plant and Equipment

  Property, plant and equipment are stated at cost and include expenditures that materially extend the useful lives of existing buildings, machinery and equipment.

  Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Depreciation expense for the years ended December 31, 1999, 1998 and 1997, was $221.4 million, $144.2 million and $42.6 million, respectively.

  At December 31, property, plant and equipment consisted of the following:

                                             Estimated
                                            Useful Life    1999        1998
                                            ----------- ----------  ----------
                                                        (Millions of Dollars)
   Land....................................          -- $    145.7  $    139.4
   Buildings and building improvements..... 24-40 years      496.1       560.1
   Machinery and equipment.................  3-12 years    2,402.9     2,097.6
                                                        ----------  ----------
                                                           3,044.7     2,797.1
   Accumulated depreciation................                 (541.0)     (319.6)
                                                        ----------  ----------
                                                        $  2,503.7  $  2,477.5
                                                        ==========  ==========

  Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are, in millions: 2000 -- $41.7; 2001 --
 $33.1; 2002 -- $27.1; 2003 -- $21.6, 2004 -- $19.8 and thereafter $45.2.

  Total rental expense under operating leases was $52.6 million in 1999, $46.5 million in 1998 and $29.1 million in 1997, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

9. Capital Stock and Preferred Share Purchase Rights

  The Company's articles of incorporation authorize the issuance of 260,000,000 shares of common stock, of which 70,422,525 shares, 67,233,216 shares and 40,196,603 shares were outstanding at December 31, 1999, 1998 and 1997, respectively.

  In December 1998, the Company completed an equity offering of 14.1 million shares of common stock. The net proceeds from the sale of the common stock of $781.2 million were used to reduce the Senior Credit Agreements associated with the acquisition of Cooper Automotive.

  In June 1998, the Company issued 12.7 million shares of common stock, including 2.1 million shares which were converted from Series E Stock. The net proceeds from the sale of the common stock of $592 million were used to prepay the entire outstanding principal amount under the Senior Subordinated Credit Agreement and partially repay the Senior Credit Agreement (refer to Note 2, "T&N" in "1998 Acquisitions").

  In February 1998, in connection with the Fel-Pro acquisition, the Company issued 1,030,326 shares Series E Stock with an imputed value of $225 million. The shares of Series E Stock were exchangeable into shares of the Company's common stock at a rate of five shares of common stock per share of Series E Stock. In conjunction with the June 1998 common stock offering described above, the Company converted 422,581 shares of Series E Stock into approximately 2.1 million shares of common stock. On February 24, 1999, the remaining 607,745 shares of the Company's Series E Stock were exchanged into shares of the Company's common stock.

  In August 1997, the Company announced a call for the redemption of all its outstanding $3.875 Series D Convertible Exchangeable Preferred Stock. These preferred stockholders elected to convert each preferred share into 2.778 shares of common stock. The Company issued 4.4 million shares of common stock in exchange for all the outstanding Series D Convertible Exchangeable Preferred Stock.

  The Series C ESOP Convertible Preferred Stock shares of stock are used to fund a portion of the Company's matching contributions within the Salaried Employees' Investment Program. The Series C ESOP preferred stock is convertible into shares of the Company's common stock at a rate of two shares of common stock for each share of preferred stock. There were 701,758, 724,644 and 762,939 shares of Series C ESOP preferred stock outstanding at December 31, 1999, 1998 and 1997, respectively. The Series C ESOP preferred shares pay dividends at a rate of 7.5%. The Company repurchased and retired 28,549, 38,295 and 72,959 Series C ESOP preferred shares valued at $2.9 million, $4.6 million and $4.1 million during 1999, 1998 and 1997, respectively. All of the repurchases represent plan distributions or fund transfers for participants in the plan.

  The charge to operations for the cost of the ESOP was $5.5 million in 1999, $5.2 million in 1998 and $5.2 million in 1997. The Company made cash contributions to the plan of $8.2 million in 1999, $8.2 million in 1998 and $8.1 million in 1997, including preferred stock dividends of $3.4 million in 1999, $3.6 million in 1998 and $3.8 million in 1997. ESOP shares are released as principal and interest on the debt is paid. The ESOP Trust uses the preferred dividends not allocated to employees to make principal and interest payments on the debt. Compensation expense is measured based on the fair value of shares committed to be released to employees. Dividends on ESOP shares are treated as a reduction of retained earnings in the period declared. The number of allocated shares and suspense shares held by the ESOP were 621,088 and 80,670 at December 31, 1999, 563,995 and 160,649 at December 31, 1998, and 512,147
and 250,792 at December 31, 1997, respectively. There were no committed-to-be-released shares at December 31, 1999, 1998 and 1997. Any repurchase of the ESOP shares is strictly at the option of the Company.

  The Company's common stock is subject to a Rights Agreement under which each share has attached to it a Right to purchase one one-thousandth of a share of a new series of Preferred Stock, at a price of $250 per Right. In the event an entity acquires or attempts to acquire 10% (20% in the case of an institutional investor) or more of the then outstanding shares, each Right would entitle the holder to purchase a number of shares of common stock pursuant to a formula contained in the Agreement. These Rights will expire on April 30, 2009, but may be redeemed at a price of $.01 per Right at any time prior to a public announcement that the above event has occurred. The Board may amend the Rights at any time without shareholder approval.

10. Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures of the Company

  In December 1997, the Company's wholly owned financing trust ("Affiliate") completed a $575 million private issue of 11.5 million shares of 7.0% Trust Convertible Preferred Securities ("TCP Securities") with a liquidation value of $50 per convertible security. The net proceeds from the TCP Securities were used to purchase an equal amount of 7.0% Convertible Junior Subordinate Debentures ("Debentures") of the Company. The TCP Securities represent an undivided interest in the Affiliate's assets, with a liquidation preference of $50 per security.

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

11. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

                                                            1999   1998   1997
                                                           ------  -----  -----
Numerator:
  Net earnings...........................................  $243.2  $53.7  $69.4
  Extraordinary items -- loss on early retirement of
   debt, net of applicable tax benefits..................    23.1   38.2    2.6
  Cumulative effect of change in accounting for costs of
   start-up activities, net of applicable income tax
   benefit...............................................    12.7    --     --
                                                           ------  -----  -----
  Earnings before extraordinary items and cumulative
   effect change in accounting principle.................   279.0   91.9   72.0
  Series C preferred dividend requirement................    (2.2)  (2.3)  (2.4)
  Series D preferred dividend requirement................     --     --    (3.1)
  Series E preferred dividend requirement................    (0.2)  (1.3)   --
                                                           ------  -----  -----
  Numerator for basic earnings per share -- income
   available to common shareholders before extraordinary
   items and cumulative effect of change in accounting
   principle.............................................  $276.6  $88.3  $66.5
  Effect of dilutive securities:
    Series C preferred dividend requirement..............     2.2    2.3    2.4
    Series D preferred dividend requirement..............     --     --     3.1
    Series E preferred dividend requirement..............     0.2    1.3    --
    Minority interest -- preferred securities of an
     affiliate...........................................    25.4    --     --
    Additional required ESOP contribution................    (2.2)  (2.1)  (1.9)
                                                           ------  -----  -----
  Numerator for diluted earnings per share -- income
   available to common shareholders after assumed
   conversions, before extraordinary items and cumulative
   of effect change in accounting principle..............  $302.2  $89.8  $70.1
  Numerator for basic earnings per share -- income
   available to common shareholders after extraordinary
   items and cumulative effect of change in accounting
   principle.............................................  $240.8  $50.1  $63.9
  Numerator for diluted earnings per share -- income
   available to common shareholders after extraordinary
   items and cumulative effect change in accounting
   principle.............................................  $266.4  $51.6  $67.5
Denominator:
  Denominator for basic earnings per share -- weighted
   average shares........................................    69.8   48.1   36.6
  Effect of dilutive securities:
    Dilutive stock options outstanding...................     0.5    0.8    0.4
    Nonvested stock......................................     0.1    0.1    0.3
    Conversion of Series C preferred stock...............     1.4    1.5    1.6
    Conversion of Series D preferred stock...............     --     --     3.0
    Conversion of Series E preferred stock...............     0.5    3.2    --
    Conversion of Company-obilgated mandatorily
     redeemable preferred securities.....................    11.2    --     --
    Contingently issuable shares of common stock.........     0.7    --     --
                                                           ------  -----  -----
  Dilutive potential common shares.......................    14.4    5.6    5.3
                                                           ------  -----  -----
  Denominator for dilutive earnings per share -- adjusted
   weighted average shares and assumed conversions.......    84.2   53.7   41.9
                                                           ======  =====  =====
Basic earnings per share before extraordinary items and
 cumulative effect of change in accounting principle.....  $ 3.96  $1.84  $1.81
                                                           ======  =====  =====
Basic earnings per share after extraordinary items and
 cumulative effect of change in accounting principle.....  $ 3.44  $1.04  $1.74
                                                           ======  =====  =====
Diluted earnings per share before extraordinary items and
 cumulative effect of change in accounting principle.....  $ 3.59  $1.67  $1.67
                                                           ======  =====  =====
Diluted earnings per share after extraordinary items and
 cumulative effect of change in accounting principle.....  $ 3.16  $ .96  $1.61
                                                           ======  =====  =====

  For additional disclosures regarding the Series C, Series D and Series E preferred stock, the employee stock options and non-vested stock shares, refer to Note 9, "Capital Stock and Preferred Share Purchase Rights," and Note 12, "Incentive Stock Plans".

  Convertible preferred securities (refer to Note 10, "Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures of the Company") redeemable for 11.2 million shares of common stock were outstanding for 1998 and a portion of 1997 but were not included in the computation of diluted earnings per share because the effect would be antidilutive. These shares were dilutive in 1999 and therefore included in the computation of earnings per share.

12. Incentive Stock Plans

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

  Under the plans, awards vest from six months to five years after their date of grant, as determined by the Board of Directors at the time of grant. At December 31, 1999, there were 513,836 shares available for future grants under the plans.

  In October 1997, the Company met certain share price performance criteria under the 1989 Long-Term Incentive Plan which resulted in the recognition of $5.4 million in compensation expense relating to the vesting of restricted stock awards. The total compensation cost that has been charged to operations for vesting of restricted stock awards was $1.4 million, $0.7 million and $9.0 million in 1999, 1998 and 1997, respectively.

  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock awards. Accordingly, no compensation cost has been recognized for its stock option grants, as the exercise price of the Company's employee stock options equals the underlying stock price on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock Based Compensation, the Company's net earnings, in millions, and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                              1999  1998  1997
                                                             ------ ----- -----
                                                                (Millions of
                                                              Dollars, Except
                                                             Per Share Amounts)
   Net earnings as reported................................. $243.2 $53.7 $69.4
   Pro forma................................................ $230.3 $48.3 $70.7
   Basic earnings per share as reported..................... $ 3.44 $1.04 $1.74
   Pro forma................................................ $ 3.27 $ .93 $1.78
   Diluted earnings per share as reported................... $ 3.16 $ .96 $1.61
   Pro forma................................................ $ 3.01 $ .86 $1.64

  Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its employee stock options under the fair value method. The fair value for options is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.2%; dividend yields of 0.03%, 0.2% and 1.5%; volatility factors of the expected market price of the Company's common stock of 48.0%,

30.1%, and 27.2% and a weighted average expected life of the option of five years. The fair value of nonvested stock awards is equal to the market price of the stock on the date of the grant.

  The weighted-average fair value and the total number (in millions) of options granted was $16.81, $22.36 and $9.99, and 2.7, 1.1 and 0.9 for 1999,
1998 and 1997, respectively. The weighted-average fair value and total number (in millions) of nonvested stock awards granted was $53.52 and $24.47 and 0.1 and 0.1 for 1998 and 1997, respectively. There were no stock awards granted in 1999. All options and stock awards that are not vested at December 31, 1999, vest solely on employees' rendering additional service.

  The following table summarizes the activity relating to the Company's incentive stock plans:

                                                                       Weighted-
                                                            Number      Average
                                                           of Shares     Price
                                                         ------------- ---------
                                                         (In Millions)
   Outstanding at January 1, 1997.......................      2.5       $22.03
     Options/stock granted..............................      1.0        31.74
     Options exercised/stock vested.....................     (1.0)       21.94
     Options/stock lapsed or canceled...................     (0.3)       22.29
                                                             ----       ------
   Outstanding at December 31, 1997.....................      2.2       $26.46
     Options/stock granted..............................      1.2        57.94
     Options exercised/stock vested.....................     (0.5)       21.85
     Options/stock lapsed or canceled...................     (0.1)       31.49
                                                             ----       ------
   Outstanding at December 31, 1998.....................      2.8       $40.50
     Options granted....................................      2.7        33.85
     Options exercised/stock vested.....................     (0.1)       25.98
     Options/stock lapsed or canceled...................     (0.3)       41.86
                                                             ----       ------
   Outstanding at December 31, 1999.....................      5.1       $37.14
                                                             ====       ======
     Options exercisable at December 31, 1999...........      0.9       $31.04
                                                             ====       ======
     Options exercisable at December 31, 1998...........      0.6       $30.11
                                                             ====       ======
     Options exercisable at December 31, 1997...........      0.9       $23.07
                                                             ====       ======

  The following is a summary of the range of exercise prices for stock options that are outstanding and the amount of nonvested stock awards at December 31, 1999:

                                                             Weighted-Average
                                              Outstanding  ---------------------
   Range                                        Awards     Price  Remaining Life
   -----                                     ------------- ------ --------------
                                             (In Millions)
   Options:
     $15.69-$23.50..........................      1.8      $20.18    4 years
     $23.51-$35.25..........................      0.6      $27.98    2 years
     $35.26-$52.87..........................      1.6      $46.17    4 years
     $52.88-$70.69..........................      1.0      $59.15    4 years
   Nonvested stock..........................      0.1
                                                  ---
       Total................................      5.1
                                                  ===

13. Postemployment Benefits

  The Company sponsors several defined benefit pension plans (Pension Benefits) and health care and life insurance benefits (Other Benefits) for certain employees and retirees around the world. The Company funds the Pension Benefits based on the funding requirements of federal and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to the employees.

  Components of net periodic benefit cost for the year ended December 31:

                                   United States Plans
                         --------------------------------------------  International Plans
                           Pension Benefits        Other Benefits        Pension Benefits
                         ----------------------  --------------------  ----------------------
                          1999    1998    1997    1999   1998   1997    1999     1998    1997
                         ------  ------  ------  ------  -----  -----  -------  -------  ----
                                            (Millions of Dollars)
Service cost............ $ 26.4  $ 16.4  $  7.8  $  4.7  $ 4.4  $ 2.5  $  26.8  $  26.7  $0.3
Interest cost...........   51.0    29.9    14.0    31.0   19.2   10.5    112.0    100.7   1.9
Expected return on plan
 assets.................  (79.8)  (48.1)  (24.2)     --     --     --   (144.8)  (123.6)   --
Net amortization and
 deferral...............   (3.0)   (4.3)   (4.2)   (2.7)  (0.6)  (0.5)     9.2       --    --
Curtailment loss
 (gains)................    0.1     1.6      --   (12.5)    --     --     (3.1)      --    --
                         ------  ------  ------  ------  -----  -----  -------  -------  ----
Net periodic (benefit)
 cost................... $ (5.3)  $(4.5) $ (6.6) $ 20.5  $23.0  $12.5  $   0.1  $   3.8  $2.2
                         ======  ======  ======  ======  =====  =====  =======  =======  ====

  Change in benefit obligation:

                                 United States Plans
                          ------------------------------------  International Plans
                          Pension Benefits    Other Benefits     Pension Benefits
                          ------------------  ----------------  --------------------
                            1999      1998     1999     1998      1999       1998
                          --------  --------  -------  -------  ---------  ---------
                                          (Millions of Dollars)
Benefit obligation at
 beginning of year......  $  717.5  $  197.2  $ 468.9  $ 150.4  $ 2,099.3  $    26.6
Service cost............      26.4      16.4      4.7      4.4       26.8       26.7
Interest cost...........      51.0      29.9     31.0     19.2      112.0      100.7
Acquisitions............        --     496.7      2.9    297.3       (0.2)   1,895.0
Employee contributions..        --        --       --       --        9.3       13.3
Benefits paid...........     (60.2)    (26.0)   (39.6)   (15.0)    (139.9)    (124.3)
Plan amendments.........      12.3       9.9       --       --         --         --
Actuarial (gains) and
 losses and changes in
 actuarial assumptions..     (31.8)      4.8    (28.5)    12.6       19.8      161.3
Settlements and
 curtailments...........        --     (11.4)   (12.5)      --       (3.3)        --
Prior service cost......        --        --     (2.0)      --         --         --
Currency translation
 adjustment.............        --        --       --       --      (63.6)        --
                          --------  --------  -------  -------  ---------  ---------
Benefit obligation at
 end of year............  $  715.2  $  717.5  $ 424.9  $ 468.9  $ 2,060.2  $ 2,099.3
                          ========  ========  =======  =======  =========  =========

  Change in plan assets:

                                 United States Plans
                          ------------------------------------  International Plans
                          Pension Benefits    Other Benefits     Pension Benefits
                          ------------------  ----------------  --------------------
                            1999      1998     1999     1998      1999       1998
                          --------  --------  -------  -------  ---------  ---------
                                          (Millions of Dollars)
Fair value of plan
 assets at beginning of
 year...................  $  775.4  $  293.7  $    --  $    --  $ 2,034.5  $      --
Actual return on plan
 assets.................      83.9      25.3       --       --      325.3      157.6
Acquisitions............        --     487.1       --       --               1,979.8
Company contributions...       6.5       7.9       --       --       19.1       21.4
Benefits paid...........     (60.2)    (26.0)      --       --     (139.9)    (124.3)
Settlements and
 curtailments...........        --     (12.6)      --       --         --         --
Currency translation
 adjustment.............        --        --       --       --      (54.0)        --
                          --------  --------  -------  -------  ---------  ---------
Fair value of plan
 assets at end of year..  $  805.6  $  775.4  $    --  $    --  $ 2,185.0  $ 2,034.5
                          ========  ========  =======  =======  =========  =========
Funded status of the
 plan...................  $   90.4  $   57.9  $(424.9) $(468.9) $   124.8  $   (64.8)
Unrecognized net asset
 at transition..........       0.3       0.3       --       --         --         --
Unrecognized net
 actuarial (gain) loss..     (60.9)    (30.1)   (19.5)     8.9      (46.3)     128.9
Unrecognized prior
 service cost...........      27.6      17.6     (2.4)    (2.9)        --         --
                          --------  --------  -------  -------  ---------  ---------
Prepaid (accrued)
 benefit cost...........  $   57.4  $   45.7  $(446.8) $(462.9)     $78.5  $    64.1
                          ========  ========  =======  =======  =========  =========

  Weighted-average assumptions as of December 31:

                                United States Plans
                         --------------------------------- International Plans
                         Pension Benefits  Other Benefits    Pension Benefits
                         ----------------- --------------- --------------------
                           1999     1998    1999    1998      1999      1998
                         -------- -------- ------- ------- ---------- ---------
                                         (Millions of Dollars)
Discount rate...........    7.75%    7.25%   7.75%   7.25%  6.25-6.5%    5.5-6%
Expected return on plan
 assets.................      10%      10%      --      --   6.5-8.5%      7.5%
Rate of compensation
 increase...............  4-4.75%  4.25-5%      --      --     3-4.4%  2.5-3.9%

  Amounts applicable to the Company's pension plans with accumulated benefit obligations in excess of plan assets are as follows:

United States Plans                                          1999       1998
-------------------                                       ---------- ----------
                                                          (Millions of Dollars)
Projected benefit obligation............................. $    362.8 $    138.1
Accumulated benefit obligation...........................      359.1      137.9
Fair value of plan assets................................      336.8      126.6
International Plans                                          1999       1998
-------------------                                       ---------- ----------
Projected benefit obligation............................. $    157.4 $    180.0
Accumulated benefit obligation...........................      156.9      171.0
Fair value of plan assets................................        0.2         --

  Amounts recognized in the balance sheet consist of:

                                          Pension Benefits    Other Benefits
                                          ------------------  ----------------
                                            1999      1998     1999     1998
                                          --------  --------  -------  -------
                                                (Millions of Dollars)
Prepaid (accrued) benefit cost........... $  135.9  $  109.8  $(446.8) $(462.9)
Accrued benefit liability................    (20.5)    (12.7)      --       --
Intangible asset.........................      7.2       7.3       --       --
Accumulated other comprehensive income...     10.1       3.4       --       --
                                          --------  --------  -------  -------
Net amount recognized.................... $  132.7  $  107.8  $(446.8) $(462.9)
                                          ========  ========  =======  =======

  At December 31, 1999, the assumed annual health care cost trend used in measuring the APBO approximated 6.7% in 1999, declining to 6.5% in 2000 and to an ultimate annual rate of 5.5% estimated to be achieved in 2010. Increasing the assumed cost trend rate by 1% each year would have increased the APBO by approximately 9.5% and 11.5% at December 31, 1999 and 1998, respectively. Aggregate service and interest costs would have increased by approximately 10.4%, 13.3% and 9.4% for 1999, 1998 and 1997, respectively.

  During 1999, the Company decided to curtail retiree healthcare benefits for approximately 4,000 employees. As a result, the Company reduced its postretirement liability and recognized a one-time benefit of approximately $8.0 million, net of applicable taxes.

14. Income Taxes

  Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of earnings before income taxes, extraordinary items and cumulative effect changes consisted of the following:

                                                          1999    1998     1997
                                                         ------- -------  -------
                                                         (Millions of Dollars)
     Domestic........................................... $ 237.8 $ (73.4)  $50.1
     International......................................   222.1   258.9    49.4
                                                         ------- -------  ------
                                                         $ 459.9 $ 185.5  $ 99.5
                                                         ======= =======  ======

  Significant components of the provision for income taxes (tax benefit) are as follows:

                                                         1999     1998     1997
                                                        -------  -------  -------
                                                        (Millions of Dollars)
     Current:
       Federal......................................... $  49.3  $ (12.1) $  9.6
       State and local.................................    11.6     10.0     0.2
       International...................................    45.7     65.4     6.6
                                                        -------  -------  ------
         Total current.................................   106.6     63.3    16.4
     Deferred:
       Federal.........................................    29.2     33.0     6.1
       State and local.................................    (2.1)     2.1     0.7
       International...................................    47.2     (4.8)    4.3
                                                        -------  -------  ------
         Total deferred................................    74.3     30.3    11.1
                                                        -------  -------  ------
                                                        $ 180.9  $  93.6  $ 27.5
                                                        =======  =======  ======

  The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense is:

                                                       1999     1998     1997
                                                      -------  -------  -------
                                                      (Millions of Dollars)
   Income taxes at United States statutory rate.....  $ 161.0  $  64.9  $ 34.9
   Tax effect from:
     State income taxes.............................      9.5      7.9     0.8
     Foreign operations, net of foreign tax
      credits.......................................      6.4      5.6    (2.7)
     Sale of international retail/wholesale
      operations....................................     (4.7)   (11.5)   (6.8)
     Goodwill amortization..........................     28.1     19.7      --
     Purchased in-process research and development..       --      6.5      --
     Valuation allowance reductions.................    (21.4)      --      --
     Tax credits and other..........................      2.0      0.5     1.3
                                                      -------  -------  ------
                                                      $ 180.9  $  93.6  $ 27.5
                                                      =======  =======  ======

  The following table summarizes the Company's total provision for income taxes/(tax benefit) by component:

                                                      1999     1998     1997
                                                     -------  -------  -------
                                                     (Millions of Dollars)
   Income tax expense............................... $ 180.9  $  93.6  $ 27.5
   Extraordinary items and cumulative effect of
    change in accounting principle..................   (20.3)   (19.8)   (1.5)
   T&N Bearings Divestiture.........................      --     56.1      --
   Allocated to equity:
     Currency translation...........................      --     15.3    (3.6)
     Preferred dividends............................    (1.2)    (1.2)   (1.3)
     Incentive stock plans..........................    (0.3)    (3.9)   (3.4)
     Investment securities..........................    (0.1)      --    (0.6)
     Pension........................................    (4.5)     0.2    (0.9)
     Other..........................................      --       --     2.1
                                                     -------  -------  ------
                                                     $ 154.5  $ 140.3  $ 18.3
                                                     =======  =======  ======

  Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                           1999        1998
                                                        ----------  ----------
                                                        (Millions of Dollars)
   Deferred tax assets:
     Asbestos.........................................  $    399.1  $    429.1
     Postemployment benefits..........................       178.2       165.2
     Net operating loss carryforwards of international
      subsidiaries....................................       103.0       110.9
     Restructuring and rationalization reserves.......        20.9        98.8
     Inventory basis..................................        19.9        34.2
     Allowance for doubtful accounts..................        25.6        15.2
     Other temporary differences......................       105.5       117.6
                                                        ----------  ----------
       Total deferred tax assets......................       852.2       971.0
   Valuation allowance for deferred tax assets........       (54.5)      (77.0)
                                                        ----------  ----------
     Net deferred tax assets..........................       797.7       894.0
   Deferred tax liabilities:
     Fixed asset basis differences....................      (351.1)     (379.4)
     Intangible asset basis differences...............      (289.5)     (326.2)
     Deferred gains...................................      (130.0)     (130.0)
     Pension..........................................       (33.3)       (6.9)
                                                        ----------  ----------
       Total deferred tax liabilities.................      (803.9)     (842.5)
                                                        ----------  ----------
                                                        $     (6.2) $     51.5
                                                        ==========  ==========

  Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

                                                            1999        1998
                                                         ----------  ----------
                                                         (Millions of Dollars)
   Assets:
     Prepaid expenses and income tax benefits........... $    128.2  $    187.3
     Other noncurrent assets............................      148.8          --
   Liabilities:
     Other current accrued liabilities..................      (24.3)         --
     Other long-term accrued liabilities................     (258.9)     (135.8)
                                                         ----------  ----------
                                                         $     (6.2) $     51.5
                                                         ==========  ==========

  Income taxes paid in 1999, 1998 and 1997 were $87.5 million, $34.7 million and $2.6 million, respectively.

  The 1999 provision includes the estimated U.S. federal income tax effects of retained earnings of subsidiaries expected to be distributed to the Company. No provision was made with respect to $417.3 million of undistributed earnings at December 31, 1999, since these earnings are considered by the Company to be permanently reinvested. Upon distribution of these earnings, the Company would be subject to United States income taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability on the distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

  At December 31, 1999, the Company has $162 million in net operating loss carryforwards in the United Kingdom with no expiration date or valuation allowance. Also, the Company has $155 million of additional foreign net operating loss carryforwards with a full valuation allowance and various expiration dates. Included in the previous amounts are $168 million of net operating loss carryforwards acquired with the purchases of T&N, Cooper Automotive and Fel-Pro. A valuation allowance was recorded on $90 million of these purchased net operating loss carryforwards, and to the extent such benefits are ever realized, such benefits will be recorded as a reduction of goodwill.

15. Operations By Industry Segment and Geographic Area

  During 1999, the Company reorganized its operating segments. Prior to the internal reorganization, the Company's three operating segments were Powertrain Systems; Sealing Systems and General Products. As a result of the Company's internal reorganization, integrated operations are conducted under three operating segments corresponding to major product areas: Powertrain Systems; Sealing Systems, Visibility and Systems Protection Products; and Brake, Chassis, Ignition and Fuel Products. The segment information to follow has been restated to reflect the internal reorganization changes announced in 1999.

  Powertrain Systems products are used primarily in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this operating unit include camshafts, sintered products, engine bearings, large bearings, pistons, piston pins, rings, cylinder liners and connecting rods.

  Sealing Systems, Visibility and Systems Protection Products are used in automotive, light truck, heavy-duty, agricultural, off-highway, marine, railroad, high performance and industrial applications. The primary products of this operating unit include dynamic seals, gaskets, lighting products, wiper blades and systems protection products.

  Brake, Chassis, Ignition and Fuel Products are used in automotive, light truck, heavy-duty, agricultural, off -highway, marine and high performance applications. The primary products of this operating unit include brake and friction products, chassis products, ignition products and fuel system components.

  Divested Activities include the historical operating results and assets of aftermarket operations in South Africa, Australia, Chile and heavy wall bearing operations in Germany and Brazil which were sold or closed in 1997.

  The accounting policies of the business segments are consistent with those described in the summary of significant accounting policies. The Company evaluates segmental performance based on several factors, including both Economic Value Added (EVA) and Operational EBIT. Operational EBIT is defined as earnings before interest, income taxes, extraordinary items and certain nonrecurring items such as certain acquisition related adjustments and integration costs associated with new acquisitions. Operational EBIT for each segment is shown below, as it is most consistent with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements.

                                                        1999    1998    1997
                                                       ------- ------- -------
                                                        (Millions of Dollars)
   Net Sales:
     Powertrain Systems............................... $ 2,459 $ 2,107 $   782
     Sealing Systems, Visibility and Systems
      Protection Products.............................   1,887   1,252     333
     Brake, Chassis, Ignition and Fuel Products.......   2,123   1,036     577
     Divested Activities..............................      19      74     115
                                                       ------- ------- -------
       Total.......................................... $ 6,488 $ 4,469 $ 1,807
                                                       ======= ======= =======


                                                      1999     1998     1997
                                                     -------  -------  -------
                                                      (Millions of Dollars)
   Operational EBIT:
     Powertrain Systems............................. $   262  $   248  $    68
     Sealing Systems, Visibility and Systems
      Protection Products...........................     297      154       26
     Brake, Chassis, Ignition and Fuel Products.....     277      104       44
     Divested Activities............................     (1)       (4)       1
                                                     -------  -------  -------
       Total........................................ $   835  $   502  $   139
                                                     =======  =======  =======
                                                      1999     1998     1997
                                                     -------  -------  -------
                                                      (Millions of Dollars)
   Reconciliation:
     Total segments operational EBIT................ $   835  $   502  $   139
     Net interest and other financing costs.........    (309)    (233)     (29)
     Restructuring, impairment and other special
      charges.......................................      (8)     (20)     (10)
     Acquisition-related costs......................     (58)     (63)      --
                                                     -------  -------  -------
       Earning before income taxes, extraordinary
        items and cumulative effect change in
        accounting principle........................ $   460  $   186  $   100
                                                     =======  =======  =======

                                                      1999     1998     1997
                                                     -------  -------  -------
                                                      (Millions of Dollars)
   Assets:
     Powertrain Systems............................. $ 3,526  $ 3,467  $   786
     Sealing Systems, Visibility and Systems
      Protection Products...........................   3,000    2,925      382
     Brake, Chassis, Ignition and Fuel Products.....   3,419    3,471      508
     Divested Activities............................      --       77      126
                                                     -------  -------  -------
       Total........................................ $ 9,945    9,940  $ 1,802
                                                     =======  =======  =======

                                                      1999     1998     1997
                                                     -------  -------  -------
                                                      (Millions of Dollars)
   Capital Expenditures:
     Powertrain Systems............................. $   229  $   153  $    28
     Sealing Systems, Visibility and Systems
      Protection Products...........................      79       41       13
     Brake, Chassis, Ignition and Fuel Products.....      87       35        9
                                                     -------  -------  -------
       Total........................................ $   395  $   229  $    50
                                                     =======  =======  =======

                                                      1999     1998     1997
                                                     -------  -------  -------
                                                      (Millions of Dollars)
   Depreciation and Amortization:
     Powertrain Systems............................. $   151  $   115  $    28
     Sealing Systems, Visibility and Systems
      Protection Products...........................      94       50       11
     Brake, Chassis, Ignition and Fuel Products.....     109       62       12
     Divested Activities............................       1        1        1
                                                     -------  -------  -------
       Total........................................ $   355  $   228  $    52
                                                     =======  =======  =======

  Included in the consolidated financial statements are amounts relating to geographic locations listed below. This geographic information is based on the location of Federal-Mogul operations.

                                                            Net Property, Plant
                                           Net Sales           and Equipment
                                      -------------------- ----------------------
                                       1999   1998   1997   1999    1998   1997
                                      ------ ------ ------ ------- ------- ------
                                                (Millions of Dollars)
   United States..................... $3,922 $2,345 $1,111 $ 1,492 $ 1,422 $ 166
   Mexico............................    153    124     87      28      30     7
   Canada............................    162     76     58      43      39     1
                                      ------ ------ ------ ------- ------- -----
     Total North America.............  4,237  2,545  1,256   1,563   1,491   174
   United Kingdom....................    533    516     21     305     312     9
   Germany...........................    630    478    126     344     318   105
   France............................    303    327     33      79     113     9
   Italy.............................    252    200     71      77      77     9
   Other Europe......................    295    188    117      55      62     3
                                      ------ ------ ------ ------- ------- -----
     Total Europe....................  2,013  1,709    368     860     882   135
   Rest of World.....................    238    215    183      81     104     5
                                      ------ ------ ------ ------- ------- -----
     Total........................... $6,488 $4,469 $1,807 $ 2,504 $ 2,477 $ 314
                                      ====== ====== ====== ======= ======= =====

16. Litigation and Environmental Matters

T&N Asbestos Litigation

  In the United States, the Company's United Kingdom subsidiary, T&N Ltd., and two former United States subsidiaries of T&N, plc. (the "T&N Companies") are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many such claims may be made nor the expenditures which may arise therefrom.

  As of December 31, 1999, the T&N Companies had approximately 95,000 claims pending. During 1999, approximately 49,000 new claims were filed and 60,000 claims were settled, dismissed or otherwise resolved. In addition to the pending cases above, the T&N Companies have approximately 64,000 claims that have been settled but will be paid over time. There are a number of factors that could impact the settlement costs into the future, including but not limited to: changes in legal environment; possible insolvency of co-defendants; and the establishment of an acceptable administrative (non-litigation) claims resolution mechanism.

  The $1.1 billion total provision held for the T&N Companies is comprised of an estimate for known claims (pending and settled but not paid) and possible future claims (IBNR). As of December 31, 1999, the $1.1 billion total provision is comprised of approximately $520 million related to known claims and approximately $620 million related to IBNR claims.

  In arriving at the IBNR provision for the T&N Companies, assumptions have been made regarding the total number of claims anticipated to be received in the future, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims and the timing of settlement and, in the United Kingdom, the level of subrogation claims brought by insurance companies.

  T&N Ltd. has appointed the Center for Claims Resolution (CCR) as its exclusive representative in relation to all asbestos-related personal injury claims made against it in the United States. The CCR provides to its member companies a litigation defense, claims-handling and administration service in respect to United States asbestos-related disease claims. Pursuant to the CCR Producer Agreement, T&N Ltd. is entitled to appoint a representative as one of the five voting directors on the CCR's Board of Directors. Members of the CCR contribute towards indemnity payments in each claim in which the member is named. Contributions to such indemnity payments are calculated on a case by case basis according to sharing agreements among the CCR's members.

  Effective January 18, 2000, the two United States subsidiaries withdrew from the CCR membership and appointed a law firm specializing in asbestos matters as their claims handling defense and administrative service provider. Indemnity and defense obligations incurred while members of the CCR will continue to be honored. This change is intended to create greater economic and defense efficiencies for the two companies.

  In 1996, T&N purchased a (Pounds)500 million (approximately $845 million at the insurance agreement exchange rate of $1.69/(Pounds)) layer of insurance which will be triggered should the aggregate costs of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed (Pounds)690 million (approximately $1,166 million at the $1.69/(Pounds) exchange rate). The initial reserve provided for the T&N Companies for claims filed after June 30, 1996 approximated the trigger point of the insurance. The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded, at this time, that there is little risk of the reinsurers not being able to meet their obligation to pay, should the claims filed after June 30, 1996 exceed the (Pounds)690 million trigger point.

  While management believes that reserves are appropriate for anticipated losses arising from asbestos-related claims against the T&N Companies, given the nature and complexity of the factors affecting the estimated liability, the actual liability may differ. No absolute assurance can be given that the T&N Companies will not be subject to material additional liabilities and significant additional litigation relating to asbestos. In the possible, but unlikely event that such liabilities exceed the reserves recorded by the Company and the additional (Pounds)500 million of insurance coverage, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected. The reserve for the T&N Companies is re-evaluated periodically as additional information becomes available.

  During 1999, T&N Ltd. was named in a complaint filed in the United States District Court for the Eastern District of Texas by Owens-Illinois alleging that T&N is liable to Owens-Illinois for Owens-Illinois' own indemnity and defense costs pertaining to asbestos-related personal injury claims. The Company believes it has meritorious defenses to the claim and has successfully defended against similar underlying claims in the past.

Cooper Automotive Asbestos Litigation

  Former businesses of Cooper Automotive, primarily Abex and Wagner, are involved as defendants in numerous court actions in the United States alleging personal injury from exposure to asbestos or asbestos-containing products, mainly involving friction products. In 1998, the Company acquired the capital stock of a Cooper Automotive entity resulting in the assumption by a Company subsidiary of contractual liability, under certain circumstances, for all claims pending and to be filed in the future alleging exposure to certain Wagner automotive and industrial friction products and for all claims filed after August 29, 1998, alleging exposure to certain Abex (non-railroad and non-aircraft) friction products. As of December 31, 1999, Abex has approximately 10,500 claims pending and Wagner has approximately 13,700 claims pending. The Company has completed its assessment of the potential liability and related potential insurance recoveries related to the Cooper Automotive acquisition and has recorded a $325.9 million insurance recoverable asset and a liability of the subsidiaries involved of approximately $400 million. This is the Company's estimate, after taking into account legal counsel's evaluation related to amounts expected to be paid or reimbursed by insurers. In arriving at these provisions, certain assumptions have been made regarding the total number of claims which may be received in the future against these two entities and the average costs associated with such claims.

  Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for the post-August 1998 asbestos claims against Abex has the benefit of that insurance. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex.

  Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner's solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner.

  The ultimate exposure of the Company's subsidiary with respect to claims against Abex and Wagner will depend upon the extent to which the insurance described above will be available to cover such claims, the amounts paid for indemnity and defense, changes in the legal environment and other factors. While the Company believes that the liability and receivable recorded for these claims are reasonable and appropriate, given the nature and complexity of factors affecting the estimated liability and potential insurance recovery, the actual liability and insurance recovery may differ. In the event that the actual liability net of insurance proceeds recovered exceeds the reserve net of insurance receivable recorded by the Company, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected. The asbestos reserves for the businesses acquired as part of the Cooper Automotive acquisition will be re-evaluated periodically as additional information becomes available.

Federal-Mogul and Fel-Pro Asbestos Litigation

  The Company also is sued in its own name as one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The Company's Fel-Pro subsidiary has been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. The Company is defending all such claims vigorously and believes that it and Fel-Pro have substantial defenses to liability and adequate insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company and Fel-Pro as of December 31, 1999, will not have a material effect on the Company's financial position.

Aggregate of Asbestos Liability

  As of December 31, 1999, the Company has provided a total reserve for all of its subsidiaries and businesses with potential asbestos liability of approximately $1.5 billion as its best estimate for future costs related to resolving asbestos claims. The Company estimates claims will be filed and paid in excess of the next 20 years. This estimate is based in part on recent and historical claims experience, medical information and the current legal environment. The company has a corresponding receivable from certain insurance carriers of approximately $325.9 million.

Environmental Matters

  The Company is a defendant in lawsuits filed in various jurisdictions pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other similar federal or state environmental laws which require responsible parties to pay for cleaning up contamination resulting from hazardous wastes which were discharged into the environment by them or by others to which they sent such wastes for disposition. In addition, the Company has been notified by the United States Environmental Protection Agency and various state agencies that it may be a potentially responsible party (PRP) under such law for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. At most of the sites that are likely to be costliest to clean up, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company's exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company's share of the total waste is usually quite small; the other companies which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly owned companies; and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental reserve was approximately $74.5 million at December 31, 1999, and $50.0 million at December 31, 1998. The 1999 increase results from a number of factors, including retaining liabilities from the divestiture of the T&N Bearings Business. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect of such matters.

17. Quarterly Financial Data (Unaudited)

                          First(1)   Second(2)   Third(3)  Fourth(4)     Year
                          ---------  ----------  --------- ----------  ---------
                            (Millions of Dollars, Except Per Share Amounts)
Year ended December 31,
 1999:
  Net sales.............. $ 1,642.2  $ 1,687.1   $ 1,583.9 $ 1,574.3   $ 6,487.5
  Gross margin...........     449.5      482.6       441.2     405.1     1,778.4
  Earnings before
   extraordinary items
   and cumulative effect
   of change in
   accounting principle..      61.4       87.3        70.1      60.2       279.0
  Extraordinary items --
    loss on early
   retirement of debt,
   net of applicable
   income tax benefit....      23.1        --          --        --         23.1
  Cumulative effect of
   change in accounting
   for costs of start-up
   activities, net of
   applicable income tax
   benefit...............      12.7        --          --        --         12.7
  Net earnings...........      25.6       87.3        70.1      60.2       243.2
  Diluted earnings per
   share.................       .38       1.11         .91       .79        3.16
Stock price
  High................... $   64.88  $   53.81   $   55.00 $   29.13
  Low.................... $   40.63  $   41.94   $   23.38 $   17.56
  Dividend per share..... $   .0025  $   .0025   $   .0025 $   .0025

                          First(5)   Second(6)   Third(7)  Fourth(8)     Year
                          ---------  ----------  --------- ----------  ---------
                            (Millions of Dollars, Except Per Share Amounts)
Year ended December 31,
 1998:
  Net sales.............. $   658.0  $ 1,214.0   $ 1,121.2 $ 1,475.5   $ 4,468.7
  Gross margin...........     161.3      317.4       292.9     406.9     1,178.5
  Net earnings before
   extraordinary items...      (7.2)      28.4        34.6      36.1        91.9
  Extraordinary items --
    loss on early
   retirement of debt,
   net of tax benefit....       --       (31.3)        --       (6.9)      (38.2)
  Net earnings...........      (7.2)      (2.9)       34.6      29.2        53.7
  Diluted earnings per
   share.................      (.20)      (.07)        .58       .48         .96
Stock price
  High................... $   54.37  $   69.25   $   72.00 $   63.00
  Low.................... $   39.00  $   52.62   $   46.62 $   33.00
  Dividend per share..... $     .12  $   .0025   $   .0025 $   .0025

------------------
(1) Includes $10.1 million of integration costs.

(2) Includes $13.3 million of integration costs.

(3) Includes $13.2 million of integration costs and a $7.9 million charge for adjustment of assets held for sale and other long-lived assets to fair value.

(4) Includes $10.3 million of integration costs.

(5) Includes $1.0 million of integration costs, an $18.6 million charge for purchased in-process research and development, a $10.5 million restructuring charge, a $19.0 million net charge for an adjustment of assets held for sale and other long-lived assets to fair value.

(6) Includes $3.7 million of integration costs.

(7) Includes $9.0 million of integration costs and a $6.6 million restructuring credit.

(8) Includes $8.7 million of integration costs, and a $3.4 million net restructuring charge.

18. Consolidating Condensed Financial Information of Guarantor Subsidiaries

  Certain subsidiaries of the Company (as listed below, collectively the "Guarantor Subsidiaries") have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company's Senior Credit Agreement with the Chase Manhattan Bank, NA ("Chase").

T&N Holding Companies
Federal-Mogul Dutch Holdings Inc.
Federal-Mogul UK Holdings Inc.
F-M UK Holdings Limited
Federal-Mogul Global Inc.

Federal-Mogul Subsidiaries
Federal-Mogul Venture Corporation
Federal-Mogul Global Properties Inc.
Carter Automotive Company
Federal-Mogul Worldwide Inc.

Cooper Automotive Subsidiaries
Federal-Mogul Ignition Company
Federal-Mogul Products, Inc.
Federal-Mogul Aviation, Inc.

  The Company issued notes in 1999 and 1998 which are guaranteed by the Guarantor Subsidiaries. The Guarantor Subsidiaries also guarantee the Company's previously existing publicly registered Medium-term notes and Senior notes.

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

                           FEDERAL-MOGUL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                               December 31, 1999
                             (Millions of Dollars)

                                   (Unconsolidated)
                          ------------------------------------
                                     Guarantor   Non-Guarantor
                           Parent   Subsidiaries Subsidiaries  Eliminations Consolidated
                          --------  ------------ ------------- ------------ ------------
Net sales...............  $1,540.3    $1,687.5     $3,704.8      $(445.1)     $6,487.5
Cost of products sold...   1,099.8     1,205.7      2,848.7       (445.1)      4,709.1
                          --------    --------     --------      -------      --------
  Gross margin..........     440.5       481.8        856.1           --       1,778.4
Selling, general and
 administrative
 expenses...............     331.7       151.8        365.4           --         848.9
Amortization of goodwill
 and other intangible
 assets.................       6.7        38.1         82.4           --         127.2
Adjustment of assets
 held for sale and other
 long-lived assets to
 fair value.............       7.9          --           --           --           7.9
Integration costs.......      18.1         8.3         20.5           --          46.9
Interest expense........     260.3         0.7        280.1       (267.6)        273.5
Interest income.........      (1.4)       (1.1)      (269.7)       267.6          (4.6)
International currency
 exchange (gains)
 losses.................      (0.1)        2.3        (4.9)           --          (2.7)
Other expense (income),
 net....................      52.3      (148.4)       117.5           --          21.4
                          --------    --------     --------      -------      --------
  Earnings (loss) before
   income taxes,
   extraordinary items
   and cumulative effect
   of change in
   accounting
   principle............    (235.0)      430.1        264.8           --         459.9
Income tax expense
 (benefit)..............     (87.0)      159.1        108.8           --         180.9
                          --------    --------     --------      -------      --------
  Earnings (loss) before
   extraordinary items
   and cumulative effect
   of change in
   accounting
   principle............    (148.0)      271.0        156.0           --         279.0
Extraordinary item --
 loss on early
 retirement of debt, net
 of applicable income
 tax benefit............      23.1          --           --           --          23.1
Cumulative effect of
 change in accounting
 for costs of start-up
 activities, net of
 applicable income tax
 .......................      12.7          --           --           --          12.7
                          --------    --------     --------      -------      --------
  Net earnings (loss)
   before equity in
   earnings (loss) of
   subsidiaries.........  $ (183.8)   $  271.0     $  156.0      $    --      $  243.2
Equity in earnings
 (loss) of
 subsidiaries...........     427.0       251.8           --       (678.8)           --
                          --------    --------     --------      -------      --------
Net Earnings............  $  243.2    $  522.8     $  156.0      $(678.8)     $  243.2
                          ========    ========     ========      =======      ========

                           FEDERAL-MOGUL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                               December 31, 1998
                             (Millions of Dollars)

                                   (Unconsolidated)
                          ------------------------------------
                                     Guarantor   Non-Guarantor
                           Parent   Subsidiaries Subsidiaries  Eliminations Consolidated
                          --------  ------------ ------------- ------------ ------------
Net sales...............  $1,285.7     $437.4      $2,896.2      $(150.6)     $4,468.7
Cost of products sold...     907.8      309.1       2,223.9       (150.6)      3,290.2
                          --------     ------      --------      -------      --------
  Gross margin..........     377.9      128.3         672.3           --       1,178.5
Selling, general and
 administrative
 expenses...............     293.9       74.8         272.1           --         640.8
Amortization of goodwill
 and other intangible
 assets.................      21.5        9.1          53.2           --          83.8
Purchased in-process
 research and
 development charge.....        --         --          18.6           --          18.6
Restructuring charge....       7.3         --            --           --           7.3
Adjustment of assets
 held for sale and other
 long-lived assets to
 fair value.............      19.0         --            --           --          19.0
Integration costs.......       5.5         --          16.9           --          22.4
Interest expense........     215.0        1.5         221.4       (233.9)        204.0
Interest income.........     (60.8)    (107.2)        (76.5)       233.9         (10.6)
International currency
 exchange losses........       1.0        1.1           2.6           --           4.7
Net gain on British
 pound currency option
 and forward contract...     (13.3)        --            --           --         (13.3)
Other expense (income),
 net....................      (1.4)     (22.2)         39.9           --          16.3
                          --------     ------      --------      -------      --------
  Earnings (loss) before
   income taxes and
   extraordinary items..    (109.8)     171.2         124.1           --         185.5
Income tax expense......      20.6        1.3          71.7           --          93.6
                          --------     ------      --------      -------      --------
  Net earnings (loss)
   before extraordinary
   item.................    (130.4)     169.9          52.4           --          91.9
Extraordinary items --
  loss on early
 retirement of debt, net
 of applicable income
 tax benefits...........      19.3         --          18.9           --          38.2
                          --------     ------      --------      -------      --------
  Net earnings (loss)
   before equity in
   earnings (loss) of
   subsidiaries.........  $ (149.7)    $169.9      $   33.5      $    --      $   53.7
Equity in earnings
 (loss) of
 subsidiaries...........     203.4       74.7            --       (278.1)           --
                          --------     ------      --------      -------      --------
Net Earnings............  $   53.7     $244.6      $   33.5      $(278.1)     $   53.7
                          ========     ======      ========      =======      ========

                           FEDERAL-MOGUL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                               December 31, 1997
                             (Millions of Dollars)

                                   (Unconsolidated)
                          ------------------------------------
                                     Guarantor   Non-Guarantor
                           Parent   Subsidiaries Subsidiaries  Eliminations Consolidated
                          --------  ------------ ------------- ------------ ------------
Net sales...............  $1,092.4     $  --        $776.3        $(62.1)     $1,806.6
Cost of products sold...     839.4        --         604.5         (62.1)      1,381.8
                          --------     -----        ------        ------      --------
  Gross margin..........     253.0        --         171.8            --         424.8
Selling, general and
 administrative
 expenses...............     178.8      (0.2)         97.4            --         276.0
Amortization of goodwill
 and other intangible
 assets.................       7.8        --           1.1            --           8.9
Restructuring credit....      (1.1)       --            --            --          (1.1)
Reengineering and other
 related (credits)......      (1.6)       --            --            --          (1.6)
Adjustment of assets
 held for sale and other
 long-lived assets to
 fair value.............       2.4        --                          --           2.4
Interest expense........      27.5                     9.8          (4.0)         33.3
Interest income.........     (11.1)                                  4.0          (7.1)
International currency
 exchange losses........       9.7        --          (9.1)           --           0.6
Net gain on British
 pound currency option
 and forward contract...      10.5        --            --            --          10.5
Other expense (income),
 net....................      16.1     (15.5)          2.8            --           3.4
                          --------     -----        ------        ------      --------
  Earnings before income
   taxes and
   extraordinary items..      14.0      15.7          69.8            --          99.5
Income tax expense......       5.8       5.3          16.4            --          27.5
                          --------     -----        ------        ------      --------
  Net earnings before
   extraordinary item...       8.2      10.4          53.4            --          72.0
Extraordinary item--loss
 on early retirement of
 debt, net of applicable
 income tax benefit.....       2.6        --            --            --           2.6
                          --------     -----        ------        ------      --------
  Net earnings before
   equity in earnings of
   subsidiaries.........  $    5.6     $10.4        $ 53.4        $   --      $   69.4
Equity in earnings
 (loss) of
 subsidiaries...........      63.8        --            --         (63.8)           --
                          --------     -----        ------        ------      --------
Net Earnings............  $   69.4     $10.4        $ 53.4        $(63.8)     $   69.4
                          ========     =====        ======        ======      ========

                           FEDERAL-MOGUL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING CONDENSED BALANCE SHEET

                               December 31, 1999
                             (Millions of Dollars)

                                   (Unconsolidated)
                          ------------------------------------
                                     Guarantor   Non-Guarantor
                           Parent   Subsidiaries Subsidiaries  Eliminations Consolidated
                          --------  ------------ ------------- ------------ ------------
         ASSETS
Cash and equivalents....  $   54.1    $   20.3     $   (9.9)    $     --      $   64.5
Accounts receivable.....      18.1        73.3        423.2           --         514.6
Investment in accounts
 receivable
 securitization.........       --          --         232.2           --         232.2
Inventories.............     187.9       328.0        367.7           --         883.6
Prepaid expenses and
 income tax benefits....     100.8       121.2        109.6           --         331.6
                          --------    --------     --------     ---------     --------
  Total Current Assets..     360.9       542.8      1,122.8           --       2,026.5
Property, plant and
 equipment..............     292.9       619.7      1,591.1           --       2,503.7
Goodwill................     558.4       810.9      2,178.5           --       3,547.8
Other intangible
 assets.................      38.4       396.0        361.9           --         796.3
Investment in
 subsidiaries...........   4,912.7     1,641.8          --       (6,554.5)         --
Intercompany accounts,
 net....................    (498.3)    1,821.3     (1,323.0)          --           --
Asbestos-related
 insurance recoverable..       --        325.9          --            --         325.9
Other noncurrent
 assets.................     233.2        53.1        458.7           --         745.0
                          --------    --------     --------     ---------     --------
  Total Assets..........  $5,898.2    $6,211.5     $4,390.0     $(6,554.5)    $9,945.2
                          ========    ========     ========     =========     ========
      LIABILITIES
Short-term debt,
 including current
 portion of long-term
 debt...................  $  127.7    $    6.0     $   57.1     $     --      $  190.8
Accounts payable........     152.8       152.0        317.1           --         621.9
Accrued compensation....      46.3        28.5        108.1           --         182.9
Restructuring and
 rationalization
 reserves...............       --          --          46.0           --          46.0
Current portion of
 asbestos liability.....       --          --         180.0           --         180.0
Income taxes payable....      16.0        12.2         44.1           --          72.3
Other accrued
 liabilities............     151.9        85.7        251.1           --         488.7
                          --------    --------     --------     ---------     --------
  Total Current
   Liabilities..........     494.7       284.4      1,003.5           --       1,782.6
Long-term debt..........   2,977.0         --          43.0           --       3,020.0
Long-term portion of
 asbestos liability.....       --        408.9        926.4           --       1,335.3
Postemployment
 benefits...............     188.0       219.7        254.2           --         661.9
Other accrued
 liabilities............     157.2       162.8        134.9           --         454.9
Minority interest in
 consolidated
 subsidiaries...........       6.1         2.1         32.1           --          40.3
Company-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary holding
 solely convertible
 subordinated debentures
 of the Company.........       --          --         575.0           --         575.0
Shareholders' Equity....   2,075.2     5,133.6      1,420.9      (6,554.5)     2,075.2
                          --------    --------     --------     ---------     --------
  Total Liabilities and
   Shareholders'
   Equity...............  $5,898.2    $6,211.5     $4,390.0     $(6,554.5)    $9,945.2
                          ========    ========     ========     =========     ========

                           FEDERAL-MOGUL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING CONDENSED BALANCE SHEET

                               December 31, 1998
                             (Millions of Dollars)

                                  (Unconsolidated)
                         ------------------------------------
                                    Guarantor   Non-Guarantor
                          Parent   Subsidiaries Subsidiaries  Eliminations Consolidated
                         --------  ------------ ------------- ------------ ------------
         ASSETS
Cash and equivalents.... $   25.3    $   20.7     $   31.2     $     --      $   77.2
Accounts receivable.....     13.9       395.9        615.2           --       1,025.0
Investment in accounts
 receivable
 securitization.........      --          --          91.1           --          91.1
Inventories.............    186.8       441.2        440.6           --       1,068.6
Prepaid expenses and
 income tax benefits....     52.9       174.9        109.9           --         337.7
                         --------    --------     --------     ---------     --------
  Total Current Assets..    278.9     1,032.7      1,288.0           --       2,599.6
Property, plant and
 equipment..............    230.0       684.7      1,562.8           --       2,477.5
Goodwill................    589.4       676.4      2,132.6           --       3,398.4
Other intangible
 assets.................     44.6       423.6        418.2           --         886.4
Investment in
 subsidiaries...........  5,114.7     1,666.7          --       (6,781.4)         --
Intercompany accounts,
 net....................   (515.2)    1,208.2       (693.0)          --           --
Other noncurrent
 assets.................    103.0        51.9        423.3           --         578.2
                         --------    --------     --------     ---------     --------
  Total Assets.......... $5,845.4    $5,744.2     $5,131.9     $(6,781.4)    $9,940.1
                         ========    ========     ========     =========     ========
      LIABILITIES
Short-term debt,
 including current
 portion of long-term
 debt................... $   90.7    $   16.0     $  104.3     $     --      $  211.0
Accounts payable........     82.0       149.5        266.9           --         498.4
Accrued compensation....     71.9       117.0         11.4           --         200.3
Restructuring and
 rationalization
 reserves...............      5.8         --         173.1           --         178.9
Current portion of
 asbestos liability.....      --          --         125.0           --         125.0
Income taxes payable....     21.7        24.3         96.2           --         142.2
Other accrued
 liabilities............    271.4       115.7        286.6           --         673.7
                         --------    --------     --------     ---------     --------
  Total Current
   Liabilities..........    543.5       422.5      1,063.5           --       2,029.5
Long-term debt..........  3,077.2         1.2         52.3           --       3,130.7
Long-term portion of
 asbestos liability.....      --         20.0      1,156.7           --       1,176.7
Postemployment
 benefits...............    218.2       207.6        235.1           --         660.9
Other accrued
 liabilities............     12.2       255.0         75.9           --         343.1
Minority interest in
 consolidated
 subsidiaries...........      8.1         1.5         28.4           --          38.0
Company-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary holding
 solely convertible
 subordinated debentures
 of the Company.........      --          --         575.0           --         575.0
Shareholders' Equity....  1,986.2     4,836.4      1,945.0      (6,781.4)     1,986.2
                         --------    --------     --------     ---------     --------
  Total Liabilities and
   Shareholders'
   Equity............... $5,845.4    $5,744.2     $5,131.9     $(6,781.4)    $9,940.1
                         ========    ========     ========     =========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                               December 31, 1999
                             (Millions of Dollars)

                                   (Unconsolidated)
                         -------------------------------------
                                     Guarantor   Non-Guarantor
                          Parent    Subsidiaries Subsidiaries  Eliminations Consolidated
                         ---------  ------------ ------------- ------------ ------------
Net Cash Provided From
 (Used By) Operating
 Activities............. $  (254.3)   $ 319.0       $ 497.7       $  --      $   562.4
Expenditures for
 property, plant and
 equipment and other
 long-term assets.......     (55.8)     (64.4)       (275.0)         --         (395.2)
Proceeds from sale of
 business investments...       3.9        --           49.4          --           53.3
Business acquisitions,
 net of cash acquired...     (97.0)      (1.9)       (272.3)         --         (371.2)
                         ---------    -------       -------       ------     ---------
  Net Cash Used By
   Investing
   Activities...........    (148.9)     (66.3)       (497.9)         --         (713.1)
Issuance of common
 stock..................       1.2        --            --           --            1.2
Proceeds from issuance
 of long-term debt......   2,123.0        --            --           --        2,123.0
Principal payments on
 long-term debt.........  (2,223.2)      (2.0)        (26.3)         --       (2,251.5)
Increase (decrease) in
 short-term debt........      44.2      (11.7)        (35.5)         --           (3.0)
Fees paid for debt
 issuance and other
 securities.............     (25.5)       --            --           --          (25.5)
Change in intercompany
 accounts...............     216.1     (239.4)         23.3          --            --
Sale of accounts
 receivable under
 securitization.........     304.3        --            --           --          304.3
Dividends...............      (4.3)       --            --           --           (4.3)
Other...................      (3.8)       --           (2.4)         --           (6.2)
                         ---------    -------       -------       ------     ---------
  Net Cash Provided From
   (Used By) Financing
   Activities...........     432.0     (253.1)        (40.9)         --          138.0
                         ---------    -------       -------       ------     ---------
  Net Increase
   (Decrease) in Cash... $    28.8    $ (0.4)       $ (41.1)      $  --      $   (12.7)
                         =========    =======       =======       ======     =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                               December 31, 1998
                             (Millions of Dollars)

                                   (Unconsolidated)
                         -------------------------------------
                                     Guarantor   Non-Guarantor
                          Parent    Subsidiaries Subsidiaries  Eliminations Consolidated
                         ---------  ------------ ------------- ------------ ------------
Net Cash Provided From
 Operating Activities... $   131.5   $   122.0     $    72.0    $     --     $   325.5
Expenditures for
 property, plant and
 equipment and other
 long-term assets.......     (37.4)       (7.6)       (183.5)         --        (228.5)
Proceeds from sale of
 business investments...       3.8         --           49.6          --          53.4
Proceeds from sale of
 options................       --          --           39.1          --          39.1
Business acquisitions,
 net of cash acquired...  (2,369.7)        --       (1,855.5)         --      (4,225.2)
                         ---------   ---------     ---------    ---------    ---------
  Net Cash Used By
   Investing
   Activities...........  (2,403.3)       (7.6)     (1,950.3)         --      (4,361.2)
Issuance of common
 stock..................   1,382.2         --            --           --       1,382.2
Proceeds from issuance
 of long-term debt......   6,197.5         --            --           --       6,197.5
Principal payments on
 long-term debt.........  (3,678.7)       (0.3)       (248.6)         --      (3,927.6)
Increase (decrease) in
 short-term debt........      73.9        10.5         (83.9)         --           0.5
Fees paid for debt
 issuance and other
 securities.............     (76.6)        --            --           --         (76.6)
Fees for early
 retirement of debt.....       --          --          (27.4)         --         (27.4)
Change in intercompany
 accounts...............      16.4    (1,689.2)      1,672.8          --           --
Contributions paid to
 affiliates.............  (2,150.1)     (565.4)          --       2,715.5          --
Contributions received
 from affiliates........       --      2,150.1         565.4     (2,715.5)         --
Sale of accounts
 receivable under
 securitization.........      42.6         --            --           --          42.6
Dividends...............     (10.4)        --            --           --         (10.4)
Other...................      (4.6)        0.5          (5.2)         --          (9.3)
                         ---------   ---------     ---------    ---------    ---------
  Net Cash Provided From
   (Used By)
   Financing
   Activities...........   1,792.2       (93.8)      1,873.1          --       3,571.5
                         ---------   ---------     ---------    ---------    ---------
  Net Increase
   (Decrease) in Cash... $  (479.6)  $    20.6     $    (5.2)   $     --     $  (464.2)
                         =========   =========     =========    =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                               December 31, 1997
                             (Millions of Dollars)

                                         (Unconsolidated)
                                -----------------------------------
                                          Guarantor   Non-Guarantor
                                Parent   Subsidiaries Subsidiaries  Consolidated
                                -------  ------------ ------------- ------------
Net Cash (Used By) Provided
 From Operating Activities....  $ (23.2)    $ 5.9        $ 233.0      $ 215.7
Expenditures for property,
 plant and equipment and other
 long-term assets.............    (24.7)       --          (25.0)       (49.7)
Proceeds from sale of business
 investments..................     61.5        --           12.1         73.6
Business acquisitions, net of
 cash acquired................       --        --          (30.5)       (30.5)
Other.........................       --        --            1.1          1.1
                                -------     -----        -------      -------
  Net Cash Provided From (Used
   By) Investing Activities...     36.8        --          (42.3)        (5.5)
Issuance of common stock......     14.2        --             --         14.2
Proceeds from issuance of
 long-term debt...............    179.6        --             --        179.6
Principal payments on long-
 term debt....................    (97.8)       --          (29.6)      (127.4)
Decrease in short-term debt...   (227.4)       --           (8.4)      (235.8)
Fees paid for debt issuance
 and other securities.........    (42.8)       --             --        (42.8)
Fees for early retirement of
 debt.........................       --        --           (4.1)        (4.1)
Change in intercompany
 accounts.....................    675.2       2.6         (677.8)          --
Repurchase of accounts
 receivable under
 securitization...............    (31.8)       --             --        (31.8)
Issuance of Company-obligated
 mandatorily redeemable
 preferred securities.........       --        --          575.0        575.0
Dividends.....................    (12.0)     (8.5)          (4.3)       (24.8)
Other.........................       --        --           (4.0)        (4.0)
                                -------     -----        -------      -------
  Net Cash Provided From (Used
   By) Financing Activities...    457.2      (5.9)        (153.2)       298.1
                                -------     -----        -------      -------
  Net Increase in Cash........  $ 470.8     $  --        $  37.5      $ 508.3
                                =======     =====        =======      =======

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

/s/ Kenneth P. Slaby
Kenneth P. Slaby
Vice President and Controller

                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors, Federal-Mogul Corporation:

  We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst and Young, LLP
Detroit, Michigan
February 16, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information required by this item will appear (a) under the caption "Election of Directors" in the Company's definitive Proxy Statement dated March 15, 2000 relating to its 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") (except for the information appearing under the caption "Compensation of Directors"), which information is incorporated herein by reference; (b) under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement, which information is incorporated herein by reference; and (c) under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report.

Item 11. Executive Compensation.

  The information required by this item will appear under the caption "Executive Compensation" in the 2000 Proxy Statement (excluding the information appearing under the caption "Compensation Committee Report on Executive Compensation") and under the caption "Compensation of Directors" in the 2000 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information required by this item will appear under the caption "Information on Securities -- Directors' and Officers' Ownership of Stock" and "Ownership of Stock by Principal Owners" in the 2000 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  The information required by this item will appear under the caption "Certain Related Transactions" in the 2000 Proxy Statement and is incorporated herein by reference.

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

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

                             (Millions of Dollars)

          Column A           Column B        Column C        Column D   Column E
          --------           --------- -------------------- ----------  --------
                                            Additions
                                       --------------------
                              Balance  Charged  Charged to              Balance
                                At     to Costs    Other    Deductions   at End
                             Beginning   and    Accounts --     --         of
        Description          of Period Expenses  Describe    Describe    Period
        -----------          --------- -------- ----------- ----------  --------
Year Ended December 31,
 1999:
  Valuation allowance for
   trade receivable.........   $60.4     $5.2      $ 5.1(2)   $ 1.4(3)   $69.3
  Reserve for inventory
   valuation................    24.9      1.6                             26.5
  Valuation allowance for
   deferred tax assets......    77.0                           22.5(1)    54.5

Year Ended December 31,
 1998:
  Valuation allowance for
   trade receivable.........    18.7      7.6       34.1(2)      --       60.4
  Reserve for inventory
   valuation................    15.1      1.6        8.2(2)      --       24.9
  Valuation allowance for
   deferred tax assets......    44.4      3.9       28.7(4)      --       77.0

Year Ended December 31,
 1997:
  Valuation allowance for
   trade receivable.........    16.3      3.5         --        1.1(3)    18.7
  Reserve for inventory
   valuation................    48.0      1.5         --       34.4(5)    15.1
  Valuation allowance for
   deferred tax assets......    89.4                  --       45.0(6)    44.4

------------------
(1) Decrease due to a $21.4 million reduction of the valuation reserve which was reversed to the statement of operations and a $1.1 million utilization of pre-acquisition net operating loss carryforwards the effect of which reduces goodwill.

(2) Amounts related to the acquisition of businesses.

(3) Uncollectable accounts charged off net of recoveries.

(4) Increase due to purchased foreign net operating loss carryforwards.

(5) Decrease due to the disposal of certain foreign subsidiaries and the disposal of slow-moving and obsolete inventory that was fully reserved.

(6) Disposition of certain international retail operations plus utilization of foreign net operating loss carryforwards.

    3. Exhibits:

      The Company will furnish upon request any of the following exhibits upon payment of the Company's reasonable expenses for furnishing such exhibit.

  2.1 Recommended Cash Offer for T&N plc, dated as of November 13, 1997. (Incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K".)

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

 *3.1  The Company's Restated Articles of Incorporation.

  3.2  The Company's Bylaws, as amended. (Incorporated by reference to Exhibit
       3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. (the "1998 10-K".)

  4.1 Rights Agreement dated as of February 24, 1999, between the Company and The Bank of New York, as Rights Agent. (Incorporated by reference to
       Exhibit 4 to the Company's Current Report on Form 8-K filed February 25, 1999.)

  4.2 Purchase Agreement for 10,000,000 Trust Convertible Preferred Securities of Federal-Mogul Financing Trust, dated as of November 24, 1997. (Incorporated by reference to Exhibit 4.6 to the Company's 1997 10-K.)

  4.3 Registration Rights Agreement, dated as of December 1, 1997, by and among the Company, Federal-Mogul Financing Trust and Morgan Stanley & Co. Inc. as Initial Purchaser. (Incorporated by reference to Exhibit
       4.7 to the Company's 1997 10-K.)

  4.4 Indenture between the Company and The Bank of New York, dated as of December 1, 1997, with respect to the Subordinated Debentures. (Incorporated by reference to Exhibit 4.8 to the Company's 1997 10-K.)

  4.5 First Supplemental Indenture between the Company and The Bank of New York, dated as of December 1, 1997, with respect to the Subordinated Debentures. (Incorporated by reference to Exhibit 4.9 to the Company's 1997 10-K.)

  4.6 Indenture among Federal-Mogul Corporation and The Bank of New York, dated as of January 20, 1999. (Incorporated by reference to Exhibit 4.8 to the Company's 1998 10-K.)

  4.7 Indenture among Federal-Mogul Corporation and Continental Bank, dated as of August 12, 1994. (Incorporated by reference to Exhibit 4.14 to the Company's Current Report on Form 8-K filed August 19, 1994.)

 *4.8 Indenture among Federal-Mogul Corporation and The Bank of New York, dated as of June 29, 1998.

 *4.9 First Supplemental Indenture among Federal-Mogul Corporation and The Bank of New York, dated as of June 30, 1998.

 10.1 Federal-Mogul Corporation 1997 Amended and Restated Long-Term Incentive Plan, as adopted by the Shareholders of the Company on May 20, 1998. (Incorporated by reference to the Company's 1998 Definitive Proxy Statement on Form 14A.)

 10.2 Amended and Restated Deferred Compensation Plan for Corporate Directors. (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990 10-K".)

 10.3 Supplemental Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.10 to the Company's 1992 10-K.)

 10.4 Description of Umbrella Excess Liability Insurance for the Senior Management Team. (Incorporated by reference to Exhibit 10.11 to the Company's 1990 10-K.)

 10.5 Federal-Mogul Corporation Non-Employee Director Stock Plan. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-54301.)

 10.6 Amended and Restated Declaration of Trust of Federal-Mogul Financing Trust, dated as of December 1, 1997. (Incorporated by reference to Exhibit 10.34 to the Company's 1997 10-K.)

 10.7 Common Securities Guarantee Agreement, dated as of December 1, 1997, among the Company and Federal-Mogul Financing Trust. (Incorporated by reference to Exhibit 10.35 to the Company's 1997 10-K.)

 10.8 Third Amended and Restated Credit Agreement, dated as of February 24, 1999, in the amount of $1,750,000,000 among the Company, The Foreign Subsidiary Borrowers, the Lenders and The Chase Manhattan Bank. (Incorporated by reference to Exhibit 10.13 to the Company's 1998 10-K.)

*10.9 Amended and Restated Receivables Sale and Contribution Agreement, dated as of July 1, 1999, among the Company and Federal-Mogul Funding Corporation.

*10.10 Amended and Restated Receivable Interest Purchase Agreement, dated as of July 1, 1999, in the amount of $450,000,000 among the Company, Federal-Mogul Funding Corporation, Falcon Asset Securitization Corporation and International Securitization Corporation.

*10.11 Federal-Mogul Supplemental Key Executive Pension Plan dated January 1,
       1999.

*21    Subsidiaries of the Registrant.

*23.1  Consent of Ernst & Young LLP.

*24    Powers of Attorney.

*27    Financial Data Schedule.
------------------

  * Filed Herewith

  (b) Reports on Form 8-K:

   (c) Separate financial statements of affiliates whose securities are pledged as collateral.

    1) Financial statements of Federal-Mogul Products, Inc. and subsidiaries (formerly owned by Cooper Industries and the Moog Automotive division of Cooper Industries, Inc., its predecessor) including consolidated balance sheets as of December 31, 1999 and 1998, and the related statements of operations and comprehensive income and cash flows for the year ended December 31, 1999, for the periods January 1, 1998 through October 9, 1998, October 10, 1998 through December 31, 1998 and for the year ended December 31, 1997.

    2) Financial statements of Federal-Mogul Ignition Company and subsidiaries (and the Cooper Automotive division of Cooper Industries, Inc., its predecessor) including consolidated balance sheets as of December 31, 1999 and 1998, and the related statements of operations and comprehensive income and cash flows for the year ended December 31, 1999, for the periods January 1, 1998 through October 9, 1998, October 10, 1998 through December 31, 1998 and for the year ended December 31, 1997.

  On December 20, 1999, the Company filed a Current Report on Form 8-K to report a default judgment entered against the Company in favor of Owens-Illinois, Inc.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Federal-Mogul Corporation

  We have audited the accompanying consolidated balance sheets of Federal-Mogul Products, Inc. and subsidiaries and the Moog Automotive Division of Cooper Industries (the Predecessor) as of December 31, 1999 and 1998, respectively, and the related consolidated statements of operations and comprehensive income and cash flows for the year ended December 31, 1999, for the period October 10, 1998 through December 31, 1998 and for the Predecessor for the period January 1, 1998 through October 9, 1998 and the year ended December 31, 1997. These financial statements are the responsibility of the respective Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Products, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999, the period October 10, 1998 through December 31, 1998 and for the Predecessor for the period January 1, 1998 through October 9, 1998, and for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

                                          Detroit, Michigan
                                          February 16, 2000

                          FEDERAL-MOGUL PRODUCTS, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                             (Millions of Dollars)

                                                              Predecessor
                                                        -----------------------
                                                          Period
                                              Period    January 1,
                                           October 10,     1998
                               Year ended  1998 through  through    Year ended
                              December 31, December 31, October 9, December 31,
                                  1999         1998        1998        1997
                              ------------ ------------ ---------- ------------
Net sales...................     $724.2       $170.2      $666.7      $842.0
Cost of products sold.......      521.6        120.1       458.8       611.2
Selling, general and
 administrative expenses....      119.5         28.5       106.4       158.1
Amortization of goodwill and
 other intangible assets....       16.0          2.9        11.9        15.1
Integration costs...........        3.5          --          --          --
Nonrecurring charges........        --           --          --         27.3
Other expense, net..........       11.7          1.9         1.6         1.9
Interest expense............       20.1         15.1         --          0.4
                                 ------       ------      ------      ------
  Earnings before income
   taxes....................       31.8          1.7        88.0        28.0
Income tax expense..........       15.1          1.0        38.4        16.0
                                 ------       ------      ------      ------
    Net earnings............       16.7          0.7        49.6        12.0
Components of Comprehensive
 Income (Loss):
  Minimum pension liability,
   net of tax...............       (4.2)         --          --         (1.6)
  Translation adjustments,
   net of tax...............        --          (0.8)       (1.6)        2.0
                                 ------       ------      ------      ------
    Comprehensive Income
     (Loss).................     $ 12.5       $ (0.1)     $ 48.0      $ 12.4
                                 ======       ======      ======      ======


          See accompanying Notes to Consolidated Financial Statements.

                          FEDERAL-MOGUL PRODUCTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (Millions of Dollars)

                                                             December 31,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
                          ASSETS
Cash...................................................... $   17.0  $    7.7
Accounts receivable (net of allowance for doubtful
 accounts of $16.7 million in 1998).......................      --      183.5
Inventories...............................................    161.2     208.0
Other.....................................................     19.8      15.4
                                                           --------  --------
    Total Current Assets..................................    198.0     414.6
Property, plant and equipment, net........................    254.0     294.3
Intangible assets, net....................................    553.4     339.8
Asbestos-related insurance recoverable....................    325.9        --
Other assets..............................................     47.9      19.2
                                                           --------  --------
    Total Assets.......................................... $1,379.2  $1,067.9
                                                           ========  ========
          LIABILITIES AND NET PARENT INVESTMENT
Accounts payable.......................................... $   67.6  $   77.1
Accrued liabilities.......................................     60.8     107.9
                                                           --------  --------
    Total Current Liabilities.............................    128.4     185.0
Long-term debt............................................      --        0.8
Long-term portion of asbestos liability...................    408.8      20.0
Other long-term liabilities...............................      3.3      51.6
Net Parent Investment
  Accumulated other comprehensive income..................     (5.0)     (0.8)
  Intercompany transactions...............................    843.7     811.3
                                                           --------  --------
    Net Parent Investment.................................    838.7     810.5
                                                           --------  --------
    Liabilities and Net Parent Investment................. $1,379.2  $1,067.9
                                                           ========  ========


          See accompanying Notes to Consolidated Financial Statements.

                          FEDERAL-MOGUL PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Millions of Dollars)

                                                             Predecessor
                                                       -----------------------
                                             Period      Period
                                          October 10,  January 1,
                                 Year         1998        1998
                                Ended       through     through    Year Ended
                             December 31, December 31, October 9, December 31,
                                 1999         1998        1998        1997
                             ------------ ------------ ---------- ------------
Cash flows from operating
 activities:
  Net income................    $ 16.7       $  0.7      $ 49.6      $ 12.0
Adjustments to reconcile to
 net cash provided by (used
 in) operating activities:
  Depreciation and
   amortization.............      41.0         10.1        29.8        40.3
  Nonrecurring asset write-
   down.....................       --           --          --         36.2
  Changes in assets and
   liabilities:
    Accounts receivable.....       --          16.7       (43.2)       11.5
    Inventories.............      48.3         31.0       (18.7)      (18.1)
    Accounts payable and
     accrued liabilities....     (40.5)       (12.2)      (28.6)      (14.1)
    Other assets and
     liabilities, net.......     (72.0)         0.5        (9.5)       14.9
                                ------       ------      ------      ------
      Net cash provided by
       (used in) operating
       activities...........      (6.5)        46.8       (20.6)       82.7
Cash flows from investing
 activities:
  Capital expenditures......     (34.3)        (4.9)      (18.8)      (36.3)
  Proceeds from sales of
   property, plant and
   equipment................       --           4.9         5.8         2.2
                                ------       ------      ------      ------
      Net cash used in
       investing
       activities...........     (34.3)         --        (13.0)      (34.1)
Cash flows from financing
 activities:
  Repayments of long-term
   debt.....................      (0.8)        (0.3)       (2.4)       (3.5)
  Transfers from (to)
   parent...................      50.9        (40.6)       37.8       (45.1)
                                ------       ------      ------      ------
      Net cash provided by
       (used in) financing
       activities...........      50.1        (40.9)       35.4       (48.6)
                                ------       ------      ------      ------
Increase in cash and cash
 equivalents................       9.3          5.9         1.8         --
      Cash, beginning of
       period...............       7.7          1.8         --          --
                                ------       ------      ------      ------
      Cash, end of period...    $ 17.0       $  7.7      $  1.8      $  --
                                ======       ======      ======      ======

          See accompanying Notes to Consolidated Financial Statements.

                         FEDERAL-MOGUL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

  The accompanying financial statements reflect the consolidated assets, liabilities and operations of Federal-Mogul Products, Inc. and its subsidiaries ("Products"). Products is a wholly-owned subsidiary of Federal-Mogul Corporation ("Federal-Mogul"). Products' Predessor was previously known as the Moog Automotive Division of Cooper Industries, Inc., hereafter also referred to as "Products." Federal-Mogul purchased the automotive divisions of Cooper, including Products, on October 9, 1998 for approximately $2.0 billion of which approximately $1.1 billion is attributable to Products. The assets and liabilities of Products have been adjusted to their fair values as of October 9, 1998. All related purchase accounting adjustments as recorded by Federal-Mogul and related to Products have been reflected herein.

  Products operates with financial and operational staff on a decentralized basis. Federal-Mogul provides certain centralized services for employee benefits administration, cash management, risk management, legal services, public relations, domestic tax reporting and internal and external audit. Federal-Mogul bills Products for all direct costs incurred on its behalf. General corporate, accounting, tax, legal and other administrative costs, such as centralized aftermarket advertising, selling and marketing expenses, that are not directly attributable to the operations of Products have been allocated based on management's estimates, primarily driven by sales. Management believes that this allocation method is reasonable.

  The accompanying consolidated financial statements include the accounts of Products as described above. These statements are presented as if Products had existed as an entity separate from its parent during the period presented and include the assets, liabilities, revenues and expenses that are directly related to Products' operations.

  Products' separate domestic debt and related interest expense have been included in the consolidated financial statements. Because Products is fully integrated into its parent's worldwide cash management system, all of their cash requirements are provided by its parent and any excess cash generated by Products is transferred to its parent.

Note 2: Summary of Significant Accounting Policies

  Principles of Consolidation: The consolidated financial statements include the accounts of Products, and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

  Inventories: Inventories are stated at the lower of cost or market. Prior to Federal-Mogul's acquisition of Products, cost was determined using the first-in, first-out (FIFO) method. Subsequent to Federal-Mogul's acquisition of Products, cost is determined using the last-in, first-out method (LIFO). Approximately 88% and 89% of the inventory at December 31, 1999 and 1998, respectively was accounted for using the LIFO method. The remaining inventories are recorded using the first-in, first-out (FIFO) method. If inventories had been valued at current cost, amounts reported would have been increased by $8.3 million as of December 31, 1999. LIFO approximated cost at December 31, 1998.

                         FEDERAL-MOGUL PRODUCTS, INC.

  At December 31, inventories consisted of the following:

                                                                   1999    1998
                                                                  ------- ------
                                                                   (Millions of
                                                                     Dollars)
      Raw materials.............................................. $  30.4 $ 59.0
      Work-in-process............................................    14.3   19.0
      Finished goods.............................................   116.5  130.0
                                                                  ------- ------
                                                                  $ 161.2 $208.0
                                                                  ======= ======

  Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related assets using primarily the straight-line method. This method is applied to group asset accounts, which in general have the following lives: buildings--10 to 40 years and machinery and equipment--3 to 12 years. At December 31, property, plant and equipment consisted of the following:

                                                                 1999     1998
                                                                -------  ------
                                                                 (Millions of
                                                                   Dollars)
      Property, plant and equipment:
        Land and land improvements............................. $  11.4  $ 10.4
        Buildings..............................................    82.8    89.4
        Machinery and equipment................................   192.0   201.7
                                                                -------  ------
                                                                  286.2   301.5
        Accumulated depreciation...............................   (32.2)   (7.2)
                                                                -------  ------
                                                                $ 254.0  $294.3
                                                                =======  ======

  Goodwill and Other Intangible Assets: At December 31, goodwill and other intangible assets, which result principally from acquisitions, consisted of the following:

                                                      Estimated
                                                     Useful Life  1999    1998
                                                     ----------- ------  ------
                                                                 (Millions of
                                                                   Dollars)
      Goodwill......................................    40 years $422.5  $195.5
      Accumulated amortization......................              (10.0)   (1.1)
                                                                 ------  ------
                                                                  412.5   194.4
      Trademarks....................................    40 years   66.2    66.2
      Developed technology.......................... 12-30 years   67.4    67.4
      Assembled workforce...........................    15 years   13.3    13.6
      Other.........................................    20 years    2.9     --
                                                                 ------  ------
                                                                  149.8   147.2
      Accumulated amortization......................               (8.9)   (1.8)
                                                                 ------  ------
                                                                  140.9   145.4
                                                                 ------  ------
          Net Intangible Assets.....................             $553.4  $339.8
                                                                 ======  ======

  During 1999, Federal-Mogul completed its allocation of the purchase price of Products, including completing valuations of certain assets and liabilities. The net effect of such analysis resulted in increasing goodwill $227 million.

                         FEDERAL-MOGUL PRODUCTS, INC.

  Intangible assets are periodically reviewed for impairment based on an assessment of future cash flows to ensure that they are appropriately valued. There were no impairment charges during 1999 or 1998. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

  Net Parent Investment: The Net Parent Investment account reflects the balance of Products' historical earnings, intercompany debt, accrued and deferred income taxes, other transactions between Products and Federal-Mogul, foreign currency translations and equity pension adjustments.

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

  Effect of Accounting Pronouncements: In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the effective date of SFAS No. 133 was delayed by one year to January 1, 2001. The statement requires Products to recognize all derivatives on the balance sheet at fair value. The effect of adoption of this statement on Products earnings or financial position has not been finalized.

  In 1999, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on issue No. 99-5, Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements. The EITF addresses the accounting for pre-production costs relating to design and development of production parts and tooling. The EITF is required to be applied beginning January 1, 2000. Products does not believe the adoption of this pronouncement will have a material effect on Products financial position or financial operations as its current accounting practices are consistent with the pronouncement.

Note 3: Nonrecurring Charges

  During 1997, Products incurred charges of $14.7 million for actions management committed to during the period after concluding an evaluation of certain sales, marketing and distribution activities and information systems relating to year 2000 compliance efforts. The 1997 charges include adjustments to the carrying value of assets of $23.8 million and expenditures for replacing systems of $3.5 million.

  During 1997, Cooper Industries, Inc. ("Cooper") began negotiations with Standard Motor Products, Inc. ("SMP") to exchange their temperature control business for the brake products business owned by SMP. The 1997 nonrecurring charge includes adjustments to the carrying value of the assets of the remanufacturing businesses, including a portion of the temperature control business, which were in the process of being divested. On March 28, 1998, Products exchanged the automotive temperature control business for the brake products business of Standard Motor Products. For accounting purposes, the exchange transaction is recorded as the sale of Products' temperature control business and the purchase of the Standard Motor Products' brake business. The fair market values of the temperature control business assets were equal to the net book value of the assets after the write-down of the assets in 1997. The acquisition cost of the brake business assets was approximately $81 million. In February 1998, Products also completed the sale of the constant velocity joint remanufacturing business for approximately $4 million.

                         FEDERAL-MOGUL PRODUCTS, INC.

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

Note 4: Commitments and Contingencies

 Asbestos Litigation

  Current businesses of Products, primarily Abex and Wagner, are involved as defendants in numerous court actions in the United States alleging personal injury from exposure to asbestos or asbestos-containing products, mainly involving friction products. In 1998, Federal-Mogul acquired Products resulting in the assumption by Federal-Mogul of contractual liability, under certain circumstances, for all claims pending and to be filed in the future alleging exposure to certain Wagner automotive and industrial friction products and for all claims filed after August 29, 1998, alleging exposure to certain Abex (non-railroad and non-aircraft) friction products. As of December 31, 1999, Abex has approximately 10,500 claims pending and Wagner has approximately 13,700 claims pending. Federal-Mogul has completed its assessment of the potential liability and related potential insurance recoveries related to the Products acquisition and has recorded a $325.9 million insurance recoverable asset and a liability of the subsidiaries involved of $408.8 million. This is Federal-Mogul's estimate, after taking into account legal counsel's evaluation related to amounts expected to be paid or reimbursed by insurers. In arriving at these provisions, certain assumptions have been made regarding the total number of claims which may be received in the future against these two entities and the average costs associated with such claims.

  Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. The subsidiary of Federal-Mogul that may be liable for the post-August 1998 asbestos claims against Abex has the benefit of that insurance. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex.

  Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. The subsidiary of Federal-Mogul that may be liable for asbestos claims against Wagner has the benefit of that insurance. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner's solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner.

  The ultimate exposure of Federal-Mogul's subsidiary with respect to claims against Abex and Wagner will depend upon the extent to which the insurance described above will be available to cover such claims, the amounts paid for indemnity and defense, changes in the legal environment and other factors. While Federal-Mogul believes that the liability and receivable recorded for these claims are reasonable and appropriate, given the nature and complexity of factors affecting the estimated liability and potential insurance recovery, the actual liability and insurance recovery may differ. In the event that the actual liability net of insurance proceeds recovered exceeds the reserve net of insurance receivable recorded by the Federal-Mogul, the Federal-Mogul's results of operations, business, liquidity and financial condition could be materially adversely affected. The asbestos reserves for the businesses acquired as part of the Products acquisition will be re-evaluated periodically as additional information becomes available.

                         FEDERAL-MOGUL PRODUCTS, INC.

 Environmental Liabilities

  At December 31, 1999, Products had accruals of $6.0 million with respect to potential environmental liabilities, including $4.0 million classified as a long-term liability, based on Products' current estimate of the most likely amount of losses that it believes will be incurred.

  Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change.

  Products has not utilized any form of discounting in establishing its environmental liability accruals. While environmental liability accruals involve estimates that can have wide ranges of potential liability, Products has taken a proactive approach and has managed the costs in these areas over the years. Products does not believe that the nature of their products, production processes, or materials or other factors involved in the manufacturing process subject Products to unusual risks or exposures for environmental liability. Products' greatest exposure to inaccuracy in their estimates is with respect to the constantly changing definitions of what constitutes an environmental liability or an acceptable level of cleanup.

  Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are, in millions: 2000--$3.1; 2001-- $2.8; 2002--$2.1; 2003--$1.7; 2004--$1.7 and thereafter $3.2.

Note 5: Restructuring

  In connection with acquisitions accounted for using the purchase method of accounting, Products recorded accruals for the costs of closing duplicate facilities and severing redundant personnel as part of integrating the acquired business into existing operations. Significant accruals include plant shut-down and realignment costs, and personnel relocations, and aggregated $25.0 million at December 31, 1998. Substantially all payments related to December 31, 1998 accruals were made in 1999.

Note 6: Long-Term Debt and Other Borrowing Arrangements

  Products' cash and indebtedness is managed on a worldwide basis by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Products, is provided through this consolidated cash and debt management system. As a result, the amount of cash or debt historically related to Products is not determinable. For purposes of Products' historical financial statements, identifiable debt was allocated to Products during each year with all of Products' positive or negative cash flows being treated as cash transferred to or from Cooper. The specifically identifiable industrial revenue bonds (the "IRB") and specifically identifiable international debt was assigned to Products.

  Products has an inter-company loan with Federal-Mogul in the amount of $311.2 million, which is included in the net parent investment balance at December 31, 1999 and 1998. In 1999 and 1998 Federal-Mogul charged interest on this balance based on its incremental borrowing rate, which approximated 7.36% and 7.75, respectively.

                         FEDERAL-MOGUL PRODUCTS, INC.

  For purposes of Products' historical financial statements, interest expense has been computed using the actual interest rate with respect to the IRB and Canadian short-term borrowings. Total interest related to long-term debt and short-term debt paid during 1999, 1998 and 1997 was $0.1 million, $0.5 million and $0.5 million, respectively.

  Federal-Mogul has pledged 100% of Products' capital stock to secure certain outstanding debt of Federal-Mogul. In addition, Products has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul's Senior Credit Agreement and its publicly registered debt which approximates $3.1 billion and $3.2 billion at December 31, 1999 and 1998, respectively. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul.

  In July 1999, Products began participating in Federal-Mogul's accounts receivable securitization program. On an ongoing basis, Products sells certain accounts receivable to Federal-Mogul Funding Corporation (FMFC), a wholly owned subsidiary of Federal-Mogul, which then sells such receivables, without recourse, to a financial conduit. The transfers of these receivables are charged to the Net Parent Investment account. Products does not retain any interest in these receivables

Note 7: Net Parent Investment

  Changes in net parent investment were as follows:

                                                          (Million of Dollars)
      Balance at January 1, 1997.........................        $872.1
        Comprehensive income.............................          12.4
        Intercompany transactions, net...................         (32.1)
                                                                 ------
      Balance at December 31, 1997.......................         852.4
        Comprehensive income for the period January 1,
         1999 through October 9, 1998....................          48.0
        Intercompany transactions, net...................          53.1
                                                                 ------
      Balance at October 9, 1998.........................        $953.5
                                                                 ======
      Federal-Mogul initial investment in Products.......        $833.2
        Comprehensive income for the period October 10,
         1998 through December 31, 1998..................          (0.1)
        Intercompany transactions, net...................         (22.6)
                                                                 ------
      Balance at December 31, 1998.......................         810.5
        Comprehensive income.............................          12.5
        Intercompany transactions, net...................          15.7
                                                                 ------
      Balance at December 31, 1999.......................        $838.7
                                                                 ======

  Intercompany transactions are principally cash transfers and non-cash charges between Products and its parent. The Company includes comprehensive income in net parent investment. At December 31, 1999 accumulated other comprehensive income included $0.8 million of foreign currency translation adjustments and $4.2 million of minimum pension funding. At December 31, 1998 accumulated other comprehensive income included $0.8 million of foreign currency translation adjustments.

                         FEDERAL-MOGUL PRODUCTS, INC.

Note 8: Income Taxes

  Products files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

                                                               Period
                                                   Period    January 1,
                                                October 10,     1998
                                                1998 through  through
                                                December 31, October 9,
                                         1999       1998        1998    1997
                                         -----  ------------ ---------- -----
                                                (Millions of Dollars)
Components of income tax expense
 (benefit):
  Current............................... $18.6      $1.0       $ 55.3   $24.6
  Deferred..............................  (3.5)      --         (16.9)   (8.6)
                                         -----      ----       ------   -----
  Income tax expense.................... $15.1      $1.0       $ 38.4   $16.0
                                         =====      ====       ======   =====

  A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

                                                                   Period
                                                       Period    January 1,
                                                    October 10,     1998
                                                    1998 through  through
                                                    December 31, October 9,
                                              1999      1998        1998    1997
                                              ----  ------------ ---------- ----
      U.S. Federal statutory rate............  35%       35%         35%     35%
      State and local taxes..................   4         4           4       5
      Nondeductible goodwill.................   8        24           5      15
      Foreign / other........................ --         (6)        --        2
                                              ---       ---         ---     ---
      Effective tax rate.....................  47%       57%         44%     57%
                                              ===       ===         ===     ===

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company's net deferred tax asset are non-deductible accruals and depreciation timing differences.

                                                          1999        1998
                                                       ----------  -----------
                                                       (Millions of Dollars)
      Current deferred tax assets..................... $     19.6  $      76.6
      Long-term deferred tax liabilities..............      (53.5)      (115.4)
                                                       ----------  -----------
      Net deferred liabilities........................ $    (33.9) $     (38.8)
                                                       ==========  ===========

  As Products files a consolidated tax return with Federal-Mogul, the net deferred tax liability at December 31, 1999 and 1998 is a component of the net parent investment.

Note 9: Pension Plans

  In 1997, as part of Cooper, employees of Products participated in numerous pension plans covering substantially all domestic employees and pension and similar arrangements in accordance with local customs covering employees at foreign locations. The assets of the various domestic and foreign plans were maintained in various trusts and consisted primarily of equity and fixed-income securities. Funding policies range from five to thirty years. Pension benefits for salaried employees were generally based upon career earnings. Benefits for hourly employees were generally based on a dollar unit, multiplied by years of service. The amount of expense

                         FEDERAL-MOGUL PRODUCTS, INC.

and the funded status with respect to the defined benefit pension plans of Products, exclusive of the Cooper Salaried Employee Benefit Plan, is set forth in the table below. In addition, most U.S. salaried employees of Products participated in the Cooper Salaried Employee Benefit Plan. The amount of expense allocated to Products for this plan was $0.3 million for the year ended December 31, 1997. During 1997, Products' expense with respect to domestic and foreign defined contribution plans (primarily related to various groups of hourly employees) and Product's aggregate pension expense amounted to $2.2 million and $3.4 million, respectively.

                                                              Year Ended
                                                             December 31,
                                                                 1997
                                                         ---------------------
                                                         (Millions of Dollars)
      Components of defined benefit plan net pension
       expense:
        Service cost--benefits earned during the year..          $ 0.8
        Interest cost on projected benefit obligation..            1.4
        Actual return on assets........................           (1.8)
        Net amortization and deferral..................            0.8
                                                                 -----
          Net pension expense..........................          $ 1.2
                                                                 =====
      Actuarial assumptions used:
        Discount rate..................................          7 1/2%
        Rate of compensation increase..................          4 3/4%
        Expected long-term rate of return on assets....          8 1/2%

  During 1998, the various pension plans of Products were merged into other plans of Cooper. As such, the related pension liabilities were recorded to net parent investment. These multiple-employer plans were assumed by Federal-Mogul in its acquisition of the automotive divisions of Cooper. Such plans were required to be fully funded by Cooper prior to the acquisition by Federal-Mogul. The expense charged to Products by Cooper during the period January 1, 1998 to October 9, 1998 was $2.2 million. The credit to Products from Federal-Mogul for the period October 10, 1998 to December 31, 1998 was approximately $0.4 million. Such plans were required to be fully funded by Cooper prior to the acquisition by Federal-Mogul.

  For the year ended December 31, 1999, the credit to Products from Federal-Mogul was approximately $1.0 million. The fully funded aggregated projected benefit obligation of such plans of $345.6 million was based upon a discount rate of 7.75% at December 31, 1999. The fair value of the plan's assets at December 31, 1999 was $327.0 million. Company contributions for 1999 were $0.5 million.

Note 10: Postretirement Benefits Other Than Pensions

  As part of Cooper and subsequently Federal-Mogul, benefits provided to employees of Products under various multiple-employer postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 90% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $2.5 million, $1.7 million, $.6 million and $1.0 million, for 1999, the period January 1, 1998 to October 9, 1998, the period October 10, 1998 to December 31, 1998 and 1997, respectively. The unfunded projected benefit obligation of these plans aggregated approximately $34.9 million at December 31, 1999, based upon a discount rate of 7.75%.

Note 11: Domestic and International Operations

  Products operates in a single business segment. Products manufactures and distributes brake friction materials and other products for use by the automotive aftermarket and in automobile assemblies. In addition,

                         FEDERAL-MOGUL PRODUCTS, INC.

Products manufactures and distributes suspension, steering drive-line and brake system components and material for the automotive aftermarket. No single customer accounted for 10% or more of revenues in 1999, 1998 or 1997. All revenues and assets of Products reside in North America, principally in the United States.

Note 12: Concentrations of Credit Risk

  Products grants credit to their customers, which are primarily in the automotive industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising Products' customer base and their dispersion across many different countries. Products performs periodic credit evaluations of their customers and generally does not require collateral.

  During the first quarter of 1998, a large customer filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Products had receivables from the customer of approximately $12.5 million at the time of the filing which were written off in 1997.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Federal-Mogul Corporation

  We have audited the accompanying consolidated balance sheets of Federal-Mogul Ignition Company and subsidiaries and the Cooper Automotive Division of Cooper Industries (the Predecessor) as of December 31, 1999 and 1998, respectively and the related consolidated statements of operations and comprehensive income and cash flows for the year ended December 31, 1999, for the period October 10, 1998 through December 31, 1998 and for the Predecessor for the period January 1, 1998 through October 9, 1998 and for the year ended December 31, 1997. These financial statements are the responsibility of the respective Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Ignition Company and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999, for the period October 10, 1998 through December 31, 1998 and for the Predecessor for the period January 1, 1998 through October 9, 1998, and for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Detroit, Michigan
February 16, 2000

                         FEDERAL-MOGUL IGNITION COMPANY

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                             (Millions of Dollars)

                                                              Predecessor
                                                        -----------------------
                                                          Period
                                              Period    January 1,
                                           October 10,     1998
                               Year ended  1998 through  through    Year ended
                              December 31, December 31, October 9, December 31,
                                  1999         1998        1998        1997
                              ------------ ------------ ---------- ------------
Net sales...................     $963.8       $233.1      $782.8     $1,031.3
Cost of products sold.......      687.6        169.1       589.7        759.5
Selling, general and
 administrative expenses....      124.8         40.1       100.6        132.9
Amortization of goodwill and
 other intangibles..........       18.6          4.4        13.7         17.6
Integration costs...........        5.0          --          --           --
Nonrecurring charges........        --           --          --          16.2
Other expense, net..........       15.9          2.8        15.4         12.6
Interest expense............       34.3         15.1         1.5          0.6
                                 ------       ------      ------     --------
  Earnings before income
   taxes....................       77.6          1.6        61.9         91.9
Income tax expense..........       33.7          1.0        26.8         38.3
                                 ------       ------      ------     --------
  Net earnings..............       43.9          0.6        35.1         53.6
Components of comprehensive
 income (loss):
Minimum pension liability,
 net of tax.................       (4.1)         --          --           5.6
Translation adjustments, net
 of tax.....................      (13.0)        (2.4)        6.0        (23.0)
                                 ------       ------      ------     --------
  Comprehensive income
   (loss)...................     $ 26.8       $ (1.8)     $ 41.1     $   36.2
                                 ======       ======      ======     ========


          See accompanying Notes to Consolidated Financial Statements

                         FEDERAL-MOGUL IGNITION COMPANY

                          CONSOLIDATED BALANCE SHEETS

                             (Millions of Dollars)

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                          ASSETS
Cash.......................................................  $    3.3  $   13.1
Accounts receivable (net of allowance for doubtful accounts
 of $0.8 million and
 $6.0 million).............................................      91.4     212.6
Inventories................................................     166.8     210.4
Other......................................................      41.2      46.0
                                                             --------  --------
    Total Current Assets...................................     302.7     482.1
                                                             --------  --------
Property, plant and equipment, net.........................     363.9     410.2
Intangibles, net...........................................     649.2     741.3
Other assets...............................................      48.2      19.7
                                                             --------  --------
    Total Assets...........................................  $1,364.0  $1,653.3
                                                             ========  ========
           LIABILITIES AND NET PARENT INVESTMENT
Short-term debt............................................  $    6.0  $   16.0
Accounts payable...........................................      84.4      75.8
Accrued compensation.......................................       7.3      21.7
Restructuring and rationalization reserves.................      10.2      32.9
Other accrued liabilities..................................      54.9      69.9
                                                             --------  --------
    Total Current Liabilities..............................     162.8     216.3
Other long-term liabilities................................      17.0      28.8
Net Parent Investment
  Accumulated other comprehensive income...................     (19.5)     (2.4)
  Intercompany transactions................................   1,203.7   1,410.6
                                                             --------  --------
    Net Parent Investment..................................   1,184.2   1,408.2
                                                             --------  --------
    Liabilities and Net Parent Investment..................  $1,364.0  $1,653.3
                                                             ========  ========


          See accompanying Notes to Consolidated Financial Statements.

                         FEDERAL-MOGUL IGNITION COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Millions of Dollars)

                                                              Predecessor
                                                        -----------------------
                                                          Period
                                              Period    January 1,
                                           October 10,     1998
                               Year ended  1998 through  through    Year ended
                              December 31, December 31, October 9, December 31,
                                  1999         1998        1998        1997
                              ------------ ------------ ---------- ------------
Cash flows from operating
 activities:
  Net income.................    $ 43.9       $  0.6      $ 35.1      $ 53.6
Adjustments to reconcile to
 net cash provided by (used
 in)
 Operating activities:
  Depreciation and
   amortization..............      52.5         13.5        45.5        57.3
  Loss on sale of assets.....       --           --          1.0         --
  Nonrecurring asset write-
   down......................       --           --          --          6.9
  Changes in assets and
   liabilities:
    Accounts receivable......     (10.8)        (1.1)       12.4        (2.2)
    Inventories..............      46.2          4.8       (27.1)       (1.9)
    Accounts payable and
     accrued liabilities.....      (6.4)        29.1        (9.3)      (13.6)
    Other assets and
     liabilities, net........     (33.3)       (47.1)       (0.8)       (8.7)
                                 ------       ------      ------      ------
      Net cash provided by
       (used in) operating
       activities............      92.1         (0.2)       56.8        91.4
Cash flows from investing
 activities:
  Cash paid for acquired
   businesses................      (1.9)         --         (8.5)      (20.1)
  Capital expenditures.......     (30.1)        (7.6)      (29.8)      (42.1)
  Proceeds from sales of
   property, plant and
   equipment.................       --           1.4         0.4         0.9
                                 ------       ------      ------      ------
      Net cash used in
       investing activities..     (32.0)        (6.2)      (37.9)      (61.3)
Cash flows from financing
 activities:
  Net short-term borrowings
   (repayments)..............       --          (2.4)      (33.1)       30.6
  Borrowings (repayments) of
   long-term debt............     (10.8)        (0.1)        0.3         --
  Transfers from (to)
   parent....................     (59.1)       (23.8)       58.2       (62.5)
                                 ------       ------      ------      ------
      Net cash provided by
       (used in) financing
       activities............     (69.9)       (26.3)       25.4       (31.9)
                                 ------       ------      ------      ------
Increase (decrease) in cash
 and cash equivalents........      (9.8)       (32.7)       44.3        (1.8)
      Cash beginning of
       period................      13.1         45.8         1.5         3.3
                                 ------       ------      ------      ------
      Cash end of period.....    $  3.3       $ 13.1      $ 45.8      $  1.5
                                 ======       ======      ======      ======

          See accompanying Notes to Consolidated Financial Statements.

                        FEDERAL-MOGUL IGNITION COMPANY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

  The accompanying financial statements reflect the consolidated assets, liabilities and operations of Federal-Mogul Ignition Company and its subsidiaries (Ignition). Ignition is a wholly owned subsidiary of Federal-Mogul Corporation ("Federal-Mogul"). Ignition's Predessor was previously known as the Cooper Divisions of Cooper Industries, Inc. hereafter also referred to as "Ignition." Federal-Mogul purchased the automotive divisions of Cooper, including Ignition, on October 9, 1998 for approximately $2.0 billion, of which approximately $986.0 million was attributable to Ignition. The assets and liabilities of Ignition have been adjusted to their fair values as of October 9, 1998. All related purchase accounting adjustments as recorded by Federal-Mogul and related to Ignition have been reflected herein.

  Ignition operates with financial and operations staff on a decentralized basis. Federal-Mogul provides (and Cooper had provided) certain centralized services for employee benefits administration, cash management, risk management, legal services, public relations, domestic tax reporting and internal and external audit. Federal-Mogul bills Ignition for all direct costs incurred on its behalf. General corporate, accounting, tax, legal and other administrative costs, such as centralized aftermarket advertising, selling and marketing cost, that are not directly attributable to the operations of Ignition have been allocated based on management's estimates, primarily driven by sales. Management believes that this allocation method is reasonable.

  The accompanying consolidated financial statements include the accounts of Ignition as described above. These statements are presented as if Ignition had existed as an entity separate from its parent during the period presented and include the assets, liabilities, revenues and expenses that are directly related to Ignition's operations.

  Ignition's separate domestic debt and related interest expense have been included in the consolidated financial statements. Because Ignition is fully integrated into its parent's worldwide cash management system, all of their cash requirements are provided by its parent and any excess cash generated by Ignition is transferred to the parent.

Note 2: Summary of Significant Accounting Policies

  Principles of Consolidation: The consolidated financial statements include the accounts of Ignition, and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

  Inventories: Inventories are carried at cost or, if lower, net realizable value. Prior to Federal-Mogul's acquisition of Ignition cost was determined using the first-in, first-out (FIFO) method. Subsequent to Federal-Mogul's acquisition of Ignition, cost is determined using the last-in, first-out method (LIFO). Approximately 62% and 55% of the inventory at December 31, 1999 and 1998, respectively was accounted for using the LIFO method. The remaining inventories are recorded using the first-in, first-out (FIFO) method. If inventories had been valued at current cost amounts reported would have been increased by $3.5 million, as of December 31, 1999. LIFO approximated cost at December 31, 1998. At December 31, inventories consisted of the following:

                        FEDERAL-MOGUL IGNITION COMPANY

                                                                    1999   1998
                                                                   ------ ------
                                                                 (Millions
                                                                     of
                                                                  Dollars)
      Raw materials............................................... $ 35.7 $ 45.4
      Work-in-process.............................................   38.8   51.8
      Finished goods..............................................   92.3  113.2
                                                                   ------ ------
                                                                   $166.8 $210.4
                                                                   ====== ======

   Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using primarily the straight-line method. This method is applied to group asset accounts, which in general have the following lives: buildings--10 to 40 years; and machinery and equipment--3 to 12 years. At December 31, property, plant and equipment consisted of the following:

                                                                  1999    1998
                                                                 ------  ------
                                                               (Millions
                                                                   of
                                                                Dollars)
      Property, plant and equipment:
        Land and land improvements.............................. $ 12.1  $ 10.3
        Buildings...............................................   89.4   105.4
        Machinery and equipment.................................  305.4   303.6
                                                                 ------  ------
                                                                  406.9   419.3
        Accumulated depreciation................................  (43.0)   (9.1)
                                                                 ------  ------
                                                                 $363.9  $410.2
                                                                 ======  ======

  Goodwill and Other Intangible Assets: At December 31, goodwill and other intangible assets, which result principally from acquisitions, consisted of the following:

                                                      Estimated
                                                     Useful Life  1999    1998
                                                     ----------- ------  ------
                                                               (Millions
                                                                   of
                                                                Dollars)
      Goodwill.....................................     40 years $399.5  $480.8
      Accumulated amortization.....................               (11.2)   (2.7)
                                                                 ------  ------
                                                                  388.3  $478.1
      Trademarks...................................     40 years  181.5  $176.5
      Developed technology.........................  12-30 years   68.2    68.2
      Assembled workforce..........................     15 years   20.2    20.2
      Other........................................     20 years    2.8     --
                                                                 ------  ------
                                                                  272.7   264.9
      Accumulated amortization.....................               (11.8)   (1.7)
                                                                 ------  ------
                                                                  260.9   263.2
                                                                 ------  ------
          Total Intangible Assets..................              $649.2  $741.3
                                                                 ======  ======

  During 1999, Federal-Mogul completed its allocation of the purchase price of Ignition, including completing valuations of certain assets and liabilities. The net effect of such analysis resulted in decreasing goodwill $81 million.

  Intangible assets are periodically reviewed for impairment based on an assessment of future cash flows to ensure that they are appropriately valued. There were no impairment charges during 1999 or 1998. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

                        FEDERAL-MOGUL IGNITION COMPANY

  Net Parent Investment: The Net Parent Investment account reflects the balance of Ignition's historical earnings, intercompany debt, accrued and deferred income taxes, other transactions between Ignition and Federal-Mogul, foreign currency translations and equity pension adjustments.

  Revenue Recognition: Ignition recognizes revenue and estimated returns from product sales and the related customer incentive and warranty expense when goods are shipped to the customer.

  Currency Translation: Exchange adjustments related to international currency transactions and translation adjustments for subsidiaries whose functional currency is the United States dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of operations. Translation adjustments of foreign subsidiaries for which the United States dollar is not the functional currency are reflected in the consolidated financial statements as a component of accumulated other comprehensive income.

  Effect of Accounting Pronouncements: In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the effective date of SFAS No. 133 was delayed by one year to January 1, 2001. The statement requires Ignition to recognize all derivatives on the balance sheet at fair value. The effect of adoption of this statement on Ignition earnings or financial position has not been finalized.

  In 1999, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on issue No. 99-5, Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements. The EITF addresses the accounting for pre-production costs relating to design and development of production parts and tooling. The EITF is required to be applied beginning January 1, 2000. Ignition does not believe the adoption of this pronouncement will have a material effect on Ignition's financial position or financial operations as its current accounting practices are consistent with the pronouncement.

  Fair Value of Financial Instruments: The carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable, accounts payable and debt approximate their fair values.

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

Note 3: Nonrecurring Charges

  During 1997, Ignition incurred charges of $16.2 million for actions management committed to during the period after concluding an evaluation of certain sales, marketing and distribution activities and information systems. The 1997 charges include adjustments to the carrying value of assets of $6.9 million and expenditures for replacing systems and facility consolidations of $9.3 million.

  Ignition consolidated certain sales, marketing and distribution activities. Adjustments to the carrying value of assets and exit costs were recorded for projects committed to by management. Severance and certain other costs related to projects committed to by management are not expensed until the affected employees are notified. The consolidations were announced and such costs were accrued and expensed during 1997.

                        FEDERAL-MOGUL IGNITION COMPANY

Note 4: Acquisitions

  Ignition completed one product-line acquisition in 1999, which had an aggregate cost of $1.9 million, with $1.3 million of goodwill recorded. Ignition completed one product-line acquisition in 1998, which had an aggregate cost of $8.5 million, with $5.5 of goodwill recorded. The operations of these businesses were not significant on a pro forma basis to historical operations of Ignition. The acquisitions have been accounted for as purchases and the results of the acquisitions are included in the consolidated income statements since the respective acquisition dates.

Note 5: Commitments and Contingencies

  At December 31, 1999, Ignition had accruals of $16.0 million with respect to potential environmental liabilities, including $11.2 million classified as a long-term liability, based on Ignition's current estimate of the most likely amount of losses that it believes will be incurred.

  Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes $6.5 million related to sites owned by Ignition and $9.5 million for retained environmental liabilities related to sites previously owned by Ignition and third-party sites where Ignition was a contributor. Third-party sites usually involve multiple contributors where Ignition's liability will be determined based on an estimate of Ignition's proportionate responsibility for the total cleanup. The amounts actually accrued for such sites are based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties.

  Ignition has not utilized any form of discounting in establishing its environmental liability accrual. While the environmental liability accrual involves estimates that can have wide ranges of potential liability, Ignition has taken a proactive approach and has managed environmental costs over the years. Ignition does not believe that the nature of their products, production processes, materials or other factors involved in the manufacturing process is subject to unusual risks or exposures for environmental liability. Ignition's greatest exposure to inaccuracy in their estimates is with respect to the constantly changing definitions of what constitutes an environmental liability or an acceptable level of cleanup.

  Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are, in millions: 2000--$9.4; 2001-- $6.4; 2002--$5.1; 2003--$2.9; 2004--$2.4 and thereafter $8.1.

Note 6: Restructuring

  In connection with acquisitions accounted for using the purchase method of accounting, Ignition recorded accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired business into existing operations of Ignition. Significant accruals include plant shutdown and realignment costs, and relocations, and aggregated $32.9 million, at December 31, 1998. Ignition expects to these actions to be primarily completed in 2000.

Note 7: Borrowing Arrangements

  Ignition's cash and indebtedness is managed on a worldwide basis by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Ignition's, is provided through this consolidated cash and debt management system. As a result, the amount of cash or debt historically related to Ignition is not determinable. For purposes of Ignition's historical financial statements, identifiable debt was allocated to Ignition during each year with all of Ignition's positive or negative cash flows being treated as cash transferred to or from Cooper.

                        FEDERAL-MOGUL IGNITION COMPANY

  Ignition has an intercompany loan with Federal-Mogul in the amount of $509.9 million, which is included in the net parent investment balance at December 31, 1999 and 1998. In 1999 and 1998, Federal-Mogul charged interest on this balance based on its incremental borrowing rate, which approximated 7.36% and 7.75% respectively.

  For purposes of Ignition's historical financial statements, interest expense has been computed using the actual interest rate with respect to international short-term borrowings. Total interest related to short-term debt paid during 1999, 1998 and 1997 was $0.8 million, $1.5 million, $0.6 million, respectively.

  Federal-Mogul has pledged 100% of Ignition's capital stock to secure certain outstanding debt of Federal-Mogul. In addition, Ignition has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul's Senior Credit Agreement and its publicly registered debt which approximate $3.1 billion and $3.2 billion at December 31, 1999 and 1998, respectively. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul.

  In July 1999, Ignition began participating in Federal-Mogul's accounts receivable securitization program. On an ongoing basis, Ignition sells certain accounts receivable to Federal-Mogul Funding Corporation (FMFC), a wholly owned subsidiary of Federal-Mogul, which then sells such receivables, without recourse, to a financial conduit. The transfers of these receivables are charged to the net parent investment account. Ignition does not retain any interest in these receivables

Note 8: Net Parent Investment

  Changes in net parent investment were as follows:

                                                                  (Millions of
                                                                    Dollars)
      Balance at January 1, 1997.................................   $1,129.6
        Comprehensive income.....................................       36.2
        Intercompany transactions, net...........................      (68.7)
                                                                    --------
      Balance at December 31, 1997...............................    1,097.1
        Comprehensive income for the period January 1, 1998
         through October 9, 1998.................................       41.1
        Intercompany transactions, net...........................       95.6
                                                                    --------
      Balance at October 9, 1998.................................   $1,233.8
                                                                    ========
      Federal-Mogul initial investment in Ignition...............   $1,462.2
        Comprehensive income for the period October 10, 1998
         through December 31, 1998...............................      (1.8)
        Intercompany transactions, net...........................      (52.2)
                                                                    --------
      Balance at December 31, 1998...............................    1,408.2
        Comprehensive income.....................................       26.8
        Intercompany transactions, net...........................     (250.8)
                                                                    --------
      Balance at December 31, 1999...............................   $1,184.2
                                                                    ========

  Intercompany transactions were principally cash transfers and non-cash charges between Ignition and its parent. The Company includes comprehensive income in Net Parent Investment. At December 31, 1999 accumulated other comprehensive income included $15.4 million of foreign currency translation adjustments and $4.1 million of minimum pension funding. At December 31, 1998 accumulated other comprehensive income included $2.4 million of foreign currency translation adjustments.

                        FEDERAL-MOGUL IGNITION COMPANY

Note 9: Income Taxes

  Ignition files a consolidated return with its parent for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

                                                            Period
                                                Period    January 1,
                                             October 10,     1998
                                 Year ended  1998 through  through    Year ended
                                December 31, December 31, October 9, December 31,
                                    1999         1998        1998        1997
                                ------------ ------------ ---------- ------------
                                              (Millions of Dollars)
      Components of income tax
       expense (benefit):
        Current...............     $37.7         $1.0       $ 43.8      $39.1
        Deferred..............      (4.0)         --         (17.0)      (0.8)
                                   -----         ----       ------      -----
        Income tax expense....     $33.7         $1.0       $ 26.8      $38.3
                                   =====         ====       ======      =====

                                                            Period
                                                Period    January 1,
                                             October 10,     1998
                                 Year ended  1998 through  through    Year ended
                                December 31, December 31, October 9, December 31,
                                    1999         1998        1998        1997
                                ------------ ------------ ---------- ------------
      Effective tax rate
       reconciliation:
        U.S. Federal statutory
         rate.................       35%          35%         35%         35%
        State and local
         taxes................        4            4           4           4
        Nondeductible
         goodwill.............        5           50           8           7
        Foreign / other.......       (1)         (26)         (4)         (3)
                                    ---          ---         ---         ---
        Effective tax rate....       43%          63%         43%         43%
                                    ===          ===         ===         ===

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Ignition net deferred tax asset are non-deductible accruals and depreciation timing differences.

                                                                  1999    1998
                                                                 ------  ------
                                                               (Millions
                                                                   of
                                                                Dollars)
      Current deferred tax assets............................... $ 23.7  $ 64.3
      Long term deferred tax liabilities........................  (72.1)  (51.9)
                                                                 ------  ------
      Net deferred tax assets (liabilities)..................... $(48.4) $ 12.4
                                                                 ======  ======

  As Ignition files a consolidated tax return with Federal-Mogul, the net deferred tax asset at December 31, 1999 and 1998 is a component of the net parent investment.

Note 10: Pension Plans

  In 1997 as part of Cooper, employees of Ignition participated in numerous pension plans covering substantially all domestic employees and pension and similar arrangements in accordance with local customs covering employees at foreign locations. The assets of the various domestic and foreign plans were maintained in various trusts and consisted primarily of equity and fixed-income securities. Funding policies range from five to thirty years. Pension benefits for salaried employees were generally based upon career earnings. Benefits for

                        FEDERAL-MOGUL IGNITION COMPANY
hourly employees were generally based on a dollar unit, multiplied by years of service. The amount of expense and the funded status with respect to the defined benefit pension plans of the Ignition, exclusive of the Cooper Salaried Employee Benefit Plan, is set forth in the table below. In addition, most U.S. salaried employees of Ignition participated in the Cooper Salaried Employee Benefit Plan. The amount of expense allocated to Ignition for this plan was $0.4 million for the years ended December 31, 1997, respectively. During 1997, Ignition's expense with respect to domestic and foreign defined contribution plans (primarily related to various groups of hourly employees) and Ignition's aggregate pension expense amounted to $3.2 million and $9.7 million, respectively.

                                                                     Year Ended
                                                                    December 31,
                                                                        1997
                                                                    ------------
                                                                    (Millions of
                                                                      Dollars)
      Components of defined benefit plan net pension expense:
        Service cost--benefits earned during the year..............    $ 3.5
        Interest cost on projected benefit obligation..............     18.0
        Actual return on assets....................................    (25.6)
        Net amortization and deferral..............................     10.6
                                                                       -----
          Net pension expense......................................    $ 6.5
                                                                       =====

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

  In 1998, the various pension plans of Ignition were merged into other plans of Cooper. As such, the related pension liabilities were recorded to net parent investment. These multiple-employer plans were assumed by Federal-Mogul in its acquisition of the automotive division of Cooper. Such plans were required to be fully funded by Cooper prior to the acquisition by Federal-Mogul. The expense charged to Ignition by Cooper during the period January 1, 1998 to October 9, 1998 was $7.3 million. The credit to Ignition from Federal-Mogul for the period October 10, 1998 to December 31, 1998 was $0.5 million.

  For the year ended December 31, 1999, the credit to Ignition from Federal-Mogul was approximately $2.8 million. The fully funded aggregated projected benefit obligations of such domestic and international plans of $345.6 million and $63.0 million was based upon discount rates of 7.75% and 6.26% at December 31, 1999, respectively. The fair value of the plan's assets at December 31, 1999 were $327.0 million and $68.8 million for domestic and international plans, respectively. Company contributions for 1999 were $0.5 million and $2.4 million for domestic and international plans, respectively.

Note 11: Postretirement Benefits Other Than Pensions

  As part of Cooper and subsequently Federal-Mogul, benefits provided to employees of Ignition under various multiple-employer postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 90% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $11.8 million, $4.4 million, $2.8 million and $11.4 million for 1999, the period January 1, 1998 to October 9, 1998, the period October 10, 1998 to December 31, 1998 and 1997, respectively. The unfunded projected benefit obligation of these plans aggregated approximately $169.7 million at December 31, 1999, based upon a discount rate of 7.75%

                         FEDERAL-MOGUL IGNITION COMPANY

Note 12: North America, Europe and Other Operations

  Ignition operates in a single business segment. It manufactures and distributes spark plugs, wiper blades, lamps, and other products for use by the automotive aftermarket and in automobile assemblies. No single customer accounted for 10% or more of combined revenues in 1999, 1998, and 1997.

                                                    Revenues                                    Assets
                         -------------------------------------------------------------- -----------------------
                                      Period October 10, Period January 1,
                          Year ended     1998 through      1998 through     Year ended       December 31,
                         December 31,    December 31        October 9,     December 31, -----------------------
                             1999            1998              1998            1997        1999        1998
                         ------------ ------------------ ----------------- ------------ ----------- -----------
                                             (Millions of Dollars)                       (Millions of Dollars)
North America...........    $738.3          $150.8            $506.1         $  711.4   $     847.6 $   1,025.1
Europe..................     159.2            59.1             195.1            253.8         380.5       463.0
Other...................      66.3            23.2              81.6             66.1         135.9       165.2
                            ------          ------            ------         --------   ----------- -----------
  Consolidated..........    $963.8          $233.1            $782.8         $1,031.3   $   1,364.0 $   1,653.3
                            ======          ======            ======         ========   =========== ===========

Note 13: Concentrations of Credit Risk

  Ignition grants credit to their customers, which are primarily in the automotive industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising Ignition's customer base and their dispersion across many different countries. Ignition performs periodic credit evaluations of their customers and generally does not require collateral.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FEDERAL-MOGUL CORPORATION

                                                   /s/ Kenneth P. Slaby
                                          By___________________________________
                                                     Kenneth P. Slaby
                                               Vice President and Controller

  Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                      Title
              ---------                                      -----
 ________/s/ Richard A. Snell________            Chairman, Chief Executive
           Richard A. Snell                       Officer and President
                                                 Vice President and Control-
                                                  ler
 ________/s/Kenneth P. Slaby_________             (Principal Financial and
           Kenneth P. Slaby                       Accounting Officer)
 _________________*__________________            Director
             John F. Fannon
 ____________________________________*           Director
          Roderick M. Hills
 ____________________________________*           Director
           Paul Scott Lewis
 _________________*__________________            Director
            Antonio Madero
 _________________*__________________            Director
        Robert S. Miller, Jr.
 ____________________________________*           Director
             John C. Pope
 ____________________________________*           Director
      Sir Geoffrey Whalen C.B.E.
 *By______/s/ James J. Zamoyski______
           James J. Zamoyski
           Attorney-in-fact

Dated: March 15, 2000