Form 10-Q
period 2000-03-31
FEDERAL MOGUL CORP
filed 2000-05-02
CIK 34879

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Period Ended               MARCH 31, 2000
                     -----------------------------------------------------------


Commission File Number                 1-1511
                       ---------------------------------------------------------

                            FEDERAL-MOGUL CORPORATION
             (Exact name of Registrant as specified in its charter)


              MICHIGAN                                  38-0533580
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

             26555 NORTHWESTERN HIGHWAY, SOUTHFIELD, MICHIGAN   48034
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

     Common Stock Outstanding - 70,509,583 shares as of May 2, 2000

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

         Forward-looking statements include financial projections, estimates and statements regarding plans, objectives and expectations of Federal-Mogul and its management, including, without limitation, plans to implement the recently announced restructuring initiatives relating to manufacturing and warehouse facilities, plans to address the issues related to the conversion to the Euro, and the scope of the effect of T&N and Cooper Automotive asbestos liability.

         Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Federal-Mogul to differ materially from any future results, performance or achievements expressed or implied by such Forward-looking statements. Such risks, uncertainties and other factors include, without limitation, conditions in the automotive components industry, certain global and regional economic conditions, including without limitation, the effects of world wide currency fluctuations, and other factors detailed herein and from time to time in the documents incorporated by reference herein. Moreover, Federal-Mogul's plans, objectives and intentions are subject to change based on these and other factors, some of which are beyond Federal-Mogul's control.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                         Three Months Ended
                                                                                               March 31
                                                                                      -------------------------
                                                                                       2000              1999
                                                                                      --------         --------
Net sales                                                                             $1,643.7         $1,642.2
Cost of products sold                                                                  1,209.6          1,192.7
                                                                                      --------         --------

     Gross margin                                                                        434.1            449.5

Selling, general and administrative expenses                                             211.0            222.5
Amortization of goodwill and other intangible assets                                      31.2             32.8
Implementation costs                                                                       0.8                -
Restructuring charges                                                                     68.7                -
Adjustment of assets held for sale and other long-lived assets to fair value              10.0                -
Integration costs                                                                            -             10.1
Interest expense                                                                          71.0             70.9
Interest income                                                                           (1.3)            (1.0)
International currency exchange losses                                                     0.6              2.3
Other expense, net                                                                         7.6              5.3
                                                                                      --------         --------
     Earnings before income taxes, extraordinary item and cumulative effect
             of change in accounting principle                                            34.5            106.6

Income tax expense                                                                        20.6             45.2
                                                                                      --------         --------

     Earnings before extraordinary item and cumulative effect of change in
             accounting principle                                                         13.9             61.4

Extraordinary item - loss on early retirement of debt, net of applicable income
             tax benefit                                                                     -             23.1

Cumulative effect of change in accounting for costs of start-up activities,
     net of applicable income tax benefit                                                    -             12.7
                                                                                      --------         --------

     Net earnings                                                                         13.9             25.6

Preferred stock dividends, net of related tax benefits                                     0.5              0.7
                                                                                      --------         --------
     Net Earnings Available for Common Shareholders                                   $   13.4         $   24.9
                                                                                      ========         ========
EARNINGS PER COMMON SHARE

Basic
     Earnings before extraordinary item and cumulative effect of
         change in accounting principle                                               $    .19         $    .89
     Extraordinary item - loss on early retirement of debt, net of
         applicable income tax benefit                                                       -             (.34)
     Cumulative effect of change in accounting for costs of start-up activities,
         net of applicable income tax benefit                                                -             (.19)
                                                                                      --------         --------
     Net Earnings Available for Common Shareholders                                   $    .19         $    .36
                                                                                      ========         ========

Diluted
     Earnings before extraordinary item and cumulative effect of
         change in accounting principle                                               $    .18         $    .80
     Extraordinary item - loss on early retirement of debt, net of
         applicable income tax benefit                                                       -             (.27)
     Cumulative effect of change in accounting for costs of start-up activities,
         net of applicable income tax benefit                                                -             (.15)
                                                                                      --------         --------
     Net Earnings Available for Common Shareholders                                   $    .18         $    .38
                                                                                      ========         ========

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(MILLIONS OF DOLLARS)

                                                                                      (Unaudited)
                                                                                       March 31       December 31
                                                                                         2000             1999
                                                                                      -----------     -----------
ASSETS
Cash and equivalents                                                                   $   72.1         $   64.5
Accounts receivable                                                                       566.1            514.6
Investment in accounts receivable securitization                                          293.2            232.2
Inventories                                                                               899.4            883.6
Prepaid expenses and income tax benefits                                                  333.6            331.6
                                                                                       --------         --------
         Total Current Assets                                                           2,164.4          2,026.5

Property, plant and equipment, net                                                      2,452.0          2,503.7
Goodwill                                                                                3,479.4          3,547.8
Other intangible assets                                                                   784.9            796.3
Asbestos-related insurance recoverable                                                    325.9            325.9
Other noncurrent assets                                                                   667.9            745.0
                                                                                       --------         --------
         TOTAL ASSETS                                                                  $9,874.5         $9,945.2
                                                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt, including current portion of long-term debt                           $  164.7         $  190.8
Accounts payable                                                                          516.8            621.9
Accrued compensation                                                                      174.3            182.9
Restructuring and rationalization reserves                                                100.5             46.0
Current portion of asbestos liability                                                     240.0            180.0
Income taxes payable                                                                       72.2             72.3
Other accrued liabilities                                                                 365.8            488.7
                                                                                       --------         --------
         Total Current Liabilities                                                      1,634.3          1,782.6

Long-term debt                                                                          3,287.1          3,020.0
Long-term portion of asbestos liability                                                 1,198.7          1,335.3
Postemployment benefits                                                                   652.4            661.9
Other accrued liabilities                                                                 477.4            454.9
Minority interest in consolidated subsidiaries                                             47.8             40.3
Company-obligated, mandatorily redeemable preferred securities of subsidiary
     trust holding solely convertible subordinated debentures of the Company 1            575.0            575.0

SHAREHOLDERS' EQUITY:
     Series C ESOP preferred stock                                                         42.9             41.5
     Common stock                                                                         352.1            352.1
     Additional paid-in capital                                                         1,779.7          1,782.4
     Retained earnings                                                                    183.2            170.3
     Unearned ESOP compensation                                                            (7.9)            (7.9)
     Accumulated other comprehensive loss                                                (347.5)          (262.1)
     Other                                                                                 (0.7)            (1.1)
                                                                                       --------         --------
         TOTAL SHAREHOLDERS' EQUITY                                                     2,001.8          2,075.2
                                                                                       --------         --------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $9,874.5         $9,945.2
                                                                                       ========         ========

See accompanying notes.

-----------------------------
/(1)/ The sole assets of the Trust are convertible subordinated debentures of Federal-Mogul with an aggregate principal amount of $575.0 million, which bear interest at a rate of 7% per annum and mature on December 1, 2027. Upon repayment, the Company-obligated mandatorily redeemable preferred securities of subsidiary trust will be mandatorily redeemed.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(MILLIONS OF DOLLARS)

                                                                                          Three Months Ended
                                                                                               March 31
                                                                                     ----------------------------
                                                                                        2000             1999
                                                                                     ----------        ----------
CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES
    Net earnings                                                                     $    13.9         $    25.6
    Adjustments to reconcile net earnings to net cash
       used by operating activities
          Depreciation and amortization                                                   99.1              88.8
          Restructuring charge                                                            68.7                 -
          Adjustment of assets held for sale and other
              long-lived assets to fair value                                             10.0                 -
          Loss on early retirement of debt                                                   -              36.6
          Cumulative effect of change in accounting principle                                -              19.5
          Postemployment benefits                                                          1.2               8.0
          Increase in accounts receivable                                                (84.8)           (146.1)
          Decrease (increase) in inventories                                             (31.3)             14.1
          Decrease in accounts payable                                                   (99.6)             (1.8)
          Decrease in current liabilities and other                                      (25.5)            (13.3)
          Payments against restructuring and rationalization reserves                    (14.7)            (31.0)
          Payments against asbestos liability                                            (75.4)            (32.3)
                                                                                     ---------         ---------
              Net Cash Used By Operating Activities                                     (138.4)            (31.9)

CASH PROVIDED FROM (USED BY) INVESTING ACTIVITIES
    Expenditures for property, plant and equipment and other
            long-term assets, net                                                        (72.8)            (75.2)
    Business acquisitions, net of cash acquired                                              -            (112.9)
    Other                                                                                  4.7               5.9
                                                                                     ---------         ---------
              Net Cash Used By Investing Activities                                      (68.1)           (182.2)

CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES
    Issuance of common stock                                                                 -               0.1
    Proceeds from the issuance of long-term debt                                         285.0           2,123.0
    Principal payments on long-term debt                                                 (17.2)         (1,876.7)
    Decrease in short-term debt                                                          (23.8)             (7.3)
    Fees paid for debt issuance and other securities                                         -             (25.5)
    Increase (decrease) in accounts receivable securitization                            (31.0)             12.4
    Dividends                                                                             (1.0)             (1.6)
    Other                                                                                  2.1              (1.8)
                                                                                     ---------         ---------
              NET CASH PROVIDED FROM FINANCING ACTIVITIES                                214.1             222.6
                                                                                     ---------         ---------

              INCREASE IN CASH AND EQUIVALENTS                                             7.6               8.5

Cash and Equivalents at Beginning of Period                                               64.5              77.2
                                                                                     ---------         ---------

          CASH AND EQUIVALENTS AT END OF PERIOD                                      $    72.1         $    85.7
                                                                                     =========         =========

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2000


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain items in the prior year condensed consolidated financial statements have been reclassified to conform with the presentation used in 2000.

2.  RESTRUCTURING

2000 Restructuring Programs:

During the first quarter of 2000, the Company recognized $68.7 million of restructuring charges related to severance and exit costs and a $10.0 million charge for the write-down of certain long lived assets associated with the restructuring, to their fair values.

Severance costs of $54.7 million included the planned closure of 22 North American aftermarket branch warehouses; consolidation of the Company's heavy wall bearings into one plant; the closure of Australian and Taiwan sales, administrative, and distribution facilities; the closure of one of the Company's European sealing systems plants; the consolidation of certain administrative and human resource functions in Europe; and various other programs in North America and Europe. Total employee reductions are expected to be approximately 1,500 comprised of 4,000 reductions associated with facility closings offset by 2,500 necessary new hires in new or expanded facilities.

Exit costs of $14.0 million included the consolidation of administrative facility at the Company's Toledo, Ohio Ignition facility, the closure of aftermarket branch warehouses in North America and Latin America, and the closure of Australian and Taiwan sales, administrative and distribution facilities, and various other programs in North America and Europe.

Asset writedowns of $10.0 million, included the closure of aftermarket branch warehouses and the Company's Toledo, Ohio ignition facility's administrative center.

Cash payments against the 2000 restructuring reserves were $2.4 million during the first quarter of 2000.

1998 and 1999 Restructuring Programs:

Cash payments against the 1998 and 1999 restructuring reserves were $6.5 million during the first quarter of 2000.

3.  ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

T&N Asbestos Litigation

In the United States, the Company's United Kingdom subsidiary, T&N Ltd., and two United States subsidiaries (the "T&N Companies") are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many such claims may be made nor the expenditures which may arise therefrom. There are a number of factors that could impact the settlement costs into the future, including but not limited to: changes in legal environment; possible insolvency of co-defendants; and the establishment of an acceptable administrative (non-litigation) claims resolution mechanism.

In arriving at the total provision for the T&N Companies described below (approximately $1.0 billion), assumptions have been made regarding the total number of claims anticipated to be received in the future, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the timing of settlements and, in the United Kingdom, the level of subrogation claims brought by insurance companies.

T&N Ltd. has appointed the Center for Claims Resolution (CCR) as its exclusive representative in relation to all asbestos-related personal injury claims made against it in the United States. The CCR provides to its member companies a litigation defense, claims-handling and administration service in respect to United States asbestos-related disease claims. Pursuant to the CCR Producer Agreement, T&N Ltd. is entitled to appoint a representative as one of the five voting directors on the CCR's Board of Directors. Members of the CCR contribute towards indemnity payments in each claim in which the member is named. Contributions to such indemnity payments are calculated on a case by case basis according to sharing agreements among the CCR's members. Effective January 18, 2000, two United States subsidiaries appointed a law firm specializing in asbestos matters as their litigation defense, claims handling and administrative service provider. Indemnity and defense obligations incurred while members of the CCR will continue to be honored. This change is intended to create greater economic and defense efficiencies for the two companies. As of March 31, 2000, T&N Companies have entered into $250 million of surety to meet collateral requirements for settlements established by the CCR.

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

During 1999, T&N Ltd. was named in a complaint filed in the United States District Court for the Eastern District of Texas by Owens-Illinois, alleging that T&N, as a former supplier of asbestos fibers, is liable to Owens-Illinois for Owens-Illinois' own indemnity and defense costs pertaining to asbestos-related personal injury claims. T&N believes it has meritorious defenses to such allegations and has successfully defended against similar underlying claims in the past.


Cooper Automotive Asbestos Litigation

Former businesses of Cooper Automotive, primarily Abex and Wagner, are involved as defendants in numerous court actions in the United States alleging personal injury from exposure to asbestos or asbestos-containing products, mainly involving friction products. In 1998, the Company acquired the capital stock of a Cooper entity resulting in the assumption by a Company subsidiary of contractual liability, under certain circumstances, for all claims pending and to be filed in the future alleging exposure to certain Wagner automotive and industrial friction products and for all claims filed after August 29, 1998, alleging exposure to certain Abex (non-railroad and non-aircraft) friction products. The Company has completed its assessment of the potential liability and related potential insurance recoveries related to the Cooper acquisition and has recorded a $325.9 million insurance recoverable asset and a liability of the subsidiaries involved of approximately $400 million. This is the Company's estimate, after taking into account legal counsel's evaluation related to amounts expected to be paid or reimbursed by insurers. In arriving at these provisions, certain assumptions have been made regarding the total number of claims which may be received in the future against these two entities and the average costs associated with such claims.

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

The ultimate exposure of the Company's subsidiary with respect to claims against Abex and Wagner will depend upon the extent to which the insurance described above will be available to cover such claims, the amounts paid for indemnity and defense, changes in the legal environment, and other factors. While the Company believes that the liability and receivable recorded for these claims are reasonable and appropriate, given the nature and complexity of factors affecting the estimated liability and potential insurance recovery, the actual liability and insurance recovery may differ. In the possible, but unlikely event that the actual liability net of insurance proceeds recovered exceeds the reserve net of insurance receivable recorded by the Company, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected. The asbestos reserves for the businesses acquired as part of the Cooper Automotive acquisition will be re-evaluated periodically as additional information becomes available.

Federal-Mogul and Fel-Pro Asbestos Litigation

The Company also is sued in its own name as one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The Company's Fel-Pro subsidiary has been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. The Company is defending all such claims vigorously and believes that it and Fel-Pro have substantial defenses to liability and adequate insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company and Fel-Pro as of March 31, 2000, will not have a material effect on the Company's financial position.

Aggregate of Asbestos Liability

As of March 31, 2000, the Company has provided a total reserve for all of its subsidiaries and businesses with potential asbestos liability of approximately $1.4 billion as its best estimate for future costs related to resolving asbestos claims. The Company estimates claims will be filed and paid in excess of the next 20 years. This estimate is based in part on recent and historical claims experience, medical information and the current legal environment. The Company has a corresponding receivable from certain insurance carriers of approximately $325.9 million.

Other

The Company is involved in various other legal actions and claims, directly and through its subsidiaries (including T&N and Fel-Pro). After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that its outcomes are not reasonably likely to have a material adverse affect on the Company's financial position, operating results, or cash flows.

Environmental Matters

The Company is a defendant in lawsuits filed in various jurisdictions pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other similar federal or state environmental laws which require responsible parties to pay for cleaning up contamination resulting from hazardous wastes which were discharged into the environment by them or by others to which they sent such wastes for disposition. In addition, the Company has been notified by the United States Environmental Protection Agency and various state agencies that it may be a potentially responsible party (PRP) under such law for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. At most of the sites that are likely to be costliest to clean up, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company's exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company's share of the total waste is usually quite small; the other companies which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly-owned companies; and in most such situations, the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental and legal reserve was approximately $71.6 million at March 31, 2000 and $74.5 million at December 31, 1999. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect of such matters.

4.   EARNINGS PER SHARE, NON-CASH TRANSACTION AND COMPREHENSIVE INCOME

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 (in millions, except per share data):

                                                                                       2000      1999
                                                                                     --------  --------
Numerator:
    Net earnings                                                                     $   13.9  $   25.6
    Extraordinary items - loss on early retirement of debt,
       net of applicable income tax benefit                                                 -      23.1
    Cumulative effect of change in accounting for costs of start-up
       activities, net of applicable income tax benefit                                     -      12.7
                                                                                     --------  --------
    Net earnings  before extraordinary items and cumulative
       effect of change in accounting  for costs of start-up activities                  13.9      61.4
    Series C preferred dividend requirement                                              (0.5)     (0.5)
    Series E preferred dividend requirement                                                 -      (0.2)
                                                                                     --------  --------

    Numerator for basic earnings per share - income available to common shareholders before extraordinary item and cumulative effect of change in
       accounting for costs of start-up activities                                   $   13.4  $   60.7


    Effect of dilutive securities:
       Series C preferred dividend requirement                                            0.5       0.5
       Series E preferred dividend requirement                                              -       0.2
       Minority interest - preferred securities of an affiliate                             -       6.3
       Additional required ESOP contribution                                             (0.5)     (0.5)
                                                                                     --------  --------

    Numerator for diluted earnings per share - income available to common shareholders after assumed conversions,
       before extraordinary item and cumulative effect of change in
       accounting for costs of start-up activities                                   $   13.4  $   67.2
                                                                                     ========  ========
    Numerator for basic earnings per share - income available
       to common shareholders after extraordinary item and cumulative
       effect of change in accounting for costs of start-up activities               $   13.4  $   24.9
                                                                                     ========  ========
    Numerator for diluted earnings per share - income available to common shareholders after extraordinary item and cumulative
       effect of change in accounting for start-up activities                        $   13.4  $   25.1
                                                                                     ========  ========

Denominator:
    Denominator for basic earnings per share - weighted
       average shares                                                                    70.2      68.4
    Effect of dilutive securities:
       Dilutive stock options outstanding                                                   -       0.7
       Nonvested stock                                                                    0.2       0.2
       Conversion of Series C preferred stock                                             1.4       1.4
       Conversion of Series E preferred stock                                               -       1.8
       Conversion of Company-obligated mandatorily redeemable preferred securities          -      11.2
       Contingently issuable shares of common stock                                       1.1         -
                                                                                     --------  --------

       Denominator for dilutive earnings per share adjusted
       weighted average shares and assumed conversions                                   72.9      83.7
                                                                                     ========  ========

Basic earnings per share before extraordinary item and cumulative effect
       of change in accounting for costs of  start-up activities                     $    .19  $    .89
                                                                                     ========= ========
Basic earnings per share after extraordinary item and cumulative effect
        of change in accounting for costs of start-up activities                     $    .19  $    .36
                                                                                     ========= ========
Diluted earnings per share before extraordinary item and cumulative effect
       of change in accounting for costs of start-up activities                      $    .18  $    .80
                                                                                     ========= ========
Diluted earnings per share after extraordinary item and cumulative effect
       of change in accounting for costs of start-up activities                      $    .18  $    .38
                                                                                     ========= ========

Quarterly dividends of $0.0025 per common share were declared for the quarters ended March 31, 2000 and 1999.

5.   COMPREHENSIVE LOSS

Other comprehensive income includes foreign currency translation adjustments and unrealized gains (losses) on investments.

Total comprehensive income (loss) is summarized as follows (in millions of dollars):

                                                                                  Three Months Ended
                                                                                       March 31
                                                                            ------------------------------
                                                                               2000                 1999
                                                                            ----------           ---------
Net Earnings                                                                $     13.9           $    25.6
Other Comprehensive Income (Loss)
         Foreign currency translation adjustment, net of tax                     (53.5)              (75.4)
         Unrealized gain/(loss) on investments, net of tax                        (0.3)                  -
                                                                            ----------           ---------
     Total Comprehensive Loss                                               $    (39.9)          $   (49.8)
                                                                            ==========           =========

6.   INVENTORIES

Inventories consisted of the following (in millions of dollars):

                                                                             March 31            December 31
                                                                               2000                 1999
                                                                            ----------           -----------
Finished products                                                           $    634.5           $   638.9
Work-in-process                                                                  144.0               133.1
Raw materials                                                                    148.2               138.1
                                                                            ----------           ---------
                                                                                 926.7               910.1
Reserve for inventory valuation                                                  (27.3)              (26.5)
                                                                            ----------           ---------
                                                                            $    899.4           $   883.6
                                                                            ==========           =========

7.  OPERATIONS BY INDUSTRY SEGMENT

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

Sealing Systems, Visibility and Systems Protection Products are used in automotive, light truck, heavy duty, agricultural, off-highway, marine, railroad, high performance and industrial applications. The primary products of this operating unit include dynamic seals, gaskets, lighting products, wiper blades and systems protection products.

Brake, Chassis, Ignition and Fuel Products are used in automotive, light truck, heavy duty, agricultural, off -highway, marine, and high performance applications. The primary products of this operating unit include brake and friction products, chassis products, ignition products and fuel system components.

Divested Activities include the historical operating results and assets of aftermarket operations in South Africa, Australia, Chile and heavy wall bearing operations in Germany and Brazil which were sold or closed in 1997.

The accounting policies of the business segments are consistent with those described in the summary of significant accounting policies in the Company's Annual Report on Form 10K for the year ended December 31, 1999. The Company evaluates segmental performance based on several factors, including both Economic Value Added (EVA) and Operational EBIT. Operational EBIT is defined as earnings before interest, income taxes and extraordinary items and before certain nonrecurring items such as certain acquisition related adjustments and integration costs associated with new acquisitions. Operational EBIT for each segment is shown below, as it is most consistent with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements.


                                                                                      Three Months Ended
                                                                                           March 31
                                                                                 ---------------------------
                                                                                    2000             1999
                                                                                 ---------         ---------
Net Sales:
       Powertrain Systems                                                        $     648         $     595
       Sealing Systems, Visibility and Systems Protection Products                     490               488
       Brake, Chassis, Ignition and Fuel Products                                      506               543
       Divested Activities                                                               -                16
                                                                                 ---------         ---------
              Total                                                              $   1,644         $   1,642
                                                                                 =========         =========

                                                                                      Three Months Ended
                                                                                           March 31
                                                                                 ---------------------------
                                                                                    2000             1999
                                                                                 ----------        ---------
Operational EBIT:
       Powertrain Systems                                                        $      62         $      78
       Sealing Systems, Visibility and Systems Protection Products                      68                58
        Brake, Chassis, Ignition and Fuel Products                                      63                72
       Divested Activities                                                               -                 -
                                                                                 ---------         ---------
              Total                                                              $     193         $     208
                                                                                 =========         =========

                                                                                     Three Months Ended
                                                                                           March 31
                                                                                 ---------------------------
                                                                                   2000               1999
                                                                                 ---------         ---------
Reconciliation:
       Total Segments Operational EBIT                                           $     193         $     208
       Net interest and other financing costs                                          (79)              (80)
       Acquisition related costs                                                         -               (21)
       Restructuring, impairment and other special charges                             (79)                -
                                                                                 ---------         ---------
       Earnings before income taxes, extraordinary item
          and cumulative effect of accounting change                             $      35         $     107
                                                                                 =========         =========


8.   CONSOLIDATING CONDENSED FINANCIAL INFORMATION OF GUARANTOR
     SUBSIDIARIES

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

FEDERAL-MOGUL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
MARCH 31, 2000
(MILLIONS OF DOLLARS)

                                               (Unconsolidated)
                                  ------------------------------------
                                             Guarantor   Non-Guarantor
                                   Parent   Subsidiaries Subsidiaries  Eliminations Consolidated
                                  --------  ------------ ------------- ------------ ------------
Net sales                         $  393.4    $  405.3    $  1,045.3    $ (200.3)   $  1,643.7
Cost of products sold                299.2       288.1         822.6      (200.3)      1,209.6
                                  --------    --------    ----------    --------    ----------
   Gross margin                       94.2       117.2         222.7           -         434.1
Selling, general and
   administrative expenses            84.6        34.1          92.3           -         211.0
Amortization of goodwill and
   other intangible assets             5.1         6.4          19.7           -          31.2
Implementation costs                   0.7           -           0.1           -           0.8
Restructuring charge                   2.8        10.4          55.5           -          68.7
Adjustment of assets held for
   sale and other long-lived
   assets                                -         4.8           5.2           -          10.0
Interest expense                      66.4         0.3          68.5       (64.2)         71.0
Interest income                       (0.5)          -         (65.0)       64.2          (1.3)
International currency
   exchange losses                     0.2         0.2           0.2           -           0.6
Other expense, net                    41.4       (25.4)         (8.4)          -           7.6
                                  --------    --------    ----------    --------    ----------
      Earnings before income
         taxes                      (106.5)       86.4          54.6           -          34.5
Income tax expense                   (39.4)       32.0          28.0           -          20.6
                                  --------    --------    ----------    --------    ----------

      Net earnings (loss)         $  (67.1)   $   54.4    $     26.6 $         -    $     13.9
                                  --------    --------    ----------    --------    ----------

Equity in earnings (loss)
   of subsidiaries                    81.0        68.0             -      (149.0)            -
                                  --------    --------    ----------    --------    ----------

      Net earnings                $   13.9    $  122.4    $     26.6    $ (149.0)   $     13.9
                                  ========    ========    ==========    ========    ==========

FEDERAL-MOGUL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
MARCH 31, 1999
(MILLIONS OF DOLLARS)

                                                (Unconsolidated)
                                     --------------------------------------------
                                                   Guarantor        Non-Guarantor
                                      Parent      Subsidiaries       Subsidiaries       Eliminations      Consolidated
                                     --------     ------------      -------------       ------------      ------------
Net sales                            $ 308.9      $  473.6             $ 914.2           $  (54.5)         $ 1,642.2
Cost of products sold                  203.8         343.7               699.7              (54.5)           1,192.7
                                     -------      --------             -------           --------          ---------
   Gross margin                        105.1         129.9               214.5                  -              449.5
Selling, general and
   administrative expenses              89.4          42.5                90.6                  -              222.5
Amortization of goodwill and
   other intangible assets               1.5           7.1                24.2                  -               32.8
Integration costs                        3.5           1.1                 5.5                  -               10.1
Interest expense                        66.3           0.2                71.3              (66.9)              70.9
Interest income                         (0.2)         (0.5)              (67.2)              66.9               (1.0)
International currency
    exchange losses                     (0.1)          1.6                 0.8                  -                2.3
Other expense, net                     (15.3)          8.8                11.8                  -                5.3
                                     -------      --------             -------           --------          ---------
      Earnings before income
         taxes, extraordinary
         items and cumulative
         effect of change in
         accounting principle          (40.0)         69.1                77.5                  -              106.6
Income tax expense                      19.7          14.5                11.0                  -               45.2
                                     -------      --------             -------           --------          ---------
      Net earnings (loss)
         before extraordinary
         item and cumulative
         effect of change in
         accounting principle          (59.7)         54.6                66.5                  -               61.4
Extraordinary items - loss on
   early retirement of debt,
   net of applicable income
   tax benefit                          23.1             -                   -                  -               23.1
Cumulative effect of change
   in accounting for costs of
   start-up activities, net of
   applicable income tax benefit        12.7             -                   -                  -               12.7
                                     -------      --------             -------           --------          ---------

      Net earnings (loss)            $ (95.5)     $   54.6             $  66.5           $      -          $    25.6
                                     -------      --------             -------           --------          ---------

Equity in earnings (loss)
       of subsidiaries                 121.1          53.1                   -             (174.2)                 -
                                     -------      --------             -------           --------          ---------

      Net earnings                   $  25.6      $  107.7             $  66.5           $ (174.2)         $    25.6
                                     =======      ========             =======           ========          =========

FEDERAL-MOGUL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEET
MARCH 31, 2000
(MILLIONS OF DOLLARS)

                                                      (Unconsolidated)
                                  ----------------------------------------------
                                                  Guarantor        Non-Guarantor
                                    Parent      Subsidiaries       Subsidiaries      Eliminations          Consolidated
                                  ----------    ------------       -------------     -------------         ------------
ASSETS
Cash and equivalents              $     49.1    $     46.4         $    (23.4)       $           -         $     72.1
Accounts receivable                     19.4          86.9              459.8                    -              566.1
Investment in accounts
   receivable securitization               -             -              293.2                    -              293.2
Inventories                            170.1         311.1              418.2                    -              899.4
Prepaid expenses and
   income tax benefits                 217.1          72.6               43.9                    -              333.6
                                  ----------    ----------         ----------        -------------         ----------
Total current assets                   455.7         517.0            1,191.7                    -            2,164.4
Property, plant and
   equipment, net                      319.9         564.0            1,568.1                    -            2,452.0
Goodwill                               599.8         808.7            2,070.9                    -            3,479.4
Other intangible assets                 31.8         366.0              387.1                    -              784.9
Investment in subsidiaries           5,136.8       1,938.1                  -             (6,778.1)                 -
Intercompany accounts,net             (735.6)      1,641.3           (1,202.5)                   -                  -
Asbestos-related insurance
   recoverable                             -         325.9                  -                    -              325.9
Other noncurrent assets                251.0          14.5              402.4                    -              667.9
                                  ----------    ----------         ----------        -------------         ----------
Total Assets                      $  6,059.4    $  6,175.5         $  4,417.7        $    (6,778.1)        $  9,874.5
                                  ==========    ==========         ==========        =============         ==========

LIABILITIES
Short-term debt, including
   current portion of
   long-term debt                 $    110.8    $        -         $     53.9        $           -         $    164.7
Accounts payable                       135.3         146.1              235.4                    -              516.8
Accrued compensation                    12.5          36.7              125.1                    -              174.3
Restructuring and
   rationalization reserves              3.9          20.8               75.8                    -              100.5
Current portion of
   asbestos liability                      -             -              240.0                    -              240.0
Income taxes payable                     6.6          19.5               46.1                    -               72.2
Other accrued liabilities               48.3          67.2              250.3                    -              365.8
                                  ----------    ----------         ----------        -------------         ----------
Total current liabilities              317.4         290.3            1,026.6                    -            1,634.3
Long-term debt                       3,250.5           0.5               36.1                    -            3,287.1
Long-term portion of
   asbestos liability                      -         401.9              796.8                                 1,198.7
Postemployment benefits                108.0         298.3              246.1                    -              652.4
Other accrued liabilities              336.0          32.7              108.7                    -              477.4
Minority interest in
   consolidated subsidiaries            45.7           2.2               (0.1)                   -               47.8
Company-obligated, mandatorily
   redeemable preferred securities
   of subsidiary trust holding
   solely convertible subordinated
   debentures of the Company               -             -              575.0                    -              575.0
Shareholders' equity                 2,001.8       5,149.6            1,628.5             (6,778.1)           2,001.8
                                  ----------    ----------         ----------        -------------         ----------
Total Liabilities and
   Shareholders' Equity           $  6,059.4    $  6,175.5         $  4,417.7        $    (6,778.1)        $  9,874.5
                                  ==========    ==========         ==========        =============         ==========

FEDERAL-MOGUL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEET
DECEMBER 31, 1999
(MILLIONS OF DOLLARS)

                                                 (Unconsolidated)
                                  ------------------------------------------------
                                                    Guarantor        Non-Guarantor
                                     Parent       Subsidiaries       Subsidiaries     Eliminations     Consolidated
                                  ----------      ------------       -------------    ------------     ------------
ASSETS
Cash and equivalents              $     54.1       $     20.3         $    (9.9)      $          -         $     64.5
Accounts receivable                     18.1             73.3             423.2                  -              514.6
nvestment in accounts
   receivable securitization               -                -             232.2                  -              232.2
Inventories                            187.9            328.0             367.7                  -              883.6
Prepaid expenses and
   income tax benefits                 100.8            121.2             109.6                  -              331.6
                                  ----------       ----------         ---------       ------------         ----------
Total current assets                   360.9            542.8           1,122.8                  -            2,026.5
Property, plant and
   equipment, net                      299.9            619.7           1,591.1                  -            2,503.7
Goodwill                               558.4            810.9           2,178.5                  -            3,547.8
Other intangible assets                 38.4            396.0             361.9                  -              796.3
Investment in subsidiaries           4,912.7          1,641.8                 -           (6,554.5)                 -
Intercompany accounts, net            (498.3)         1,821.3          (1,323.0)                 -                  -
Asbestos-related insurance
   recoverable                             -            325.9                 -                  -              325.9
Other noncurrent assets                233.2             53.1             458.7                  -              745.0
                                  ----------       ----------         ---------       ------------         ----------
Total Assets                      $  5,898.2       $  6,211.5         $ 4,390.0       $   (6,554.5)        $  9,945.2
                                  ==========       ==========         =========       ============         ==========

LIABILITIES
Short-term debt, including
   current portion of
   long-term debt                 $    127.7       $      6.0         $    57.1       $          -         $    190.8
Accounts payable                       152.8            152.0             317.1                  -              621.9
Accrued compensation                    46.3             28.5             108.1                  -              182.9
Restructuring and
   rationalization reserves                -                -              46.0                  -               46.0
Current portion of
   asbestos liability                      -                -             180.0                  -              180.0
Income taxes payable                    16.0             12.2              44.1                                  72.3
Other accrued liabilities              151.9             85.7             251.1                  -              488.7
                                  ----------       ----------         ---------       ------------         ----------
Total current liabilities              494.7            284.4           1,003.5                  -            1,782.6
Long-term debt                       2,977.0                -              43.0                  -            3,020.0
Long-term portion of
   asbestos liability                      -            408.9             926.4                  -            1,335.3
Postemployment benefits                188.0            219.7             254.2                  -              661.9
Other accrued liabilities              157.2            162.8             134.9                  -              454.9
Minority interest in
   consolidated subsidiaries             6.1              2.1              32.1                  -               40.3
Company-obligated mandatorily
   redeemable preferred securities
   of subsidiary trust holding
   solely convertible subordinated
   debentures of the Company               -                -             575.0                  -              575.0
Shareholders' equity                 2,075.2          5,133.6           1,420.9           (6,554.5)           2,075.2
                                  ----------       ----------         ---------       ------------         ----------
Total Liabilities and
 Shareholders' Equity             $  5,898.2       $  6,211.5         $ 4,390.0       $   (6,554.5)        $  9,945.2
                                  ==========       ==========         =========       ============         ==========

FEDERAL-MOGUL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
MARCH 31, 2000
(MILLIONS OF DOLLARS)

                                                       (Unconsolidated)
                                   ----------------------------------------------
                                                   Guarantor        Non-Guarantor
                                     Parent      Subsidiaries       Subsidiaries        Eliminations     Consolidated
                                   ---------     ------------       -------------       ------------     ------------
Net Cash Provided From
   (Used By) Operating
   Activities                      $  (153.2)       $  119.1        $   (104.3)           $      -       $    (138.4)

Expenditures for property,
   plant and equipment
   and other long-term assets           (1.5)          (12.8)            (58.5)                  -             (72.8)
Other                                      -               -               4.7                   -               4.7
                                   ---------        --------        ----------            --------       -----------
   Net Cash Provided From
     (Used By) Investing
     Activities                         (1.5)          (12.8)            (53.8)                  -             (68.1)

Proceeds from issuance of
    long-term debt                     285.0               -                 -                   -             285.0
Principal payments on long-
    term debt                          (11.5)              -              (5.7)                  -             (17.2)
Decrease in short-term debt            (16.9)           (6.0)             (0.9)                  -             (23.8)
Change in intercompany
   accounts                            (77.9)          (74.2)            152.1                   -                 -
Decrease in accounts
   receivable securitization           (31.0)              -                 -                   -             (31.0)
Dividends                               (1.0)              -                 -                   -              (1.0)
Other                                   (1.7)              -               3.8                   -               2.1
                                   ---------        --------        ----------            --------       -----------
   Net Cash Provided From
      (Used By) Financing
      Activities                       145.0           (80.2)            149.3                   -             214.1
                                   ---------        --------        ----------            --------       -----------

   Net Increase (Decrease)
    in Cash                        $    (9.7)       $   26.1        $     (8.8)           $      -       $       7.6
                                   =========        ========        ==========            ========       ===========

FEDERAL-MOGUL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
MARCH 31, 1999
(MILLIONS OF DOLLARS)

                                                        (Unconsolidated)
                                   ----------------------------------------------
                                                   Guarantor        Non-Guarantor
                                     Parent      Subsidiaries       Subsidiaries        Eliminations     Consolidated
                                   ----------    ------------       -------------       ------------     ------------
Net Cash Provided From
   (Used By) Operating
   Activities                      $  (101.4)        $  62.6          $    6.9            $      -        $    (31.9)

Expenditures for property,
   plant and equipment
   and other long-term assets          (10.2)          (12.9)            (52.1)                  -             (75.2)
Business acquisitions, net of
   cash acquired                       (68.8)              -             (44.1)                  -            (112.9)
Other                                      -               -               5.9                   -               5.9
                                   ---------         -------          --------            --------        ----------
   Net Cash Used By
      Investing Activities             (79.0)          (12.9)            (90.3)                  -            (182.2)

Issuance of common stock                 0.1               -                 -                   -               0.1
Proceeds from issuance of
    long-term debt                   2,123.0               -                 -                   -           2,123.0
Principal payments on long-
    term debt                       (1,875.9)           (0.8)                -                   -          (1,876.7)
Decrease in short-term debt            (74.4)            7.0              60.1                   -              (7.3)
Fees paid for debt issuance
    and other securities               (25.5)              -                 -                   -             (25.5)
Change in intercompany
   accounts                             25.6           (54.0)             28.4                   -                 -
Investment in accounts
   receivable securitization            12.4               -                 -                   -              12.4
Dividends                               (1.6)              -                 -                   -              (1.6)
Other                                      -            (2.7)              0.9                   -              (1.8)
                                   ---------         -------          --------            --------        ----------
   Net Cash Provided From
      (Used By)Financing
      Activities                       183.7           (50.5)             89.4                   -             222.6
                                   ---------         -------          --------            --------        ----------

   Net Increase (Decrease)
      in Cash                      $     3.3         $  (0.8)         $    6.0            $      -        $      8.5
                                   =========         =======          ========            ========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Federal-Mogul is an automotive parts manufacturer providing innovative solutions and systems to global customers in the automotive, small engine, heavy-duty and industrial markets. The Company manufactures engine bearings, sealing systems, fuel systems, lighting products, pistons, ignition, brake, friction and chassis products. The Company's principal customers include many of the world's major original equipment ("OE") manufacturers of such vehicles and industrial products. The Company also manufactures and supplies its products and related parts to the aftermarket.

During the first quarter of 2000, the Board of Directors of the Company approved and the Company has begun to implement a global restructuring plan. The primary purposes of this plan are to improve the Company's cost structure and drive out non-productive assets. As a result of this plan, the Company expects to incur restructuring charges of approximately $100 million, an additional $100 million in incremental expenses and capital expenditures and may incur up to $35 million of non-cash asset write-downs. The Company will record these charges as specific actions are finalized over the next two years related to the plan. During the first quarter of 2000, the Company recorded pre-tax charges of $68.7 million for restructuring and $10.0 million to adjust certain assets associated with the restructuring, to their fair value. The significant activities that resulted in the charges were as follows:

         Consolidation of European Operations: The Company has developed plans to take advantage of opportunities to achieve synergies in and consolidate activities of its European operations. As part of these plans, four of its manufacturing facilities will be closed or consolidated, and the operations that were being performed within these facilities will be moved to other European locations. The Company will also sever approximately 1,300 employees.

         Consolidation of North American and Latin American Operations: The Company has implemented a plan to consolidate certain manufacturing, aftermarket, and administrative functions in North American and Latin America. As a result of these plans the Company will close or consolidate 36 facilities and the operations that were being performed within these facilities will be moved to other North American and Latin American locations. The Company will also sever approximately 2,700 employees.

For more details relating to the $68.7 million restructuring charge and the $10.0 million of asset write downs, see Note 2 of the Company's Condensed Consolidated Financial Statements. The Company has excluded the impact of the restructuring and other charges from the following management's discussion and analysis, unless otherwise noted. The Company's management believes that the results of operations before these charges are the most meaningful representation of the Company's performance for the periods presented.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operation (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Net Sales

Net sales for the first quarter of 2000 were $1,643.7 million compared to $1,642.2 million in the same quarter of 1999. Sales were flat primarily due to volume increases offset by the effects of foreign exchange from European operations. Currency rates in effect this quarter compared to the same quarter in 1999 decreased sales by $54 million or 3%.

Powertrain Systems sales were $648 million for the first quarter of 2000 compared to $595 million for the same quarter of 1999. Sales increased 9% from 1999 to 2000 primarily due to the full year effect of the Alcan acquisition and new OE car business. These increases were partially offset by the foreign currency effects mentioned above and the sale of the Company's Bertolotti business in the third quarter of 1999.

Sealing Systems, Visibility and Systems Protection Products sales were $490 million in the first quarter of 2000 compared to $488 million for the same quarter of 1999. Sales were flat from 1999 to 2000 primarily due to new
OE car business which were offset by decreased North American aftermarket sales and foreign currency effects mentioned above.

Brake, Chassis, Ignition and Fuel Products sales were $506 million in the first quarter of 2000 compared to $559 million for the same quarter of 1999. Sales decreased 9% from 1999 to 2000 primarily due to the sale of the Company's South African heat transfer business in the second quarter of 1999, the 1999 bankruptcy of a major aftermarket customer and foreign currency effects mentioned above.

Gross Margin

Gross Margin was 26.4% for the first quarter of 2000 compared to 27.1% for the same quarter in 1999. This decrease was attributable primarily to a change in sales mix from higher margin aftermarket business to lower margin OE business. Net of foreign currency effects, OE business increased by 7% and aftermarket business decreased by 3%.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses as percent of net sales decreased to 12.8% for the first quarter of 2000 compared to 13.5% for the same quarter of 1999. The decrease is primarily attributable to the benefits of prior restructuring actions and the realization of combined efficiencies from the 1998 acquisitions Fel-Pro, T&N, and Cooper.

Integration Costs

The Company recognized $10.1 million of integration costs in the first quarter of 1999 in connection with the acquisitions of T&N, Cooper Automotive and Fel-Pro. These expenses included such one-time items as brand integration, costs to pack and move productive inventory and fixed assets from one location to another and costs to change the identity of entities acquired.

Implementation Costs

The Company recognized $0.8 million of implementation costs in the first quarter of 2000 in connection with the recently announced restructuring programs. These expenses included such one-time items as costs to pack and move productive inventory and fixed assets from one location to another, training, and travel costs associated with the restructuring programs.

Interest Expense

Interest expense in the first quarter of 2000 was $71.0 million compared to $70.9 million for the same quarter of 1999. Interest expense remained relatively flat for the quarter. Average borrowings under the Company's credit agreements were $3,539.8 million for the first quarter of 2000 compared to $3,614.8 million for the same quarter of 1999. The Company's weighted average borrowing rate for the first quarter of 2000 was 7.6% compared to 7.5% for the same quarter of 1999.

Income Tax Expense

The effective tax rate was 59.7% for the first quarter of 2000 compared to 42.4% for the same quarter of 1999. The differences in the effective tax rates from the statutory rate for the respective quarters is primarily related to non-deductible goodwill amortization and foreign tax rate differences in both years and also restructuring and impairment charges in the first quarter 2000.

Extraordinary Items

As a result of certain financing transactions the Company incurred extraordinary losses on the early retirement of debt of $23.1 million, net of related tax benefits of $13.4 million, for the quarter ended March 31, 1999.

Cumulative Effect of Change in Accounting

In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting the Costs of Start-Up Activities. SOP 98-5 was effective January 1, 1999 and required that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. The Company adopted SOP 98-5 on January 1, 1999 and subsequently wrote off, as a cumulative effect of an accounting change, the unamortized balance of start-up costs totaling $12.7 million, net of applicable income tax benefits of $6.8 million, in the quarter ended March 31, 1999.


LITIGATION & ENVIRONMENTAL CONTINGENCIES

The Company is named in numerous lawsuits. For a summary of material contingencies as a result of those lawsuits, refer to Note 3 of the Consolidated Condensed Financial Statements, "Asbestos Liability and Legal Proceedings".

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided From (Used By) Operating Activities

Cash flow used by operating activities was $138.4 million for the first quarter of 2000. Cash flow usage resulted primarily from an increase in accounts receivable of $84.8 million, a decrease in accounts payable of $99.6 million, an increase in inventory of $31.3 million, restructuring payments of $14.7 million and asbestos payments of $75.4 million, offset by net earnings plus depreciation, amortization and restructuring charges.

Cash Flow Used By Investing Activities

Cash flow used by investing activities was $68.1 million. Capital expenditures, net of proceeds, of $72.8 million were made for property, plant and equipment to implement process improvements, increase manufacturing capacity, and new product introductions.

Cash Flow Provided From Financing Activities

Cash flow provided from financing activities was $214.1 million for the first quarter of 2000 primarily resulting from proceeds received from the issuance of long-term debt of $285.0 million offset by principal payments on long-term debt of $17.2 million and a decrease in accounts receivable securitizations of $31.0 million.

The Company believes that cash flow from operations, together with borrowings available under the Company's multicurrency revolving credit facility, will continue to be sufficient to meet its ongoing working capital requirements.


OTHER MATTERS

Euro Conversion

On January 1, 1999, certain member countries of the European Union irrevocably fixed the conversion rates between their national currencies and a common currency, the "Euro," which became their legal currency on that date. The participating countries' former national currencies continue to exist as denominations of the Euro until January 1, 2002. The Company has established a management team that is monitoring the business implications of conversion to the Euro, including the need to adapt internal systems to accommodate Euro-denominated transactions. The acquisition of T&N has provided the Company with a strong knowledge base in which to assist with the conversion. While the Company is still in various stages of assessment and implementation, the Company does not expect the conversion to the Euro to have a material affect on its financial condition or results of operations.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          (a) Contingencies. Note 3 to the Consolidated Condensed Financial Statements, "Asbestos Liability and Legal Proceedings", that is included in Part I of this report, is incorporated herein by reference.


Item 6.   Exhibits and Reports on Form

          (a) Exhibits:

              *27 Financial Data Schedule

          (b) Reports on Form 8-K:

              On February 29, 2000, the Company filed a Current Report on Form 8-K to report that the United States District Court for the Eastern District of Texas vacated a default judgement entered in favor of Owens-Illinois, Inc. against T&N, Ltd.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FEDERAL-MOGUL CORPORATION


                            By: /s/ David A. Bozynski
                               ------------------------
                                David A. Bozynski
                          Vice President and Treasurer,
                           Principal Financial Officer


                            By: /s/ Kenneth P. Slaby
                               ------------------------
                                Kenneth P. Slaby
                         Vice President and Controller,
                            Chief Accounting Officer


Dated:  May 02, 2000