Form 10-Q
period 2000-06-30
FEDERAL MOGUL CORP
filed 2000-07-31
CIK 34879

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Period Ended                   JUNE 30, 2000
                     --------------------------------------------------


Commission File Number                    1-1511
                       ------------------------------------------------


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

        Common Stock Outstanding - 70,509,583 shares as of July 31, 2000

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

         Forward-looking statements include financial projections, estimates and statements regarding plans, objectives and expectations of Federal-Mogul and its management, including, without limitation, plans to implement the recently announced restructuring initiatives relating to manufacturing and warehouse facilities, plans to address the issues related to the conversion to the Euro, and the scope of the effect of T&N and Cooper Automotive asbestos liabilities.

         Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Federal-Mogul to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, without limitation, fluctuation in demand for both original equipment and replacement components in the automotive, heavy-duty vehicular and industrial markets, as well as certain global and regional economic conditions, including without limitation, the effects of world wide currency fluctuations, and other factors detailed herein and from time to time in the documents incorporated by reference herein. Moreover, Federal-Mogul's plans, objectives and intentions are subject to change based on these and other factors, some of which are beyond Federal-Mogul's control.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Millions of Dollars, Except Per Share Amounts)

                                                                                Three Months Ended             Six Months Ended
                                                                                     June 30                        June 30
                                                                             ------------------------      ------------------------
                                                                                2000           1999           2000          1999
                                                                             ---------      ---------      ---------      ---------
Net sales                                                                    $ 1,593.2      $ 1,687.1      $ 3,236.9      $ 3,329.3
Cost of products sold                                                          1,181.0        1,204.5        2,390.6        2,397.2
                                                                             ---------      ---------      ---------      ---------
    Gross margin                                                                 412.2          482.6          846.3          932.1
Selling, general and administrative expenses                                     207.9          214.7          418.9          437.2
Amortization of goodwill and other intangible assets                              31.3           31.1           62.5           63.9
Implementation costs                                                               1.8              -            2.6              -
Restructuring charges                                                                -              -           68.7              -
Adjustment of assets held for sale and other
    long-lived assets to fair value                                                  -              -           10.0              -
Integration costs                                                                    -           13.3              -           23.4
Interest expense                                                                  71.4           68.5          142.4          139.4
Interest income                                                                   (1.0)          (1.0)          (2.3)          (2.0)
International currency exchange losses (gains)                                    (2.6)           0.4           (2.0)           2.7
Other expense, net                                                                 9.2            4.8           16.8           10.1
                                                                             ---------      ---------      ---------      ---------
    Earnings before income taxes, extraordinary items and
       cumulative effect of change in accounting principle                        94.2          150.8          128.7          257.4
Income tax expense                                                                44.3           63.5           64.9          108.7
                                                                             ---------      ---------      ---------      ---------
    Earnings before extraordinary items and
       cumulative effect of change in accounting principle                        49.9           87.3           63.8          148.7
Extraordinary items - loss on early retirement of debt, net
    of applicable income tax benefits                                                -              -              -           23.1
Cumulative effect of change in accounting for costs of
    start-up activities, net of applicable income tax benefit                        -              -              -           12.7
                                                                             ---------      ---------      ---------      ---------
       Net earnings                                                               49.9           87.3           63.8          112.9
Preferred stock dividends, net of related tax benefits                             0.5            0.5            1.0            1.3
                                                                             ---------      ---------      ---------      ---------
       Net Earnings Available for Common Shareholders                        $    49.4      $    86.8      $    62.8      $   111.6
                                                                             =========      =========      =========      =========

EARNINGS PER COMMON SHARE

Basic
    Earnings before extraordinary items and cumulative
       effect of change in accounting principle                              $     .70      $    1.24      $     .89      $    2.13
    Extraordinary items - loss on early retirement
       of debt, net of applicable income tax benefits                                -              -              -           (.34)
    Cumulative effect of change in accounting for costs of
       start-up activities, net of applicable income tax benefit                     -              -              -           (.18)
                                                                             ---------      ---------      ---------      ---------
          Net Earnings Available for Common Shareholders                     $     .70      $    1.24      $     .89      $    1.61
                                                                             =========      =========      =========      =========

Diluted
    Earnings before extraordinary items and cumulative
       effect of change in accounting principle                              $     .65      $    1.11      $     .84      $    1.91
    Extraordinary items - loss on early retirement
       of debt, net of applicable income tax benefits                                -              -              -           (.27)
    Cumulative effect of change in accounting for costs of
       start-up activities, net of applicable income tax benefit                     -              -              -           (.15)
                                                                             ---------      ---------      ---------      ---------
          Net Earnings Available for Common Shareholders                     $     .65      $    1.11      $     .84      $    1.49
                                                                             =========      =========      =========      =========



See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Millions of Dollars)

                                                                                   (Unaudited)
                                                                                     June 30              December 31
                                                                                       2000                  1999
                                                                                   -----------            -----------
ASSETS
Cash and equivalents                                                                 $   56.7              $   64.5
Accounts receivable                                                                     539.6                 514.6
Investment in accounts receivable securitization                                        251.9                 232.2
Inventories                                                                             889.8                 883.6
Prepaid expenses and income tax benefits                                                335.5                 331.6
                                                                                     --------              --------
         Total Current Assets                                                         2,073.5               2,026.5

Property, plant and equipment, net                                                    2,428.6               2,503.7
Goodwill                                                                              3,369.7               3,547.8
Other intangible assets                                                                 754.4                 796.3
Asbestos-related insurance recoverable                                                  325.4                 325.9
Other noncurrent assets                                                                 656.3                 745.0
                                                                                     --------              --------

         TOTAL ASSETS                                                                $9,607.9              $9,945.2
                                                                                     ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt, including current portion of long-term debt                         $  181.5              $  190.8
Accounts payable                                                                        517.7                 621.9
Accrued compensation                                                                    163.7                 182.9
Restructuring and rationalization reserves                                               86.4                  46.0
Current portion of asbestos liability                                                   240.0                 180.0
Income taxes payable                                                                     75.5                  72.3
Other accrued liabilities                                                               399.6                 488.7
                                                                                     --------              --------
         Total Current Liabilities                                                    1,664.4               1,782.6

Long-term debt                                                                        3,194.3               3,020.0
Long-term portion of asbestos liability                                               1,101.3               1,335.3
Postemployment benefits                                                                 643.8                 661.9
Other accrued liabilities                                                               472.1                 454.9
Minority interest in consolidated subsidiaries                                           60.9                  40.3
Company-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely convertible subordinated
     debentures of the Company/1/                                                       575.0                 575.0

Shareholders' Equity:
     Series C ESOP preferred stock                                                       42.1                  41.5
     Common stock                                                                       352.1                 352.1
     Additional paid-in capital                                                       1,780.1               1,782.4
     Retained earnings                                                                  232.1                 170.3
     Unearned ESOP compensation                                                          (4.0)                 (7.9)
     Accumulated other comprehensive loss                                              (505.7)               (262.1)
     Other                                                                               (0.6)                 (1.1)
                                                                                     --------              --------
         TOTAL SHAREHOLDERS' EQUITY                                                   1,896.1               2,075.2
                                                                                     --------              --------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $9,607.9              $9,945.2
                                                                                     ========              ========


See accompanying notes.

--------------------
/1/ The sole assets of the Trust are convertible subordinated debentures of Federal-Mogul with an aggregate principal amount of $575.0 million, which bear interest at a rate of 7% per annum and mature on December 1, 2027. Upon repayment of the subordinated debentures, the Company-obligated mandatorily redeemable preferred securities of subsidiary trust will be mandatorily redeemed.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)

                                                                             Six Months Ended
                                                                                 June 30
                                                                          ----------------------
                                                                             2000        1999
                                                                          ---------   ----------

CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES
    Net earnings                                                          $   63.8    $  112.9
    Adjustments to reconcile net earnings to net cash
       provided from operating activities:
          Depreciation and amortization                                      192.6       182.8
          Restructuring charge                                                68.7           -
          Adjustment of assets held for sale and other
             long-lived assets to fair value                                  10.0           -
          Loss on early retirement of debt                                       -        36.6
          Cumulative effect of change in accounting principle                    -        19.5
          Increase in accounts receivable                                    (81.4)     (124.0)
          (Increase) decrease in inventories                                 (39.8)       36.1
          Increase (decrease) in accounts payable                            (90.7)       32.0
          Increase in current liabilities and other                            9.6        57.5
          Payments against restructuring and rationalization reserves        (27.1)      (62.1)
          Payments against asbestos liability                               (159.5)      (65.8)
                                                                          --------    --------
       NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                 (53.8)      225.5

CASH PROVIDED FROM (USED BY) INVESTING ACTIVITIES
    Expenditures for property, plant and equipment
       and other long-term assets                                           (143.2)     (174.9)
    Business acquisitions, net of cash acquired                                  -      (239.4)
Other                                                                         14.1        28.6
                                                                          --------    --------
       NET CASH USED BY INVESTING ACTIVITIES                                (129.1)     (385.7)

CASH PROVIDED FROM (USED BY) FINANCING ACTIVITIES
    Issuance of common stock                                                     -         0.7
    Proceeds from the issuance of long-term debt                             285.0     2,123.0
    Principal payments on long-term debt                                    (107.0)   (1,959.9)
    Increase (decrease) in short-term debt                                     1.2        (6.3)
    Fees paid for debt issuance and other securities                             -       (25.5)
    Sale (repurchase) of accounts receivable under securitization             (1.5)       44.1
    Dividends                                                                 (2.0)       (2.3)
    Other                                                                     (0.6)       (4.3)
                                                                          --------    --------
       NET CASH PROVIDED FROM FINANCING ACTIVITIES                           175.1       169.5
                                                                          --------    --------

       INCREASE (DECREASE) IN CASH AND EQUIVALENTS                            (7.8)        9.3

Cash and Equivalents at Beginning of Period                                   64.5        77.2
                                                                          --------    --------

       CASH AND EQUIVALENTS AT END OF PERIOD                              $   56.7    $   86.5
                                                                          ========    ========

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2000

1.  BASIS OF PRESENTATION

General - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain items in the prior year condensed consolidated financial statements have been reclassified to conform with the presentation used in 2000.

Recently Issued Accounting Pronouncements - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accounting principles to the recognition, presentation, and disclosure of revenue in financial statements. The Company does not believe that the adoption of the SAB in the fourth quarter of 2000 will have a material effect on the Company's financial position or it's results of operations.


2.  RESTRUCTURING

2000 Restructuring Program:

During the first quarter of 2000, the Company recognized $68.7 million of restructuring charges, $54.7 million related to severance and $14.0 million related to exit costs, and a $10.0 million charge for the write-down of certain long lived assets associated with the restructuring to their fair values.

Cash payments against the 2000 restructuring reserves were $13.1 million ($11.5 million for severance and $1.6 million for exit) for the six months ended June 30, 2000. The plan originally called 4,000 employees to be severed. As of June 30, 2000, approximately 550 employees have been severed. The plan originally called for the closing and or consolidation of 40 facilities. As of June 30, 2000, 25 facilities have been closed or consolidated.

1999 and 1998 Restructuring Programs:

Cash payments against the 1999 and 1998 restructuring reserves were $7.9 million ($7.4 million for severance and $0.5 million for exit) for the six months ended June 30, 2000.

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

In arriving at the total provision for the T&N Companies described below (approximately $900 million), assumptions have been made regarding the total number of claims anticipated to be received in the future, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the timing of settlements and, in the United Kingdom, the level of subrogation claims brought by insurance companies.

T&N Ltd. has appointed the Center for Claims Resolution ("CCR") as its exclusive representative in relation to all asbestos-related personal injury claims made against it in the United States. The CCR provides to its member companies a litigation defense, claims-handling and administration service in respect to United States asbestos-related disease claims. Pursuant to the CCR Producer Agreement, T&N Ltd. is entitled to appoint a representative as one of the five voting directors on the CCR's Board of Directors. Members of the CCR contribute towards indemnity payments in each claim in which the member is named. Contributions to such indemnity payments are calculated on a case by case basis according to sharing agreements among the CCR's members. Effective January 18, 2000, two United States subsidiaries appointed a law firm specializing in asbestos matters as their litigation defense, claims handling and administrative service provider. Indemnity and defense obligations incurred while members of the CCR will continue to be honored. This change is intended to create greater economic and defense efficiencies for the two companies. The T&N Companies have entered into $250 million of surety to meet collateral requirements for settlements established by the CCR.

The membership of the CCR has decreased in the past year for both voluntary and involuntary reasons. One instance involved the termination of a member by the CCR board. One of these former members has refused to pay its share of certain agreed to settlements made while a member. To date plaintiffs have been successful in obtaining court orders requiring this former member to pay, however, further defaults by the former member may significantly increase the cost of resolving cases for the remaining members.

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

During 1999, T&N Ltd. was named in a complaint filed in the United States District Court for the Eastern District of Texas by Owens-Illinois, alleging that T&N, as a former supplier of asbestos fibers, is liable to Owens-Illinois for Owens-Illinois' own indemnity and defense costs pertaining to asbestos-related personal injury claims. In May 2000, Owens-Illinois amended its complaint to include T&N Ltd.'s parent company, Federal-Mogul Corporation. The Company is alleged to have fraudulently transferred subsidiaries of T&N to the Company leaving the asbestos liabilities with T&N. Both T&N and the Company believe that they have meritorious defenses to such allegations.

COOPER AUTOMOTIVE ASBESTOS LITIGATION

Former businesses of Cooper Automotive, primarily Abex and Wagner, are involved as defendants in numerous court actions in the United States alleging personal injury from exposure to asbestos or asbestos-containing products, mainly involving friction products. In 1998, the Company acquired the capital stock of a Cooper entity resulting in the assumption by a Company subsidiary of contractual liability, under certain circumstances, for all claims pending and to be filed in the future alleging exposure to certain Wagner automotive and industrial friction products and for all claims filed after August 29, 1998, alleging exposure to certain Abex (non-railroad and non-aircraft) friction products. The Company has recorded a $325.4 million insurance recoverable asset and a liability of the subsidiaries involved of approximately $400 million. This is the Company's estimate, after taking into account legal counsel's evaluation related to amounts expected to be paid or reimbursed by insurers. In arriving at these provisions, certain assumptions have been made regarding the total number of claims which may be received in the future against these two entities and the average costs associated with such claims.

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

Federal-Mogul and Fel-Pro Asbestos Litigation

The Company also is sued in its own name as one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The Company's Fel-Pro subsidiary has been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. The Company is defending all such claims vigorously and believes that it and Fel-Pro have substantial defenses to liability and adequate insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company and Fel-Pro as of June 30, 2000, will not have a material effect on the Company's financial position.

AGGREGATE OF ASBESTOS LIABILITY

As of June 30, 2000, the Company has provided a total reserve for all of its subsidiaries and businesses with potential asbestos liability of approximately $1.3 billion as its best estimate for future costs related to resolving asbestos claims. The Company estimates claims will be filed and paid in excess of the next 20 years. This estimate is based in part on recent and historical claims experience, medical information and the current legal environment. The Company has a corresponding receivable from certain insurance carriers of approximately $325.4 million.

Other

The Company is involved in various other legal actions and claims, directly and through its subsidiaries (including T&N and Fel-Pro). The Company was named as a defendant in various class action lawsuits during the second quarter of 2000. As of June 30, 2000, a lead plaintiff had not been identified and the class had not been certified. The Company believes these claims are without merit and believes it has meritorious defenses against these claims. The Company will vigorously defend these claims, and does not believe they will have a material adverse effect on the Company's cash flows or financial position. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that its outcomes are not reasonably likely to have a material adverse affect on the Company's financial position, operating results, or cash flows.

Environmental Matters

The Company is a defendant in lawsuits filed in various jurisdictions pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other similar federal or state environmental laws which require responsible parties to pay for cleaning up contamination resulting from hazardous wastes which were discharged into the environment by them or by others to which they sent such wastes for disposition. In addition, the Company has been notified by the United States Environmental Protection Agency and various state agencies that it may be a potentially responsible party (PRP) under such law for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. At most of the sites that are likely to be costliest to clean up, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company's exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company's share of the total waste is usually quite small; the other companies which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly-owned companies; and in most such situations, the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental and legal reserve was approximately $67.9 million at June 30, 2000 and $74.5 million at December 31, 1999. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect of such matters.

4.   EARNINGS PER SHARE, NON-CASH TRANSACTION AND COMPREHENSIVE INCOME

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999 (in millions, except per share data):

                                                                                  Three Months Ended     Six Months Ended
                                                                                        June 30              June 30
                                                                                 --------------------  -------------------
                                                                                   2000        1999      2000        1999
                                                                                 --------    --------  --------    -------
Numerator:
    Net earnings                                                                  $  49.9    $  87.3    $  63.8    $ 112.9
    Extraordinary items - loss on early retirement of debt,
       net of applicable income tax benefits                                            -          -          -       23.1
    Cumulative effect of change in accounting for costs of start-up
       activities, net of applicable income tax benefit                                 -          -          -       12.7
                                                                                  -------    -------    -------    -------
    Net earnings before extraordinary items and cumulative
       effect of change in accounting  for costs of start-up activities              49.9       87.3       63.8      148.7
    Series C preferred dividend requirement                                          (0.5)      (0.5)      (1.0)      (1.1)
    Series E preferred dividend requirement                                             -          -          -       (0.2)
                                                                                  -------    -------    -------    -------

    Numerator for basic earnings per share - income available to common shareholders before extraordinary items and cumulative effect of change
       in accounting for costs of start-up activities                                49.4       86.8       62.8      147.4

    Effect of dilutive securities:
       Series C preferred dividend requirement                                        0.5        0.5        1.0        1.1
       Series E preferred dividend requirement                                          -          -          -        0.2
       Minority interest - preferred securities of an affiliate                       6.3        6.3          -       12.7
       Additional required ESOP contribution                                         (0.5)      (0.5)      (1.0)      (1.1)
                                                                                  -------    -------    -------    -------

    Numerator for diluted earnings per share - income available to common shareholders after assumed conversions, before extraordinary items and cumulative effect of change in accounting for costs
       of start-up activities                                                     $  55.7    $  93.1    $  62.8    $ 160.3
                                                                                  =======    =======    =======    =======
    Numerator for basic earnings per share - income available to common shareholders after extraordinary items and cumulative
       effect of change in accounting for costs of start-up activities            $  49.4    $  86.8    $  62.8    $ 111.6
                                                                                  =======    =======    =======    =======
    Numerator for diluted earnings per share - income available to common shareholders after extraordinary items and cumulative
       effect of change in accounting for start-up activities                     $  55.7    $  93.1    $  62.8    $ 124.5
                                                                                  =======    =======    =======    =======

Denominator:
    Denominator for basic earnings per share - weighted
       average shares                                                                70.3       70.2       70.3       69.3
    Effect of dilutive securities:
       Dilutive stock options outstanding                                               -        0.6          -        0.8
       Nonvested stock                                                                0.2        0.2        0.2        0.2
       Conversion of Series C preferred stock                                         1.3        1.4        1.4        1.4
       Conversion of Series E preferred stock                                           -          -          -        0.9
       Conversion of Company-obligated mandatorily redeemable securities             11.2       11.2          -       11.2
       Contingently issuable shares of common stock                                   2.8          -        2.8          -
                                                                                  -------    -------    -------    -------
       Denominator for dilutive earnings per share adjusted
          weighted average shares and assumed conversions                            85.8       83.6       74.7       83.8
                                                                                  =======    =======    =======    =======

Basic earnings per share before extraordinary items and cumulative
       effect of change in accounting for costs of start-up activities            $   .70    $  1.24    $   .89    $  2.13
                                                                                  =======    =======    =======    =======
Basic earnings per share after extraordinary items and cumulative
        effect of change in accounting for costs of start-up activities           $   .70    $  1.24    $   .89    $  1.61
                                                                                  =======    =======    =======    =======
Diluted earnings per share before extraordinary items and cumulative
       effect of change in accounting for costs of start-up activities            $   .65    $  1.11    $   .84    $  1.91
                                                                                  =======    =======    =======    =======
Diluted earnings per share after extraordinary items and cumulative
       effect of change in accounting for costs of start-up activities            $   .65    $  1.11    $   .84    $  1.49
                                                                                  =======    =======    =======    =======

Quarterly dividends of $0.0025 per common share were declared for the quarters ended June 30, 2000 and 1999, respectively.


5.   COMPREHENSIVE LOSS

Total comprehensive income (loss) is summarized as follows (in millions of dollars):

                                                               Three Months Ended            Six Months Ended
                                                                     June 30                     June 30
                                                              --------------------        ---------------------
                                                               2000          1999          2000           1999
                                                              ------        ------        ------         ------
Net Earnings                                                  $ 49.9        $ 87.3        $ 63.8         $112.9
Other Comprehensive Income (Loss)
   Foreign currency translation adjustment, net of tax         (99.6)        (14.2)       (153.1)         (89.6)
   Unrealized gain/(loss) on investments, net of tax            (0.1)          0.7          (0.4)           0.7
                                                              ------        ------        ------         ------
      Total Comprehensive Loss                                $(49.8)       $ 73.8        $(89.7)        $ 24.0
                                                              ======        ======        ======         ======



6.   INVENTORIES

Inventories consisted of the following (in millions of dollars):

                                       June 30,     December 31,
                                        2000           1999
                                      ---------      --------
Finished products                      $625.5         $638.9
Work-in-process                         142.9          133.1
Raw materials                           152.0          138.1
                                       ------         ------
                                        920.4          910.1

Reserve for inventory valuation         (30.6)         (26.5)
                                       ------         ------
                                       $889.8         $883.6
                                       ======         ======

7.  OPERATIONS BY INDUSTRY SEGMENT

The Company's integrated operations are conducted under three operating segments corresponding to major product areas: Powertrain Systems; Sealing Systems, Visibility and Systems Protection Products; and Brake, Chassis, Ignition and Fuel Products.

Powertrain Systems products are used primarily in automotive, light truck, heavy duty, industrial, agricultural, power generation and small air-cooled engine applications. The primary products of this operating unit include camshafts, sintered products, engine bearings, large bearings, pistons, piston pins, rings, cylinder liners and connecting rods.

Sealing Systems, Visibility and Systems Protection Products are used in automotive, light truck, heavy duty, agricultural, off-highway, railroad, high performance and industrial applications. The primary products of this operating unit include dynamic seals, gaskets, lighting products, wiper blades and systems protection products.

Brake, Chassis, Ignition and Fuel Products are used in automotive, light truck, heavy duty, agricultural, off-highway, marine, and high performance applications. The primary products of this operating unit include brake and friction products, chassis products, ignition products and fuel system components.

Divested Activities include the historical operating results of operations in South Africa and Italy.

The accounting policies of the business segments are consistent with those described in the summary of significant accounting policies in the Company's Annual Report on Form 10K for the year ended December 31, 1999. The Company evaluates segmental performance based on several factors, including both Economic Value Added (EVA) and Operational EBIT. Operational EBIT is defined as earnings before interest, income taxes and extraordinary items and before certain nonrecurring items such as certain acquisition-related adjustments and integration costs associated with new acquisitions. Operational EBIT for each segment is shown below, as it is most consistent with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements.

                                                        Three Months Ended           Six Months Ended
                                                              June 30                    June 30
                                                       --------------------        --------------------
                                                        2000          1999          2000          1999
                                                       ------        ------        ------        ------
Net Sales:
     Powertrain Systems                                $  621        $  618        $1,269        $1,208
     Sealing Systems, Visibility and
         Systems Protection Products                      465           479           955           967
     Brake, Chassis, Ignition and Fuel Products           507           573         1,013         1,109
     Divested Activities                                    -            17             -            45
                                                       ------        ------        ------        ------
         Total                                         $1,593        $1,687        $3,237        $3,329
                                                       ======        ======        ======        ======


                                                        Three Months Ended           Six Months Ended
                                                              June 30                    June 30
                                                       --------------------        --------------------
                                                        2000          1999          2000          1999
                                                       ------        ------        ------        ------

Operational EBIT:
     Powertrain Systems                                $  53         $  87         $ 115         $ 172
     Sealing Systems, Visibility and
         Systems Protection Products                      61            62           129           112
     Brake, Chassis, Ignition and Fuel Products           61            93           124           167
     Divested Activities                                   -             -             -            (1)
                                                       -----         -----         -----         -----
         Total                                         $ 175         $ 242         $ 368         $ 450
                                                       =====         =====         =====         =====

                                                        Three Months Ended           Six Months Ended
                                                              June 30                    June 30
                                                       --------------------        --------------------
                                                        2000          1999          2000          1999
                                                       ------        ------        ------        ------
Reconciliation:
     Total Segments Operational EBIT                   $ 175         $ 242         $ 368         $ 450
     Net interest and other financing costs              (81)          (78)         (160)         (158)
     Acquisition-related costs                             -           (13)            -           (35)
     Restructuring, impairment and other
         special charges                                   -             -           (79)            -
                                                       -----         -----         -----         -----
     Earnings before income taxes,
        extraordinary items and cumulative
        effect of accounting change                    $  94         $ 151         $ 129         $ 257
                                                       =====         =====         =====         =====



8.   CONSOLIDATING CONDENSED FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

Certain subsidiaries of the Company (as listed below, collectively the "Guarantor Subsidiaries") have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company's Senior Credit Agreement with The Chase Manhattan Bank, NA, ("Chase").

Guarantor Subsidiaries
----------------------
Carter Automotive Company
F-M UK Holdings Limited
Federal-Mogul Aviation, Inc.
Federal-Mogul Dutch Holdings Inc.
Federal-Mogul Global Inc.
Federal-Mogul Global Properties Inc.
Federal-Mogul Ignition Company
Federal-Mogul Products, Inc.
Federal-Mogul UK Holdings Inc.
Federal-Mogul Venture Corporation
Federal-Mogul Worldwide Inc.

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

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended June 30, 2000
(Millions of Dollars)

                                                 (Unconsolidated)
                                      -----------------------------------------
                                                    Guarantor    Non-Guarantor
                                        Parent     Subsidiaries   Subsidiaries     Eliminations    Consolidated
                                      ---------    ------------  --------------    ------------    ------------
Net sales                             $  390.9       $  384.8       $1,006.7         $ (189.2)      $1,593.2
Cost of products sold                    292.0          270.8          807.4           (189.2)       1,181.0
                                      --------       --------       --------         --------       --------
   Gross margin                           98.9          114.0          199.3                -          412.2
Selling, general and
   administrative expenses                85.9           35.6           86.4                -          207.9
Amortization of goodwill
   and other intangible assets             5.1            7.2           19.0                -           31.3
Implementation costs                       0.5              -            1.3                -            1.8
Interest expense                          68.2            0.1           66.5            (63.4)          71.4
Interest income                           (0.1)             -          (64.3)            63.4           (1.0)
International currency
    exchange (gains) losses                0.3           (1.2)          (1.7)               -           (2.6)
Other (income) expense, net               60.1          (15.4)         (35.5)               -            9.2
                                      --------       --------       --------         --------       --------

Earnings (loss) before
       income taxes                     (121.1)          87.7          127.6                -           94.2

Income tax expense (benefit)             (44.8)          32.4           56.7                -           44.3
                                      --------       --------       --------         --------       --------

      Net earnings (loss)             $  (76.3)      $   55.3       $   70.9         $      -       $   49.9

Equity in earnings
      of subsidiaries                    126.2          100.7              -           (226.9)             -
                                      --------       --------       --------         --------       --------

      Net Earnings                    $   49.9       $  156.0       $   70.9         $ (226.9)      $   49.9
                                      ========       ========       ========         ========       ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended June 30, 1999
(Millions of Dollars)

                                                  (Unconsolidated)
                                       ----------------------------------------
                                                     Guarantor    Non-Guarantor
                                         Parent     Subsidiaries  Subsidiaries    Eliminations   Consolidated
                                       ---------    ------------  -------------   ------------   ------------
Net sales                               $  349.7       $  436.0       $  982.0       $  (80.6)      $1,687.1
Cost of products sold                      218.5          307.4          759.2          (80.6)       1,204.5
                                        --------       --------       --------       --------       --------
   Gross margin                            131.2          128.6          222.8              -          482.6
Selling, general and
   administrative expenses                  88.7           37.6           88.4              -          214.7
Amortization of goodwill and
   other intangible assets                   1.9            6.7           22.5              -           31.1
Integration costs                            1.0            2.8            9.5              -           13.3
Interest expense                            64.4            0.2           70.8          (66.9)          68.5
Interest income                             (0.2)          (0.1)         (67.6)          66.9           (1.0)
International currency
    exchange (gains) losses                    -            1.0           (0.6)             -            0.4
Other (income) expense, net                (13.6)           8.3           10.1              -            4.8
                                        --------       --------       --------       --------       --------

    Earnings (loss) before
       income taxes                        (11.0)          72.1           89.7              -          150.8

Income tax expense (benefit)                (4.1)          26.7           40.9              -           63.5
                                        --------       --------       --------       --------       --------

      Net earnings (loss)               $   (6.9)      $   45.4       $   48.8       $      -       $   87.3

Equity in earnings
      of subsidiaries                       94.2           59.2              -         (153.4)             -
                                        --------       --------       --------       --------       --------

      Net Earnings                      $   87.3       $  104.6       $   48.8       $ (153.4)      $   87.3
                                        ========       ========       ========       ========       ========


Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Six Months Ended June 30, 2000
(Millions of Dollars)

                                               (Unconsolidated)
                                    ----------------------------------------
                                                  Guarantor    Non-Guarantor
                                      Parent     Subsidiaries   Subsidiaries     Eliminations   Consolidated
                                    ---------    ------------  -------------     ------------   ------------
Net sales                            $  784.3       $  790.1       $2,052.0         $ (389.5)      $3,236.9
Cost of products sold                   591.2          558.9        1,630.0           (389.5)       2,390.6
                                     --------       --------       --------         --------       --------
   Gross margin                         193.1          231.2          422.0                -          846.3
Selling, general and
   administrative expenses              170.5           69.7          178.7                -          418.9
Amortization of goodwill and
   other intangible assets               10.2           13.6           38.7                -           62.5
Implementation costs                      1.2              -            1.4                -            2.6
Restructuring charge                      2.8           10.4           55.5                -           68.7
Adjustment of assets held for
   Sale and other long-lived
   Assets                                   -            4.8            5.2                -           10.0
Interest expense                        134.6            0.4          135.0           (127.6)         142.4
Interest income                          (0.6)             -         (129.3)           127.6           (2.3)
International currency
   exchange (gains) losses                0.5           (1.0)          (1.5)               -           (2.0)
Other (income) expense, net             101.5          (40.8)         (43.9)               -           16.8
                                     --------       --------       --------         --------       --------

      Earnings (loss) before
         income taxes                  (227.6)         174.1          182.2                -          128.7

Income tax expense                      (84.2)          64.4           84.7                -           64.9
                                     --------       --------       --------         --------       --------

       Net earnings (loss)           $ (143.4)      $  109.7       $   97.5            $   -       $   63.8

Equity in earnings
    of subsidiaries                     207.2          168.7              -           (375.9)             -
                                     --------       --------       --------         --------       --------

       Net Earnings                  $   63.8       $  278.4       $   97.5         $ (375.9)      $   63.8
                                     ========       ========       ========         ========       ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Six Months Ended June 30, 1999
(Millions of Dollars)

                                                      (Unconsolidated)
                                          ----------------------------------------
                                                        Guarantor    Non-Guarantor
                                            Parent     Subsidiaries   Subsidiaries      Eliminations   Consolidated
                                          ---------    ------------  -------------      ------------   ------------
Net sales                                  $  658.6       $  909.6       $1,896.2         $ (135.1)      $3,329.3
Cost of products sold                         422.3          651.1        1,458.9           (135.1)       2,397.2
                                           --------       --------       --------         --------       --------
   Gross margin                               236.3          258.5          437.3                -          932.1
Selling, general and
   administrative expenses                    178.1           80.1          179.0                -          437.2
Amortization of goodwill and
   other intangible assets                      3.4           13.8           46.7                -           63.9
Integration costs                               4.5            3.9           15.0                -           23.4
Interest expense                              130.7            0.4          142.1           (133.8)         139.4
Interest income                                (0.4)          (0.6)        (134.8)           133.8           (2.0)
International currency
   exchange (gains) losses                     (0.1)           2.6            0.2                -            2.7
Other (income) expense, net                   (28.9)          17.1           21.9                -           10.1
                                           --------       --------       --------         --------       --------

      Earnings (loss) before income
         taxes, extraordinary
         items and cumulative
         effect of change in
         accounting principle                 (51.0)         141.2          167.2                -          257.4

Income tax expense                             15.6           41.2           51.9                -          108.7
                                           --------       --------       --------         --------       --------

      Earnings (loss) before
         extraordinary item and
         cumulative effect of
         change in accounting
         principle                            (66.6)         100.0          115.3                -          148.7

Extraordinary items - loss on
   early retirement of debt, net
   of applicable income tax
   benefits                                    23.1              -              -                -           23.1

Cumulative effect of change in
   accounting for costs of start-up
   activities, net of applicable
   income tax benefit                          12.7              -              -                -           12.7
                                           --------       --------       --------         --------       --------

       Net earnings (loss)                 $ (102.4)      $  100.0       $  115.3            $   -       $  112.9

Equity in earnings
    of subsidiaries                           215.3          112.3              -           (327.6)             -
                                           --------       --------       --------         --------       --------

       Net Earnings                        $  112.9       $  212.3       $  115.3         $ (327.6)      $  112.9
                                           ========       ========       ========         ========       ========


Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
June 30, 2000
(Millions of Dollars)


                                                         (Unconsolidated)
                                          ---------------------------------------------
                                                          Guarantor      Non-Guarantor
                                            Parent       Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                          ---------      ------------    --------------   ------------    ------------
ASSETS
Cash and equivalents                      $   40.0         $   54.2        $  (37.5)       $       -         $   56.7
Accounts receivable                           20.4             76.7           442.5                -            539.6
Investment in accounts
   receivable securitization                     -                -           251.9                -            251.9
Inventories                                  155.3            319.9           414.6                -            889.8
Prepaid expenses and
    income tax benefits                      217.3             82.9            35.3                -            335.5
                                          --------         --------        --------        ---------         --------
       Total Current Assets                  433.0            533.7         1,106.8                -          2,073.5
Property, plant and
   equipment, net                            301.3            554.2         1,573.1                -          2,428.6
Goodwill                                     595.8            790.8         1,983.1                -          3,369.7
Other intangible assets                       31.4            362.8           360.2                -            754.4
Investment in subsidiaries                 5,103.2          1,696.5               -         (6,799.7)               -
Intercompany accounts,net                   (756.9)         1,869.9        (1,113.0)               -                -
Asbestos-related insurance
   recoverable                                   -            325.4               -                -            325.4
Other noncurrent assets                      247.6             15.2           393.5                -            656.3
                                          --------         --------        --------        ---------         --------
       Total Assets                       $5,955.4         $6,148.5        $4,303.7        $(6,799.7)        $9,607.9
                                          ========         ========        ========        =========         ========

LIABILITIES
Short-term debt, including
   current portion of
   long-term debt                         $  118.6                -        $   62.9        $       -         $  181.5
Accounts payable                             133.5            154.7           229.5                -            517.7
Accrued compensation                          13.7             26.9           123.1                -            163.7
Restructuring and
   rationalization reserves                    3.5             18.5            64.4                -             86.4
Current portion of
   asbestos liability                            -                -           240.0                -            240.0
Income taxes payable                          11.4             19.0            45.1                -             75.5
Other accrued liabilities                    122.8             54.5           222.3                -            399.6
                                          --------         --------        --------        ---------         --------
       Total Current Liabilities             403.5            273.6           987.3                -          1,664.4
Long-term debt                             3,161.7              0.3            32.3                -          3,194.3
Long-term portion of
   asbestos liability                            -            395.7           705.6                -          1,101.3
Postemployment benefits                      104.7            297.5           241.6                -            643.8
Other accrued liabilities                    330.5             28.7           112.9                -            472.1
Minority interest in
   consolidated subsidiaries                  58.9              1.9             0.1                -             60.9
Company-obligated, mandatorily
   redeemable preferred securities
   of subsidiary trust holding
   solely convertible subordinated
   debentures of the Company                     -                -           575.0                -            575.0
Shareholders' Equity                       1,896.1          5,150.8         1,648.9         (6,799.7)         1,896.1
                                          --------         --------        --------        ---------         --------
      Total Liabilities and
        Shareholders' Equity              $5,955.4         $6,148.5        $4,303.7        $(6,799.7)        $9,607.9
                                          ========         ========        ========        =========         ========



Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
December 31, 1999
(Millions of Dollars)

                                                      (Unconsolidated)
                                          ---------------------------------------------
                                                         Guarantor        Non-Guarantor
                                            Parent      Subsidiaries      Subsidiaries     Eliminations   Consolidated
                                          ---------     ------------     --------------    ------------   ------------

ASSETS
Cash and equivalents                      $   54.1         $   20.3        $   (9.9)       $       -         $   64.5
Accounts receivable                           18.1             73.3           423.2                -            514.6
Investment in accounts
   receivable securitization                     -                -           232.2                -            232.2
Inventories                                  187.9            328.0           367.7                -            883.6
Prepaid expenses and
    income tax benefits                      100.8            121.2           109.6                -            331.6
                                          --------         --------        --------        ---------         --------
      Total current assets                   360.9            542.8         1,122.8                -          2,026.5
Property, plant & equipment,net              292.9            619.7         1,591.1                -          2,503.7
Goodwill                                     558.4            810.9         2,178.5                -          3,547.8
Other intangible assets                       38.4            396.0           361.9                -            796.3
Investment in subsidiaries                 4,912.7          1,641.8               -         (6,554.5)               -
Intercompany accounts, net                  (498.3)         1,821.3        (1,323.0)               -                -
Asbestos-related insurance
   recoverable                                   -            325.9               -                -            325.9
Other noncurrent assets                      233.2             53.1           458.7                -            745.0
                                          --------         --------        --------        ---------         --------
      Total Assets                        $5,898.2         $6,211.5        $4,390.0        $(6,554.5)        $9,945.2
                                          ========         ========        ========        =========         ========

LIABILITIES
Short-term debt, including
   current portion of
   long-term debt                         $  127.7         $    6.0        $   57.1        $       -         $  190.8
Accounts payable                             152.8            152.0           317.1                -            621.9
Accrued compensation                          46.3             28.5           108.1                -            182.9
Restructuring and
   rationalization reserves                      -                -            46.0                -             46.0
Current portion of
   asbestos liability                            -                -           180.0                -            180.0
Income taxes payable                          16.0             12.2            44.1                -             72.3
Other accrued liabilities                    151.9             85.7           251.1                -            488.7
                                          --------         --------        --------        ---------         --------
      Total current liabilities              494.7            284.4         1,003.5                -          1,782.6
Long-term debt                             2,977.0                -            43.0                -          3,020.0
Long-term portion of
   asbestos liability                            -            408.9           926.4                -          1,335.3
Postemployment benefits                      188.0            219.7           254.2                -            661.9
Other accrued liabilities                    157.2            162.8           134.9                -            454.9
Minority interest in
   consolidated subsidiaries                   6.1              2.1            32.1                -             40.3
Company-obligated mandatorily
   redeemable preferred securities
   of subsidiary trust holding
   solely convertible subordinated
   debentures of the Company                     -                -           575.0                -            575.0
Shareholders' equity                       2,075.2          5,133.6         1,420.9         (6,554.5)         2,075.2
                                          --------         --------        --------        ---------         --------
      Total Liabilities and
         Shareholders' Equity             $5,898.2         $6,211.5        $4,390.0        $(6,554.5)        $9,945.2
                                          ========         ========        ========        =========         ========


Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2000
(Millions of Dollars)

                                                (Unconsolidated)
                                   -----------------------------------------
                                                 Guarantor    Non-Guarantor
                                     Parent     Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                   ---------    ------------  --------------   ------------   ------------

Net Cash Provided From
   (Used By) Operating
   Activities                        $(136.1)       $179.2         $(96.9)        $    -        $(53.8)


Expenditures for property,
   plant and equipment
   and other long-term assets          (2.6)         (23.8)        (116.8)             -        (143.2)
Other                                     -              -           14.1              -          14.1
                                     ------         ------         ------         ------        ------
   Net Cash Used By
      Investing Activities             (2.6)         (23.8)        (102.7)             -        (129.1)


Proceeds from the issuance
    of long-term debt                 285.0              -              -              -         285.0
Principal payments on long-
    term debt                        (100.3)          (0.2)          (6.5)             -        (107.0)
Increase (decrease) in short-
    term debt                          (5.2)          (6.0)          12.4              -           1.2
Change in intercompany
   accounts                           (48.9)        (115.3)         164.2              -             -
Sale (repurchase) of accounts
    receivable under
    securitization                     (1.5)             -              -              -          (1.5)
Dividends                              (2.0)             -              -              -          (2.0)
Other                                  (2.5)             -            1.9              -          (0.6)
                                     ------         ------         ------         ------        ------
   Net Cash Provided From
      (Used By) Financing
      Activities                      124.6         (121.5)         172.0              -         175.1
                                     ------         ------         ------         ------        ------


   Net Increase (Decrease)
      in Cash                        $(14.1)        $ 33.9         $(27.6)        $    -        $ (7.8)
                                     ======         ======         ======         ======        ======



Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 1999
(Millions of Dollars)

                                                   (Unconsolidated)
                                     -------------------------------------------------
                                                       Guarantor        Non-Guarantor
                                        Parent         Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                     -----------       ------------     --------------    ------------     ------------
Net Cash Provided From
   Operating Activities                $   49.1           $  129.7         $   46.7           $    -        $  225.5


Expenditures for property,
   plant and equipment
   and other long-term assets             (26.3)             (28.8)          (119.8)               -          (174.9)
Proceeds from sale of
   business investments                       -                  -             28.6                -            28.6
Business acquisitions, net of
   cash acquired                          (97.9)              (1.9)          (139.6)               -          (239.4)
                                       --------           --------         --------         --------        --------
   Net Cash Used By
      Investing Activities               (124.2)             (30.7)          (230.8)               -          (385.7)


Issuance of common stock                    0.7                  -                -                -             0.7
Proceeds from the issuance
    of long-term debt                   2,123.0                  -                -                -         2,123.0
Principal payments on long-
    term debt                          (1,926.3)              (0.9)           (32.7)               -        (1,959.9)
Increase (decrease) in short-
    term debt                              (9.4)              (7.5)            10.6                -            (6.3)
Fees paid for debt issuance
    and other securities                  (25.5)                 -                -                -           (25.5)
Change in intercompany
   accounts                              (146.2)            (101.7)           247.9                -               -
Sale (repurchase) of accounts
    receivable under
    securitization                         44.1                  -                -                -            44.1
Dividends                                  (2.3)                 -                -                -            (2.3)
Other                                      (2.4)               0.6             (2.5)               -            (4.3)
                                       --------           --------         --------         --------        --------
   Net Cash Provided From
      (Used By) Financing
      Activities                           55.7             (109.5)           223.3                -           169.5
                                       --------           --------         --------         --------        --------


   Net Increase (Decrease)
      in Cash                          $  (19.4)          $  (10.5)        $   39.2           $    -        $    9.3
                                       ========           ========         ========         ========        ========


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

During the first quarter of 2000, the Board of Directors of the Company approved, and the Company has begun to implement, a global restructuring plan. The primary purposes of this plan are to improve the Company's cost structure and drive out non-productive assets. As a result of this plan, the Company expects to incur restructuring charges of approximately $100 million, an additional $100 million in incremental expenses and capital expenditures and may incur up to $35 million of non-cash asset write-downs. The Company will record these charges as specific actions are finalized over the next two years related to the plan. During the first quarter of 2000, the Company recorded pre-tax charges of $68.7 million for restructuring and $10.0 million to adjust certain assets associated with the restructuring to their fair value. The significant activities that resulted in the charges were as follows:

         Consolidation of European Operations: The Company has developed plans to take advantage of opportunities to achieve synergies in and consolidate activities of its European operations. As part of these plans, four of its manufacturing facilities will be closed or consolidated and the operations that were being performed within these facilities will be moved to other European locations. The Company will also sever approximately 1,300 employees.

         Consolidation of North American and Latin American Operations: The Company has implemented a plan to consolidate certain manufacturing, distribution, and administrative functions in North American and Latin America. As a result of these plans the Company will close or consolidate 36 facilities and the operations that were being performed within these facilities will be moved to other North American and Latin American locations. The Company will also sever approximately 2,700 employees.

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1999

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operation (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Net Sales

Net sales for the second quarter of 2000 were $1,593.2 million compared to $1,687.1 million in the same 1999 quarter. The 6% decrease in net sales is primarily attributable to the effects of foreign exchange from European operations, the divestitures of the Company's heat transfer and Bertolotti businesses in the second and third quarter of 1999, respectively, and the loss of a major aftermarket customer in the second quarter of 1999. Currency rates in effect this quarter compared to the same 1999 quarter decreased net sales by $60 million or 4%. These decreases were partially offset by net new business recorded during the quarter and the full year effect of the Company's 1999 Alcan acquisition.

Powertrain Systems sales were $621 million for the second quarter of 2000 compared to $622 million for the same 1999 quarter. Sales were flat from 1999 to 2000 primarily due to the effects of foreign exchange mentioned above and lower aftermarket sales due to an overall decrease in the engine parts market size due to continuing improvement in OE quality. These decreases were off set by the full-year effect of the Company's 1999 Alcan acquisition and net new business recorded during the quarter.

Sealing Systems, Visibility and Systems Protection Products sales were $465 million for the second quarter of 2000 compared to $479 million for the same 1999 quarter. Sales decreased 3% from 1999 to 2000 primarily due to the effects of foreign exchange mentioned above, the North American aftermarket branch network consolidations and lower aftermarket sales due to an overall decrease in the engine parts market size due to continuing improvement in OE quality. These decreases were partially offset by net new business recorded during the quarter.

Brake, Chassis, Ignition, and Fuel Products sales were $507 million for the second quarter of 2000 compared to $586 million for the same 1999 quarter. Sales decreased 14% from 1999 to 2000 primarily due to the effects of foreign exchange mentioned above, the divestitures of the Company's heat transfer and Bertolotti businesses in the second and third quarters of 1999, respectively, and the loss of a major aftermarket customer in the second quarter of 1999. These decreases were partially offset by net new business recorded during the quarter.

Gross Margin

Gross margin was 25.9% for the second quarter of 2000 compared to 28.6% for the same 1999 quarter. Management attributes this decrease primarily to the change in mix from aftermarket to OE business. OE business was 56% in the second quarter of 2000 compared to 53% in the same 1999 quarter. The decrease is also attributable to increased spending in the Company's central warehousing system installations and associated startup difficulties and certain productivity issues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent of net sales increased to 13.0% for the second quarter of 2000 compared to 12.7% for the same 1999 quarter. After the effects of foreign exchange mentioned above, SG&A was down compared to 1999.

Implementation Costs

The Company recognized $1.8 million of implementation costs for the second quarter of 2000 in connection with the recently announced restructuring programs. These expenses included such one-time items as costs to pack and move productive inventory and fixed assets from one location to another, training, and travel costs associated with the restructuring programs.

Integration Costs

The Company recognized $13.3 million of integration costs in the second quarter of 1999 in connection with the acquisitions of T&N, Cooper Automotive and Fel-Pro. These expenses included such one-time items as brand integration, costs to pack and move productive inventory and fixed assets from one location to another and costs to change the identity of entities acquired.

Interest Expense

Interest expense was $71.4 million for the second quarter of 2000 compared to $68.5 million for the same 1999 quarter. The increase is attributable to an increase in interest rates on the Company's variable senior credit agreements.

Income Tax Expense
The effective tax rate was 47.0% for the second quarter of 2000 compared to 42.1% for the same 1999 quarter. The differences in the effective tax rates from the statutory rate for the respective quarters is primarily related to non-deductible goodwill amortization and foreign tax rate variances.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1999

RESULTS OF OPERATIONS

Net Sales

Net sales for the six months ended June 30, 2000 were $3,236.9 million compared to $3,329.3 million for the same 1999 period. The 3% decrease in net sales is primarily attributable to the effects of foreign exchange from European operations, the divestitures of the Company's heat transfer and Bertolotti businesses in the second and third quarter of 1999, respectively, and the loss of a major aftermarket customer in the second quarter of 1999. Currency rates in effect for the six months ended June 30, 2000 compared to the same 1999 period decreased net sales by $134 million or 4%. These decreases were partially offset by net new business recorded during the first six months of 2000 and the full year effect of the Company's 1999 Alcan acquisition.

Powertrain Systems sales were $1,269 million for the six months ended June 30, 2000 compared to $1,217 million for the same 1999 period. Sales increased 4.2% from 1999 to 2000 primarily due to the full-year effect of the Company's 1999 Alcan acquisition and net new business recorded in the first six months of 2000. These increases were partially offset by effects of foreign exchange mentioned above and lower aftermarket sales due to an overall decrease in the engine parts market size due to continued improvement in OE quality.

Sealing Systems, Visibility and Systems Protection Products sales were $955 million for the six months ended June 30, 2000 compared to $967 million for the same 1999 period. Sales decreased 1% from 1999 to 2000 primarily due to the effects of foreign exchange mentioned above, the North American aftermarket branch network consolidations and lower aftermarket sales due to an overall decrease in the engine parts market size due to continued improvement in OE quality. These decreases were offset by net new business recorded during the period.

Brake, Chassis, Ignition, and Fuel Products sales were $1,013 million for the six months ended June 30, 2000 compared to $1,146 million for the same 1999 period. Sales decreased 12% from 1999 to 2000 primarily due to the effects of foreign exchange mentioned above, the divestitures of the Company's heat transfer and Bertolotti businesses in the second and third quarters of 1999, respectively, and the loss of a major aftermarket customer in the second quarter of 1999. These decreases were partially offset by net new business recorded during the period.

Gross Margin

Gross margin was 26.1% for the six months ended June 30, 2000 compared to 28.0% for the same 1999 period. Management attributes this decrease primarily to the change in mix from aftermarket to OE business. OE business was 56% for the six months ended June 30, 2000 compared to 54% in the same 1999 period. The decrease is also attributable to increased spending in the Company's central warehousing system installations and associated startup difficulties and certain productivity issues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as percent of net sales decreased to 12.9% for the six months ended June 30, 2000 compared to 13.1% for the same 1999 period. This decrease is primarily attributable to the benefits of prior restructuring actions and the realization of combined efficiencies from the 1998 acquisitions Fel-Pro, T&N, and Cooper Automotive.

Implementation Costs

The Company recognized $2.6 million of implementation costs for the six months ended June 30, 2000 in connection with the recently announced restructuring programs. These expenses included such one-time items as costs to pack and move productive inventory and fixed assets from one location to another, training, and travel costs associated with the restructuring programs.

Integration Costs

The Company recognized $23.4 million of integration costs for the six months ended June 30, 1999 in connection with the acquisitions of T&N, Cooper Automotive and Fel-Pro. These expenses included such one-time items as brand integration, costs to pack and move productive inventory and fixed assets from one location to another and costs to change the identity of entities acquired.

Interest Expense

Interest expense for the six months ended June 30, 2000 was $142.4 million compared to $139.4 million for the six months ended June 30, 2000. The increase is attributable to the full year effect of the 1999 bonds, increased interest rates on the Company's variable rate senior credit agreements and additional borrowings on the Company's variable rate revolver.

Income Tax Expense
The effective tax rate was 50.4% for the six months ended June 30, 2000 compared to 42.1% for the same 1999 period. The difference in the effective rates from the statutory rate for the respective quarters is primarily related to non-deductible goodwill amortization and foreign tax rate differences in both years and also restructuring and impairment charges in the first quarter of 2000.


LITIGATION & ENVIRONMENTAL CONTINGENCIES

The Company has been named as a defendant in numerous lawsuits. For a summary of material contingencies as a result of those lawsuits, refer to Note 3 of the Consolidated Condensed Financial Statements, "Asbestos Liability and Legal Proceedings".


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's primary credit facilities contain operating and financial covenants that, among other things, could limit its ability to obtain additional sources of capital. The primary credit facilities are guaranteed by 100% of the capital stock of certain United States subsidiaries and 65% of the capital stock of certain foreign subsidiaries and certain intercompany loans. The senior notes, notes and medium-term notes are guaranteed by the same subsidiaries that guarantee the Company's primary credit facilities (refer to note 8 of the consolidated condensed financial statements).

As of June 30, 2000, the Company had $1.0 billion outstanding under the primary credit facilities, and approximately $725 million available to borrow on these facilities. In addition to debt outstanding under the primary credit facilities, the Company had $2.4 billion of debt, including short-term borrowings, outstanding as of June 30, 2000, consisting primarily of $124 million of senior notes due 2007, $2.0 billion of subordinated notes due between 2004 and 2010, $104 million of medium term notes due between 2001 and 2005 and approximately $200 million in other borrowings.

The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign jurisdictions. The Company manufactures and sells its products in North America, Europe, South America, Africa and Asia. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are primarily exposed to changes in exchange rates between the United States dollar and European currencies.

As currency exchange rates change, translation of the statements of operation of the Company's international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity for the Company's foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the US Dollar as the functional currency. The Company's equity was reduced, net of tax, by $99.6 million and $153.1 million during the three and six months ended June 30, 2000, respectively, primarily due to cumulative translation adjustments resulting from the strong US dollar.

Cash Flow Provided From Operating Activities

Cash flow used by operating activities was $53.8 million for the six months ended June 30, 2000. Cash flow usages resulted primarily from an increase in accounts receivable of $81.4 million, increases in inventories of $47.8 million, decreases in accounts payable of $90.7 million, and payments related to restructuring/rationalization reserves and asbestos of $27.1 million and $159.5 million, respectively. These usages were partially offset by cash generated from operations.

Cash Flow Used By Investing Activities

Cash flow used by investing activities was $129.1 million for the six months ended June 30, 2000. Capital expenditures of $143.2 million were made for property, plant and equipment to implement process improvements, manufacturing capacity and maintenance improvements, information technology, integration of acquired businesses and new product introductions.

Cash Flow Provided From Financing Activities

Cash flow provided from financing activities was $175.1 million for the six months ended June 30, 2000, primarily arising from proceeds of $285.0 million from the issuance of long-term debt which was offset primarily by principal payments on long-term debt of $107.0 million.

Outlook

The Company believes that it has adequate financial resources and sufficient credit facilities to meet its current working capital needs. Sources of the Company's working capital include cash generated by its operations, its mulitcurrency revolving credit facility and other credit lines. During the remainder of 2000, management anticipates that working capital requirements will be funded with internally generated funds and previously mentioned credit facilities.


OTHER MATTERS

Euro Conversion

On January 1, 1999, certain member countries of the European Union irrevocably fixed the conversion rates between their national currencies and a common currency, the "Euro," which became their legal currency on that date. The participating countries' former national currencies continue to exist as denominations of the Euro until January 1, 2002. The Company has established a management team that is monitoring the business implications of conversion to the Euro, including the need to adapt internal systems to accommodate Euro-denominated transactions. The 1998 acquisition of T&N has provided the Company with a strong knowledge base in which to assist with the conversion. While the Company is still in various stages of assessment and implementation, the Company does not expect the conversion to the Euro to have a material affect on its financial condition or results of operations.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK


There have been no significant changes since year-end.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          (a) Contingencies. Note 3 to the Consolidated Condensed Financial Statements, "Asbestos Liability and Legal Proceedings", which is included in Part I of this report, is incorporated herein by reference.


Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Shareholders on April 19, 2000, at which time the shareholders considered and voted on (i) the election of eight directors, and (ii) the approval of the appointment of Ernst & Young as independent accountants for 2000.

          The eight directors nominated for director at the meeting were incumbents, and all nominees were elected. The following table sets forth the number of votes "For" and "Withheld" with respect to each nominee:

          NOMINEE                      VOTES FOR               VOTES WITHHELD

          J. J. Fannon                 57,602,177                2,828,509
          R. M. Hills                  57,378,564                3,052,122
          P. S. Lewis                  57,672,274                2,758,412
          A. Madero                    57,664,481                2,766,205
          R. S. Miller, Jr.            57,430,339                3,000,347
          J. C. Pope                   57,435,324                2,995,362
          R. A. Snell                  57,136,636                3,294,050
          G. Whalen                    57,680,740                2,749,946

          The appointment of Ernst & Young LLP as independent accountants for 2000 was approved, with 59,586,716 votes cast "For", 552,934 votes cast "Against" and 291,036 abstentions.


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


                            FEDERAL-MOGUL CORPORATION


                            By: /s/ G. Michael Lynch
                               ------------------------------
                                   G. Michael Lynch
                              Executive Vice President and
                               Chief Financial Officer,
                              Principal Financial Officer


                            By: /s/ Michael L. Pape
                               ------------------------------
                                    Michael L. Pape
                             Vice President and Controller,
                                 Chief Accounting Officer





Dated:  July 31, 2000