Form 10-Q
period 2000-09-30
FEDERAL MOGUL CORP
filed 2000-10-31
CIK 34879

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Period Ended                      September 30, 2000
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

                       Yes     X          No  _______
                              ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock Outstanding - 70,509,415 shares as of October 27, 2000

                          FORWARD-LOOKING STATEMENTS
                          --------------------------

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

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
         --------------------

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Millions of Dollars, Except Per Share Amounts)

                                                                          Three Months Ended              Nine Months Ended
                                                                               September 30                 September 30
                                                                      -------------------------      -------------------------
                                                                            2000         1999             2000        1999
                                                                      -----------  ------------      ----------    -----------
Net sales                                                             $  1,427.9   $    1,583.9      $  4,664.8    $  4,913.2
Cost of products sold                                                    1,089.2        1,142.7         3,482.4       3,539.9
                                                                         -------        -------         -------       -------
    Gross margin                                                           338.7          441.2         1,182.4       1,373.3
Selling, general and administrative expenses                               210.5          201.1           629.4         638.3
Amortization of goodwill and other intangible assets                        31.2           30.5            93.7          94.4
Restructuring charge                                                         8.6              -            77.3             -
Adjustment of assets held for sale and other long-lived
    assets to fair value                                                     4.6            7.9            14.6           7.9
Integration costs                                                              -           13.2               -          36.6
Interest expense                                                            74.2           68.0           216.6         207.4
Interest income                                                             (0.8)          (0.8)           (3.1)         (2.8)
International currency exchange losses                                       3.3            0.8             1.3           3.5
Other expense, net                                                           8.6            7.4            25.4          17.5
                                                                      ----------     ----------       ---------     ---------
    Earnings (loss) before income taxes, extraordinary items and
       cumulative effect of change in accounting principle                  (1.5)         113.1           127.2         370.5
Income tax expense                                                           6.1           43.0            71.0         151.7
                                                                       ---------      ---------         -------    ----------
    Earnings (loss) before extraordinary items and
       cumulative effect of change in accounting principle                  (7.6)          70.1            56.2         218.8
Extraordinary items - loss on early retirement of debt, net
    of applicable income tax benefits                                           -             -               -          23.1
Cumulative effect of change in accounting for costs of
    start-up activities, net of applicable income tax benefit                   -             -               -          12.7
                                                                      -----------  ------------      ----------    ----------
       Net earnings (loss)                                                  (7.6)          70.1            56.2         183.0
Preferred stock dividends, net of related tax benefits                       0.5            0.5             1.5           1.8
                                                                      ----------   -----------       ----------    ----------
       Net Earnings (Loss) Available for Common Shareholders          $     (8.1)  $       69.6      $     54.7    $    181.2
                                                                      ==========   ============      ==========    ==========

Earnings (Loss) Per Common Share

Basic
    Earnings (loss) before extraordinary items and cumulative
       effect of change in accounting principle                       $     (.12)  $        .99      $      .78         $3.12
    Extraordinary items - loss on early retirement
       of debt, net of applicable income tax benefits                           -             -               -          (.34)
    Cumulative effect of change in accounting for costs of
       start-up activities, net of applicable income tax benefit                -             -               -          (.18)
                                                                      -----------  ------------      ----------    ----------
          Net Earnings (Loss) Available for Common Shareholders       $     (.12)  $        .99      $      .78    $     2.60
                                                                      ===========  ============      ==========    ==========
Diluted
    Earnings (loss) before extraordinary items and cumulative
       effect of change in accounting principle                       $     (.12)  $        .91      $      .70         $2.82
    Extraordinary items - loss on early retirement
       of debt, net of applicable income tax benefits                           -             -               -          (.28)
    Cumulative effect of change in accounting for costs of
       start-up activities, net of applicable income tax benefit                -             -               -          (.15)
                                                                      -----------  ------------      ----------    ----------
          Net Earnings (Loss) Available for Common Shareholders       $     (.12)  $        .91       $     .70    $     2.39
                                                                      ===========  ============      ==========    ==========

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Millions of Dollars)

                                                                                     (Unaudited)
                                                                                     September 30              December 31
                                                                                       2000                       1999
                                                                                   ------------               -----------
Assets
Cash and equivalents                                                                 $     55.8               $     64.5
Accounts receivable                                                                       526.0                    514.6
Investment in accounts receivable securitization                                          258.2                    232.2
Inventories                                                                               873.1                    883.6
Prepaid expenses and income tax benefits                                                  317.0                    331.6
                                                                                     ----------               ----------
         Total Current Assets                                                           2,030.1                  2,026.5

Property, plant and equipment, net                                                      2,391.2                  2,503.7
Goodwill                                                                                3,279.4                  3,547.8
Other intangible assets                                                                   735.1                    796.3
Asbestos-related insurance recoverable                                                    332.0                    325.9
Other noncurrent assets                                                                   653.0                    745.0
                                                                                     ----------               ----------
         Total Assets                                                                $  9,420.8               $  9,945.2
                                                                                     ==========               ==========

Liabilities and Shareholders' Equity

Short-term debt, including current portion of long-term debt                         $    148.9               $    190.8
Accounts payable                                                                          487.0                    621.9
Accrued compensation                                                                      163.2                    182.9
Restructuring and rationalization reserves                                                 77.8                     46.0
Current portion of asbestos liability                                                     330.0                    180.0
Income taxes payable                                                                       69.1                     72.3
Other accrued liabilities                                                                 373.4                    488.7
                                                                                     ----------               ----------
         Total Current Liabilities                                                      1,649.4                  1,782.6

Long-term debt                                                                          3,329.8                  3,020.0
Long-term portion of asbestos liability                                                   929.8                  1,335.3
Postemployment benefits                                                                   623.3                    661.9
Other accrued liabilities                                                                 473.8                    454.9
Minority interest in consolidated subsidiaries                                             58.8                     40.3
Company-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely convertible subordinated
     debentures of the Company/1/                                                         575.0                    575.0

Shareholders' Equity:
     Series C ESOP preferred stock                                                         41.3                     41.5
     Common stock                                                                         352.3                    352.1
     Additional paid-in capital                                                         1,780.9                  1,782.4
     Retained earnings                                                                    223.5                    170.3
     Unearned ESOP compensation                                                            (4.0)                    (7.9)
     Accumulated other comprehensive loss                                                (612.2)                  (262.1)
     Other                                                                                 (0.9)                    (1.1)
                                                                                     ----------               ----------
         Total Shareholders' Equity                                                     1,780.9                  2,075.2
                                                                                     ----------               ----------

         Total Liabilities and Shareholders' Equity                                  $  9,420.8               $  9,945.2
                                                                                     ==========               ==========

See accompanying notes.


____________________
/1/ The sole assets of the Trust are convertible subordinated debentures of Federal-Mogul with an aggregate principal amount of $575.0 million, which bear interest at a rate of 7% per annum and mature on December 1, 2027. Upon repayment of the subordinated debentures, the Company-obligated mandatorily redeemable preferred securities of subsidiary trust will be mandatorily redeemed.

Federal-Mogul Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Millions of Dollars)

                                                                                  Nine Months Ended
                                                                                   September 30
                                                                         -------------------------------
                                                                              2000              1999
                                                                          -----------       ------------
Cash Provided From (Used By) Operating Activities
    Net earnings                                                         $   56.2           $    183.0
    Adjustments to reconcile net earnings to net
       cash provided from operating activities:
          Depreciation and amortization                                     287.3                271.8
          Restructuring charge                                               77.3                   --
          Adjustment of assets held for sale and other
             long-lived assets to fair value                                 14.6                  7.9
          Loss on early retirement of debt                                     --                 36.6
          Cumulative effect of change in accounting principle                  --                 19.5
          Postemployment benefits                                           (13.4)                (0.7)
          Increase in accounts receivable                                   (42.9)              (121.5)
          (Increase) decrease in inventories                                (41.8)                45.2
          Increase (decrease) in accounts payable                          (112.0)                51.3
          Decrease in current liabilities and other                         (26.4)                (2.9)
          Payments against restructuring and rationalization reserves       (42.8)               (73.9)
          Payments against asbestos liability                              (234.7)              (122.4)
                                                                         --------           ----------
       Net Cash Provided From (Used By) Operating Activities                (78.6)               294.6

Cash Provided From (Used By) Investing Activities
    Expenditures for property, plant and equipment
       and other long-term assets                                          (229.4)              (290.1)
    Business acquisitions, net of cash acquired                                --               (370.7)
    Proceeds from sales of businesses                                        60.9                 37.4
    Other                                                                    (3.4)                  --
                                                                         --------           ----------
       Net Cash Used By Investing Activities                               (171.9)              (623.4)

Cash Provided From (Used By) Financing Activities
    Issuance of common stock                                                   --                  1.2
    Proceeds from issuance of long-term debt                                485.0              2,123.0
    Principal payments on long-term debt                                   (168.1)            (2,014.9)
    Decrease in short-term debt                                             (26.9)               (21.7)
    Fees paid for debt issuance and other securities                           --                (25.5)
    Sale (repurchase) of accounts receivable under securitization           (46.9)               261.1
    Dividends                                                                (3.1)                (3.4)
    Other                                                                     1.8                 (3.3)
                                                                         --------           ----------
       Net Cash Provided From Financing Activities                          241.8                316.5
                                                                         --------           ----------

       Decrease in Cash and Equivalents                                      (8.7)               (12.3)

Cash and Equivalents at Beginning of Period                                  64.5                 77.2
                                                                         --------           ----------
       Cash and Equivalents at End of Period                             $   55.8           $     64.9
                                                                         ========           ==========

See accompanying notes.

Federal-Mogul Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2000

1.  BASIS OF PRESENTATION

General - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain items in the prior year condensed consolidated financial statements have been reclassified to conform with the presentation used in 2000.

Recently Issued Accounting Pronouncements -- In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements. The Company does not believe that the implementation of SAB No. 101 in the fourth quarter of 2000 will have a significant impact on our financial position or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires the recognition of derivative instruments as assets and liabilities, based on their fair value, and specifies certain methods for the recognition of related gains and losses. In June 2000, the FASB issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No. 133.

The Company is in the process of implementing the appropriate systems and processes to adopt these statements effective January 1, 2001. The statements provide for the recognition of a cumulative adjustment for an accounting change, as of the date of adoption. The amount of such adjustment, and the effect of such statements on the Company's financial position and results of operations during 2001, will depend in part on future derivative transactions entered into prior to January 1, 2001, and the fair value of derivatives held as of such date, and therefore is not determinable at this time.

In October 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB SFAS No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement is effective March 2001; the Company's current AR Securitization program would require expanded disclosures and the statement would be prospectively applied to programs entered into after January 1, 2001.


2.  RESTRUCTURING

2000 Restructuring Program:

During the first quarter of 2000, the Board of Directors of the Company approved, and the Company has begun to implement, a global restructuring plan. As a result of this plan, the Company may incur restructuring charges up to $120 million, up to an additional $120 million in incremental expenses and capital expenditures and may incur up to $35 million of non-cash asset write-downs.

During the first quarter of 2000, the Company recognized $68.7 million of restructuring charges related to severance and exit costs and a $10.0 million charge for the write-down of certain long lived assets associated with the restructuring to their fair values. The Company recognizes restructuring and impairment expenses in its financials statements as detailed plans are finalized and approved and once related costs can be quantified and estimated.

The Company reviews the adequacy of its restructuring reserves and adjusts the reserves as the various activities are completed or new information becomes available. As a result of this review process, the Company recorded a net restructuring charge in the third quarter of 2000 of approximately $8.6 million. This charge includes approximately $12.2 million of charges consisting principally of additional severance and benefit costs associated with additional employee reductions. Such amounts were offset by $3.6 million in cost reductions from estimates recorded in the first quarter for severance costs that are no longer required as the Company was able to sell one business unit instead of closing it and other various cost reductions.

Aggregated severance costs from the first and third quarters of 2000 of $63.3 million included the planned closure of 22 North American aftermarket branch warehouses; consolidation of the Company's heavy wall bearings into one plant; the closure of Australian and Taiwanese sales, administrative, and distribution facilities; the consolidation of certain administrative and human resource functions in Europe; and various other programs in North America and Europe. Total employee reductions are expected to be approximately 2,600 comprised of 3,950 reductions associated with facility closings offset by 1,350 necessary new hires in new or expanded facilities.

Exit costs of $14.0 million from the 1st quarter of 2000 included the consolidation of administrative facility at the Company's Toledo, Ohio Ignition facility, the closure of aftermarket branch warehouses in North America and Latin America, and the closure of Australian and Taiwanese sales, administrative and distribution facilities, and various other programs in North America and Europe.

Asset writedowns of $10.0 million, in the first quarter of 2000, included the closure of aftermarket branch warehouses and the Company's Toledo, Ohio ignition facility's administrative center. Asset writedowns of $4.6 million, in the third quarter of 2000, include the closure of a foundry facility in Mexico.

Cash payments against the 2000 restructuring reserves were $25.0 million ($22.8 million for severance and $2.2 million for exit) for the nine months ended September 30, 2000. As of September 30, 2000, approximately 882 employees have been severed and, 25 facilities have been closed or consolidated.

1999 and 1998 Restructuring Programs:

Cash payments against the 1999 and 1998 restructuring reserves were $10.1 million ($9.4 million for severance and $0.7 million for exit) for the nine months ended September 30, 2000. As of September 30, 2000 the remaining reserve for the 1999 and 1998 programs were approximately $5.1 million, the majority of which will be paid out by year end.

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

In arriving at the total provision for the T&N Companies described below (approximately $.9 billion), assumptions have been made regarding the total number of claims anticipated to be received in the future, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the timing of settlements and, in the United Kingdom, the level of subrogation claims brought by insurance companies.

T&N Ltd. is a defendant in approximately 56,000 pending personal injury claims as of September 30, 2000. During the first nine months of 2000, approximately 33,000 new claims naming T&N Ltd. were received. The two United States subsidiaries are defendants in approximately 100,000 pending personal injury claims as of September 30, 2000. During the first nine months of 2000, approximately 26,000 new claims naming the two United States subsidiaries were received.

T&N Ltd. has appointed the Center for Claims Resolution ("CCR") as its exclusive representative in relation to all asbestos-related personal injury claims made against it in the United States. The CCR provides to its member companies a litigation defense, claims-handling and administration service in respect to United States asbestos-related disease claims. Pursuant to the CCR Producer Agreement, T&N Ltd. is entitled to appoint a representative as one of the five voting directors on the CCR's Board of Directors. Members of the CCR contribute towards indemnity payments in each claim in which the member is named. Contributions to such indemnity payments are calculated on a case by case basis according to sharing agreements among the CCR's members. Effective January 18, 2000, the two United States subsidiaries appointed a law firm specializing in asbestos matters as their litigation defense, claims handling and administrative service provider. Indemnity and defense obligations incurred while members of the CCR will continue to be honored. This change is intended to create greater economic and defense efficiencies for the two companies. The T&N Companies have entered into $250 million of surety to meet collateral requirements for settlements established by the CCR. The Company is currently in negotiation on both the amount and form of the surety needed to meet its continuing collateral requirements.

The membership of the CCR has decreased in the past year for both voluntary and involuntary reasons. One instance involved the termination of a member by the CCR board. That former member has refused to pay its share of certain agreed to settlements made while a member. To date plaintiffs have been successful in obtaining court orders requiring this former member to pay, however, further defaults by the former member may significantly increase the cost of resolving cases for the remaining members. Additionally, another member has terminated its participation due to its determination that, as a trust, it lacked sufficient assets to commit to any new settlements. This member has also asserted that it is entitled to certain reimbursements which the CCR does not believe to be appropriate. T&N Ltd could experience an increase in its liability if there are any negative developments in these areas.

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

While management believes that reserves are appropriate for anticipated losses arising from asbestos-related claims against the T&N Companies, given the nature and complexity of the factors affecting the estimated liability, the actual liability may differ. No absolute assurance can be given that the T&N Companies will not be subject to material additional liabilities and significant additional litigation relating to asbestos. In the possible, but unlikely event that such liabilities exceed the reserves recorded by the Company or the additional (pound)500 million of insurance coverage, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected. The reserve for the T&N Companies is re-evaluated periodically as additional information becomes available. While management still believes the reserve plus insurance to be adequate, T&N has contracted with an econometric firm that specializes in these types of issues to give a current estimate of the total liability. T&N expects the study to be completed before year-end.

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

Cooper Automotive Asbestos Litigation

Former businesses of Cooper Automotive, primarily Abex and Wagner, are involved as defendants in numerous court actions in the United States alleging personal injury from exposure to asbestos or asbestos-containing products, mainly involving friction products. Abex is a defendant in approximately 16,700 pending claims as of September 30, 2000. During the first nine months of 2000, approximately 8,200 new claims naming this defendant were received. Wagner is a defendant in approximately 16,600 claims as of September 30, 2000. During the first nine months of 2000, approximately 5,100 new claims naming this defendant were received. In 1998, the Company acquired the capital stock of a Cooper entity resulting in the assumption by a Company subsidiary of contractual liability, under certain circumstances, for all claims pending and to be filed in the future alleging exposure to certain Wagner automotive and industrial friction products and for all claims filed after August 29, 1998, alleging exposure to certain Abex (non-railroad and non-aircraft) friction products. The Company has recorded approximately a $330 million insurance recoverable asset and a liability of the subsidiaries involved of approximately $400 million. This is the Company's estimate, after taking into account legal counsel's evaluation related to amounts expected to be paid or reimbursed by insurers. In arriving at these provisions, certain assumptions have been made regarding the total number of claims which may be received in the future against these two entities and the average costs associated with such claims.

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

Federal-Mogul and Fel-Pro Asbestos Litigation

The Company also is sued in its own name as one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The Company's Fel-Pro subsidiary has also been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. Fel-Pro is a defendant in approximately 31,000 pending claims as of September 30, 2000. During the first nine months of 2000 approximately 3,000 new claims were filed. Over 30,000 of these claims have been transferred to a federal court where they reside subject to removal back into the tort system only if certain medical and product identification conditions are met. The Company is defending all such claims vigorously and believes that it and Fel-Pro have substantial defenses to liability and insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company and Fel-Pro as of September 30, 2000, will not have a material effect on the Company's financial position.

Aggregate of Asbestos Liability

As of September 30, 2000, the Company has provided a total reserve for all of its subsidiaries and businesses with potential asbestos liability of approximately $1.3 billion as its best estimate for future costs related to resolving asbestos claims. The Company estimates claims will be filed and paid in excess of the next 20 years. This estimate is based in part on recent and historical claims experience, medical information, the impact, if any in membership issues associated with the CCR and the current legal environment. The Company has a corresponding receivable from certain insurance carriers of approximately $330 million.

Other

The Company is involved in various other legal actions and claims, directly and through its subsidiaries. The Company has been named in a class action lawsuit captioned In Re Federal-Mogul Corp. Securities Litigation, alleging violations
          -----------------------------------------------
by the Company of various federal securities laws. The Company believes that the claims contained in the suit are without merit and that it has meritorious defenses against the claims. The Company will vigorously defend itself against the suit, and does not believe the suit will have a material adverse effect on the Company's cash flows or financial position. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that the outcomes are not reasonably likely to have a material adverse effect on the Company's financial position, operating results, or cash flows.

Environmental Matters

The Company is a defendant in lawsuits filed in various jurisdictions pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other similar federal or state environmental laws which require responsible parties to pay for cleaning up contamination resulting from hazardous wastes which were discharged into the environment by them or by others to which they sent such wastes for disposition. In addition, the Company has been notified by the United States Environmental Protection Agency and various state agencies that it may be a potentially responsible party (PRP) under such law for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. At most of the sites that are likely to be costliest to clean up, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company's exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company's share of the total waste is usually quite small; the other companies which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly-owned companies; and in most such situations, the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental and legal reserve was approximately $66.1 million at September 30, 2000 and $74.5 million at December 31, 1999. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect of such matters.

4.  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 (in millions, except per share data):

                                                                                Three Months Ended    Nine Months Ended
                                                                                    September 30        September 30
                                                                              ---------------------- ---------------------
                                                                                  2000        1999       2000       1999
                                                                                --------    --------   --------   ---------
Numerator:
    Net earnings (loss)                                                         $ (7.6)      $ 70.1     $ 56.2    $  183.0
    Extraordinary items - loss on early retirement of debt,
       net of applicable income tax benefits                                        --           --         --        23.1
    Cumulative effect of change in accounting for costs of start-up
       activities, net of applicable income tax benefit                             --           --         --        12.7
                                                                                ------       ------     ------    --------
    Net earnings (loss) before extraordinary items and cumulative
       effect of change in accounting  for costs of start-up activities           (7.6)        70.1       56.2       218.8
    Series C preferred dividend requirement                                       (0.5)        (0.5)      (1.5)       (1.6)
    Series E preferred dividend requirement                                         --           --         --        (0.2)
                                                                                ------       ------     ------    --------

    Numerator for basic earnings (loss) per share - income available to common shareholders before extraordinary items and cumulative

       effect of change in accounting for costs of start-up activities            (8.1)        69.6       54.7       217.0

    Effect of dilutive securities:
       Series C preferred dividend requirement                                      --          0.5        1.5        1.6
       Series E preferred dividend requirement                                      --           --         --        0.2
       Minority interest - preferred securities of an affiliate                     --          6.3         --       19.0
       Additional required ESOP contribution                                        --         (0.5)      (1.5)      (1.6)
                                                                                ------       ------     ------    -------

    Numerator for diluted earnings (loss) per share - income available to common shareholders after assumed conversions, before extraordinary items and cumulative effect of change in

       accounting for costs of start-up activities                              $ (8.1)      $ 75.9     $ 54.7    $ 236.2
                                                                                ======       ======     ======    =======
    Numerator for basic earnings (loss) per share - income available to common shareholders after extraordinary items and cumulative
       effect of change in accounting for costs of start-up activities          $ (8.1)      $ 69.6     $ 54.7    $ 181.2
                                                                                ======       ======     ======    =======
    Numerator for diluted earnings (loss) per share - income available to common shareholders after extraordinary items and cumulative
       effect of change in accounting for start-up activities                   $ (8.1)      $ 75.9     $ 54.7    $ 200.4
                                                                                ======       ======     ======    =======
Denominator:
    Denominator for basic earnings (loss) per share - weighted
       average shares                                                             70.3         70.3       70.4       69.6
    Effect of dilutive securities:
       Dilutive stock options outstanding                                           --          0.6         --        0.8
       Nonvested stock                                                              --          0.2        0.2        0.2
       Conversion of Series C preferred stock                                       --          1.4        1.3        1.4
       Conversion of Company-obligated mandatorily redeemable securities            --         11.2         --       11.2
       Contingently issuable shares of common stock                                 --           --        6.0         --
       Conversion of Series E preferred stock                                       --           --         --        0.6
                                                                                ------       ------     ------    -------

       Denominator for dilutive earnings per share adjusted
          weighted average shares and assumed conversions                         70.3         83.7       77.8       83.8
                                                                                ======       ======     ======    =======

Basic earnings (loss) per share before extraordinary items and cumulative
    effect of change in accounting for costs of start-up activities             $ (.12)      $  .99     $  .78    $  3.12
                                                                                ======       ======     ======    =======
Basic earnings (loss) per share after extraordinary items and cumulative
    effect of change in accounting for costs of start-up activities             $ (.12)      $  .99     $  .78    $  2.60
                                                                                ======       ======     ======    =======
Diluted earnings (loss) per share before extraordinary items and cumulative
    effect of change in accounting for costs of start-up activities             $ (.12)      $  .91     $  .70    $  2.82
                                                                                ======       ======     ======    =======
Diluted earnings (loss) per share after extraordinary items and cumulative
    effect of change in accounting for costs of start-up activities             $ (.12)      $  .91     $  .70    $  2.39
                                                                                ======       ======     ======    =======

Quarterly dividends of $0.0025 per common share were declared for the quarters ended September 30, 2000 and 1999, respectively.

5.   COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is summarized as follows (in millions of dollars):

                                                                   Three Months Ended               Nine Months Ended
                                                                     September 30                     September 30
                                                                  ----------------------          ---------------------
                                                                   2000            1999            2000           1999
                                                                  --------      --------          ------        -------

Net Earnings (Loss)                                               $  (7.6)     $   70.1        $   56.2        $183.0
Other Comprehensive Income (Loss)
   Foreign currency translation adjustment, net of tax              (67.0)         41.9          (220.1)        (47.8)
   Unrealized gain/(loss) on investments, net of tax                 (0.1)          0.3            (0.5)          1.0
                                                                   ------       -------          ------         -----
      Total Comprehensive Loss                                    $ (74.7)     $  112.3        $ (163.4)       $136.2
                                                                   ======       =======          ======         =====

6.   INVENTORIES

Inventories consisted of the following (in millions of dollars):

                                            September 30,        December 31,
                                               2000                 1999
                                            ------------         ----------
Finished products                              $608.5               $638.9
Work-in-process                                 141.3                133.1
Raw materials                                   157.1                138.1
                                                -----                -----
                                                906.9                910.1

Reserve for inventory valuation                 (33.8)               (26.5)
                                                -----                -----
                                               $873.1               $883.6
                                                =====                =====


7.   DEBT

The Company is currently in compliance with all of its debt covenants. At December 31, 2000, one of the Company's financial covenants becomes more restrictive, and it is possible that the Company will not be in compliance with this covenant. The Company is working on various alternatives with its Bank Group and fully expects to be in compliance with future debt covenants as they become effective.


8.   OPERATIONS BY INDUSTRY SEGMENT

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

Divested Activities include the historical operating results of certain divested operations in South Africa, Italy, and the UK.

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


                                                       Three Months Ended                         Nine Months Ended
                                                           September 30                               September 30
                                                      --------------------------               --------------------------
                                                          2000             1999                   2000              1999
                                                      ----------      ----------               ----------        --------
Net Sales:
     Powertrain Systems                                 $  548            $  611                   $1,809          $1,811
     Sealing Systems, Visibility and
        Systems Protection Products                        421               460                    1,376           1,426
     Brake, Chassis, Ignition and Fuel Products            459               498                    1,472           1,608
     Divested Activities                                     -                15                        8              68
                                                        ------            ------                   ------          ------
         Total                                          $1,428            $1,584                   $4,665          $4,913
                                                        ======            ======                   ======          ======

                                                       Three Months Ended                         Nine Months Ended
                                                           September 30                               September 30
                                                      --------------------------               --------------------------
                                                          2000              1999                   2000              1999
                                                      ---------        ---------               ----------         -------
Operational EBIT:
     Powertrain Systems                                 $   23            $   56                   $  136          $  192
     Sealing Systems, Visibility and
        Systems Protection Products                         37                75                      166             241
     Brake, Chassis, Ignition and Fuel Products             35                79                      159             225
     Divested Activities                                     -                 1                        2               3
                                                        ------            ------                   ------          ------
         Total                                          $   95            $  211                   $  463          $  661
                                                        ======            ======                   ======          ======

                                                       Three Months Ended                         Nine Months Ended
                                                           September 30                               September 30
                                                      --------------------------               --------------------------
                                                          2000              1999                   2000              1999
                                                      ----------      ----------               ----------        --------
Reconciliation:
     Total Segments Operational EBIT                    $   95            $  211                   $  463          $  661
     Net interest and other financing costs                (84)              (77)                    (244)           (234)
     Acquisition related costs                              --               (13)                      --             (48)
      Restructuring, impairment and other
         special charges                                   (13)               (8)                     (92)             (8)
                                                        ------            ------                   ------          ------
     Earnings (loss) before income taxes,
        extraordinary items and cumulative
        effect of change in accounting principle        $   (2)           $  113                   $  127          $  371
                                                        ======            ======                   ======          ======

9.  CONSOLIDATING CONDENSED FINANCIAL INFORMATION OF GUARANTOR
    SUBSIDIARIES

Certain subsidiaries of the Company (as listed below, collectively the "Guarantor Subsidiaries") have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company's Senior Credit Agreement with The Chase Manhattan Bank, NA, ("Chase").

Guarantor Subsidiaries:
----------------------

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

In 1999, the guarantor and non-guarantor subsidiaries recorded annual inter-company interest expense and the related inter-company interest income on a certain inter-company loan in the fourth quarter of 1999. In 2000, such inter-company interest expense and income has been recorded quarterly. The Company has restated the guarantor and non-guarantor subsidiaries consolidating statements of operations and cash flows for the three and nine month periods ended September 30, 1999 to include the related interest expense/income for each period. Such restatements has no effect on the consolidated result of the Company for such periods. Intercompany interest income for the guarantor subsidiaries increased by $29.3 million and $87.9 million for the three and nine months ended September 30, 1999, with a corresponding increase in inter-company interest expense for the non-guarantor subsidiaries for the same periods. Inter-company interest income and interest expense is included in other (income) expense, net in the financial statements. Similarly, in the first and second quarters of 1999, inter-company interest income for the Guarantor Subsidiaries increased by $29.3 million ($18.5 million net of tax) for each of the quarters, with a corresponding increase in inter-company interest expense for the non-guarantor subsidiaries for the same periods.

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended September 30, 2000
(Millions of Dollars)

                                                    (Unconsolidated)
                                    ---------------------------------------------
                                                   Guarantor        Non-Guarantor
                                     Parent      Subsidiaries       Subsidiaries       Eliminations      Consolidated
                                    --------     ------------       -------------      ------------      ------------
Net sales                             $345.8      $  359.0              $893.4            $(170.3)          $1,427.9
Cost of products sold                  275.5         263.0               721.0             (170.3)           1,089.2
                                       -----       -------             -------             -------           -------
   Gross margin                         70.3          96.0               172.4                  -              338.7
Selling, general and
   administrative expenses              92.7          33.2                84.6                  -              210.5
Amortization of goodwill
   and other intangible assets           5.4           7.0                18.8                  -               31.2
Restructuring charge                     3.1           2.5                 3.0                  -                8.6
Adjustment of assets held for
    sale and other long-lived
    assets to fair value                   -             -                 4.6                                   4.6
Interest expense, net                   71.9           0.3                 1.2                  -               73.4
International currency
    exchange losses                      1.6           1.4                 0.3                  -                3.3
Other (income) expense, net            (68.2)        (31.9)              108.7                  -                8.6
                                      ------       -------            --------            -------            -------

    Earnings (loss) before
       income taxes                    (36.2)         83.5               (48.8)                 -               (1.5)

Income tax expense (benefit)           (13.4)         30.9               (11.4)                 -                6.1
                                      ------       -------            --------            -------            -------

      Net earnings (loss)              (22.8)         52.6               (37.4)                 -               (7.6)

Equity in earnings (loss)
      of subsidiaries                   15.2          63.7                   -              (78.9)                 -
                                      ------       -------            --------             ------            -------

      Net Earnings (Loss)            $  (7.6)     $  116.3           $   (37.4)           $ (78.9)          $   (7.6)
                                      ======       =======            ========             ======            =======

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended September 30, 1999
(Millions of Dollars)

                                                    (Unconsolidated)
                                    ---------------------------------------------
                                                   Restated          Restated
                                                   Guarantor        Non-Guarantor
                                     Parent      Subsidiaries       Subsidiaries       Eliminations      Consolidated
                                    --------     ------------       -------------      ------------      ------------
Net sales                            $ 265.7        $389.9           $ 1,054.0            $(126.1)         $ 1,583.9
Cost of products sold                  155.4         268.9               844.5             (126.1)           1,142.7
                                      ------         -----            --------             ------           --------
   Gross margin                        110.3         121.0               209.9                  -              441.2
Selling, general and
   administrative expenses              79.4          31.1                90.6                  -              201.1
Amortization of goodwill
   and other intangible assets           2.1          15.6                12.8                  -               30.5
Adjustment of assets held for
   sale and other long-lived
   assets to fair value                  7.9             -                   -                  -                7.9
Integration costs                        9.1           2.3                 1.8                  -               13.2
Interest expense, net                   64.6           0.3                 2.3                  -               67.2
International currency
    exchange (gains) losses              1.1          (0.9)                0.6                  -                0.8
Other (income) expense, net              8.7         (20.9)               19.6                  -                7.4
                                      ------        ------            --------             ------           --------

    Earnings (loss) before
       income taxes                    (62.6)         34.9               140.8                  -              113.1

Income tax expense (benefit)           (23.1)         12.9                53.2                  -               43.0
                                      ------        ------            --------             ------           --------

      Net earnings (loss)              (39.5)         22.0                87.6                  -               70.1

Equity in earnings
      of subsidiaries                  109.6          55.7                   -             (165.3)                 -
                                      ------        ------            --------             ------           --------

      Net Earnings                   $  70.1       $  77.7           $    87.6            $(165.3)         $    70.1
                                      ======        ======            ========             ======           ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Nine Months Ended September 30, 2000
(Millions of Dollars)

                                                             (Unconsolidated)
                                        ---------------------------------------------
                                                       Guarantor        Non-Guarantor
                                         Parent      Subsidiaries       Subsidiaries        Eliminations     Consolidated
                                        --------     ------------       -------------       ------------     ------------
Net sales                              $ 1,130.1        $1,149.1         $2,945.4             $(559.8)           $4,664.8
Cost of products sold                      867.9           821.9          2,352.4              (559.8)            3,482.4
                                        --------         -------          -------              ------             -------
   Gross margin                            262.2           327.2            593.0                   -             1,182.4
Selling, general and
   administrative expenses                 263.2           102.9            263.3                   -               629.4
Amortization of goodwill
   and other intangible assets              15.6            20.6             57.5                   -                93.7
Restructuring charge                         5.9            12.9             58.5                   -                77.3
Adjustment of assets held for
    sale and other long-lived
    assets to fair value                       -             4.8              9.8                                    14.6
Interest expense, net                      205.9             0.7              6.9                   -               213.5
International currency
   exchange (gains) losses                   2.1             0.4             (1.2)                  -                 1.3
Other (income) expense, net                 33.3           (72.7)            64.8                   -                25.4
                                        --------         -------         --------              ------             -------

      Earnings (loss) before income
         taxes                            (263.8)          257.6            133.4                   -               127.2

Income tax expense (benefit)               (97.6)           95.3             73.3                   -                71.0
                                        --------         -------         --------              ------             -------

       Net earnings (loss)                (166.2)          162.3             60.1                   -                56.2

Equity in earnings
    of subsidiaries                        222.4           232.4                -              (454.8)                  -
                                        --------         -------         --------              ------             -------

       Net Earnings                    $    56.2        $  394.7        $    60.1             $(454.8)           $   56.2
                                        ========         =======         ========              ======             =======

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Nine Months Ended September 30, 1999
(Millions of Dollars)

                                                     (Unconsolidated)
                                      ----------------------------------------------
                                                    Restated            Restated
                                                    Guarantor        Non-Guarantor
                                       Parent      Subsidiaries       Subsidiaries        Eliminations     Consolidated
                                      --------     ------------     ----------------      ------------     ------------
Net sales                             $  924.3    $    1,299.5      $   2,950.6           $  (261.2)       $    4,913.2
Cost of products sold                    577.7           920.0          2,303.4              (261.2)            3,539.9
                                      --------    ------------      -----------           ---------         -----------
   Gross margin                          346.6           379.5            647.2                   -             1,373.3
Selling, general and
   administrative expenses               257.5           111.2            269.6                   -               638.3
Amortization of goodwill
   and other intangible assets             5.5            29.4             59.5                   -                94.4
Adjustment of assets held for
   sale and other long-lived
   assets to fair value                    7.9               -                -                   -                 7.9
Integration costs                         13.6             6.2             16.8                   -                36.6
Interest expense, net                    194.9             0.1              9.6                   -               204.6
International currency
   exchange losses                         1.0             1.7              0.8                   -                 3.5
Other (income) expense, net              (20.2)          (62.3)           100.0                   -                17.5
                                      --------    ------------      -----------           ---------         -----------

     Earnings (loss) before income
        taxes, extraordinary
        item and cumulative
        effect of change in
        accounting principle            (113.6)          293.2            190.9                   -               370.5

Income tax expense (benefit)              (7.5)          108.5             50.7                   -               151.7
                                      --------    ------------      -----------           ---------         -----------

     Earnings (loss) before
        extraordinary item and
        cumulative effect of change
        in accounting principle         (106.1)          184.7            140.2                   -               218.8

Extraordinary item - loss on
   early retirement of debt, net
   of applicable income tax
   benefit                                23.1               -                -                   -                23.1

Cumulative effect of change in
   accounting for costs of start-up
   activities, net of applicable
   income tax benefit                     12.7               -                -                   -                12.7
                                      --------    ------------      -----------           ---------         -----------

       Net earnings (loss)              (141.9)          184.7            140.2                   -               183.0

Equity in earnings
    of subsidiaries                      324.9           168.0                -              (492.9)                  -
                                      --------    ------------      -----------           ---------         -----------

       Net Earnings                   $  183.0    $      352.7      $     140.2           $  (492.9)        $     183.0
                                      ========    ============      ===========           =========         ===========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
September 30, 2000
(Millions of Dollars)

                                                       (Unconsolidated)
                                   -----------------------------------------------
                                                    Guarantor        Non-Guarantor
                                     Parent       Subsidiaries       Subsidiaries      Eliminations     Consolidated
                                   ---------      ------------       -------------     -----------      -------------
ASSETS
Cash and equivalents                $   58.9        $    65.9      $      (69.0)     $           -         $     55.8
Accounts receivable                     27.5             67.2             431.3                  -              526.0
Investment in accounts
   receivable securitization               -                -             258.2                  -              258.2
Inventories                            145.9            325.1             402.1                  -              873.1
Prepaid expenses and
    income tax benefits                223.2             80.0              13.8                  -              317.0
                                    --------         --------         ---------          ---------           --------
      Total current assets             455.5            538.2           1,036.4                  -            2,030.1
Property, plant & equipment,net        292.5            548.4           1,550.3                  -            2,391.2
Goodwill                               588.4            790.3           1,900.7                  -            3,279.4
Other intangible assets                 30.4            359.7             345.0                  -              735.1
Investment in subsidiaries           5,075.0          1,840.2                 -           (6,915.2)                 -
Intercompany accounts, net            (785.0)         1,735.5            (950.5)                 -                  -
Asbestos-related insurance
   recoverable                             -            325.4               6.6                  -              332.0
Other noncurrent assets                247.2             13.7             392.1                  -              653.0
                                    --------         --------         ---------          ---------           --------
      Total Assets                  $5,904.0         $6,151.4         $ 4,280.6          $(6,915.2)          $9,420.8
                                    ========         ========         =========          =========           ========

LIABILITIES
Short-term debt, including
   current portion of
   long-term debt                   $   74.5         $     -          $    74.4          $       -           $  148.9
Accounts payable                       126.3            151.6             209.1                  -              487.0
Accrued compensation                    25.2             21.6             116.4                  -              163.2
Restructuring and
   rationalization reserves              6.1             13.2              58.5                  -               77.8
Current portion of
   asbestos liability                      -                -             330.0                  -              330.0
Income taxes payable                     0.2             19.7              49.2                                  69.1
Other accrued liabilities               86.8             58.1             228.5                  -              373.4
                                    --------         --------         ---------          ---------           --------
      Total current liabilities        319.1            264.2           1,066.1                  -            1,649.4
Long-term debt                       3,299.9              0.3              29.6                  -            3,329.8
Long-term portion of
   asbestos liability                      -            387.7             542.1                  -              929.8
Postemployment benefits                132.0            208.2             283.1                  -              623.3
Other accrued liabilities              315.7             27.6             130.5                  -              473.8
Minority interest in
   consolidated subsidiaries            56.7              2.0               0.1                  -               58.8
Company-obligated mandatorily
   redeemable preferred securities
   of subsidiary trust holding
   solely convertible subordinated
   debentures of the Company               -                -             575.0                  -              575.0
Shareholders' equity                 1,780.9          5,261.4           1,653.8           (6,915.2)           1,780.9
                                    --------         --------         ---------          ---------           --------
      Total Liabilities and
         Shareholders' Equity       $5,904.0         $6,151.4         $ 4,280.3          $(6,915.2)          $9,420.8
                                    ========         ========         =========          =========           ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
December 31, 1999
(Millions of Dollars)

                                                       (Unconsolidated)
                                   -----------------------------------------------
                                                    Guarantor        Non-Guarantor
                                    Parent        Subsidiaries       Subsidiaries       Eliminations     Consolidated
                                   ---------      ------------       -------------      ------------     ------------
ASSETS
Cash and equivalents                $   54.1         $   20.3         $    (9.9)         $       -           $   64.5
Accounts receivable                     18.1             73.3             423.2                  -              514.6
Investment in accounts
   receivable securitization               -                -             232.2                  -              232.2
Inventories                            187.9            328.0             367.7                  -              883.6
Prepaid expenses and
    income tax benefits                100.8            121.2             109.6                  -              331.6
                                    --------         --------         ---------          ---------           --------
      Total current assets             360.9            542.8           1,122.8                  -            2,026.5
Property, plant & equipment,net        292.9            619.7           1,591.1                  -            2,503.7
Goodwill                               558.4            810.9           2,178.5                  -            3,547.8
Other intangible assets                 38.4            396.0             361.9                  -              796.3
Investment in subsidiaries           4,912.7          1,641.8                 -           (6,554.5)                 -
Intercompany accounts, net            (498.3)         1,821.3          (1,323.0)                 -                  -
Asbestos-related insurance
   recoverable                             -            325.9                 -                  -              325.9
Other noncurrent assets                233.2             53.1             458.7                  -              745.0
                                    --------         --------         ---------          ---------           --------
      Total Assets                  $5,898.2         $6,211.5         $ 4,390.0          $(6,554.5)          $9,945.2
                                    ========         ========         =========          =========           ========

LIABILITIES
Short-term debt, including
   current portion of
   long-term debt                   $  127.7         $    6.0         $    57.1          $       -           $  190.8
Accounts payable                       152.8            152.0             317.1                  -              621.9
Accrued compensation                    46.3             28.5             108.1                  -              182.9
Restructuring and
   rationalization reserves                -                -              46.0                  -               46.0
Current portion of
   asbestos liability                      -                -             180.0                  -              180.0
Income taxes payable                    16.0             12.2              44.1                                  72.3
Other accrued liabilities              151.9             85.7             251.1                  -              488.7
                                    --------         --------         ---------          ---------           --------
      Total current liabilities        494.7            284.4           1,003.5                  -            1,782.6
Long-term debt                       2,977.0                -              43.0                  -            3,020.0
Long-term portion of
   asbestos liability                      -            408.9             926.4                  -            1,335.3
Postemployment benefits                188.0            219.7             254.2                  -              661.9
Other accrued liabilities              157.2            162.8             134.9                  -              454.9
Minority interest in
   consolidated subsidiaries             6.1              2.1              32.1                  -               40.3
Company-obligated mandatorily
   redeemable preferred securities
   of subsidiary trust holding
   solely convertible subordinated
   debentures of the Company               -                -             575.0                  -              575.0
Shareholders' equity                 2,075.2          5,133.6           1,420.9           (6,554.5)           2,075.2
                                    --------         --------         ---------          ---------           --------
      Total Liabilities and
         Shareholders' Equity       $5,898.2         $6,211.5         $ 4,390.0          $(6,554.5)          $9,945.2
                                    ========         ========         =========          =========           ========

Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 2000
(Millions of Dollars)

                                        (Unconsolidated)
                               -----------------------------------
                                         Guarantor   Non-Guarantor
                                Parent  Subsidiaries Subsidiaries  Consolidated
                                ------  ------------ ------------  ------------
Net Cash Provided From
 (Used By) Operating
 Activities                    $(130.4)    $ 159.1     $(107.3)      $ (78.6)

Expenditures for property,
 plant and equipment and
 other long-term assets, net      (4.1)      (40.7)     (184.6)       (229.4)
Proceeds from sales of
 businesses                        0.8           -        60.1          60.9
Other                                -           -        (3.4)         (3.4)
                               -------     -------     -------       -------
 Net Cash Used By
  Investing Activities            (3.3)      (40.7)     (127.9)       (171.9)

Proceeds from issuance
  of long-term debt              485.0           -           -         485.0
Principal payments on long-
  term debt                     (162.1)       (0.2)       (5.8)       (168.1)
Increase (decrease) in short-
  term debt                      (49.3)       (6.0)       28.4         (26.9)
Change in intercompany
  accounts                        (8.7)      (66.6)       75.3             -
Investment in accounts
  receivable securitization      (46.9)          -           -         (46.9)
Dividends                         (3.1)          -           -          (3.1)
Other                             (3.3)          -         5.1           1.8
                               -------     -------     -------       -------
 Net Cash Provided From
  (Used By) Financing
  Activities                     211.6       (72.8)      103.0         241.8
                               -------     -------     -------       -------

 Net Increase (Decrease)
  in Cash                      $  77.9     $  45.6     $(132.2)      $   8.7
                               =======     =======     =======       =======

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 1999
(Millions of Dollars)

                                          (Unconsolidated)
                                ----------------------------------
                                         Restated      Restated
                                         Guarantor   Non-Guarantor
                                 Parent Subsidiaries Subsidiaries  Consolidated
                                 ------ ------------ ------------  ------------

Net Cash Provided From
 (Used By) Operating
 Activities                    $  (55.6)   $ 229.5      $ 120.7      $  294.6

Expenditures for property,
 plant and equipment
 and other long-term assets       (46.1)     (46.0)      (198.0)       (290.1)
Proceeds from sale of
 business investments               3.9          -         33.5          37.4
Business acquisitions, net of
 cash acquired                    (97.0)      (1.9)      (271.8)       (370.7)
                               --------    -------      -------      --------
 Net Cash Used By

   Investing Activities          (139.2)     (47.9)      (436.3)       (623.4)

Issuance of common stock            1.2          -            -           1.2
Proceeds from issuance

  of long-term debt             2,123.0          -            -       2,123.0
Principal payments on long-
  term debt                    (1,990.5)      (0.9)       (23.5)     (2,014.9)
Increase (decrease) in short-
  term debt                        10.9       (1.9)       (30.7)        (21.7)
Fees paid for debt issuance
  and other securities            (25.5)         -            -         (25.5)
Change in intercompany
 accounts                        (149.6)    (133.2)       282.8             -
Investment in accounts
  receivable securitization       261.1          -            -         261.1
Dividends                          (3.4)         -            -          (3.4)
Other                              (3.3)         -            -          (3.3)
                               --------    -------      -------      --------
  Net Cash Provided From
   (Used By) Financing

   Activities                     223.9     (136.0)       228.6         316.5
                               --------    -------      -------      --------

  Net Increase (Decrease)
   in Cash                     $   29.1    $  45.6     $  (87.0)     $  (12.3)
                               ========    =======      =======      ========

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

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

During the first quarter of 2000, the Board of Directors of the Company approved, and the Company has begun to implement, a global restructuring plan. The primary purposes of this plan are to improve the Company's cost structure and drive out non-productive assets. As a result of this plan, the Company may incur restructuring charges up to $120 million, an additional $120 million in incremental expenses and capital expenditures and may incur up to $35 million of non-cash asset write-downs. The Company will record these charges as specific actions are finalized over the next two years related to the plan. During 2000, the Company recorded pre-tax charges of $77.3 million for restructuring and $14.6 million to adjust certain assets associated with the restructuring to their fair value.

The significant activities that are part of the 2000 plan are as follows:

         Consolidation of European Operations: The Company has developed plans to take advantage of opportunities to achieve synergies in and consolidate activities of its European operations. As part of these plans, four of its manufacturing facilities will be closed or consolidated and the operations that were being performed within these facilities will be moved to other European locations. The Company will also sever approximately 1,200 employees, comprised of 1,650 reductions associated with facility closings offset by 450 necessary new hires in new or expanded facilities.

         Consolidation of North American and Latin American Operations: The Company has implemented a plan to consolidate certain manufacturing, distribution, and administrative functions in North American and Latin America. As a result of these plans the Company will close or consolidate 36 facilities and the operations that were being performed within these facilities will be moved to other North American and Latin American locations. The Company will also sever approximately 1,400 employees, comprised of 2,300 reductions associated with facility closings offset by 900 necessary new hires in new or expanded facilities.

For more details relating to the restructuring charge and the asset write-downs, see Note 2 of the Company's Condensed Consolidated Financial Statements. The Company has excluded the impact of the restructuring and other charges from the following management's discussion and analysis, unless otherwise noted. The Company's management believes that the results of operations before these charges are the most meaningful representation of the Company's performance for the periods presented.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operation (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Net Sales

Net sales for the third quarter of 2000 were $1,427.9 million compared to $1,583.9 million in the same 1999 quarter. The 10% decrease in net sales is primarily attributable to the effects of foreign exchange from European operations of $62 million, decreases in global aftermarket sales of approximately 7% and decreases in global OE sales of approximately 4%. In addition the Company divested of its OCS Filter and Bertolotti businesses in the second quarter of 2000 and third quarter of 1999, respectively.

Powertrain Systems sales were $548 million for the third quarter of 2000 compared to $617 million for the same 1999 quarter. Sales decreased 11% from 1999 to 2000 primarily due to the effects of foreign exchange mentioned above, lower aftermarket sales due to an overall decrease in the engine parts market size due to continuing improvement in OE quality and the divestiture of the Company's OCS filter business in the second quarter of 2000, and. These decreases were partially off set by net new business recorded during the quarter.

Sealing Systems, Visibility and Systems Protection Products sales were $421 million for the third quarter of 2000 compared to $461 million for the same 1999 quarter. Sales decreased 9% from 1999 to 2000 primarily due to the effects of foreign exchange mentioned above, the North American aftermarket branch network consolidations and lower aftermarket sales due to an overall decrease in the replacement parts market size due to continuing improvement in OE quality. These decreases were partially offset by net new business recorded during the quarter.

Brake, Chassis, Ignition, and Fuel Products sales were $459 million for the third quarter of 2000 compared to $506 million for the same 1999 quarter. Sales decreased 9% from 1999 to 2000 primarily due to the effects of foreign exchange mentioned above, the North American aftermarket branch network consolidations, lower aftermarket sales due to an overall decrease in the repair parts market size due to continuing improvement in OE quality and the divestiture of the Company's Bertolotti business in the third quarter of 1999. These decreases were partially offset by net new business recorded during the quarter.

Gross Margin

Gross margin for the third quarter of 2000 was $338.7 million compared to $441.2 million in the same 1999 quarter. The 23% decrease in gross margin is primarily attributable to changes in volume, mix, the effects of foreign exchange and certain productivity and inflationary issues. The decreased aftermarket and OE volumes mentioned above reduced gross margin approximately $26 million from 1999. Changes in the mix from aftermarket to OE business reduced margins approximately $9 million.

OE business was 55% for the three months ended September 30, 2000 compared to 54% in the same 1999 period. The effects of foreign exchange decrease margin by approximately $15 million from 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent of net sales increased to 14.7% for the third quarter of 2000 compared to 12.7% for the same 1999 quarter. Management attributes this increase to higher employee-related, medical, and certain one-time transaction costs, partially offset by recent cost saving actions. The majority of the Company's SG&A costs are fixed over the short-term and the Company is not able to take out these costs commensurate with sales declines.

Integration Costs

The Company recognized $13.2 million of integration costs in the third quarter of 1999 in connection with the acquisitions of T&N, Cooper Automotive and Fel-Pro. These expenses included such one-time items as brand integration, costs to pack and move productive inventory and fixed assets from one location to another and costs to change the identity of entities acquired.

Interest Expense

Interest expense was $74.2 million for the third quarter of 2000 compared to $68.0 million for the same 1999 quarter. The increase is attributable to increased interest rates on the Company's variable rate senior credit agreements and additional borrowings on the Company's variable rate revolver.

Income Tax Expense

The effective tax rate was higher in the third quarter of 2000 compared to the same 1999 quarter. The increase in the effective tax rates for the third quarter of 2000 is primarily related to the effect of non-deductible goodwill amortization at lower pre-tax income levels and foreign tax rate variances and also rate differentials on restructuring and impairment charges in the first and third quarters of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

Net Sales

Net sales for the nine months ended September 30, 2000 were $4,664.8 million compared to $4,913.2 million for the same 1999 period. The 5% decrease in net sales is primarily attributable to the effects of foreign exchange from European operations of $195 million and decreases in global aftermarket sales of approximately 6%. In addition the Company divested of its heat transfer, Bertolotti, and OCS Filter businesses in the second and third quarter of 1999 and second quarter of 2000, respectively, and the had a loss of a major aftermarket customer in the second quarter of 1999. These decreases were partially offset by net new business recorded during the first nine months of 2000, increases in global OE sales of approximately 3% and the full year effect of the Company's 1999 Alcan acquisition.

Powertrain Systems sales were $1,810 million for the nine months ended September 30, 2000 compared to $1,834 million for the same 1999 period. Sales decreased 1% from 1999 to 2000 primarily due to effects of foreign exchange mentioned above, lower aftermarket sales due to an overall decrease in the engine parts market size due to continued improvement in OE quality and the divestiture of the Company's OCS Filter business in the second quarter of 2000. The decreases were primarily offset by the full-year effect of the Company's 1999 Alcan acquisition and net new business recorded in the first nine months of 2000.

Sealing Systems, Visibility and Systems Protection Products sales were $1,376 million for the nine months ended September 30, 2000 compared to $1,427 million for the same 1999 period. Sales decreased 4% from 1999 to 2000 primarily due to the effects of foreign exchange mentioned above, the North American aftermarket branch network consolidations and lower aftermarket sales due to an overall decrease in the replacement parts market size due to continued improvement in OE quality. These decreases were offset by net new business recorded during the period.

Brake, Chassis, Ignition, and Fuel Products sales were $1,478 million for the nine months ended September 30, 2000 compared to $1,653 million for the same 1999 period. Sales decreased 11% from 1999 to 2000 primarily due to the effects of foreign exchange mentioned above, the North American aftermarket branch network consolidations, lower aftermarket sales due to an overall decrease in the repair parts market size due to continued improvement in OE quality and the loss of a major aftermarket customer in the second quarter of 1999. In addition to these decreases were the divestitures of the Company's heat transfer and Bertolotti businesses in the second and third quarters of 1999, respectively. These decreases were partially offset by net new business recorded during the period.

Gross Margin

Gross margin for the nine months ended September 30, 2000 was $1,182.4 million compared to $1,373.3 million in the same 1999 period. The 14% decrease in gross margin is primarily attributable to changes in volume, mix, the effects of foreign exchange and certain productivity and inflationary issues. The decreased aftermarket and OE volumes and changes in the mix from aftermarket to OE business mentioned above reduced gross margin approximately $27 million from 1999. OE business was 55% for the nine months ended September 30, 2000 compared to 54% in the same 1999 period. The effects of foreign exchange decrease margin by approximately $55 million from 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as percent of net sales increased to 13.5% for the nine months ended September 30, 2000 compared to 13.0% for the same 1999 period. While this percentage has increased the overall costs have decreased which Management attributes to lower sales and the benefits of prior restructuring actions. The majority of the Company's SG&A costs are fixed over the short-term and the Company is not able to take out these costs commensurate with sales declines.

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

Interest Expense

Interest expense for the nine months ended September 30, 2000 was $216.6 million compared to $207.4 million for the same 1999 period. The increase is attributable to the full year effect of the 1999 bonds, increased interest rates on the Company's variable rate senior credit agreements and additional borrowings on the Company's variable rate revolver.

Income Tax Expense

The effective tax rate was higher for the nine months ended September 30, 2000 compared to the same 1999 period. The increase in the effective tax rates for 2000 is primarily related to the effect of non-deductible goodwill amortization at lower pre-tax income levels and foreign tax rate variances and also rate differentials on restructuring and impairment charges in the first and third quarters of 2000.

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

As of September 30, 2000, the Company had $1.1 billion outstanding under the primary credit facilities, and approximately $576 million available to borrow on these facilities. In addition to debt outstanding under the primary credit facilities, the Company had $2.3 billion of debt, including short-term borrowings, outstanding as of September 30, 2000, consisting primarily of $125 million of senior notes due 2007, $2.0 billion of senior notes due between 2004 and 2010, $104 million of medium term notes due between 2001 and 2005 and approximately $114 million in other borrowings.

The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign jurisdictions. The Company manufactures and sells its products in North America, Europe, South America, Africa and Asia. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are primarily exposed to changes in exchange rates between the US dollar and European currencies.

As currency exchange rates change, translation of the statements of operation of the Company's international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity for the Company's foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the US Dollar as the functional currency. The Company's equity was reduced, net of tax, by $67.0 million and $220.1 million during the three and nine months ended September 30, 2000, respectively, primarily due to cumulative translation adjustments resulting from the strong US dollar.

Cash Flow Provided From Operating Activities

Cash flow used by operating activities was $78.6 million for the nine months ended September 30, 2000. Cash flow usages resulted primarily from an increase in accounts receivable of $42.9 million, increases in inventories of $41.8 million, decreases in accounts payable of $112.0 million, and payments related to restructuring/rationalization reserves and asbestos of $42.8 million and $234.7 million, respectively. These usages were partially offset by cash generated from net earnings.

Cash Flow Used By Investing Activities

Cash flow used by investing activities was $171.9 million for the nine months ended September 30, 2000. Capital expenditures of $229.4 million were made for property, plant and equipment to implement process improvements, manufacturing capacity and maintenance improvements, information technology, integration of acquired businesses and new product introductions. These usages were offset by proceeds from the sale of businesses of $60.9 million.

Cash Flow Provided From Financing Activities

Cash flow provided from financing activities was $241.8 million for the nine months ended September 30, 2000, primarily arising from proceeds of $485.0 million from borrowings under long-term debt arrangements offset primarily by principal payments on long-term debt of $199.0 million.

Outlook

The Company believes that it has adequate financial resources and sufficient credit facilities to meet its current working capital needs. Sources of the Company's working capital include cash generated by its operations, its mulitcurrency revolving credit facility and other credit lines. During the remainder of 2000, management anticipates that working capital requirements will be funded with internally generated funds and previously mentioned credit facilities. The Company is currently in compliance with all of its debt covenants. At December 31, 2000, one of the Company's financial covenants becomes more restrictive, and it is possible that the Company will not be in compliance with this covenant. The Company is working on various alternatives with its Bank Group and fully expects to be in compliance with future debt covenants as they become effective.


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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk
         ----------------------------------------------------------

There have been no significant changes since year-end.

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
        -----------------

        (a) Contingencies. Note 3 to the Consolidated Condensed Financial Statements, "Asbestos Liability and Legal Proceedings", which is included in Part I of this report, is incorporated herein by reference.

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

        (a)  Exhibits:

              3.1 The Company's By-laws, as amended on October 23, 2000

             10.1 Amended and Restated Domestic Pledge Agreement dated as of
                  February 24, 1999, in favor of First Union National Bank, as Trustee.

             27   Financial Data Schedule

        (b)  Reports on Form 8-K:

             The Company filed a Current Form 8-K, dated September 19, 2000, disclosing that (i) Richard A. Snell resigned his position as Chairman of the Board, Chief Executive Officer and President of the Company, and (ii) Robert S. Miller, a member of the Board of Directors, will serve as Chairman and Interim Chief Executive Officer.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FEDERAL-MOGUL CORPORATION


                        By:  /s/ G. Michael Lynch
                           -----------------------------
                                 G. Michael Lynch
             Executive Vice President and Chief Financial Officer,
                          Principal Financial Officer

                        By:  /s/ Michael L. Pape
                           -----------------------------
                                 Michael L. Pape
                        Vice President and Controller,
                           Chief Accounting Officer


Dated: October 30, 2000