Form 10-K
period 2000-12-31
FEDERAL MOGUL CORP
filed 2001-03-23
CIK 34879

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

                  For the fiscal year ended December 31, 2000

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

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $218.5 million as of March 21, 2001 based on the reported last sale price as published for the New York Stock Exchange-- Composite Transactions for such date.

   The Registrant had 70,619,319 shares of common stock outstanding as of March 21, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A in April 2001, are incorporated by reference in
Part III (Items 10, 11, 12 and 13) of this Report.

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

   Forward-looking statements include financial projections, estimates and statements regarding plans, objectives and expectations of Federal-Mogul and its management, including, without limitation, plans to implement the previously announced restructuring initiatives relating to manufacturing and warehouse facilities and the Company's six global initiatives (Aftermarket Rationalization, Facility Rationalization, Shared Services, Constraint Management, Supply Chain Management and Investment Strategy,), plans to address the issues related to the conversion to the Euro, and the scope of the effect of T&N, Abex and Wagner asbestos liabilities.

   Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Federal-Mogul to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, without limitation, fluctuation in demand for both original equipment and replacement components in the automotive, heavy-duty vehicular and industrial markets, as well as certain global and regional economic conditions, including, without limitation, the effects of world wide currency fluctuations, asbestos and other factors detailed herein and from time to time in the documents incorporated by reference herein. Moreover, Federal-Mogul's plans, objectives and intentions are subject to change based on these and other factors, some of which are beyond Federal-Mogul's control.

                                    PART I

Item 1. Business.

Overview

   Federal-Mogul Corporation founded in 1899 and incorporated in Michigan in 1924 (referred to herein as "Federal-Mogul" or the "Company"), is an automotive parts manufacturer providing innovative solutions and systems to global customers in the automotive, small engine, heavy-duty and industrial markets. The Company manufactures engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, sintered products, sealing systems, fuel systems, wipers, lighting, ignition, brake, friction and chassis products. The Company's principal customers include many of the world's original equipment ("OE") manufacturers of such vehicles and industrial products. The Company also manufactures and supplies its products and related parts to the aftermarket.

   The Company has pursued a growth strategy focusing on its core competencies of manufacturing and engineering by concentrating efforts and resources on core business segments that will provide long-term growth. Federal-Mogul has made a commitment to expand its manufactured products to offer OE customers systems and modules. The Company also intends to expand the global reach of its manufacturing operations to follow the expansion of OE manufacturers into South America, Eastern Europe and the Asian markets. The Company intends to couple its expansion of OE business in new geographic markets with follow-on aftermarket sales.

   Federal-Mogul maintains technical centers in Europe and North America to develop and provide advanced materials, products and manufacturing processes for all of its manufacturing units.

   The following table sets forth the Company's net sales by operating segment and geographic region as a percentage of total net sales:

                                                                    Year Ended
                                                                   December 31,
                                                                  --------------
                                                                  2000 1999 1998
                                                                  ---- ---- ----
Net Sales by Operating Segment:
  Americas/Asia Pacific..........................................  67%  67%  59%
  Europe/Africa..................................................  33%  32%  38%
  Divested Activities............................................  --    1%   3%
                                                                  ---- ---- ----
                                                                  100% 100% 100%
                                                                  ==== ==== ====
                                                                    Year Ended
                                                                   December 31,
                                                                  --------------
                                                                  2000 1999 1998
                                                                  ---- ---- ----
Net Sales by Geographic Region:
  United States..................................................  61%  61%  52%
  Canada.........................................................   2%   2%   2%
  Mexico.........................................................   3%   2%   3%
                                                                  ---- ---- ----
    Total North America..........................................  66%  65%  57%
                                                                  ---- ---- ----
  United Kingdom.................................................   8%   8%  12%
  Germany........................................................  14%  10%  11%
  France.........................................................   5%   5%   7%
  Italy..........................................................   3%   4%   4%
  Other Europe...................................................   1%   4%   4%
                                                                  ---- ---- ----
    Total Europe.................................................  31%  31%  38%
                                                                  ---- ---- ----
Rest of World....................................................   3%   4%   5%
                                                                  ---- ---- ----
                                                                  100% 100% 100%
                                                                  ==== ==== ====

Operating Segments

   The Company's integrated operations are conducted under two operating segments generally corresponding to geographic regions: Americas/Asia Pacific and Europe/Africa.

   The Americas/Asia Pacific segment includes the operations of North and South America, Asia, Australia and India. The products within this segment consist of: powertrain systems products which include engine bearings, large bearings, pistons, piston pins, rings, cylinder liners, connecting rods, camshafts and sintered products; sealing system products which include dynamic seals and gaskets; visibility products which include lighting products and wiper blades; system protection products; brake and friction products; chassis products; ignition products; and fuel system components. These products are marketed under the brand names Federal-Mogul(R), Champion(R), Anco(R), Moog(R), Sealed Power(R), Wagner(R), Abex(R), Fel-Pro(R), National(R), Mather(R), Blazer(R), Belden(R), Carter(R), Weyburn-Bartel(R), Sintertech(R), Precision(R), PowerPath(R), STS(R), Redi-Seal(R), Redi-Sleeve(R), Unipiston(R), Zanxx(R), Signal-Stat(R) and Bentley-Harris(R).

   The Europe/Africa segment includes the operations of Europe and Africa. The products within this segment consist of: power cylinder systems which include engine bearings, large bearings, pistons, piston pins, rings, cylinder liners; sintered and camshaft products which include valve components, transmission components and camshafts components; sealing system products which include dynamic seals and gaskets; visibility and ignition products which include wiper blades and ignition components; and friction products. These products are marketed under the brand names Federal-Mogul(R), Champion(R), Moog(R), Nural(R), Glyco(R), AE(R), Goetze(R), Payen(R), Ferodo(R), Brico(R), Sintertech(R) and Bentley-Harris(R).

Customers

   The Company markets its products to many of the world's major OE manufacturers. Federal-Mogul also manufactures and supplies its products and related parts to aftermarket customers for each category of equipment described above. Among Federal-Mogul's largest customers are Autozone, BMW, Carquest, Caterpillar, Cummins, DaimlerChrysler, Fiat, Ford/Jaguar/Volvo, General Motors, NAPA, Ozark, Peugeot/PSA, Renault and Volkswagen/Audi.

Original Equipment

   The Company supplies OE customers with a wide variety of precision engineered parts including engine bearings, large bearings, pistons, piston pins, rings, cylinder liners, connecting rods, camshafts, sintered products sealing systems, fuel systems, wipers, lighting, ignition, brake, friction and chassis products. The Company manufactures essentially all of the products that it sells to OE customers.

   The Company's OE customers consist primarily of automotive and heavy-duty vehicle customers as well as industrial equipment manufacturers, agricultural, off-highway, marine, railroad, high performance and industrial applications. The Company has well-established relationships with substantially all major North American and European automotive OE manufacturers.

Aftermarket

   Federal-Mogul's customers include independent warehouse distributors who redistribute products to local parts suppliers called jobbers, industrial bearing distributors, distributors of heavy-duty vehicular parts, engine rebuilders and retail parts stores. The breadth of Federal-Mogul's product lines together with the strength of its brand names and sales force, are central to the Company's aftermarket operations.

Research and Development

   The Company's expertise in engineering and research and development ensures that the latest technologies, processes and materials are considered in solving problems for customers and bringing new, innovative products to market. Federal-Mogul provides its customers with real-time engineering capabilities and design development in their home countries. Technological activities are conducted at the Company's major research centers in Burscheid, Germany; Plymouth, Michigan; Skokie, Illinois; Ann Arbor, Michigan; Toledo, Ohio; Cawston, England; Bad Camberg, Germany and Wiesbaden, Germany. Each of the Company's operating units is engaged in various engineering, research and development efforts working closely with customers to develop custom solutions unique to their needs. Total expenditures for research and development activities were approximately $128 million in 2000, $128 million in 1999 and $85 million in 1998.

Recent Divestitures

   In 2000, the Company sold its OCS filter business, its minority interest in a German OE operation, its Greek aftermarket operation, one of its US sintered products operations and its India sintered products operation. In the aggregate, these businesses had approximately $28.5 million in sales in 1999 and employed approximately 675 people. The total proceeds were $66.6 million. The company did not record significant gains or losses on these transactions, individually or in the aggregate.

Raw Materials and Suppliers

   The Company purchases various raw materials for use in its manufacturing processes. The principal raw materials purchased include steel, aluminum, copper and nickel. In addition, the Company purchases parts manufactured by other manufacturers for sale in the aftermarket. The Company has not experienced any shortages of raw materials or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. In 2000, no outside supplier of the Company provided products that accounted for more than 5% of the Company's net sales.

Employee Relations

   As of December 31, 2000, the Company had approximately 50,000 full-time employees, of which approximately 23,000 were employed in the United States.

   Various unions represent approximately 33% of the Company's United States hourly employees and approximately 60% of the Company's foreign hourly employees. Most of the Company's unionized manufacturing facilities have their own contract with its own expiration date, and as a result, no contract expiration date affects more than one facility. The Company believes its labor relations to be good.

Environmental Regulations

   The Company's operations, in common with those of industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on the Company's financial position or results of operations in 2000 and are not expected to have a material impact on the Company's financial position or results of operations in 2001 or 2002.

Backlog

   The majority of the Company's products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. For products supplied by outside suppliers, the Company generally purchases products from more than one source. The Company expects to be capable of handling the anticipated 2001 sales volumes.

Intellectual Property

   The Company is committed to protecting its technology investments and market share through an active and growing international patent portfolio. The international patent portfolio is composed of a large number of foreign and U.S. patents and pending patent applications that relate to a wide variety of products and processes.

In the aggregate, the Company's international patent portfolio is of material importance to its business. However, the Company does not consider any international patent or group of international patents relating to a particular product or process to be of material importance when judged from the standpoint of the business as a whole.

Competition

   The global vehicular parts business is highly competitive. The Company competes with many of its customers that produce their own components as well as with independent manufacturers and distributors of component parts in the United States and abroad. In general, competition for such sales is based on price, product quality, technology, delivery, customer service and the breadth of products offered by a given supplier. The Company is meeting these competitive challenges by more efficiently integrating its manufacturing and distribution operations and expanding its product coverage within its core businesses.

Item 2. Properties.

   Federal-Mogul's world headquarters is located in Southfield, Michigan, which is leased pursuant to a sale/leaseback arrangement. The principal manufacturing and other physical properties of the Company at December 31, 2000, are listed below. All properties are owned in fee simple except where otherwise noted.

   At December 31, 2000, the Company had 295 manufacturing/technical centers, distribution and sales and administration office facilities worldwide. Approximately 26% of the facilities are leased, the majority of which are distribution, sales and administration offices. The Company owns the remainder of the facilities.

                                                     North         Rest of
      Type of Facility                              America Europe  World  Total
      ----------------                              ------- ------ ------- -----
      Manufacturing/Technical Centers..............    85     98      35    218
      Distribution.................................    16     23       7     46
      Sales and Administration Offices.............     7     22       2     31
                                                      ---    ---     ---    ---
        Total......................................   108    143      44    295
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

Item 3. Legal Proceedings

                   ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

T&N Asbestos Litigation

   In the United States, the Company's United Kingdom subsidiary, T&N Ltd., and two United States subsidiaries (the "T&N Companies") are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many claims may be made nor the expenditures which may ultimately arise therefrom. In addition, there are a number of factors that could impact the settlement costs into the future, including but not limited to: changes in the legal environment; possible insolvency of co-defendants; and establishment of an acceptable administrative (non-litigation) claims resolution mechanism.

   In the fourth quarter of 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The revised liability (approximately $1.6 billion) represents the Company's estimate for claims currently pending and those which can be reasonably estimated to be asserted in a future period. The Company believes that these claims will be paid over the next 12 years. In arriving at the revised liability for the T&N Companies, assumptions have been made regarding the total number of claims anticipated to be received in the future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

   While management believes that the liability and receivable recorded are appropriate for anticipated losses arising from asbestos-related claims against the T&N Companies for the period covered, given the nature and complexity of the factors affecting the estimated liability and potential insurance recovery the actual liability and insurance recovery may differ. No assurance can be given that the T&N Companies will not be subject to material additional liabilities and significant additional litigation relating to asbestos for the period covered. In the event that such liabilities exceed the amounts recorded by the Company or the remaining insurance coverage, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected.

   The ultimate liability for all pending and future claims is highly uncertain due to the difficulty of forecasting the numerous variables that can affect the liability. The Company does not believe it can reasonably determine the ultimate liability as the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them. As additional experience is gained regarding claims or other new information becomes available regarding the potential liability, the Company will reassess its potential liability and revise the estimates as appropriate. Accordingly it is reasonably possible that the ultimate losses from asbestos-related claims will be greater than amounts recorded.

   T&N Ltd. is a defendant in approximately 63,000 pending personal injury claims as of December 31, 2000. During 2000, approximately 39,000 new claims naming T&N Ltd. were received. The two United States subsidiaries are defendants in approximately 111,000 pending personal injury claims as of December 31, 2000. During 2000, approximately 41,000 new claims naming the two United States subsidiaries were received.

   A number of years ago, T&N Ltd. appointed the Center for Claims Resolution ("CCR") as exclusive representative in relation to all asbestos-related personal injury claims made against the T&N Companies in the United States. The CCR has provided to its member companies a litigation defense, claims-handling and administration service in respect to United States asbestos-related disease claims. Pursuant to the CCR Producer Agreement, T&N Ltd. was entitled to appoint a representative as one of the five voting directors on the CCR's Board of Directors. Also pursuant to that agreement, members of the CCR contributed towards indemnity payments in each claim in which the member is named. Contributions to such indemnity payments were calculated on a case by case basis according to sharing agreements among the CCR's members. Effective January 18, 2000, the two United States subsidiaries appointed a law firm specializing in asbestos matters as their litigation defense, claims handling and administrative service provider. Indemnity and defense obligations incurred while members of the CCR are continuing to be honored. This change was intended to create greater economic and defense efficiencies for the two companies. The T&N Companies have entered into $250 million of surety to meet CCR collateral requirements for past obligations. The surety has a declining balance and is effective through February 24, 2004.

   The membership of the CCR has decreased in the past year for both voluntary and involuntary reasons. One instance involved the termination of a member by the CCR board. That former member had refused to provide required surety for agreed to settlements made while a member. The CCR has tried to recover the funds owed; however, the former member has since filed for bankruptcy and recovery is therefore uncertain. Another member has terminated its participation due to its determination that, as a trust, it lacked sufficient assets to commit to any new settlements. This member has also asserted that it is entitled to certain reimbursements which the CCR does not believe to be appropriate. Additionally, a third member had filed for bankruptcy in December 2000. Any additional cost to the remaining CCR members, net of the security provided, is uncertain. The Company however has provided for its best estimate of the impact of these events. The T&N Companies could experience an increase in liability if there are any future negative developments in these areas.

   Certain codefendant companies (both members and nonmembers of the CCR) have recently filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with some exceptions) has been stayed or restricted. Due to the uncertainties involved, the long-term effect of these proceedings on the Company's current and future exposure cannot be determined.

   In February 2001, the CCR and its members significantly amended its indemnity naming and services agreement. The CCR indemnity naming formula has been replaced with a provision that, for all claims settled on or after February 1, 2001, CCR members would be directly responsible for payment of their own indemnity obligations. The amendments will allow CCR members to choose the services they wish to continue receiving from the CCR. T&N Ltd. plans to continue with the CCR for claims handling and administrative services. However, T&N Ltd. has appointed an outside law firm specializing in asbestos matters to handle its litigation defense.

   In 1996, T&N Ltd. purchased for the T&N Companies a (Pounds)500 million layer of insurance which will be triggered should the aggregate costs of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed (Pounds)690 million. The Company now believes that the aggregate cost of claims filed after June 30, 1996 will exceed the trigger point. The Company believes based on its review of the insurance policy and its advice from outside counsel, that it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of claims in excess of the trigger point of the insurance. Based on this assessment, the Company recorded an insurance recoverable asset under the T&N policy of $577 million in the fourth quarter of 2000. The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk of the reinsurers not being able to meet their obligation to pay, once the claims filed after June 30, 1996 exceed the (Pounds)690 million trigger point. The Company does not expect to reach the trigger point of the insurance or begin to collect on this insurance recoverable for the next several years. The US claims' costs applied against this policy are converted at a fixed exchange rate of $1.69/(Pounds). As such, if the market exchange rate is less then $1.69/(Pounds), the Company will effectively have a discount from 100% recovery on claims made with the insurance companies. At December 31, 2000, the $577 million insurance recoverable asset is net of an exchange rate discount of $68 million.

   The ultimate exposure of the T&N companies with respect to claims will depend upon the extent to which the insurance described above will be available to cover such claims, the amount paid for indemnity and defense, changes in the legal environment and other factors.

Abex and Wagner Asbestos Litigation

   Former businesses of Cooper Automotive, primarily Abex and Wagner, are involved as defendants in numerous court actions in the United States alleging personal injury from exposure to asbestos or asbestos-containing products, mainly involving friction products. Abex is a defendant in approximately 23,000 pending claims as of December 31, 2000. During 2000, approximately 14,700 new claims naming this defendant were received. Wagner is a defendant in approximately 17,300 claims as of December 31, 2000. During 2000, approximately 6,700 new claims naming this defendant were received. In 1998, the Company acquired the capital stock of a former Cooper Automotive entity resulting in the assumption by a Company subsidiary of contractual liability, under certain circumstances, for all claims pending and to be filed in the future alleging exposure to certain Wagner automotive and industrial friction products and for all claims filed after August 29, 1998, alleging exposure to certain Abex (non-railroad and non-aircraft) friction products. In the fourth quarter of 2000, the Company decreased its estimate of probable asbestos-related liability by $127 million, which was accompanied by an approximately equivalent reduction in the insurance recoverable asset. The revised estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The revised liability (approximately $253 million) represents the Company's estimate for claims currently pending and those which can be reasonably estimated to be asserted in a future period. The Company believes that these claims will be paid over the next 12 years. In arriving at the revised liability for Abex and Wagner, assumptions have been made regarding the number of claims anticipated to be received in the future period, the typical cost of settlement (which is sensitive to the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, and the timing of settlements.

   While management believes that the liability and receivable recorded for these claims are appropriate for anticipated losses arising from asbestos-related claims against Abex and Wagner for the covered period, given the nature and complexity of factors affecting the estimated liability and potential insurance recovery the actual liability and insurance recovery may differ. No assurance can be given that Abex and Wagner will not be subject to material additional liabilities and significant additional litigation relating to asbestos for the period covered. In the event that such liabilities exceed the amounts recorded by the Company or the remaining insurance coverage, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected.

   The ultimate liability for all pending and future claims is highly uncertain due to the difficulty of forecasting the numerous variables that can affect the liability. The Company does not believe it can reasonably determine the ultimate liability as the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, and the cost to resolve them. As additional experience is gained regarding claims or other new information becomes available regarding the potential liability, the Company will reassess its potential liability and revise the estimates as appropriate. Accordingly it is reasonably possible that the ultimate losses from asbestos-related claims will be greater than amounts recorded.

   Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for the post-August 1998 asbestos claims against Abex has the benefit of that insurance. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Company believes that based on its review of the insurance policies, the viability of the insurance carriers, and advice from outside legal counsel, it is probable that Abex will receive payments for a substantial majority of the cost of claims.

   Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner's solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Company believes that based on its review of the insurance policies, the financial viability of the insurance carriers, and advice from outside legal counsel, it is probable that Wagner will receive payment for a portion of the cost of claims. Based on the probable conclusion of collection under the insurance policies, the Company has recorded a $188 million insurance recoverable asset related to the Abex and Wagner liability.

Federal-Mogul and Fel-Pro Asbestos Litigation

   The Company also is sued in its own name as one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The Company's Fel-Pro subsidiary has also been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. Fel-Pro is a defendant in approximately 31,000 pending claims as of December 31, 2000.

During 2000, approximately 3,400 new claims were filed. Over 30,000 of these claims have been transferred to a federal court where they reside subject to removal back into the tort system only if certain medical and product identification conditions are met. The Company is defending all such claims vigorously and believes that it and Fel-Pro have substantial defenses to liability and insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company and Fel-Pro as of December 31, 2000, will not have a material effect on the Company's financial position.

Aggregate of Asbestos Liability and Insurance Recoverable Asset

   The following is a summary of the asbestos liability and the insurance recoverable asset for 2000 (in millions of dollars):

                                               T&N     Abex &
                                            Companies  Wagner   Other   Total
                                            ---------  -------  -----  --------
      Liability:
      Balance at December 31, 1999......... $1,104.2   $ 408.8  $ 2.3  $1,515.3
        2000 provision adjustments.........    750.9    (127.2)   1.6     625.3
        2000 payments......................   (323.8)    (28.9)  (1.0)   (353.7)
        Other..............................     25.0       --     --       25.0
                                            --------   -------  -----  --------
      Balance at December 31, 2000......... $1,556.3   $ 252.7  $ 2.9  $1,811.9
                                            ========   =======  =====  ========
      Asset:
      Balance at December 31, 1999......... $    --    $ 325.9  $ --   $  325.9
        2000 provision adjustments.........    576.7    (135.8)   --      440.9
        2000 proceeds......................      --       (2.2)   --       (2.2)
        Other..............................      6.5       --     --        6.5
                                            --------   -------  -----  --------
      Balance at December 31, 2000......... $  583.2   $ 187.9  $ --   $  771.1
                                            ========   =======  =====  ========

   As of December 31, 2000, the Company has provided an aggregated liability for all of its subsidiaries and businesses with potential asbestos liability of approximately $1.8 billion for claims currently pending and those which can be reasonably expected to be asserted in a future period. The Company believes that these claims will be paid over the next 12 years. Of this amount, the Company expects to incur asbestos payments of approximately $350 million over the next 12 months and has reflected this as a current liability. This estimate is based in part on recent and historical claims experience, medical information, the impact of changes in indemnity sharing within the CCR and the current legal environment. The Company cannot reasonably estimate a liability beyond the period encompassed in its estimates as the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them.

   The Company believes that it is probable that its subsidiaries with asbestos-related liabilities and related insurance policies, the T&N Companies, Abex, Wagner and Fel-Pro will collect the recorded aggregated insurance recoverable asset of $771 million.

Other

   The Company is involved in various other legal actions and claims, directly and through its subsidiaries. The Company has been named in a class action lawsuit captioned In Re Federal-Mogul Corp. Securities Litigation, alleging violations by the Company of various federal securities laws. The Company believes that the claims contained in the suit are without merit and that it has meritorious defenses against the claims. The Company will vigorously defend itself against the suit and after taking into consideration legal counsel's evaluation of such actions, is of the opinion that the outcomes are not reasonably likely to have a material adverse effect on the Company's financial position, operating results or cash flows.

   For information respecting lawsuits concerning environmental matters to which the Company is a party, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation and Environmental Matters".

   There were no material legal proceedings terminated during the fourth quarter of 2000, other than the Owens-Illinois matter.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

   The Company's common stock is listed on the New York Stock Exchange under the trading symbol FMO. The approximate number of shareholders of record of the Company's common stock at March 21, 2001 was 6,500. The following table sets forth the high and low sales prices of the Company's common stock for each calendar quarter as reported on the New York Stock Exchange-Composite Tape for the last two years:

                                                         2000          1999
                                                     ------------- -------------
      Quarter                                         High   Low    High   Low
      -------                                        ------ ------ ------ ------
      First......................................... $20.19 $12.25 $64.88 $40.63
      Second........................................ $16.00 $ 9.44 $53.81 $41.94
      Third......................................... $11.94 $ 5.25 $55.00 $23.38
      Fourth........................................ $ 5.88 $ 1.75 $29.13 $17.56

   The closing price of the Company's common stock as reported on the New York Stock Exchange-Composite Tape on March 21 2001 was $3.11.

   Quarterly dividends of $.0025 per common share were declared during each quarter of 2000 and 1999. The Company is prohibited, under its new Senior Credit Agreement, from paying dividends on its common stock, and therefore will not be declaring a dividend in 2001.

Item 6. Selected Financial Data

   The following table presents information from the Company's consolidated financial statements for the five years ended December 31, 2000. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Financial Statements and Supplemental Data".

                            2000          1999          1998          1997          1996
                          ---------     ---------     ---------     ---------     ---------
                           (Millions of Dollars, Except Per Share Amounts)
Consolidated Statement
 of Operations Data
Net sales...............  $ 6,013.2     $ 6,487.5     $ 4,468.7     $ 1,806.6     $ 2,032.7
Costs and expenses......   (6,244.5)(1)  (6,006.2)(3)  (4,266.9)(4)  (1,703.7)(5)  (2,258.0)(6)
Other expense...........      (31.0)        (21.4)        (16.3)         (3.4)         (3.4)
Income tax (expense)
 benefit................      (19.2)(2)    (180.9)        (93.6)        (27.5)         22.4
Earnings (loss) before
 extraordinary items and
 cumulative effect of
 change in accounting
 principle..............     (281.5)        279.0          91.9          72.0        (206.3)
Extraordinary items --
 loss on early
 retirement of debt, net
 of applicable income
 tax benefits...........        --          (23.1)        (38.2)         (2.6)          --
Cumulative effect of
 change in accounting
 for costs of start-up
 activities, net of
 applicable income tax
 benefit................        --          (12.7)          --            --            --
                          ---------     ---------     ---------     ---------     ---------
Net earnings (loss).....  $  (281.5)    $   243.2     $    53.7     $    69.4     $  (206.3)
                          =========     =========     =========     =========     =========
Common Share Summary
 (Diluted)
Average shares and
 equivalents outstanding
 (in thousands).........     70,573        84,206        53,748        41,854        34,659
Earnings (loss) per
 share:
 Before extraordinary
  items and cumulative
  effect of change in
  accounting principle..  $   (4.02)    $    3.59     $    1.67     $    1.67     $   (6.20)
 Extraordinary items --
  loss on early
  retirement of debt,
  net of applicable
  income tax benefits...        --           (.28)         (.71)         (.06)          --
 Cumulative effect of
  change in accounting
  for costs of start-up
  activities, net of
  applicable income tax
  benefit...............        --           (.15)          --            --            --
                          ---------     ---------     ---------     ---------     ---------
Net earnings (loss) per
 share..................  $   (4.02)    $    3.16     $     .96     $    1.61     $   (6.20)
                          =========     =========     =========     =========     =========
Dividends declared per
 share..................  $     .01     $     .01     $   .1275     $     .48     $     .48
                          =========     =========     =========     =========     =========
Consolidated Balance
 Sheet Data
Total assets............  $10,255.0     $ 9,945.2     $ 9,940.1     $ 1,802.1     $ 1,455.2
Short-term debt (7).....      147.8         190.8         211.0          28.6         280.1
Long-term debt..........    3,559.7       3,020.0       3,130.7         273.1         209.6
Company-obligated
 mandatorily redeemable
 preferred securities of
 Subsidiary trust
 holding solely
 convertible
 subordinated debentures
 of the Company.........      575.0         575.0         575.0         575.0           --
Shareholders' equity....    1,550.2       2,075.2       1,986.2         369.3         318.5
Other Financial
 Information
Net cash provided from
 (used by) operating
 activities.............  $  (154.5)    $   562.4     $   325.5     $   215.7     $   149.0
Expenditures for
 property, plant,
 equipment and other
 long-term assets.......      313.3         395.2         228.5          49.7          54.2
Depreciation and
 amortization expense...      374.4         354.9         228.0          51.5          61.9

------------------
(1) Includes a $135.7 million restructuring charge, a $75.4 million charge for adjustments of assets held for sale and other long-lived assets to fair value and a $184.4 million charge related to asbestos.
(2) Includes a $60.0 million charge for providing deferred tax asset valuation allowances.
(3) Includes a $46.9 million charge for integration costs and a $7.9 million charge for adjustment of assets held for sale and other long-lived assets to fair value.
(4) Includes a $7.3 million net restructuring charge, a $19.0 million net charge for adjustment of assets held for sale and other long-lived assets to fair value, an $18.6 million charge for purchased in-process research and development, a $22.4 million charge for integration costs and a $13.3 million net gain related to the British pound currency option and forward contract.
(5) Includes a $1.1 million net restructuring credit, a $2.4 million charge for adjustment of assets held for sale and other long-lived assets to fair value, a $1.6 million credit for reengineering and other related charges, and a $10.5 million charge related to the British pound currency option and forward contract.
(6) Includes a $57.6 million restructuring charge, a $151.3 million charge for adjustment of assets held for sale and other long-lived assets to fair value, and $11.4 million relating to reengineering and other related charges.
(7) Includes current maturities of long-term debt (see Note 6 to the Consolidated Financial Statements).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Federal-Mogul Corporation (the "Company") is an automotive parts manufacturer providing innovative solutions and systems to global customers in the automotive, small engine, heavy-duty and industrial markets. The Company manufactures engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, sintered products, sealing systems, fuel systems, wipers, lighting, ignition, brake, friction and chassis products. The Company's principal customers include many of the world's original equipment ("OE") manufacturers of such vehicles and industrial products. The Company also manufactures and supplies its products and related parts to the aftermarket.

Results of Operations

Net Sales

   Sales by operating segment were:

                                                             2000   1999   1998
                                                            ------ ------ ------
                                                                (Millions of
                                                                  Dollars)
   Americas/Asia Pacific..................................  $4,057 $4,330 $2,629
   Europe/Africa..........................................   1,940  2,072  1,686
   Divested Activities....................................      16     86    154
                                                            ------ ------ ------
     Total................................................  $6,013 $6,488 $4,469
                                                            ====== ====== ======

Americas/Asia Pacific

   Sales decreased 6% from 1999 to 2000 primarily due to the continued depression in the heavy-duty truck market and the machine tool business which decreased sales 2%, and branch closures and consolidation in the aftermarket which decreased sales by 3%. Net sales were also impacted by difficulties in the first six months of 2000 with the Company's central warehouse system, the elimination of year-end sales incentives, the loss of a major aftermarket customer in mid-1999 and the effects of foreign exchange on South American, Canadian and Mexican operations. These decreases were partially offset by net new business recorded in 2000.

   Sales increased 65% from 1998 to 1999 primarily due to the full year effect of the 1998 acquisitions of Cooper Automotive, T&N and Fel-Pro, the 1999 acquisition of Crane Technologies and net new business recorded in 1999, partially offset by lower aftermarket sales. Sales in the aftermarket were impacted by an overall decrease in the engine parts market size due to improved OE quality and the 1999 bankruptcy of a major customer in the North American aftermarket.

Europe/Africa

   Sales decreased 6% from 1999 to 2000 primarily due to the effects of foreign exchange from European operations which decreased sales by 12% and the Company's divestitures of its heat transfer and Bertolotti businesses in the second and third quarter of 1999, respectively, and its OCS Filter business in the second quarter of 2000 which decreased sales by 3%. These decreases were partially offset by the full-year effect of the 1999 acquisition of the piston division of Alcan Deutschland, GmbH (Alcan) and net new business recorded during 2000.

   Sales increased 23% from 1998 to 1999 primarily due to the full-year effect of the 1998 acquisitions of T&N and Cooper Automotive, the 1999 acquisition of Alcan and net new business recorded during 1999. These increases were partially offset by aftermarket sales decreases.

Gross Margin

   Gross margin as a percentage of net sales was 23.6% in 2000 compared to 27.4% in 1999. Management attributes the decrease from 1999 to 2000 to lower sales volumes as mentioned above, changes in OE/aftermarket mix, the effects of foreign exchange, and certain productivity and inflationary issues. OE sales represented 56% of total sales in 1999 compared to 57% in 2000. Gross margin was also impacted by adjustments for inventory and other product-related items.

   Gross margin as a percentage of net sales was 27.4% in 1999 compared to 26.4% in 1998. Management attributes this increase to cost controls and the divestiture of under-performing assets, partially offset by productivity issues in the camshafts operations.

Selling, General and Administrative Expense

   Selling, general and administrative expenses ("SG&A") as a percentage of net sales were 14.0% in 2000 compared to 13.1% in 1999. Management attributes this increase to lower sales as discussed above, and the fact that the majority of the Company's SG&A costs are fixed over the short term. As such the Company was not able to reduce these costs on a level commensurate with the sales volume decline. The Company also experienced increasing employee benefit costs, remediation of environmental items and professional fees related to special studies. While this percentage has increased, overall costs have remained relatively flat.

   Selling, general and administrative expenses as a percentage of net sales decreased to 13.1% in 1999 compared to 14.3% in 1998. Management attributes this decrease to the benefits of prior restructuring actions and the realization of combined efficiencies from the T&N, Cooper Automotive and Fel-Pro acquisitions.

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

   The Company paid $10.7 million and $72.2 million related to these rationalization reserves in 2000 and 1999, respectively. Also during 1999, the Company made adjustments to reduce the rationalization reserves, with an offsetting amount to goodwill, of $47.9 million. These adjustments related to the finalization of rationalization plans. As of December 31, 2000, remaining rationalization reserves were $18.0 million, primarily relating to the closure of several Powertrain Systems facilities in Europe and the consolidation of aftermarket warehouses in Europe. These costs are expected to be paid in 2001.

Restructuring Charges (Credits)

   In 2000, the Board of Directors of the Company approved, and the Company has begun to implement, a global restructuring plan. The primary purposes of this plan are to improve the Company's cost structure and reduce non-productive assets. The significant activities that are part of the 2000 plan are as follows:

   Consolidation of European Operations: The Company has developed plans to take advantage of opportunities to achieve synergies in and consolidate activities of its European operations. As part of these plans, four of its manufacturing facilities will be closed or consolidated, and the operations that were being performed within these facilities will be moved to other European locations. The Company will achieve a net reduction of approximately 1,350 employees, comprised of 1,800 reductions associated with facility closings, offset by 450 new hires in new or expanded facilities.

   Consolidation of North American and South American Operations: The Company has implemented a plan to consolidate certain manufacturing, distribution and administrative functions in North and South America. As a result of these plans the Company will close or consolidate 36 facilities, and the operations that were being performed within these facilities will be moved to other North American and South American locations. The Company will achieve a net reduction of approximately 1,500 employees, comprised of 2,950 reductions associated with facility closings, offset by 1,450 new hires required for new or expanded facilities.

   In 2000, the Company recognized $135.7 million of restructuring charges related to severance and exit costs. Employee severance costs of $105.8 million and exit costs of $29.9 million resulted from the planned closure of certain North American aftermarket branch warehouses and distribution centers; consolidation of the Company's heavy-wall bearings business; the closure of Australian and Taiwanese sales, administrative, and distribution facilities; the consolidation of certain administrative and human resource functions in Europe; reorganization of the America's friction business; closure of one of the Company's European R&D centers, consolidation of an administrative facility at the Company's Ohio ignition facility and various other programs in North America, South America and Europe. As part of the 2000 restructuring plan approximately 1,400 employees were severed and 30 facilities were closed or consolidated. In 2000, the Company paid $46.8 million for employee severance costs and $4.2 million for exit costs against the 2000 reserves. Management anticipates an annualized EBIT benefit of $75 million as a result of these actions beginning in 2002.

   Also during 2000, the Company began implementing a program to focus on six global initiatives aimed at improving the operation efficiency of the business (the "SGI's"). The SGI's are grouped into six strategic actions: Aftermarket Rationalization, Facility Rationalization, Shared Services, Constraint Management, Supply Chain Management and Investment Strategy. Included in the above restructuring charge were severance and exit costs of $19.4 million, primarily related to the Aftermarket and Facility Rationalizations. During 2001 management expects to refine this program and may incur additional restructuring charges. As such, the aggregate annualized EBIT benefits of these actions have not been determined.

   In 1999, the Company recognized $13.2 million of restructuring charges related to severance and exit costs. Employee severance costs of $11.1 million resulted from terminations in certain European operations of the Company, employees at the Company's Milan, Michigan plant, and certain executive severances. The severance costs were based on the estimated amounts that will be paid to the affected employees pursuant to the Company's workforce reduction policies and certain governmental regulations. Total headcount reductions were approximately 250 employees. Exit costs of $2.1 million were related to the closing of the Company's Milan plant and French bearing operations. These actions were substantially completed in 2000. In 2000, the Company paid $5.5 million for employee severance costs and $1.9 million for exit costs against the 1999 reserves.

   Also in 1999, the Company recognized $13.2 million of reversals of restructuring charges recorded in previous years. These reversals resulted primarily from lower than expected employee severance costs principally associated with the reduction of the aftermarket sales force and consolidation of certain operations in the Americas.

   In 1998, as a result of the T&N, Cooper Automotive and Fel-Pro acquisitions, the Company recognized $16.3 million of restructuring charges related to restructuring the Company's operations in place prior to these acquisitions. The restructuring charges were primarily for employee severance costs, which resulted from planned terminations in various business operations of the Company. In 2000, the Company paid $3.1 million in severance costs against the 1998 reserves.

   Also in 1998, the Company recognized restructuring credits of $9.0 million for a reversal of charges recorded in previous years. The Company was able to sell, rather than liquidate, its retail operations in Puerto Rico, causing this reversal.

Adjustment of Assets Held for Sale and Other Long-Lived Assets to Fair Value

   In 2000, the Company recorded a $75.4 million charge primarily associated with the actions of the 2000 restructuring program. Included in this charge are the write-down of assets to their fair value for the closure of aftermarket branch warehouses and distribution centers, the Company's Ohio administrative facility, a European R&D center and certain facilities associated with the reorganization of the America's friction business.

   In 1999, the Company sold its subsidiary, Bertolotti Pietro e Figli, S.r.l. (Bertolotti), an Italian aftermarket operation. In 1998, the Company recognized a $19.0 million charge primarily associated with their writedown of Bertolotti's assets to their estimated fair value. In 1999, the Company recognized an additional $7.9 million loss associated with the writedown of Bertolotti's assets to their fair value resulting from the sale. Offsetting the loss was a tax benefit of $7.9 million resulting from the sale.

Asbestos Charge

   In 2000, the Company recorded a $184.4 million charge consisting of approximately a $625.3 million increase in the Company's asbestos liability, which was partially offset by a $440.9 million increase in the Company's asbestos-related insurance recoverable. These charges and insurance recoveries were primarily based on an actuarial study the Company commissioned during 2000 (see Litigation and Environmental Matters).

Integration Costs

   The Company recognized $46.9 million and $22.4 million of integration costs in 1999 and 1998, respectively, in connection with the acquisitions of T&N, Cooper Automotive and Fel-Pro. These expenses included one-time items such as brand integration, costs to pack and move productive inventory and fixed assets from one location to another and costs to change the identity of entities acquired. There were no integration costs in 2000.

Interest Expense

   Interest expense increased $15.8 million in 2000 to $289.3 million. The increase is primarily attributable to the full-year effect of the 1999 bond issue and higher amounts outstanding on the Company's multi-currency revolver during 2000.

   Interest expense increased $69.5 million in 1999 to $273.5 million. The increase is primarily attributable to the full-year effect of the issuance of new debt to finance the acquisitions of Cooper Automotive and other businesses, offset slightly by debt reductions from cash flow generated from operations and the Company's increased accounts receivable securitizations.

Interest Income

   Interest income remained flat from 1999 to 2000. Interest income decreased $6.0 million in 1999 to $4.6 million. The decrease in interest income is due to the Company using the proceeds of the Company-obligated mandatorily redeemable preferred securities for the purchase of T&N and improved cash management.

Net Gain on British Pound Forward Contract

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

   The Company entered into the above transaction to serve as an economic hedge for the purchase of T&N. However, this transaction did not qualify for hedge accounting under US GAAP, and therefore is reflected in the consolidated statement of operations caption "Net gain on British pound forward contract."

Income Taxes

   The effective tax rates for 2000, 1999 and 1998 were (7.3)%, 39.3% and 50.5%, respectively. The effective tax rates differ from statutory rates due to changes in valuation allowances, rate variances and changes for certain state and foreign jurisdictions, and non-deductible goodwill. The Company increased its valuation allowance by $60.0 million for foreign tax credits and other deferred tax assets that it concluded will not be realized. Tax expense differs from current income taxes payable due to timing differences, which for the last three years were significantly affected by asbestos payments. The Company expects that future income tax expense will be greater than current income taxes payable primarily due to the effect of asbestos payments.

   At December 31, 2000, the Company had deferred tax assets of $1,079.1 million, net of a valuation allowance of $219.6 million, and deferred tax liabilities of $1,032.6 million. The Company evaluates the necessity for a valuation allowance on deferred tax assets by taxing jurisdiction. In all countries except the US and the UK, the deferred tax liabilities are greater than the net deferred tax assets, and they generally reverse in similar periods. In the US and UK, the Company has deferred tax assets of $1,100.2 million, net of related valuation allowances of $165.7 million and deferred tax liabilities of approximately $943.4 million. The deferred tax assets in the UK and US relate primarily to net operating loss carryforwards of $193 million, asbestos liabilities of $552 million and accruals for employee benefits of $167 million. The net operating losses in the UK have no expiration date, and the net operating losses in the US expire in various amounts through 2020. In addition, the deferred taxes related to employee benefits and asbestos become deductible as paid over the next 30 and 12 years, respectively.

   Realization of the deferred tax assets in the US and UK are dependent in part upon the reversal of deferred tax liabilities but also on future taxable income. Future taxable income is dependent upon a number of factors including, but not limited to, sufficient levels of earnings before income taxes and the amount and timing of asbestos payments. Based on consideration of historical and future earnings before income taxes, the Company believes it is more likely than not that the deferred tax assets, beyond those specifically reserved, will be realized.

   The Company will evaluate its deferred taxes and related valuation allowances quarterly. If at any time the Company believes that current or future taxable income will not support the basis for recognizing the benefit of the deferred tax assets, valuation allowances will be provided accordingly.

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

Effect of Accounting Pronouncements

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board ("FASB") in June 1998. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. In June 2000, the FASB issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No. 133. The Company has implemented the appropriate systems and processes to adopt these statements effective January 1, 2001. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions, the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cashflow hedge transactions, the fair value of the derivative instrument will be reported in other comprehensive income. The ineffective portion of all hedges will be recognized in current-period earnings. The statements provide for the recognition of a cumulative adjustment for an accounting change, as of the date of adoption. The Company estimates that it will record a net-of-tax cumulative-effect-type loss of approximately $350,000 in accumulated other comprehensive income to recognize at fair value all derivative instruments that will be designated as cashflow hedges. The adjustment to current earnings for fair value hedges is not material. The adoption of this standard will also impact assets and liabilities on the balance sheet.

   In October 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of SFAS No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement is effective for accounts receivable securitization programs entered into after March 2001. The Company's current accounts receivable securitization program expires June 2001 and is not required to comply with the new accounting provisions of SFAS No. 140. The expanded disclosure requirements of SFAS No. 140 are provided in Note 7 of the Consolidated Financial Statements.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides guidance on applying generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements. The implementation of SAB No. 101 in the fourth quarter of 2000 did not have a significant impact on the Company's financial position or its results of operations and is not expected to have a significant impact on an ongoing basis.

   In November 2000, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on issue No. 00-14, Accounting for Certain Sales Incentives. The EITF addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by customers as a result of a single transaction. EITF No. 00-14 is required to be applied beginning April 1, 2001. The effect of the adoption has not been finalized, however the Company believes that the adoption will not have a material impact on its financial statements.

Liquidity and Capital Resources

Cash Flow Used by Operating Activities

   Cash flow used by operating activities was $154.5 million in 2000. Among the factors impacting operating cash flows were payments related to asbestos of $351.4 million and restructuring and rationalization reserves of $72.2 million, a decrease in accounts payable of $175.4 million, and a decrease in other current liabilities and assets of $114.4 million. These usages were partially offset by decreases in accounts receivable and inventory of $38.1 million and $40.7 million, respectively.

Cash Flow Used by Investing Activities

   Cash flow used by investing activities was $244.3 million in 2000. The Company made capital expenditures of $313.3 million to implement process improvements, increase manufacturing capacity, information technology and new product introductions. These cash flows were offset by proceeds of $66.6 million from the divestiture of several businesses.

   The Company anticipates that 2001 capital expenditures, exclusive of acquisitions and investments in affiliates, will be approximately $365 million. The Company expects that funding for these expenditures will be from operations and external sources as required.

Cash Flow Provided from Financing Activities

   Cash flow provided from financing activities was $441.5 million in 2000, primarily arising from proceeds of $689.0 million from the issuance of long-term debt, offset by principal payments on long-term debt of $145.3 million and a repurchase of accounts receivable under securitization of $62.1 million.

   In June 2000, the Company entered into a new $420 million accounts receivable securitization agreement replacing the existing $450 million agreement. The facility's maturity date is June 28, 2001. In December 2000, the Company modified certain provisions of the existing facility; however, the amount and maturity remained the same.

   In December 2000, the Company executed its fourth amended and restated credit agreement, ("Senior Credit Agreements"). The Senior Credit Agreements provide for an additional term loan of $150 million and a senior secured revolving credit facility of $200 million. In addition to the pledge of capital stock described below, the Company provided collateral in the form of a pledge of its domestic inventories, domestic accounts receivable not otherwise sold under securitizations, domestic plant, equipment and real property, and its domestic intellectual property. This increased the Company's borrowing limits under the Senior Credit Agreements to $2.1 billion. The Company had $1.45 billion outstanding under these Senior Credit Agreements as of December 31, 2000, which are due from 2001 to 2005 with an average interest rate of 8.15%. In January 2001, the Company borrowed $150 million on its new term loan. In March 2001, the Company amended its Senior Credit Agreement to modify certain covenants.

   The Company has pledged 100% of the capital stock of certain United States subsidiaries, 65% of capital stock of certain foreign subsidiaries and certain intercompany loans to secure the Senior Credit Agreements of the Company. Certain of such pledges also extend to the Notes, Medium-Term Notes and Senior Notes. In addition, certain subsidiaries of the Company have guaranteed the senior debt (refer to Note 18, "Consolidating Condensed Financial Information of Guarantor Subsidiaries").

   The agreement relating to the facilities described above contains restrictive covenants. The more significant of these covenants are requirements for the maintenance of consolidated net worth; a consolidated leverage ratio; cash flow coverage; limitations on the early retirement of debt; additional borrowings; and payment of common dividends. The agreement includes a provision which would result in all of the unpaid principal and accrued interest of the facilities becoming due immediately upon a change of control in ownership of the Company.

   During 2000, the Company experienced a decline in the public credit ratings of its bonds. As a result of the decline in its credit ratings, the Company expects to incur substantially higher costs of financing for the foreseeable future as compared to prior years should it attempt any capital market activity.

   The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, amounts and timing of asbestos payments and the availability of financing. Management believes that cash flow from operations, in conjunction with borrowings from its existing credit agreements, will be sufficient to meet current debt service requirements, fund capital expenditures in the future and meet its asbestos obligations. In the long term, the Company believes that the benefits from the recently announced restructuring and SGI programs and changes to its asbestos strategy along with financing available under its Senior Credit Agreements and any future credit agreements will provide adequate long-term cash flows. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company. Also certain obligations, particularly asbestos obligations, can be impacted by factors outside the Company's control. A significant increase in such obligations or asbestos claims, could impair the Company's liquidity.

Asbestos Liability and Legal Proceedings

T&N Asbestos Litigation

   In the United States, the Company's United Kingdom subsidiary, T&N Ltd., and two United States subsidiaries (the "T&N Companies") are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many claims may be made nor the expenditures which may ultimately arise therefrom. In addition, there are a number of factors that could impact the settlement costs into the future, including but not limited to: changes in the legal environment; possible insolvency of co-defendants; and establishment of an acceptable administrative (non-litigation) claims resolution mechanism.

   In the fourth quarter of 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The revised liability (approximately $1.6 billion) represents the Company's estimate for claims currently pending and those which can be reasonably estimated to be asserted in a future period. The Company believes that these claims will be paid over the next 12 years. In arriving at the revised liability for the T&N Companies, assumptions have been made regarding the total number of claims anticipated to be received in the future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

   While management believes that the liability and receivable recorded are appropriate for anticipated losses arising from asbestos-related claims against the T&N Companies for the period covered, given the nature and complexity of the factors affecting the estimated liability and potential insurance recovery the actual liability and insurance recovery may differ. No assurance can be given that the T&N Companies will not be subject to material additional liabilities and significant additional litigation relating to asbestos for the period covered. In the event that such liabilities exceed the amounts recorded by the Company or the remaining insurance coverage, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected.

   The ultimate liability for all pending and future claims is highly uncertain due to the difficulty of forecasting the numerous variables that can affect the liability. The Company does not believe it can reasonably determine the ultimate liability as the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them. As additional experience is gained regarding claims or other new information becomes available regarding the potential liability, the Company will reassess its potential liability and revise the estimates as appropriate. Accordingly it is reasonably possible that the ultimate losses from asbestos-related claims will be greater than amounts recorded.

   T&N Ltd. is a defendant in approximately 63,000 pending personal injury claims as of December 31, 2000. During 2000, approximately 39,000 new claims naming T&N Ltd. were received. The two United States subsidiaries are defendants in approximately 111,000 pending personal injury claims as of December 31, 2000. During 2000, approximately 41,000 new claims naming the two United States subsidiaries were received.

   A number of years ago, T&N Ltd. appointed the Center for Claims Resolution ("CCR") as exclusive representative in relation to all asbestos-related personal injury claims made against the T&N Companies in the United States. The CCR has provided to its member companies a litigation defense, claims-handling and administration service in respect to United States asbestos-related disease claims. Pursuant to the CCR Producer Agreement, T&N Ltd. was entitled to appoint a representative as one of the five voting directors on the CCR's Board of Directors. Also pursuant to that agreement, members of the CCR contributed towards indemnity payments in each claim in which the member is named. Contributions to such indemnity payments were calculated on a case by case basis according to sharing agreements among the CCR's members. Effective January 18, 2000, the two United States subsidiaries appointed a law firm specializing in asbestos matters as their litigation defense, claims handling and administrative service provider. Indemnity and defense obligations incurred while members of the CCR are continuing to be honored. This change was intended to create greater economic and defense efficiencies for the two companies. The T&N Companies have entered into $250 million of surety to meet CCR collateral requirements for past obligations. The surety has a declining balance and is effective through February 24, 2004.

   The membership of the CCR has decreased in the past year for both voluntary and involuntary reasons. One instance involved the termination of a member by the CCR board. That former member had refused to provide required surety for agreed to settlements made while a member. The CCR has tried to recover the funds owed; however, the former member has since filed for bankruptcy and recovery is therefore uncertain. Another member has terminated its participation due to its determination that, as a trust, it lacked sufficient assets to commit to any new settlements. This member has also asserted that it is entitled to certain reimbursements which the CCR does not believe to be appropriate. Additionally, a third member had filed for bankruptcy in December 2000. Any additional cost to the remaining CCR members, net of the security provided, is uncertain. The Company however has provided for its best estimate of the impact of these events. The T&N Companies could experience an increase in liability if there are any future negative developments in these areas.

   Certain codefendant companies (both members and nonmembers of the CCR) have recently filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with some exceptions) has been stayed or restricted. Due to the uncertainties involved, the long-term effect of these proceedings on the Company's current and future exposure cannot be determined.

   In February 2001, the CCR and its members significantly amended its indemnity naming and services agreement. The CCR indemnity naming formula has been replaced with a provision that, for all claims settled on or after February 1, 2001, CCR members would be directly responsible for payment of their own indemnity obligations. The amendments will allow CCR members to choose the services they wish to continue receiving from the CCR. T&N Ltd. plans to continue with the CCR for claims handling and administrative services. However, T&N Ltd. has appointed an outside law firm specializing in asbestos matters to handle its litigation defense.

   In 1996, T&N Ltd. purchased for the T&N Companies a (Pounds)500 million layer of insurance which will be triggered should the aggregate costs of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed (Pounds)690 million. The Company now believes that the aggregate cost of claims filed after June 30, 1996 will exceed the trigger point. The Company believes based on its review of the insurance policy and its advice from outside counsel, that it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of claims in excess of the trigger point of the insurance. Based on this assessment, the Company recorded an insurance recoverable asset under the T&N policy of $577 million in the fourth quarter of 2000. The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk of the reinsurers not being able to meet their obligation to pay, once the claims filed after June 30, 1996 exceed the (Pounds)690 million trigger point. The Company does not expect to reach the trigger point of the insurance or begin to collect on this insurance recoverable for the next several years. The US claims' costs applied against this policy are converted at a fixed exchange rate of $1.69/(Pounds). As such, if the market exchange rate is less then $1.69/(Pounds), the Company will effectively have a discount from 100% recovery on claims made with the insurance companies. At December 31, 2000, the $577 million insurance recoverable asset is net of an exchange rate discount of $68 million.

   The ultimate exposure of the T&N companies with respect to claims will depend upon the extent to which the insurance described above will be available to cover such claims, the amount paid for indemnity and defense, changes in the legal environment and other factors.

Abex and Wagner Asbestos Litigation

   Former businesses of Cooper Automotive, primarily Abex and Wagner, are involved as defendants in numerous court actions in the United States alleging personal injury from exposure to asbestos or asbestos-containing products, mainly involving friction products. Abex is a defendant in approximately 23,000 pending claims as of December 31, 2000. During 2000, approximately 14,700 new claims naming this defendant were received. Wagner is a defendant in approximately 17,300 claims as of December 31, 2000. During 2000, approximately 6,700 new claims naming this defendant were received. In 1998, the Company acquired the capital stock of a former Cooper Automotive entity resulting in the assumption by a Company subsidiary of contractual liability, under certain circumstances, for all claims pending and to be filed in the future alleging exposure to certain Wagner automotive and industrial friction products and for all claims filed after August 29, 1998, alleging exposure to certain Abex (non-railroad and non-aircraft) friction products. In the fourth quarter of 2000, the Company decreased its estimate of probable asbestos-related liability by $127 million, which was accompanied by an approximately equivalent reduction in the insurance recoverable asset. The revised estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The revised liability (approximately $253 million) represents the Company's estimate for claims currently pending and those which can be reasonably estimated to be asserted in a future period. The Company believes that these claims will be paid over the next 12 years. In arriving at the revised liability for Abex and Wagner, assumptions have been made regarding the number of claims anticipated to be received in the future period, the typical cost of settlement (which is sensitive to the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, and the timing of settlements.

   While management believes that the liability and receivable recorded for these claims are appropriate for anticipated losses arising from asbestos-related claims against Abex and Wagner for the covered period, given the nature and complexity of factors affecting the estimated liability and potential insurance recovery the actual liability and insurance recovery may differ. No assurance can be given that Abex and Wagner will not be subject to material additional liabilities and significant additional litigation relating to asbestos for the period covered. In the event that such liabilities exceed the amounts recorded by the Company or the remaining insurance coverage, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected.

   The ultimate liability for all pending and future claims is highly uncertain due to the difficulty of forecasting the numerous variables that can affect the liability. The Company does not believe it can reasonably determine the ultimate liability as the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, and the cost to resolve them. As additional experience is gained regarding claims or other new information becomes available regarding the potential liability, the Company will reassess its potential liability and revise the estimates as appropriate. Accordingly it is reasonably possible that the ultimate losses from asbestos-related claims will be greater than amounts recorded.

   Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for the post-August 1998 asbestos claims against Abex has the benefit of that insurance. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Company believes that based on its review of the insurance policies, the viability of the insurance carriers, and advice from outside legal counsel, it is probable that Abex will receive payments for a substantial majority of the cost of claims.

   Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner's solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Company believes that based on its review of the insurance policies, the financial viability of the insurance carriers, and advice from outside legal counsel, it is probable that Wagner will receive payment for a portion of the cost of claims. Based on the probable conclusion of collection under the insurance policies, the Company has recorded a $188 million insurance recoverable asset related to the Abex and Wagner liability.

Federal-Mogul and Fel-Pro Asbestos Litigation

   The Company also is sued in its own name as one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The Company's Fel-Pro subsidiary has also been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. Fel-Pro is a defendant in approximately 31,000 pending claims as of December 31, 2000. During 2000, approximately 3,400 new claims were filed. Over 30,000 of these claims have been transferred to a federal court where they reside subject to removal back into the tort system only if certain medical and product identification conditions are met. The Company is defending all such claims vigorously and believes that it and Fel-Pro have substantial defenses to liability and insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company and Fel-Pro as of December 31, 2000, will not have a material effect on the Company's financial position.

Aggregate of Asbestos Liability and Insurance Recoverable Asset

   The following is a summary of the asbestos liability and the insurance recoverable asset for 2000 (in millions of dollars):

                                               T&N     Abex &
                                            Companies  Wagner   Other   Total
                                            ---------  -------  -----  --------
Liability:
Balance at December 31, 1999............... $1,104.2   $ 408.8  $ 2.3  $1,515.3
  2000 provision adjustments...............    750.9    (127.2)   1.6     625.3
  2000 payments............................   (323.8)    (28.9)  (1.0)   (353.7)
  Other....................................     25.0       --     --       25.0
                                            --------   -------  -----  --------
Balance at December 31, 2000............... $1,556.3   $ 252.7  $ 2.9  $1,811.9
                                            ========   =======  =====  ========
Asset:
Balance at December 31, 1999............... $    --    $ 325.9  $ --   $  325.9
  2000 provision adjustments...............    576.7    (135.8)   --      440.9
  2000 proceeds............................      --       (2.2)   --       (2.2)
  Other....................................      6.5       --     --        6.5
                                            --------   -------  -----  --------
Balance at December 31, 2000............... $  583.2   $ 187.9  $ --   $  771.1
                                            ========   =======  =====  ========

   As of December 31, 2000, the Company has provided an aggregated liability for all of its subsidiaries and businesses with potential asbestos liability of approximately $1.8 billion for claims currently pending and those which can be reasonably expected to be asserted in a future period. The Company believes that these claims will be paid over the next 12 years. Of this amount, the Company expects to incur asbestos payments of approximately $350 million over the next 12 months and has reflected this as a current liability. This estimate is based in part on recent and historical claims experience, medical information, the impact of changes in indemnity sharing within the CCR and the current legal environment. The Company cannot reasonably estimate a liability beyond the period encompassed in its estimates as the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them.

   The Company believes that it is probable that its subsidiaries with asbestos-related liabilities and related insurance policies, the T&N Companies, Abex, Wagner and Fel-Pro will collect the recorded aggregated insurance recoverable asset of $771 million.

Environmental Matters

   The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other similar federal or state environmental laws. These laws require responsible parties to pay for cleaning up contamination resulting from hazardous wastes which were discharged into the environment by them or by others to which they sent such wastes for disposition. In addition, the Company has been notified by the United States Environmental Protection Agency and various state agencies that it may be a potentially responsible party
(PRP) under such law for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. At most of the sites that are likely to be costliest to clean up, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company's exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company's share of the total waste has generally been small. The other companies which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly-owned companies, and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental reserve was approximately $67.9 million and $74.5 million at December 31, 2000 and 1999, respectively. The 2000 decrease was primarily attributable to remediation payments made during 2000. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect to such matters.

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

Foreign Currency Risk

   The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign jurisdictions. The Company manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are primarily exposed to changes in exchange rates between the US dollar and European currencies.

   As currency exchange rates change, translation of the statements of operations of the Company's international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity for the Company's foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the US dollar as the functional currency. The Company's equity was reduced by $245.6 million and $149.7 million during 2000 and 1999, respectively, primarily due to cumulative translation adjustments resulting from the strong US dollar.

   As of December 31, 2000 and 1999, the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $356.0 million and $187.4 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $35.6 million and $18.7 million respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

   The Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs. The unrealized gains and losses on the Company's foreign currency transactions were immaterial at December 31, 2000 and 1999. All currency forward option contracts will expire within the next twelve months.

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

                           Interest Rate Sensitivity
                     Principal Amount by Expected Maturity
                            As of December 31, 2000
                             (Millions of Dollars)

                                                                                       Fair Value
                                                                                           at
                                                                                      December 31,
                          2001    2002    2003    2004    2005   Thereafter  Total        2000
                          -----  ------  ------  ------  ------  ---------- --------  ------------
Liabilities
Long-term debt,
 including current
 portion
Fixed rate..............  $44.5  $  5.5  $ 20.5  $250.6  $ 15.0   $1,875.0  $2,211.1    $  531.7
Average interest rate...   7.70%   7.68%   7.68%   7.68%   7.67%      7.68%     7.68%
Variable rate...........  $87.2  $132.5  $134.5  $940.9  $183.5   $    1.7  $1,480.3    $1,480.3
Average interest rate...   8.13%   8.12%   8.14%   8.13%   8.68%      7.43%     8.20%

                           Interest Rate Sensitivity
                     Principal Amount by Expected Maturity
                            As of December 31, 1999
                             (Millions of Dollars)

                                                                                      Fair Value
                                                                                          at
                                                                                     December 31,
                         2000    2001    2002    2003    2004   Thereafter  Total        1999
                         -----  ------  ------  ------  ------  ---------- --------  ------------
Liabilities
Long-term debt,
 including current
 portion
Fixed rate.............. $33.0  $ 44.8  $  5.8  $ 20.9  $250.5   $1,885.0  $2,240.0    $2,040.0
Average interest rate...  7.71%   7.70%   7.70%   7.68%   7.68%      7.69%     7.69%
Variable rate........... $57.8  $111.6  $118.7  $134.5  $261.5   $  186.7  $  870.8    $  870.8
Average interest rate...  7.32%   7.37%   7.38%   7.37%   7.36%      7.43%     7.37%

Commodity Price Risk

   The Company is dependent upon the supply of certain raw materials in the production process and has entered into firm purchase commitments for copper, aluminum alloy, high-grade aluminum, lead and nickel. The Company uses forward contracts to hedge against the changes in certain specific commodity prices of the purchase commitments outstanding. As of December 31, 2000, the net unrealized losses for commodity contracts were immaterial.

Item 8. Financial Statements and Supplemental Data

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                     (Millions of Dollars,
                                                   Except Per Share Amounts)
Net sales........................................  $6,013.2  $6,487.5  $4,468.7
Cost of products sold............................   4,595.9   4,709.1   3,290.2
                                                   --------  --------  --------
  Gross margin...................................   1,417.3   1,778.4   1,178.5
Selling, general and administrative expenses.....     844.6     848.9     640.8
Amortization of goodwill and other intangible
 assets..........................................     123.6     127.2      83.8
Purchased in-process research and development
 charge..........................................       --        --       18.6
Restructuring charges............................     135.7       --        7.3
Adjustment of assets held for sale and other
 long-lived assets to fair value.................      75.4       7.9      19.0
Asbestos charge..................................     184.4       --        --
Integration costs................................       --       46.9      22.4
Interest expense.................................     289.3     273.5     204.0
Interest income..................................      (4.3)     (4.6)    (10.6)
International currency exchange (gains) losses...      (0.1)     (2.7)      4.7
Net gain on British pound forward contract.......       --        --      (13.3)
Other expense, net...............................      31.0      21.4      16.3
                                                   --------  --------  --------
    Earnings (loss) before income taxes,
     extraordinary items and cumulative effect of
     change in accounting principle..............    (262.3)    459.9     185.5
Income tax expense...............................      19.2     180.9      93.6
                                                   --------  --------  --------
    Earnings (loss) before extraordinary items
     and cumulative effect of change in
     accounting principle........................    (281.5)    279.0      91.9
Extraordinary items--loss on early retirement of
 debt, net of applicable income tax benefits.....       --       23.1      38.2
Cumulative effect of change in accounting for
 costs of start-up activities, net of applicable
 income tax benefit..............................       --       12.7       --
                                                   --------  --------  --------
    Net earnings (loss)..........................    (281.5)    243.2      53.7
Preferred dividends, net of related tax benefit..       2.0       2.4       3.6
                                                   --------  --------  --------
Net Earnings (Loss) Available for Common
 Shareholders....................................  $ (283.5) $  240.8  $   50.1
                                                   ========  ========  ========
Earnings (Loss) Per Common Share:
Basic
  Earnings (loss) before extraordinary items and
   cumulative effect of change in accounting
   principle.....................................  $  (4.02) $   3.96  $   1.84
  Extraordinary items--loss on early retirement
   of debt, net of applicable income tax
   benefits......................................       --       (.34)     (.80)
Cumulative effect of change in accounting for
 costs of start-up activities, net of applicable
 income tax benefit..............................       --       (.18)      --
                                                   --------  --------  --------
    Net Earnings (Loss) Available for Common
     Shareholders................................  $  (4.02) $   3.44  $   1.04
                                                   ========  ========  ========
Diluted
  Earnings (loss) before extraordinary items and
   cumulative effect of change in accounting
   principle.....................................  $  (4.02) $   3.59  $   1.67
  Extraordinary items--loss on early retirement
   of debt, net of applicable income tax
   benefits......................................       --       (.28)     (.71)
  Cumulative effect of change in accounting for
   costs of start-up activities, net of
   applicable income tax benefit.................       --       (.15)      --
                                                   --------  --------  --------
    Net Earnings (Loss) Available for Common
     Shareholders................................  $  (4.02) $   3.16  $    .96
                                                   ========  ========  ========

          See accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                           -------------------
                                                             2000       1999
                                                           ---------  --------
                                                              (Millions of
                                                                Dollars)
                          ASSETS
Cash and equivalents...................................... $   107.2  $   64.5
Accounts receivable.......................................     512.8     514.6
Investment in accounts receivable securitization..........     229.1     232.2
Inventories...............................................     808.6     883.6
Deferred taxes............................................     284.0     128.1
Prepaid expenses and income tax benefits..................     195.1     203.5
                                                           ---------  --------
    Total Current Assets..................................   2,136.8   2,026.5
Property, plant and equipment, net........................   2,388.8   2,503.7
Goodwill, net.............................................   3,303.1   3,547.8
Other intangible assets, net..............................     746.4     796.3
Asbestos-related insurance recoverable....................     771.1     325.9
Other noncurrent assets...................................     908.8     745.0
                                                           ---------  --------
    Total Assets.......................................... $10,255.0  $9,945.2
                                                           =========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt, including current portion of long-term
 debt..................................................... $   147.8  $  190.8
Accounts payable..........................................     431.9     621.9
Accrued compensation......................................     157.8     182.9
Restructuring and rationalization reserves................     107.9      46.0
Current portion of asbestos liability.....................     350.0     180.0
Interest payable..........................................      94.4      79.0
Other accrued liabilities.................................     414.0     482.0
                                                           ---------  --------
    Total Current Liabilities.............................   1,703.8   1,782.6
Long-term debt............................................   3,559.7   3,020.0
Long-term portion of asbestos liability...................   1,461.9   1,335.3
Postemployment benefits...................................     637.6     661.9
Other accrued liabilities.................................     709.3     454.9
Minority interest in consolidated subsidiaries............      57.5      40.3
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trustholding solely convertible
 subordinated debentures of the Company(1)................     575.0     575.0
Shareholders' Equity:
  Series C ESOP preferred stock...........................      38.1      41.5
  Common stock............................................     352.5     352.1
  Additional paid-in capital..............................   1,778.6   1,782.4
  Retained earnings (accumulated deficit).................    (113.5)    170.3
  Unearned ESOP compensation..............................       --       (7.9)
  Accumulated other comprehensive loss....................    (504.7)   (262.1)
  Other...................................................      (0.8)     (1.1)
                                                           ---------  --------
    Total Shareholders' Equity............................   1,550.2   2,075.2
                                                           ---------  --------
    Total Liabilities and Shareholders' Equity............ $10,255.0  $9,945.2
                                                           =========  ========

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

         See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                                 -----------------------------
                                                  2000      1999       1998
                                                 -------  ---------  ---------
                                                    (Millions of Dollars)
Cash Provided From (Used By) Operating
 Activities
 Net earnings (loss)............................ $(281.5) $   243.2  $    53.7
 Adjustments to reconcile net earnings (loss) to
  net cash provided from (used by) operating
  activities:
  Depreciation and amortization.................   374.4      354.9      228.0
  Purchased in-process research and development
   charge.......................................     --         --        18.6
  Restructuring charges.........................   135.7        --         7.3
  Adjustment of assets held for sale and other
   long-lived assets to fair value..............    75.4        7.9       19.0
  Asbestos charge...............................   184.4        --         --
  Loss on early retirement of debt..............     --        36.6       58.1
  Cumulative effect of change in accounting
   principle....................................     --        19.5        --
  Vesting of restricted stock...................     0.8        1.4        0.7
  Postemployment benefits.......................    (9.1)     (18.8)      10.9
  (Increase) decrease in accounts receivable....    38.1      (33.4)      37.5
  Decrease in inventories.......................    40.7      117.2       55.9
  Increase (decrease) in accounts payable.......  (175.4)     149.7        5.4
  Changes in other current liabilities and other
   current assets...............................  (114.4)     (57.0)      (2.4)
  Payments against restructuring and
   rationalization reserves.....................   (72.2)     (80.6)     (78.0)
  Payments against asbestos liability...........  (351.4)    (178.2)     (89.2)
                                                 -------  ---------  ---------
   Net Cash Provided From (Used By) Operating
    Activities..................................  (154.5)     562.4      325.5
Cash Provided From (Used By) Investing
 Activities
 Expenditures for property, plant and equipment
  and other long-term
  assets, net...................................  (313.3)    (395.2)    (228.5)
 Proceeds from sales of businesses..............    66.6       53.3       53.4
 Proceeds from sale of options..................     --         --        39.1
 Business acquisitions, net of cash acquired....     --      (371.2)  (4,225.2)
 Other..........................................     2.4        --         --
                                                 -------  ---------  ---------
   Net Cash Used By Investing Activities........  (244.3)    (713.1)  (4,361.2)
Cash Provided From (Used By) Financing
 Activities
 Issuance of common stock.......................     --         1.2    1,382.2
 Proceeds from issuance of long-term debt.......   689.0    2,123.0    6,197.5
 Principal payments on long-term debt...........  (145.3)  (2,251.5)  (3,927.6)
 Increase (decrease) in short-term debt.........   (25.9)      (3.0)       0.5
 Fees paid for debt issuance and other
  securities....................................    (4.6)     (25.5)     (76.6)
 Fees for early retirement of debt..............     --         --       (27.4)
 Sale (repurchase) of accounts receivable under
  securitization................................   (62.1)     304.3       42.6
 Dividends......................................    (4.0)      (4.3)     (10.4)
 Other..........................................    (5.6)      (6.2)      (9.3)
                                                 -------  ---------  ---------
   Net Cash Provided From Financing Activities..   441.5      138.0    3,571.5
                                                 -------  ---------  ---------
   Increase (Decrease) in Cash and Equivalents..    42.7      (12.7)    (464.2)
Cash and equivalents at beginning of year.......    64.5       77.2      541.4
                                                 -------  ---------  ---------
   Cash and Equivalents at End of Year.......... $ 107.2  $    64.5  $    77.2
                                                 =======  =========  =========

          See accompanying Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                Series C                                   Retained                 Accumulated
                                  ESOP    Series D & E        Additional   Earnings     Unearned       Other
                                Preferred  Preferred   Common  Paid-In   (Accumulated     ESOP     Comprehensive
                                  Stock      Stock     Stock   Capital     Deficit)   Compensation     Loss      Other   Total
                                --------- ------------ ------ ---------- ------------ ------------ ------------- -----  --------
                                                                     (Millions of Dollars)
Balance at January 1, 1998..      $49.0         --     $201.0  $  332.6    $(123.6)      $(21.8)      $ (65.7)   $(2.2) $  369.3
Net earnings..........                                                        53.7                                          53.7
Currency translation..                                                                                           (36.7)    (36.7)
Other.................                                                                                            (3.6)     (3.6)
                                                                                                                        --------
 Total Comprehensive
  Income..............                                                                                                      13.4
Issuance of Series E
 preferred stock......                      $ 225.0                                                                        225.0
Issuance of stock.....                        (92.3)    135.8   1,338.4                                           (0.3)  1,381.6
Retirement of Series C
 ESOP preferred
 stock................             (4.6)                                                                                    (4.6)
Amortization of
 unearned ESOP
 compensation.........                                                                      6.7                              6.7
Dividends.............                                            (10.4)                                                   (10.4)
Preferred dividend tax
 benefits.............                                              5.2                                                      5.2
                                  -----     -------    ------  --------    -------       ------       -------    -----  --------
Balance at December 31, 1998..     44.4       132.7     336.8   1,665.8      (69.9)       (15.1)       (106.0)    (2.5)  1,986.2
Net earnings..........                                                       243.2                                         243.2
Currency translation..                                                                                 (149.7)            (149.7)
Other.................                                                                                   (6.4)              (6.4)
                                                                                                                        --------
 Total Comprehensive
  Income..............                                                                                                      87.1
Conversion of Series E
 preferred stock......                      (132.7)      15.2     117.5                                                      --
Issuance of stock,
 net..................                                    0.1      (1.1)                                           1.4       0.4
Retirement of Series C
 ESOP preferred
 stock................                        (2.9)                                                                        (2.9)
Amortization of
 unearned ESOP
 compensation.........                                                                      7.2                              7.2
Dividends.............                                             (1.3)      (3.0)                                         (4.3)
Preferred dividend tax
 benefits.............                                              1.5                                                      1.5
                                  -----     -------    ------  --------    -------       ------       -------    -----  --------
Balance at December 31, 1999..     41.5         --      352.1   1,782.4      170.3         (7.9)       (262.1)    (1.1)  2,075.2
Net loss..............                                                      (281.5)                                       (281.5)
Currency translation..                                                                                 (245.6)            (245.6)
Other.................                                                                                    3.0                3.0
                                                                                                                        --------
 Total Comprehensive
  Loss................                                                                                                    (524.1)
Issuance of stock,
 net..................                                    0.4      (0.7)                                           0.3       --
Retirement of Series C
 ESOP Preferred
 stock................             (3.4)                           (3.1)                                                    (6.5)
Amortization of
 unearned ESOP
 compensation.........                                                                      7.9                              7.9
Dividends.............                                                        (4.0)                                         (4.0)
Preferred dividend tax
 benefits.............                                                         1.7                                           1.7
                                  -----     -------    ------  --------    -------       ------       -------    -----  --------
Balance at December 31, 2000..    $38.1     $   --     $352.5  $1,778.6    $(113.5)      $  --        $(504.7)   $(0.8) $1,550.2
                                  =====     =======    ======  ========    =======       ======       =======    =====  ========

          See accompanying Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

   Organization: Federal-Mogul is an automotive parts manufacturer providing innovative solutions and systems to global customers in the automotive, small engine, heavy-duty and industrial markets. The Company manufactures engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, sintered products, sealing systems, fuel systems, wipers, lighting, ignition, brake, friction and chassis products. The Company's principal customers include many of the world's original equipment ("OE") manufacturers of such vehicles and industrial products. The Company also manufactures and supplies its products and related parts to the aftermarket.

   Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

   Cash and Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

   Inventories: Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 48% and 50% of the inventory at December 31, 2000 and 1999, respectively. The remaining inventories are recorded using the first-in, first-out (FIFO) method. If inventories had been valued at current cost, amounts reported would have been increased by $40.5 million and $30.6 million as of December 31, 2000 and 1999, respectively.

   Inventory quantity reductions resulting in liquidations of certain LIFO inventory layers increased net earnings by $2.2 million, $3.2 million and $3.4 million ($.03, $.04 and $.06 per diluted share) in 2000, 1999 and 1998, respectively.

   At December 31, inventories consisted of the following:

                                                            2000        1999
                                                         ----------  ----------
                                                         (Millions of Dollars)
      Finished products................................. $    545.8  $    638.9
      Work-in-process...................................      136.3       133.1
      Raw materials.....................................      155.8       138.1
                                                         ----------  ----------
                                                              837.9       910.1
      Reserve for inventory valuation...................      (29.3)      (26.5)
                                                         ----------  ----------
                                                         $    808.6  $    883.6
                                                         ==========  ==========

   Goodwill and Other Intangible Assets: At December 31, goodwill and other intangible assets, which result principally from acquisitions, consisted of the following:

                                                  Estimated
                                                 Useful Life   2000      1999
                                                 ----------- --------  --------
                                                               (Millions of
                                                                 Dollars)
      Goodwill..................................    40 years $3,557.6  $3,725.7
      Accumulated amortization..................               (254.5)   (177.9)
                                                             --------  --------
        Total Goodwill..........................             $3,303.1  $3,547.8
                                                             ========  ========
      Trademarks................................    40 years $  418.1  $  415.7
      Developed technology...................... 12-30 years    337.1     368.1
      Assembled workforce.......................    15 years     71.8      76.9
      Other.....................................  5-20 years     27.1      14.4
                                                             --------  --------
                                                                854.1     875.1
      Accumulated amortization..................               (107.7)    (78.8)
                                                             --------  --------
        Total Other Intangible Assets...........             $  746.4  $  796.3
                                                             ========  ========

   Intangible assets are periodically reviewed for impairment indicators. If impairment indicators exist, an assessment of undiscounted future cash flows related to assets held for use or fair value for assets held for sale are evaluated accordingly. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Impairment charges recorded in 2000, 1999 and 1998 related primarily to assets held for sale.

   Revenue Recognition: The Company recognizes revenue, estimated returns from product sales and related incentives when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. The Company generally records sales upon shipment of product to customers and transfer of title under standard commercial terms.

   Shipping and Handling Costs: The Company recognizes shipping and handling costs as a component of cost of products sold in the statement of operations.

   Recoverable Customer Engineering and Tooling: Pre-production tooling and engineering costs that the Company will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides the Company the noncancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. Pre-production tooling and engineering costs that are owned by the Company are capitalized as part of machinery and equipment.

   Research and Development and Advertising Costs: The Company expenses research and development costs as incurred. Research and development expense was $127.8 million, $128.0 million and $85.0 million for 2000, 1999 and 1998, respectively.

   Costs associated with advertising and promotion are expensed as incurred. Advertising and promotion expense was $68.6 million, $59.8 million and $45.9 million for 2000, 1999 and 1998, respectively.

   Currency Translation: Exchange adjustments related to international currency transactions and translation adjustments for subsidiaries whose functional currency is the United States dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of operations. Translation adjustments of international subsidiaries for which the local currency is the functional currency are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Deferred taxes are not provided as the earnings of the subsidiaries are considered to be permanently reinvested.

   Environmental Liabilities: The Company recognizes environmental liabilities when a loss is probable and reasonably estimable. Such liabilities are generally not subject to insurance coverage. Engineering and legal specialists within the Company, based on current law and existing technologies, estimate each environmental obligation. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties will be able to fulfill their commitments at the sites where the Company may be jointly and severally liable with such parties (refer to Note 16, "Litigation and Environmental Matters").

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

   Interest rate differentials to be paid or received as a result of settled interest rate lock agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. Recorded amounts related to derivative contracts are included in other assets or liabilities. The fair values of interest rate lock agreements and forward contracts are not recognized in the financial statements. There were no interest rate locks outstanding at December 31, 2000, 1999 or 1998.

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

   Comprehensive Income: The Company displays comprehensive income in the Consolidated Statements of Shareholders' Equity. At December 31, 2000, 1999 and 1998, accumulated other comprehensive loss consisted of $497.6 million, $252.0 million and $102.3 million of foreign currency translation adjustments, respectively, and $7.1 million, $10.1 million and $3.7 million of other comprehensive loss, primarily minimum pension funding, net of tax, respectively.

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

   Effect of Accounting Pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board ("FASB") in June 1998. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. In June 2000, the FASB issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No.
133. The Company has implemented the appropriate systems and processes to adopt these statements effective January 1, 2001. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions, the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cashflow hedge transactions, the fair value of the derivative instrument will be reported in other comprehensive income. The ineffective portion of all hedges will be recognized in current-period earnings. The statements provide for the recognition of a cumulative adjustment for an accounting change, as of the date of adoption. The Company estimates that it will record a net-of-tax cumulative-effect-type loss of approximately $350,000 in accumulated other comprehensive income to recognize at fair value all derivative instruments that will be designated as cashflow hedges. The adjustment to current earnings for fair value hedges is not material. The adoption of this standard will also impact assets and liabilities on the balance sheet.

   In October 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of SFAS No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities.

This statement is effective for accounts receivable securitization programs entered into after March 2001. The Company's current accounts receivable securitization program expires June 2001 and is not required to comply with the new accounting provisions of SFAS No. 140. The expanded disclosure requirements of SFAS No. 140 are provided in Note 7.

   In November 2000, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on issue No. 00-14, Accounting for Certain Sales Incentives. The EITF addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by customers as a result of a single transaction. EITF No. 00-14 is required to be applied beginning April 1, 2001. The effect of the adoption has not been finalized, however the, Company believes that the adoption will not have a material impact on its financial statements.

2. Acquisitions of Businesses

1999 Acquisitions:

   In May 1999, the Company completed its acquisition of the piston division of Alcan Deutschland GmbH (Alcan) in Germany, a subsidiary of Alcan Aluminum Ltd. in Canada. The division manufactures pistons for passenger cars and commercial vehicles under the Nural brand name. The piston division employs approximately 1,100 people with 1998 annual sales of approximately $150 million.

   Also in January 1999, the Company completed its acquisition of certain manufacturing operations of Crane Technologies, Inc. (Crane) to increase its camshaft capacity. Its two plants, located in Orland, Indiana and Jackson, Michigan, employ approximately 230 people with 1998 annual sales of approximately $36 million.

1998 Acquisitions:

T&N:

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

Fel-Pro

   In February 1998, the Company acquired Fel-Pro, Incorporated and certain affiliated entities which constitute the operating businesses of the Fel-Pro group of companies (Fel-Pro), a privately-owned gasket manufacturer headquartered in Skokie, Illinois, for a total consideration of approximately $722 million, which included 1,030,326 shares of Federal-Mogul Series E Stock with an imputed value of $225 million and approximately $497 million in cash. Fel-Pro is a leading gasket manufacturer in the North American aftermarket and OE heavy-duty market.

   The 1999 and 1998 acquisitions have been accounted for as purchases and, accordingly, the total consideration was allocated to the acquired assets and assumed liabilities based on estimated fair values as of the acquisition dates. The consolidated statements of operations for the years ended December 31, 1999 and 1998 include the operating results of the acquired businesses, exclusive of the T&N Bearings Business and the Fel-Pro Chemical Business (refer to "Divestiture of Acquired Businesses" below) from their respective acquisition dates.

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

   The Company paid $10.7 million and $72.2 million related to these rationalization reserves in 2000 and 1999, respectively. Also during 1999, the Company made adjustments to reduce the rationalization reserves, with an offsetting amount to goodwill, of $47.9 million. These adjustments related to the finalization of rationalization plans. As of December 31, 2000, remaining rationalization reserves were $18.0 million, primarily relating to the closure of several Powertrain Systems facilities in Europe and the consolidation of aftermarket warehouses in Europe. These costs are expected to be paid in 2001.

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

Pro Forma Results

   The following unaudited pro forma financial information for the year ended December 31, 1998 assumes the T&N, Cooper Automotive and Fel-Pro acquisitions occurred as of January 1, 1998, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt, divestitures of the T&N Bearings Business and Fel-Pro Chemical Business, 1998 equity offerings and income tax effects. The pro forma results (in millions of dollars, except per share data) have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisitions of T&N, Cooper Automotive and Fel-Pro been consummated on the date indicated, nor are they necessarily indicative of the Company's future results of operations.

                   Unaudited Pro Forma Financial Information
                (Millions of Dollars, Except Per Share Amounts)

                                                                    For the Year
                                                                       Ended
                                                                    December 31,
                                                                        1998
                                                                    ------------
      Net sales....................................................   $6,444.1
      Net earnings.................................................   $  152.0
      Earnings per share...........................................   $   2.12
      Earnings per share assuming dilution.........................   $   1.95

3. Sales of Businesses

   In 2000, the Company sold its OCS filter business, its minority interest in a German OE operation, its Greek aftermarket operation, one of its US sintered products operations and its India sintered products operation. In the aggregate these businesses had approximately $28.5 million in sales in 1999 and employed approximately 675 people. The total proceeds were $66.6 million. The company did not record a significant gain or loss on these transactions, individually or in the aggregate.

   In 1999, the Company sold its subsidiary, Bertolotti Pietro e Figli, S.r.l. (Bertolotti), an Italian aftermarket operation. In 1998, the Company recognized a $19.0 million charge primarily associated with the writedown of Bertolotti's assets to their estimated fair value. In 1999, the Company recognized an additional $7.9 million loss associated with the writedown of Bertolotti's assets to their fair value resulting from the sale. Offsetting the loss was a tax benefit of $7.9 million resulting from the sale.

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

4. Restructuring Charges

   In 2000, the Company recognized $135.7 million of restructuring charges related to severance and exit costs. Employee severance costs of $105.8 million and exit costs of $29.9 million resulted from the planned closure of certain North American aftermarket branch warehouses and distribution centers; consolidation of the Company's heavy-wall bearings business; the closure of certain Australian and Taiwanese sales, administrative and distribution facilities; the consolidation of certain administrative and human resource functions in Europe; reorganization of the America's friction business; closure of one of the Company's European R&D centers, consolidation of an administrative facility at the Company's Ohio ignition facility and various other programs in North America, South America and Europe. Net employee reductions are expected to be approximately 2,850 comprised of 4,750 reductions associated with facility closings offset by 1,900 new hires in new or expanded facilities. As part of the 2000 restructuring plan approximately 1,400 employees were severed and 30 facilities were closed or consolidated.

   In 2000, the Company recorded a $75.4 million charge primarily associated with the actions of the 2000 restructuring program. Included in this charge is a write-down of assets to their fair value for the closure of aftermarket branch warehouses and distribution centers, the Company's Ohio administrative facility, a European R&D center and certain facilities associated with the reorganization of the America's friction business.

   In 1999, the Company recognized $13.2 million of restructuring charges related to severance and exit costs. Employee severance costs of $11.1 million resulted from planned terminations in certain European operations of the Company, employees at the Company's Milan, Michigan plant, and certain executive severances. The severance costs were based on the estimated amounts that will be paid to the affected employees pursuant to the Company's workforce reduction policies and certain governmental regulations. Total headcount reductions are expected to be approximately 250 employees. Exit costs of $2.1 million were related to the closing of the Company's Milan plant and French bearing operations. As of December 31, 2000, approximately 250 employees were severed in connection with the 1999 restructuring plan.

   Also in 1999, the Company recognized $13.2 million of reversals of restructuring charges recorded in previous years. These reversals resulted primarily from lower than expected employee severance costs principally associated with the reduction of the aftermarket sales force and consolidation of certain operations in the Americas.

   In 1998, as a result of the T&N, Cooper Automotive and Fel-Pro acquisitions, the Company recognized $16.3 million of restructuring charges related to restructuring the Company's operations in place prior to these acquisitions. The restructuring charges were primarily for employee severance costs, which resulted from terminations in various business operations of the Company. The severance costs were based on the amounts paid to the affected employees pursuant to the Company's workforce reduction policies and certain foreign governmental regulations.

   Also in 1998, the Company recognized restructuring credits of $9.0 million for a reversal of charges recorded in previous years. The Company was able to sell, rather than liquidate, its retail operations in Puerto Rico, causing this reversal.

   The following is a summary of restructuring charges and related activity for 2000, 1999 and 1998 (in millions of dollars):

                                              Restructuring Provision
                          ------------------------------------------------------------------
                             1995-1997          1998             1999             2000
                          ---------------  ---------------  ---------------  ---------------
                          Severance Exit   Severance Exit   Severance Exit   Severance Exit   Total
                          --------- -----  --------- -----  --------- -----  --------- -----  ------
Balance of restructuring
 reserves at January 1,
 1998...................    $22.2   $14.8                                                     $ 37.0
 1998 restructuring
  charges...............      --      --     $16.0   $ 0.3                                      16.3
 Adjustment to
  restructuring
  reserves..............     (4.6)   (4.4)     --      --                                       (9.0)
                            -----   -----    -----   -----                                    ------
1998 restructuring
 charges (net)..........     (4.6)   (4.4)    16.0     0.3                                       7.3
Payments against
 restructuring
 reserves...............     (7.2)   (5.9)    (3.3)    --                                      (16.4)
                            -----   -----    -----   -----                                    ------
Balance of restructuring
 reserves at December
 31, 1998...............     10.4     4.5     12.7     0.3                                      27.9
 1999 restructuring
  charges...............                                      $11.1   $ 2.1                     13.2
 Adjustment to
  restructuring
  reserves..............     (4.0)   (2.9)    (6.1)   (0.2)     --      --                     (13.2)
                            -----   -----    -----   -----    -----   -----                   ------
1999 restructuring
 charges (net)..........     (4.0)   (2.9)    (6.1)   (0.2)    11.1     2.1                      --
Payments and charges
 against restructuring
 Reserves...............     (6.4)   (1.6)    (0.8)   (0.1)    (3.1)   (0.2)                   (12.2)
                            -----   -----    -----   -----    -----   -----                   ------
Balance of restructuring
 reserves at December
 31, 1999...............      --      --       5.8     --       8.0     1.9                     15.7
2000 restructuring
 charges................                                                      $105.8   $29.9   135.7
Payments and charges
 against restructuring
 Reserves...............                      (3.1)            (5.5)   (1.9)   (46.8)   (4.2)  (61.5)
                            -----   -----    -----   -----    -----   -----   ------   -----  ------
Balance of restructuring
 reserves at December
 31, 2000...............    $ --    $ --     $ 2.7   $ --     $ 2.5   $ --    $ 59.0   $25.7  $ 89.9
                            =====   =====    =====   =====    =====   =====   ======   =====  ======

5. British Pound Forward Contract

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

   The Company entered into the above transaction to serve as an economic hedge for the purchase of T&N. However, this transaction did not qualify for hedge accounting under US GAAP, and therefore is reflected in the consolidated statement of operations caption "Net gain on British pound forward contract" .

6. Debt

   Long-term debt at December 31 consists of the following:

                                                                2000     1999
                                                              -------- --------
                                                                (Millions of
                                                                  Dollars)
   Senior Credit Agreements:
     Term loans.............................................. $  706.0 $  750.0
     Multi-currency revolving credit facility................    744.5     65.0
   Notes due 2004 -- 7.5%, issued in 1998....................    249.7    249.6
   Notes due 2006 -- 7.75%, issued in 1998...................    399.9    399.9
   Notes due 2006 -- 7.375%, issued in 1999..................    398.8    398.6
   Notes due 2009 -- 7.5%, issued in 1999....................    597.9    597.6
   Notes due 2010 -- 7.875%, issued in 1998..................    349.3    349.2
   Medium-term notes -- due between 2001 and 2005, average
    rate of 8.8%,
    issued in 1994 and 1995..................................     84.0    104.0
   Senior notes -- due in 2007, rate of 8.8%, issued in
    1997.....................................................    124.7    124.7
   ESOP obligation, average rate of 7.19%....................      --       7.9
   Other.....................................................     36.6     64.3
                                                              -------- --------
                                                               3,691.4  3,110.8
   Less current maturities included in short-term debt.......    131.7     90.8
                                                              -------- --------
                                                              $3,559.7 $3,020.0
                                                              ======== ========

   In December 2000, the Company executed its fourth amended and restated credit agreement, ("Senior Credit Agreements"). The Senior Credit Agreements provide for an additional term loan of $150 million and a senior secured revolving credit facility of $200 million. In addition to the pledge of capital stock described below, the Company provided collateral in the form of a pledge of its domestic inventories, domestic accounts receivable not otherwise sold under securitizations, domestic plant, equipment and real property, and its domestic intellectual property. This increased the Company's borrowing limits under the Senior Credit Agreements to $2.1 billion. The Company had $1.45 billion outstanding under these Senior Credit Agreements as of December 31, 2000, which are due from 2001 to 2005 with an average interest rate of 8.15%. In January 2001, the Company borrowed $150 million on its new term loan. In March 2001, the Company amended its Senior Credit Agreements to modify certain covenants.

   The Company has pledged 100% of the capital stock of certain United States subsidiaries, 65% of capital stock of certain foreign subsidiaries and certain intercompany loans to secure the Senior Credit Agreements of the Company. Certain of such pledges also extend to the Notes, Medium-Term Notes and Senior Notes. In addition, certain subsidiaries of the Company have guaranteed the senior debt (refer to Note 18, "Consolidating Condensed Financial Information of Guarantor Subsidiaries").

   The agreement relating to the facilities described above contains restrictive covenants. The more significant of these covenants are requirements for the maintenance of consolidated net worth; a consolidated leverage ratio; cash flow coverage; limitations on the early retirement of debt; additional borrowings; and payment of common dividends. The agreement includes a provision which would result in all of the unpaid principal and accrued interest of the facilities becoming due immediately upon a change of control in ownership of the Company.

   In February 1999, the Company entered into a $1.75 billion senior credit agreement at variable interest rates, which contained a $1.0 billion multicurrency revolving credit facility and two term loan components. As a result of these transactions, the Company recognized an extraordinary charge in the first quarter of 1999 of approximately $14.6 million, net of tax, related to the early extinguishment of debt. This financing arrangement was subsequently replaced with the 2000 Senior Credit Agreements.

   In January 1999, the Company issued $1.0 billion of bonds with maturities ranging from seven to ten years, a weighted average yield of 7.53% and a weighted average coupon of 7.45%. Proceeds were used to repay borrowings under the previous Senior Credit Agreements. As a result of this transaction, the Company recognized an extraordinary charge in the first quarter of 1999 of approximately $8.5 million, net of tax, related to early extinguishment of debt.

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

   The ESOP obligation represented the unpaid principal balance on an 11-year loan entered into by the Company's ESOP in 1989. Proceeds of the loan were used by the ESOP to purchase the Company's Series C ESOP preferred stock. Company contributions and dividends on the preferred shares held by the ESOP were used to meet semi-annual principal and interest obligations. The ESOP obligation was paid off fully in November 2000.

   The weighted average interest rate for the Company's short-term debt was approximately 6.88% and 7.42% as of December 31, 2000 and 1999, respectively.

   Aggregate maturities of long-term debt for each of the years following 2001 are, in millions: 2002 -- $138.0; 2003 -- $155.0; 2004 -- $1,191.5; 2005 --
$198.5; and thereafter $1,876.7.

   Interest paid in 2000, 1999 and 1998 was $273.9 million, $240.3 million and $173.4 million, respectively.

7. Financial Instruments

Foreign Exchange Risk and Commodity Price Management

   The Company is subject to exposure to market risks from changes in foreign exchange rates and raw material price fluctuations. Derivative financial instruments are utilized by the Company to reduce those risks. Except for the British pound forward contract discussed in Note 5, the Company does not hold or issue derivative financial instruments for trading purposes.

   As of December 31, 2000, the Company has foreign exchange forward contracts principally for British pound exposures relating to the United States dollar and for Euro exposures relating to the United States dollar. The Company also has foreign exchange forward contracts for United States dollar exposure relating to the Canadian dollar and the Japanese Yen and British pound exposures relating to the Euro. At December 31, 2000, the unrealized gains or losses relating to these contracts were not material.

   The Company enters into copper, aluminum alloy, high grade aluminum, lead and nickel contracts to hedge against the risk of price increases. These contracts are expected to offset the effects of price changes on the firm purchase commitments for copper, aluminum and nickel. Under the agreements, the Company was committed to purchase approximately 4.8, 1.5, 1.9, 0.6 and 1.1 million pounds of copper, aluminum alloy, high-grade aluminum, lead, and nickel respectively. The net unrealized gain on these firm purchase commitments were not material.

   Deferred gains and losses are included in other assets and liabilities and recognized in operations when the future purchase, sale or payment (in the case of the asbestos liability) occurs, or at the point in time when the purchase, sale or payment is no longer expected to occur.

Accounts Receivable Securitization

   In June 2000, the Company entered into a new $420 million accounts receivable securitization agreement replacing the existing $450 million agreement. The facility's maturity date is June 28, 2001. In December 2000, the Company modified certain provisions of the existing facility; however the amount and maturity remained the same.

   In July 1999, the Company entered into a new $450 million accounts receivable securitization agreement replacing the existing $150 million agreement. The facility matured on June 28, 2000. Net proceeds were used to repay borrowings under the Senior Credit Agreements' multicurrency revolving credit facility.

   On an ongoing basis, the Company sells certain accounts receivable to Federal-Mogul Funding Corporation (FMFC), a special purpose wholly-owned subsidiary of the Company, which then sells such receivables, without recourse, to a financial conduit. Amounts excluded from the balance sheets under these arrangements were $348.1 million and $410.1 million at December 31, 2000 and 1999, respectively. The Company's retained interest in the accounts receivable sold to FMFC is included in the consolidated balance sheet caption "Investment in Accounts Receivable Securitization".

   For the years ended December 31, 2000 and 1999, the Company, at the point of sale, assumed a discount rate of 1.6% and .75%, respectively. The following table summarizes the cash flow movements between the FMFC and the Company:

                                                             2000      1999
                                                           --------  --------
                                                             (Millions of
                                                               Dollars)
      Proceeds from accounts receivable sales............. $3,773.8  $4,010.3
      Servicing fees received.............................      3.8       3.2
      Loss on sales of accounts receivable................    (58.8)    (27.7)
      Payments received on investment in accounts
       receivable.........................................    251.9     252.6

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

   The Company does not generally require collateral for its trade accounts receivable or those assets included in the investment in accounts receivable securitization. The allowance for doubtful accounts of $66.5 million and $69.3 million at December 31, 2000 and 1999, respectively, is based upon the expected collectibility of trade accounts receivable.

Fair Value of Financial Instruments

   The carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable, investment in accounts receivable securitization, accounts payable and short-term debt approximate their fair values. The carrying amounts and estimated fair values of the Company's long-term debt, including the current portion were $3,691.4 million and $2,012.0 million, respectively, at December 31, 2000. The carrying amounts and estimated fair values of the Company's long-term debt, including the current portion were $3,110.8 million and $2,910.8 million, respectively, at December 31, 1999. The fair value of the long-term debt is estimated using discounted cash flow analysis and the Company's current incremental borrowing rates and credit ratings for similar types of arrangements.

8. Property, Plant and Equipment

   Property, plant and equipment are stated at cost and include expenditures that materially extend the useful lives of existing buildings, machinery and equipment.

   Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Depreciation expense for the years ended December 31, 2000, 1999 and 1998, was $248.4 million, $221.4 million and $144.2 million, respectively.

   At December 31, property, plant and equipment consisted of the following:

                                                  Estimated
                                                 Useful Life   2000      1999
                                                 ----------- --------  --------
                                                               (Millions of
                                                                 Dollars)
      Land......................................         --  $  121.8  $  145.7
      Buildings and building improvements....... 24-40 years    503.5     496.1
      Machinery and equipment...................  3-12 years  2,442.2   2,402.9
                                                             --------  --------
                                                              3,067.5   3,044.7
      Accumulated depreciation..................               (678.7)   (541.0)
                                                             --------  --------
                                                             $2,388.8  $2,503.7
                                                             ========  ========

   Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are, in millions: 2001 -- $35.0; 2002 -- $29.7; 2003 -- $23.1; 2004 -- $21.0, 2005 -- $19.5 and thereafter $52.0.

   Total rental expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was $54.0 million, $52.6 million and $46.5 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

9. Capital Stock and Preferred Share Purchase Rights

   The Company's articles of incorporation authorize the issuance of 260,000,000 shares of common stock, of which 70,619,319 shares, 70,422,525 shares and 67,233,216 shares were outstanding at December 31, 2000, 1999 and 1998, respectively.

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

   The Series C ESOP Convertible Preferred Stock shares of stock are used to fund a portion of the Company's matching contributions within the Salaried Employees' Investment Program. The Series C ESOP preferred stock is convertible into shares of the Company's common stock at a rate of two shares of common stock for each share of preferred stock. The preferred shares have a guaranteed price of $63.75/share. There were 597,691, 701,758 and 724,644 shares of Series C ESOP preferred stock outstanding at December 31, 2000, 1999 and 1998, respectively. The Series C ESOP preferred shares pay dividends at a rate of 7.5%. The Company repurchased and retired 101,010, 28,549 and 38,295 Series C ESOP preferred shares valued at $6.5 million, $2.9 million and $4.6 million during 2000, 1999 and 1998, respectively. All of the repurchases represent plan distributions or fund transfers for participants in the plan.

   The charge to operations for the cost of the ESOP was $5.8 million in 2000, $5.5 million in 1999 and $5.2 million in 1998. The Company made cash contributions to the plan of $8.3 million in 2000, $8.2 million in 1999 and $8.2 million in 1998, including preferred stock dividends of $3.1 million in 2000, $3.4 million in 1999 and $3.6 million in 1998. ESOP shares are released as principal and interest on the debt is paid. The ESOP Trust used the preferred dividends not allocated to employees to make principal and interest payments on the debt which was repaid in 2000. Compensation expense is measured based on the fair value of shares committed to be released to employees. Dividends on ESOP shares are treated as a reduction of shareholders' equity in the period declared. The number of allocated shares and suspense shares held by the ESOP were 597,691 and none at December 31, 2000, 621,088 and 80,670 at December 31, 1999 and 563,995 and 160,649 at
December 31, 1998, respectively. There were no committed-to-be-released shares at December 31, 2000, 1999 and 1998. Any repurchase of the ESOP shares is strictly at the option of the Company.

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

   The shares of the TCP Securities are convertible, at the option of the holder, into the Company's common stock at an equivalent conversion price of approximately $51.50 per share, subject to adjustment in certain events. The TCP Securities and the Debentures became redeemable, at the option of the Company, on or after December 6, 2000 at a redemption price, expressed as a percentage of principal, which is added to accrued and unpaid interest. The redemption price range is from 104.2% on December 6, 2000 to 100.0% after December 1, 2007. All outstanding TCP Securities and Debentures are required to be redeemed by December 1, 2027.

11. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

                                                          2000     1999   1998
                                                        --------  ------  -----
Numerator:
  Net earnings (loss).................................  $ (281.5) $243.2  $53.7
  Extraordinary items -- loss on early retirement of
   debt, net of applicable tax benefits...............       --     23.1   38.2
  Cumulative effect of change in accounting for costs
   of start-up activities, net of applicable income
   tax benefit........................................       --     12.7    --
                                                        --------  ------  -----
  Earnings (loss) before extraordinary items and
   cumulative effect of change in accounting
   principle..........................................    (281.5)  279.0   91.9
  Series C preferred dividend requirement.............      (2.0)   (2.2)  (2.3)
  Series E preferred dividend requirement.............       --     (0.2)  (1.3)
                                                        --------  ------  -----
  Numerator for basic earnings (loss) per share --
   income available to common shareholders before
   extraordinary items and cumulative effect of change
   in accounting principle............................  $ (283.5) $276.6  $88.3
  Effect of dilutive securities:
   Series C preferred dividend requirement............       --      2.2    2.3
   Series E preferred dividend requirement............       --      0.2    1.3
   Minority interest -- preferred securities of an
    affiliate.........................................       --     25.4    --
   Additional required ESOP contribution..............       --     (2.2)  (2.1)
                                                        --------  ------  -----
  Numerator for diluted earnings (loss) per share --
   income available to common shareholders after
   assumed conversions, before extraordinary items and
   cumulative of effect change in accounting
   principle..........................................  $ (283.5) $302.2  $89.8
  Numerator for basic earnings (loss) per share --
   income available to common shareholders After
   extraordinary items and cumulative effect of change
   in accounting principle............................  $ (283.5) $240.8  $50.1
  Numerator for diluted earnings (loss) per share --
   income available to common Shareholders after
   extraordinary items and cumulative effect of change
   in accounting Principle............................  $ (283.5) $266.4  $51.6
Denominator:
  Denominator for basic earnings per share -- weighted
   average shares.....................................      70.5    69.8   48.1
  Effect of dilutive securities:
   Dilutive stock options outstanding.................       --      0.5    0.8
   Nonvested stock....................................       --      0.1    0.1
   Conversion of Series C preferred stock.............       --      1.4    1.5
   Conversion of Series E preferred stock.............       --      0.5    3.2
   Conversion of Company-obligated mandatorily
    redeemable preferred securities...................       --     11.2    --
   Contingently issuable shares of common stock.......       --      0.7    --
                                                        --------  ------  -----
  Dilutive potential common shares....................       --     14.4    5.6
                                                        --------  ------  -----
  Denominator for dilutive earnings per share --
   adjusted weighted average shares and assumed
   conversions........................................      70.5    84.2   53.7
                                                        ========  ======  =====
Basic earnings (loss) per share before extraordinary
 items and cumulative effect of change in accounting
 principle............................................  $  (4.02) $ 3.96  $1.84
                                                        ========  ======  =====
Basic earnings (loss) per share after extraordinary
 items and cumulative effect of change in accounting
 principle............................................  $  (4.02) $ 3.44  $1.04
                                                        ========  ======  =====
Diluted earnings (loss) per share before extraordinary
 items and cumulative effect of change in accounting
 principle............................................  $  (4.02) $ 3.59  $1.67
                                                        ========  ======  =====
Diluted earnings (loss) per share after extraordinary
 items and cumulative effect of change in accounting
 principle............................................  $  (4.02) $ 3.16  $ .96
                                                        ========  ======  =====

   For additional disclosures regarding the Series C and Series E preferred stock, the employee stock options and non-vested stock shares, refer to Note 9, "Capital Stock and Preferred Share Purchase Rights", and Note 12, "Incentive Stock Plans".

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

   Under the plans, awards vest from six months to five years after their date of grant, as determined by the Board of Directors at the time of grant. At December 31, 2000, there were 1,215,689 shares available for future grants under the plans.

   The total compensation cost that has been charged to operations for vesting of restricted stock awards was $0.8 million, $1.4 million and $0.7 million in 2000, 1999 and 1998, respectively.

   The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock awards. Accordingly, no compensation cost has been recognized for its stock option grants, as the exercise price of the Company's employee stock options equals the underlying stock price on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock Based Compensation, the Company's net earnings, in millions, and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                           2000     1999  1998
                                                         --------  ------ -----
                                                         (Millions of Dollars,
                                                                Except
                                                          Per Share Amounts)
      Net earnings (loss) as reported................... $ (281.5) $243.2 $53.7
      Pro forma......................................... $ (296.4) $230.3 $48.3
      Basic earnings (loss) per share as reported....... $  (4.02) $ 3.44 $1.04
      Pro forma......................................... $  (4.24) $ 3.27 $ .93
      Diluted earnings (loss) per share as reported..... $  (4.02) $ 3.16 $ .96
      Pro forma......................................... $  (4.24) $ 3.01 $ .86

   Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its employee stock options under the fair value method. The fair value for options is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.0%, 6.2% and 6.2%; dividend yields of 0.03%, 0.03% and 0.2%; volatility factors of the expected market price of the Company's common stock of 75.2%, 48.0% and 30.1% and a weighted-average expected life of the option of five years. The fair value of nonvested stock awards is equal to the market price of the stock on the date of the grant.

   The weighted-average fair value and the total number (in millions) of options granted was $7.13, $16.81 and $22.36, and 0.3, 2.7 and 1.1 for 2000,
1999 and 1998 respectively. The weighted-average fair value and total number (in millions) of nonvested stock awards granted was $11.56 and $53.52 and 0.1 and 0.1 for 2000 and 1998, respectively. There were no stock awards granted in 1999. All options and stock awards that are not vested at December 31, 2000, vest solely on employees rendering additional service.

   The following table summarizes the activity relating to the Company's incentive stock plans:

                                                                       Weighted-
                                                           Number of    Average
                                                            Shares       Price
                                                         ------------- ---------
                                                         (In Millions)
      Outstanding at January 1, 1998....................      2.2       $26.46
        Options/stock granted...........................      1.2        57.94
        Options exercised/stock vested..................     (0.5)       21.85
        Options/stock lapsed or canceled................     (0.1)       31.49
                                                             ----       ------
      Outstanding at December 31, 1998..................      2.8       $40.50
        Options granted.................................      2.7        33.85
        Options exercised/stock vested..................     (0.1)       25.98
        Options/stock lapsed or canceled................     (0.3)       41.86
                                                             ----       ------
      Outstanding at December 31, 1999..................      5.1       $37.14
        Options/stock granted...........................      0.4        10.58
        Options/stock lapsed or canceled................     (1.2)       33.47
                                                             ----       ------
      Outstanding at December 31, 2000..................      4.3       $35.61
                                                             ====       ======
        Options exercisable at December 31, 2000........      1.5       $37.55
                                                             ====       ======
        Options exercisable at December 31, 1999........      0.9       $31.04
                                                             ====       ======
        Options exercisable at December 31, 1998........      0.6       $30.11
                                                             ====       ======

   The following is a summary of the range of exercise prices for stock options that are outstanding and the amount of nonvested stock awards at December 31, 2000:

                                                                Weighted-Average
                                                                ----------------
                                        Outstanding   Options          Remaining
      Range                               Awards    Exercisable Price    Life
      -----                             ----------- ----------- ------ ---------
                                             (In Millions)
      Options:
        $1.97 - $14.56.................     0.4         --      $10.46 5.0 years
        $14.57 - $26.50................     1.4         0.5     $20.94 2.9 years
        $26.51 - $47.25................     1.7         0.5     $43.33 2.5 years
        $47.26 - $70.69................     0.7         0.5     $58.84 3.0 years
        Nonvested stock................     0.1         --
                                            ---         ---
          Total........................     4.3         1.5
                                            ===         ===

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

   Components of net periodic benefit cost for the year ended December 31:

                                  United States Plans                   International Plans
                         -------------------------------------------  -------------------------
                           Pension Benefits       Other Benefits         Pension Benefits
                         ----------------------  -------------------  -------------------------
                          2000    1999    1998   2000   1999   1998    2000     1999     1998
                         ------  ------  ------  -----  -----  -----  -------  -------  -------
                                             (Millions of Dollars)
Service cost............ $ 29.7  $ 26.4  $ 16.4  $ 3.1  $ 4.7  $ 4.4  $  21.9  $  26.8  $  26.7
Interest cost...........   54.7    51.0    29.9   33.3   31.0   19.2    116.9    112.0    100.7
Expected return on plan
 assets.................  (85.4)  (79.8)  (48.1)   --     --     --    (166.6)  (144.8)  (123.6)
Net amortization and
 deferral...............   (6.1)   (3.0)   (4.3)  (1.1)  (2.7)  (0.6)    (2.6)     9.2      --
Settlement and
 curtailment
 loss (gains)...........    0.6     0.1     1.6    --   (12.5)   --      (0.4)    (3.1)     --
                         ------  ------  ------  -----  -----  -----  -------  -------  -------
Net periodic (benefit)
 cost................... $ (6.5) $ (5.3) $ (4.5) $35.3  $20.5  $23.0  $ (30.8) $   0.1  $   3.8
                         ======  ======  ======  =====  =====  =====  =======  =======  =======

   Change in benefit obligation:

                                                               International
                                 United States Plans               Plans
                             ------------------------------  ------------------
                                Pension          Other
                               Benefits        Benefits      Pension Benefits
                             --------------  --------------  ------------------
                              2000    1999    2000    1999     2000      1999
                             ------  ------  ------  ------  --------  --------
                                         (Millions of Dollars)
Benefit obligation at
 beginning of year.........  $728.9  $718.8  $424.9  $468.9  $2,060.2  $2,099.3
Service cost...............    29.7    26.4     3.1     4.7      21.9      26.8
Interest cost..............    54.7    51.0    33.3    31.0     116.9     112.0
Acquisitions/divestitures..     --      --      --      2.9       --       (0.2)
Employee contributions.....     --      --      --      --        6.6       9.3
Benefits paid..............   (60.9)  (60.2)  (39.0)  (39.6)   (137.5)   (139.9)
Plan amendments............    13.9    24.7     --      --        --        --
Actuarial (gains) and
 losses and changes in
 actuarial Assumptions.....   (20.4)  (31.8)   32.1   (28.5)    (47.6)     19.8
Settlements and
 curtailments..............    (1.2)    --      --    (12.5)     (0.4)     (3.3)
Prior service cost.........     --      --      --     (2.0)      --        --
Currency translation
 adjustment................     --      --      --      --     (154.6)    (63.6)
                             ------  ------  ------  ------  --------  --------
Benefit obligation at end
 of year...................  $744.7  $728.9  $454.4  $424.9  $1,865.5  $2,060.2
                             ======  ======  ======  ======  ========  ========

   Change in plan assets:

                                                                    International
                                  United States Plans                   Plans
                          --------------------------------------  ------------------
                          Pension Benefits     Other Benefits     Pension Benefits
                          ------------------  ------------------  ------------------
                            2000      1999      2000      1999      2000      1999
                          --------  --------  --------  --------  --------  --------
                                          (Millions of Dollars)
Fair value of plan
 assets at beginning of
 year...................  $  805.6  $  775.4  $    --   $    --   $2,185.0  $2,034.5
Actual return on plan
 assets.................      99.6      83.9       --        --      186.0     325.3
Company contributions...      10.7       6.5       --        --       16.2      19.1
Benefits paid...........     (60.9)    (60.2)      --        --     (137.5)   (139.9)
Settlements and
 curtailments...........      (2.5)      --        --        --        --        --
Currency translation
 adjustment.............       --        --        --        --     (165.7)    (54.0)
                          --------  --------  --------  --------  --------  --------
Fair value of plan
 assets at end of year..  $  852.5  $  805.6  $    --   $    --   $2,084.0  $2,185.0
                          ========  ========  ========  ========  ========  ========
Funded status of the
 plan...................  $  107.8  $   76.7  $ (454.4) $ (424.9) $  218.5  $  124.8
Unrecognized net asset
 at transition..........       0.1       0.3       --        --        --        --
Unrecognized net
 actuarial (gain) loss..     (83.4)    (60.9)     13.2     (19.5)   (115.1)    (46.3)
Unrecognized prior
 service cost...........      48.7      40.0      (1.8)     (2.4)      --        --
                          --------  --------  --------  --------  --------  --------
Prepaid (accrued)
 benefit cost...........  $   73.2  $   56.1  $ (443.0) $ (446.8) $  103.4  $   78.5
                          ========  ========  ========  ========  ========  ========

   Weighted-average assumptions as of December 31:

                                                                    International
                                  United States Plans                   Plans
                          --------------------------------------  ------------------
                          Pension Benefits     Other Benefits     Pension Benefits
                          ------------------  ------------------  ------------------
                            2000      1999      2000      1999      2000      1999
                          --------  --------  --------  --------  --------  --------
                                          (Millions of Dollars)
Discount rate...........         8%     7.75%        8%     7.75%     6.75% 6.25-6.5%
Expected return on plan
 assets.................        10%       10%      --        --        8.5%  6.5-8.5%
Rate of compensation
 increase...............         5%   4-4.75%      --        --    2.5-4.4%    3-4.4%

   Amounts applicable to the Company's pension plans with accumulated benefit obligations in excess of plan assets are as follows:

                                             United States    International
                                                 Plans            Plans
                                             --------------  -----------------
                                              2000    1999     2000     1999
                                             ------  ------  --------  -------
                                                 (Millions of Dollars)
      Projected benefit obligation.......... $ 28.6  $362.8  $  154.5  $ 157.4
      Accumulated benefit obligation........   25.0   359.1     151.3    156.9
      Fair value of plan assets.............    --    336.8       0.3      0.2

   Amounts recognized in the balance sheet consist of:

                                                Pension
                                               Benefits       Other Benefits
                                             --------------  -----------------
                                              2000    1999     2000     1999
                                             ------  ------  --------  -------
                                                 (Millions of Dollars)
      Prepaid (accrued) benefit cost........ $176.6  $134.6  $ (443.0) $(446.8)
      Accrued benefit liability.............  (22.2)  (20.5)      --       --
      Intangible asset......................   17.5     7.2       --       --
      Minimum pension liability.............    3.1    10.1       --       --
                                             ------  ------  --------  -------
      Net amount recognized................. $175.0  $131.4  $ (443.0) $(446.8)
                                             ======  ======  ========  =======

   At December 31, 2000, the assumed annual health care cost trend used in measuring the APBO approximated 7.7%, declining to 7.5% in 2001 and to an ultimate annual rate of 5.5% estimated to be achieved in 2011. Increasing the assumed cost trend rate by 1% each year would have increased the APBO by approximately 9.7% and 9.5% at December 31, 2000 and 1999, respectively. Aggregate service and interest costs would have increased by approximately 10.2%, 10.4% and 13.3% for 2000, 1999 and 1998, respectively.

   During 2000, the Company consolidated all domestic qualified defined benefit plans into one plan, the Federal Mogul Corporation Pension Plan. As a result, the consolidated plan assets exceed the accumulated benefit obligation for qualified plans, all future pension obligations will be provided through the assets of this plan.

   During 1999, the Company curtailed retiree healthcare benefits for approximately 4,000 employees. As a result, the Company reduced its postretirement liability and recognized a one-time benefit of approximately $8.0 million, net of applicable taxes.

14. Income Taxes

   Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of earnings (loss) before income taxes, extraordinary items and cumulative effect of change in accounting principle consisted of the following:

                                                         2000     1999    1998
                                                       --------  ------  ------
                                                       (Millions of Dollars)
      Domestic........................................ $ (125.6) $237.8  $ 86.6
      International...................................   (136.7)  222.1    98.9
                                                       --------  ------  ------
                                                       $ (262.3) $459.9  $185.5
                                                       ========  ======  ======

   Significant components of the provision for income taxes (tax benefit) are as follows:

                                                         2000     1999    1998
                                                       --------  ------  ------
                                                       (Millions of Dollars)
      Current:
        Federal....................................... $    --   $ 49.3  $(12.1)
        State and local...............................      8.5    11.6    10.0
        International.................................     14.9    45.7    65.4
                                                       --------  ------  ------
          Total current...............................     23.4   106.6    63.3
      Deferred:
        Federal.......................................     19.6    29.2    33.0
        State and local...............................     (1.1)   (2.1)    2.1
        International.................................    (22.7)   47.2    (4.8)
                                                       --------  ------  ------
          Total deferred..............................     (4.2)   74.3    30.3
                                                       --------  ------  ------
                                                       $   19.2  $180.9  $ 93.6
                                                       ========  ======  ======

   The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense is:

                                                        2000     1999    1998
                                                       -------  ------  ------
                                                       (Millions of Dollars)
   Income taxes at United States statutory rate......  $ (91.8) $161.0  $ 64.9
   Tax effect from:
     State income taxes..............................      7.4     9.5     7.9
     Foreign tax rate changes........................    (18.7)    --      --
     Foreign operations, net of foreign tax credits..     29.3     6.4     5.6
     Goodwill amortization...........................     28.6    28.1    19.7
     Valuation allowance, foreign tax credit.........     38.4   (13.0)    --
     Valuation allowance, other......................     25.1    (8.4)    --
     Purchased in-process research and development...      --      --      6.5
     Sale of international retail/wholesale
      operations.....................................      --     (4.7)  (11.5)
     Tax credits and other...........................      0.9     2.0     0.5
                                                       -------  ------  ------
                                                       $  19.2  $180.9  $ 93.6
                                                       =======  ======  ======

   The following table summarizes the Company's total provision for income taxes/(tax benefit) by component:

                                                        2000     1999    1998
                                                       -------  ------  ------
                                                       (Millions of Dollars)
   Income tax expense................................  $  19.2  $180.9  $ 93.6
   Extraordinary items and cumulative effect of
    change in accounting principle...................      --    (20.3)  (19.8)
   T&N Bearings divestiture..........................      --      --     56.1
   Allocated to equity:
     Currency translation............................    (12.9)    --     15.3
     Preferred dividends.............................     (1.0)   (1.2)   (1.2)
     Incentive stock plans...........................      --     (0.3)   (3.9)
     Investment securities...........................      0.5    (0.1)    --
     Pension.........................................     (4.7)   (4.5)    0.2
                                                       -------  ------  ------
                                                       $   1.1  $154.5  $140.3
                                                       =======  ======  ======

   Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                             2000      1999
                                                           ---------  -------
                                                             (Millions of
                                                               Dollars)
   Deferred tax assets:
     Asbestos............................................. $   551.7  $ 522.9
     Tax credits..........................................     137.7    140.0
     Postemployment benefits..............................     166.6    178.2
     Net operating loss carryforwards of international
      subsidiaries........................................     247.1    103.0
     Other temporary differences..........................     195.6    158.9
                                                           ---------  -------
       Total deferred tax assets..........................   1,298.7  1,103.0
   Valuation allowance for deferred tax assets............    (219.6)  (156.1)
                                                           ---------  -------
     Net deferred tax assets..............................   1,079.1    946.9
   Deferred tax liabilities:
     Fixed asset basis differences........................    (306.8)  (351.1)
     Intangible asset basis differences...................    (268.1)  (289.5)
     Asbestos insurance...................................    (255.1)  (123.8)
     Deferred gains.......................................    (118.8)  (130.0)
     Pensions.............................................     (83.8)   (33.3)
                                                           ---------  -------
       Total deferred tax liabilities.....................  (1,032.6)  (927.7)
                                                           ---------  -------
                                                           $    46.5  $  19.2
                                                           =========  =======

   Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

                                                            2000        1999
                                                         ----------  ----------
                                                         (Millions of Dollars)
      Assets:
        Deferred tax asset.............................. $    284.0  $    128.1
        Other noncurrent assets.........................      322.4       174.2
      Liabilities:
        Other current accrued liabilities...............       (5.8)      (24.3)
        Other long-term accrued liabilities.............     (554.1)     (258.8)
                                                         ----------  ----------
                                                         $     46.5  $     19.2
                                                         ==========  ==========

   Income taxes paid in 2000, 1999 and 1998 were $46.0 million, $87.5 million and $34.7 million, respectively.

   The 2000 provision includes the estimated U.S. federal income tax effects of retained earnings of subsidiaries expected to be distributed to the Company. No provision was made with respect to $546 million of undistributed earnings at December 31, 2000, since these earnings are considered by the Company to be permanently reinvested. Upon distribution of these earnings, the Company would be subject to United States income taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability on the distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

   At December 31, 2000, the Company has $411 million in net operating loss carryforwards in the United Kingdom with no expiration date or valuation allowance. Also, the Company has $180 million of additional foreign net operating loss carryforwards with a full valuation allowance and various expiration dates. Included in the previous amounts are $157 million of net operating loss carryforwards acquired with the purchases of T&N, Cooper Automotive and Fel-Pro. A valuation allowance was recorded on $84 million of these purchased net operating loss carryforwards, and to the extent such benefits are ever realized, such benefits will be recorded as a reduction of goodwill.

15. Operations By Industry Segment and Geographic Area

   The segment information has been restated to reflect the internal reorganization changes in 2000. The Company is a global manufacturer with two reportable segments: Americas/Asia Pacific, which includes the operations of North and South America, Asia and Australia; and Europe/Africa, which includes the operations of Europe and Africa. Divested Activities include the historical operating results and assets of certain divested operations in South Africa, Italy, the UK, the US and India. Each segment manufactures and distributes products in the following product groups: powertrain systems; sealing systems, visibility and system protection products; and brake, chassis, ignition and fuel products. The Company has not aggregated individual product segments within these reportable segments. The accounting policies of the segments are the same as described in Note 1 "Summary of Accounting Policies."

   The accounting policies of the business segments are consistent with those described in the summary of significant accounting policies. The Company evaluates segment performance based on several factors, including both Operational EBIT and Economic Value Added (EVA). Operational EBIT is defined as earnings before interest, income taxes, extraordinary items and certain nonrecurring items such as certain acquisition-related adjustments and integration costs associated with new acquisitions. Operational EBIT for each segment is shown below, as it is most consistent with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements.

                                                                   Operational
                                                  Net Sales            EBIT
                                             -------------------- --------------
                                              2000   1999   1998  2000 1999 1998
                                             ------ ------ ------ ---- ---- ----
                                                    (Millions of Dollars)
   Americas/Asia Pacific.................... $4,057 $4,330 $2,629 $341 $607 $327
   Europe/Africa............................  1,940  2,072  1,686  117  220  170
   Divested Activities......................     16     86    154    1    8    5
                                             ------ ------ ------ ---- ---- ----
     Total.................................. $6,013 $6,488 $4,469 $459 $835 $502
                                             ====== ====== ====== ==== ==== ====

                                                             2000   1999   1998
                                                             -----  -----  -----
                                                               (Millions of
                                                                 Dollars)
   Reconciliation:
     Total segments operational EBIT.......................  $ 459  $ 835  $ 502
     Net interest and other financing costs................   (326)  (309)  (233)
     Restructuring, impairment and other special charges...   (395)    (8)   (20)
     Acquisition-related costs.............................    --     (58)   (63)
                                                             -----  -----  -----
       Earnings (loss) before income taxes, extraordinary
        items and cumulative effect of change in accounting
        principle..........................................  $(262) $ 460  $ 186
                                                             =====  =====  =====

                                                                   Depreciation
                                                      Capital          and
                                     Total Assets   Expenditures   Amortization
                                    -------------- -------------- --------------
                                     2000    1999  2000 1999 1998 2000 1999 1998
                                    ------- ------ ---- ---- ---- ---- ---- ----
                                               (Millions of Dollars)
   Americas/Asia Pacific........... $ 6,397 $6,701 $182 $259 $109 $225 $191 $131
   Europe/Africa...................   3,858  3,226  131  135  118  149  163   96
   Divested Activities.............     --      18  --     1    2  --     1    1
                                    ------- ------ ---- ---- ---- ---- ---- ----
     Total......................... $10,255 $9,945 $313 $395 $229 $374 $355 $228
                                    ======= ====== ==== ==== ==== ==== ==== ====

   The following table shows net sales by external customer and product group:

                                                               Net Sales
                                                          --------------------
                                                           2000   1999   1998
                                                          ------ ------ ------
                                                              (Millions of
                                                                Dollars)
   Powertrain Systems.................................... $2,330 $2,459 $2,107
   Sealing Systems, Visibility and Systems Protection
    Products.............................................  1,776  1,876  1,252
   Brake, Chassis, Ignition and Fuel Products............  1,907  2,153  1,110
                                                          ------ ------ ------
     Total............................................... $6,013 $6,488 $4,469
                                                          ====== ====== ======
   Original Equipment.................................... $3,449 $3,627 $2,407
   Aftermarket...........................................  2,564  2,861  2,062
                                                          ------ ------ ------
     Total............................................... $6,013 $6,488 $4,469
                                                          ====== ====== ======

   The following table shows geographic information as of December 31:

                                                                   Net Property,
                                                                     Plant and
                                                   Net Sales         Equipment
                                              -------------------- -------------
                                               2000   1999   1998   2000   1999
                                              ------ ------ ------ ------ ------
      United States.......................... $3,685 $3,922 $2,345 $1,231 $1,492
      United Kingdom.........................    501    533    516    324    305
      Germany................................    812    630    478    366    344
      France.................................    272    303    327    117     79
      Other..................................    743  1,100    803    351    284
                                              ------ ------ ------ ------ ------
        Total................................ $6,013 $6,488 $4,469 $2,389 $2,504
                                              ====== ====== ====== ====== ======

16. Litigation and Environmental Matters

                   ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

T&N Asbestos Litigation

   In the United States, the Company's United Kingdom subsidiary, T&N Ltd., and two United States subsidiaries (the "T&N Companies") are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many claims may be made nor the expenditures which may ultimately arise therefrom. In addition, there are a number of factors that could impact the settlement costs into the future, including but not limited to: changes in the legal environment; possible insolvency of co-defendants; and establishment of an acceptable administrative (non-litigation) claims resolution mechanism.

   In the fourth quarter of 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The revised liability (approximately $1.6 billion) represents the Company's estimate for claims currently pending and those which can be reasonably estimated to be asserted in a future period. The Company believes that these claims will be paid over the next 12 years. In arriving at the revised liability for the T&N Companies, assumptions have been made regarding the total number of claims anticipated to be received in the future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

   While management believes that the liability and receivable recorded are appropriate for anticipated losses arising from asbestos-related claims against the T&N Companies for the period covered, given the nature and complexity of the factors affecting the estimated liability and potential insurance recovery the actual liability and insurance recovery may differ. No assurance can be given that the T&N Companies will not be subject to material additional liabilities and significant additional litigation relating to asbestos for the period covered. In the event that such liabilities exceed the amounts recorded by the Company or the remaining insurance coverage, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected.

   The ultimate liability for all pending and future claims is highly uncertain due to the difficulty of forecasting the numerous variables that can affect the liability. The Company does not believe it can reasonably determine the ultimate liability as the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them. As additional experience is gained regarding claims or other new information becomes available regarding the potential liability, the Company will reassess its potential liability and revise the estimates as appropriate. Accordingly it is reasonably possible that the ultimate losses from asbestos-related claims will be greater than amounts recorded.

   T&N Ltd. is a defendant in approximately 63,000 pending personal injury claims as of December 31, 2000. During 2000, approximately 39,000 new claims naming T&N Ltd. were received. The two United States subsidiaries are defendants in approximately 111,000 pending personal injury claims as of December 31, 2000. During 2000, approximately 41,000 new claims naming the two United States subsidiaries were received.

   A number of years ago, T&N Ltd. appointed the Center for Claims Resolution ("CCR") as exclusive representative in relation to all asbestos-related personal injury claims made against the T&N Companies in the United States. The CCR has provided to its member companies a litigation defense, claims-handling and administration service in respect to United States asbestos-related disease claims. Pursuant to the CCR Producer Agreement, T&N Ltd. was entitled to appoint a representative as one of the five voting directors on the CCR's Board of Directors. Also pursuant to that agreement, members of the CCR contributed towards indemnity payments in each claim in which the member is named. Contributions to such indemnity payments were calculated on a case by case basis according to sharing agreements among the CCR's members. Effective January 18, 2000, the two United States subsidiaries appointed a law firm specializing in asbestos matters as their litigation defense, claims handling and administrative service provider. Indemnity and defense obligations incurred while members of the CCR are continuing to be honored. This change was intended to create greater economic and defense efficiencies for the two companies. The T&N Companies have entered into $250 million of surety to meet CCR collateral requirements for past obligations. The surety has a declining balance and is effective through February 24, 2004.

   The membership of the CCR has decreased in the past year for both voluntary and involuntary reasons. One instance involved the termination of a member by the CCR board. That former member had refused to provide required surety for agreed to settlements made while a member. The CCR has tried to recover the funds owed; however, the former member has since filed for bankruptcy and recovery is therefore uncertain. Another member has terminated its participation due to its determination that, as a trust, it lacked sufficient assets to commit to any new settlements. This member has also asserted that it is entitled to certain reimbursements which the CCR does not believe to be appropriate. Additionally, a third member had filed for bankruptcy in December 2000. Any additional cost to the remaining CCR members, net of the security provided, is uncertain. The Company however has provided for its best estimate of the impact of these events. The T&N Companies could experience an increase in liability if there are any future negative developments in these areas.

   Certain codefendant companies (both members and nonmembers of the CCR) have recently filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a consequence, litigation against them (with some exceptions) has been stayed or restricted. Due to the uncertainties involved, the long-term effect of these proceedings on the Company's current and future exposure cannot be determined.

   In February 2001, the CCR and its members significantly amended its indemnity naming and services agreement. The CCR indemnity naming formula has been replaced with a provision that, for all claims settled on or after February 1, 2001, CCR members would be directly responsible for payment of their own indemnity obligations. The amendments will allow CCR members to choose the services they wish to continue receiving from the CCR. T&N Ltd. plans to continue with the CCR for claims handling and administrative services. However, T&N Ltd. has appointed an outside law firm specializing in asbestos matters to handle its litigation defense.

   In 1996, T&N Ltd. purchased for the T&N Companies a (Pounds)500 million layer of insurance which will be triggered should the aggregate costs of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed (Pounds)690 million. The Company now believes that the aggregate cost of claims filed after June 30, 1996 will exceed the trigger point. The Company believes based on its review of the insurance policy and its advice from outside counsel, that it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of claims in excess of the trigger point of the insurance. Based on this assessment, the Company recorded an insurance recoverable asset under the T&N policy of $577 million in the fourth quarter of 2000. The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk of the reinsurers not being able to meet their obligation to pay, once the claims filed after June 30, 1996 exceed the (Pounds)690 million trigger point. The Company does not expect to reach the trigger point of the insurance or begin to collect on this insurance recoverable for the next several years. The US claims' costs applied against this policy are converted at a fixed exchange rate of $1.69/(Pounds). As such, if the market exchange rate is less then $1.69/(Pounds), the Company will effectively have a discount from 100% recovery on claims made with the insurance companies. At December 31, 2000, the $577 million insurance recoverable asset is net of an exchange rate discount of $68 million.

   The ultimate exposure of the T&N companies with respect to claims will depend upon the extent to which the insurance described above will be available to cover such claims, the amount paid for indemnity and defense, changes in the legal environment and other factors.

Abex and Wagner Asbestos Litigation

   Former businesses of Cooper Automotive, primarily Abex and Wagner, are involved as defendants in numerous court actions in the United States alleging personal injury from exposure to asbestos or asbestos-containing products, mainly involving friction products. Abex is a defendant in approximately 23,000 pending claims as of December 31, 2000. During 2000, approximately 14,700 new claims naming this defendant were received. Wagner is a defendant in approximately 17,300 claims as of December 31, 2000. During 2000, approximately 6,700 new claims naming this defendant were received. In 1998, the Company acquired the capital stock of a former Cooper Automotive entity resulting in the assumption by a Company subsidiary of contractual liability, under certain circumstances, for all claims pending and to be filed in the future alleging exposure to certain Wagner automotive and industrial friction products and for all claims filed after August 29, 1998, alleging exposure to certain Abex (non-railroad and non-aircraft) friction products. In the fourth quarter of 2000, the Company decreased its estimate of probable asbestos-related liability by $127 million, which was accompanied by an approximately equivalent reduction in the insurance recoverable asset. The revised estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The revised liability (approximately $253 million) represents the Company's estimate for claims currently pending and those which can be reasonably estimated to be asserted in a future period. The Company believes that these claims will be paid over the next 12 years. In arriving at the revised liability for Abex and Wagner, assumptions have been made regarding the number of claims anticipated to be received in the future period, the typical cost of settlement (which is sensitive to the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, and the timing of settlements.

   While management believes that the liability and receivable recorded for these claims are appropriate for anticipated losses arising from asbestos-related claims against Abex and Wagner for the covered period, given the nature and complexity of factors affecting the estimated liability and potential insurance recovery the actual liability and insurance recovery may differ. No assurance can be given that Abex and Wagner will not be subject to material additional liabilities and significant additional litigation relating to asbestos for the period covered. In the event that such liabilities exceed the amounts recorded by the Company or the remaining insurance coverage, the Company's results of operations, business, liquidity and financial condition could be materially adversely affected.

   The ultimate liability for all pending and future claims is highly uncertain due to the difficulty of forecasting the numerous variables that can affect the liability. The Company does not believe it can reasonably determine the ultimate liability as the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, and the cost to resolve them. As additional experience is gained regarding claims or other new information becomes available regarding the potential liability, the Company will reassess its potential liability and revise the estimates as appropriate. Accordingly it is reasonably possible that the ultimate losses from asbestos-related claims will be greater than amounts recorded.

   Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for the post-August 1998 asbestos claims against Abex has the benefit of that insurance. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Company believes that based on its review of the insurance policies, the viability of the insurance carriers, and advice from outside legal counsel, it is probable that Abex will receive payments for a substantial majority of the cost of claims.

   Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner's solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Company believes that based on its review of the insurance policies, the financial viability of the insurance carriers, and advice from outside legal counsel, it is probable that Wagner will receive payment for a portion of the cost of claims. Based on the probable conclusion of collection under the insurance policies, the Company has recorded a $188 million insurance recoverable asset related to the Abex and Wagner liability.

Federal-Mogul and Fel-Pro Asbestos Litigation

   The Company also is sued in its own name as one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The Company's Fel-Pro subsidiary has also been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. Fel-Pro is a defendant in approximately 31,000 pending claims as of December 31, 2000. During 2000, approximately 3,400 new claims were filed. Over 30,000 of these claims have been transferred to a federal court where they reside subject to removal back into the tort system only if certain medical and product identification conditions are met. The Company is defending all such claims vigorously and believes that it and Fel-Pro have substantial defenses to liability and insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company and Fel-Pro as of December 31, 2000, will not have a material effect on the Company's financial position.

Aggregate of Asbestos Liability and Insurance Recoverable Asset

   The following is a summary of the asbestos liability and the insurance recoverable asset for 2000 (in millions of dollars):

                                               T&N     Abex &
                                            Companies  Wagner   Other   Total
                                            ---------  -------  -----  --------
     Liability:
     Balance at December 31, 1999.......... $1,104.2   $ 408.8  $ 2.3  $1,515.3
       2000 provision adjustments..........    750.9    (127.2)   1.6     625.3
       2000 payments.......................   (323.8)    (28.9)  (1.0)   (353.7)
       Other...............................     25.0       --     --       25.0
                                            --------   -------  -----  --------
     Balance at December 31, 2000.......... $1,556.3   $ 252.7  $ 2.9  $1,811.9
                                            ========   =======  =====  ========
     Asset:
     Balance at December 31, 1999.......... $    --    $ 325.9  $ --   $  325.9
       2000 provision adjustments..........    576.7    (135.8)   --      440.9
       2000 proceeds.......................      --       (2.2)   --       (2.2)
       Other...............................      6.5       --     --        6.5
                                            --------   -------  -----  --------
     Balance at December 31, 2000.......... $  583.2   $ 187.9  $ --   $  771.1
                                            ========   =======  =====  ========

   As of December 31, 2000, the Company has provided an aggregated liability for all of its subsidiaries and businesses with potential asbestos liability of approximately $1.8 billion for claims currently pending and those which can be reasonably expected to be asserted in a future period. The Company believes that these claims will be paid over the next 12 years. Of this amount, the Company expects to incur asbestos payments of approximately $350 million over the next 12 months and has reflected this as a current liability. This estimate is based in part on recent and historical claims experience, medical information, the impact of changes in indemnity sharing within the CCR and the current legal environment. The Company cannot reasonably estimate a liability beyond the period encompassed in its estimates as the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them.

   The Company believes that it is probable that its subsidiaries with asbestos-related liabilities and related insurance policies, the T&N Companies, Abex, Wagner and Fel-Pro will collect the recorded aggregated insurance recoverable asset of $771 million.

Environmental Matters

   The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other similar federal or state environmental laws. These laws require responsible parties to pay for cleaning up contamination resulting from hazardous wastes which were discharged into the environment by them or by others to which they sent such wastes for disposition. In addition, the Company has been notified by the United States Environmental Protection Agency and various state agencies that it may be a potentially responsible party
(PRP) under such law for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. At most of the sites that are likely to be costliest to clean up, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company's exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company's share of the total waste has generally been small. The other companies which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly-owned companies, and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental reserve was approximately $67.9 million and $74.5 million at December 31, 2000 and 1999, respectively. The 2000 decrease was primarily attributable to remediation payments made during 2000. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect to such matters.

17. Quarterly Financial Data (Unaudited)

                               First(1)  Second   Third(2)  Fourth(3)    Year
                               -------- --------- --------  ---------  --------
                                   (Millions of Dollars, Except Per Share
                                                  Amounts)
Year ended December 31, 2000:
  Net sales................... $1,643.7 $1,593.2  $1,427.9  $1,348.4   $6,013.2
  Gross margin................    433.3    410.4     338.7     234.9    1,417.3
  Net earnings (loss).........     13.9     49.9      (7.6)   (337.7)    (281.5)
  Diluted earnings (loss) per
   share......................      .18      .65      (.12)    (4.80)     (4.02)
Stock price
  High........................ $  20.19 $  16.00  $  11.94  $   5.88
  Low......................... $  12.25 $   9.44  $   5.25  $   1.75
  Dividend per share.......... $  .0025 $  .0025  $  .0025  $  .0025
                               First(4) Second(5) Third(6)  Fourth(7)    Year
                               -------- --------- --------  ---------  --------
                                   (Millions of Dollars, Except Per Share
                                                  Amounts)
Year ended December 31, 1999:
  Net sales................... $1,642.2 $1,687.1  $1,583.9  $1,574.3   $6,487.5
  Gross margin................    449.5    482.6     441.2     405.1    1,778.4
  Earnings before
   extraordinary items and
   cumulative effect of change
   in accounting principle....     61.4     87.3      70.1      60.2      279.0
  Extraordinary items -- loss
   on early retirement of
   debt, net of applicable
   income tax benefit.........     23.1      --        --        --        23.1
  Cumulative effect of change
   in accounting for costs of
   start-up activities, net of
   applicable income tax
   benefit....................     12.7      --        --        --        12.7
  Net earnings................     25.6     87.3      70.1      60.2      243.2
  Diluted earnings per share..      .38     1.11       .91       .79       3.16
Stock price
  High........................ $  64.88 $  53.81  $  55.00  $  29.13
  Low......................... $  40.63 $  41.94  $  23.38  $  17.56
  Dividend per share.......... $  .0025 $  .0025  $  .0025  $  .0025

------------------
(1) Includes a $68.7 million charge for restructuring and a $10.0 million charge for adjustment of assets held for sale and other long-lived assets to fair value.
(2) Includes an $8.6 million charge for restructuring and a $4.6 million charge for adjustment of assets held for sale and other long-lived assets to fair value.
(3) Includes a $58.4 million charge for restructuring, a $60.8 million charge for adjustments of assets held for sale and other long-lived assets to fair value, a $184.4 million charge related to asbestos and a $60.0 million charge for certain deferred tax valuation allowances.
(4)  Includes $10.1 million of integration costs.
(5)  Includes $13.3 million of integration costs.
(6) Includes $13.2 million of integration costs and a $7.9 million charge for adjustment of assets held for sale and other long-lived assets to fair value.
(7)  Includes $10.3 million of integration costs.

18. Consolidating Condensed Financial Information of Guarantor Subsidiaries

   Certain subsidiaries of the Company (as listed below, collectively the "Guarantor Subsidiaries") have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company's Senior Credit Agreements.

   Federal-Mogul Venture Corporation      Federal-Mogul Dutch Holdings Inc.
   Federal-Mogul Global Properties        Federal-Mogul UK Holdings Inc.
Inc.                                      F-M UK Holdings Limited
   Carter Automotive Company              Federal-Mogul Global Inc.
   Federal-Mogul Worldwide Inc.           T&N Industries, Inc.
   Federal-Mogul Ignition Company         Federal-Mogul Powertrain
   Federal-Mogul Products, Inc.
   Federal-Mogul Aviation, Inc.

   The Company issued notes in 1999 and 1998 which are guaranteed by the Guarantor Subsidiaries. The Guarantor Subsidiaries also guarantee the Company's previously existing publicly registered Medium-term notes and Senior notes.

   T&N Industries, Inc. and Federal-Mogul Powertrain, Inc. are wholly owned subsidiaries of the Company and were incorporated in 1998 with the acquisition of T&N. These subsidiaries became guarantors as a result of the Company's fourth amended and restated Senior Credit Agreement (Note 6). The 1999 and 1998 statements have been restated to include the entities since their acquisition date within the Guarantor Subsidiaries.

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

                           FEDERAL-MOGUL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                               December 31, 2000
                             (Millions of Dollars)

                                   (Unconsolidated)
                          ------------------------------------
                                     Guarantor   Non-Guarantor
                           Parent   Subsidiaries Subsidiaries  Eliminations Consolidated
                          --------  ------------ ------------- ------------ ------------
Net sales...............  $1,428.2    $2,188.9     $3,046.1      $(650.0)     $6,013.2
Cost of products sold...   1,120.0     1,695.9      2,430.0       (650.0)      4,595.9
                          --------    --------     --------      -------      --------
  Gross margin..........     308.2       493.0        616.1          --        1,417.3
Selling, general and
 administrative
 expenses...............     268.6       289.3        286.7          --          844.6
Amortization of goodwill
 and other intangible
 assets.................      20.3        47.4         55.9          --          123.6
Restructuring charge....      44.7        28.3         62.7          --          135.7
Adjustment of assets
 held for sale and other
 long-lived assets to
 fair value.............      24.1        35.5         15.8          --           75.4
Asbestos charge.........       1.6       (19.8)       202.6          --          184.4
Interest expense, net...     278.9        40.7        (34.6)         --          285.0
International currency
 exchange (gains)
 losses.................       0.4         0.2         (0.7)         --           (0.1)
Other expense (income),
 net....................      96.9      (145.3)        79.4          --           31.0
                          --------    --------     --------      -------      --------
  Earnings (loss) before
   income taxes.........    (427.3)      216.7        (51.7)         --         (262.3)
Income tax expense
 (benefit)..............    (158.1)      145.5         31.8          --           19.2
                          --------    --------     --------      -------      --------
  Net earnings (loss)
   before equity in
   earnings (loss) of
   subsidiaries.........    (269.2)       71.2       (83.5)          --         (281.5)
Equity in earnings
 (loss) of
 subsidiaries...........     (12.3)       55.1          --         (42.8)          --
                          --------    --------     --------      -------      --------
Net Earnings (loss).....  $ (281.5)   $  126.3     $  (83.5)     $ (42.8)     $ (281.5)
                          ========    ========     ========      =======      ========

                           FEDERAL-MOGUL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                               December 31, 1999
                             (Millions of Dollars)

                                   (Unconsolidated)
                          ------------------------------------
                                     Guarantor   Non-Guarantor
                           Parent   Subsidiaries Subsidiaries  Eliminations Consolidated
                          --------  ------------ ------------- ------------ ------------
Net sales...............  $1,540.3    $2,197.2     $3,195.1      $(445.1)     $6,487.5
Cost of products sold...   1,099.8     1,626.5      2,427.9       (445.1)      4,709.1
                          --------    --------     --------      -------      --------
  Gross margin..........     440.5       570.7        767.2          --        1,778.4
Selling, general and
 administrative
 expenses...............     331.7       252.6        264.6          --          848.9
Amortization of goodwill
 and other intangible
 assets.................       6.7        50.9         69.6          --          127.2
Adjustment of assets
 held for sale and other
 long-lived assets to
 fair value.............       7.9         --           --           --            7.9
Integration costs.......      18.1         8.3         20.5          --           46.9
Interest expense, net...     258.9         0.1          9.9          --          268.9
International currency
 exchange (gains)
 losses.................      (0.1)       (0.2)        (2.4)         --           (2.7)
Other expense (income),
 net....................      52.3      (152.7)       121.8          --           21.4
                          --------    --------     --------      -------      --------
  Earnings (loss) before
   income taxes,
   extraordinary items
   and cumulative effect
   of change in
   accounting
   principle............    (235.0)      411.7        283.2          --          459.9
Income tax expense
 (benefit)..............     (87.0)      152.3        115.6          --          180.9
                          --------    --------     --------      -------      --------
  Earnings (loss) before
   extraordinary items
   and cumulative effect
   of change in
   accounting
   principle............    (148.0)      259.4        167.6          --          279.0
Extraordinary item --
 loss on early
 retirement of debt, net
 of applicable income
 tax benefit............      23.1         --           --           --           23.1
Cumulative effect of
 change in accounting
 for costs of start-up
 activities, net of
 applicable income tax..      12.7         --           --           --           12.7
                          --------    --------     --------      -------      --------
  Net earnings (loss)
   before equity in
   earnings (loss) of
   subsidiaries.........    (183.8)      259.4        167.6          --          243.2
Equity in earnings
 (loss) of
 subsidiaries...........     427.0       269.5          --        (696.5)          --
                          --------    --------     --------      -------      --------
Net Earnings............  $  243.2    $  528.9     $  167.6      $(696.5)     $  243.2
                          ========    ========     ========      =======      ========

                           FEDERAL-MOGUL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                               December 31, 1998
                             (Millions of Dollars)

                                   (Unconsolidated)
                          ------------------------------------
                                     Guarantor   Non-Guarantor
                           Parent   Subsidiaries Subsidiaries  Eliminations Consolidated
                          --------  ------------ ------------- ------------ ------------
Net sales...............  $1,285.7    $ 923.8      $2,409.8      $(150.6)     $4,468.7
Cost of products sold...     907.8      683.9       1,849.1       (150.6)      3,290.2
                          --------    -------      --------      -------      --------
  Gross margin..........     377.9      239.9         560.7          --        1,178.5
Selling, general and
 administrative
 expenses...............     293.9      121.9         225.0          --          640.8
Amortization of goodwill
 and other intangible
 assets.................      21.5       19.6          42.7          --           83.8
Purchased in-process
 research and
 development charge.....       --         --           18.6          --           18.6
Restructuring charge....       7.3        --            --           --            7.3
Adjustment of assets
 held for sale and other
 long-lived assets to
 fair value.............      19.0        --            --           --           19.0
Integration costs.......       5.5        --           16.9          --           22.4
Interest expense, net...     154.2     (106.8)        146.0          --          193.4
International currency
 exchange losses........       1.0        5.9          (2.2)         --            4.7
Net gain on British
 pound currency option
 and forward contract...     (13.3)       --            --           --          (13.3)
Other expense (income),
 net....................      (1.4)     (19.2)         36.9          --           16.3
                          --------    -------      --------      -------      --------
  Earnings (loss) before
   income taxes and
   extraordinary items..    (109.8)     218.5          76.8          --          185.5
Income tax expense......      20.6       80.8          (7.8)         --           93.6
                          --------    -------      --------      -------      --------
  Net earnings (loss)
   before extraordinary
   item.................    (130.4)     137.7          84.6          --           91.9
Extraordinary items --
 loss on early
 retirement of debt, net
 of applicable income
 tax benefits...........      19.3        --           18.9          --           38.2
                          --------    -------      --------      -------      --------
  Net earnings (loss)
   before equity in
   earnings (loss) of
   subsidiaries             (149.7)     137.7          65.7          --           53.7
Equity in earnings
 (loss) of
 subsidiaries...........     203.4       82.9           --        (286.3)          --
                          --------    -------      --------      -------      --------
Net Earnings............  $   53.7    $ 220.6      $   65.7      $(286.3)     $   53.7
                          ========    =======      ========      =======      ========

                           FEDERAL-MOGUL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING CONDENSED BALANCE SHEET

                               December 31, 2000
                             (Millions of Dollars)

                                    (Unconsolidated)
                          -------------------------------------
                                      Guarantor   Non-Guarantor
                           Parent    Subsidiaries Subsidiaries  Eliminations Consolidated
                          ---------  ------------ ------------- ------------ ------------
         ASSETS
Cash and equivalents....  $   148.3    $   10.9     $  (52.0)    $     --     $   107.2
Accounts receivable.....       22.4         --         490.4           --         512.8
Investment in accounts
 receivable
 securitization.........        --          --         229.1           --         229.1
Inventories.............      137.9       299.2        371.5           --         808.6
Deferred taxes..........      196.7         --          87.3           --         284.0
Prepaid expenses and
 income tax benefits....       49.4        53.0         92.7           --         195.1
                          ---------    --------     --------     ---------    ---------
  Total Current Assets..      554.7       363.1      1,219.0           --       2,136.8
Property, plant and
 equipment..............      270.4       887.2      1,231.2           --       2,388.8
Goodwill................      584.5     1,256.7      1,461.9           --       3,303.1
Other intangible
 assets.................       39.8       406.2        300.4           --         746.4
Investment in
 subsidiaries...........    6,186.0     2,871.6          --       (9,057.6)         --
Intercompany accounts,
 net....................   (1,591.5)    1,787.5       (196.0)          --           --
Asbestos-related
 insurance recoverable..        --        194.4        576.7           --         771.1
Other noncurrent
 assets.................      213.6       187.5        507.7           --         908.8
                          ---------    --------     --------     ---------    ---------
  Total Assets..........  $ 6,257.5    $7,954.2     $5,100.9     $(9,057.6)   $10,255.0
                          =========    ========     ========     =========    =========
      LIABILITIES
Short-term debt,
 including current
 portion of long-term
 debt...................  $   124.4    $    3.0     $   20.4     $     --     $   147.8
Accounts payable........       78.0       145.0        208.9           --         431.9
Accrued compensation....       31.8        27.6         98.4           --         157.8
Restructuring and
 rationalization
 reserves...............       12.6        27.1         68.2           --         107.9
Current portion of
 asbestos liability.....        --          --         350.0           --         350.0
Interest payable........       92.9         0.3          1.2           --          94.4
Other accrued
 liabilities............       34.8        73.9        305.3           --         414.0
                          ---------    --------     --------     ---------    ---------
  Total Current
   Liabilities..........      374.5       276.9      1,052.4           --       1,703.8
Long-term debt..........    3,534.0         7.6         18.1           --       3,559.7
Long-term portion of
 asbestos liability.....        --        606.4        855.5           --       1,461.9
Postemployment
 benefits...............      470.1         --         167.5           --         637.6
Other accrued
 liabilities............      273.4         --         435.9           --         709.3
Minority interest in
 consolidated
 subsidiaries...........       55.3         2.2          --            --          57.5
Company-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary holding
 solely convertible
 subordinated debentures
 of the Company.........        --          --         575.0           --         575.0
Shareholders' Equity....    1,550.2     7,061.1      1,996.5      (9,057.6)     1,550.2
                          ---------    --------     --------     ---------    ---------
  Total Liabilities and
   Shareholders'
   Equity...............  $ 6,257.5    $7,954.2     $5,100.9     $(9,057.6)   $10,255.0
                          =========    ========     ========     =========    =========

                           FEDERAL-MOGUL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING CONDENSED BALANCE SHEET

                               December 31, 1999
                             (Millions of Dollars)

                                    (Unconsolidated)
                          -------------------------------------
                                      Guarantor   Non-Guarantor
                           Parent    Subsidiaries Subsidiaries  Eliminations Consolidated
                          ---------  ------------ ------------- ------------ ------------
         ASSETS
Cash and equivalents....  $    54.1    $    4.7     $    5.7     $     --      $   64.5
Accounts receivable.....       18.1         3.0        493.5           --         514.6
Investment in accounts
 receivable
 securitization.........        --          --         232.2           --         232.2
Inventories.............      187.9       302.0        393.7           --         883.6
Deferred taxes..........       40.0        74.7         13.4           --         128.1
Prepaid expenses and
 income tax benefits....       60.8        37.0        105.7           --         203.5
                          ---------    --------     --------     ---------     --------
  Total Current Assets..      360.9       421.4      1,244.2           --       2,026.5
Property, plant and
 equipment..............      292.9       937.4      1,273.4           --       2,503.7
Goodwill................      558.4     1,242.3      1,747.1           --       3,547.8
Other intangible
 assets.................       38.4       427.1        330.8           --         796.3
Investment in
 subsidiaries...........    6,167.0     2,076.6          --       (8,243.6)         --
Intercompany accounts,
 net....................   (1,752.6)    2,077.7       (325.1)          --           --
Asbestos-related
 insurance recoverable..        --        325.9          --            --         325.9
Other noncurrent
 assets.................      233.2        51.0        460.8           --         745.0
                          ---------    --------     --------     ---------     --------
  Total Assets..........  $ 5,898.2    $7,559.4     $4,731.2     $(8,243.6)    $9,945.2
                          =========    ========     ========     =========     ========
      LIABILITIES
Short-term debt,
 including current
 portion of long-term
 debt...................  $   127.7    $    3.0     $   60.1     $     --      $  190.8
Accounts payable........      152.8       206.2        262.9           --         621.9
Accrued compensation....       46.3        40.5         96.1           --         182.9
Restructuring and
 rationalization
 reserves...............        --          --          46.0           --          46.0
Current portion of
 asbestos liability.....        --          --         180.0           --         180.0
Interest payable........       78.1         0.4          0.5           --          79.0
Other accrued
 liabilities............       89.8        93.8        298.4           --         482.0
                          ---------    --------     --------     ---------     --------
  Total Current
   Liabilities..........      494.7       343.9        944.0           --       1,782.6
Long-term debt..........    2,977.0        12.0         31.0           --       3,020.0
Long-term portion of
 asbestos liability.....        --        780.4        554.9           --       1,335.3
Postemployment
 benefits...............      188.0         --         473.9           --         661.9
Other accrued
 liabilities............      157.2       140.4        157.3           --         454.9
Minority interest in
 consolidated
 subsidiaries...........        6.1         --          34.2           --          40.3
Company-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary holding
 solely convertible
 subordinated debentures
 of the Company.........        --          --         575.0           --         575.0
Shareholders' Equity....    2,075.2     6,282.7      1,960.9      (8,243.6)     2,075.2
                          ---------    --------     --------     ---------     --------
  Total Liabilities and
   Shareholders'
   Equity...............  $ 5,898.2    $7,559.4     $4,731.2     $(8,243.6)    $9,945.2
                          =========    ========     ========     =========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                               December 31, 2000
                             (Millions of Dollars)

                                  (Unconsolidated)
                         -----------------------------------
                                   Guarantor   Non-Guarantor
                         Parent   Subsidiaries Subsidiaries  Eliminations Consolidated
                         -------  ------------ ------------- ------------ ------------
Net Cash Provided From
 (Used By)
 Operating Activities... $(154.9)    $(58.5)      $ 58.9       $   --       $(154.5)
Expenditures for
 property, plant and
 equipment and other
 long-term assets.......   (34.9)    (109.7)      (168.7)          --        (313.3)
Proceeds from sale of
 business investments...     0.8        --          65.8           --          66.6
Other...................     --         --           2.4           --           2.4
                         -------     ------       ------       -------      -------
  Net Cash Used By
   Investing
   Activities...........   (34.1)    (109.7)      (100.5)          --        (244.3)
Proceeds from issuance
 of long-term debt......   689.0        --           --            --         689.0
Principal payments on
 long-term debt.........  (132.0)      (4.4)        (8.9)          --        (145.3)
Increase (decrease) in
 short-term debt........    (3.3)       --         (22.6)          --         (25.9)
Fees paid for debt
 issuance and other
 securities.............    (4.6)       --           --            --          (4.6)
Change in intercompany
 accounts...............  (201.1)     178.8         22.3           --           --
Sale of accounts
 receivable under
 securitization.........   (62.1)       --           --            --         (62.1)
Dividends...............    (4.0)       --           --            --          (4.0)
Other...................     1.3        --          (6.9)          --          (5.6)
                         -------     ------       ------       -------      -------
  Net Cash Provided From
   (Used By) Financing
   Activities...........   283.2      174.4       (16.1)           --         441.5
                         -------     ------       ------       -------      -------
  Net Increase
   (Decrease) in Cash... $  94.2     $  6.2       $(57.7)      $   --       $  42.7
                         =======     ======       ======       =======      =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                               December 31, 1999
                             (Millions of Dollars)

                                   (Unconsolidated)
                         -------------------------------------
                                     Guarantor   Non-Guarantor
                          Parent    Subsidiaries Subsidiaries  Eliminations Consolidated
                         ---------  ------------ ------------- ------------ ------------
Net Cash Provided From
 (Used By) Operating
 Activities............. $  (254.3)   $ 395.9       $ 420.8      $    --     $   562.4
Expenditures for
 property, plant and
 equipment and other
 long-term assets.......     (55.8)    (164.0)       (175.4)          --        (395.2)
Proceeds from sale of
 business investments...       3.9        --           49.4           --          53.3
Business acquisitions,
 net of cash acquired...     (97.0)     (27.1)       (247.1)          --        (371.2)
                         ---------    -------       -------      --------    ---------
  Net Cash Used By
   Investing
   Activities...........    (148.9)    (191.1)       (373.1)          --        (713.1)
Issuance of common
 stock..................       1.2        --            --            --           1.2
Proceeds from issuance
 of long-term debt......   2,123.0        --            --            --       2,123.0
Principal payments on
 long-term debt.........  (2,223.2)      (7.8)        (20.5)          --      (2,251.5)
Increase (decrease) in
 short-term debt........      44.2      (11.7)        (35.5)          --          (3.0)
Fees paid for debt
 issuance and other
 securities.............     (25.5)       --            --            --         (25.5)
Change in intercompany
 accounts...............     216.1     (187.0)        (29.1)          --           --
Sale of accounts
 receivable under
 securitization.........     304.3        --            --            --         304.3
Dividends...............      (4.3)       --            --            --          (4.3)
Other...................      (3.8)       --           (2.4)          --          (6.2)
                         ---------    -------       -------      --------    ---------
  Net Cash Provided From
   (Used By) Financing
   Activities...........     432.0     (206.5)        (87.5)          --         138.0
                         ---------    -------       -------      --------    ---------
  Net Increase
   (Decrease) in Cash... $    28.8    $  (1.7)      $ (39.8)     $    --     $   (12.7)
                         =========    =======       =======      ========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                               December 31, 1998
                             (Millions of Dollars)

                                   (Unconsolidated)
                         -------------------------------------
                                     Guarantor   Non-Guarantor
                          Parent    Subsidiaries Subsidiaries  Eliminations Consolidated
                         ---------  ------------ ------------- ------------ ------------
Net Cash Provided From
 Operating Activities... $   131.5   $   156.0     $    38.0    $     --     $   325.5
Expenditures for
 property, plant and
 equipment and other
 long-term assets.......     (37.4)     (128.7)        (62.4)         --        (228.5)
Proceeds from sale of
 business investments...       3.8         --           49.6          --          53.4
Proceeds from sale of
 options................       --          --           39.1          --          39.1
Business acquisitions,
 net of cash acquired...  (2,369.7)        --       (1,855.5)         --      (4,225.2)
                         ---------   ---------     ---------    ---------    ---------
  Net Cash Used By
   Investing
   Activities...........  (2,403.3)     (128.7)     (1,829.2)         --      (4,361.2)
Issuance of common
 stock..................   1,382.2         --            --           --       1,382.2
Proceeds from issuance
 of long-term debt......   6,197.5         --            --           --       6,197.5
Principal payments on
 long-term debt.........  (3,678.7)       (0.3)       (248.6)         --      (3,927.6)
Increase (decrease) in
 short-term debt........      73.9        10.5         (83.9)         --           0.5
Fees paid for debt
 issuance and other
 securities.............     (76.6)        --            --           --         (76.6)
Fees for early
 retirement of debt.....       --          --          (27.4)         --         (27.4)
Change in intercompany
 accounts...............      16.4    (1,604.9)      1,588.5          --           --
Contributions paid to
 affiliates.............  (2,150.1)     (565.4)          --       2,715.5          --
Contributions received
 from affiliates........       --      2,150.1         565.4     (2,715.5)         --
Sale of accounts
 receivable under
 securitization.........      42.6         --            --           --          42.6
Dividends...............     (10.4)        --            --           --         (10.4)
Other...................      (4.6)        0.5          (5.2)         --          (9.3)
                         ---------   ---------     ---------    ---------    ---------
  Net Cash Provided From
   (Used By) Financing
   Activities...........   1,792.2       (9.5)       1,788.8          --       3,571.5
                         ---------   ---------     ---------    ---------    ---------
  Net Increase
   (Decrease) in Cash... $  (479.6)  $    17.8     $    (2.4)   $     --     $  (464.2)
                         =========   =========     =========    =========    =========

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

To Our Shareholders:

   The management of Federal-Mogul has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The financial statements were prepared in accordance with generally accepted accounting principles generally accepted in the United States and include amounts based on the best estimates and judgments of management. Management also prepared the other financial information in this report and is responsible for its accuracy and consistency with the financial statements. Federal-Mogul has retained independent auditors, ratified by election by the shareholders, to audit the financial statements.

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

   The Audit Committee of the Board of Directors, comprised of three outside directors, performs an oversight role related to financial reporting. The Committee periodically meets jointly and separately with the independent auditors, internal auditors and management to review their activities and reports and to take any action appropriate to their findings. At all times, the independent auditors have the opportunity to meet with the Audit Committee, without management representatives present, to discuss matters related to their audit.

/s/ Frank E. Macher
Frank E. Macher
Chief Executive Officer

/s/ Charles G. McClure
Charles G. McClure
Chief Operating Officer and President

/s/ G. Michael Lynch
G. Michael Lynch
Executive Vice President and Chief Financial Officer

                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors, Federal-Mogul Corporation:

   We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Detroit, Michigan
February 1, 2001
except for Note 6 as to which
the date is March 22, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   The information required by this item will appear (a) under the caption "Election of Directors" in the Company's definitive Proxy Statement dated April 2001 relating to its 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement") (except for the information appearing under the caption "Compensation of Directors"), which information is incorporated herein by reference; (b) under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement, which information is incorporated herein by reference; and (c) under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report.

Item 11. Executive Compensation.

   The information required by this item will appear under the caption "Executive Compensation" in the 2001 Proxy Statement (excluding the information appearing under the caption "Compensation Committee Report on Executive Compensation") and under the caption "Compensation of Directors" in the 2001 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this item will appear under the caption "Information on Securities -- Directors' and Officers' Ownership of Stock" and "Ownership of Stock by Principal Owners" in the 2001 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

   The information required by this item will appear under the caption "Certain Related Transactions" in the 2001 Proxy Statement and is incorporated herein by reference.

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

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

                             (Millions of Dollars)

        Column A           Column B       Column C          Column D   Column E
------------------------- ---------- -------------------  ------------ ---------
                                          Additions
                                     -------------------
                                     Charged  Charged to
                          Balance at to Costs   Other                   Balance
                          Beginning    and    Accounts--  Deductions--  at End
       Description        of Period  Expenses  Describe     Describe   of Period
------------------------- ---------- -------- ----------  ------------ ---------
Year Ended December 31,
 2000:
  Valuation allowance for
   trade receivable......   $ 69.3      0.7       --           3.5(4)   $ 66.5
  Reserve for inventory
   valuation.............     26.5      5.8       --           3.0(1)     29.3
  Valuation allowance for
   deferred tax assets...    156.1     63.5       --                     219.6
Year Ended December 31,
 1999:
  Valuation allowance for
   trade receivable......     60.4      5.2     $ 5.1(3)       1.4(4)     69.3
  Reserve for inventory
   valuation.............     24.9      1.6                               26.5
  Valuation allowance for
   deferred tax assets...    181.1     (2.5)                  22.5(2)    156.1
Year Ended December 31,
 1998:
  Valuation allowance for
   trade receivable......     18.7      7.6      34.1(3)       --         60.4
  Reserve for inventory
   valuation.............     15.1      1.6       8.2(3)       --         24.9
  Valuation allowance for
   deferred tax assets...     44.4      3.9     132.8(5)       --        181.1

------------------
(1)  Decrease due to $3.0 million of obsolete inventory.
(2) Decrease due to a $21.4 million reduction of the valuation reserve which was reversed to the statement of operations and a $1.1 million utilization of pre-acquisition net operating loss carryforwards the effect of which reduces goodwill.
(3)  Amounts related to the acquisition of businesses.
(4)  Uncollectable accounts charged off net of recoveries.
(5)  Increase due to purchased foreign net operating loss carryforwards.

     3. Exhibits:

     The Company will furnish upon request any of the following exhibits upon payment of the Company's reasonable expenses for furnishing such exhibit.

      2.1 Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation, dated August 17, 1998. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 26, 1998.)

      3.1 The Company's Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. (the "1999 10-K")

    * 3.2   The Company's Bylaws, as amended.

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

      4.4 Indenture between Federal-Mogul Corporation and The Bank of New York, dated as of December 1, 1997, with respect to the Subordinated Debentures. (Incorporated by reference to Exhibit
            4.8 to the Company's 1997 10-K.)

      4.5 First Supplemental Indenture dated as of December 1, 1999 to the Indenture between Federal-Mogul Corporation and The Bank of New York, dated as of December 1, 1997, with respect to the Subordinated Debentures. (Incorporated by reference to Exhibit
            4.9 to the Company's 1997 10-K.)

      4.6 Indenture among Federal-Mogul Corporation and The Bank of New York, dated as of January 20, 1999. (Incorporated by reference to Exhibit 4.8 to the Company's 1998 10-K.)

      4.7 First Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of January 20, 1999 among Federal-Mogul Corporation, certain subsidiaries as guarantors and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.3 to the Company's January 17, 2001 8-K.)

      4.8 Indenture among Federal-Mogul Corporation and Continental Bank, dated as of August 12, 1994. (Incorporated by reference to Exhibit 4.14 to the Company's Current Report on Form 8-K filed August 19, 1994.)

    * 4.9 First Supplemental Indenture dated as of July 8, 1998 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee.

    * 4.10 Second Supplemental Indenture dated as of October 9, 1998 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee.

      4.11 Third Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee.

         (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 17, 2001. (the "January 17, 2001 8-K")

      4.12 Indenture among Federal-Mogul Corporation and The Bank of New York, dated as of June 29, 1998. (Incorporated by reference to Exhibit 4.8 to the Company's 1999 10-K.)

      4.13 First Supplemental Indenture dated as of June 30, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by reference to Exhibit 4.9 to the Company's 1999 10-K.)

    * 4.14 Second Supplemental Indenture dated as of July 21, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York.

    * 4.15 Third Supplemental Indenture dated as of October 9, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York

      4.16 Fourth Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation, certain subsidiaries as guarantors and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company's January 17, 2001 8-K.)

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

     10.8 Fourth Amended and Restated Credit Agreement dated as of December 29, 2000 among the Company, certain foreign subsidiaries, certain banks and other financial institutions and The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company's January 17, 2001 8-K.)

     10.9 Amended and Restated Domestic Subsidiary Guarantee dated as of December 29, 2000 by certain subsidiaries of the Company in favor of The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.2 to the Company's January 17, 2001 8-K.)

     10.10 Guarantee by F-M UK Holding Limited in favor of The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company's January 17, 2001 8-K.)

     10.11 Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and Wilmington Trust Company, as trustee. (Incorporated by reference to Exhibit 10.4 to the Company's January 17, 2001 8-K.)

     10.12 Second Amended and Restated Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and First Union National Bank, as trustee. (Incorporated by reference to Exhibit 10.5 to the Company's January 17, 2001 8-K.)

     10.13 Second Amended and Restated Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and ABN AMRO Trust Company (Jersey) Limited, as trustee,
            (Incorporated by reference to Exhibit 10.6 to the Company's January 17, 2001 8-K.)

     10.14 Second Amended and Restated Domestic Pledge Agreement among the Company and certain subsidiaries in favor of First Union National Bank, as trustee. (Incorporated by reference to Exhibit 10.7 to the Company's January 17, 2001 8-K.)

     10.15 Security Agreement dated as of December 29, 2000 by the Company and certain subsidiaries in favor of Wilmington Trust Company, as trustee. (Incorporated by reference to Exhibit 10.8 to the Company's January 17, 2001 8-K.)

     10.16 Form of Mortgage or Deed of Trust prepared for execution by the Company or any applicable subsidiaries. (Incorporated by reference to Exhibit 10.9 to the Company's January17, 2001 8-K.)

     10.17 Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by Travelers Casualty & Surety Company of America. (Incorporated by reference to Exhibit 10.10 to the Company's January 17, 2001 8-K.)

     10.18 Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by Travelers Casualty & Surety Company of America. (Incorporated by reference to Exhibit 10.11 to the Company's January17, 2001 8-K.)

     10.19 Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by SAFECO Insurance Company of America. (Incorporated by reference to Exhibit 10.12 to the Company's January 17, 2001 8-K.)

     10.20 Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by National Fire Insurance Company of Hartford and Continental Casualty Company. (Incorporated by reference to
            Exhibit 10.13 to the Company's January 17, 2001 8-K.)

    *10.21 Fifth Amended and Restated Receivables Sale and Contribution Agreement, dated as of February 16, 2001, among the Company and Federal-Mogul Funding Corporation.

    *10.22 Sixth Amended and Restated Receivables Interest Purchase Agreement, dated as of February 16, 2001, in the amount of $450,000,000 among the Company, Federal-Mogul Funding Corporation, Falcon Asset Securitization Corporation and International Securitization Corporation.

     10.23 Federal-Mogul Supplemental Key Executive Pension Plan dated January 1, 1999. (Incorporated by reference to Exhibit 10.11 to the Company's 1999 10-K.)

    *10.24 Employment Agreement dated as of January 10, 2001 and amended as of January 31, 2001, between the Company and Frank Macher.

    *10.25 Change of Control Agreement dated January 10, 2001, between the Company and Frank Macher.

    *10.26 Employment Agreement dated as of January 10, 2001 and amended as of January 31, 2001, between the Company and Charles McClure.

    *10.27 Change of Control Agreement dated January 10, 2001, between the Company and Charles McClure.

    *10.28 Severance Agreement between the Company and Richard A. Snell, dated September 21, 2000.

    *21   Subsidiaries of the Registrant.

    *23.1   Consent of Ernst & Young LLP.

    *24   Powers of Attorney.
------------------
* Filed Herewith

  (b)  Reports on Form 8-K:

   On December 4, 2000 the Company filed a Current Report on Form 8-K to report the settlement of the litigation initiated against the Company by Owens-Illinois, Inc.

  (c) Separate financial statements of affiliates whose securities are pledged as collateral.

    1) Financial statements of Federal-Mogul Products, Inc. and subsidiaries (formerly owned by Cooper Industries and the Moog Automotive division of Cooper Industries, Inc., its predecessor) including consolidated balance sheets as of December 31, 2000 and 1999, and the related statements of operations and comprehensive income and cash flows for the years ended December 31, 2000, 1999, the periods January 1, 1998 through October 9, 1998 and October 10, 1998 through December 31, 1998.

    2) Financial statements of Federal-Mogul Ignition Company and subsidiaries (and the Cooper Automotive division of Cooper Industries, Inc., its predecessor) including consolidated balance sheets as of December 31, 2000 and 1999, and the related statements of operations and comprehensive income and cash flows for the years ended December 31, 2000 and 1999, the periods January 1, 1998 through October 9, 1998, and October 10, 1998 through December 31, 1998.

    3) Financial statements of Federal-Mogul Aviation, Inc. (and Champion Aviation, Inc. a division of Cooper Industries, Inc., its predecessor) including consolidated balance sheets as of December 31, 2000 and 1999, and the related statements of operations and comprehensive income and cash flows for the years ended December 31, 2000, 1999 and the periods January 1, 1998 through October 9, 1998, and October 10, 1998 through December 31, 1998.

    4) Financial statements of T&N Industries, Inc. and subsidiaries (and AE Goetze, Inc., its predecessor) including consolidated balance sheets as of December 31, 2000 and 1999, and the related statements of operations and comprehensive income and cash flows for the years ended December 31, 2000, 1999 and the periods January 1, 1998 through March 5, 1998, and March 6, 1998 through December 31, 1998.

    5) Financial statements of Federal-Mogul Powertrain, Inc. and subsidiaries (and the AE Clevite Inc., its predecessor) including consolidated balance sheets as of December 31, 2000 and 1999, and the related statements of operations and comprehensive income and cash flows for the years ended December 31, 2000, 1999 and for the periods January 1, 1998 through March 5, 1998, and March 6, 1998 through December 31, 1998.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Federal-Mogul Corporation

   We have audited the accompanying consolidated balance sheets of Federal-Mogul Products, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income and cash flows for the years then ended, the period from October 10, 1998 through December 31, 1998 and for and the Moog Automotive Division of Cooper Industries (the Predecessor) for the period from January 1, 1998 through October 9, 1998. These financial statements are the responsibility of the respective Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Products, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, the period from October 10, 1998 through December 31, 1998 and for the Predecessor for the period from January 1, 1998 through October 9, 1998, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Detroit, Michigan
February 1, 2001

                          FEDERAL-MOGUL PRODUCTS, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                             (Millions of Dollars)

                                                                    Predecessor
                                                                    -----------
                                                       Period from  Period from
                                                       October 10,  January 1,
                                        Year Ended         1998        1998
                                       December 31,      through      through
                                       --------------  December 31, October 9,
                                        2000    1999       1998        1998
                                       ------  ------  ------------ -----------
Net sales............................  $649.8  $724.2     $170.2      $666.7
Cost of products sold................   485.0   521.6      120.1       458.8
Selling, general and administrative
 expenses............................   102.7   119.5       28.5       106.4
Amortization expense.................    16.1    16.0        2.9        11.9
Restructuring charge.................    17.8     --         --          --
Adjustment of assets held for sale to
 fair value..........................    30.8     --         --          --
Asbestos charge......................     8.5     --         --          --
Integration costs....................     --      3.5        --          --
Other expense, net...................     8.3    11.7        1.9         1.6
Interest expense.....................    20.0    20.1       15.1         --
                                       ------  ------     ------      ------
  Earnings (loss) before income
   taxes.............................   (39.4)   31.8        1.7        88.0
Income taxes.........................   (11.6)   15.1        1.0        38.4
                                       ------  ------     ------      ------
    Net earnings (loss)..............   (27.8)   16.7        0.7        49.6
Components of Comprehensive Income
 (Loss):
  Minimum pension liability, net of
   tax...............................     --     (4.2)       --          --
  Translation adjustments............     7.8     --        (0.8)       (1.6)
                                       ------  ------     ------      ------
    Comprehensive Income (Loss)......  $(20.0) $ 12.5     $ (0.1)     $ 48.0
                                       ======  ======     ======      ======


          See accompanying Notes to Consolidated Financial Statements.

                          FEDERAL-MOGUL PRODUCTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (Millions of Dollars)

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                           ASSETS
Inventories.................................................. $  156.6 $  161.2
Other........................................................     16.2     19.8
                                                              -------- --------
    Total Current Assets.....................................    172.8    181.0
Property, plant and equipment, net...........................    249.4    254.0
Goodwill, net................................................    418.0    412.5
Other intangibles, net.......................................    133.9    140.9
Asbestos-related insurance recoverable.......................    187.9    325.9
Other assets.................................................     27.5     47.9
                                                              -------- --------
    Total Assets............................................. $1,189.5 $1,362.2
                                                              ======== ========
            LIABILITIES AND NET PARENT INVESTMENT
Accounts payable............................................. $   73.6 $   67.6
Accrued liabilities..........................................     51.3     60.8
                                                              -------- --------
    Total Current Liabilities................................    124.9    128.4
Long-term portion of asbestos liability......................    252.7    408.8
Other long-term liabilities..................................     45.9      3.3
Net Parent Investment:
  Accumulated other comprehensive income.....................      2.8     (5.0)
  Intercompany transactions..................................    763.2    826.7
                                                              -------- --------
    Net Parent Investment....................................    766.0    821.7
                                                              -------- --------
    Total Liabilities and Net Parent Investment.............. $1,189.5 $1,362.2
                                                              ======== ========


          See accompanying Notes to Consolidated Financial Statements.

                          FEDERAL-MOGUL PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Millions of Dollars)

                                                                    Predecessor
                                                                    -----------
                                                       Period from  Period from
                                                       October 10,  January 1,
                                        Year Ended         1998        1998
                                       December 31,      through      through
                                       --------------  December 31, October 9,
                                        2000    1999       1998        1998
                                       ------  ------  ------------ -----------
Cash flows from operating activities:
  Net earnings (loss)................  $(27.8) $ 16.7     $  0.7      $ 49.6
Adjustments to reconcile to net cash
 provided by (used in) operating
 activities:
  Depreciation and amortization......    41.7    41.0       10.1        29.8
  Restructuring charge...............    17.8     --         --          --
  Adjustment of assets held for sale
   and other long-lived assets to
   fair value........................    30.8     --         --          --
  Asbestos charge....................     8.5     --         --          --
  Changes in assets and liabilities:
    Accounts receivable..............     --      --        16.7       (43.2)
    Inventories......................     1.9    48.3       31.0       (18.7)
    Accounts payable.................    (3.2)  (40.5)     (12.2)      (28.6)
    Other assets and liabilities.....   (16.9)  (72.0)       0.5        (9.5)
                                       ------  ------     ------      ------
      Net cash provided by (used in)
       operating activities..........    52.8    (6.5)      46.8       (20.6)
Cash flows from investing activities:
  Capital expenditures, net..........   (34.3)  (34.3)       --        (13.0)
                                       ------  ------     ------      ------
      Net cash used in investing
       activities....................   (34.3)  (34.3)       --        (13.0)
Cash flows from financing activities:
  Repayments of long-term debt.......     --     (0.8)      (0.3)       (2.4)
  Transfers from (to) parent.........   (18.5)   33.9      (40.6)       37.8
                                       ------  ------     ------      ------
      Net cash provided by (used in)
       financing activities..........   (18.5)   33.1      (40.9)       35.4
                                       ------  ------     ------      ------
Increase (decrease) in cash..........     --     (7.7)       5.9         1.8
      Cash, beginning of period......     --      7.7        1.8         --
                                       ------  ------     ------      ------
      Cash, end of period............  $  --   $  --      $  7.7      $  1.8
                                       ======  ======     ======      ======

          See accompanying Notes to Consolidated Financial Statements.

                         FEDERAL-MOGUL PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

   The accompanying financial statements reflect the consolidated assets, liabilities and operations of Federal-Mogul Products, Inc. and its subsidiaries ("Products"). Products is a wholly owned subsidiary of Federal-Mogul Corporation ("Federal-Mogul"). Products' predecessor was previously known as the Moog Automotive Division of Cooper Industries, Inc., hereafter also referred to as "Predecessor". Federal-Mogul purchased the automotive divisions of Cooper, including Products, on October 9, 1998 for approximately $2.0 billion of which approximately $1.1 billion is attributable to Products.

   Products operates with financial and operational staff on a decentralized basis. Federal-Mogul provides certain centralized services for employee benefits administration, cash management, risk management, legal services, public relations, tax reporting and internal and external audit. Federal-Mogul bills Products for all such direct expenses incurred on its behalf. General expenses that are not directly attributable to the operations of Products have been allocated based on management's estimates, primarily driven by sales. Management believes that this allocation method is reasonable.

   The accompanying consolidated financial statements are presented as if Products had existed as an entity separate from its parent during the period presented and include the assets, liabilities, revenues and expenses that are directly related to Products' operations. Since the date of Federal-Mogul's acquisition of Products, the financial statements include the push-down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant and equipment and their related amortization and depreciation adjustments.

   Products' separate debt and related interest expense have been included in the consolidated financial statements. Because Products is fully integrated into its parent's cash management system, all of their cash requirements are provided by its parent and any excess cash generated by Products is transferred to its parent.

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

   Inventories: Inventories are stated at the lower of cost or market. Prior to Federal-Mogul's acquisition of Products, cost was determined using the first-in, first-out ("FIFO") method. Subsequent to Federal-Mogul's acquisition of Products, cost is determined using the last-in, first-out method ("LIFO") for approximately 94% and 88% of the inventory at December 31, 2000 and 1999, respectively. The remaining inventories are recorded using FIFO. If inventories had been valued at current cost, amounts reported would have been increased by $5.3 million as of December 31, 2000. LIFO approximated cost at December 31, 1999.

   At December 31, inventories consisted of the following:

                                                                    2000   1999
                                                                   ------ ------
                                                                   (Millions of
                                                                     Dollars)
      Raw materials............................................... $ 33.0 $ 30.4
      Work-in-process.............................................   14.6   14.3
      Finished goods..............................................  109.0  116.5
                                                                   ------ ------
                                                                   $156.6 $161.2
                                                                   ====== ======

                         FEDERAL-MOGUL PRODUCTS, INC.

   Property, Plant and Equipment: Property, plant and equipment are stated at Federal-Mogul's cost. Depreciation is computed over the estimated useful lives of the related assets using primarily the straight-line method. This method is applied to assets, which in general have the following lives: buildings--10 to 40 years and machinery and equipment--3 to 12 years. At December 31, property, plant and equipment consisted of the following:

                                                                  2000    1999
                                                                 ------  ------
                                                                 (Millions of
                                                                   Dollars)
      Property, plant and equipment:
        Land and land improvements.............................. $  8.5  $ 11.4
        Buildings...............................................   74.1    82.8
        Machinery and equipment.................................  224.5   192.0
                                                                 ------  ------
                                                                  307.1   286.2
        Accumulated depreciation................................  (57.7)  (32.2)
                                                                 ------  ------
                                                                 $249.4  $254.0
                                                                 ======  ======

   Total rental expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was $3.6 million, $4.8 million and $1.1 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Products.

   Goodwill and Other Intangible Assets: At December 31, goodwill and other intangible assets, which result principally from acquisitions, consisted of the following:

                                                      Estimated
                                                     Useful Life  2000    1999
                                                     ----------- ------  ------
                                                                 (Millions of
                                                                   Dollars)
      Goodwill......................................    40 years $442.5  $422.5
      Accumulated amortization......................              (24.5)  (10.0)
                                                                 ------  ------
                                                                  418.0   412.5
      Trademarks....................................    40 years   64.7    66.2
      Developed technology.......................... 12-30 years   65.9    67.4
      Assembled workforce...........................    15 years   12.4    13.3
      Other.........................................    20 years    2.8     2.9
                                                                 ------  ------
                                                                  145.8   149.8
      Accumulated amortization......................              (11.9)   (8.9)
                                                                 ------  ------
                                                                  133.9   140.9
                                                                 ------  ------
        Net Intangible Assets.......................             $551.9  $553.4
                                                                 ======  ======

   Intangible assets are periodically reviewed for indicators of impairment. If indicators of impairment exist, an assessment of undiscounted future cash flows related to assets held for use or fair value for assets held for sale are evaluated accordingly. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The 2000 impairment charge related to property, plant and equipment. There were no impairment charges in 1999.

   Revenue Recognition: Products recognizes revenue, estimated returns from product sales and related incentives when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Products generally records sales upon shipment of product to customers and transfer of title under standard commercial terms.

                         FEDERAL-MOGUL PRODUCTS, INC.

   Recoverable Customer Engineering and Tooling: Pre-production tooling and engineering costs that Products will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Products the noncancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. Pre-production tooling and engineering costs that are owned by Products are capitalized as part of machinery and equipment.

   Shipping and Handling Costs: Products recognizes shipping and handling costs as a component of cost of products sold in the statement of operations.

   Net Parent Investment: The Net Parent Investment account reflects the balance of Products' historical earnings, intercompany amounts, income taxes accrued and deferred, postemployment liabilities, other transactions between Products and Federal-Mogul, foreign currency translations and equity pension adjustments.

   Currency Translation: Exchange adjustments related to international currency transactions are reflected in the consolidated statements of operations. Translation adjustments of Canadian subsidiaries for which the Canadian dollar is the functional currency are reflected in the consolidated financial statements as a component of accumulated other comprehensive income.

   Fair Value of Financial Instruments: The carrying amounts of certain financial instruments such as accounts payable approximate their fair value.

   Reclassifications: Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 2000.

   Effect of Accounting Pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. In June 2000, the FASB issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No. 133. Products has implemented the appropriate systems and processes to adopt these statements effective January 1, 2001. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cashflow hedge transactions, the fair value of the derivative instrument will be reported in other comprehensive income. The ineffective portion of all hedges will be recognized in current-period earnings. The statements provide for the recognition of a cumulative adjustment for an accounting change, as of the date of adoption. The adoption of this FASB will not have a material impact on the financial position or the operating results of Products.

   In November 2000, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on issue No. 00-14, Accounting for Certain Sales Incentives. The EITF addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or exercisable by a customers a result of a single transaction. The EITF is required to be applied beginning April 1, 2001. The effect of the adoption has not been finalized, however Products believes that the adoption will not have a material impact on its financial statements.

Note 3: Acquisitions

   In November 2000, certain assets and liabilities were transferred to Products from another Federal-Mogul subsidiary, for an aggregate cost of $45.9 million, which approximated book value, in exchange for a note payable to the subsidiary (see Note 6).

Note 4: Restructuring Charges

   In 2000, Products recognized a $17.8 million restructuring charge related to severance and exit costs. Employee severance costs of $13.9 million and exit costs of $3.9 million resulted primarily from the planned

                         FEDERAL-MOGUL PRODUCTS, INC.

reorganization of the America's friction business. Net employee reductions are expected to be approximately 400 comprised of 1,200 reductions associated with facility closings offset by 800 new hires in new or expanded facilities. As of December 31, 2000 no facilities had been closed and no employees had been severed. Products expects to substantially complete this program in 2001.

   Also in 2000, Products recorded a $30.8 million charge for long-lived assets held for sale to fair value primarily associated with the actions of the 2000 restructuring program. Included in this charge is the write down of assets to their fair value for the closure of certain facilities associated with the reorganization of the America's friction business.

Note 5: Commitments and Contingencies

 Asbestos Litigation

   Current businesses of Products, primarily Abex and Wagner, are involved as defendants in numerous court actions in the United States alleging personal injury from exposure to asbestos or asbestos-containing products, mainly involving friction products. Abex is a defendant in approximately 23,000 pending claims as of December 31, 2000. During 2000, approximately 14,700 new claims naming this defendant were received. Wagner is a defendant in approximately 17,300 claims as of December 31, 2000. During 2000, approximately 6,700 new claims naming this defendant were received. In 1998, Federal-Mogul acquired the capital stock of a former Cooper Automotive entity resulting in the assumption by Products of contractual liability, under certain circumstances, for all claims pending and to be filed in the future alleging exposure to certain Wagner automotive and industrial friction products and for all claims filed after August 29, 1998, alleging exposure to certain Abex (non-railroad and non-aircraft) friction products. In the fourth quarter of 2000, Products decreased its estimate of probable asbestos-related liability by $127 million, which was accompanied by an approximately equivalent reduction in the insurance recoverable asset. The revised estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The revised liability (approximately $253 million) represents Products' estimate for claims currently pending and those which can be reasonably estimated to be asserted in a future period. Products believes that these claims will be paid over the next 12 years. In arriving at the revised liability for Abex and Wagner, assumptions have been made regarding the number of claims anticipated to be received in the future period, the typical cost of settlement (which is sensitive to the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, and the timing of settlements.

   While management believes that the liability and receivable recorded for these claims are appropriate for anticipated losses arising from asbestos-related claims against Abex and Wagner for the covered period, given the nature and complexity of factors affecting the estimated liability and potential insurance recovery the actual liability and insurance recovery may differ. No assurance can be given that Abex and Wagner will not be subject to material additional liabilities and significant additional litigation relating to asbestos for the period covered. In the event that such liabilities exceed the amounts recorded by Products or the remaining insurance coverage, Products' results of operations, business, liquidity and financial condition could be materially adversely affected.

   The ultimate liability for all pending and future claims is highly uncertain due to the difficulty of forecasting the numerous variables that can affect the liability. Products does not believe it can reasonably determine the ultimate liability as the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, and the cost to resolve them. As additional experience is gained regarding claims or other new information becomes available regarding the potential liability, Products will reassess its potential liability and revise the estimates as appropriate. Accordingly it is reasonably possible that the ultimate losses from asbestos-related claims will be greater than amounts recorded.

   Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. Products has the benefit of that insurance. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has

                         FEDERAL-MOGUL PRODUCTS, INC.

substantial excess layer liability insurance coverage that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. Products believes that based on its review of the insurance policies, the viability of the insurance carriers, and advice from outside legal counsel, it is probable that Abex will receive payments for a substantial majority of the cost of claims.

   Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. Products has the benefit of that insurance. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner's solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. Products believes that based on its review of the insurance policies, the financial viability of the insurance carriers, and advice from outside legal counsel, it is probable that Wagner will receive payment for a portion of the cost of claims. Based on the probable conclusion of collection under the insurance policies, Products has recorded a $188 million insurance recoverable asset related to the Abex and Wagner liability.

 Environmental Liabilities

   At December 31, 2000, Products had accruals of $5.1 million with respect to potential environmental liabilities, including $3.9 million classified as a long-term liability, based on Products' current estimate of the most likely amount of losses that it believes will be incurred.

   Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change.

   Products has not discounted its environmental liability. While environmental liability accruals involve estimates that can have wide ranges of potential liability, Products has taken a proactive approach and has managed the costs in these areas over the years. Products does not believe that the nature of their products, production processes, or materials or other factors involved in the manufacturing process subject Products to unusual risks or exposures for environmental liability. Products' greatest exposure to inaccuracy in their estimates is with respect to the constantly changing definitions of what constitutes an environmental liability or an acceptable level of cleanup.

Note 6: Long-Term Debt and Other Financing Arrangements

   Products' cash and indebtedness is managed by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Products, is provided through this consolidated cash and debt management system. As a result, the amount of domestic cash or debt historically related to Products is not determinable. For purposes of Products' historical financial statements, identifiable debt was allocated to Products during each year with all of Products' positive or negative cash flows being treated as cash transferred to or from its parent. The specifically identifiable industrial revenue bonds (the "IRB") and specifically identifiable international debt was assigned to Products.

   Products has inter-company loans with Federal-Mogul in the amount of $278.9 million, which is included in the net parent investment balance for all years presented. In 2000, 1999 and 1998, Federal-Mogul charged interest on the inter-company loans based on the stated rate of 6.9%.

   In November 2000 Products issued a note payable to another subsidiary of Federal-Mogul for the transfer of certain assets and liabilities (see Note 3), in the amount of $45.9 million. Interest on this note is calculated at the stated rate of 6.154%. This note is included in Products balance sheet under the caption "Other Long-Term Liabilities".

                         FEDERAL-MOGUL PRODUCTS, INC.

   For purposes of Products' historical financial statements, interest expense has been computed using the actual interest rate with respect to the IRB and Canadian short-term borrowings. Total interest related to long-term debt and short-term debt paid during 1999 and 1998 was $0.1 million and $0.5 million, respectively. There were no borrowings outstanding in 2000.

   Federal-Mogul has pledged 100% of Products' capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Products has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul's Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul.

   Products participates in Federal-Mogul's accounts receivable securitization program. On an ongoing basis, Products sells certain accounts receivable to Federal-Mogul Funding Corporation ("FMFC"), a wholly owned subsidiary of Federal-Mogul, which then sells such receivables, without recourse, to a financial conduit. The transfers of these receivables are charged to the Net Parent Investment account. Products does not retain any interest in these receivables and the receivables are sold to FMFC at their carrying value.

Note 7: Net Parent Investment

   Changes in net parent investment were as follows:

                                                                     (Million
                                                                    of Dollars)
      Balance at January 1, 1998..................................    $852.4
        Comprehensive income for the period January 1, 1999
         through
         October 9, 1998..........................................      48.0
        Intercompany transactions, net............................      53.1
                                                                      ------
      Balance at October 9, 1998..................................    $953.5
                                                                      ======
      Federal-Mogul initial investment in Products................    $833.2
        Comprehensive loss for the period October 10, 1998 through
         December 31, 1998........................................      (0.1)
        Intercompany transactions, net............................     (22.6)
                                                                      ------
      Balance at December 31, 1998................................     810.5
        Comprehensive income......................................      12.5
        Intercompany transactions, net............................      (1.3)
                                                                      ------
      Balance at December 31, 1999................................     821.7
        Comprehensive loss........................................     (20.0)
        Intercompany transactions, net............................     (35.7)
                                                                      ------
      Balance at December 31, 2000................................    $766.0
                                                                      ======

   The Company includes accumulated other comprehensive income in net parent investment. At December 31, 2000 accumulated other comprehensive income included $7.0 million of foreign currency translation adjustments and $(4.2) million of minimum pension funding. At December 31, 1999 accumulated other comprehensive income included $(0.8) million of foreign currency translation adjustments and $(4.2) million of minimum pension funding.

Note 8: Income Taxes

   Products files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

                         FEDERAL-MOGUL PRODUCTS, INC.

                                                          Period      Period
                                                       October 10,  January 1,
                                                           1998        1998
                                                         through     through
                                                       December 31, October 9,
                                         2000   1999       1998        1998
                                        ------  -----  ------------ ----------
                                               (Millions of Dollars)
      Components of income tax expense
       (benefit):
        Current.......................  $(15.0) $18.6      $1.0       $55.3
        Deferred......................     3.4   (3.5)       --       (16.9)
                                        ------  -----      ----       -----
        Income tax expense (benefit)..  $(11.6) $15.1      $1.0       $38.4
                                        ======  =====      ====       =====

   A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

                                                            Period      Period
                                                         October 10,  January 1,
                                                             1998        1998
                                                           through     through
                                                         December 31, October 9,
                                            2000   1999      1998        1998
                                            ----   ----  ------------ ----------
      U.S. Federal statutory rate.......... (35)%   35%       35%         35%
      State and local taxes................  --      4         4           4
      Nondeductible goodwill...............   6      8        24           5
      Foreign / other......................  --     --        (6)         --
                                            ---    ---       ---         ---
      Effective tax rate................... (29)%   47%       57%         44%
                                            ===    ===       ===         ===

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company's net deferred tax asset are non-deductible accruals and amortization and depreciation timing differences.

                                                           2000        1999
                                                        ----------  ----------
                                                        (Millions of Dollars)
      Current deferred tax assets...................... $     61.2  $     75.5
      Long-term deferred tax liabilities...............      (85.3)     (102.2)
                                                        ----------  ----------
      Net deferred tax liabilities..................... $    (24.1) $    (26.7)
                                                        ==========  ==========

   As Products files a consolidated tax return with Federal-Mogul, the net deferred tax liability at December 31, 2000 and 1999 is a component of the net parent investment.

Note 9: Pension Plans

   In 1998, prior to Federal-Mogul's acquisition of Products, the various pension plans of Products were merged into one plan of Cooper. As such, the related pension liabilities were recorded to net parent investment. This plan was assumed by Federal-Mogul in its acquisition of the automotive divisions of Cooper. This plan was required to be fully funded by Cooper prior to the acquisition by Federal-Mogul. During 2000, the company consolidated all domestic qualified defined benefit plans into one plan, the Federal-Mogul Corporation Pension Plan.

   For the year ended December 31, 2000, the charge to Products from Federal-Mogul was approximately $0.7 million. For the year ended December 31, 1999, the credit to Products from Federal-Mogul was approximately $1.0 million. During the period January 1, 1998 to October 9, 1998, the expense charged to Products by Cooper was $2.2 million. During the period October 10, 1998 to December 31, 1998, the credit to Products from Federal-Mogul was approximately $0.4 million.

                         FEDERAL-MOGUL PRODUCTS, INC.

   The fully funded aggregated projected benefit obligation of $716.1 million was based upon a discount rate of 8%, and the fair value of the plan's assets was $852.5 million at December 31, 2000. Company contributions for 2000 and 1999 were $6.8 million and $0.5 million.

Note 10: Postretirement Benefits Other Than Pensions

   As part of Cooper and subsequently Federal-Mogul, benefits provided to employees of Products under various postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescription drugs and life insurance, with medical care accounting for approximately 94% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $1.8 million, $2.5 million, $1.7 million and $0.6 million, for 2000, 1999, the period January 1, 1998 to October 9, 1998, and the period October 10, 1998 to December 31, 1998, respectively. The unfunded projected benefit obligation of these plans aggregated approximately $34.6 million at December 31, 2000 based upon a discount rate of 7.75%.

Note 11: Concentrations of Credit Risk and Other

   Products grants credit to their customers, which are primarily in the automotive industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising Products' customer base and their dispersion across many different countries. Products performs periodic credit evaluations of their customers and generally does not require collateral.

   Products operates in a single business segment. Products manufactures and distributes brake friction materials and other products for use by the automotive aftermarket and in automobile assemblies. In addition, Products manufactures and distributes suspension, steering drive-line and brake system components and material for the automotive aftermarket. No single customer accounted for 10% or more of revenues in 2000, 1999 or 1998. All revenues and assets of Products reside in North America, principally in the United States.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Federal-Mogul Corporation

   We have audited the accompanying consolidated balance sheets of Federal-Mogul Ignition Company and subsidiaries as of as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income and cash flows for the years then ended, the period from October 10, 1998 through December 31, 1998 and for the Cooper Automotive Division of Cooper Industries (the Predecessor) for the period from January 1, 1998 through October 9, 1998. These financial statements are the responsibility of the respective Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Ignition Company and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, the period from October 10, 1998 through December 31, 1998 and for the Predecessor for the period from January 1, 1998 through October 9, 1998, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Detroit, Michigan
February 1, 2001

                         FEDERAL-MOGUL IGNITION COMPANY

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                             (Millions of Dollars)

                                                                   Predecessor
                                                                   -----------
                                                      Period from  Period from
                                                      October 10,  January 1,
                                       Year Ended         1998        1998
                                      December 31,      through      through
                                      --------------  December 31, October 9,
                                       2000    1999       1998        1998
                                      ------  ------  ------------ -----------
Net sales:
  Trade.............................. $846.5  $963.8     $233.1      $782.8
  Affiliate..........................   74.8     --         --          --
                                      ------  ------     ------      ------
    Total net sales..................  921.3   963.8      233.1       782.8
Cost of products sold................  701.2   687.6      169.1       589.7
Selling, general and administrative
 expenses............................  141.6   124.8       40.1       100.6
Amortization expense.................   20.0    18.6        4.4        13.7
Integration costs....................    --      5.0        --          --
Restructuring charge.................   15.9     --         --          --
Adjustment of assets held for sale
 fair value..........................    4.9     --         --          --
Other expense, net...................    1.2    15.9        2.8        15.4
Interest expense.....................   32.9    34.3       15.1         1.5
                                      ------  ------     ------      ------
  Earnings before income taxes.......    3.6    77.6        1.6        61.9
Income taxes.........................    5.9    33.7        1.0        26.8
                                      ------  ------     ------      ------
    Net earnings (loss)..............   (2.3)   43.9        0.6        35.1
Components of comprehensive income
 (loss):
  Minimum pension liability, net of
   tax...............................    --     (4.1)       --          --
  Translation adjustments............   15.7   (13.0)      (2.4)        6.0
                                      ------  ------     ------      ------
    Comprehensive Income (Loss)...... $ 13.4  $ 26.8     $ (1.8)     $ 41.1
                                      ======  ======     ======      ======


          See accompanying Notes to Consolidated Financial Statements

                         FEDERAL-MOGUL IGNITION COMPANY

                          CONSOLIDATED BALANCE SHEETS

                             (Millions of Dollars)

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                           ASSETS
Cash........................................................ $   32.4  $    3.3
Accounts receivable.........................................     36.3      49.5
Inventories.................................................    161.7     166.8
Other.......................................................     48.4      41.2
                                                             --------  --------
    Total Current Assets....................................    278.8     260.8
Property, plant and equipment, net..........................    345.0     363.9
Goodwill, net...............................................    368.9     388.3
Other intangibles, net......................................    249.1     260.9
Other assets................................................     28.0      48.2
                                                             --------  --------
    Total Assets............................................ $1,269.8  $1,322.1
                                                             ========  ========
           LIABILITIES AND NET PARENT INVESTMENT
Short-term debt............................................. $    --   $    6.0
Accounts payable............................................     73.8      84.4
Accrued compensation........................................     15.9       7.3
Restructuring and rationalization reserves..................     11.4      10.2
Accrued rebates and customer incentives.....................      8.6      12.4
Other accrued liabilities...................................     15.6      42.5
                                                             --------  --------
    Total Current Liabilities...............................    125.3     162.8
Other long-term liabilities.................................     14.4      17.0
Net Parent Investment:
  Accumulated other comprehensive income....................     (3.8)    (19.5)
  Intercompany transactions.................................  1,133.9   1,161.8
                                                             --------  --------
    Net Parent Investment...................................  1,130.1   1,142.3
                                                             --------  --------
    Total Liabilities and Net Parent Investment............. $1,269.8  $1,322.1
                                                             ========  ========


          See accompanying Notes to Consolidated Financial Statements.

                         FEDERAL-MOGUL IGNITION COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Millions of Dollars)

                                                                    Predecessor
                                                                    -----------
                                                       Period from  Period from
                                                       October 10,  January 1,
                                        Year Ended         1998        1998
                                       December 31,      through      through
                                       --------------  December 31, October 9,
                                        2000    1999       1998        1998
                                       ------  ------  ------------ -----------
Cash flows from operating activities:
  Net earnings (loss)................  $ (2.3) $ 43.9     $  0.6      $ 35.1
Adjustments to reconcile to net cash
 provided by (used in) operating
 activities:
  Depreciation and amortization......    57.8    52.5       13.5        45.5
  Restructuring charge...............    15.9     --         --          --
  Adjustment of assets held for sale
   to fair value.....................     4.9     --         --          1.0
  Changes in assets and liabilities:
    Accounts receivable..............    13.2   (10.8)      (1.1)       12.4
    Inventories......................     5.1    46.2        4.8       (27.1)
    Accounts payable.................   (10.6)   (6.4)      29.1        (9.3)
    Other assets and liabilities.....     5.9   (33.3)     (47.1)       (0.8)
                                       ------  ------     ------      ------
      Net cash provided by (used in)
       operating activities..........    89.9    92.1       (0.2)       56.8
Cash flows from investing activities:
  Cash paid for acquired businesses..     --     (1.9)       --         (8.5)
  Capital expenditures, net..........   (45.4)  (30.1)      (6.2)      (29.4)
                                       ------  ------     ------      ------
      Net cash used in investing
       activities....................   (45.4)  (32.0)      (6.2)      (37.9)
Cash flows from financing activities:
  Net short-term repayments..........    (6.0)    --        (2.4)      (33.1)
  Borrowings (repayments) of long-
   term debt.........................     --    (10.8)      (0.1)        0.3
  Transfers from (to) parent.........    (9.4)  (59.1)     (23.8)       58.2
                                       ------  ------     ------      ------
      Net cash provided by (used in)
       financing activities..........   (15.4)  (69.9)     (26.3)       25.4
                                       ------  ------     ------      ------
Increase (decrease) in cash..........    29.1    (9.8)     (32.7)       44.3
      Cash beginning of period.......     3.3    13.1       45.8         1.5
                                       ------  ------     ------      ------
      Cash end of period.............  $ 32.4  $  3.3     $ 13.1      $ 45.8
                                       ======  ======     ======      ======

          See accompanying Notes to Consolidated Financial Statements.

                        FEDERAL-MOGUL IGNITION COMPANY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

   The accompanying financial statements reflect the consolidated assets, liabilities and operations of Federal-Mogul Ignition Company and its subsidiaries ("Ignition"). Ignition is a wholly owned subsidiary of Federal-Mogul Corporation ("Federal-Mogul"). Ignition's predecessor was previously known as the Cooper Automotive Division of Cooper Industries, Inc. hereafter also referred to as the "Predecessor". Federal-Mogul purchased the automotive divisions of Cooper, including Ignition, on October 9, 1998 for approximately $2.0 billion, of which approximately $986.0 million was attributable to Ignition.

   Ignition operates with financial and operations staff on a decentralized basis. Federal-Mogul provides (and Cooper had provided) certain centralized services for employee benefits administration, cash management, risk management, legal services, public relations, domestic tax reporting and internal and external audit. Federal-Mogul bills Ignition for all such direct expenses incurred on its behalf. General expenses that are not directly attributable to the operations of Ignition have been allocated based on management's estimates, primarily driven by sales. Management believes that this allocation method is reasonable.

   The accompanying consolidated financial statements are presented as if Ignition had existed as an entity separate from its parent during the period presented and include the assets, liabilities, revenues and expenses that are directly related to Ignition's operations. Since the date of Federal-Mogul's acquisition of Ignition, the financial statements include the push-down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant and equipment and their related amortization and depreciation adjustments.

   Ignition's separate debt and related interest expense have been included in the consolidated financial statements. Because Ignition is fully integrated into its parent's cash management system, all of their domestic cash requirements are provided by its parent and any excess cash generated by Ignition is transferred to the parent.

Note 2: Summary of Significant Accounting Policies

   Principles of Consolidation: The consolidated financial statements include the accounts of Ignition, and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

   Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

   Inventories: Inventories are carried at cost or, if lower, net realizable value. Prior to Federal-Mogul's acquisition of Ignition, cost was determined using the first-in, first-out ("FIFO") method. Subsequent to Federal-Mogul's acquisition of Ignition, cost is determined using the last-in, first-out method ("LIFO") for approximately 72% and 62% of the inventory at December 31, 2000 and 1999, respectively. The remaining inventories are recorded using FIFO. If inventories had been valued at current cost amounts reported would have been decreased by $2.7 million, as of December 31, 1999. LIFO approximated cost at December 31, 2000. At December 31, inventories consisted of the following:

                                                                  2000    1999
                                                                 ------  ------
                                                                 (Millions of
                                                                   Dollars)
      Raw materials............................................. $ 43.3  $ 35.7
      Work-in-process...........................................   42.0    38.8
      Finished goods............................................   80.4    92.3
                                                                 ------  ------
                                                                  165.7   166.8
      Reserve for inventory valuation...........................   (4.0)    --
                                                                 ------  ------
                                                                 $161.7  $166.8
                                                                 ======  ======

                        FEDERAL-MOGUL IGNITION COMPANY

   Property, Plant and Equipment: Property, plant and equipment are stated at Federal-Mogul's cost. Depreciation is provided over the estimated useful lives of the related assets using primarily the straight-line method. This method is applied to assets, which in general have the following lives: buildings--10 to 40 years; and machinery and equipment--3 to 12 years. At December 31, property, plant and equipment consisted of the following:

                                                                  2000    1999
                                                                 ------  ------
                                                                 (Millions of
                                                                   Dollars)
      Property, plant and equipment:
        Land and land improvements.............................. $  5.6  $ 12.1
        Buildings...............................................   79.2    89.4
        Machinery and equipment.................................  330.5   305.4
                                                                 ------  ------
                                                                  415.3   406.9
        Accumulated depreciation................................  (70.3)  (43.0)
                                                                 ------  ------
                                                                 $345.0  $363.9
                                                                 ======  ======

   Total rental expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was $1.7 million, $3.2 million and $5.4 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Ignition.

   Goodwill and Other Intangible Assets: At December 31, goodwill and other intangible assets, which result principally from acquisitions, consisted of the following:

                                                      Estimated
                                                     Useful Life  2000    1999
                                                     ----------- ------  ------
                                                                 (Millions of
                                                                   Dollars)
      Goodwill......................................    40 years $390.4  $399.5
      Accumulated amortization......................              (21.5)  (11.2)
                                                                 ------  ------
                                                                  368.9   388.3
      Trademarks....................................    40 years  180.2   181.5
      Developed technology.......................... 12-30 years   67.7    68.2
      Assembled workforce...........................    15 years   18.8    20.2
      Other.........................................    20 years    2.7     2.8
                                                                 ------  ------
                                                                  269.4   272.7
      Accumulated amortization......................              (20.3)  (11.8)
                                                                 ------  ------
                                                                  249.1   260.9
                                                                 ------  ------
        Net Intangible Assets.......................             $618.0  $649.2
                                                                 ======  ======

   Intangible assets are periodically reviewed for impairment indicators. If impairment indicators exist, an assessment of undiscounted future cash flows related to assets held for use or fair value for assets held for sale are evaluated accordingly. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Impairment charges recorded in 2000 related primarily to assets held for sale.

   Net Parent Investment: The Net Parent Investment account reflects the balance of Ignition's historical earnings, intercompany amounts, income taxes accrued and deferred, postemployment liabilities, other transactions between Ignition and Federal-Mogul, foreign currency translations and equity pension adjustments.

                        FEDERAL-MOGUL IGNITION COMPANY

   Revenue Recognition: Ignition recognizes revenue, estimated returns from product sales and related incentives when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Ignition generally records sales upon shipment of product to customers and transfer of title under standard commercial terms. Affiliate sales are transferred at cost.

   Recoverable Customer Engineering and Tooling: Pre-production tooling and engineering costs that Ignition will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Ignition the noncancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. Pre-production tooling and engineering costs that are owned by Ignition are capitalized as part of machinery and equipment.

   Shipping and Handling Costs: Ignition recognizes shipping and handling costs as a component of cost of products sold in the statement of operations.

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

   Fair Value of Financial Instruments: The carrying amounts of certain financial instruments such as cash, accounts receivable, accounts payable and debt approximate their fair values.

   Effect of Accounting Pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. In June 2000, the FASB issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No. 133. Ignition has implemented the appropriate systems and processes to adopt these statements effective January 1, 2001. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, the fair value of the derivative instrument will be reported in other comprehensive income. The ineffective portion of all hedges will be recognized in current-period earnings. The statements provide for the recognition of a cumulative adjustment for an accounting change, as of the date of adoption. The adoption of this FASB will not have a material impact on the financial position or the operating results of Ignition.

   In November 2000, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on issue No. 00-14, Accounting for Certain Sales Incentives. The EITF addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or exercisable by a customers a result of a single transaction. The EITF is required to be applied beginning April 1, 2001. The effect of the adoption has not been finalized, however Ignition believes that the adoption will not have a material impact on its financial statements.

   Derivative Financial Instruments: On a recurring basis, foreign currency forward exchange contracts and commodity contracts are entered into to reduce risks of adverse changes in foreign exchange rates and commodity prices. All contracts are hedges of actual or anticipated transactions with the gain or loss on the contract recognized in the same period and in the same category of income or expense as the underlying hedged

                        FEDERAL-MOGUL IGNITION COMPANY
transaction. Ignition did not enter into speculative derivative transactions or hedges of anticipated transactions unless there is a high probability the transactions will occur. Due to the short term of contracts and a restrictive policy, contract terminations or anticipated transactions that do not occur are rare and insignificant events that are accounted for through income in the period they occur.

Note 3: Acquisitions

   Ignition completed one acquisition in 1999, which had an aggregate cost of $1.9 million, with $1.3 million of goodwill recorded. Ignition completed one acquisition in 1998, which had an aggregate cost of $8.5 million, with $5.5 of goodwill recorded. The operations of these businesses were not significant on a pro forma basis to historical operations of Ignition. The acquisitions have been accounted for as purchases and the results of the acquisitions are included in the consolidated statements of operations since the respective acquisition dates.

Note 4: Restructuring

   In 2000, Ignition recognized a $15.9 million restructuring charge related to severance and exit costs. Employee severance costs of $10.4 million and exit costs of $5.5 million resulted from the planned closure of Australian and Taiwanese sales, administrative, and distribution facilities; consolidation of an administrative facility at Ignition's Ohio facility; consolidation of Ignition's Americas wiper and lighting businesses; and various other programs in Europe. Net employee reductions are expected to be approximately 165 comprised of 565 reductions associated with facility closings offset by 400 new hires in new or expanded facilities. As of December 31, 2000 180 employees had been severed. Ignition expects to substantially complete these actions in 2001.

   Also in 2000, Ignition recorded a $4.9 million charge for long-lived assets held for sale to fair value primarily associated with the planned closure of Australian and Taiwanese sales, administrative, and distribution facilities; and consolidation of an administrative facility at Ignition's Ohio facility

Note 5: Commitments and Contingencies

   At December 31, 2000, Ignition had accruals of $11.8 million with respect to potential environmental liabilities, including $5.4 million classified as a long-term liability, based on Ignition's current estimate of the most likely amount of losses that it believes will be incurred.

   Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes $3.8 million related to sites owned by Ignition and $8.0 million for retained environmental liabilities related to sites previously owned by Ignition and third-party sites where Ignition was a contributor. Third-party sites usually involve multiple contributors where Ignition's liability will be determined based on an estimate of Ignition's proportionate responsibility for the total cleanup. The amounts actually accrued for such sites are based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties.

   Ignition has not discounted its environmental liability. While the environmental liability involves estimates that can have wide ranges of potential liability, Ignition has taken a proactive approach and has managed environmental costs over the years. Ignition does not believe that the nature of their products, production processes, materials or other factors involved in the manufacturing process is subject to unusual risks or exposures for environmental liability. Ignition's greatest exposure to inaccuracy in their estimates is with respect to the constantly changing definitions of what constitutes an environmental liability or an acceptable level of cleanup.

                        FEDERAL-MOGUL IGNITION COMPANY

Note 6: Long-Term Debt and Other Financing Arrangements

   Ignition's cash and indebtedness is managed by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Ignition's, is provided through this consolidated cash and debt management system. As a result, the amount of domestic cash or debt historically related to Ignition is not determinable. For purposes of Ignition's historical financial statements, identifiable debt was allocated to Ignition during each year with all of Ignition's positive or negative cash flows being treated as cash transferred to or from its parent.

   Ignition has an intercompany loan with Federal-Mogul in the amount of $508.0 million, which is included in the net parent investment balance at December 31, 2000 and 1999. In 2000, 1999 and 1998, Federal-Mogul charged interest on the intercompany loan based on the stated rate of 6.8%.

   For purposes of Ignition's historical financial statements, interest expense has been computed using the actual interest rate with respect to international short-term borrowings. Total interest related to short-term debt paid during 2000, 1999 and 1998 was $1.0 million, $0.8 million and $1.5 million, respectively.

   Federal-Mogul has pledged 100% of Ignition's capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Ignition has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul's Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul.

   Ignition participates in Federal-Mogul's accounts receivable securitization program. On an ongoing basis, Ignition's domestic sells certain accounts receivable to Federal-Mogul Funding Corporation ("FMFC"), a wholly owned subsidiary of Federal-Mogul, which then sells such receivables, without recourse, to a financial conduit. The transfers of these receivables are charged to the net parent investment account. Ignition does not retain any interest in these receivables and the accounts receivable are sold to FMFC at their carrying value.

Note 7: Net Parent Investment

   Changes in net parent investment were as follows:

                                                                     (Millions
                                                                    of Dollars)
      Balance at January 1, 1998..................................   $1,097.1
        Comprehensive income for the period January 1, 1998
         through October 9, 1998..................................       41.1
        Intercompany transactions, net............................       95.6
                                                                     --------
      Balance at October 9, 1998..................................   $1,233.8
                                                                     ========
      Federal-Mogul initial investment in Ignition................   $1,462.2
        Comprehensive loss for the period October 10, 1998 through
         December 31, 1998........................................       (1.8)
        Intercompany transactions, net............................      (52.2)
                                                                     --------
      Balance at December 31, 1998................................    1,408.2
        Comprehensive income......................................       26.8
        Intercompany transactions, net............................     (292.7)
                                                                     --------
      Balance at December 31, 1999................................    1,142.3
        Comprehensive income......................................       13.4
        Intercompany transactions, net............................      (25.6)
                                                                     --------
      Balance at December 31, 2000................................   $1,130.1
                                                                     ========

                        FEDERAL-MOGUL IGNITION COMPANY

   The Company includes accumulated other comprehensive income in Net Parent Investment. At December 31, 2000 accumulated other comprehensive income included $0.3 million of foreign currency translation adjustments and $(4.1) million of minimum pension funding. At December 31, 1999 accumulated other comprehensive income included $(15.4) million of foreign currency translation adjustments and $(4.1) million of minimum pension funding.

Note 8: Income Taxes

   Ignition files a consolidated return with its parent for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

                                                         Period      Period
                                        Year ended    October 10,  January 1,
                                         December         1998        1998
                                            31,         through     through
                                        ------------  December 31, October 9,
                                        2000   1999       1998        1998
                                        -----  -----  ------------ ----------
                                               (Millions of Dollars)
      Components of income tax expense
       (benefit):
        Current........................ $ 8.7  $37.7      $1.0       $ 43.8
        Deferred.......................  (2.8)  (4.0)       --        (17.0)
                                        -----  -----      ----       ------
        Income tax expense............. $ 5.9  $33.7      $1.0       $ 26.8
                                        =====  =====      ====       ======

                                                         Period      Period
                                                      October 10,  January 1,
                                     Year ended           1998        1998
                                    December 31,        through     through
                                    ---------------   December 31, October 9,
                                     2000     1999        1998        1998
                                    ------   ------   ------------ ----------
      Effective tax rate
       reconciliation:
        U.S. Federal statutory
         rate......................     35%      35%       35%         35%
        State and local taxes......      4        4         4           4
        Nondeductible goodwill.....     75        5        50           8
        Foreign / other............     50       (1)      (26)         (4)
                                    ------   ------       ---         ---
        Effective tax rate.........    164%      43%       63%         43%
                                    ======   ======       ===         ===

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Ignition net deferred tax asset are non-deductible accruals and amortization and depreciation timing differences.

                                                          2000         1999
                                                       -----------  ----------
                                                       (Millions of Dollars)
      Current deferred tax assets..................... $      40.2  $     35.6
      Long term deferred tax liabilities..............      (100.8)      (92.2)
                                                       -----------  ----------
      Net deferred tax liabilities.................... $     (60.6) $    (56.6)
                                                       ===========  ==========

   As Ignition files a consolidated tax return with Federal-Mogul, the net deferred tax asset at December 31, 1999 and 1998 is a component of the net parent investment.

                        FEDERAL-MOGUL IGNITION COMPANY

Note 9: Pension Plans

   In 1998, prior to Federal-Mogul's acquisition of Ignition, the various pension plans of Ignition were merged into one plan of Cooper. As such, the related pension liabilities were recorded to net parent investment. This plan was assumed by Federal-Mogul in its acquisition of the automotive divisions of Cooper. This plan was required to be fully funded by Cooper prior to the acquisition by Federal-Mogul. In 2000, the company consolidated all domestic qualified defined benefit plans into one plan, the Federal Mogul Corporation Pension Plan.

   The credit to Ignition, as at December 31, 2000 was approximately $0.3 million. The credit to Ignition for the year ended December 31, 1999 was approximately $2.8 million. The expense charged to Ignition by Cooper during the period January 1, 1998 to October 9, 1998 was $7.3 million. The credit to Ignition from Federal-Mogul for the period October 10, 1998 to December 31, 1998 was $0.5 million.

   The fully funded aggregated projected benefit obligation of such domestic and international plans of $721.8 million and $61.5 million was based upon a discount rate of 8% and 6.75%. The fair value of the plan's assets at December 31, 2000 was $852.5 million and $68.5 million for domestic and international plans, respectively. Company contributions for 2000 were $7.5 million and $1.8 million for domestic and international plans, respectively.

Note 10: Postretirement Benefits Other Than Pensions

   As part of Cooper and subsequently Federal-Mogul, benefits provided to employees of Ignition under various postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescription drugs and life insurance, with medical care accounting for approximately 94% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $11.5 million, $11.8 million, $4.4 million, and $2.8 million for 2000, 1999, the period January 1, 1998 to October 9, 1998 and the period October 10, 1998 to December 31, 1998, respectively. The unfunded projected benefit obligation of these plans aggregated approximately $163.3 million at December 31, 2000, based upon a discount rate of 7.75%

Note 11:  Concentrations of Credit Risk and Other

   Ignition grants credit to their customers, which are primarily in the automotive industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising Ignition's customer base and their dispersion across many different countries. Ignition performs periodic credit evaluations of their customers and generally does not require collateral.

   Ignition operates in a single business segment. Ignition manufactures and distributes spark plugs, wipe blades, lamps, and other products for use by the automotive aftermarket and in automobile assemblies. No single customer accounted for 10% or more of revenues in 2000, 1999 or 1998. Net sales to customers outside the United States, principally to European customers, were 19%, 20%, and 25% of the total net sales for the years ended December 31, 2000, 1999 and 1998 respectively.

Note 12: Subsequent Event

   In 2001, Ignition elected to hold one of its wholly owned subsidiary for sale. The subsidiary had net sales of $68.6 million for the year ended December 31, 2000 and total assets of $113.7 million as of December 31, 2000. Net of tax, Ignition does not expect the gain or loss on the sale to be material.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Federal-Mogul Corporation:

   We have audited the accompanying balance sheets of Federal-Mogul Aviation, Inc. as of December 31, 2000 and 1999 and the related statements of operations and cash flows for the years then ended, the period from October 10, 1998 through December 31, 1998 and for the Aviation Division of the Cooper Automotive Division of Cooper Industries (the Predecessor) for the period from January 1, 1998 through October 9, 1998. These financial statements are the responsibility of the respective Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal-Mogul Aviation, Inc. at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, the period from October 10, 1998 through December 31, 1998 and for the Predecessor for the period from January 1, 1998 through October 9, 1998, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Detroit, Michigan
March 1, 2001

                          FEDERAL-MOGUL AVIATION, INC.

                            STATEMENTS OF OPERATIONS

                             (thousands of dollars)

                                        Year Ended
                                       December 31,                Predecessor
                                      ---------------              -----------
                                                      October 10-  January 1-
                                                      December 31, October 9,
                                       2000    1999       1998        1998
                                      ------- ------- ------------ -----------
Net sales............................ $68,616 $64,584   $13,628      $47,034
Cost of products sold................  41,392  38,977     8,641       30,298
Selling, general and administrative
 expenses............................   7,146   7,228     1,380        5,446
Amortization expense.................   2,219   2,092       289          309
Other expense, net...................   1,986   1,858     1,618           12
                                      ------- -------   -------      -------
  Earnings before income taxes.......  15,873  14,429     1,700       10,969
Income taxes.........................   6,875   6,278       776        4,314
                                      ------- -------   -------      -------
  Net Earnings....................... $ 8,998 $ 8,151   $   924      $ 6,655
                                      ======= =======   =======      =======



                See accompanying Notes to Financial Statements.

                          FEDERAL-MOGUL AVIATION, INC.

                                 BALANCE SHEETS

                             (thousands of dollars)

                                                               December 31,
                                                             -----------------
                                                               2000     1999
                                                             -------- --------
                           ASSETS
Cash........................................................ $      1 $      1
Other receivables...........................................       25      378
Inventories.................................................   10,805   11,454
Perishable tooling and supplies.............................    1,942    1,710
                                                             -------- --------
  Total current assets......................................   12,773   13,543
Property, plant and equipment, less accumulated
 depreciation...............................................   18,223   19,073
Goodwill, less accumulated amortization.....................   81,938   84,097
Other intangibles, less accumulated amortization............      759      818
Other assets................................................        6       51
                                                             -------- --------
  Total Assets.............................................. $113,699 $117,582
                                                             ======== ========
           LIABILITIES AND NET PARENT INVESTMENT
Accounts payable............................................ $  1,743 $  4,598
Accrued compensation........................................       90      125
Other accrued liabilities...................................      751    1,517
                                                             -------- --------
  Total current liabilities.................................    2,584    6,240
Net parent investment.......................................  111,115  111,342
                                                             -------- --------
  Total Liabilities and Net Parent Investment............... $113,699 $117,582
                                                             ======== ========



                See accompanying Notes to Financial Statements.

                          FEDERAL-MOGUL AVIATION, INC.

                            STATEMENTS OF CASH FLOWS

                             (thousands of dollars)

                                      Year Ended
                                     December 31,                  Predecessor
                                   -----------------               -----------
                                                       October 10   January 1
                                                        through      through
                                                      December 31, October 9,
                                    2000      1999        1998        1998
                                   -------  --------  ------------ -----------
Cash flows from operating
 activities:
  Net Earnings.................... $ 8,998  $  8,151    $   924      $ 6,655
Adjustments to reconcile to net
 cash provided by operating
 activities:
  Depreciation expense............   1,509     1,286        519        2,122
  Amortization expense............   2,219     2,092        289          309
  Changes in assets and
   liabilities:
    Other receivables.............     353      (378)       600       (1,618)
    Inventories...................     649     5,120        300       (4,883)
    Accounts payable and accrued
     liabilities..................  (3,621)      660       (795)      (1,624)
    Other assets and liabilities,
     net..........................      (3)      523        --            23
                                   -------  --------    -------      -------
      Net cash provided by
       operating activities.......  10,104    17,454      1,837          984
Cash flows from investing
 activities:
  Capital expenditures............    (879)     (799)      (275)        (420)
Cash flows from financing
 activities:
  Net inter-company activity with
   parent.........................  (9,225)  (16,655)    (1,562)        (564)
                                   -------  --------    -------      -------
Change in cash....................     --        --         --           --
      Cash at beginning of
       period.....................       1         1          1            1
                                   -------  --------    -------      -------
      Cash at end of period....... $     1  $      1    $     1      $     1
                                   =======  ========    =======      =======



                See accompanying Notes to Financial Statements.

                         FEDERAL-MOGUL AVIATION, INC.

                         NOTES TO FINANCIAL STATEMENTS

Note 1: Basis of Presentation

   The accompanying financial statements reflect the assets, liabilities and operations of Federal-Mogul Aviation, Inc. ("Aviation"). Aviation is a wholly owned subsidiary of Federal-Mogul Corporation ("Federal-Mogul"). Aviation was previously an operating unit included in the Cooper Automotive Division of Cooper Industries, Inc. ("Cooper"). Federal-Mogul purchased the automotive divisions of Cooper, including Aviation, on October 9, 1998

   Aviation operates with complete financial and operations staff on a decentralized basis. Its parent provides certain centralized services for employee benefits administration, cash management, risk management, legal services, public relations, domestic tax reporting and internal and external audit. Its parent bills Aviation for all direct costs incurred on behalf of Aviation. General corporate, accounting, tax, legal and other administrative costs that are not directly attributable to the operations of Aviation have been allocated to Aviation in the accompanying financial statements.

   The accompanying financial statements are presented as if Aviation had existed as an entity separate from its parent during the period presented and include the assets, liabilities, revenues and expenses that are directly related to Aviation's operations. Since the date of Federal-Mogul's acquisition of Aviation, the financial statements include the push-down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant and equipment and their related amortization and depreciation adjustments.

   Because Aviation is fully integrated into its parent's worldwide cash management system, all of their cash requirements are provided by its parent and any excess cash generated by Aviation is transferred to its parent. Aviation participates in Federal-Mogul's accounts receivable securitization program. On an ongoing basis, Aviation sells certain accounts receivable to Federal-Mogul Funding Corporation ("FMFC"), a wholly owned subsidiary of Federal-Mogul, which then sells such receivables, without recourse, to a financial conduit. The transfers of these receivables are charged to the net parent investment account. Aviation does not retain any interest in these receivables and the accounts receivable are sold at carrying value.

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

   Inventories: Inventories are carried at cost or, if lower, net realizable value. Prior to Federal-Mogul's acquisition of Aviation, cost was determined using the first-in, first-out ("FIFO") method. Subsequent to Federal-Mogul's acquisition of Aviation, cost was determined using the last-in, first-out ("LIFO") method, which approximated FIFO for all years presented.

   At December 31, inventories consisted of the following (in thousands):

                                                                  2000    1999
                                                                 ------- -------
      Raw materials............................................. $ 3,382 $ 3,067
      Work-in-process...........................................   6,136   6,795
      Finished goods............................................   1,287   1,592
                                                                 ------- -------
          Net inventories....................................... $10,805 $11,454
                                                                 ======= =======

                         FEDERAL-MOGUL AVIATION, INC.

   Revenue Recognition: Aviation recognizes revenues and the related customer incentives when there is evidence of a sales agreement, the delivery of the goods has occurred, the sales price is fixed or determinable and the ability to collect the revenue is reasonably assured. Aviation generally records revenue upon shipment of product to the customer, which coincides with the transfer of title under standard commercial terms.

   Research and Development Costs: Aviation expenses research and development costs when incurred. Research and development costs were $1.6 million and $1.9 million for the years ended December 31, 2000 and 1999 and $1.4 million and $0.4 million for the period from January 1, 1998 through October 9, 1998 and October 10, 1998 through December 31, 1998, respectively.

   Property, Plant and Equipment: Property, plant and equipment are stated at Federal-Mogul's cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method, which in general are depreciated over the following lives: buildings--10 to 40 years and machinery and equipment-- 3 to 20 years.

   At December 31, property, plant and equipment consisted of the following (in thousands):

                                                                2000     1999
                                                               -------  -------
      Property, plant and equipment:
        Land.................................................. $   110  $   110
        Buildings.............................................   9,288    8,656
        Machinery and equipment...............................  11,270   11,390
        Construction-in-progress..............................     869      722
                                                               -------  -------
                                                                21,537   20,878
        Accumulated depreciation..............................  (3,314)  (1,805)
                                                               -------  -------
                                                               $18,223  $19,073
                                                               =======  =======

   Goodwill and Other Intangible Assets: At December 31, goodwill and other intangible assets, which resulted from Federal-Mogul's acquisition of Aviation, consisted of the following (in thousands):

                                                    Estimated
                                                   Useful Life  2000     1999
                                                   ----------- -------  -------
      Goodwill....................................  40 years   $86,406  $86,406
      Accumulated amortization....................              (4,468)  (2,309)
                                                               -------  -------
      Net goodwill................................             $81,938  $84,097
                                                               =======  =======
      Assembled workforce.........................  15 years   $   891  $   891
      Accumulated amortization....................                (132)     (73)
                                                               -------  -------
      Net assembled workforce.....................             $   759  $   818
                                                               =======  =======

   Intangible assets are periodically reviewed for impairment indicators. If impairment indicators exist, an assessment of undiscounted future cash flows related to assets held for use or fair value for assets held for sale are evaluated accordingly. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

   Net Parent Investment: The Net Parent Investment account includes Aviation's historical earnings, intercompany amounts, income taxes deferred and payable, postemployment benefit liabilities and other transactions between Aviation and its parent.

   Fair Value of Financial Instruments: The carrying amounts of certain financial instruments such as other receivables and accounts payable approximate their fair value for all years presented.

                         FEDERAL-MOGUL AVIATION, INC.

Note 3: Net Parent Investment

   Changes in net parent investment during the three years ended December 31, were as follows (in thousands):

      Balance at January 1, 1998...................................... $ 42,904
        Net inter-company transactions with parent....................   (1,927)
        Net income for period from January 1, 1998 to October 9,
         1998.........................................................    6,655
                                                                       --------
      Balance at October 9, 1998...................................... $ 47,632
                                                                       ========
      Federal-Mogul's initial investment in Aviation.................. $ 81,979
        Net inter-company transactions with parent....................    1,290
        Net income for period from October 10, 1998 to December 31,
         1998.........................................................      924
                                                                       --------
      Balance at December 31, 1998....................................   84,193
        Net inter-company transactions with parent....................   18,998
        Net income....................................................    8,151
                                                                       --------
      Balance at December 31, 1999....................................  111,342
        Net inter-company transactions with parent....................   (9,225)
        Net income....................................................    8,998
                                                                       --------
      Balance at December 31, 2000.................................... $111,115
                                                                       ========

   Intercompany transactions are principally cash transfers and non-cash charges between Aviation and its parent.

   Aviation has an inter-company loan with Federal-Mogul in the amount of $30.5 million, which is included in the net parent investment balance at December 31, 2000, 1999 and 1998. In 2000, 1999 and 1998 Federal-Mogul charged interest on this balance based on the stated rate of 6.9%.

   Federal-Mogul has pledged 100% of Aviation's capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Aviation has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul's Senior Credit Agreements and its publicly traded registered debt. Such pledges and guarantees have also been made by certain other subsidiaries of Federal-Mogul.

Note 4: Income Taxes

   Aviation files a consolidated return with its parent for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes. A reconciliation between Aviation's statutory federal income tax rate and its effective tax rate is summarized below:

                                                     Period from Period from
                                                     January 1,  October 10,
                                    Year ended          1998         1998
                                   December 31,        through     through
                                   ---------------   October 9,  December 31,
                                    2000     1999       1998         1998
                                   ------   ------   ----------- ------------
      Effective tax rate
       reconciliation:
        U.S. Federal statutory
         rate.....................     35%      35%       35%         35%
        Non-deductible goodwill...      5        6         8           1
        State and Local Taxes.....      3        3         3           3
                                   ------   ------       ---         ---
        Effective Tax Rate........     43%      44%       46%         39%
                                   ======   ======       ===         ===

   Deferred taxes and income taxes payable are a component of the net investment in parent.

                         FEDERAL-MOGUL AVIATION, INC.

Note 5: Pension Plans

   In 1998, prior to Federal-Mogul's acquisition of Aviation, the various pension plans of Aviation were merged into one plan of Cooper. As such, the related pension liabilities were recorded to net parent investment. This plan was assumed by Federal-Mogul in its acquisition of the automotive divisions of Cooper. This plan was required to be fully funded by Cooper prior to the acquisition by Federal-Mogul. In 2000, Federal-Mogul consolidated all domestic qualified defined benefit plans into one plan, the Federal Mogul Corporation Pension Plan.

   The expense charged to Aviation was $0.2 million and $0.2 million for the years ended December 31, 2000 and 1999 and $0.3 million for the period from January 1, 1998 through October 8, 1998. There was no expense recorded for the period from October 9, 1998 through December 31, 1998.

   At December 31, 2000 and 1999, the plan's projected benefit obligation was $721.8 million and $345.6 million based on discount rates of 8% and 7.75%, and the fair value of plan assets were $852.5 million and $327.0 million, respectively.

Note 6: Concentration of Credit Risk and Other

   Aviation grants credit to their customers, which are primarily in the aerospace industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising Aviation's customer base. Aviation performs periodic credit evaluations of their customers and generally do not require collateral.

   Aviation operates in a single business segment, manufacturing primarily engine ignition systems and related parts for the aerospace industry. Aviation manufactures and distributes these products for use in the aerospace aftermarket and original equipment segments of the industry. Two distributors accounted for approximately 25% and 12%, 27% and 10%, and 31% and 11% of net sales for the years ended December 31, 2000, 1999 and 1998, respectively. No other customer accounted for 10% or more of revenues in 2000, 1999 or 1998. All of Aviation's operations are conducted in the United States. Net sales to customers outside the United States, principally to European customers, were 22%, 20%, and 22% of the total net sales for the years ended December 31, 2000, 1999 and 1998 respectively.

Note 7: Subsequent Event

   In 2001, Federal-Mogul elected to hold Aviation for sale.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Federal-Mogul Corporation

   We have audited the accompanying consolidated balance sheets of T&N Industries, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations and cash flows for the years then ended and the period from March 6, 1998 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of T&N Industries, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended and for the period from March 6, 1998 through December 31, 1998 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Detroit, Michigan
March 22, 2001

                              T&N INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Millions of Dollars)

                                                                   Period from
                                                                     March 6,
                                                    Year ended         1998
                                                   December 31,      through
                                                   --------------  December 31,
                                                    2000    1999       1998
                                                   ------  ------  ------------
Net sales:
  Trade........................................... $827.1  $845.2     $593.1
  Affiliate.......................................   30.3    33.9       12.5
                                                   ------  ------     ------
    Total net sales...............................  857.4   879.1      605.6
Cost of products sold.............................  702.7   692.9      462.8
Selling, general and administrative expenses......   77.9    70.4       62.3
Amortization expense..............................   17.4    16.0       12.4
Asbestos insurance recoverable, net...............  (28.3)    --         --
Restructuring charges.............................    1.7     --         --
Other (income) expense, net.......................   (0.9)   (0.3)       5.0
Interest expense..................................   40.8    40.9       33.3
                                                   ------  ------     ------
  Earnings before income taxes....................   46.1    59.2       29.8
Income taxes......................................   24.1    28.6       16.0
                                                   ------  ------     ------
    Net Earnings.................................. $ 22.0  $ 30.6     $ 13.8
                                                   ======  ======     ======



          See accompanying Notes to Consolidated Financial Statements.

                              T&N INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (Millions of Dollars)

                                                               December 31,
                                                             -----------------
                                                               2000     1999
                                                             -------- --------
                           ASSETS
Cash........................................................ $    2.8 $    0.7
Accounts receivable.........................................      8.2     15.7
Inventories.................................................     42.9     44.0
Other.......................................................      8.7      7.1
                                                             -------- --------
  Total Current Assets......................................     62.6     67.5
Property, plant and equipment, net..........................    430.3    440.8
Goodwill, net...............................................    567.8    559.0
Other intangible assets, net................................     28.8     31.2
Other assets................................................     68.8     13.3
                                                             -------- --------
  Total Assets.............................................. $1,158.3 $1,111.8
                                                             ======== ========
           LIABILITIES AND NET PARENT INVESTMENT
Accounts payable............................................ $   42.3 $   93.5
Accrued compensation........................................     17.4     24.0
Short-term debt, including current maturities of long-term
 debt.......................................................      3.0      2.3
Other accrued liabilities...................................     25.8     26.0
                                                             -------- --------
  Total Current Liabilities.................................     88.5    145.8
Long-term debt..............................................      7.4     12.0
Asbestos liability..........................................    353.7    371.5
Minority interest in consolidated subsidiaries..............      8.8      6.1
Net Parent Investment.......................................    699.9    576.4
                                                             -------- --------
  Total Liabilities and Net Parent Investment............... $1,158.3 $1,111.8
                                                             ======== ========


          See accompanying Notes to Consolidated Financial Statements.

                              T&N INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Millions of Dollars)

                                                                   Period from
                                                                     March 6,
                                                    Year ended         1998
                                                   December 31,      through
                                                  ---------------  December 31,
                                                   2000    1999        1998
                                                  ------  -------  ------------
Cash flows from operating activities:
  Net earnings................................... $ 22.0  $  30.6    $  13.8
Adjustments to reconcile to net cash provided by
 (used in)
 operating activities:
  Depreciation and amortization..................   57.1     53.7       36.8
  Asbestos insurance recoverable, net............  (28.3)     --         --
  Changes in assets and liabilities:
    Accounts receivable..........................   (9.5)     5.6        6.1
    Inventories..................................   (4.6)    11.0      (10.1)
    Accounts payable and accrued liabilities.....  (50.3)    53.5        8.6
    Other assets and liabilities, net............  (37.8)   (29.5)     (17.0)
                                                  ------  -------    -------
      Net cash provided by (used in) operating
       activities................................  (51.4)   124.9       38.2
Cash flows from investing activities:
  Business acquisitions, net of cash acquired....    --     (25.2)       --
  Capital expenditures, net......................  (53.9)   (99.6)    (121.1)
                                                  ------  -------    -------
      Net cash used in investing activities......  (53.9)  (124.8)    (121.1)
Cash flows from financing activities:
  Repayments of long-term debt...................   (3.9)    (5.8)       --
  Transfers from (to) parent.....................  111.3      4.4       80.1
                                                  ------  -------    -------
      Net cash provided by (used in) financing
       activities................................  107.4     (1.4)      80.1
                                                  ------  -------    -------
Increase in cash.................................    2.1     (1.3)      (2.8)
      Cash, beginning of period..................    0.7      2.0        4.8
                                                  ------  -------    -------
      Cash, end of period........................ $  2.8  $   0.7    $   2.0
                                                  ======  =======    =======


          See accompanying Notes to Consolidated Financial Statements.

                             T&N INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

   The accompanying financial statements reflect the consolidated assets, liabilities and operations of T&N Industries, Inc. and its subsidiaries ("T&N"). T&N is a wholly owned subsidiary of Federal-Mogul Corporation ("'Federal-Mogul"). Federal-Mogul purchased T&N plc. including T&N, on March 6, 1998 for approximately $2.4 billion of which approximately $666.1 million is attributable to T&N. The period from March 6, 1998 through December 31, 1998 is hereafter referred to as "1998".

   T&N operates with financial and operational staff on a decentralized basis. Federal-Mogul provides certain centralized services for employee benefits administration, cash management, risk management, legal services, public relations, domestic tax reporting and internal and external audit. Federal-Mogul bills T&N for all such direct expenses incurred on its behalf. General expenses that are not directly attributable to the operations of T&N have been allocated based on management's estimates, primarily driven by sales. Management believes that this allocation method is reasonable.

   The accompanying consolidated financial statements are presented as if T&N had existed as an entity separate from its parent during the period presented and includes the assets, liabilities, revenues and expenses that are directly related to T&N's operations. Since the date of Federal-Mogul's acquisition of T&N, the financial statements include the push-down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant and equipment and their related amortization and depreciation adjustments.

   T&N's separate debt and related interest expense have been included in the consolidated financial statements. Because T&N is fully integrated into its parent's cash management system, all of their cash requirements are provided by its parent and any excess cash generated by T&N is transferred to its parent.

Note 2: Summary of Significant Accounting Policies

   Principles of Consolidation: The consolidated financial statements include the accounts of T&N, and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

   Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

   Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. At December 31, inventories consisted of the following:

                                                            2000        1999
                                                         ----------  ----------
                                                         (Millions of Dollars)
      Raw materials..................................... $     14.0  $     16.5
      Work-in-process...................................       15.5        14.4
      Finished goods....................................       15.5        15.6
                                                         ----------  ----------
                                                               45.0        46.5
      Reserve for valuation of inventory................       (2.1)       (2.5)
                                                         ----------  ----------
                                                              $42.9  $     44.0
                                                         ==========  ==========

   Property, Plant and Equipment: Property, plant and equipment are stated at Federal-Mogul's cost. Depreciation is computed over the estimated useful lives of the related assets using primarily the straight-line method. This method is applied to assets which in general have the following lives: buildings--10 to 40 years

                             T&N INDUSTRIES, INC.

and machinery and equipment--3 to 12 years. At December 31, property, plant and equipment consisted of the following:

                                                                  2000    1999
                                                                 ------  ------
                                                                 (Millions of
                                                                   Dollars)
      Property, plant and equipment:
        Land and land improvements.............................. $  3.8  $  3.7
        Buildings...............................................   73.4    82.8
        Machinery and equipment.................................  451.3   414.6
                                                                 ------  ------
                                                                  528.5   501.1
        Accumulated depreciation................................  (98.2)  (60.3)
                                                                 ------  ------
                                                                 $430.3  $440.8
                                                                 ======  ======

   Total rental expense under operating leases for 2000, 1999 and 1998 was approximately $2.4 million, $1.2 million and $2.4 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by T&N.

   Goodwill and Other Intangible Assets: At December 31, goodwill and other intangible assets, which result principally from acquisitions, consisted of the following:

                                              Estimated
                                             Useful Life    2000        1999
                                             ----------- ----------  ----------
                                                         (Millions of Dollars)
      Goodwill..............................    40 years $    610.8  $    589.2
      Accumulated amortization..............                  (43.0)      (30.2)
                                                         ----------  ----------
                                                              567.8       559.0
      Trademarks............................    40 years       14.3        14.3
      Developed technology.................. 12-30 years        6.6         6.6
      Assembled workforce...................    15 years       10.8        12.2
                                                         ----------  ----------
                                                               31.7        33.1
      Accumulated amortization..............                   (2.9)       (1.9)
                                                         ----------  ----------
                                                               28.8        31.2
                                                         ----------  ----------
        Net Intangible Assets...............             $    596.6      $590.2
                                                         ==========  ==========

   Intangible assets are periodically reviewed for impairment indicators. If impairment indicators exist, an assessment of undiscounted future cash flows related to assets held for use or fair value for assets held for sale are evaluated accordingly. There were no impairment charges during 2000 or 1999. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

   Research and Development Costs: T&N expenses research and development costs as incurred. Research and development expense was approximately $6.7 million, $6.8 million and $12.0 million for 2000, 1999 and 1998, respectively.

   Net Parent Investment: The Net Parent Investment account reflects the balance of T&N historical earnings, intercompany debt (including the amounts recoverable under the T&N Ltd. asbestos insurance policy), income taxes accrued and deferred, postemployment liabilities, other transactions between T&N and Federal-Mogul and equity pension adjustments.

                             T&N INDUSTRIES, INC.

   Revenue Recognition: T&N recognizes revenue, estimated returns from product sales and related incentives when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. T&N generally records sales upon shipment of product to customers and transfer of title under standard commercial terms. Affiliate sales are transferred at cost.

   Shipping and Handling Costs: T&N recognizes shipping and handling costs as a component of cost of products sold in the statement of operations.

   Recoverable Customer Engineering and Tooling: Pre-production tooling and engineering costs that T&N will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides T&N the noncancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. Third party pre-production tooling and engineering costs that are owned by T&N are capitalized as part of machinery and equipment.

   Fair Value of Financial Instruments: The carrying amounts of certain financial instruments such as cash, accounts receivable and accounts payable approximate their fair value.

   Effect of Accounting Pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. In June 2000, the FASB issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No. 133. The Company has implemented the appropriate systems and processes to adopt these statements effective January 1, 2001. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, the fair value of the derivative instrument will be reported in other comprehensive income. The ineffective portion of all hedges will be recognized in current-period earnings. The statements provide for the recognition of a cumulative adjustment for an accounting change, as of the date of adoption. The adoption of this FASB will not have a material impact on the financial position or the operating results of T&N.

Note 3: Business Sales and Acquisition

   In November 2000, T&N transferred certain assets and liabilities to another Federal-Mogul subsidiary, for an aggregate price of $45.9 million, which approximated book value, for which T&N received a note receivable in the amount of $45.9 million (see Note 4).

   In January 1999, T&N completed its acquisition of certain manufacturing operations of Crane Technologies, Inc. ("Crane"). Crane's two plants, located in Orland, Indiana and Jackson, Michigan, employ approximately 230 people with 1998 annual sales of approximately $36 million. T&N accounted for the Crane acquisition as a purchase and recorded $12.2 million of goodwill as a result of the acquisition. The results of operations of Crane are included in the consolidated statement of operations since the date of the acquisition.

Note 4: Long-Term Debt and Other Financing Arrangements

   T&N's cash and indebtedness is managed by Federal-Mogul. The majority of the cash provided by or used by a particular division, including T&N, is provided through this consolidated cash and debt management system.

                             T&N INDUSTRIES, INC.

As a result, the amount of cash or debt historically related to T&N is not determinable. For purposes of T&N' historical financial statements, identifiable debt was allocated to T&N during each year with all of T&N' positive or negative cash flows being treated as cash transferred to or from T&N. The specifically identifiable industrial revenue bonds (the "IRB") and specifically identifiable international debt was assigned to T&N.

   Federal-Mogul has allocated T&N a portion of the interest it incurred on the financing of T&N. Federal-Mogul allocated T&N $40.0 million of interest in 2000, 1999 and $33.3 million in 1998. Interest was calculated by allocating a portion of the amount Federal-Mogul borrowed to purchase T&N plc., Federal-Mogul allocated $666.1 million of the debt to T&N and calculated interest at a rate of 6%.

   In November 2000 T&N received a note receivable from another subsidiary of Federal-Mogul in exchange for the sale of certain assets and assume certain liabilities (see Note 3), in the amount of $45.9 million. Interest on this note is calculated at the stated rate of 6.154%. This note is included in T&N's balance sheet under the caption "Other Long-Term Assets".

   Federal-Mogul has pledged 100% of T&N's capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, T&N has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul's Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul.

   T&N participates in Federal-Mogul's accounts receivable securitization program. On an ongoing basis, T&N sells certain accounts receivable to Federal-Mogul Funding Corporation ("FMFC"), a wholly owned subsidiary of Federal-Mogul, which then sells such receivables, without recourse, to a financial conduit. The transfers of these receivables are charged to the Net Parent Investment account. T&N does not retain any interest in these receivables and the accounts receivable are sold to FMFC at their carrying value.

Note 5: Commitments and Contingencies

 Asbestos Litigation

   Two of T&N's subsidiaries are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products (the "Subsidiaries"). Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many claims may be made nor the expenditures which may ultimately arise therefrom. In addition, there are a number of factors that could impact the settlement costs into the future, including but not limited to: changes in the legal environment; possible insolvency of co-defendants; and establishment of an acceptable administrative (non-litigation) claims resolution mechanism.

   In the fourth quarter of 2000, T&N increased its estimate of asbestos-related liability for the Subsidiaries by $115.9 million and recorded a related insurance recoverable asset of $144.2 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The revised liability (approximately $353.7 million) represents T&N's estimate for claims currently pending and those which can be reasonably estimated to be asserted in a future period. T&N believes that these claims will be paid over the next 12 years. In arriving at the revised liability assumptions have been made regarding the total number of claims anticipated to be received in the future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

                             T&N INDUSTRIES, INC.

   While management believes that the liability and receivable recorded are appropriate for anticipated losses arising from asbestos-related claims against the Subsidiaries for the period covered, given the nature and complexity of the factors affecting the estimated liability and potential insurance recovery the actual liability and insurance recovery may differ. No assurance can be given that the Subsidiaries will not be subject to material additional liabilities and significant additional litigation relating to asbestos for the period covered. In the event that such liabilities exceed the amounts recorded by T&N or the remaining insurance coverage, T&N's results of operations, business, liquidity and financial condition could be materially adversely affected.

   The ultimate liability for all pending and future claims is highly uncertain due to the difficulty of forecasting the numerous variables that can affect the liability. T&N does not believe it can reasonably determine the ultimate liability as the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them. As additional experience is gained regarding claims or other new information becomes available regarding the potential liability, T&N will reassess its potential liability and revise the estimates as appropriate. Accordingly it is reasonably possible that the ultimate losses from asbestos-related claims will be greater than amounts recorded.

   The Subsidiaries are defendants in approximately 111,000 pending personal injury claims as of December 31, 2000. During 2000, approximately 41,000 new claims naming the Subsidiaries were received.

   A number of years ago, T&N Ltd. appointed the Center for Claims Resolution ("CCR") as exclusive representative in relation to all asbestos-related personal injury claims made against the Subsidiaries. The CCR has provided to its member companies a litigation defense, claims-handling and administration service in respect to United States asbestos-related disease claims. Pursuant to the CCR Producer Agreement, T&N Ltd. was entitled to appoint a representative as one of the five voting directors on the CCR's Board of Directors. Also pursuant to that agreement, members of the CCR contributed towards indemnity payments in each claim in which the member is named. Contributions to such indemnity payments were calculated on a case by case basis according to sharing agreements among the CCR's members. Effective January 18, 2000, the Subsidiaries appointed a law firm specializing in asbestos matters as their litigation defense, claims handling and administrative service provider. Indemnity and defense obligations incurred while members of the CCR are continuing to be honored. This change was intended to create greater economic and defense efficiencies for the two companies.

   In 1996, T&N Ltd. purchased a (Pounds)500 million layer of insurance which will be triggered should the aggregate costs of claims filed against it and the Subsidiaries after June 30, 1996, where the exposure occurred prior to that date, exceed (Pounds)690 million. T&N Ltd. has allocated approximately 25% of the anticipated insurance recoveries from the aggregate liability of T&N Ltd. and its Subsidiaries. T&N Ltd. now believes that the aggregate cost of claims filed after June 30, 1996 will exceed the trigger point. T&N Ltd. believes based on its review of the insurance policy and its advice from outside counsel, that it is probable that it will be entitled to receive payment from the reinsurers for the cost of claims in excess of the trigger point of the insurance. Based on this assessment and the allocation agreement, T&N Ltd. recorded an insurance recoverable asset under the policy of $144.2 million in the fourth quarter of 2000. T&N has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk of the reinsurers not being able to meet their obligation to pay, once the claims filed after June 30, 1996 exceed the (Pounds)690 million trigger point. T&N, Ltd. does not expect to reach the trigger point of the insurance or begin to collect on this insurance recoverable for the next several years. The US claims' costs applied against this policy are converted at a fixed exchange rate of $1.69/(Pounds). As such, if the market exchange rate is less then $1.69/(Pounds), T&N, Ltd. will effectively have a discount from 100% recovery on claims made with the insurance companies.

   The ultimate exposure of the Subsidiaries with respect to claims will depend upon the extent to which the insurance described above will be available to cover such claims, the amount paid for indemnity and defense, changes in the legal environment and other factors.

                             T&N INDUSTRIES, INC.

Note 6: Net Parent Investment

   Changes in net parent investment were as follows:

                                                                    (Million
                                                                   of Dollars)
   Federal-Mogul initial investment in T&N........................   $ 666.1
     Net earnings for the period March 6, 1998 through December
      31, 1998....................................................      13.8
     Intercompany transactions, net...............................      59.2
                                                                     -------
   Balance at December 31, 1998...................................     739.1
     Net earnings income..........................................      30.6
     Intercompany transactions, net...............................    (193.3)
                                                                     -------
   Balance at December 31, 1999...................................     576.4
     Net earnings income..........................................      22.0
     Intercompany transactions, net...............................     101.5
                                                                     -------
   Balance at December 31, 2000...................................   $ 699.9
                                                                     =======

Note 7: Income Taxes

   T&N files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

                                                              2000  1999  1998
                                                              ----- ----- -----
                                                                (Millions of
                                                                  Dollars)
      Components of income tax expense (benefit):
        Current.............................................  $ --  $ 8.2 $ 4.5
        Deferred............................................   24.1  20.4  11.5
                                                              ----- ----- -----
        Income tax expense..................................  $24.1 $28.6 $16.0
                                                              ===== ===== =====

   A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

                                                               2000  1999  1998
                                                               ----  ----  ----
      U.S. Federal statutory rate.............................  35%   35%   35%
      State and local taxes...................................   5     3     3
      Nondeductible goodwill..................................  12    10    16
                                                               ---   ---   ---
      Effective tax rate......................................  52%   48%   54%
                                                               ===   ===   ===

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company's net deferred tax asset are non-deductible accruals, intangible assets and depreciation timing differences.

                                                            2000       1999
                                                         ---------- -----------
                                                         (Millions of Dollars)
      Current deferred tax assets......................  $     11.1 $      11.1
      Long-term deferred tax assets....................        65.4        89.1
                                                         ---------- -----------
      Net deferred assets..............................  $     76.5 $     100.2
                                                         ========== ===========

   As T&N files a consolidated tax return with Federal-Mogul, the net deferred tax liability at December 31, 2000 and 1999 is a component of the net parent investment.

                             T&N INDUSTRIES, INC.

Note 8: Pension Plans

   In 1998, the various pension plans of T&N plc. were assumed by Federal-Mogul in its acquisition. In 2000, Federal-Mogul consolidated all domestic qualified defined benefit plans into one plan, the Federal Mogul Corporation Pension Plan.

   The pension charge allocated to T&N, in 2000 was approximately $3.6 million. For the year ended December 31, 1999, the credit to T&N from Federal-Mogul was approximately $2.1 million. The expense charged to T&N in 1998 was approximately $4.4 million.

   The fully funded aggregated projected benefit obligation of such domestic plans of $719.2 million was based upon a discount rate of 8%. The fair value of the plan's assets at December 31, 2000 was $852.5 million. Company contributions for 2000 were $6.9 million.

Note 9: Postretirement Benefits Other Than Pensions

   As part of T&N plc. and subsequently Federal-Mogul, benefits provided to employees of T&N under various postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescription drugs and life insurance, with medical care accounting for approximately 95% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $6.2 million, $3.8 million and $3.9 million for 2000, 1999 and 1998, respectively. The unfunded projected benefit obligation of these plans aggregated approximately $59.7 million at December 31, 2000, based upon a discount rate of 7.75%

Note 10: Concentrations of Credit Risk and Other

   T&N grants credit to their customers, which are primarily in the automotive industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising T&N' customer base and their dispersion across many different countries. T&N performs periodic credit evaluations of their customers and generally does not require collateral.

   T&N operates in a single business segment, Americas/Asia Pacific. T&N manufactures and distributes pistons, piston pins, rings, cylinder liners, camshafts, engine bearings, sintered products and sealing systems. No single customer accounted for 10% or more of revenues in 2000, 1999 or 1998. All revenues and assets of T&N reside in the United States.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Federal-Mogul Corporation

   We have audited the accompanying consolidated balance sheets of Federal-Mogul Powertrain, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, and cash flows for the years then ended and for the period from March 6, 1998 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Powertrain, Inc. and subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years then ended and for the period from March 5, 1998 through December 31, 1998, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Detroit, Michigan
March 22, 2001

                         FEDERAL-MOGUL POWERTRAIN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Millions of Dollars)

                                                                   Period from
                                                                     March 6,
                                                      Year ended       1998
                                                     December 31,    through
                                                     ------------- December 31,
                                                      2000   1999      1998
                                                      ----  ------ ------------
Net sales:
  Third party sales................................. $770.4 $766.0    $525.7
  Affiliate sales...................................   30.3   33.9      12.5
                                                     ------ ------    ------
    Total net sales.................................  800.7  799.9     538.2
Cost of products sold...............................  652.9  623.1     403.8
Selling, general and administrative expenses........   68.7   62.3      53.7
Amortization expense................................   13.3   13.5      10.4
Restructuring charges...............................    1.7    --        --
Interest expense....................................   40.6   40.9      33.4
Other expense, net..................................    9.1    4.7       6.4
                                                     ------ ------    ------
  Earnings before income taxes......................   14.4   55.4      30.5
Income taxes........................................   10.5   26.2      15.5
                                                     ------ ------    ------
      Net Earnings.................................. $  3.9 $ 29.2    $ 15.0
                                                     ====== ======    ======



          See accompanying Notes to Consolidated Financial Statements.

                         FEDERAL-MOGUL POWERTRAIN, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (Millions of Dollars)

                                                                 December 31,
                                                                 -------------
                                                                  2000   1999
                                                                 ------ ------
                             ASSETS
Accounts receivable............................................. $  2.6 $  9.0
Inventories.....................................................   41.3   41.0
Other...........................................................    5.8    4.5
                                                                 ------ ------
  Total Current Assets..........................................   49.7   54.5
Property, plant and equipment, net..............................  416.8  400.9
Goodwill, net...................................................  453.5  463.6
Other intangible assets, net....................................   15.6   16.5
Other assets....................................................   16.3   12.5
                                                                 ------ ------
  Total Assets.................................................. $951.9 $948.0
                                                                 ====== ======
             LIABILITIES AND NET PARENT INVESTMENT
Accounts payable................................................ $ 40.6 $ 81.0
Accrued compensation............................................   17.3   23.4
Short-term debt, including current maturities of long-term
 debt...........................................................    3.0    2.3
Other accrued liabilities.......................................   21.8   19.7
                                                                 ------ ------
  Total Current Liabilities.....................................   82.7  126.4
Long-term debt..................................................    4.4    9.0
Minority interest in consolidated subsidiaries..................    5.7    1.7
Net Parent Investment...........................................  859.1  810.9
                                                                 ------ ------
  Total Liabilities and Net Parent Investment................... $951.9 $948.0
                                                                 ====== ======


          See accompanying Notes to Consolidated Financial Statements.

                         FEDERAL-MOGUL POWERTRAIN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Millions of Dollars)

                                                                   Period from
                                                                     March 6,
                                                    Year ended         1998
                                                   December 31,      through
                                                  ---------------  December 31,
                                                   2000    1999        1998
                                                  ------  -------  ------------
Cash flows from operating activities:
  Net earnings................................... $  3.9  $  29.2     $ 15.0
Adjustments to reconcile to net cash provided by
 (used in)
 operating activities:
  Depreciation and amortization..................   49.6     48.0       32.3
  Changes in assets and liabilities:
    Accounts receivable..........................    6.4      2.0        9.3
    Inventories..................................   (0.3)     5.1       (4.7)
    Accounts payable and accrued liabilities.....  (40.4)    28.6        2.1
    Other assets and liabilities, net............   (7.0)    (6.9)      (0.6)
                                                  ------  -------     ------
      Net cash provided by (used in) operating
       activities................................   12.2    106.0       53.4
Cash flows from investing activities:
  Business acquisition, net of cash acquired.....    --     (25.2)       --
  Capital expenditures, net......................  (52.6)   (91.5)     (95.2)
                                                  ------  -------     ------
      Net cash used in investing activities......  (52.6)  (116.7)     (95.2)
Cash flows from financing activities:
  Repayments of long-term debt...................   (3.9)    (4.6)      (1.1)
  Transfers from (to) parent.....................   44.3     15.0       43.2
                                                  ------  -------     ------
      Net cash provided by (used in) financing
       activities................................   40.4     10.4       42.1
                                                  ------  -------     ------
Increase in cash.................................    --      (0.3)       0.3
      Cash, beginning of period..................    --       0.3        --
                                                  ------  -------     ------
      Cash, end of period........................ $  --   $   --      $  0.3
                                                  ======  =======     ======


          See accompanying Notes to Consolidated Financial Statements.

                        FEDERAL-MOGUL POWERTRAIN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

   The accompanying financial statements reflect the consolidated assets, liabilities and operations of Federal-Mogul Powertrain, Inc. and its subsidiaries ("Powertrain"). Powertrain is a wholly owned subsidiary of T&N Industries Inc., which is a wholly owned subsidiary of Federal-Mogul Corporation ("Federal-Mogul"). Federal-Mogul purchased T&N plc., including Powertrain, on March 6, 1998 for approximately $2.4 billion of which approximately $870.8 million is attributable to Powertrain. The period from March 6, 1998 through December 31, 1998 is hereafter referred to as "1998".

   Powertrain operates with financial and operational staff on a decentralized basis. Federal-Mogul provides certain centralized services for employee benefits administration, cash management, risk management, legal services, public relations, domestic tax reporting and internal and external audit. Federal-Mogul bills Powertrain for all such direct expenses incurred on its behalf. General expenses that are not directly attributable to the operations of Powertrain have been allocated based on management's estimates, primarily driven by sales. Management believes that this allocation method is reasonable.

   The accompanying consolidated financial statements are presented as if Powertrain had existed as an entity separate from its parent during the period presented and include the assets, liabilities, revenues and expenses that are directly related to Powertrain's operations. Since the date of Federal-Mogul's acquisition of Powertrain, the financial statements include the push-down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant and equipment and their related amortization and depreciation adjustments.

   Powertrain's separate debt and related interest expense have been included in the consolidated financial statements. Because Powertrain is fully integrated into its parent's cash management system, all of their cash requirements are provided by its parent and any excess cash generated by Powertrain is transferred to its parent.

Note 2: Summary of Significant Accounting Policies

   Principles of Consolidation: The consolidated financial statements include the accounts of Powertrain, and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

   Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

   Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. At December 31, inventories consisted of the following:

                                                            2000        1999
                                                         ----------  ----------
                                                         (Millions of Dollars)
      Raw materials..................................... $     13.1  $     14.2
      Work-in-process...................................       15.2        14.2
      Finished goods....................................       15.1        14.5
                                                         ----------  ----------
                                                               43.4        42.9
      Reserve for valuation of inventory................       (2.1)       (1.9)
                                                         ----------  ----------
                                                              $41.3  $     41.0
                                                         ==========  ==========

   Property, Plant and Equipment: Property, plant and equipment are stated at Federal-Mogul's cost. Depreciation is computed over the estimated useful lives of the related assets using primarily the straight-line

                        FEDERAL-MOGUL POWERTRAIN, INC.

method. This method is applied to assets which in general have the following lives: buildings--10 to 40 years and machinery and equipment--3 to 12 years. At December 31, property, plant and equipment consisted of the following:

                                                                  2000    1999
                                                                 ------  ------
                                                                 (Millions of
                                                                   Dollars)
      Property, plant and equipment:
        Land and land improvements.............................. $  3.8  $  3.5
        Buildings...............................................   72.8    75.8
        Machinery and equipment.................................  431.1   376.2
                                                                 ------  ------
                                                                  507.7   455.5
        Accumulated depreciation................................  (90.9)  (54.6)
                                                                 ------  ------
                                                                 $416.8  $400.9
                                                                 ======  ======

   Total rental expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was approximately $2.4 million, $1.2 million and $2.4 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Powertrain.

   Goodwill and Other Intangible Assets: At December 31, goodwill and other intangible assets, which result principally from acquisitions, consisted of the following:

                                                      Estimated
                                                     Useful Life  2000    1999
                                                     ----------- ------  ------
                                                                 (Millions of
                                                                   Dollars)
      Goodwill......................................    40 years $489.3  $485.1
      Accumulated amortization......................              (35.8)  (21.5)
                                                                 ------  ------
                                                                  453.5   463.6
      Trademarks....................................    40 years    1.2     1.2
      Developed technology.......................... 12-30 years    6.6     6.6
      Assembled workforce...........................    15 years   10.4    10.4
                                                                 ------  ------
                                                                   18.2    18.2
      Accumulated amortization......................               (2.6)   (1.7)
                                                                 ------  ------
                                                                   15.6    16.5
                                                                 ------  ------
        Net Intangible Assets.......................             $469.1  $480.1
                                                                 ======  ======

   Intangible assets are periodically reviewed for impairment indicators. If impairment indicators exist, an assessment of undiscounted future cash flows related to assets held for use or fair value for assets held for sale are evaluated accordingly. There were no impairment charges during 2000 or 1999. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

   Research and Development Costs: Powertrain expenses research and development costs as incurred. Research and development expense was approximately $4.5 million, $3.9 million and $8.6 million for 2000, 1999 and 1998, respectively.

   Net Parent Investment: The Net Parent Investment account reflects the balance of Powertrain historical earnings, intercompany debt, income taxes accrued and deferred, postemployment liabilities, other transactions between Powertrain and Federal-Mogul, foreign currency translations and equity pension adjustments.

                        FEDERAL-MOGUL POWERTRAIN, INC.

   Revenue Recognition: Powertrain recognizes revenue, estimated returns from product sales and related incentives when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Powertrain generally records sales upon shipment of product to customers and transfer of title under standard commercial terms. Affiliate sales are transferred at cost.

   Shipping and Handling Costs: Powertrain recognizes shipping and handling costs as a component of cost of products sold in the statement of operations.

   Recoverable Customer Engineering and Tooling: Pre-production tooling and engineering costs that Powertrain will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Powertain the noncancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. Third-party pre-production tooling and engineering costs that are owned by Powertrain are capitalized as part of machinery and equipment.

   Fair Value of Financial Instruments: The carrying amounts of certain financial instruments such as cash, accounts receivable and accounts payable approximate their fair value.

   Effect of Accounting Pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. In June 2000, the FASB issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No. 133. The Company has implemented the appropriate systems and processes to adopt these statements effective January 1, 2001. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, the fair value of the derivative instrument will be reported in other comprehensive income. The ineffective portion of all hedges will be recognized in current-period earnings. The statements provide for the recognition of a cumulative adjustment for an accounting change, as of the date of adoption. The adoption of this FASB will not have a material impact on the financial position or the operating results of Powertrain.

Note 3: Acquisitions

   In January 1999, Powertrain completed its acquisition of certain manufacturing operations of Crane Technologies, Inc. ("Crane"). Crane's two plants, located in Orland, Indiana and Jackson, Michigan, employ approximately 230 people with 1998 annual sales of approximately $36 million. Crane was accounted for as a purchase, Powertrain recorded $12.2 million of goodwill as a result of the acquisition. The results of operations of Crane are included in the consolidated statement of operations since the date of the acquisition.

Note 4: Long-Term Debt and Other Financing Arrangements

   Powertrain's cash and indebtedness is managed on a worldwide basis by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Powertrain, is provided through this consolidated cash and debt management system. As a result, the amount of cash or debt historically related to Powertrain is not determinable. For purposes of Powertrain' historical financial statements, identifiable debt was allocated to Powertrain during each year with all of Powertrain' positive or negative cash flows being treated as cash transferred to or from T&N.

   Federal-Mogul has allocated Powertrain a portion of the interest it incurred on the financing of T&N, plc. Federal-Mogul allocated Powertrain $40.0 million of interest in 2000, 1999 and $33.3 million in 1998. Interest was calculated by allocating a portion of the amount Federal-Mogul borrowed to purchase T&N plc., Federal-Mogul allocated $666.1 million of the debt to Powertrain and calculated interest at a rate of 6%.

                        FEDERAL-MOGUL POWERTRAIN, INC.

   Federal-Mogul has pledged 100% of Powertrain's capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Powertrain has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul's Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul.

   Powertrain participates in Federal-Mogul's accounts receivable securitization program. On an ongoing basis, Powertrain sells certain accounts receivable to Federal-Mogul Funding Corporation ("FMFC"), a wholly owned subsidiary of Federal-Mogul, which then sells such receivables, without recourse, to a financial conduit. The transfers of these receivables are charged to the Net Parent Investment account. Powertrain does not retain any interest in these receivables and the accounts receivable are sold to FMFC at their carrying value.

Note 5: Net Parent Investment

   Changes in net parent investment were as follows:

                                                                     (Million
                                                                    of Dollars)
      Federal-Mogul initial investment in Powertrain..............    $870.8
        Net earnings for the period March 6, 1998 through December
         31, 1998.................................................      15.0
      Intercompany transactions, net..............................     (59.1)
                                                                      ------
      Balance at December 31, 1998................................     826.7
        Net earnings income.......................................      29.2
        Intercompany transactions, net............................     (45.0)
                                                                      ------
      Balance at December 31, 1999................................     810.9
        Net earnings income.......................................       3.9
        Intercompany transactions, net............................      44.3
                                                                      ------
      Balance at December 31, 2000................................    $859.1
                                                                      ======

Note 6: Income Taxes

   Powertrain files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

                                                              2000  1999  1998
                                                              ----- ----- -----
                                                                (Millions of
                                                                  Dollars)
      Components of income tax expense (benefit):
        Current.............................................  $ 9.8 $25.9 $14.4
        Deferred............................................    0.7   0.3   1.1
                                                              ----- ----- -----
        Income tax expense..................................  $10.5 $26.2 $15.5
                                                              ===== ===== =====

   A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

                                                               2000  1999  1998
                                                               ----  ----  ----
                                                                (Millions of
                                                                  Dollars)
      U.S. Federal statutory rate.............................  35%   35%   35%
      State and local taxes...................................   3     3     3
      Nondeductible goodwill..................................  35     9    13
                                                               ---   ---   ---
      Effective tax rate......................................  73%   47%   51%
                                                               ===   ===   ===

                        FEDERAL-MOGUL POWERTRAIN, INC.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company's net deferred tax asset are non-deductible accruals, intangible assets and depreciation timing differences.

                                                                 2000    1999
                                                                ------  ------
                                                                (Millions of
                                                                  Dollars)
      Current deferred tax assets.............................. $  5.1  $ 19.6
      Long-term deferred tax liabilities.......................  (37.9)  (51.2)
                                                                ------  ------
      Net deferred liabilities................................. $(32.8) $(31.6)
                                                                ======  ======

   As Powertrain files a consolidated tax return with Federal-Mogul, the net deferred tax liability at December 31, 2000 and 1999 is a component of the net parent investment.

Note 7: Pension Plans

   In 1998, the various pension plans of Federal-Mogul Powertrain were assumed by Federal-Mogul in the acquisition of T&N Plc. In 2000, Federal-Mogul consolidated all domestic qualified defined benefit plans into one plan, the Federal Mogul Corporation Pension Plan.

   The pension charge allocated to Powertrain, as at December 31, 2000 was approximately $3.1 million. For the year ended December 31, 1999, the credit to Powertrain from Federal-Mogul was approximately $2.1 million. The charge to Powertrain from Federal-Mogul for 1998 was approximately $4.4 million.

   The fully funded aggregated projected benefit obligation of such domestic plans of $716.1 million was based upon a discount rate of 8%. The fair value of the plan's assets at December 31, 2000 was $852.5 million for domestic plans. Company contributions for 2000 were $6.9 million.

Note 8: Postretirement Benefits Other Than Pensions

   As part of T&N Plc. and subsequently Federal-Mogul, benefits provided to employees of Powertrain under various postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 95% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $6.2 million, $3.8 million and $3.9 million for 2000, 1999 and 1998, respectively. The unfunded projected benefit obligation of these plans aggregated approximately $59.7 million at December 31, 2000, based upon a discount rate of 7.75%

Note 9: Concentrations of Credit Risk and Other

   Powertrain grants credit to their customers, which are primarily in the automotive industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising Powertrain customer base and their dispersion across many different countries. Powertrain performs periodic credit evaluations of their customers and generally does not require collateral.

   Powertrain operates in a single business segment, Americas/Asia Pacific. Powertrain manufactures and distributes pistons, piston pins, rings, cylinder liners, camshafts, engine bearings, sintered products and sealing systems. No single customer accounted for 10% or more of revenues in 2000, 1999 or 1998. All revenues and assets of Powertrain reside in the United States.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FEDERAL-MOGUL CORPORATION

                                                    /s/ G. Michael Lynch
                                          By __________________________________
                                                      G. Michael Lynch
                                                  Executive Vice President
                                                and Chief Financial Officer

   Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                              Title
                  ---------                              -----

             /s/ Frank E. Macher             Chief Executive Officer
 ___________________________________________
               Frank E. Macher

                                             President and Chief Operating
           /s/ Charles G. McClure            Officer
 ___________________________________________
             Charles G. McClure

                      *                      Director
 ___________________________________________
               John J. Fannon

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

                      *                      Director
 ___________________________________________
              Paul Scott Lewis

                      *                      Director
 ___________________________________________
            Robert S. Miller, Jr.

                      *                      Director
 ___________________________________________
                John C. Pope

                      *                      Director
 ___________________________________________
         Sir Geoffrey Whalen C.B.E.

        /s/ James J. Zamoyski
*By _________________________________
          James J. Zamoyski
          Attorney-in-fact

Dated: March 23, 2001