Form 10-Q
period 2001-03-31
FEDERAL MOGUL CORP
filed 2001-05-02
CIK 34879

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                        Commission File Number: 1-1511

                           FEDERAL-MOGUL CORPORATION
            (Exact name of Registrant as specified in its charter)

               Michigan                                 38-0533580
     (State or other jurisdiction of                  (IRS employer
     incorporation or organization)                identification number)

     26555 Northwestern Highway, Southfield, Michigan       48034
            (Address of principal executive offices)      (Zip Code)

                                (248) 354-7700
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                         ---

                                 ----------
As of April 30, 2001, there were 70,619,316 outstanding shares of the
                                 ----------
registrant's $5.00 stated value common stock

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

     Forward-looking statements include financial projections, estimates and statements regarding plans, objectives and expectations of Federal-Mogul (the "Company") and its management, including, without limitation, plans to implement the previously announced restructuring initiatives relating to manufacturing and warehouse facilities and the Company's six global initiatives ("SGI") (Aftermarket Rationalization, Facility Rationalization, Shared Services, Constraint Management, Supply Chain Management and Investment Strategy,), plans to address the issues related to the conversion to the Euro, and the scope of the effect of T&N, Abex and Wagner asbestos liabilities.

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

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
         --------------------

Federal-Mogul Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Millions of Dollars, Except Per Share Amounts)

                                                                                         Three Months Ended
                                                                                               March 31
                                                                                               --------
                                                                                           2001        2000
                                                                                           ----        ----
Net sales .........................................................................       $1,450.7   $1,643.7
Cost of products sold..............................................................        1,145.4    1,210.4
                                                                                        ----------  ---------
   Gross margin....................................................................          305.3      433.3
Selling, general and administrative expenses.......................................          229.6      211.0
Amortization of goodwill and other intangible assets...............................           30.4       31.2
Restructuring charges .............................................................           29.8       68.7
Adjustment of assets held for sale and other long-lived assets to fair value.......            0.6       10.0
Interest expense...................................................................           83.8       71.0
Interest income....................................................................           (1.2)      (1.3)
International currency exchange losses.............................................            0.7        0.6
Other expense, net.................................................................            5.8        7.6
                                                                                        ----------  ---------
          Earnings (loss) before income taxes......................................          (74.2)      34.5
Income tax expense (benefit).......................................................          (12.0)      20.6
                                                                                        ----------  ---------
          Net earnings (loss)......................................................          (62.2)      13.9
Preferred dividends, net of related tax benefit....................................            0.4        0.5
                                                                                        ----------  ---------
Net Earnings (Loss) Available for Common Shareholders..............................        $ (62.6)    $ 13.4
                                                                                        ==========  =========
Earnings (Loss) Per Common Share:
Basic..............................................................................        $ (0.89)    $ 0.19
                                                                                        ==========  =========
Diluted............................................................................        $ (0.89)    $ 0.18
                                                                                        ==========  =========

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Millions of Dollars)


                                                                                        (Unaudited)
                                                                                         March 31       December 31
                                                                                           2001            2000
                                                                                           ----            ----
                                                                                          (Millions of Dollars)
                                        ASSETS
Cash and equivalents...................................................................   $    83.0       $   107.2
Accounts receivable....................................................................       517.6           512.8
Investment in accounts receivable securitization.......................................       293.7           229.1
Inventories............................................................................       785.9           808.6
Deferred taxes.........................................................................       232.0           235.5
Prepaid expenses and income tax benefits...............................................       191.2           195.1
                                                                                        -----------     -----------
     Total Current Assets..............................................................     2,103.4         2,088.3
Property, plant and equipment, net.....................................................     2,342.2         2,388.8
Goodwill, net..........................................................................     3,220.9         3,303.1
Other intangible assets, net...........................................................       727.3           746.4
Asbestos-related insurance recoverable.................................................       745.3           771.1
Other noncurrent assets................................................................     1,167.1         1,155.7
                                                                                        -----------     -----------
     Total Assets......................................................................   $10,306.2       $10,453.4
                                                                                        ===========     ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt, including current portion of long-term debt...........................   $   113.9       $   147.8
Accounts payable.......................................................................       446.6           431.9
Accrued compensation...................................................................       183.9           157.8
Restructuring and rationalization reserves.............................................       120.3           107.9
Current portion of asbestos liability..................................................       350.0           350.0
Interest payable.......................................................................        63.6            94.4
Other accrued liabilities..............................................................       395.3           439.3
                                                                                        -----------       ---------
     Total Current Liabilities.........................................................     1,673.6         1,729.1
Long-term debt.........................................................................     3,773.2         3,559.7
Long-term portion of asbestos liability................................................     1,363.4         1,461.9
Postemployment benefits................................................................       635.1           637.6
Other accrued liabilities..............................................................       861.2           882.4
Minority interest in consolidated subsidiaries.........................................        57.0            57.5
Company-obligated mandatorily redeemable preferred securities of subsidiary trust
   holding solely convertible subordinated debentures of the Company (1)...............       575.0           575.0
Shareholders' Equity:
   Series C ESOP preferred stock.......................................................        37.3            38.1
   Common stock........................................................................       353.1           352.5
   Additional paid-in capital..........................................................     1,778.2         1,778.6
   Accumulated deficit.................................................................      (172.4)         (113.5)
   Accumulated other comprehensive loss................................................      (627.8)         (504.7)
   Other...............................................................................        (0.7)           (0.8)
                                                                                        -----------       ---------
     Total Shareholders' Equity........................................................     1,367.7         1,550.2
                                                                                        -----------       ---------
     Total Liabilities and Shareholders' Equity........................................   $10,306.2       $10,453.4
                                                                                        ===========       =========

__________
(1) The sole assets of the Trust are convertible subordinated debentures of Federal-Mogul with an aggregate principal amount of $575.0 million, which bear interest at a rate of 7% per annum and mature on December 1, 2027. Upon repayment of the subordinated debentures, the Company-obligated mandatorily redeemable preferred securities of subsidiary trust will be mandatorily redeemed.

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)

                                                                                         Three Months Ended
                                                                                              March 31
                                                                                              --------
                                                                                           2001       2000
                                                                                           ----       ----
Cash Provided From (Used By) Operating Activities
   Net earnings (loss) ...............................................................    $(62.2)    $  13.9
   Adjustments to reconcile net earnings (loss) to net cash provided from (used by)
            operating activities .....................................................
     Depreciation and amortization....................................................      97.8        99.1
     Restructuring charges............................................................      29.8        68.7
     Adjustment of assets held for sale and other long-lived assets to fair value.....       0.6        10.0
     Postemployment benefits..........................................................       3.5         1.2
     Increase in accounts receivable..................................................     (38.3)      (84.8)
     Decrease (increase) in inventories...............................................       9.1       (31.3)
     Increase (decrease) in accounts payable..........................................      21.9       (99.6)
     Changes in other current liabilities and other current assets....................     (38.8)      (25.5)
     Payments against restructuring and rationalization reserves......................     (16.0)      (14.7)
     Payments against asbestos liability..............................................     (88.3)      (75.4)
                                                                                          ------      ------
        Net Cash Used By Operating Activities.........................................     (80.9)     (138.4)
Cash Provided From (Used By) Investing Activities
   Expenditures for property, plant and equipment and other long-term assets, net.....     (65.0)      (72.8)
   Proceeds from sales of businesses..................................................        --         4.7
                                                                                          ------      ------
        Net Cash Used By Investing Activities.........................................     (65.0)      (68.1)
Cash Provided From (Used By) Financing Activities
   Proceeds from issuance of long-term debt...........................................     236.0       285.0
   Principal payments on long-term debt...............................................     (22.1)      (17.2)
   Decrease in short-term debt........................................................     (32.1)      (23.8)
   Fees paid for debt agreements......................................................     (14.2)        --
   Repurchase of accounts receivable under securitization.............................     (48.2)      (31.0)
   Dividends..........................................................................      (0.7)       (1.0)
   Other..............................................................................       3.0         2.1
                                                                                          ------      ------
        Net Cash Provided From Financing Activities...................................     121.7       214.1
                                                                                          ------      ------
        Increase (Decrease) in Cash and Equivalents...................................     (24.2)        7.6
            Cash and Equivalents at Beginning of Period...............................     107.2        64.5
                                                                                          ------      ------
        Cash and Equivalents at End of Period.........................................    $ 83.0      $ 72.1
                                                                                          ======      ======

See accompanying notes.

FEDERAl-MOGUL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2001

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain items in the prior year condensed consolidated financial statements have been reclassified to conform to the presentation used in 2001.

2.  DERIVATIVE FINANCIAL INSTRUMENTS

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the statement of operations when the hedged item affects operations. Ineffective portions of changes in the fair value of cash flow hedges are recognized in operations.

    The cumulative effect of adopting SFAS No. 133 resulted in a pre-tax reduction to OCI of $350,000 ($228,000 after-tax). The effect on net loss was not significant, primarily because the hedges in place as of January 1, 2001 were highly effective. The net derivative losses included in OCI as of January 1, 2001 will be reclassified into operations during the twelve months ended December 31, 2001.

    The Company is exposed to market risks, such as fluctuations in foreign currency risk and commodity price risk. To manage the volatility relating to these exposures, the Company aggregates its exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, the Company enters into various derivative transactions pursuant to its risk management policies. Designation is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. The Company does not hold or issue derivative financial instruments for trading purposes. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Foreign Currency Risk

    Certain forecasted transactions and recorded transactions and assets and liabilities are exposed to foreign currency risk. The Company monitors its foreign currency exposures daily to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro, British pound, Japanese yen and Canadian dollar. Options used to hedge a portion of forecasted transactions, for up to twelve months in the future, are designated as cash flow hedging instruments. Options and forwards used to hedge certain booked transactions and assets and liabilities are not designated as hedging instruments under SFAS 133 as they are natural hedges. The effect of changes in the fair value of these hedges and the underlying exposures are recorded in earnings each period.

Commodity Price Risk

    The Company is dependent upon the supply of certain raw materials in its production process. These commodities are exposed to price fluctuations on the open market. The primary purpose of the Company's commodity price hedging activities is to manage the volatility associated with these forecasted inventory purchases. The Company monitors its commodity price risk exposures daily to maximize the overall effectiveness of its commodity forward contracts. Principal commodities hedged include copper, nickel, lead, high-grade aluminum, and aluminum alloy. Forward contracts used to hedge commodities, for up to eighteen months in the future, are designated as cash flow hedging instruments. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases.

Other

    For options designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133, did not have a material effect on operations for the three months ended March 31, 2001. No fair value hedges or cash flow hedges were de-designated or discontinued for the three months ended March 31, 2001.

    For the three months ended March 31, 2001, Other expenses, net included approximately a $0.1 million net loss comprised of approximately $4.1 million of net losses and $4.0 million of net gains on fair value of derivatives not designated as hedging instruments.

    Derivative gains and losses included in OCI are reclassified into operations at the time forecasted transactions are recognized. During the three months ended March 31, 2001, $194,000 of derivative losses were reclassified to cost of goods sold. The Company also reduced OCI by approximately $800,000 pre-tax during the three months ended March 31, 2001 for market fluctuations on its commodity hedges. The Company estimates as of March 31, 2001, that $1.0 million of net derivative losses included in other comprehensive income will be reclassified into earnings within the next twelve months.

3.  RESTRUCTURING AND RATIONALIZATION

    During the first quarter of 2001, the Company recognized $29.8 million of restructuring charges related to severance and exit costs. Severance costs of $27.8 million included the planned consolidation of the European friction business and the January 2001 salaried employee reductions in North America and Europe. Total employee reductions are expected to be approximately 1,000 of which 600 have been terminated as of March 31, 2001. Exit costs of $2.0 million are primarily comprised of planned consolidation of the European friction business

                                                          Restructuring   Rationalization     Total
                                                          -------------   ---------------     ----
Balance of reserves at December 31, 2000..................       $ 89.9             $18.0     $107.9
Q1 2001 restructuring charges.............................         29.8                --       29.8
Effect of foreign exchange................................         (1.3)             (0.1)      (1.4)
Payments against restructuring reserves...................        (13.8)             (2.2)     (16.0)
                                                                 ------             -----     ------
Balance of reserves at March 31, 2001.....................       $104.6             $15.7     $120.3
                                                                 ======             =====     ======

    Of the $16.0 million of payments during the first quarter of 2001, approximately $2.0 million were exits costs and $14.0 million were severance costs.

4.  ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

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

    In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.5 billion at March 31, 2001) represents the Company's estimate for claims currently pending and those which can be reasonably estimated to be asserted in a future period. The Company believes that these claims will be paid over approximately the next 12 years. In arriving at the revised liability for the T&N Companies, assumptions have been made regarding the total number of claims anticipated to be received in the future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

    T&N Ltd. is a defendant in approximately 74,000 pending personal injury claims as of March 31, 2001. During the first three months of 2001, approximately 9,000 new claims naming T&N Ltd. were received. The two United States subsidiaries are defendants in approximately 125,000 pending personal injury claims as of March 31, 2001. During the first three months of 2001, approximately 17,000 new claims naming the two United States subsidiaries were received.

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

    The membership of the CCR has decreased beginning in 2000 for both voluntary and involuntary reasons. One instance involved the termination of a member by the CCR board. That former member had refused to provide required surety for agreed to settlements made while a member. The CCR has tried to recover the funds owed; however, the former member has since filed for bankruptcy and recovery is therefore uncertain. Another member has terminated its participation due to its determination that, as a trust, it lacked sufficient assets to commit to any new settlements. This member has also asserted that it is entitled to certain reimbursements which the CCR does not believe to be appropriate. Additionally, a third member had filed for bankruptcy in December 2000. Any additional cost to the remaining CCR members, net of the security provided, is uncertain. The Company however has provided for its best estimate of the impact of these events. The T&N Companies could experience an increase in liability if there are any future negative developments in these areas.

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

    In February 2001, the CCR and its members significantly amended its indemnity naming and services agreement. The CCR indemnity naming formula has been replaced with a provision that, for all claims settled on or after February 1, 2001, CCR members would be directly responsible for payment of their own indemnity obligations. The amendments will allow CCR members to choose the services they wish to continue receiving from the CCR. T&N Ltd. has continued with the CCR for claims handling and administrative services. However, T&N Ltd. has appointed an outside law firm specializing in asbestos matters to handle its litigation defense.

    In 1996, T&N Ltd. purchased for the T&N Companies a (pound)500 million layer of insurance which will be triggered should the aggregate costs of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed (pound)690 million. The Company believes that the aggregate cost of claims filed after June 30, 1996 will exceed the trigger point. The Company believes based on its review of the insurance policy and its advice from outside counsel, that it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of claims in excess of the trigger point of the insurance. Based on this assessment, the Company has recorded as of March 31, 2001 an insurance recoverable asset under the T&N policy of $554 million. The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk of the reinsurers not being able to meet their obligation to pay, once the claims filed after June 30, 1996 exceed the (pound)690 million trigger point. The Company does not expect to reach the trigger point of the insurance or begin to collect on this insurance recoverable for the next several years. The US claims' costs applied against this policy are converted at a fixed exchange rate of $1.69/(pound). As such, if the market exchange rate is less then $1.69/(pound), the Company will effectively have a discount from 100% recovery on claims made with the insurance companies. At March 31, 2001, the $554 million insurance recoverable asset is net of an exchange rate discount of approximately $89 million.

    The ultimate exposure of the T&N companies with respect to claims will depend upon the extent to which the insurance described above will be available to cover such claims, the amount paid for indemnity and defense, changes in the legal environment and other factors.

Abex and Wagner Asbestos Litigation

    Former businesses of Cooper Automotive, primarily Abex and Wagner, are involved as defendants in numerous court actions in the United States alleging personal injury from exposure to asbestos or asbestos-containing products, mainly involving friction products. Abex is a defendant in approximately 28,000 pending claims as of March 31, 2001. During the first three months of 2001, approximately 5,500 new claims naming this defendant were received. Wagner is a defendant in approximately 20,000 claims as of March 31, 2001. During the first three months of 2001, approximately 3,000 new claims naming this defendant were received. In 1998, the Company acquired the capital stock of a former Cooper Automotive entity resulting in the assumption by a Company subsidiary of contractual liability, under certain circumstances, for all claims pending and to be filed in the future alleging exposure to certain Wagner automotive and industrial friction products and for all claims filed after August 29, 1998, alleging exposure to certain Abex (non-railroad and non-aircraft) friction products. In 2000, the Company decreased its estimate of probable asbestos-related liability by $127 million, which was accompanied by an approximately equivalent reduction in the insurance recoverable asset. The revised estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $247 million as of March 31, 2001) represents the Company's estimate for claims currently pending and those which can be reasonably estimated to be asserted in a future period. The Company believes that these claims will be paid over approximately the next 12 years. In arriving at the revised liability for Abex and Wagner, assumptions have been made regarding the number of claims anticipated to be received in the future period, the typical cost of settlement (which is sensitive to the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, and the timing of settlements.

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

    Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner's solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Company believes that based on its review of the insurance policies, the financial viability of the insurance carriers, and advice from outside legal counsel, it is probable that Wagner will receive payment for a portion of the cost of claims. Based on the probable conclusion of collection under the insurance policies, the Company has recorded a $185 million insurance recoverable asset related to the Abex and Wagner liability.

Federal-Mogul and Fel-Pro Asbestos Litigation

    The Company also is sued in its own name as one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The Company's Fel-Pro subsidiary has also been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. Fel-Pro is a defendant in approximately 34,000 pending claims as of March 31, 2001. During the first three months of 2001, approximately 2,700 new claims were filed. Over 31,000 of these claims have been transferred to a federal court where they reside subject to removal back into the tort system only if certain medical and product identification conditions are met. The Company is defending all such claims vigorously and believes that it and Fel-Pro have substantial defenses to liability and insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company and Fel-Pro as of March 31, 2001, will not have a material effect on the Company's financial position.

Aggregate of Asbestos Liability and Insurance Recoverable Asset

    As of March 31, 2001, the Company has provided an aggregated liability for all of its subsidiaries and businesses with potential asbestos liability of approximately $1.7 billion for claims currently pending and those which can be reasonably expected to be asserted in a future period. The Company believes that these claims will be paid over approximately the next 12 years. Of this amount, the Company expects to incur asbestos payments of approximately $350 million over approximately the next 12 months and has reflected this as a current liability. This estimate is based in part on recent and historical claims experience, medical information, the impact of changes in indemnity sharing within the CCR and the current legal environment. The Company cannot reasonably estimate a liability beyond the period encompassed in its estimates as the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them.

    The Company believes that it is probable that its subsidiaries with asbestos-related liabilities and related insurance policies, the T&N Companies, Abex, Wagner and Fel-Pro will collect the recorded aggregated insurance recoverable asset of $745.3 million.

Environmental Matters

    The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or other similar federal or state environmental laws. These laws require responsible parties to pay for cleaning up contamination resulting from hazardous wastes which were discharged into the environment by them or by others to which they sent such wastes for disposition. In addition, the Company has been notified by the United States Environmental Protection Agency and various state agencies that it may be a potentially responsible party (PRP) under such law for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. At most of the sites that are likely to be costliest to clean up, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company's exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company's share of the total waste has generally been small. The other companies which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly-owned companies, and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental reserve was approximately $61.2 million and $67.9 million at March 31, 2001 and December 31, 2000, respectively. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect to such matters.

5.   INVENTORIES

    Inventories consisted of the following (in millions of dollars):

                                                                           March 31      December 31
                                                                             2001           2000
                                                                           --------      -----------
     Finished products..................................................    $536.4         $545.8
     Work-in-process....................................................     134.3          136.3
     Raw materials......................................................     142.4          155.8
                                                                            ------         ------
                                                                             813.1          837.9
     Reserve for inventory valuation....................................     (27.2)         (29.3)
                                                                            ------         ------
                                                                            $785.9         $808.6
                                                                            ======         ======

6.   EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share (in millions, except per share data):

                                                                                                   Three Months Ended
                                                                                                        March 31
                                                                                                    -----------------
                                                                                                       2001     2000
                                                                                                    --------   ------
Numerator:
     Net earnings (loss)...........................................................................  $(62.2)    $13.9
     Series C preferred dividend requirement.......................................................    (0.4)     (0.5)
                                                                                                     ------     -----
     Numerator for basic earnings (loss) per share - income available to common shareholders         $(62.6)    $13.4
                                                                                                     =======    =====
     Effect of dilutive securities:
          Series C preferred dividend requirement..................................................     0.4       0.5
          Additional required ESOP contribution....................................................     --       (0.5)
                                                                                                     ------     -----
     Numerator for diluted earnings (loss) per share - income available to common shareholders
          after assumed conversions................................................................  $(62.2)    $13.4

Denominator:
     Denominator for basic earnings per share - weighted average shares............................    70.6      70.2
     Effect of dilutive securities:
          Nonvested stock..........................................................................     --        0.2
          Conversion of Series C preferred stock...................................................     --        1.4
          Contingently issuable shares of common stock.............................................     --        1.1
                                                                                                     ------     -----
     Dilutive potential common shares..............................................................     --        2.7
                                                                                                     ------     -----
     Denominator for dilutive earnings per share - adjusted weighted average shares and assumed
          conversions..............................................................................    70.6      72.9
                                                                                                     ======     =====
Basic earnings (loss) per share....................................................................   $(.89)     $.19
                                                                                                      ======     ====
Diluted earnings (loss) per share..................................................................   $(.89)     $.18
                                                                                                      ======     ====

 7.   COMPREHENSIVE LOSS

Other comprehensive income includes foreign currency translation adjustments and unrealized gains (losses) on investments. Total comprehensive income (loss) is summarized as follows (in millions of dollars):

                                                                            Three Months Ended
                                                                                 March 31
                                                                                 --------
                                                                              2001       2000
                                                                              ----       ----
        Net earnings (loss)............................................     $(62.2)     $13.9
         Other Comprehensive Income (Loss)
            Foreign currency translation adjustments...................     (122.1)     (85.0)
            Derivatives and other, net of tax..........................       (1.0)      (0.3)
                                                                           -------     ------
     Total comprehensive loss..........................................    $(185.3)    $(71.4)
                                                                           =======     ======

8.  OPERATIONS BY INDUSTRY SEGMENT

     The Company is a global manufacturer with two reportable segments:
Americas/Asia Pacific, which includes the operations of North and South America, Asia and Australia; and Europe/Africa, which includes the operations of Europe and Africa. Divested Activities include the historical operating results and assets of certain divested operations in South Africa, Italy, the UK, the US and India. Each segment manufactures and distributes products in the following product groups: powertrain systems; sealing systems, visibility and system protection products; and brake, chassis, ignition and fuel products. The Company has not aggregated individual product segments within these reportable segments. The accounting policies of the segments are the same as that of the Company.

    The Company evaluates segment performance based on several factors, including both Operational EBIT and Economic Value Added (EVA). Operational EBIT is defined as earnings before interest, income taxes, extraordinary items and certain nonrecurring items such as restructuring and impairment charges. Operational EBIT for each segment is shown below, as it is most consistent with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements.

                                            Net Sales        Operational EBIT
                                            ---------        ----------------
                                           Three Months        Three Months
                                           Ended March 31     Ended March 31
                                        -----------------    -----------------
                                          2001     2000        2001      2000
                                        -------  --------    -------    ------
Americas/Asia Pacific................   $ 936.7  $1,100.4      $30.6    $142.2
Europe/Africa........................     514.0     536.3       18.4      50.0
Divested Activities..................       --        7.0        --        1.0
                                       --------  --------      -----    ------
Total                                  $1,450.7  $1,643.7      $49.0    $193.2
                                       ========  ========      =====    ======

                                                                               Three Months
                                                                              Ended March 31
                                                                            ------------------
                                                                               2001      2000
                                                                             -------    ------
Reconciliation:
     Total segments Operational EBIT........................................  $ 49.0     $193.2
     Net interest and other financing costs.................................   (92.8)     (79.0)
     Restructuring, impairment and other special charges....................   (30.4)     (79.7)
                                                                             ------      ------
        Earnings (loss)  before income taxes................................ $ (74.2)    $ 34.5
                                                                             =======     ======

9.    SUBSEQUENT EVENT

     On April 23, 2001 the Company signed an agreement to sell its torque converter business ("TCI") to Competition Cams, Inc. TCI remanufactures torque converters for high-performance automotive aftermarket applications. TCI became a part of Federal-Mogul when the Company purchased Fel-Pro in 1998. TCI had net sales of approximately $12 million in 2000. The business has approximately 90 employees in Ashland, Mississippi, and a small engineering office in Brighton, Michigan.

     On May 1, 2001 the Company signed an agreement to sell its Champion aviation ignition products division ("Aviation") to TransDigm Inc. The sale is subject to regulatory review, with an expected approval in second quarter 2001. Aviation provides products for all major commercial, military and general aircraft applications. Aviation became part of Federal-Mogul when the Company purchased the Cooper Automotive division of Cooper Industries in 1998. Aviation had net sales of approximately $70 million in 2000. The business has approximately 385 employees in Liberty, South Carolina.

     The Company does not expect these divestitures to have a material impact on the Company's financial position.

10.   CONSOLIDATING CONDENSED FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

     Certain subsidiaries of the Company (as listed below, collectively the "Guarantor Subsidiaries") have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company's Senior Credit Agreements.

Federal-Mogul Venture Corporation            Federal-Mogul Dutch Holdings Inc.
Federal-Mogul Global Properties Inc.         Federal-Mogul UK Holdings Inc.
Carter Automotive Company                    F-M UK Holdings Limited
Federal-Mogul Worldwide Inc.                 Federal-Mogul Global Inc.
Federal-Mogul Ignition Company               T&N Industries, Inc.
Federal-Mogul Products, Inc.                 Federal-Mogul Powertrain, Inc.
Federal-Mogul Aviation, Inc.

    The Company issued notes in 1999 and 1998 which are guaranteed by the Guarantor Subsidiaries. The Guarantor Subsidiaries also guarantee the Company's previously existing publicly registered Medium-term notes and Senior notes.

    T&N Industries, Inc. and Federal-Mogul Powertrain, Inc. are wholly owned subsidiaries of the Company and were incorporated in 1998 with the acquisition of T&N. These subsidiaries became guarantors as a result of the Company's fourth amended and restated Senior Credit Agreement dated December 31, 2000. The 1999 and 1998 statements have been restated to include the entities since their acquisition date within the Guarantor Subsidiaries.

    In lieu of providing separate unaudited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying unaudited consolidating condensed financial statements based on the Company's understanding of the Securities and Exchange Commission's interpretation and application of Rule 3-10 of the Securities and Exchange Commission's Regulation S-X and Staff Accounting Bulletin 53. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended March 31, 2001
(Millions of Dollars)

                                                                 (Unconsolidated)
                                                     -------------------------------------
                                                                 Guarantor    Non-Guarantor
                                                     Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                     ------    ------------   ------------   ------------   ------------
Net sales........................................    $334.0       $ 484.6        $ 708.4       $ (76.3)      $1,450.7
Cost of products sold............................     273.3         396.1          552.3         (76.3)       1,145.4
                                                     ------       -------         ------       -------       --------
     Gross margin................................      60.7          88.5          156.1            --          305.3
Selling, general and administrative expenses.....      75.6          57.4           96.6            --          229.6
Amortization of goodwill and other intangible
     assets......................................       5.2          11.8           13.4            --           30.4
Restructuring charges............................      12.2            --           17.6            --           29.8
Adjustment of assets held for sale and other
     long-lived assets to fair value.............       0.6            --             --            --            0.6
Interest expense, net............................      80.4           0.2            2.0            --           82.6
International currency exchange losses...........       0.2            --            0.5            --            0.7
Other expense (income), net......................      88.7          (6.2)         (76.7)           --            5.8
                                                     ------       -------         ------       -------       --------
     Earnings (loss) before income taxes and
       equity in earnings (loss) of subsidiaries..   (202.2)         25.3          102.7            --          (74.2)
Income tax expense (benefit).....................     (32.4)          4.0           16.4            --          (12.0)
                                                     ------       -------         ------       -------       --------
     Earnings (loss) before equity in
        earnings (loss) of subsidiaries..........    (169.8)         21.3           86.3            --          (62.2)
Equity in earnings (loss) of subsidiaries........     107.6          32.2             --        (139.8)            --
                                                     ------       -------         ------       -------       --------
Net Earnings (Loss)..............................    $(62.2)      $  53.5         $ 86.3       $(139.8)      $  (62.2)
                                                     =======      =======         ======       =======       ========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended March 31, 2000
(Millions of Dollars)

                                                               (Unconsolidated)
                                                   --------------------------------------------
                                                                                       Non-
                                                                                       ----
                                                                    Guarantor        Guarantor
                                                                    ---------        ---------
                                                        Parent     Subsidiaries     Subsidiaries    Eliminations   Consolidated
                                                     ---------     ------------     ------------    ------------   ------------
Net sales........................................       $393.4           $566.2          $ 884.4        $ (200.3)     $ 1,643.7
Cost of products sold............................        299.9            414.1            696.7          (200.3)       1,210.4
                                                     ---------      -----------     ------------     -----------    -----------
     Gross margin................................         93.5            152.1            187.7              --          433.3
Selling, general and administrative expenses.....         56.9             59.3             94.8              --          211.0
Amortization of goodwill and other intangible
     assets......................................          5.1              9.6             16.5              --           31.2
Restructuring charges............................          2.8              5.4             60.5              --           68.7
Adjustment of assets held for sale and other
     long-lived assets to fair value.............           --              4.6              5.4              --           10.0
Interest expense, net............................         65.9              0.2              3.6              --           69.7
International currency exchange (gains) losses...          0.2              0.9             (0.5)             --            0.6
Other expense (income), net......................         31.4            (20.2)            (3.6)             --            7.6
                                                     ---------       ----------      -----------      ----------     ----------

     Earnings (loss) before income taxes and
           equity in earnings (loss) of
subsidiaries.....................................        (68.8)            92.3             11.0              --           34.5
Income tax expense (benefit).....................        (41.1)            55.1              6.6              --           20.6
                                                     ---------        ---------       ----------       ----------     ---------
     Earnings (loss) before equity in earnings
            (loss) of subsidiaries...............        (27.7)            37.2              4.4              --           13.9
Equity in earnings (loss) of subsidiaries........         41.6             60.1               --          (101.7)            --
                                                      --------        ---------       ----------       ---------      ---------
Net Earnings (Loss)..............................       $ 13.9            $97.3            $ 4.4        $ (101.7)       $  13.9
                                                      ========        =========       ==========       =========      =========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
March 31, 2001
(Millions of Dollars)


                                                            (Unconsolidated)
                                                   ----------------------------------------
                                                                                   Non-
                                                                                   ----
                                                                 Guarantor      Guarantor
                                                                 ---------      ---------
                                                     Parent   Subsidiaries    Subsidiaries     Eliminations      Consolidated
                                                   ---------  ------------    ------------     ------------      ------------
                     ASSETS

Cash and equivalents.............................  $   141.5     $     9.1       $   (67.6)     $       --        $    83.0
Accounts receivable..............................       19.2           6.1           492.3              --            517.6
Investment in accounts receivable securitization.         --            --           293.7              --            293.7
Inventories......................................      131.3         298.5           356.1              --            785.9
Deferred taxes...................................      149.8           5.1            77.1              --            232.0
Prepaid expenses and income tax benefits.........       55.3          51.9            84.0              --            191.2
                                                   ---------     ---------       ---------      ----------        ---------


     Total Current Assets........................      497.1         370.7         1,235.6              --          2,103.4
Property, plant and equipment....................      275.1         878.8         1,188.3              --          2,342.2
Goodwill.........................................      584.3       1,254.2         1,382.4              --          3,220.9
Other intangible assets..........................       38.9         402.2           286.2              --            727.3
Investment in subsidiaries.......................    6,256.3       2,768.3              --        (9,024.6)              --
Intercompany accounts, net.......................   (1,680.2)      1,782.8          (102.6)             --               --
Asbestos-related insurance recoverable...........         --         191.2           554.1              --            745.3
Other noncurrent assets..........................      465.2          73.2           628.7              --          1,167.1
                                                   ---------     ---------       ---------      ----------        ---------
                                                                                                        --
     Total Assets................................  $ 6,436.7     $ 7,721.4       $ 5,172.7      $ (9,024.6)       $10,306.2
                                                   =========     =========       =========      ==========        =========
                   LIABILITIES

Short-term debt, including current portion of
   long-term debt................................  $    99.7     $     2.2       $    12.0      $       --        $   113.9
Accounts payable.................................       94.2         145.6           206.8              --            446.6
Accrued compensation.............................       45.4          29.0           109.5              --            183.9
Restructuring and rationalization reserves.......       26.2          19.6            74.5              --            120.3
Current portion of asbestos liability............         --            --           350.0              --            350.0
Interest payable.................................       62.1           0.1             1.4              --             63.6
Other accrued liabilities........................       35.2         129.9           230.2                            395.3
                                                   ---------     ---------       ---------      ----------        ---------
     Total Current Liabilities...................      362.8         326.4           984.4              --          1,673.6
Long-term debt...................................    3,756.7           6.5            10.0              --          3,773.2
Long-term portion of asbestos liability..........         --         582.8           780.6              --          1,363.4
Postemployment benefits..........................      472.9           0.4           161.8              --            635.1
Other accrued liabilities........................      428.3           0.4           432.5              --            861.2
Minority interest in consolidated subsidiaries...       48.3           8.7              --              --             57.0
Company-obligated mandatorily redeemable
   preferred securities of subsidiary holding
   solely convertible subordinated debentures
   of the Company................................         --            --           575.0              --            575.0
Shareholders' Equity.............................    1,367.7       6,796.2         2,228.4        (9,024.6)         1,367.7
                                                   ---------     ---------       ---------      ----------        ---------
     Total Liabilities and Shareholders' Equity..  $ 6,436.7     $ 7,721.4       $ 5,172.7      $ (9,024.6)       $10,306.2
                                                   =========     =========       =========      ==========        =========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
December 31, 2000
(Millions of Dollars)

                                                              (Unconsolidated)
                                                              ----------------
                                                                                  Non-
                                                                                  ----
                                                                 Guarantor     Guarantor
                                                                 ---------     ---------
                                                     Parent    Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                    --------   ------------   ------------   ------------  ------------
                     ASSETS

Cash and equivalents.............................    $ 148.3        $ 10.9        $  (52.0)      $  --          $ 107.2
Accounts receivable..............................       22.4            --           490.4          --            512.8
Investment in accounts receivable securitization.        --             --           229.1          --            229.1
Inventories......................................      137.9         299.2           371.5          --            808.6
Deferred taxes...................................      148.2            --            87.3          --            235.5
Prepaid expenses and income tax benefits.........       49.4          53.0            92.7                        195.1
                                                    --------     ---------       ---------   ----------       ---------
     Total Current Assets........................      506.2         363.1         1,219.0          --          2,088.3
Property, plant and equipment....................      270.4         887.2         1,231.2          --          2,388.8
Goodwill.........................................      584.5       1,256.7         1,461.9          --          3,303.1
Other intangible assets..........................       39.8         406.2           300.4          --            746.4
Investment in subsidiaries.......................    6,186.0       2,871.6             --      (9,057.6)             --
Intercompany accounts, net.......................   (1,591.5)      1,787.5          (196.0)         --               --
Asbestos-related insurance recoverable...........        --          194.4           576.7          --            771.1
Other noncurrent assets..........................      460.5          88.6           606.6                      1,155.7
                                                    --------     ---------       ---------   ----------       ---------
     Total Assets................................   $6,455.9     $ 7,855.3       $ 5,199.8   $ (9,057.6)     $ 10,453.4
                                                    ========     =========       =========   ==========       =========

                   LIABILITIES

Short-term debt, including current portion of
   long-term debt................................    $ 124.4        $  3.0         $  20.4       $  --          $ 147.8
Accounts payable.................................       78.0         145.0           208.9          --            431.9
Accrued compensation.............................       31.8          27.6            98.4          --            157.8
Restructuring and rationalization reserves.......       12.6          27.1            68.2          --            107.9
Current portion of asbestos liability............        --           --             350.0          --            350.0
Interest payable.................................       92.9           0.3             1.2          --             94.4
Other accrued liabilities........................       60.1         141.9           237.3                        439.3
                                                    --------     ---------       ---------   ----------       ---------
     Total Current Liabilities...................      399.8         344.9           984.4          --          1,729.1
Long-term debt...................................    3,534.0           7.6            18.1          --          3,559.7
Long-term portion of asbestos liability..........        --          606.4           855.5          --          1,461.9
Postemployment benefits..........................      470.1          --             167.5          --            637.6
Other accrued liabilities........................      446.5          --             435.9          --            882.4
Minority interest in consolidated subsidiaries...       55.3           2.2             --           --             57.5
Company-obligated mandatorily redeemable
   preferred securities of subsidiary holding
   solely convertible subordinated debentures
   of the Company................................        --           --             575.0          --            575.0
Shareholders' Equity.............................    1,550.2       6,894.2         2,163.4     (9,057.6)        1,550.2
                                                    --------     ---------       ---------   ----------       ---------
     Total Liabilities and Shareholders' Equity..   $6,455.9     $ 7,855.3       $ 5,199.8   $ (9,057.6)      $10,453.4
                                                    ========     =========       =========   ==========       =========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2001
(Millions of Dollars)

                                                                (Unconsolidated)
                                                    -----------------------------------------
                                                                 Guarantor      Non-Guarantor
                                                                 ---------      -------------
                                                     Parent    Subsidiaries     Subsidiaries   Eliminations  Consolidated
                                                    --------   ------------     ------------   ------------  ------------
Net Cash Provided From (Used By)
   Operating Activities.........................     $ 20.5         $39.4           $(140.8)         $  --       $(80.9)

Cash Provided From (Used By) Investing
    Activities:

Expenditures for property, plant and
   equipment and other long-term assets.........       (9.7)        (26.8)            (28.5)            --        (65.0)

Cash Provided From (Used By) Financing
    Activities:

Proceeds from issuance of long-term debt........      236.0           --                --              --        236.0
Principal payments on long-term debt............      (13.3)         (1.6)             (7.2)            --        (22.1)
Decrease in short-term debt.....................      (24.7)         (0.8)             (6.6)            --        (32.1)
Fees paid for debt issuance and other securities      (14.2)          --                --              --        (14.2)
Change in intercompany accounts.................     (155.5)        (12.0)            167.5             --          --
Sale of accounts receivable under securitization      (48.2)          --                --              --        (48.2)
Dividends.......................................       (0.7)          --                --              --         (0.7)
Other...........................................        3.0           --                --             --           3.0
                                                     ------        ------            ------         ------       ------
     Net Cash Provided From (Used By)
        Financing Activities....................      (17.6)        (14.4)            153.7            --         121.7
                                                     ------        ------            ------         ------       ------

     Net Decrease in Cash and Equivalents.......     $ (6.8)       $ (1.8)           $(15.6)        $  --        $(24.2)
                                                     ======        ======            ======         ======       ======

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2000
(Millions of Dollars)

                                                                   (Unconsolidated)
                                                     --------------------------------------
                                                                Guarantor     Non-Guarantor
                                                                ---------     -------------
                                                     Parent    Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                                     --------  ------------   ------------    ------------  ------------
Net Cash Provided From (Used By)
   Operating Activities............................  $ (153.2)       $ 73.7         $(58.9)        $    --      $(138.4)

Expenditures for property, plant and equipment
      and other long-term assets...................      (1.5)        (31.8)         (39.5)             --        (72.8)
Other..............................................        --            --            4.7                          4.7
                                                      -------        ------         ------         -------      -------
     Net Cash Used By Investing Activities.........      (1.5)        (31.8)         (34.8)             --        (68.1)

Cash Provided From (Used By) Financing
    Activities:

Proceeds from issuance of long-term debt...........     285.0            --             --              --        285.0
Principal payments on long-term debt...............     (11.5)         (0.5)          (5.2)             --        (17.2)
Decrease in short-term debt........................     (16.9)         (3.9)          (3.0)             --        (23.8)
Change in intercompany accounts....................     (77.9)         (9.1)          87.0              --           --
Sale of accounts receivable under securitization...     (31.0)           --             --              --        (31.0)
Dividends..........................................      (1.0)           --             --              --         (1.0)
Other..............................................      (1.7)           --            3.8              --          2.1
                                                      -------        ------         ------         -------      -------
     Net Cash Provided From (Used By)
        Financing Activities.......................     145.0         (13.5)          82.6              --        214.1
                                                      -------        ------         ------         -------      -------

     Net Increase (Decrease) in Cash and
        Equivalents................................   $  (9.7)       $ 28.4         $(11.1)        $    --      $   7.6
                                                      =======        ======         ======         =======      =======

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------


OVERVIEW:

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operation (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Net Sales

     Net sales for the first quarter of 2001 were $1,450.7 million compared to $1,643.7 million in the same quarter of 2000. Sales decreased primarily due to weak North American vehicle production schedules, further softening of U.S. aftermarket demand and year over year weakening of the Euro and British pound. These decreases were slightly offset by an increase in OE volumes in Europe.

     Americas/Asia Pacific: Net sales for the first quarter of 2001 decreased 15% to $936.7 million from $1,100.4 million in the same quarter of 2000. Management attributes this decrease to lower OE production levels in North America and further softening of aftermarket sales in North America.

     Europe/Africa: Net sales for the first quarter of 2001 decreased 4% to $514.0 million from $536.3 million in the same quarter of 2000. Management attributes this decrease to the effects of foreign exchange on European operations, which decreased sales 8%. This was partially off set by an increase in OE volumes.

Gross Margin

     Gross Margin was 21.0% for the first quarter of 2001 compared to 26.3% for the same quarter in 2000. Management attributes the decrease to lower sales volumes as mentioned above, changes in OE/aftermarket mix, and the effects of foreign exchange. Gross margin was also negatively impacted by increased medical benefit costs, amortization of losses on lower than expected returns on the pension plans' assets and increased natural gas costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses as percent of net sales increased to 15.8% for the first quarter of 2001 compared to 12.8% for the same quarter of 2000. Management attributes this increase primarily to lower sales as mentioned above and to increases in medical benefit costs, certain employee incentive programs and professional fees associated with the Company's amended bank facility and with the implementation of the investment strategy initiative.

Restructuring

     In 2000, the Company began to implement, a global restructuring plan. The primary purposes of this plan are to improve the Company's cost structure and reduce non-productive assets. The significant activities that are part of the 2000 plan are as follows:

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

     Also during 2000, the Company began implementing a program to focus on six global initiatives aimed at improving the operational efficiency of the business. The SGI's are grouped into six strategic actions: Aftermarket Rationalization, Facility Rationalization, Shared Services, Constraint Management, Supply Chain Management and Investment Strategy. During 2001 management expects to refine this program and may incur additional restructuring charges. As such, the aggregate annualized EBIT benefits of these actions have not been determined.

     During the first quarter of 2001, in connection with these programs, the Company recognized $29.8 million of restructuring charges related to severance and exit costs. Severance costs of $27.8 million included the planned consolidation of the European friction business and the January 2001 salaried employee reductions in North America and Europe. Total employee reductions are expected to be approximately 1,000 of which 600 have been terminated as of March 31, 2001. Exit costs of $2.0 million are primarily comprised of planned consolidation of the European friction business

Interest Expense

     Interest expense was $83.8 million in the first quarter of 2001 compared to $71.0 million for the same quarter of 2000. Management attributes this increase to additional borrowings on the Company's Credit Facilities since March 31, 2000 and increased interest rates on its Credit Facility.

Income Tax Expense

     The effective tax rate was 16.2% for the first quarter of 2001 compared to 59.7% for the same quarter of 2000. The effective tax rates differ from statutory rates primarily due to non-deductible goodwill. Tax expense (benefit) differs from current income taxes payable due to timing differences, including asbestos. The Company expects that future income tax expense will continue to differ from income taxes payable primarily due to temporary differences.

LITIGATION & ENVIRONMENTAL CONTINGENCIES

     The Company is named in numerous lawsuits. For a summary of material contingencies as a result of those lawsuits, refer to Note 4 of the Consolidated Condensed Financial Statements, "Asbestos Liability and Legal Proceedings".

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided From (Used By) Operating Activities

     Cash flow used by operating activities was $80.9 million in the first quarter of 2001. Among the factors impacting operating cash flows were payments related to asbestos of $88.3 million and restructuring and rationalization reserves of $16.0 million, an increase in accounts receivable of $38.3 million, and changes in other current liabilities and assets of $38.8 million. These usages were partially offset by decreases in inventory of $9.1 million and increases in accounts payable of $21.9 million.

Cash Flow Used By Investing Activities

     Capital expenditures of $76.3 million were made for property, plant and equipment to implement process improvements, increase manufacturing capacity, and new product introductions during the first quarter of 2001. These expenduitures were offset by proceeds from the sales of certain buildings and equipment of $11.3 million during the quarter.

     The Company anticipates that 2001 capital expenditures, exclusive of acquisitions and investments in affiliates, will be at the low end of a range of $350 million to $380 million. The Company expects that funding for these expenditures will be from operations and external sources as required.

Cash Flow Provided From Financing Activities

     Cash flow provided from financing activities was $121.7 million for the first quarter of 2001 primarily resulting from proceeds received from the issuance of long-term debt of $236.0 million offset by principal payments on long-term debt of $22.1 million and a decrease in accounts receivable securitizations of $48.2 million and net short term borrowing of $32.1 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to our exposures to market risk since December 31, 2000.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
          -----------------

          (a) Contingencies. Note 4 to the Consolidated Condensed Financial Statements, "Asbestos Liability and Legal Proceedings", that is included in Part I of this report, is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form
          ----------------------------

          (a)  Exhibits:

               None

          (b)  Reports on Form 8-K:

               (1) On January 17, 2001 the Company filed a Current Report on Form 8-K to file the documentation executed in connection with its Fourth Amended and Restated Credit Agreement, dated as of December 29, 2000.

               (2) On March 19, 2001 the Company filed a Current Report on Form 8-K to report the execution of an amendment to its Fourth Amended and Restated Credit Agreement.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FEDERAL-MOGUL CORPORATION


                           By: /s/ G. Michael Lynch
                              --------------------------------
                               G. Michael Lynch
             Executive Vice President and Chief Financial Officer,
                          Principal Financial Officer

                           By: /s/ Michael L. Pape
                              --------------------------------
                                Michael L. Pape
                        Vice President and Controller,
                           Chief Accounting Officer

Dated:  May 02, 2001