Form 10-Q
period 2001-06-30
FEDERAL MOGUL CORP
filed 2001-08-01
CIK 34879

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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

As of July 31, 2001, there were 77,492,124 outstanding shares of the registrant's $5.00 stated value common stock.

                          FORWARD-LOOKING STATEMENTS

    Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (The "Act"). Such statements are made in good faith by Federal-Mogul (the "Company") pursuant to the "Safe Harbor" provisions of the Act.

    Forward-looking statements include financial projections, estimates and statements regarding plans, objectives and expectations of the Company and its management, as well as the Company's views regarding industry and economic conditions and trends. Forward looking statements include, without limitation, plans to implement restructuring initiatives relating to manufacturing and warehouse facilities and the Company's six global initiatives ("SGI") (Aftermarket Rationalization, Facility Rationalization, Shared Services, Constraint Management, Supply Chain Management and Investment Strategy), plans to address issues related to financing of the Company's business operations, plans to address the issues related to the conversion to the Euro, the scope of the effect of T&N, Abex and Wagner asbestos liabilities and statements regarding industry conditions.

    Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, experience or achievements of the Company to differ materially from any future results, performance, experience or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, without limitation, fluctuation in demand for both original equipment and replacement components in the automotive, heavy-duty vehicular and industrial markets, the effect of certain global and regional economic conditions, including, without limitation, the effects of world wide currency fluctuations, the ability of the Company to control operating and other costs, changes in asbestos-related litigation, exposure and claims experience, the effect of bankruptcy filings by co-defendants in asbestos-related litigation, legislative risks and uncertainties and other factors, some of which are beyond the Company's control.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
        --------------------

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Millions of Dollars, Except Per Share Amounts)

                                                                           Three Months Ended          Six Months Ended
                                                                                 June 30                   June 30
                                                                                 -------                   -------
                                                                             2001       2000           2001        2000
                                                                          ---------  ----------     ----------  ----------
Net sales .............................................................    $1,425.4    $1,593.2       $2,876.1    $3,236.9
Cost of products sold..................................................     1,124.2     1,182.8        2,269.6     2,393.2
                                                                           --------    --------       --------    --------
   Gross margin........................................................       301.2       410.4          606.5       843.7
Selling, general and administrative expenses...........................       205.8       207.9          435.4       418.9
Amortization of goodwill and other intangible assets...................        29.8        31.3           60.2        62.5
Restructuring charges .................................................         2.1          --           31.9        68.7
Adjustment of assets held for sale and other long-lived assets to
   fair value..........................................................         0.1          --            0.7        10.0
Interest expense.......................................................        82.2        71.4          166.0       142.4
Interest income........................................................        (1.0)       (1.0)          (2.2)       (2.3)
International currency exchange losses (gains).........................         2.4        (2.6)           3.1        (2.0)
Other (income) expense, net............................................       (30.2)        9.2          (24.4)       16.8
                                                                           --------    --------       --------    --------
          Earnings (loss) before income tax expense and
              extraordinary items......................................        10.0        94.2          (64.2)      128.7
Income tax expense.....................................................        43.8        44.3           31.8        64.9
                                                                           --------    --------       --------    --------
          Net earnings (loss) before extraordinary items...............       (33.8)       49.9          (96.0)       63.8
Extraordinary items -- gain on early retirement of debt, net of
       applicable income tax expense...................................       (16.3)         --          (16.3)         --
                                                                           --------    --------       --------    --------
          Net earnings (loss)..........................................       (17.5)       49.9          (79.7)       63.8
Preferred dividends, net of related tax benefit........................         0.4         0.5            0.8         1.0
                                                                           --------    --------       --------    --------
Net Earnings (Loss) Available for Common Shareholders..................    $  (17.9)   $   49.4       $  (80.5)   $   62.8
                                                                           ========    ========       ========    ========

Earnings (Loss) Per Common Share:
Basic
     Earnings (loss) before extraordinary items........................    $  (0.48)   $   0.70       $  (1.37)   $   0.89
     Extraordinary items - gain on early retirement of debt,
       net of applicable income tax expense............................       (0.23)         --          (0.23)         --
                                                                           --------    --------       --------    --------
     Net Earnings (Loss) Available for Common Shareholders.............    $  (0.25)   $   0.70       $  (1.14)   $   0.89
                                                                           ========    ========       ========    ========

Diluted
     Earnings (loss) before extraordinary items........................    $  (0.48)   $   0.65       $  (1.37)   $   0.84
     Extraordinary items - gain on early retirement of debt,
       net of applicable income tax expense............................       (0.23)         --          (0.23)         --
                                                                           --------    --------       --------    --------
     Net Earnings (Loss) Available for Common Shareholders.............    $  (0.25)   $   0.65       $  (1.14)   $   0.84
                                                                           ========    ========       ========    ========

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Millions of Dollars)

                                                                                        (Unaudited)
                                                                                          June 30       December 31
                                                                                           2001            2000
                                                                                        -----------     -----------
                                       ASSETS
Cash and equivalents.................................................................   $     153.4     $     107.2
Accounts receivable..................................................................         516.5           512.8
Investment in accounts receivable securitization.....................................         310.8           229.1
Inventories..........................................................................         732.8           808.6
Deferred taxes.......................................................................         176.9           235.5
Prepaid expenses and income tax benefits.............................................         193.4           195.1
                                                                                        -----------     -----------
     Total Current Assets............................................................       2,083.8         2,088.3
Property, plant and equipment, net...................................................       2,283.5         2,388.8
Goodwill, net........................................................................       3,102.7         3,303.1
Other intangible assets, net.........................................................         687.6           746.4
Asbestos-related insurance recoverable...............................................         731.0           771.1
Other noncurrent assets..............................................................       1,261.3         1,155.7
                                                                                        -----------     -----------
     Total Assets....................................................................   $  10,149.9     $  10,453.4
                                                                                        ===========     ===========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt, including current portion of long-term debt.........................   $     121.0     $     147.8
Accounts payable.....................................................................         432.4           431.9
Accrued compensation.................................................................         195.5           157.8
Restructuring and rationalization reserves...........................................          99.7           107.9
Current portion of asbestos liability................................................         350.0           350.0
Interest payable.....................................................................          91.6            94.4
Other accrued liabilities............................................................         363.0           439.3
                                                                                        -----------     -----------
     Total Current Liabilities.......................................................       1,653.2         1,729.1
Long-term debt.......................................................................       3,737.3         3,559.7
Long-term portion of asbestos liability..............................................       1,273.5         1,461.9
Postemployment benefits..............................................................         622.8           637.6
Other accrued liabilities............................................................         945.9           882.4
Minority interest in consolidated subsidiaries.......................................          55.6            57.5
Company-obligated mandatorily redeemable preferred securities of subsidiary trust
   holding solely convertible subordinated debentures of the Company (1).............         575.0           575.0
Shareholders' Equity:
   Series C ESOP preferred stock.....................................................          34.3            38.1
   Common stock......................................................................         369.7           352.5
   Additional paid-in capital........................................................       1,768.8         1,778.6
   Accumulated deficit...............................................................        (194.5)         (113.5)
   Accumulated other comprehensive loss..............................................        (691.1)         (504.7)
   Other.............................................................................          (0.6)           (0.8)
                                                                                        -----------     -----------
     Total Shareholders' Equity......................................................       1,286.6         1,550.2
                                                                                        -----------     -----------
     Total Liabilities and Shareholders' Equity......................................   $  10,149.9     $  10,453.4
                                                                                        ===========     ===========

---------------
(1) The sole assets of the Trust are convertible subordinated debentures of Federal-Mogul with an aggregate principal amount of $575.0 million, which bear interest at a rate of 7% per annum and mature on December 1, 2027. Upon repayment of the subordinated debentures, the Company-obligated mandatorily redeemable preferred securities of subsidiary trust will be mandatorily redeemed.

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)

                                                                                                  Six Months Ended
                                                                                                       June 30
                                                                                                       -------
                                                                                                  2001         2000
                                                                                                --------      -------
Cash Provided From (Used By) Operating Activities
   Net earnings (loss)......................................................................    $  (79.7)     $  63.8
   Adjustments to reconcile net earnings (loss) to net cash used by operating activities....
     Depreciation and amortization..........................................................       191.1        192.6
     Extraordinary item -- gain on early retirement of debt.................................       (25.1)          --
     Restructuring charges..................................................................        31.9         68.7
     Adjustment of assets held for sale and other long-lived assets to fair value...........         0.7         10.0
     Postemployment benefits................................................................        (0.4)          --
     Decrease (increase) in accounts receivable.............................................        11.4        (81.4)
     Decrease (increase) in inventories.....................................................        34.7        (39.8)
     Increase (decrease) in accounts payable................................................        17.8        (90.7)
     Changes in other current liabilities and other current assets..........................         5.8          9.6
     Payments against restructuring and rationalization reserves............................       (37.5)       (27.1)
     Payments against asbestos liability....................................................      (170.7)      (159.5)
                                                                                                --------      -------
        Net Cash Used By Operating Activities...............................................       (20.0)       (53.8)
Cash Provided From (Used By) Investing Activities
   Expenditures for property, plant and equipment and other long-term assets................      (146.0)      (145.4)
   Proceeds from sale of property, plant and equipment......................................        19.0          2.2
   Proceeds from sales of businesses........................................................       160.2         14.1
                                                                                                --------      -------
        Net Cash Provided From (Used By) Investing Activities...............................        33.2       (129.1)
Cash Provided From (Used By) Financing Activities
   Proceeds from issuance of long-term debt.................................................       346.8        285.0
   Principal payments on long-term debt.....................................................      (135.5)      (107.0)
   Increase (decrease) in short-term debt...................................................       (25.3)         1.2
   Fees paid for debt agreements............................................................       (18.5)          --
   Repurchase of accounts receivable under securitization...................................      (129.6)        (1.5)
   Dividends................................................................................        (1.5)        (2.0)
   Other....................................................................................        (3.4)        (0.6)
                                                                                                --------      -------
        Net Cash Provided From Financing Activities.........................................        33.0        175.1
                                                                                                --------      -------
        Increase (Decrease) in Cash and Equivalents.........................................        46.2         (7.8)
        Cash and Equivalents at Beginning of Period.........................................       107.2         64.5
                                                                                                --------      -------
        Cash and Equivalents at End of Period...............................................    $  153.4      $  56.7
                                                                                                ========      =======

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2001

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain items in the prior year condensed consolidated financial statements have been reclassified to conform to the presentation used in 2001.

    On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. One significant change to the Company is that it may no longer use an undiscounted cash flow approach to determine fair value. The Company has not yet completed its analysis of the new pronouncements and has not yet determined if the new pronouncements will have a material effect on the financial statements.


2.  DERIVATIVE FINANCIAL INSTRUMENTS

    Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the statement of operations when the hedged item affects operations. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

Foreign Currency Risk

    Certain forecasted transactions and recorded transactions and assets and liabilities are exposed to foreign currency risk. The Company monitors its foreign currency exposures daily to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro, British pound, Japanese yen and Canadian dollar. Options used to hedge a portion of forecasted transactions, for up to twelve months in the future, are designated as cash flow hedging instruments. Options and forwards used to hedge certain booked transactions and assets and liabilities are not designated as hedging instruments under SFAS 133 as they are natural hedges. The effect of changes in the fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during the three and six months ended June 30, 2001.

Commodity Price Risk

    The Company is dependent upon the supply of certain raw materials in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company's commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts used to hedge raw materials, for up to eighteen months in the future, are designated as cash flow hedging instruments. These instruments are intended to offset the effect of changes in raw materials prices on forecasted purchases.

Other

    For options designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133, did not have a material effect on operations for the three and six months ended June 30, 2001. No fair value hedges or cash flow hedges were de-designated or discontinued for the three and six months ended June 30, 2001.

    For the three months ended June 30, 2001, Other expense, net included a $0.3 million net gain comprised of $1.6 million of net losses and $1.9 million of net gains on fair value of derivatives not designated as hedging instruments. For the six months ended June 30, 2001, Other expenses, net included a $0.2 million net gain comprised of $5.7 million of net losses and $5.9 million of net gains on fair value of derivatives not designated as hedging instruments.

    Derivative gains and losses included in OCI are reclassified into operations at the time forecasted transactions are recognized. During the three and six months ended June 30, 2001, $222,000 and $416,000 of derivative losses were reclassified to cost of goods sold, respectively . The Company also reduced OCI by $889,000 pre-tax during the six months ended June 30, 2001 for market fluctuations on its commodity hedges. The Company estimates that $889,000 of net derivative losses included in other comprehensive income will be reclassified into earnings within the next twelve months.


3.  RESTRUCTURING AND RATIONALIZATION

    During the first half of 2001, the Company recognized $31.9 million of restructuring charges related to severance and exit costs. Severance costs of $29.9 million included the planned consolidation of the European friction business and the January 2001 salaried employee reductions in North America and Europe. Total employee reductions are expected to be approximately 1,000 of which 700 have been terminated as of June 30, 2001. Exit costs of $2.0 million are primarily comprised of planned consolidation of the European friction business.

    The following table sets forth the restructuring and rationalization reserves for the six months ended June 30, 2001:

                                                             Restructuring    Rationalization   Total
                                                             -------------    ---------------  -------
Balance of reserves at December 31, 2000..................    $    89.9       $    18.0        $ 107.9
Restructuring charges.....................................         29.8              --           29.8
Effect of foreign exchange................................         (1.3)           (0.1)          (1.4)
Payments against restructuring reserves...................        (13.8)           (2.2)         (16.0)
                                                              ---------       ---------        -------
Balance of reserves at March 31, 2001.....................    $   104.6       $    15.7        $ 120.3
Restructuring charges.....................................          2.1              --            2.1
Effect of foreign exchange................................         (1.3)            0.1           (1.2)
Payments against restructuring reserves...................        (21.0)           (0.5)         (21.5)
                                                              ---------       ---------        -------
Balance of reserves at June 30, 2001......................    $    84.4       $    15.3        $  99.7
                                                              =========       =========        =======

    Of the $16.0 million of payments during the first quarter of 2001, approximately $2.0 million were exits costs and $14.0 million were severance costs. Of the $21.5 million of payments in the second quarter of 2001, approximately $1.7 million were exits costs and $19.8 million were severance costs.


4.  ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

T&N Asbestos Litigation

    In the United States, the Company's United Kingdom subsidiary, T&N Ltd., and two United States subsidiaries (the "T&N Companies") are among many defendants named in numerous court actions alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. Because of the slow onset of asbestos-related diseases, management anticipates that similar claims will be made in the future. It is not known how many claims may be made nor the expenditures which may ultimately arise therefrom. In addition, there are a number of factors that could impact the settlement costs into the future, including but not limited to: the insolvency of co-defendants; the elimination of indemnity sharing for future settlements and its impact on the T&N Companies to continue to resolve claims at historical or acceptable levels; the risk of adverse jury verdicts associated with a trial list strategy if acceptable settlement levels cannot be reached; the number of co-defendants remaining in associated cases; the inability of certain former Center for Claims Resolution ("CCR") members (now under bankruptcy protection) to fund their share of existing agreements; the possibility that federal legislation targeting asbestos litigation will be enacted in the near term; and the establishment of an acceptable administrative (non-litigation) claims resolution mechanism.

    In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $583 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.4 billion at June 30, 2001) represents the Company's estimate for claims currently pending and those which can be reasonably estimated to be asserted in a future period. The Company believes that these claims will be paid over approximately the next 12 years. In arriving at the revised liability for the T&N Companies, assumptions have been made regarding the total number of claims anticipated to be received in the future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

    The ultimate liability for all pending and future claims is highly uncertain due to the difficulty of forecasting the numerous variables that can affect the liability. The Company does not believe it can reasonably determine the ultimate liability as the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them. As additional experience is gained regarding claims or other new information becomes available regarding the potential liability, the Company will reassess its potential liability and revise the estimates as appropriate. Accordingly, it is reasonably possible that the ultimate losses from asbestos-related claims will be greater than amounts recorded.

    T&N Ltd. is a defendant in approximately 65,000 pending personal injury claims as of June 30, 2001. During the first six months of 2001, approximately 14,000 new claims naming T&N Ltd. were received. The two United States subsidiaries are defendants in approximately 120,000 pending personal injury claims as of June 30, 2001. During the first six months of 2001, approximately 44,000 new claims naming the two United States subsidiaries were received.

    A number of years ago, T&N Ltd. appointed the CCR as exclusive representative in relation to all asbestos-related personal injury claims made against the T&N Companies in the United States. The CCR has provided to its member companies a litigation defense, claims-handling and administration service in respect to United States asbestos-related disease claims. Pursuant to the CCR Producer Agreement, T&N Ltd. was entitled to appoint a representative as one of the five voting directors on the CCR's Board of Directors. Also pursuant to that agreement, members of the CCR contributed towards indemnity payments in each claim in which the member is named. Contributions to such indemnity payments were calculated on a case by case basis according to sharing agreements among the CCR's members. Effective January 18, 2000, the two United States subsidiaries appointed a law firm specializing in asbestos matters as their litigation defense, claims handling and administrative service provider. Indemnity and defense obligations incurred while members of the CCR are continuing to be honored. This change was intended to create greater economic and defense efficiencies for the two companies. The T&N Companies have entered into $225 million of surety to meet CCR collateral requirements for past obligations. The surety has a declining balance and is effective through February 24, 2004.

    The membership of the CCR has been decreasing for both voluntary and involuntary reasons. One instance involved the termination of a member by the CCR board. That former member had refused to provide required surety for agreed to settlements made while a member. The CCR has tried to recover the funds owed; however, the former member has since filed for bankruptcy and recovery is therefore uncertain. Another member has terminated its participation due to its determination that, as a trust, it lacked sufficient assets to commit to any new settlements. This member has also asserted that it is entitled to certain reimbursements which federal appeals courts have recently upheld. Additionally, a third member filed for bankruptcy in December 2000 and a fourth member filed for bankruptcy in June 2001. The amount of additional costs to the remaining
CCR members, net of the security provided or payment offsets, is uncertain. The Company however has provided for its best estimate of the impact of these events. The T&N Companies could experience an increase in liability if there are any future negative developments in these areas.

    Certain co-defendant companies (both members and non-members of the CCR) have recently filed for reorganization under Chapter 11 of the Federal Bankruptcy Code (eight in the last 18 months). As a consequence, litigation against them (with some exception) has been stayed or restricted. The growing list of absent co-defendant companies from the current litigation creates increased financial pressure on the remaining companies. There is a settlement demand expectation that the "missing" payments from the bankrupt companies will be covered by the remaining solvent companies. The T&N Companies are experiencing higher demands in certain situations. In addition, three significant members of the CCR have filed for reorganization under Chapter 11 in the past seven months. These members are no longer paying their share of certain settlements entered into while they were members. Certain plaintiffs are seeking to impose this shortfall as an obligation of the remaining members.

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

    Effective August 1, 2001, the CCR will phase out claims negotiation and legal administration services provided to members. The CCR will continue to administer and process group settlements negotiated prior to February 1, 2001. For new claims filed and settlements reached after February 1, 2001, members will have the option of bringing their claims in-house or using the services of a third-party claims processor. It is anticipated that T&N Ltd. will continue to use the CCR claims handling services through the end of the year. An alternative in-house case management program covering all aspects of the claim process has been initiated. It is anticipated that this active case management program will supersede, to the extent necessary, all existing claim and case management functions and will work in conjunction with regional and national defense counsel.

    In January 2001 the Company adopted a new strategy for dealing with its asbestos issue. The new strategy has two aspects. First, the Company has adopted a trial list strategy that does not generally provide for the entering into of large-scale claim inventory settlements, and it avoids wherever possible mass settlements and only pays individuals that are sick and where the Company or its subsidiaries' products was the cause of the illness. This restrictive strategy was adopted pursuant to an econometric study performed late in 2000 and the decision to exit the CCR as to its large-scale claims inventory settlement strategy. As a result, the T&N Companies are having more cases tried to verdict than had previously been experienced. This can result in significant verdicts if acceptable settlements cannot be reached beforehand. In February 2001, a jury in Beaumont, Texas returned a verdict against one of the T&N Companies in favor of 22 plaintiffs in the amount of $18.5 million. The co-defendant in the verdict, U.S. Gypsum, was found liable for an additional $16.6 million. U.S. Gypsum, a former CCR member, is now in Chapter 11. In addition, two jury verdicts, one in Missouri and one in California, for $11 million in aggregate have been rendered. Appeals, where appropriate, are underway. The second aspect of the Company's strategy is to pursue a legislative solution. The Company is working with a coalition group to advance federal legislation that will: establish medical criteria which will be used to differentiate the sick from the non-sick; establish criteria to limit the consolidation of cases; and establish venue requirements that provide that an individual's claim must be brought where they live or where they worked.

    In 1996, T&N Ltd. purchased for the T&N Companies a (pound)500 million layer of insurance which will be triggered should the aggregate costs of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed (pound)690 million. The Company believes that the aggregate cost of claims filed after June 30, 1996 will exceed the trigger point. The Company believes based on its review of the insurance policy and its advice from outside counsel, that it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of claims in excess of the trigger point of the insurance. Based on this assessment, the Company has recorded as of June 30, 2001 an insurance recoverable asset under the T&N policy of $551 million. The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk of the reinsurers not being able to meet their obligation to pay, once the claims filed after June 30, 1996 exceed the (pound)690 million trigger point. The Company does not expect to reach the trigger point of the insurance or begin to collect on this insurance recoverable for the next several years. The US claims' costs applied against this policy are converted at a fixed exchange rate of $1.69/(pound). As such, if the market exchange rate is less then $1.69/(pound), the Company will effectively have a discount from 100% recovery on claims made with the insurance companies. At June 30, 2001, the $551 million insurance recoverable asset is net of an exchange rate discount of approximately $97 million.

    The ultimate exposure of the T&N Companies with respect to claims will depend upon the extent to which the insurance described above will be available to cover such claims, the amount paid for indemnity and defense, changes in the legal environment and other factors.

Abex and Wagner Asbestos Litigation

    Former businesses of Cooper Automotive, primarily Abex and Wagner, are involved as defendants in numerous court actions in the United States alleging personal injury from exposure to asbestos or asbestos-containing products, mainly involving friction products. Abex is a defendant in approximately 41,000 pending claims as of June 30, 2001. During the first six months of 2001, approximately 33,000 new claims naming this defendant were received. Wagner is a defendant in approximately 29,000 claims as of June 30, 2001. During the first six months of 2001, approximately 26,000 new claims naming this defendant were received. In 1998, the Company acquired the capital stock of a former Cooper Automotive entity resulting in the assumption by a Company subsidiary of contractual liability, under certain circumstances, for all claims pending and to be filed in the future alleging exposure to certain Wagner automotive and industrial friction products and for all claims filed after August 29, 1998, alleging exposure to certain Abex (non-railroad and non-aircraft) friction products. In 2000, the Company decreased its estimate of probable asbestos-related liability by $127 million, which was accompanied by an approximately equivalent reduction in the insurance recoverable asset. The revised estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $236 million as of June 30, 2001) represents the Company's estimate for claims currently pending and those which can be reasonably estimated to be asserted in a future period. The Company believes that these claims will be paid over approximately the next 12 years. In arriving at the revised liability for Abex and Wagner, assumptions have been made regarding the number of claims anticipated to be received in the future period, the typical cost of settlement (which is sensitive to the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, and the timing of settlements.

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

    The ultimate liability for all pending and future claims is highly uncertain due to the difficulty of forecasting the numerous variables that can affect the liability. The Company does not believe it can reasonably determine the ultimate liability as the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, and the cost to resolve them. As additional experience is gained regarding claims or other new information becomes available regarding the potential liability, the Company will reassess its potential liability and revise the estimates as appropriate. Accordingly, it is reasonably possible that the ultimate losses from asbestos-related claims will be greater than amounts recorded.

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

    Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner's solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Company believes that based on its review of the insurance policies, the financial viability of the insurance carriers, and advice from outside legal counsel, it is probable that Wagner will receive payment for a portion of the cost of claims. Based on the probable conclusion of collection under the insurance policies, the Company has recorded a $180 million insurance recoverable asset related to the Abex and Wagner liability.

Federal-Mogul and Fel-Pro Asbestos Litigation

    The Company also is sued in its own name as one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. The Company's Fel-Pro subsidiary has also been named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. Fel-Pro is a defendant in approximately 32,000 pending claims as of June 30, 2001. During the first six months of 2001, approximately 2,800 new claims were filed. Over 31,000 of these claims have been transferred to a federal court where they reside subject to removal back into the tort system only if certain medical and product identification conditions are met. The Company is defending all such claims vigorously and believes that it and Fel-Pro have substantial defenses to liability and insurance coverage for defense and indemnity. While the outcome of litigation cannot be predicted with certainty, management believes that asbestos claims pending against the Company and Fel-Pro as of June 30, 2001, will not have a material effect on the Company's financial position.

Aggregate of Asbestos Liability and Insurance Recoverable Asset

    As of June 30, 2001, the Company has provided an aggregated liability for all of its subsidiaries and businesses with potential asbestos liability of approximately $1.6 billion for claims currently pending and those which can be reasonably expected to be asserted in a future period. The Company believes that these claims will be paid over approximately the next 12 years. Of this amount, the Company expects to incur asbestos payments of approximately $350 million over the next 12 months and has reflected this as a current liability. This estimate is based in part on recent and historical claims experience, medical information, the impact of changes in indemnity sharing within the CCR and the current legal environment. The Company cannot reasonably estimate a liability beyond the period encompassed in its estimates as the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them.

    The Company believes that it is probable that its subsidiaries with asbestos-related liabilities and related insurance policies, the T&N Companies, Abex, Wagner and Fel-Pro will collect the recorded aggregated insurance recoverable asset of $731 million.

Other Litigation

    The Company is involved in various other legal actions and claims, directly and through its subsidiaries. The Company has been named in a class action lawsuit captioned In Re Federal-Mogul Corp. Securities Litigation, alleging
                  -----------------------------------------------
violations by the Company of various federal securities laws. The Company believes that the claims contained in the suit are without merit and that it has meritorious defenses against the claims. The Company will vigorously defend itself against the suit, and does not believe the suit will have a material adverse effect on the Company's cash flows or financial position. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that the outcomes are not reasonably likely to have a material adverse effect on the Company's financial position, operating results, or cash flows.

Environmental Matters

    The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") or other similar federal or state environmental laws. These laws require responsible parties to pay for cleaning up contamination resulting from hazardous wastes which were discharged into the environment by them or by others to which they sent such wastes for disposition. In addition, the Company has been notified by the United States Environmental Protection Agency and various state agencies that it may be a potentially responsible party ("PRP") under such law for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. At most of the sites that are likely to be costliest to clean up, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company's exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company's share of the total waste has generally been small. The other companies which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly-owned companies, and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental reserve was approximately $58.7 million and $67.9 million at June 30, 2001 and December 31, 2000, respectively. The decrease is primarily due to remediation payments made during the first six months of 2001. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect to such matters.


5.  INVENTORIES

    Inventories consisted of the following (in millions of dollars):

                                                                            June 30   December 31
                                                                             2001       2000
                                                                            ------   ------------
     Finished products..................................................    $506.0      $  545.8
     Work-in-process....................................................     118.6         136.3
     Raw materials......................................................     140.1         155.8
                                                                            ------      --------
                                                                             764.7         837.9
     Reserve for inventory valuation....................................     (31.9)        (29.3)
                                                                            ------      --------
                                                                            $732.8      $  808.6
                                                                            ======      ========

6.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share (in millions, except per share data):

                                                                              Three Months Ended       Six Months Ended
                                                                                   June 30                 June 30
                                                                                   -------                 -------
                                                                                2001        2000         2001       2000
                                                                              --------     -----        ------      -----
Numerator:
     Net earnings (loss)....................................................  $  (17.5)    $49.9        $(79.7)     $63.8
     Extraordinary items-- gain on early retirement of debt, net of
       applicable tax expense...............................................     (16.3)       --         (16.3)        --
                                                                              --------     -----        ------      -----
     Earnings (loss) before extraordinary items.............................  $  (33.8)     49.9         (96.0)      63.8
     Series C preferred dividend requirement................................      (0.4)     (0.5)         (0.8)      (1.0)
                                                                              --------     -----        ------      -----
     Numerator for basic earnings (loss) per share - income available to
       common shareholders before extraordinary items                         $  (34.2)    $49.4        $(96.8)     $62.8
                                                                              ========     =====        ======      =====
     Effect of dilutive securities:
          Series C preferred dividend requirement...........................        --       0.5            --        1.0
          Minority interest - preferred securities of an affiliate..........        --       6.3            --         --
          Additional required ESOP contribution.............................        --      (0.5)           --       (1.0)
                                                                              --------     -----        ------      -----
     Numerator for diluted earnings (loss) per share - income available to
                common shareholders before extraordinary items..............  $  (34.2)    $55.7        $(96.8)     $62.8
                                                                              ========     =====        ======      =====
     Numerator for basic earnings (loss) per share-- income available to
                common shareholders after extraordinary items...............  $  (17.9)    $49.4        $(80.5)     $62.8
                                                                              ========     =====        ======      =====
     Numerator for diluted earnings (loss) per share-- income available to
                common shareholders after extraordinary items...............  $  (17.9)    $55.7        $(80.5)     $62.8
                                                                              ========     =====        ======      =====
Denominator:
     Denominator for basic earnings per share - weighted average shares.....      71.2      70.3          70.9       70.3
     Effect of dilutive securities:
          Nonvested stock...................................................        --       0.2            --        0.2
          Conversion of Series C preferred stock............................        --       1.3            --        1.4
          Conversion of Company-obligated mandatorily redeemable
            securities......................................................        --      11.2            --         --
          Contingently issuable shares of common stock......................        --       2.8            --        2.8
                                                                              --------     -----        ------      -----
     Dilutive potential common shares.......................................        --      15.5            --        4.4
                                                                              --------     -----        ------      -----
     Denominator for dilutive earnings per share - adjusted weighted average
          shares and assumed conversions....................................      71.2      85.8          70.9       74.7
                                                                              ========     =====        ======      =====
Basic earnings (loss) per share before extraordinary items..................  $   (.48)    $ .70        $(1.37)     $ .89
                                                                              ========     =====        ======      =====
Basic earnings (loss) per share after extraordinary items...................  $   (.25)    $ .70        $(1.14)     $ .89
                                                                              ========     =====        ======      =====
Diluted earnings (loss) per share before extraordinary items................  $   (.48)    $ .65        $(1.37)     $ .84
                                                                              ========     =====        ======      =====
Diluted earnings (loss) per share after extraordinary items.................  $   (.25)    $ .65        $(1.14)     $ .84
                                                                              ========     =====        ======      =====

7.   DEBT

     During the second quarter of 2001, the Company completed a series of debt to equity exchanges of its public bonds. As a result of these exchanges, the Company issued 3.3 million shares in aggregate of its common stock to the holders of: $10.0 million face value of its 2004 Notes; $1.8 million face value of its 2007 Notes; $20.2 million face value of its 2009 Notes; and $1.0 million face value of its 2010 Notes. These exchanges resulted in a gain of $25.1 million ($16.3 million net of income tax expense).

     Through July 2001, the Company completed several additional exchanges resulting in the issuance of 3.6 million shares in aggregate of its common stock to the holders of: $7.0 million face value of its 2006 Notes; $19.8 million face value of its 2007 Notes; $7.7 million face value of its 2009 Notes; and $1.0 million face value of its 2010 Notes. The exchanges resulted in a gain of $29.5 million ($19.1 million net of income tax expense).

     In June 2001, the Company entered into a new $300 million accounts receivable securitization agreement replacing its existing $420 million agreement. The facility's maturity date is November 2001.


8.    DIVESTITURES

     In April 2001, the Company completed the divestiture of its torque converter business ("TCI") to Competition Cams, Inc. TCI remanufactures torque converters for high-performance automotive aftermarket applications. TCI became a part of Federal-Mogul when the Company purchased Fel-Pro in 1998. TCI had net sales of approximately $12 million in 2000. The business has approximately 90 employees in Ashland, Mississippi, and a small engineering office in Brighton, Michigan.

     In May 2001, the Company completed the divestiture of its Champion aviation ignition products division ("Aviation") to TransDigm Inc. Aviation provides products for all major commercial, military and general aircraft applications. Aviation became part of Federal-Mogul when the Company purchased the Cooper Automotive division of Cooper Industries in 1998. Aviation had net sales of approximately $70 million in 2000. The business has approximately 385 employees in Liberty, South Carolina.

     The Company recognized an aggregate pre-tax gain of $36.9 million for these divestitures. These gains were offset by income tax expense of $39.3 million, as the tax basis of the goodwill was significantly less than the related book basis of these businesses.

     In July 2001 the Company announced an agreement to sell its industrial heavy wall bearing operation in McConnelsville, Ohio, ("McConnelsville") to Miba-Bearings - US, LLC, a subsidiary of Miba AG, a major Austrian industrial bearing manufacturer. McConnelsville became part of Federal-Mogul when the Company purchased T&N, plc. in 1998. The sale is subject to regulatory review and certain other conditions, and is expected to be completed in the third quarter of 2001. McConnelsville had net sales of $37.5 million in 2000 and 280 employees.

 9.  COMPREHENSIVE LOSS

     Other comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on investments. Total comprehensive loss is summarized as follows (in millions of dollars):

                                                               Three Months               Six Months
                                                               Ended June 30             Ended June 30
                                                               -------------             -------------
                                                             2001         2000          2001         2000
                                                            ---------   --------      ---------  ---------
        Net earnings (loss)..............................   $   (17.5)  $   49.9      $   (79.7) $    63.8
         Other Comprehensive Income (Loss)
            Foreign currency translation adjustments.....       (66.1)     (99.6)        (188.2)    (153.1)
            Derivatives and other, net of tax............         2.8       (0.1)           1.8       (0.4)
                                                            ---------   --------      ---------  ---------
        Total comprehensive loss.........................   $   (80.8)  $  (49.8)     $  (266.1) $   (89.7)
                                                            =========   ========      =========  =========


10.  OPERATIONS BY INDUSTRY SEGMENT

     The Company is a global manufacturer with two reportable segments:
Americas/Asia Pacific, which includes the operations of North and South America, Asia and Australia; and Europe/Africa, which includes the operations of Europe and Africa. Divested Activities include the historical operating results and assets of certain divested operations in South Africa, Italy, the UK, the US and India. Each segment manufactures and distributes products in the following product groups: powertrain systems; sealing systems, visibility and system protection products; and brake, chassis, ignition and fuel products. The Company has aggregated individual product segments within its two reportable segments. The accounting policies of the segments are the same as that of the Company.

     The Company evaluates segment performance based on several factors, including both Operational EBIT and Economic Value Added ("EVA"). Operational EBIT is defined as earnings before interest, income taxes, extraordinary items and certain nonrecurring items such as restructuring and impairment charges. Operational EBIT for each segment is shown below, as it is most consistent with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements.

     In April 2001, the Company announced that it would be implementing a new management structure that is focused on its global product lines. The Company is currently implementing this new structure and expects to update its segments accordingly when the implementation is completed is complete in the third or fourth quarter of 2001.


                                 Net Sales         Operational EBIT           Net Sales           Operational EBIT
                                 ---------         ----------------           ---------           ----------------
                               Three Months          Three Months            Six Months               Six Months
                               Ended June 30         Ended June 30          Ended June 30           Ended June 30
                               -------------         -------------          -------------           -------------
                              2001      2000         2001     2000         2001       2000          2001     2000
                            ---------- ---------   --------- ---------   ---------- ----------   --------  --------
Americas/Asia Pacific...... $    939.0  $1,058.7      $ 48.8    $128.3     $1,853.5   $2,138.2     $ 74.5    $268.4
Europe/Africa..............      473.5     506.4        16.0      42.0        987.7    1,042.7       34.4      92.0
Divested Activities........       12.9      28.1         1.6       4.4         34.9       56.0        6.5       7.5
                            ----------  --------   --------- ---------   ---------- ----------   -------- ---------
Total                       $  1,425.4  $1,593.2      $ 66.4    $174.7     $2,876.1   $3,236.9     $115.4    $367.9
                            ==========  ========   ========= =========   ========== ==========   ======== =========

                                                              Three Months             Six Months
                                                              Ended June 30          Ended June 30
                                                              -------------          -------------
                                                             2001       2000        2001       2000
                                                            ------     ------     ----------  --------
Reconciliation:
     Total segments Operational EBIT....................    $ 66.4     $174.7        $ 115.4   $ 367.9
     Net interest and other financing costs.............     (91.4)     (80.5)        (184.2)   (160.5)
     Restructuring, impairment and other special
       charges..........................................      (2.2)        --          (32.6)    (78.7)
     Gain on sales of businesses........................      37.2         --           37.2        --
                                                            ------     ------     ----------  --------
        Earnings (loss)  before income taxes and
                    extraordinary items.................    $ 10.0     $ 94.2        $ (64.2)  $ 128.7
                                                            ======     ======     ==========  ========

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

    The Company issued notes in 1999 and 1998, which are guaranteed by the Guarantor Subsidiaries. The Guarantor Subsidiaries also guarantee the Company's previously existing publicly registered Medium-term notes and Senior notes.

    T&N Industries, Inc. and Federal-Mogul Powertrain, Inc. are wholly owned subsidiaries of the Company and were acquired with the acquisition of T&N, plc. These subsidiaries became guarantors as a result of the Company's Fourth Amended and Restated Senior Credit Agreement dated December 29, 2000. The 1999 and 1998 statements have been restated to include the entities since their acquisition date within the Guarantor Subsidiaries.

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

    In May 2001, the Company divested of Federal-Mogul Aviation, Inc. (see note 8 of the Consolidated Condensed Financial Statements, "Divestitures"). The results of operation of Aviation have been included through the divestiture date.

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended June 30, 2001
(Millions of Dollars)

                                                               (Unconsolidated)
                                                       ----------------------------------
                                                                                 Non-
                                                                  Guarantor     Guarantor
                                                        Parent   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                       -------  ------------- -------------  -------------  ------------
Net sales............................................    $335.0       $ 490.5        $ 814.1       $(214.2)      $1,425.4
Cost of products sold................................     268.7         386.4          683.3        (214.2)       1,124.2
                                                       --------      --------       --------       -------      ---------
     Gross margin....................................      66.3         104.1          130.8            --          301.2
Selling, general and administrative expenses.........      65.2          57.1           83.5            --          205.8
Amortization of goodwill and other intangible
     assets..........................................       5.0          11.7           13.1            --           29.8
Restructuring charges................................        --            --            2.1            --            2.1
Adjustment of assets held for sale and other
     long-lived assets to fair value.................        --            --            0.1            --            0.1
Interest expense, net................................      78.8           0.1            2.3            --           81.2
International currency exchange losses...............       1.3           0.2            0.9            --            2.4
Other income, net....................................     (13.0)        (14.0)          (3.2)           --          (30.2)
                                                       --------      --------       --------       -------      ---------
     Earnings (loss) before income taxes,
       extraordinary items and equity in earnings
       of subsidiaries...............................     (71.0)         49.0           32.0            --           10.0
Income tax expense (benefit).........................     (13.8)         45.8           11.8            --           43.8
                                                       --------      --------       --------       -------      ---------
     Earnings (loss) before extraordinary items
       and equity in earnings of subsidiaries........     (57.2)          3.2           20.2            --          (33.8)
Extraordinary Items -- gain on early retirement
    of debt, net of applicable income tax expense
                                                       --------      --------       --------       -------      ---------
     Earnings (loss) before equity in
        earnings of subsidiaries.....................     (40.9)          3.2           20.2            --          (17.5)
Equity in earnings of subsidiaries...................      23.4          46.7             --         (70.1)            --
                                                       --------      --------       --------       -------      ---------
Net Earnings (Loss)..................................    $(17.5)      $  49.9        $  20.2       $ (70.1)      $  (17.5)
                                                       ========      ========       ========       =======      =========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Six Months Ended June 30, 2001
(Millions of Dollars)


                                                                  (Unconsolidated)
                                                       ---------------------------------------
                                                                                    Non-
                                                                    Guarantor     Guarantor
                                                          Parent   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                        --------- ------------- -------------- ------------- -------------
Net sales............................................      $669.0       $ 975.1      $ 1,522.5       $(290.5)      $2,876.1
Cost of products sold................................       542.0         782.5        1,235.6        (290.5)       2,269.6
                                                         --------      --------     ----------     ---------      ---------
     Gross margin....................................       127.0         192.6          286.9            --          606.5
Selling, general and administrative expenses.........       140.8         114.5          180.1            --          435.4
Amortization of goodwill and other intangible
     assets..........................................        10.2          23.5           26.5            --           60.2
Restructuring charges................................        12.2            --           19.7            --           31.9
Adjustment of assets held for sale and other
     Long-lived assets to fair value.................         0.6            --            0.1            --            0.7
Interest expense, net................................       159.2           0.3            4.3            --          163.8
International currency exchange losses...............         1.5           0.2            1.4            --            3.1
Other expense (income), net..........................        75.7         (20.2)         (79.9)           --          (24.4)
                                                         --------      --------     ----------     ---------      ---------
     Earnings (loss) before income taxes,
       extraordinary items and equity in earnings
         of subsidiaries.............................      (273.2)         74.3          134.7            --          (64.2)
Income tax expense (benefit).........................       (46.2)         49.8           28.2            --           31.8
                                                         --------      --------     ----------     ---------      ---------
     Earnings (loss) before extraordinary
items                                                      (227.0)         24.5          106.5            --          (96.0)
           and equity in earnings of subsidiaries
Extraordinary Items -- gain on early retirement
    of debt, net of applicable income tax expense....       (16.3)           --             --            --          (16.3)
                                                         --------      --------     ----------     ---------      ---------
     Earnings (loss) before equity in
        earnings of subsidiaries.....................      (210.7)         24.5          106.5            --          (79.7)
Equity in earnings of subsidiaries...................       131.0          78.9             --        (209.9)            --
                                                         --------      --------     ----------     ---------      ---------
Net Earnings (Loss)..................................      $(79.7)      $ 103.4      $   106.5       $(209.9)      $  (79.7)
                                                         ========      ========      =========     =========      =========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended June 30, 2000
(Millions of Dollars)

                                                               (Unconsolidated)
                                                    --------------------------------------
                                                                                   Non-
                                                                 Guarantor      Guarantor
                                                     Parent     Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                    --------    ------------   ------------  ------------  ------------
Net sales........................................   $ 390.9       $ 551.1        $ 840.4       $ (189.2)    $ 1,593.2
Cost of products sold............................     292.5         411.1          668.4         (189.2)      1,182.8
                                                    -------       -------        -------       --------     ---------
     Gross margin................................      98.4         140.0          172.0             --         410.4
Selling, general and administrative expenses.....      58.2          59.1           90.6             --         207.9
Amortization of goodwill and other intangible
  assets.........................................       5.1          10.7           15.5             --          31.3
Interest expense, net............................      68.1           0.2            2.1             --          70.4
International currency exchange (gains) losses...       0.3          (0.2)          (2.7)            --          (2.6)
Other expense (income), net......................      50.1         (10.4)         (30.5)            --           9.2
                                                    -------       -------        -------       --------     ---------
     Earnings (loss) before income taxes and
        equity in earnings of subsidiaries.......     (83.4)         80.6           97.0             --          94.2
Income tax expense (benefit).....................     (39.2)         37.9           45.6             --          44.3
                                                    -------       -------        -------       --------     ---------
     Earnings (loss) before equity in earnings
        of subsidiaries..........................     (44.2)         42.7           51.4             --          49.9
Equity in earnings of subsidiaries...............      94.1          85.1             --         (179.2)           --
                                                    -------       -------        -------       --------     ---------
Net Earnings.....................................   $  49.9       $ 127.8        $  51.4       $ (179.2)    $    49.9
                                                    =======       =======        =======       ========     =========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Six Months Ended June 30, 2000
(Millions of Dollars)

                                                               (Unconsolidated)
                                                    --------------------------------------
                                                                                   Non-
                                                                 Guarantor      Guarantor
                                                     Parent     Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                    --------    ------------   ------------  ------------  ------------
Net sales........................................   $ 784.3      $ 1,117.3      $ 1,724.8      $ (389.5)     $ 3,236.9
Cost of products sold............................     592.4          825.2        1,365.1        (389.5)       2,393.2
                                                    -------      ---------      ---------      --------      ---------
     Gross margin................................     191.9          292.1          359.7            --          843.7
Selling, general and administrative expenses.....     115.1          118.4          185.4            --          418.9
Amortization of goodwill and other intangible
  assets.........................................      10.2           20.3           32.0            --           62.5
Restructuring charges............................       2.8            5.4           60.5            --           68.7
Adjustment of assets held for sale and other
  long-lived assets to fair value................        --            4.6            5.4            --           10.0
Interest expense, net............................     134.0            0.4            5.7            --          140.1
International currency exchange (gains) losses...       0.5            0.7           (3.2)           --           (2.0)
Other expense (income), net......................      81.5          (30.6)         (34.1)           --           16.8
                                                    -------      ---------      ---------      --------      ---------
     Earnings (loss) before income taxes and
       equity in earnings of subsidiaries........    (152.2)         172.9          108.0            --          128.7
Income tax expense (benefit).....................     (80.3)          93.0           52.2            --           64.9
                                                    -------      ---------      ---------      --------      ---------
     Earnings (loss) before equity in earnings
       of subsidiaries...........................     (71.9)          79.9           55.8            --           63.8
Equity in earnings of subsidiaries...............     135.7          145.2             --        (280.9)            --
                                                    -------      ---------      ---------      --------      ---------
Net Earnings.....................................   $  63.8      $   225.1      $    55.8      $ (280.9)     $    63.8
                                                    =======      =========      =========      ========      =========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
June 30, 2001
(Millions of Dollars)

                                                                 (Unconsolidated)
                                                       --------------------------------------
                                                                                      Non-
                                                                    Guarantor       Guarantor
                                                         Parent    Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                       ---------  --------------  --------------  --------------  ------------
                        ASSETS
Cash and equivalents...............................    $    54.0    $      3.1      $    96.3      $       --     $    153.4
Accounts receivable................................         55.4           9.5          451.6              --          516.5
Investment in accounts receivable securitization...           --            --          310.8              --          310.8
Inventories........................................        117.4         282.5          332.9              --          732.8
Deferred taxes.....................................        149.9            --           27.0              --          176.9
Prepaid expenses and income tax benefits...........         56.3          51.8           85.3              --          193.4
                                                       ---------    ----------      ---------      ----------     ----------
     Total Current Assets..........................        433.0         346.9        1,303.9              --        2,083.8
Property, plant and equipment......................        267.3         856.0        1,160.2              --        2,283.5
Goodwill...........................................        573.4       1,191.0        1,338.3              --        3,102.7
Other intangible assets............................         37.9         373.6          276.1              --          687.6
Investment in subsidiaries.........................      6,370.1       3,124.9             --        (9,495.0)            --
Intercompany accounts, net.........................     (1,742.2)      1,759.9          (17.7)             --             --
Asbestos-related insurance recoverable.............           --         186.7          544.3              --          731.0
Other noncurrent assets............................        449.2          71.0          741.1              --        1,261.3
                                                       ---------    ----------      ---------      ----------     ----------
     Total Assets..................................    $ 6,388.7    $  7,910.0      $ 5,346.2      $ (9,495.0)    $ 10,149.9
                                                       =========    ==========      =========      ==========     ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt, including current portion of
   long-term debt..................................    $    95.9    $      1.7      $    23.4      $       --     $    121.0
Accounts payable...................................         96.1         131.8          204.5              --          432.4
Accrued compensation...............................         56.4          29.5          109.6              --          195.5
Restructuring and rationalization reserves.........         17.2          19.6           62.9              --           99.7
Current portion of asbestos liability..............           --            --          350.0              --          350.0
Interest payable...................................         90.0           0.2            1.4              --           91.6
Other accrued liabilities..........................         50.7         134.3          178.0              --          363.0
                                                       ---------    ----------      ---------      ----------     ----------
     Total Current Liabilities.....................        406.3         317.1          929.8              --        1,653.2
Long-term debt.....................................      3,722.2           6.2            8.9              --        3,737.3
Long-term portion of asbestos liability............           --         549.6          723.9              --        1,273.5
Postemployment benefits............................        471.3           0.4          151.1              --          622.8
Other accrued liabilities..........................        455.5           0.7          489.7              --          945.9
Minority interest in consolidated subsidiaries.....         46.8           8.6            0.2              --           55.6
Company-obligated mandatorily redeemable
   preferred securities of subsidiary holding
   solely convertible subordinated debentures
   of the Company..................................           --            --          575.0              --          575.0
Shareholders' Equity...............................      1,286.6       7,027.4        2,467.6        (9,495.0)       1,286.6
                                                       ---------     ---------      ---------      ----------     ----------
     Total Liabilities and Shareholders' Equity....    $ 6,388.7     $ 7,910.0      $ 5,346.2      $ (9,495.0)    $ 10,149.9
                                                       =========     =========      =========      ==========     ==========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
December 31, 2000
(Millions of Dollars)


                                                                 (Unconsolidated)
                                                       --------------------------------------
                                                                                      Non-
                                                                    Guarantor       Guarantor
                                                        Parent     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                      ----------  --------------  --------------  --------------  ------------
                        ASSETS
Cash and equivalents...............................   $   148.3     $    10.9     $    (52.0)     $       --      $      107.2
Accounts receivable................................        22.4            --          490.4              --             512.8
Investment in accounts receivable securitization...          --            --          229.1              --             229.1
Inventories........................................       137.9         299.2          371.5              --             808.6
Deferred taxes.....................................       148.2            --           87.3              --             235.5
Prepaid expenses and income tax benefits...........        49.4          53.0           92.7              --             195.1
                                                      ---------     ---------     ----------      ----------      ------------
     Total Current Assets..........................       506.2         363.1        1,219.0              --           2,088.3
Property, plant and equipment......................       270.4         887.2        1,231.2              --           2,388.8
Goodwill...........................................       584.5       1,256.7        1,461.9              --           3,303.1
Other intangible assets............................        39.8         406.2          300.4              --             746.4
Investment in subsidiaries.........................     6,186.0       2,871.6             --        (9,057.6)               --
Intercompany accounts, net.........................    (1,591.5)      1,787.5         (196.0)             --                --
Asbestos-related insurance recoverable.............          --         194.4          576.7              --             771.1
Other noncurrent assets............................       460.5          88.6          606.6              --           1,155.7
                                                      ---------     ---------     ----------      ----------      ------------
     Total Assets..................................   $ 6,455.9     $ 7,855.3     $  5,199.8      $ (9,057.6)     $   10,453.4
                                                      =========     =========     ==========      ==========      ============
         LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt, including current portion of
   long-term debt..................................   $   124.4     $     3.0     $     20.4      $       --      $      147.8
Accounts payable...................................        78.0         145.0          208.9              --             431.9
Accrued compensation...............................        31.8          27.6           98.4              --             157.8
Restructuring and rationalization reserves.........        12.6          27.1           68.2              --             107.9
Current portion of asbestos liability..............          --            --          350.0              --             350.0
Interest payable...................................        92.9           0.3            1.2              --              94.4
Other accrued liabilities..........................        31.7         141.9          237.3              --             410.9
                                                      ---------     ---------     ----------      ----------      ------------
     Total Current Liabilities.....................       371.4         344.9          984.4              --           1,700.7
Long-term debt.....................................     3,534.0           7.6           18.1              --           3,559.7
Long-term portion of asbestos liability............          --         606.4          855.5              --           1,461.9
Postemployment benefits............................       470.1            --          167.5              --             637.6
Other accrued liabilities..........................       474.9            --          435.9              --             910.8
Minority interest in consolidated subsidiaries.....        55.3           2.2             --              --              57.5
Company-obligated mandatorily redeemable
   preferred securities of subsidiary holding
   solely convertible subordinated debentures
   of the Company..................................          --            --          575.0              --             575.0
Shareholders' Equity...............................     1,550.2       6,894.2        2,163.4        (9,057.6)          1,550.2
                                                      ---------     ---------     ----------      ----------      ------------
     Total Liabilities and Shareholders' Equity....   $ 6,455.9     $ 7,855.3     $  5,199.8      $ (9,057.6)     $   10,453.4
                                                      =========     =========     ==========      ==========      ============

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2001
(Millions of Dollars)

                                                                     (Unconsolidated)
                                                            ----------------------------------
                                                                      Guarantor     Non-Guarantor
                                                           Parent    Subsidiaries   Subsidiaries     Eliminations  Consolidated
                                                           ------    ------------   ------------     ------------  ------------
Net Cash Provided From (Used By)
   Operating Activities.................................    $ (53.0)      $   5.7           $  27.3     $  --        $  (20.0)

Cash Provided From (Used By) Investing
    Activities:
Expenditures for property, plant and
   equipment and other long-term assets.................      (23.3)        (53.5)            (69.2)       --          (146.0)
Proceeds from sale of property, plant and
      equipment.........................................         --           9.4               9.6        --            19.0
   Proceeds from sales of businesses....................        5.2         155.0               --         --           160.2
                                                            --------      --------          --------    -------      ---------
        Net Cash Provided From (Used By)
               Investing Activities.....................      (18.1)        110.9             (59.6)       --            33.2

Cash Provided From (Used By) Financing
    Activities:
Proceeds from issuance of long-term debt................      346.8          --                 --         --           346.8
Principal payments on long-term debt....................     (125.6)         (1.9)             (8.0)       --          (135.5)
Increase (decrease) in short-term debt..................      (28.5)         (1.3)              4.5        --           (25.3)
Fees paid for debt issuance and other securities........      (18.5)         --                 --         --           (18.5)
Change in intercompany accounts.........................      (62.9)       (121.2)            184.1        --             --
Sale of accounts receivable under securitization........     (129.6)         --                 --         --          (129.6)
Dividends...............................................       (1.5)         --                 --         --            (1.5)
Other...................................................       (3.4)         --                 --         --            (3.4)
                                                             -------      --------          --------    -------      ---------
     Net Cash Provided From (Used By)
        Financing Activities............................    $ (23.2)       (124.4)            180.6        --            33.0
                                                            --------      --------          --------    -------     ----------

     Net Increase (Decrease) in Cash
             and Equivalents............................    $ (94.3)      $  (7.8)          $ 148.3     $  --       $    46.2
                                                            ========      ========          ========    =======     ==========

Federal-Mogul Corporation
Notes to Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2000
(Millions of Dollars)


                                                                (Unconsolidated)
                                                      -----------------------------------
                                                                Guarantor     Non-Guarantor
                                                     Parent    Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                                     ------    ------------   ------------    ------------  ------------
Net Cash Provided From (Used By)
   Operating Activities............................  $ (136.1)     $ 175.2          $  (92.9)       $  --       $ (53.8)

Expenditures for property, plant and equipment
        and other long-term assets.................      (2.6)       (56.7)            (86.1)           --       (145.4)
Proceeds from sale of property, plant and
        equipment..................................       --           --                2.2            --          2.2
Proceeds from sales of businesses..................       --           --               14.1                       14.1
                                                     --------       ------         ---------        -------      -------
     Net Cash Used By Investing Activities.........      (2.6)       (56.7)            (69.8)           --       (129.1)

Cash Provided From (Used By) Financing
    Activities:
Proceeds from issuance of long-term debt...........     285.0          --                --             --        285.0
Principal payments on long-term debt...............    (100.3)        (2.5)             (4.2)           --       (107.0)
Increase (decrease) in short-term debt.............      (5.2)        (6.3)             12.7            --          1.2
Change in intercompany accounts....................     (48.9)       (76.7)            125.6            --          --
Sale of accounts receivable under securitization         (1.5)         --                --             --         (1.5)
Dividends..........................................      (2.0)         --                --             --         (2.0)
Other..............................................      (2.5)         --                1.9                       (0.6)
                                                     --------       ------         ---------        -------
     Net Cash Provided From (Used By)
        Financing Activities.......................     124.6        (85.5)            136.0                      175.1
                                                     --------       ------         ---------        --------     ------

     Net Increase (Decrease) in Cash and
           Equivalents.............................  $  (14.1)     $  33.0            $(26.7)       $  --        $ (7.8)
                                                     ========      =======            ======        ========     ======

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

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


RECENT EVENTS:

    Several developments affected the Company in the first half of 2001: continued softening of North American OE and heavy-duty production volumes; continued softening of the North American and European aftermarkets; the divestiture of several non-core businesses; a series of debt to equity exchanges and changes in the asbestos-related litigation environment.

    First, the Company has experienced the effect of significant softening in North American OE production through the first half of the year. Although, there has been some improvement in the production estimates for the second half of 2001, the Company's estimates are virtually flat. Management attributes this to the fact that the Company has a high percentage of sales to the "Big Three" and their production is impacted by transplants that continue to increase their position domestically. The North American aftermarket has declined year over year, however the softness has been partially offset by a strong spring season for wiper, chassis and fuel products. The European aftermarket has declined year over year, particularly in Western Europe, and the Company expects this to continue throughout the year. Diesel automotive sales were strong in the UK and France and are showing signs of strengthening.

    Second, as the Company began implementing its investment strategy initiative and focusing on its core competencies it has sought opportunities to divest non-core businesses. In the second quarter of 2001, the Company completed the divestiture of two non-core businesses (see Note 7 of the Consolidated Condensed Financial Statements, "Divestitures"). In April 2001, the Company completed the divestiture of its torque converter business and in May 2001, the Company completed the divestiture of its Champion(R) aviation ignition products. Through July 2001, the Company announced it had signed an agreement to sell its McConnelsville heavy-wall bearings business. The Company expects that the continued implementation of its investment strategy initiative may result in future divestitures in the second half of 2001.

    Third, the Company completed a series of debt exchanges (see Liquidity and Capital Resources), whereby the Company converted $33.0 million of its public debt to 3.3 million shares of the Company's common stock. These exchanges resulted in an aggregate gain of $25.1 million ($16.3 million net of income tax expense). In July 2001, the Company completed several additional exchanges converting $35.5 million of its public debt to 3.6 million shares of its common stock, resulting in a gain of $29.5 million ($19.1 million net of income tax expense). The Company will continue to explore these opportunities as they present themselves.

    Fourth, significant changes have occurred in the asbestos environment (see
Note 4 of the Consolidated Condensed Financial Statements, "Asbestos Liability and Legal Proceedings"). In January 2001, the Company adopted a new strategy for dealing with its asbestos issue. The new strategy has two features. First, the Company has adopted a trial list strategy, avoiding wherever possible mass settlements and only paying individuals that are sick and where the Company or its subsidiaries' products was the cause of the illness. The second aspect of the Company's strategy is to pursue a legislative solution. The Company is working with a coalition group to advance federal legislation that will: establish medical criteria which will be used to differentiate the sick from the non-sick; establish criteria to limit the consolidation of cases; and establish venue requirements that provide that an individual's claim must be brought where they live or where they worked. In the first six months of 2001, three additional companies, WR Grace, GI Holdings (formerly GAF) and USG Corp, which are major defendants in many asbestos-related cases in which some of the Company's US and UK subsidiaries are also named, filed for Chapter 11 bankruptcy protection. The Company continues to believe a legislative solution would provide the best outcome to all parties involved in the asbestos litigation. Without a satisfactory legislative solution to the asbestos litigation in the near term, the Company will need to consider alternative ways to manage the asbestos issue. Adverse developments in the asbestos litigation environment could have a material adverse effect on the Company's liquidity.


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

RESULTS OF OPERATIONS

    The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Net Sales

    Consolidated net sales by segment for the three months ended June 30, 2001 and 2000 were (in millions of dollars):
                                         2001      2000       Decrease
                                       --------  --------     --------
Americas/Asia Pacific................  $  939.0  $1,058.7     $(119.7)
Europe/Africa........................     473.5     506.4       (32.9)
Divested Activities..................      12.9      28.1       (15.2)
                                       --------  --------     --------
Total                                  $1,425.4  $1,593.2     $(167.8)
                                       ========  ========     ========

    Net sales for the second quarter of 2001 were $1,425.4 million compared to $1,593.2 million in the same quarter of 2000. Although not as significant as the first quarter, sales decreased primarily due to weak North American light vehicle production schedules, further softening of North American heavy-duty markets, continued deterioration of the North American and European aftermarket and year over year weakening of the Euro and British pound. These decreases were slightly offset by an increase in OE volumes in Europe.

Gross Margin

    Gross Margin was 21.1% for the second quarter of 2001 compared to 25.8% for the same quarter in 2000. The decrease was attributed to lower sales volumes and year over year weakening of the Euro and British pound, both as mentioned above, changes in OE/aftermarket mix, as well as increasing medical benefit costs and increased natural gas costs. Gross margin has also been impacted by the fact that the Company has not been able to reduce fixed costs commensurate with the decrease in sales and has not been realizing net productivity improvements necessary to stay even with inflation.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses as a percent of net sales increased to 14.4% for the second quarter of 2001 compared to 13.0% for the same quarter of 2000. This increase was primarily attributed to lower sales volumes, as mentioned above and increased medical benefit costs, certain employee incentive programs and lower actuarial returns on the Company's pension plan assets.

Interest Expense

    Interest expense was $82.2 million in the second quarter of 2001 compared to $71.4 million for the same quarter of 2000. This increase was attributed to additional borrowings on the Company's Credit Facilities.

Income Tax Expense

    The effective tax rate was 438.0% for the second quarter of 2001 compared to 47.0% for the same quarter of 2000. The effective tax rates differ from statutory rates primarily due to non-deductible goodwill. Furthermore, the second quarter 2001 rate is affected by $39.3 million of tax expense recognized on the sales of Aviation and TCI, where the Company's tax basis of the goodwill was significantly lower than its book basis. Tax expense (benefit) differs from current income taxes payable due to timing differences, including asbestos. The Company expects that future income tax expense will continue to differ from income taxes payable primarily due to temporary differences.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

RESULTS OF OPERATIONS

Net Sales

    Consolidated net sales by segment for the six months ended June 30, 2001 and 2000 were (in millions of dollars:

                                         2001      2000       Decrease
                                       --------  --------     --------
Americas/Asia Pacific................  $1,853.5  $2,138.2     $(284.7)
Europe/Africa........................     987.7   1,042.7       (55.0)
Divested Activities..................      34.9      56.0       (21.1)
                                       --------  --------     --------
Total                                  $2,876.1  $3,236.9     $(360.8)
                                       ========  ========     ========

    Net sales for the first six months of 2001 were $2,876.1 million compared to $3,236.9 million in the same period of 2000. Sales decreased primarily due to weak North American light vehicle production schedules, further softening of North American heavy-duty markets, continued deterioration of the North American and European aftermarket and year over year weakening of the Euro and British pound. These decreases were slightly offset by an increase in OE volumes in Europe.

Gross Margin

    Gross Margin was 21.1% for the first six months of 2001 compared to 26.1% for the same period in 2000. The decrease is attributed to lower sales volumes and year over year weakening of the Euro and British pound, both as mentioned above, changes in OE/aftermarket mix, as well as increasing medical benefit costs and increased natural gas costs. Gross margin has also been impacted by the fact that the Company has not been able to reduce fixed costs commensurate with the decrease in sales and has not been realizing net productivity improvements necessary to stay even with inflation.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses as a percent of net sales increased to 15.1% for the first six months of 2001 compared to 12.9% for the same period of 2000. This increase is attributed primarily to increased medical benefit costs, certain employee incentive programs, lower actuarial returns on the Company's pension plan assets and professional fees associated with its amended bank facility and with the implementation of the investment strategy initiative.

Restructuring

    In 2000, the Company began to implement a global restructuring plan. The primary purposes of this plan are to improve the Company's cost structure and reduce non-productive assets. The significant components of the 2000 plan are as follows:

    Consolidation of European Operations: The Company has developed plans to take advantage of opportunities to achieve synergies in and consolidate activities of its European operations. As part of these plans, four manufacturing facilities will be closed or consolidated, and the operations that were being performed within these facilities will be moved to other European locations.


    Consolidation of North American and South American Operations: The Company has implemented a plan to consolidate certain manufacturing, distribution and administrative functions in North and South America. As a result of this plan, the Company will close or consolidate 36 facilities, and the operations that were being performed within these facilities will be moved to other North American and South American locations.

    Also during 2000, the Company began implementing a program to focus on six global initiatives aimed at improving the operational efficiency of the business. The SGI's are grouped into six strategic actions: Aftermarket Rationalization, Facility Rationalization, Shared Services, Constraint Management, Supply Chain Management and Investment Strategy. During 2001, management expects to refine this program and may incur additional restructuring charges. As such, the aggregate annualized benefits of these actions have not been determined.

    During 2001, in connection with these programs, the Company recognized $31.9 million of restructuring charges related to severance and exit costs. Severance costs of $29.9 million included the planned consolidation of the European friction business and the January 2001 salaried employee reductions in North America and Europe. Total employee reductions are expected to be approximately 1,000, of which 700 have occurred as of June 30, 2001. Exit costs of $2.0 million are primarily comprised of costs related to the planned consolidation of the European friction business.

Interest Expense

    Interest expense was $166.0 million in the first six months of 2001 compared to $142.4 million for the same period of 2000. This increase was attributed to additional borrowings on the Company's Credit Facilities.

Income Tax Expense

    For the six months ended June 30, 2001, the Company had income tax expense of $31.8 million on a pre-tax loss of $64.2 million, compared to tax expense of $64.9 million on pre tax earnings of $128.7 million in the same period of 2000. The Company had tax expense on a pre-tax loss because of non-deductible goodwill and tax expense of $39.3 million recognized on the sales of Aviation and TCI, where the Company's tax basis of goodwill was significantly lower than its book basis. Tax expense differs from current income taxes payable due to timing differences, including asbestos. The Company expects that future income tax expense will continue to differ from income taxes payable primarily due to temporary differences.

    At June 30, 2001, the Company had deferred tax assets of $852.3 million, net of a valuation allowance of $221.6 million, and deferred tax liabilities of $807.1 million. The Company evaluates the necessity for a valuation allowance on deferred tax assets by taxing jurisdiction. In all countries except the US and the UK, the deferred tax liabilities are greater than the net deferred tax assets, and they generally reverse in similar periods. The deferred tax assets in the UK and US relate primarily to net operating loss carryforwards, asbestos liabilities and accruals for employee benefits. The net operating losses in the UK have no expiration date, and the net operating losses in the US expire in various amounts through 2020. In addition, the deferred tax assets related to employee benefits and asbestos become deductible as these expenses are paid over the next 30 and 12 years, respectively.

    Realization of the deferred tax assets in the US and UK is dependent upon the reversal of deferred tax liabilities and the existence of future taxable income. Future taxable income is dependent upon a number of factors including, but not limited to, sufficient levels of earnings before income taxes and the amount and timing of asbestos payments. Based on consideration of historical and future earnings before income taxes, the Company believes it is more likely than not that the deferred tax assets, beyond those specifically reserved for, will be realized.

    The Company evaluates its deferred taxes and related valuation allowances quarterly. If at any time the Company believes that current or future taxable income will not support the basis for recognizing the benefit of the deferred tax assets, valuation allowances will be provided accordingly.

LITIGATION & ENVIRONMENTAL CONTINGENCIES

    The Company is named in numerous lawsuits. For a summary of material contingencies as a result of those lawsuits, refer to Note 4 of the Consolidated Condensed Financial Statements, "Asbestos Liability and Legal Proceedings".


LIQUIDITY AND CAPITAL RESOURCES

    The Company has pledged 100% of the capital stock of certain United States subsidiaries, 65% of capital stock of certain foreign subsidiaries and certain intercompany loans to secure the Senior Credit Agreements of the Company. Certain of such pledges also extend to the Notes, Medium-Term Notes and Senior Notes of the Company. In addition, certain subsidiaries of the Company have guaranteed the senior debt. In addition to the pledge of capital stock described above, the Company provided collateral in the form of a pledge of its domestic inventories, domestic accounts receivable not otherwise sold under securitizations, domestic plant, equipment and real property, and its domestic intellectual property to its Senior Credit Agreements.

    The agreement relating to the Company's Senior Credit Agreement contains restrictive covenants. The more significant of these covenants are requirements for the maintenance of consolidated net worth; a consolidated leverage ratio; cash flow coverage; limitations on the early retirement of debt; additional borrowings; and payment of common dividends. The agreement includes a provision which would result in all of the unpaid principal and accrued interest of the facilities becoming due immediately upon a change of control in ownership of the Company. Some of these covenants become more restrictive as the agreement approaches maturity. As of June 30, 2001, the Company is in compliance with these covenants. However, in the event of adverse conditions, including, but not limited to, deteriorating operating performance, or adverse changes in asbestos related litigation or failure to successfully implement the Company new trial list strategy, the Company cannot guarantee future compliance.

    During the second quarter of 2001, the Company experienced a decline in the public credit rating of its bonds. As a result of the decline, the Company expects to incur substantially higher financing costs for the foreseeable future as compared to prior periods should it attempt any capital market activity.

    As of June 30, 2001, the Company had $1.6 billion outstanding under the Senior Credit Agreements, and approximately $500 million available to borrow on these agreements. In addition to debt outstanding under the Senior Credit Agreements, the Company had $2.2 billion of debt, including short-term borrowings, outstanding as of June 30, 2001, consisting primarily of $2.0 billion of senior notes due between 2004 and 2010, $100 million of medium term notes due between 2001 and 2005 and approximately $100 million in other borrowings.

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

    As currency exchange rates change, translation of the statements of operations of the Company's international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of shareholders' equity for the Company's foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the US dollar as the functional currency. The Company's equity was reduced by $63 million and $186 million during the three and six months ended June 30, 2001, respectively, primarily due to cumulative translation adjustments resulting from the strong US dollar.

    In May and June 2001, the Company completed a series of debt to equity exchanges of its public bonds. As a result of these exchanges the Company issued
3.3 million shares of its common stock to the holders of $10.0 million, $1.8 million, $20.2 million and $1.0 million face value of its 2004, 2007, 2009 and 2010 Notes. These exchanges resulted in a gain of $25.1 million ($16.3 million net of tax).

    In July 2001, the Company completed several additional exchanges resulting in the issuance of 3.6 million shares of its common stock to the holders of $7.0 million, $19.8 million, $7.7 million and $1.0 million face value of its 2006, 2007, 2009 and 2010 Notes. The exchanges resulted in a gain of $29.5 million ($19.1 million net of tax).


    In June 2001, the Company entered into a new $300 million accounts receivable securitization agreement replacing its existing $420 million agreement. The facility's maturity date is November 2001.

Cash Flow Provided From (Used By) Operating Activities

    Cash flow used by operating activities was $20.0 million for the first six months of 2001. Among the factors impacting operating cash flows were payments related to asbestos of $170.7 million and restructuring and rationalization activities of $37.5 million. These usages were partially offset by decreases in inventory and accounts receivable of $34.7 million and $11.4 million, respectively, and increases in accounts payable of $17.8 million.

Cash Flow Provided From Investing Activities

    Cash flow provided from investing activities was $33.2 million in the first six months of 2001. Among the factors impacting investing cash flows were capital expenditures of $146.0 million made for property, plant and equipment to implement process improvements, increase manufacturing capacity, and introduce new products offset by proceeds from the sales of businesses and proceeds from the sales of certain buildings and equipment of $160.2 million and $19.0 million, respectively.

    The Company anticipates that 2001 capital expenditures, exclusive of acquisitions and investments in affiliates, will be at the low end of a range of $350 million to $380 million. The Company expects that funding for these expenditures will be from operations and external sources as required.

Cash Flow Provided From Financing Activities

    Cash flow provided from financing activities was $33.0 million for the first six months of 2001 primarily resulting from proceeds received from the issuance of long-term debt of $346.8 million, partially offset by principal payments on long-term debt of $135.5 million, a decrease in short term borrowings of $25.3 million and a decrease in accounts receivable securitizations of $129.6.

    The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, amounts and timing of asbestos payments, successful implementation of its new asbestos strategy and the availability of financing. Management believes that cash flow from operations, in conjunction with borrowings from its existing credit agreements, will be sufficient to meet current debt service requirements, fund capital expenditures in the future and meet its asbestos obligations. In the long term, the Company believes that the benefits from the previously announced restructuring and SGI programs and successful implementation of its new asbestos strategy, along with financing available under its Senior Credit Agreements and any future credit agreements, will provide adequate long-term cash flows. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company. Also, certain obligations, particularly asbestos obligations, can be impacted by factors outside the Company's control. The Company continues to experience a steady stream of new asbestos claims, as some of its co-defendants have filed for bankruptcy. The Company is also experiencing increased financial pressures to cover the settlements that its now bankrupt co-defendants would have made in the past. A significant increase in such obligations or asbestos claims could impair the Company's liquidity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the Company's exposures to market risk since December 31, 2000, except as noted below:

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

                           Interest Rate Sensitivity
                     Principal Amount by Expected Maturity
                              As of June 30, 2001
                             (Millions of Dollars)

                                                                                                                       Fair Value at
                                                                                                                       -------------
Liabilities                                     2001     2002     2003       2004        2005    Thereafter   Total    June 30, 2001
                                               ------   ------   ------    ---------    -------  ----------  --------  -------------
Long-term debt, including current portion
  Fixed rate................................   $ 44.0   $  5.5   $ 20.5    $   240.6    $  15.0   $1,852.0   $2,177.6     $  280.3
  Average interest rate.....................     7.71%    7.68%    7.68%        7.68%      7.67%      7.68%      7.68%
  Variable rate.............................   $ 80.0   $150.1   $140.0    $ 1,127.5    $ 183.0         --   $1,680.7     $1,680.7
  Average interest rate.....................     7.34%    7.32%    7.26%        7.15%      8.70%        --       7.35%

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Company held its Annual Meeting of Shareholders on May 16, 2001, at which time the shareholders considered and voted on (i) the election of eight directors, (ii) the appointment of Ernst & Young LLP as its independent accountants for 2001, (iii) the 2001 amendment and restatement of the 1997 Long Term Incentive Plan, and (iv) adoption of the Employee Stock Purchase Plan.

          The eight nominees for director were incumbents, and all nominees were reelected. The following table sets forth the number of votes "For" and "Withheld" with respect to each nominee:

          Nominee                   Votes For                Votes Withheld
          J.J. Fannon               56,916,911               7,104,786
          R.M. Hills                56,677,003               7,344,694
          P.S. Lewis                56,984,371               7,037,326
          F.E. Macher               57,518,032               6,503,665
          C.G. McClure              57,533,674               6,488,023
          R.S. Miller, Jr.          57,061,023               6,960,674
          J.C. Pope                 56,921,564               7,100,133
          G. Whalen                 57,056,889               6,964,808

         The appointment of Ernst & Young LLP as independent accountants for 2001 was approved, with 58,560,249 votes cast For, 1,292,473 votes cast Against and 4,168,975 Abstentions.

         The 2001 Amendment and Restatement of the Company's 1997 Long Term Incentive Plan was approved, with 28,109,762 votes cast For, 3,962,366 votes cast Against, and 4,575,992 Abstentions.

          The Employee Stock Purchase Plan was approved, with 29,243,284 votes For, 3,138,005 votes Against, and 4,266,831 Abstentions.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits:

               None

          (b)  Reports on Form 8-K:

               (1) On June 15, 2001 the Company filed a Current Report on Form 8-K to disclose the completion of its debt to equity exchanges.

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


                    By:   /s/ William G. Quigley III
                       ----------------------------------
                            William G. Quigley III
                        Vice President and Controller,
                           Chief Accounting Officer

Dated:  August 1, 2001