Form 10-Q
period 2001-09-30
FEDERAL MOGUL CORP
filed 2001-11-14
CIK 34879

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

                                 (248) 354-7700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No
                          ---      -----

As of November 12, 2001, there were 80,247,212 outstanding shares of the registrant's $5.00 stated value common stock.

                           FORWARD-LOOKING STATEMENTS

    Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (The "Reform Act"). Such statements are made in good faith by Federal-Mogul (the "Company") pursuant to the "Safe Harbor" provisions of the Reform Act.

    Forward-looking statements include financial projections, estimates and statements regarding plans, objectives and expectations of the Company and its management, as well as the Company's views regarding industry and economic conditions and trends. Forward looking statements include, without limitation, plans to implement restructuring initiatives relating to manufacturing and warehouse facilities, plans to address issues related to financing of the Company's business operations, plans to address the issues related to the conversion to the Euro, statements regarding industry conditions, and statements regarding the scope and effect of asbestos liabilities.

    Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, experience or achievements of the Company to differ materially from any future results, performance, experience or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, without limitation, fluctuation in demand for both original equipment and replacement components in the automotive, heavy-duty vehicular and industrial markets, the effect of certain global and regional economic conditions, the ability of the Company to control operating and other costs, legal proceedings and claims (including environmental and asbestos matters) involving the Company, changes in the Company's relationships with customers and suppliers, the effect of the Chapter 11 voluntary reorganization filing by the Company and certain U.S. subsidiaries and filings of certain of the Company's U.K. subsidiaries for Chapter 11 and Administration, legislative risks and uncertainties, and other factors, some of which are beyond the Company's control.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
         --------------------

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Millions of Dollars, Except Per Share Amounts)

                                                                             Three Months Ended        Nine Months Ended
                                                                                September 30              September 30
                                                                                ------------              ------------
                                                                             2001         2000         2001         2000
                                                                         -----------  -----------  -----------  -----------
Net sales ............................................................   $   1,288.8  $   1,427.9  $   4,164.9  $   4,664.8
Cost of products sold ................................................       1,050.3      1,089.2      3,319.9      3,482.4
                                                                         -----------  -----------  -----------  -----------
  Gross margin .......................................................         238.5        338.7        845.0      1,182.4
Selling, general and administrative expenses .........................         213.8        210.5        648.5        629.4
Amortization of goodwill and other intangible assets .................          29.2         31.2         89.4         93.7
Restructuring charges ................................................           6.1          8.6         38.0         77.3
Adjustment of assets held for sale and other long-lived assets to
  fair value .........................................................         496.6          4.6        497.3         14.6
Interest expense .....................................................          72.5         74.2        238.5        216.6
Interest income ......................................................          (1.1)        (0.8)        (3.3)        (3.1)
International currency exchange losses ...............................           1.9          3.3          5.0          1.3
Chapter 11 and Administration related reorganization expenses ........          13.7           --         14.4           --
Other expense, net ...................................................          84.7          8.6         60.3         25.4
                                                                         -----------  -----------  -----------  -----------
          Earnings (loss) before income tax expense and
              extraordinary items ....................................        (678.9)        (1.5)      (743.1)       127.2
Income tax expense ...................................................         178.3          6.1        218.9         71.0
                                                                         -----------  -----------  -----------  -----------
          Earnings (loss) before extraordinary items .................        (857.2)        (7.6)      (962.0)        56.2
Extraordinary items -- gain on early retirement of debt ..............         (47.1)          --        (72.2)          --
                                                                         -----------  -----------  -----------  -----------
          Net earnings (loss) ........................................        (810.1)        (7.6)      (889.8)        56.2
Preferred dividends ..................................................           0.5          0.5          1.9          1.5
                                                                         -----------  -----------  -----------  -----------
Net Earnings (Loss) Available for Common Shareholders ................   $    (810.6) $      (8.1) $    (891.7) $      54.7
                                                                         ===========  ===========  ===========  ===========

Earnings (Loss) Per Common Share:
Basic
  Earnings (loss) before extraordinary items .........................   $    (10.91) $     (0.12) $    (13.11) $      0.78
  Extraordinary items - gain on early retirement of debt .............         (0.60)          --        (0.98)          --
                                                                         -----------  -----------  -----------  -----------
  Net Earnings (Loss) Available for Common Shareholders ..............   $    (10.31) $     (0.12) $    (12.13) $      0.78
                                                                         ===========  ===========  ===========  ===========

Diluted
  Earnings (loss) before extraordinary items .........................   $    (10.91) $     (0.12) $    (13.11) $      0.70
  Extraordinary items - gain on early retirement of debt .............         (0.60)          --        (0.98)          --
                                                                         -----------  -----------  -----------  -----------
  Net Earnings (Loss) Available for Common Shareholders ..............   $    (10.31) $     (0.12) $    (12.13) $      0.70
                                                                         ===========  ===========  ===========  ===========

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Millions of Dollars)

                                                                                            (Unaudited)
                                                                                            September 30    December 31
                                                                                                2001           2000
                                                                                            ------------   -------------
                                        ASSETS
Cash and equivalents ....................................................................   $    263.2    $     107.2
Accounts receivable .....................................................................        528.8          512.8
Investment in accounts receivable securitization ........................................        219.9          229.1
Inventories .............................................................................        744.7          808.6
Deferred taxes ..........................................................................        166.2          235.5
Prepaid expenses and income tax benefits ................................................        200.7          195.1
                                                                                            ----------    -----------
     Total Current Assets ...............................................................      2,123.5        2,088.3
Property, plant and equipment, net ......................................................      2,174.1        2,388.8
Goodwill, net ...........................................................................      2,784.0        3,303.1
Other intangible assets, net ............................................................        613.0          746.4
Asbestos-related insurance recoverable ..................................................        749.2          771.1
Other noncurrent assets .................................................................      1,050.0        1,155.7
                                                                                            ----------    -----------
     Total Assets .......................................................................   $  9,493.8    $  10,453.4
                                                                                            ==========    ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt, including current portion of long-term debt and debt in default ........   $  4,039.1    $     147.8
Accounts payable ........................................................................        386.3          431.9
Accrued compensation ....................................................................        221.8          157.8
Restructuring and rationalization reserves ..............................................         95.0          107.9
Current portion of asbestos liability ...................................................           --          350.0
Interest payable ........................................................................         54.6           94.4
Other accrued liabilities ...............................................................        396.0          410.9
                                                                                            ----------    -----------
     Total Current Liabilities ..........................................................      5,192.8        1,700.7
Long-term debt ..........................................................................         15.2        3,559.7
Long-term portion of asbestos liability .................................................      1,575.3        1,461.9
Postemployment benefits .................................................................        635.6          637.6
Other accrued liabilities ...............................................................        851.9          910.8
Minority interest in consolidated subsidiaries ..........................................         55.1           57.5
Company-obligated mandatorily redeemable preferred securities of subsidiary trust
   holding solely convertible subordinated debentures of the Company (1) ................        571.4          575.0
Shareholders' Equity:
   Series C ESOP preferred stock ........................................................         28.0           38.1
   Common stock .........................................................................        401.2          352.5
   Additional paid-in capital ...........................................................      1,750.3        1,778.6
   Accumulated deficit ..................................................................     (1,005.3)        (113.5)
   Accumulated other comprehensive loss .................................................       (577.2)        (504.7)
   Other ................................................................................         (0.5)          (0.8)
                                                                                            ----------    -----------
     Total Shareholders' Equity .........................................................        596.5        1,550.2
                                                                                            ----------    -----------
     Total Liabilities and Shareholders' Equity .........................................   $  9,493.8    $  10,453.4
                                                                                            ==========    ===========

---------------
(1) The sole assets of the Trust are convertible subordinated debentures of Federal-Mogul with an aggregate principal amount of $571.4 million, which bear interest at a rate of 7% per annum and mature on December 1, 2027. Upon repayment of the subordinated debentures, the Company-obligated mandatorily redeemable preferred securities of subsidiary trust will be mandatorily redeemed.

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)

                                                                                       Nine Months Ended
                                                                                          September 30
                                                                                       -----------------
                                                                                         2001      2000
                                                                                       --------  -------
Cash Provided From (Used By) Operating Activities
   Net earnings (loss)...............................................................  $ (889.8) $  56.2
   Adjustments to reconcile net earnings (loss) to net cash used by operating activities ......................................................................
     Depreciation and amortization ..................................................     285.9    287.3
     Extraordinary item -- gain on early retirement of debt .........................     (72.2)      --
     Restructuring charges ..........................................................      38.0     77.3
     Adjustment of assets held for sale and other long-lived assets to fair value ...     497.3     14.6
     Postemployment benefits ........................................................      (0.2)   (13.4)
     Decrease (increase) in accounts receivable .....................................      71.4    (42.9)
     Decrease (increase) in inventories .............................................      33.1    (41.8)
     Decrease in accounts payable ...................................................     (35.3)  (112.0)
     Changes in other current liabilities and other current assets ..................     169.9    (26.4)
     Payments against restructuring and rationalization reserves ....................     (50.1)   (42.8)
     Payments against asbestos liability ............................................    (219.2)  (234.7)
                                                                                       --------  --------
        Net Cash Used By Operating Activities .......................................    (171.2)   (78.6)
Cash Provided From (Used By) Investing Activities
   Expenditures for property, plant and equipment and other long-term assets ........    (221.1)  (231.6)
   Proceeds from sale of property, plant and equipment ..............................      19.0      2.2
   Business acquisitions, net of cash acquired ......................................     (18.8)    (3.4)
   Proceeds from sales of businesses ................................................     241.8     60.9
                                                                                       --------  -------
        Net Cash Provided From (Used By) Investing Activities .......................      20.9   (171.9)
Cash Provided From (Used By) Financing Activities
   Proceeds from issuance of long-term debt .........................................     666.4    485.0
   Principal payments on long-term debt .............................................    (171.8)  (168.1)
   Decrease in short-term debt ......................................................     (71.4)   (26.9)
   Fees paid for debt agreements ....................................................     (18.5)      --
   Repurchase of accounts receivable under securitization ...........................     (89.6)   (46.9)
   Dividends ........................................................................      (1.9)    (3.1)
   Other ............................................................................      (6.9)     1.8
                                                                                       --------  -------
        Net Cash Provided From Financing Activities .................................     306.3    241.8
                                                                                       --------  -------
        Increase (Decrease) in Cash and Equivalents .................................     156.0     (8.7)
        Cash and Equivalents at Beginning of Period .................................     107.2     64.5
                                                                                       --------  -------
        Cash and Equivalents at End of Period .......................................  $  263.2  $  55.8
                                                                                       ========  =======

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2001

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain items in the prior year condensed consolidated financial statements have been reclassified to conform to the presentation used in 2001.

2.   VOLUNTARY REORGANIZATION UNDER CHAPTER 11 AND ADMINISTRATION

     On October 1, 2001 (the "Petition Date"), the Company and all of its United States subsidiaries filed voluntary petitions for reorganization (the "U.S. Restructurings") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). In addition on October 1, 2001, certain of the Company's United Kingdom subsidiaries also filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the "U.K. Restructurings") under the United Kingdom Insolvency Act of 1986 (the "Act") in the High Court of Justice, Chancery Division in London, England (the "High Court"). The Company and its U.S. and U.K. subsidiaries are herein referred to as the "Debtors". The U.S. Restructurings and U.K. Restructurings are herein referred to as the "Restructuring Proceedings". The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re:
                                                                       ------
Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(SLR)). The
---------------------------------------------
Chapter 11 Cases do not include any of the Company's non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above.

     The Restructuring Proceedings were taken to resolve the Company's asbestos-related litigation in a fair and equitable manner, to protect the long-term value of the Debtors' businesses and to maintain the Debtors' leadership positions in their markets.

Consequences of the Restructuring Proceedings:

     The U.S. Debtors are operating their businesses without interruption as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of an Administrator approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, all pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors' intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act. However, it is currently impossible to predict with any degree of certainty how a plan of reorganization or a scheme of arrangement will treat asbestos and other pre-petition claims and what impact the Restructuring Proceedings and any plan of reorganization or scheme of arrangement may have on the shares of the Company's common stock. The formulation and implementation of the plan of reorganization or scheme of arrangement could take a significant period of time.

     In the U.S. two creditors' committees, one representing asbestos claimants and another representing general unsecured creditors, have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy

Court. The Company expects that the appointed committees, together with a legal representative for future asbestos claimants yet to be appointed by the Bankruptcy Court, will play important roles in the Restructuring Proceeding. In the U.K. the Company expects the Administrator to appoint a creditors' committee, representing asbestos claimants and general unsecured creditors. The Company expects this committee to play an important role in the negotiation of any scheme of arrangement.

     As provided by the Bankruptcy Code, the Debtors initially have the exclusive right to propose a plan of reorganization within 120 days following the Petition Date with the Bankruptcy Court. The Debtors expect to ask the Bankruptcy Court to extend the period of exclusivity, which request they expect to be granted. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan of reorganization is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

     One alternative such plan(s) of reorganization may provide, among other things, is that all present and future asbestos-related liabilities of the Debtors will be discharged and assumed and resolved by one or more independently administered trusts established in compliance with Section 524(g) of the Bankruptcy Code. Such plan(s) may also provide for the issuance of an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors alleging asbestos-related claims, which claims will be paid in whole or in part by one or more Section 524(g) trusts. Similar plans of reorganization have been confirmed in chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims against the reorganized company and channeling those claims to an independent trust.

     There are two possible types of schemes of arrangements. The first is under
Section 425 of the Companies Act of 1985, which may involve a scheme for the reconstruction of the company. If a majority in number representing three-fourths in value of the creditors or members or any class of them agree to the compromise or arrangement it is binding if sanctioned by the High Court.
Section 425 may be invoked where there is an Administration order in force in relation to the company. The other possible type of scheme arises under section 1 of the Insolvency Act of 1986 in relation to Company Voluntary Arrangements ("CVA"). If a majority in value representing more than three-fourths of the creditors agrees to the compromise or arrangement set out in the CVA proposal, it will be approved.

     The Company is unable to predict at this time what the treatment of creditors and equity security holders of the respective Debtors will be under any proposed plan(s) of reorganization or schemes of arrangement. The Company is unable to predict at this time what treatment will be accorded under any such plan(s) of reorganization to intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. These arrangements, transactions, and relationships may be challenged by various parties in the Chapter 11 Cases, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan(s) of reorganization.

     The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity shareholders may be substantially altered by any plan(s) of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors. Pre-petition creditors may receive under the proposed plan(s) less than 100% of the face value of their claims, and the interests of the Company's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan(s) of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the pre-petition creditors of the Debtors or the interests of the Company's equity security holders.

Chapter 11 Financing:

     In connection with the Restructuring Proceedings, the Company has received commitments for up to $675 million in debtor-in-possession ("DIP") Credit Facility from JP Morgan Chase & Co. ("Chase") to supplement liquidity and fund operations during the reorganization process. On an interim basis, the Bankruptcy Court approved the availability of a $450 million DIP credit facility from Chase. The final hearing in the DIP Credit Facility is scheduled for November 20, 2001. The DIP Credit Facility has a term of two years and bears interest at either the alternate base rate ("ABR") plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus 3.5 percentage points. The ABR is the greatest of either Chase's prime rate or the base CD rate plus 1 percentage point or the fed funds rate plus 1/2 percentage point. The Company believes, based on information presently available, that cash on hand, cash available from operations and the DIP Credit Facility will provide sufficient liquidity to allow its businesses to operate without interruption (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the non-debtor subsidiaries).

     As of September 30, 2001, the Company had $263.2 million of cash and equivalents. Of this amount, $196.3 million was in the possession of non-Debtor subsidiaries outside of the United States and $23.3 million was in the possession of Federal-Mogul Funding Corporation (FMFC). On October 1, 2001, FMFC notified BankOne and Wachovia Bank that an Amortization Event, as defined in the accounts receivable securitization agreement, had occurred effective with the U.S. Restructurings, as a result, transfers of receivables to the trust ceased. On October 9, 2001, the Company made a payment of $217.1 million, with borrowings from the DIP Credit Facility, as approved by the Bankruptcy Court in connection with the termination of the facility. As a result, the Company's accounts receivable increased $437.0 million (the $217.1 million above and $219.9 million included in the balance sheet as investment in accounts receivable securitization.) because it no longer securitizes its U.S. receivables.

     As a result of the Restructuring Proceedings, the Company is in default to its affiliate holder of its convertible junior subordinated debentures and is no longer making interest payments on the debentures. As a result, the affiliate will no longer have the funds available to pay distributions on the Company Obligated Mandatorily Redeemable Preferred Securities and stopped paying such distributions in October 2001. The affiliate is in default on the Company Obligated Mandatorily Redeemable Preferred Securities.

Financial Statement Presentation:

     The accompanying pro-forma condensed consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are subject to uncertainty. Given this uncertainty, there is doubt about continuing the going concern basis of presentation. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrator or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization or scheme of arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

     As of September 30, 2001, virtually all of the Company's pre-petition debt was in default and is therefore classified as current. In the September 30, 2001 pro-forma balance sheet, the Debtors' pre-petition debt was classified under the caption "Liabilities Subject to Compromise." This includes debt outstanding of $1,898.9 million under the pre-petition Senior Credit Agreements and $2,123.0 million of other outstanding debt less capitalized debt issuance fees of $52.1 million.

     As reflected in the pro-forma condensed consolidated financial statements, "Liabilities Subject to Compromise" refers to Debtors' liabilities incurred prior to the commencement of the Restructuring Proceedings. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments. Future adjustments may result from
(i) negotiations; (ii) actions of
the Bankruptcy Court, High Court or Administrator; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the Restructuring Proceedings.

     Pursuant to the Bankruptcy Code, the Debtors will file schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. No bar dates have been set for the filing of proofs of claim against the Debtors. Accordingly, the ultimate number and allowed amount of such claims are not presently known. The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims and certain other pre-petition claims.

     The appropriateness of using the going concern basis for its financial statements is dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; and (v) the Company's ability to achieve profitability following such confirmation.

Pro-Forma Condensed Consolidated Balance Sheet Information:

     The unaudited pro-forma condensed consolidated balance sheet of the Company as if the Debtors had filed petitions for reorganization under Chapter 11 and Administration at September 30, 2001 is as follows (in millions):

                                     ASSETS

Cash and equivalents............................................................      $  263.2
Accounts receivable ............................................................         528.8
Investment in accounts receivable securitization ...............................         219.9
Inventories ....................................................................         744.7
Deferred taxes .................................................................         166.2
Prepaid expenses and income tax benefits .......................................         200.7
                                                                                      --------
     Total Current Assets ......................................................       2,123.5
Property, plant and equipment, net .............................................       2,174.1
Goodwill, net ..................................................................       2,784.0
Other intangible assets, net ...................................................         613.0
Asbestos-related insurance recoverable .........................................         749.2
Other noncurrent assets ........................................................         982.3
                                                                                      --------
     Total Assets ..............................................................      $9,426.1
                                                                                      ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt, including current portion of long-term debt ...................      $   17.2
Accounts payable ...............................................................         163.3
Accrued compensation ...........................................................         221.8
Restructuring and rationalization reserves .....................................          95.0
Other accrued liabilities ......................................................         408.8
                                                                                      --------
     Total Current Liabilities .................................................         906.1
Long-term debt .................................................................          15.2
Postemployment benefits ........................................................         635.6
Other accrued liabilities ......................................................         828.8
Minority interest in consolidated subsidiaries .................................          55.1
Liabilities Subject to Compromise ..............................................       5,833.0
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely convertible subordinated debentures of the Company,
 Subject to Compromise .........................................................         555.8
     Shareholders' Equity ......................................................         596.5
                                                                                      --------
     Total Liabilities and Shareholders' Equity ................................      $9,426.1
                                                                                      ========

     Pro-Forma Liabilities Subject to Compromise at September 30, 2001 are comprised of (in millions):

               Accounts payable................ $  223.0
               Other accrued liabilities ......      8.1
               Environmental liabilities ......     23.1
               Interest payable ...............     33.7
               Debt ...........................  3,969.8
               Asbestos liabilities ...........  1,575.3
                                                --------
                                                $5,833.0
                                                ========

     Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees for the three and nine months ended September 30, 2001.

3. ADJUSTMENT OF ASSETS TO FAIR VALUE

     Concurrent with the Company's on-going planning process, the Company performed an impairment assessment of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" during the third quarter of 2001. The Company's changing asbestos environment, impending Restructuring Proceedings and recent operating losses were indicators of impairment as provided by SFAS No. 121. The Company determined that the undiscounted cash flows of certain of its non-core operating units, from its Other and Powertrain segments, were less than the carrying value of the long-lived assets of those operating units. Accordingly, the Company adjusted the carrying value of those assets to their fair value resulting in an impairment charge of $495.8 million. The fair value was determined by anticipated future cash flows discounted at a rate commensurate with the risk involved. The following is a summary of the impairment charge by long-lived asset (in millions):

               Goodwill......................................    $257.5
               Other intangible assets.......................      73.5
               Property, plant and equipment ................     164.8
                                                                 ------
                                                                 $495.8
                                                                 ======
4.  TAXES

     For the three months ended September 30, 2001, the Company recorded income tax expense of $178.3 million on a loss of $678.9 million before income taxes and extraordinary items, compared to income tax expense of $6.1 million on a loss of $1.5 million before income taxes in the same period of 2000. For the nine months ended September 30, 2001, the Company recorded income tax expense of $218.9 million on a loss of $743.1 million before income taxes and extraordinary items, compared to income tax expense of $71.0 million on earnings of $127.2 million before income tax expense in the same period of 2000. Income tax expense for the three and nine months ended September 30, 2001 resulted from the effects of the permanent difference between book and tax goodwill related to divestitures and impairment charges, an increase in the valuation allowance on deferred tax assets in the U.S. and U.K., and non-deductible goodwill amortization as reflected in the reconciliation below from the U.S. federal statutory rate to income tax expense (in millions):

                                                                          Three-Months         Nine-Months
                                                                             Ended                Ended
                                                                      September 30, 2001    September 30, 2001
                                                                      ------------------    ------------------
    Income tax benefit at United States statutory rate.............        $(237.6)              $(260.1)
    Tax effect from: ..............................................
     State income taxes ...........................................            0.7                   2.2
     Foreign operations, net of foreign tax credits ...............           14.9                  20.9
     Goodwill amortization ........................................            7.5                  19.8
     Divestitures .................................................           33.2                  70.1
     Impairment charge ............................................           80.7                  80.7
     Early extinguishment of debt .................................           16.5                  25.3
     Valuation allowance on previously recognized assets ..........          177.0                 177.0
     Valuation allowance on third quarter 2001 losses .............           80.6                  80.6
     Tax credits and other ........................................            4.8                   2.4
                                                                           -------               -------
                                                                           $ 178.3               $ 218.9
                                                                           =======               =======

    At September 30, 2001, the Company had deferred tax assets of $605.9 million, net of a valuation allowance of $477.2 million, and deferred tax liabilities of $722.8 million. The increase in the valuation allowance during the third quarter was comprised of $177.0 million recorded in income tax expense in the accompanying condensed consolidated statements of operations for deferred tax assets as of June 30, 2001 and $80.6 million recorded as an increase to the deferred asset and an increase to the valuation allowance for U.S. losses generated in the third quarter. In each country except the U.S. and the U.K., the deferred tax liabilities are greater than the net deferred tax assets, and they generally reverse in similar periods. The deferred tax assets in the U.S. and U.K. relate primarily to net operating loss carryforwards, asbestos liabilities and postemployment liabilities. The ultimate realization of net deferred income tax assets in the U.S. and the U.K. is dependent upon future taxable income. Management considers historical and projected future taxable income and tax planning strategies by taxing jurisdiction in determining whether a valuation allowance is necessary.

     Due to the Company's Restructuring Proceedings that limit the implementation of certain tax planning strategies, current adverse market conditions and recent taxable losses in the U.S., management established a full valuation allowance reserve against the net U.S. deferred tax asset as of September 30, 2001.

     In the U.K., only certain deferred tax assets related to specific interest expense deductions have been provided for in the valuation allowance. The net operating losses in the U.K. have no expiration date and management believes it is more likely than not that the U.K. deferred tax assets beyond those specifically reserved of $ 264.9 will be realized through a combination of the reversal of deferred tax liabilities and future taxable income from operations.

Net deferred tax assets/(liabilities) are as follows (in millions):

                                                               September 30    December 31
                                                                  2001            2000
                                                                --------       ---------
          Deferred tax assets................................   $1,083.1       $1,298.7
          Valuation allowance................................     (477.2)        (219.6)
                                                                --------       --------
             Net deferred tax assets.........................      605.9        1,079.1
          Deferred tax liabilities...........................      722.8        1,032.6
                                                                --------       --------
          Net deferred tax asset/(liability).................   $ (116.9)      $   46.5
                                                                =========      ========

5.  OPERATIONS BY REPORTABLE SEGMENT

     The segment information has been restated to reflect the Company's internal organization changes in 2001. The Company is a global manufacturer with six reportable segments: Powertrain; Sealing Systems and Systems Protection; Friction; Aftermarket; Other; and Discontinued Operations.

     Powertrain products are used primarily in automotive, light truck, heavy duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this reportable segment include engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, sintered products, and connecting rods.

     Sealing Systems and Systems Protection products are used in automotive, light truck, heavy duty, agricultural, off-highway, marine, railroad, high performance and industrial applications. The primary products of this reportable segment include dynamic seals, gaskets and systems protection products.

     Friction products are used in automotive and heavy duty applications. The primary products of this reportable segment unit include discs, pads and brake shoes.

     Aftermarket provides products from the above segments to the independent automotive and heavy duty aftermarkets as well as the manufacturing operations of North American brake, chassis, ignition, fuel and wipers.

     Other includes the non-core businesses of lighting, European wipers & ignition manufacturing, as well as Asia Pacific and Corporate functions.

     Discontinued operations include the historical operating results of the Company's divestitures in Note 7 and certain operation divested in 2000.

     The Company has aggregated individual product segments within its six reportable segments. The accounting policies of the segments are the same as that of the Company. The Company evaluates segment performance based on several factors, including Operational EBIT and major cash flow drivers. Operational EBIT is defined as earnings before interest, income taxes, extraordinary items and certain nonrecurring items such as restructuring and impairment charges, Chapter 11 and Administration related reorganization expenses and losses on the sales of businesses. Operational EBIT for each segment is shown below, as it is most consistent with the corresponding condensed consolidated financial statements (in millions).

                                 Net Sales          Operational EBIT         Net Sales         Operational EBIT
                                 ---------          ----------------         ---------         ----------------
                                Three Months          Three Months           Nine Months          Nine Months
                             Ended September 30    Ended September 30    Ended September 30   Ended September 30
                             ------------------    ------------------    ------------------   ------------------
                               2001      2000        2001      2000        2001       2000       2001      2000
                             --------  --------    --------  --------    --------  --------   --------   -------
Powertrain.................. $  376.3  $  403.4    $   10.2  $   32.0    $1,245.6  $1,363.5   $   87.2   $ 161.2
Sealing Systems and
    Systems Protection .....    140.6     161.1         3.6      14.6       451.8     529.6       24.6      63.8
Friction....................     78.2     100.6         0.2       7.9       258.2     332.4        6.1      36.9
Aftermarket.................    594.7     619.3        55.4      76.5     1,842.4   1,961.5      184.5     286.5
Other, including Corporate..     89.0     100.9       (76.6)    (43.3)      277.0     337.6     (204.7)   (108.8)
Discontinued Operations.....     10.0      42.6         0.3       7.5        89.9     140.2       10.8      23.6
                             --------  --------    --------  --------    --------  --------   --------   -------
Total                        $1,288.8  $1,427.9    $   (6.9) $   95.2    $4,164.9  $4,664.8   $  108.5   $ 463.2
                             ========  ========    ========  ========    ========  ========   ========   =======

                                                                         Three Months          Nine Months
                                                                      Ended September 30    Ended September 30
                                                                      ------------------    ------------------
Reconciliation:                                                         2001      2000        2001       2000
                                                                      -------   --------    --------   -------
     Total segments Operational EBIT................................. $  (6.9)  $   95.2    $  108.5   $ 463.2
     Net interest and other financing costs .........................   (80.5)     (83.5)     (264.4)   (244.1)
     Restructuring, impairment and other special charges ............  (502.7)     (13.2)     (535.3)    (91.9)
     Chapter 11 and Administration related reorganization expenses ..   (13.7)        --       (14.4)       --
     Loss on sales of businesses ....................................   (75.1)        --       (37.5)       --
                                                                      -------   --------    --------   -------
      Earnings (loss) before income taxes and extraordinary items ... $(678.9)  $   (1.5)   $ (743.1)  $ 127.2
                                                                      =======   ========    ========   =======

    Total assets by reportable segment are as follows:

                                                          Total Assets
                                                          ------------
                                                   September 30   December 31
                                                       2001           2000
                                                      ------         ------
            Powertrain .........................     $2,759.5      $ 2,751.0
            Sealing Systems and
              Systems Protection ...............      1,090.1        1,290.4
            Friction ...........................        463.4          528.8
            Aftermarket ........................      3,371.6        3,065.0
            Other, including Corporate .........      1,809.2        2,491.3
            Discontinued Operations ............           --          326.9
                                                     --------      ---------
            Total ..............................     $9,493.8      $10,453.4
                                                     ========      =========

6.   EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share (in millions, except per share data):

                                                                                   Three Months Ended      Nine Months Ended
                                                                                      September 30           September 30
                                                                                      ------------           ------------
                                                                                     2001      2000         2001      2000
                                                                                    ------    ------       ------    -------
Numerator:
   Net earnings (loss) .........................................................   $ (810.1)  $ (7.6)     $ (889.8)   $ 56.2
   Extraordinary items-- gain on early retirement of debt ......................      (47.1)      --         (72.2)       --
                                                                                   --------   ------      --------    ------
   Earnings (loss) before extraordinary items. .................................   $ (857.2)    (7.6)       (962.0)     56.2
   Series C preferred dividend requirement .....................................       (0.5)    (0.5)         (1.9)     (1.5)
                                                                                   --------   ------      --------    ------
   Numerator for basic earnings (loss) per share - income available to
     common shareholders before extraordinary items ............................   $ (857.7)  $ (8.1)     $ (963.9)   $ 54.7
                                                                                   --------   ------      --------    ------
   Effect of dilutive securities:
        Series C preferred dividend requirement ................................         --       --            --       1.5
        Additional required ESOP contribution. .................................         --       --            --      (1.5)
                                                                                   --------   ------      --------    ------
   Numerator for diluted earnings (loss) per share - income available to
        common shareholders before extraordinary items .........................   $ (857.7)  $ (8.1)     $ (963.9)   $ 54.7
                                                                                   ========  =======      ========    ======
   Numerator for basic earnings (loss) per share-- income available to
        common shareholders after extraordinary items ..........................   $ (810.6)  $ (8.1)     $ (891.7)   $ 54.7
                                                                                   ========   ======      ========    ======
   Numerator for diluted earnings (loss) per share-- income available to
        common shareholders after extraordinary items ..........................   $ (810.6)  $ (8.1)     $ (891.7)   $ 54.7
Denominator:                                                                       ========   ======      ========    ======

   Denominator for basic earnings per share - weighted average shares ..........       78.7     70.3          73.5      70.3
   Effect of dilutive securities:
        Nonvested stock ........................................................         --       --            --       0.2
        Conversion of Series C preferred stock .................................         --       --            --       1.3
        Contingently issuable shares of common stock ...........................         --       --            --       6.0
                                                                                   --------   ------      --------    ------
   Dilutive potential common shares ............................................         --       --            --       7.5
                                                                                   --------   ------      --------    ------
   Denominator for dilutive earnings per share - adjusted weighted average
        shares and assumed conversions .........................................       78.7     70.3          73.5      77.8
                                                                                   --------   ------      --------    ------
Basic earnings (loss) per share before extraordinary items .....................   $ (10.91)  $ (.12)     $ (13.11)   $  .78
                                                                                   ========   ======      ========    ======
Basic earnings (loss) per share after extraordinary items ......................   $ (10.31)  $ (.12)     $ (12.13)   $  .78
                                                                                   ========   ======      ========    ======
Diluted earnings (loss) per share before extraordinary items ...................   $ (10.91)  $ (.12)     $ (13.11)   $  .70
                                                                                   ========   ======      ========    ======
Diluted earnings (loss) per share after extraordinary items ....................   $ (10.31)  $ (.12)     $ (12.13)   $  .70
                                                                                   ========   ======      ========    ======

     Convertible preferred securities redeemable for 11.2 million shares of common stock were outstanding for 2000 and 2001 but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

7.   DIVESTITURES

During the first nine months of 2001 the Company completed several divestitures of non-core businesses including:

 .    In April 2001, the divestiture of its torque converter business ("TCI") to
     Competition Cams, Inc. TCI remanufactures torque converters for high-performance automotive aftermarket applications.

 .    In May 2001, the divestiture of its Champion aviation ignition products division ("Aviation") to TransDigm Inc. Aviation provides products for all major commercial, military and general aircraft applications.

 .    In July 2001 the divestiture of its industrial heavy wall bearing operation in McConnelsville, Ohio, ("McConnelsville") to Miba-Bearings - US, LLC, a subsidiary of Miba AG, a major Austrian industrial bearing manufacturer.

 .    In August 2001 the divestiture of its subsidiary Federal-Mogul RPB Ltd.
     ("RPB") to Waukesha Bearings Corporation a subsidiary of Dover Corporation. RPB manufactures industrial rotating plant bearing and magnetic bearing business.

 .    In August 2001 the divestiture of the aftermarket operations of Blazer
     Lighting Products (Blazer) to Clean-Rite Products LLC, an automotive aftermarket supplier. Blazer had aftermarket lighting sales $22 million in 2000. Blazer became part of Federal-Mogul when the Company purchased the automotive division of Cooper Industries in 1998.

 .    In August 2001 the divestiture of its Pontotoc, Mississippi, operation to
     Union Spring and Manufacturing Corp. The leased plant and manufacturing operation will continue to supply coil springs and metal stampings to Federal-Mogul for sale to automotive aftermarket customers under a long-term supply agreement.

 .    In August 2001 the Company restructured its equity positions in several large and industrial bearing manufacturing joint ventures with its partner, Daido Metal Company Ltd. of Japan. The restructuring transactions included the transfer of controlling interest in manufacturing facilities.

 .    In September 2001 the divestiture of its Tri-Way machine tool business in
     Windsor, Ontario ("Tri-way"), under terms of a management buyout.

     In aggregate these businesses had 2000 net sales of $196.5 million and 1,175 employees. The Company received aggregate proceeds of $86.6 million and $241.8 million for the three and nine months ended September 30, 2001. The Company recognized an aggregate pre-tax loss of $75.1 million and $37.5 million for these divestitures for the three and nine months ended September 30, 2001, respectively. Such losses are included in "other expenses" in the accompanying condensed consolidated statements of operations. These losses were impacted by income tax expense of $7.7 million and $47.0 million for the three and nine months ended September 30, 2001, respectively, as the tax basis of the goodwill was significantly less than the related book basis on most of these businesses.

8.   ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

     As described in Note 2, on October 1, 2001, the Company and all of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, on October 1, 2001, certain of Company's U.K. subsidiaries also filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration under the United Kingdom Insolvency Act of 1986 in the High Court of Justice, Chancery Division in London, England.

     As a result of the Restructuring Proceedings, all pending asbestos litigation against the Company is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos lawsuits. An asbestos creditors' committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court is expected to appoint a legal representative for the interests of potential future asbestos claimants. In the U.K. the Company expects the High Court to appoint a creditors' committee consisting in part of representatives of asbestos claimants. The Bankruptcy Court likely will set a deadline for filing of all present asbestos-related claims, including claims by plaintiffs who allegedly entered into settlements agreements with the Company that have not been paid. As part of the Restructuring Proceedings, it will be determined which asbestos claims should be allowed, or compensated, and the aggregate value of such claims. The Company's obligations with respect to present and future claims could be determined through litigation in Bankruptcy Court, the High Court of Justice, Chancery Division in London, England and/or through negotiations with each of the official committees appointed; that determination may provide the basis for a plan of reorganization or scheme of arrangement.

     The Company anticipates that its liability for pending and future asbestos claims will be addressed in a plan of reorganization developed and approved by the Bankruptcy Court and the High Court. It is anticipated that as part of the Plan of Reorganization the Bankruptcy Court and the High Court will ultimately issue a permanent injunction channeling all asbestos-related claims away from the reorganized companies and barring the assertion of pending or future asbestos-related claims against the reorganized companies.

The following summarizes the Company's asbestos- related issues:

T&N Asbestos Litigation

     Prior to the Restructuring Proceedings, the Company's U.K. subsidiary, T&N Ltd., and two U.S. subsidiaries (the "T&N Companies") were, among many defendants named in numerous court actions in the U.S. alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N Ltd. was also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. Because of the slow onset of asbestos-related diseases, management anticipated that similar claims could have been made in the future. The Company expects that all claims, including future claims, will be addressed in the Bankruptcy Proceedings.

     In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.3 billion at September 30, 2001) represented the Company's estimate for claims currently pending and those which were reasonably estimated to be asserted in a future period. Prior to the Restructuring Proceedings the Company believed that these claims would be paid over approximately the next 11 years. In arriving at the revised liability for the T&N Companies, assumptions were made regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

     While the Company believes that the liability and receivable recorded were appropriate for anticipated losses arising from asbestos-related claims against the T&N Companies for the period covered, it is the Company's view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the proceeding; the number of future claims that will be included in a plan of reorganization; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; and the impact that historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding.

     No assurance can be given that the T&N Companies will not be subject to material additional liabilities and significant additional litigation relating to asbestos for the period covered. In the event that such liabilities exceed the amounts recorded by the Company or the remaining insurance coverage, the Company's results of operations and financial condition could be materially affected.

     The Company does not believe it can, at this time, reasonably determine the ultimate asbestos liability for all pending and future claims as the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, the cost to resolve them and the impact of the Restructuring Proceedings. Accordingly, it is possible that the ultimate losses from asbestos-related claims could be greater than the amounts recorded.

     T&N Ltd. was a defendant in approximately 64,600 pending personal injury claims as of September 30, 2001. The two United States subsidiaries were defendants in approximately 123,600 pending personal injury claims as of September 30, 2001.

     In 1988, T&N Ltd. appointed the Center for Claims Resolution ("CCR") as exclusive representative in relation to all asbestos-related personal injury claims made against the T&N Companies in the United States. Effective January 18, 2000, the two United States subsidiaries withdrew from CCR and appointed a law firm specializing in asbestos matters as their litigation defense, claims handling and administrative service provider; T&N, however, remained a member of CCR through the date of the Restructuring Proceedings. This change was intended to create greater economic and defense efficiencies for the two subsidiaries. The T&N Companies previously entered into $225 million of surety, with a declining balance, to meet CCR collateral requirements for certain related obligations. Performance under the surety bond is subject to approval by the Bankruptcy Court. As a result of the Restructuring Proceedings T&N's membership in CCR was terminated. An in-house claims tracking process has been initiated in order to maintain claims information previously administered by CCR and the Company's outside asbestos defense counsel.

     In January 2001 the Company adopted a new strategy for dealing with its asbestos issue. The new strategy had two aspects. First, the Company adopted a trial list strategy that generally avoided entering into large-scale claim inventory settlements, and instead only paid cases that were on trial dockets. As a result, the T&N Companies had more cases tried to verdict than had previously been experienced. This resulted in significant verdicts where acceptable settlements could not be reached in advance of trial. In February 2001, a jury in Beaumont, Texas returned a verdict against one of the T&N Companies in favor of 22 plaintiffs in the amount of $18.5 million. The co-defendant in the verdict, U.S. Gypsum, was found liable for an additional $16.6 million. U.S. Gypsum, a former CCR member, is now in Chapter 11. In addition, two jury verdicts, one in Missouri and one in California, for $11 million in aggregate have been rendered. Appeals in all three cases appeals were pending as of the date of the Restructuring Proceedings. The second aspect of the Company's strategy was to pursue a legislative solution. The Company works with a coalition group to advance federal legislation that would establish medical criteria to differentiate the sick from the non-sick; limit or abolish the consolidation of cases; and establish venue requirements that provide that an individual's claim must be brought where he or she lives or worked.

     In 1996, T&N Ltd. purchased for the T&N Companies a (pound)500 million layer of insurance which will be triggered should the aggregate costs of claims filed after June 30, 1996, where the exposure occurred prior to that date, exceed (pound)690 million. The Company believes that the aggregate cost of the claims filed after June 30, 1996 will exceed the trigger point. While the uncertainty in estimating the asbestos liability has increased as a result of the Restructuring Proceeds, the Company has recorded as of September 30, 2001 an insurance recoverable asset under the T&N policy of $570 million. The Company believes that based on its review of the insurance policies and advice from outside legal counsel that it is probable that the T&N Companies will be entitled to receive payment from the reinsures for the cost of the claims in excess of the trigger point of the insurance. The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk of the reinsurers not being able to meet their obligation to pay, once the claims filed after June 30, 1996 exceed the (pound)690 million trigger point. The U.S. claims' costs applied against this policy are converted at a fixed exchange rate of $1.69/(pound). As such, if the market exchange rate is less then $1.69/(pound), the Company will effectively have a discount from 100% recovery on claims paid. At September 30, 2001, the $570 million insurance recoverable asset is net of an exchange rate discount of approximately $75 million.

     The ultimate exposure of the T&N Companies with respect to asbestos liabilities will depend upon the extent to which the insurance described above will be available to cover claims made in the Restructuring Proceedings.

Abex and Wagner Asbestos Litigation

     As of the date of the Restructuring Proceedings, other businesses of the Company formerly owned by Cooper Industries, Inc. known as Abex and Wagner were involved as defendants in numerous court actions in the U.S. alleging personal injury from exposure to asbestos or asbestos-containing products. These claims mainly involve friction products. Abex was a defendant in approximately 65,600 pending claims as of September 30, 2001. Wagner was a defendant in approximately 37,500 claims as of September 30, 2001.

     The liability of the Company with respect to claims alleging exposure to Wagner products arises from the 1998 stock purchase from Cooper Industries of the corporate successor by merger to Wagner Electric Company; the purchased entity is now a wholly-owned subsidiary of the Company and one of the Debtors in the Chapter 11 proceedings. As a consequence of the Restructuring Proceedings, all claims against the Company and the purchased subsidiary alleging liability for Wagner product exposures have been stayed.

     The liability of the Company with respect to claims alleging exposure to Abex products arises from a contractual liability entered into in 1994 by the predecessor to the corporation whose stock the Company purchased in 1998, as described in the preceding paragraph. Pursuant to that 1994 contract, prior to the Restructuring Proceedings the Company, through the relevant subsidiary was liable for certain indemnity and defense payments incurred on behalf of an entity known as Pneumo Abex Corporation, the successor in interest to Abex Corporation. Effective as of the Petition Date, the Company has ceased making such payments and is currently considering whether to accept or reject the aforesaid contractual liability.

     In 2000, the Company decreased its estimate of probable asbestos-related liability for Abex and Wagner claims by $127 million, which was accompanied by an approximately equivalent reduction in the insurance recoverable asset. The revised estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $226 million as of September 30, 2001) represented the Company's estimate for claims currently pending and those, which were reasonably estimated to be asserted in a future period. Prior to the Restructuring Proceedings, the Company believed that these claims would be paid over approximately the next 11 years. In arriving at the revised liability for Abex and Wagner claims, assumptions were made regarding the number of claims anticipated to be received in the future, the typical cost of settlement (which is sensitive to the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, and the timing of settlements.

     While the Company believes that the liability and receivable recorded for Abex and Wagner claims were appropriate for anticipated losses arising from asbestos-related claims against Abex and Wagner for the covered period, it is the Company's view that, such asbestos activities will be impacted by the Restructuring Proceedings and are, at this time, uncertain. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the proceeding; the number of future claims that will be included in a plan of reorganization; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

     No assurance can be given that the Company will not be subject to material additional liabilities and significant additional litigation relating to asbestos for the period covered. In the event that such liabilities exceed the amounts recorded by the Company or the remaining insurance coverage, the Company's results of operations, could be materially affected.

     The Company does not believe it can, at this time, reasonably determine the ultimate asbestos liability for all pending and future claims as the level of uncertainty is too great to provide for reasonable estimation of the number of such claims, the nature of such claims, the cost to resolve them and the impact of the Restructuring Proceedings. Accordingly, it is possible that the ultimate losses from asbestos-related claims could be greater than the amounts recorded. The ultimate exposure of Abex and Wagner with respect to asbestos liabilities will also depend upon the extent to which the insurance described above will be available to cover claims made in the Restructuring Proceedings.

     Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that, barring unforeseen insolvencies of excess carriers or other adverse events should provide coverage for asbestos claims against Abex.

     Wagner, now a re-named subsidiary of the Company as a consequence of the 1998 transaction described above, also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner's solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner.

     The Company believes that based on its review of the insurance policies, the financial viability of the insurance carriers, and advice from outside legal counsel, it is probable that Abex and Wagner will receive payment for a portion of the cost of claims. Based on the probable conclusion of collection under the insurance policies, the Company has recorded a $177 million insurance recoverable asset related to the Abex and Wagner liabilities.

Federal-Mogul and Fel-Pro Asbestos Litigation

     Prior to the Restructuring Proceedings the Company was also sued in its own name as one of a large number of defendants in a number of lawsuits brought by claimants alleging injury due to exposure to asbestos. As a result of its ownership of certain assets involved in gasket making, the Company was a defendant in approximately 53,000 pending claims as of September 30, 2001. Over 40,000 of these claims were transferred to a federal court where, prior to the Restructuring Proceedings, they were pending. Prior to the Restructuring Proceedings the Company's Fel-Pro subsidiary also was named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. Fel-Pro was a defendant in approximately 33,000 pending claims as of September 30, 2001. Over 32,000 of these claims were transferred to a federal court where, prior to the Restructuring Proceedings, they were pending The Company was defending all such claims vigorously and believed that it and Fel-Pro had substantial defenses to liability and insurance coverage for defense and indemnity. All claims alleging exposure to the products of the Company and of Fel-Pro have been stayed as a result of the Restructuring Proceedings.

Aggregate of Asbestos Liability and Insurance Recoverable Asset

     As of September 30, 2001, the Company has provided an aggregated liability for all of its subsidiaries and businesses with potential asbestos liability of approximately $1.6 billion for claims currently pending and those which were reasonably expected to be asserted in a future period. Prior to the Restructuring Proceedings the Company believed that these claims would be paid over approximately the next 11 years. As a result of the Restructuring Proceedings, the Company does not expect to incur asbestos payments over the next 12 months and has reflected no current liability. As of October 1, 2001 this liability was classified as Liabilities Subject to Compromise.

     The Company believes that it is probable that its subsidiaries with asbestos-related liabilities and related insurance policies will collect the recorded aggregated insurance recoverable asset of $749 million.

Other

     The Company has been named in a class action lawsuit captioned In Re
                                                                    -----
Federal-Mogul Corp. Securities Litigation, alleging violations by the Company of
-----------------------------------------
various federal securities laws. In September 2001 the Company's motion to dismiss the lawsuit was granted. The Company is involved in various other legal actions and claims, directly and through its subsidiaries. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that the outcomes are not likely to have a material adverse effect on the Company's financial position, operating results, or cash flows.

    On October 1, 2001, in connection with the Restructuring Proceedings, the Company received notice from the New York Stock Exchange (the "Exchange") that it was in violation of the Exchange's minimum trading price listing criteria. The Company has been granted six months to correct the violation or the Exchange could initiate delisting proceedings against the Company. The Company cannot provide any assurance whether its stock price will comply with the Exchange's listing criteria. In the event the Company's shares are delisted from the Exchange, the Company's shares would continue to trade on the Over-the-Counter exchange.

Environmental Matters

    The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") or other similar federal or state environmental laws. These laws require responsible parties to pay for cleaning up contamination resulting from hazardous wastes, which were discharged into the environment by them, or by others to which they sent such wastes for disposition. In addition, the Company has been notified by the United States Environmental Protection Agency and various state agencies that it may be a potentially responsible party ("PRP") under such law for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. At most of the sites that are likely to be costliest to clean up, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company's exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company's share of the total waste has generally been small. The other companies, which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly owned companies, and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental reserve was approximately $56.6 million and $67.9 million at September 30, 2001 and December 31, 2000, respectively. The decrease is primarily due to remediation payments made during the first six months of 2001. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect to such matters. As a result of the Restructuring Proceedings, the Company has identified approximately $23.1 million of the reserve is subject to compromise, and is evaluating such classification for other sites.

9.  INVENTORIES

    Inventories consisted of the following (in millions):

                                                 September 30    December 31
                                                     2001            2000
                                                 ------------    -----------
          Finished products ..................      $  507.5       $  545.8
          Work-in-process ....................         126.9          136.3
          Raw materials ......................         151.2          155.8
                                                    --------       --------
                                                       785.6          837.9
          Reserve for inventory valuation ....         (40.9)         (29.3)
                                                    --------       --------
                                                    $  744.7       $  808.6
                                                    ========       ========

10.  RESTRUCTURING AND RATIONALIZATION

     During the first nine months of 2001, the Company recognized $38.0 million of restructuring charges related to severance and exit costs. Severance costs of $36.0 million primarily included the planned consolidation of the European friction business and the January 2001 salaried employee reductions in North America and Europe. Total employee reductions are expected to be approximately 1,000 of which 750 have been terminated as of September 30, 2001. Exit costs of $2.0 million are primarily comprised of planned consolidation of the European friction business.

    The following table sets forth the restructuring and rationalization reserves for the nine months ended September 30, 2001 (in millions):

                                                                     Restructuring  Rationalization      Total
                                                                     -------------  ---------------      -----
          Balance of reserves at December 31, 2000 ................       $   89.9         $  18.0     $  107.9
          Restructuring charges ...................................           29.8              --         29.8
          Effect of foreign exchange ..............................           (1.3)           (0.1)        (1.4)
          Payments against restructuring reserves .................          (13.8)           (2.2)       (16.0)
                                                                          --------         -------     --------
          Balance of reserves at March 31, 2001 ...................       $  104.6         $  15.7     $  120.3
          Restructuring charges ...................................            2.1              --          2.1
          Effect of foreign exchange ..............................           (1.3)            0.1         (1.2)
          Payments against restructuring reserves .................          (21.0)           (0.5)       (21.5)
                                                                          --------         -------     --------
          Balance of reserves at June 30, 2001 ....................       $   84.4         $  15.3     $   99.7
          Restructuring charges ...................................            6.1              --          6.1
          Effect of foreign exchange ..............................            1.8              --          1.8
          Payments against restructuring reserves .................          (12.5)           (0.1)       (12.6)
                                                                          --------         -------     --------
          Balance of reserves at September 30, 2001 ...............       $   79.8         $  15.2     $   95.0
                                                                          ========         =======     ========

    Of the $16.0 million of payments during the first quarter of 2001, $2.0 million were exits costs and $14.0 million were severance costs. Of the $21.5 million of payments in the second quarter of 2001, $1.7 million were exits costs and $19.8 million were severance costs. Of the $12.6 million of payments in the third quarter of 2001, $2.8 million were exits costs and $9.8 million were severance costs.

11.  DERIVATIVE FINANCIAL INSTRUMENTS

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

Foreign Currency Risk

    Certain forecasted transactions and recorded transactions and assets and liabilities are exposed to foreign currency risk. The Company monitors its foreign currency exposures daily to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro, British pound, Japanese yen and Canadian dollar. Options used to hedge a portion of forecasted transactions, for up to twelve months in the future, are designated as cash flow hedging instruments. Options and forwards used to hedge certain booked transactions and assets and liabilities are not designated as hedging instruments under SFAS 133 as they are natural hedges. The effect of changes in the fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during the three and nine months ended September 30, 2001.

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

Other

    For options designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133, did not have a material effect on operations for the three and nine months ended September 30, 2001. No fair value hedges or cash flow hedges were de-designated or discontinued for the three and nine months ended September 30, 2001.

    For the three months ended September 30, 2001, Other expense, net included a $7,000 net gain comprised of $1.1 million of net losses and $1.1 million of net gains on fair value of derivatives not designated as hedging instruments. For the nine months ended September 30, 2001, Other expenses, net included a $0.2 million net gain comprised of $6.8 million of net losses and $7.0 million of net gains on fair value of derivatives not designated as hedging instruments.

    Derivative gains and losses included in OCI are reclassified into operations at the time forecasted transactions are recognized. During the three and nine months ended September 30, 2001, $538,000 and $954,000 of derivative losses were reclassified to cost of goods sold, respectively. The Company also reduced OCI by $740,000 pre-tax during the nine months ended September 30, 2001 for market fluctuations on its commodity hedges. As a result of the Filing the Company's forward contracts were canceled and the $740,000 was charged to income as a Chapter 11 and Administration related expense in October 2001.

12.   EXTRAORDINARY ITEM

     During the second quarter of 2001, the Company completed a series of debt to equity exchanges of its public bonds. As a result of these exchanges, the Company issued 3.3 million shares in aggregate of its common stock to the holders of: $10.0 million face value of its 2004 Notes; $1.8 million face value of its 2007 Notes; $20.2 million face value of its 2009 Notes; and $1.0 million face value of its 2010 Notes. These exchanges resulted in a gain of $25.1 million.

     During the third quarter of 2001, the Company completed several additional exchanges resulting in the issuance of 6.3 million shares in aggregate of its common stock to the holders of: $8.0 million face value of its 2006 7.75% Notes; $5.0 million of its 2006 7.375 Notes; $19.7 million face value of its 2007 Notes; $15.8 million face value of its 2009 Notes; and $8.0 million face value of its 2010 Notes. The exchanges resulted in a gain of $47.1 million.

     As a result of the deferred tax valuation allowance recorded in the third quarter the extraordinary gain does not have a related tax expense for the third quarter. The second quarter tax expense has been reclassified to income tax expense accordingly.

13. COMPREHENSIVE LOSS

     Other comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on investments. Total comprehensive loss is summarized as follows (in millions of dollars):

                                                         Three Months         Nine Months
                                                       Ended September 30   Ended September 30
                                                       -------------------  -------------------
                                                         2001       2000       2001       2000
                                                       -------   ---------  ---------  --------
     Net earnings (loss) ..........................   $ (810.1)  $  (7.6)   $ (889.8)  $   56.2
      Other Comprehensive Income (Loss)
         Foreign currency translation adjustments..      113.8     (67.0)      (76.0)    (220.1)
         Derivatives and other, net of tax                 0.7      (0.1)        3.5       (0.5)
                                                      --------   -------    --------   --------
         Total Comprehensive Loss                     $ (695.6)  $ (74.7)   $ (962.3)  $ (164.4)
                                                      ========   =======    ========   ========

14. CONSOLIDATING CONDENSED FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

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

    As a result of the Restructuring Proceedings (see Note 2 "Voluntary Reorganization Under Chapter 11 and Administration") certain of the liabilities, as shown below, were Liabilities Subject to Compromise as of the Petition date:

                                                     Guarantor    Non-Guarantor
                                           Parent   Subsidiaries  Subsidiaries   Consolidated
                                        ----------  ------------  -------------  ------------
      Accounts payable .............    $     71.0    $    128.7     $     23.3    $    223.0
      Other accrued liabilities.....           4.6           0.8            2.7           8.1
      Environmental liabilities.....          23.1            --             --          23.1
      Interest payable .............          33.7            --             --          33.7
      Debt .........................       3,965.6           4.1            0.1       3,969.8
      Asbestos liabilities .........           1.5         526.3        1,047.5       1,575.3
                                        ----------    ----------     ----------    ----------
                                        $  4,099.5    $    659.9     $  1,073.6    $  5,833.0
                                        ==========    ==========     ==========    ==========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended September 30, 2001
(Millions of Dollars)

                                                                         (Unconsolidated)
                                                               ---------------------------------------
                                                                                             Non-
                                                                                             ----
                                                                            Guarantor      Guarantor
                                                                            ---------      ---------
                                                                  Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                               ----------  ------------   ------------  ------------  -------------
Net sales .................................................... $    303.4    $    444.2     $    657.5     $  (116.3)    $  1,288.8
Cost of products sold ........................................      252.2         364.5          549.9        (116.3)       1,050.3
                                                               ----------    ----------     ----------     ---------     ----------
     Gross margin ............................................       51.2          79.7          107.6            --          238.5
Selling, general and administrative expenses .................       81.7          53.3           78.8            --          213.8
Amortization of goodwill and other intangible
     assets ..................................................        5.0          11.2           13.0            --           29.2
Restructuring charges ........................................         --            --            6.1            --            6.1
Adjustment of assets held for sale and other
     long-lived assets to fair value .........................         --         380.9          115.7            --          496.6
Interest expense, net ........................................       71.7           0.1           (0.4)           --           71.4
International currency exchange losses/(gains) ...............        0.9          (0.4)           1.4            --            1.9
Chapter 11 and Administration related
       reorganization expenses ...............................       13.7            --             --            --           13.7
Other expense (income), net ..................................      (14.4)         18.6           80.5            --           84.7
                                                               ----------    ----------     ----------     ---------     ----------
     Loss before income taxes, extraordinary
           items and equity in losses of
           subsidiaries ......................................     (107.4)       (384.0)        (187.5)           --         (678.9)
Income tax expense ...........................................      143.0          34.0            1.3            --          178.3
                                                               ----------    ----------     ----------     ---------     ----------
        Loss before extraordinary items and equity
           in losses of subsidiaries .........................     (250.4)       (418.0)        (188.8)           --         (857.2)
Extraordinary Items -- gain on early retirement
    of debt ..................................................      (47.1)           --             --            --          (47.1)
                                                               ----------    ----------     ----------    ----------     ----------
     Loss before equity in losses of
           Subsidiaries ......................................     (203.3)       (418.0)        (188.8)           --         (810.1)
Equity in (losses) earnings of subsidiaries ..................     (606.8)          4.5             --         602.3             --
                                                               ----------    ----------     ----------    ----------     ----------
Net Loss ..................................................... $   (810.1)   $   (413.5)    $   (188.8)   $    602.3     $   (810.1)
                                                               ==========    ==========     ==========    ==========     ==========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Nine Months Ended September 30, 2001
(Millions of Dollars)

                                                                         (Unconsolidated)
                                                               ---------------------------------------
                                                                                             Non-
                                                                                             ----
                                                                            Guarantor      Guarantor
                                                                            ---------      ---------
                                                                  Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                               ----------  ------------   ------------  ------------  -------------
Net sales .................................................... $    972.4    $  1,419.3     $  2,180.0     $  (406.8)    $  4,164.9
Cost of products sold ........................................      794.2       1,147.0        1,785.5        (406.8)       3,319.9
                                                               ----------    ----------     ----------     ---------     ----------
     Gross margin ............................................      178.2         272.3          394.5            --          845.0
Selling, general and administrative expenses .................      221.8         167.8          258.9            --          648.5
Amortization of goodwill and other intangible
     assets ..................................................       15.2          34.7           39.5            --           89.4
Restructuring charges ........................................       12.2            --           25.8            --           38.0
Adjustment of assets held for sale and other
     long-lived assets to fair value .........................        0.6         380.9          115.8            --          497.3
Interest expense, net ........................................      230.9           0.4            3.9            --          235.2
International currency exchange losses/(gains) ...............        2.4          (0.2)           2.8            --            5.0
Chapter 11 and Administration related
       reorganization expenses ...............................       14.4            --             --            --           14.4
Other expense (income), net ..................................       61.3          (1.6)           0.6            --           60.3
                                                               ----------    ----------     ----------     ---------     ----------
     Loss before income taxes, extraordinary
           items and equity in losses of
           subsidiaries ......................................     (380.6)       (309.7)         (52.8)           --         (743.1)
Income tax expense ...........................................      105.6          83.8           29.5            --          218.9
                                                               ----------    ----------     ----------     ---------     ----------
        Loss before extraordinary items and equity
           in losses of subsidiaries .........................     (486.2)       (393.5)         (82.3)           --         (962.0)
Extraordinary Items -- gain on early retirement
    of debt ..................................................      (72.2)           --             --            --          (72.2)
                                                               ----------    ----------     ----------    ----------     ----------
     Loss before equity in losses of
           Subsidiaries ......................................     (414.0)       (393.5)         (82.3)           --         (889.8)
Equity in (losses) earnings of subsidiaries ..................     (475.8)         83.4             --         392.4             --
                                                               ----------    ----------     ----------    ----------     ----------
Net Loss ..................................................... $   (889.8)   $   (310.1)    $    (82.3)   $    392.4     $   (889.8)
                                                               ==========    ==========     ==========    ==========     ==========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended September 30, 2000
(Millions of Dollars)

                                                                  (Unconsolidated)
                                                        --------------------------------------
                                                                                     Non-
                                                                                     ----
                                                                     Guarantor     Guarantor
                                                                     ---------     ---------
                                                         Parent     Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                        --------    ------------  ------------   ------------   ------------
Net sales ............................................. $    345.8    $    507.9     $    744.5      $ (170.3)   $  1,427.9
Cost of products sold .................................      275.5         386.5          597.5        (170.3)      1,089.2
                                                        ----------    ----------     ----------      --------    ----------
     Gross margin .....................................       70.3         121.4          147.0            --         338.7
Selling, general and administrative expenses ..........       65.0          57.4           88.1            --         210.5
Amortization of goodwill and other intangible
     assets ...........................................        5.4          10.8           15.0            --          31.2
Restructuring charges .................................        3.1           2.5            3.0            --           8.6
Adjustment of assets held for sale and other
     long-lived assets to fair value ..................         --            --            4.6            --           4.6
Interest expense, net .................................       71.9           0.5            1.0            --          73.4
International currency exchange (gains) losses ........        1.6            --            1.7            --           3.3
Other expense (income), net ...........................      (78.2)        (26.5)         113.3            --           8.6
                                                        ----------    ----------     ----------      --------    ----------
     Earnings (loss) before income taxes and
           equity in earnings (loss) of subsidiaries ..        1.5          76.7          (79.7)           --          (1.5)
Income tax expense (benefit) ..........................        6.1          36.0          (36.0)           --           6.1
                                                        ----------    ----------     ----------      --------    ----------
     Earnings (loss) before equity in earnings ........
            (loss) of subsidiaries ....................       (4.6)         40.7          (43.7)           --          (7.6)
Equity in earnings (loss) of subsidiaries .............       (3.0)         88.1             --         (85.1)           --
                                                        ----------    ----------     ----------      --------    ----------
Net Earnings (Loss) ...................................   $   (7.6)   $    128.8     $    (43.7)     $  (85.1)   $     (7.6)
                                                        ==========    ==========     ==========      ========    ==========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Nine Months Ended September 30, 2000
(Millions of Dollars)

                                                                   (Unconsolidated)
                                                         ---------------------------------------
                                                                                        Non-
                                                                                        ----
                                                                      Guarantor      Guarantor
                                                                      ---------      ---------
                                                            Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                         ----------  ------------   ------------  ------------  ------------
Net sales .............................................  $  1,130.1    $  1,625.2     $  2,469.3      $ (559.8)   $  4,664.8
Cost of products sold .................................       867.9       1,211.7        1,962.6        (559.8)      3,482.4
                                                         ----------    ----------     ----------      --------    ----------
     Gross margin .....................................       262.2         413.5          506.7            --       1,182.4
Selling, general and administrative expenses ..........       180.1         175.8          273.5            --         629.4
Amortization of goodwill and other intangible
     assets ...........................................        15.6          31.1           47.0            --          93.7
Restructuring charges .................................         5.9           7.9           63.5            --          77.3
Adjustment of assets held for sale and other
     long-lived assets to fair value ..................          --           4.6           10.0            --          14.6
Interest expense, net .................................       205.9           0.9            6.7            --         213.5
International currency exchange (gains) losses ........         2.1           0.7           (1.5)           --           1.3
Other expense (income), net ...........................         3.3         (57.1)          79.2            --          25.4
                                                         ----------    ----------     ----------      --------    ----------
     Earnings (loss) before income taxes and
           equity in earnings (loss) of subsidiaries ..      (150.7)        249.6           28.3            --         127.2
Income tax expense (benefit) ..........................       (74.2)        129.0           16.2            --          71.0
                                                         ----------    ----------     ----------      --------    ----------
     Earnings (loss) before equity in earnings
            (loss) of subsidiaries ....................       (76.5)        120.6           12.1            --          56.2
Equity in earnings (loss) of subsidiaries .............       132.7         233.3             --        (366.0)           --
                                                         ----------    ----------     ----------      --------    ----------
Net Earnings (Loss) ...................................  $     56.2    $    353.9     $     12.1      $ (366.0)   $     56.2
                                                         ==========    ==========     ==========      ========    ==========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
September 30, 2001
(Millions of Dollars)

                                                                      (Unconsolidated)
                                                           ---------------------------------------
                                                                                        Non-
                                                                        Guarantor     Guarantor
                                                             Parent   Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                                           ---------- ------------- --------------  ------------    ------------
                        ASSETS

Cash and equivalents....................................   $     26.0  $        8.7  $       228.5  $        --     $      263.2
Accounts receivable ....................................         38.2          12.8          477.8           --            528.8
Investment in accounts receivable securitization .......           --            --          219.9           --            219.9
Inventories ............................................        104.0         290.7          350.0           --            744.7
Deferred taxes .........................................        138.8            --           27.4           --            166.2
Prepaid expenses and income tax benefits ...............         69.7          44.8           86.2           --            200.7
                                                           ----------  ------------  -------------  -----------     ------------
     Total Current Assets ..............................        376.7         357.0        1,389.8           --          2,123.5
Property, plant and equipment ..........................        261.1         686.7        1,226.3           --          2,174.1
Goodwill ...............................................        551.3         958.2        1,274.5           --          2,784.0
Other intangible assets ................................         37.0         300.1          275.9           --            613.0
Investment in subsidiaries .............................      6,365.5       2,984.0             --     (9,349.5)              --
Intercompany accounts, net .............................     (2,079.7)      2,475.0         (395.3)          --               --
Asbestos-related insurance recoverable .................           --         179.5          569.7           --            749.2
Other noncurrent assets ................................        237.0          23.5          789.5           --          1,050.0
                                                           ----------  ------------  -------------  -----------     ------------
     Total Assets ......................................   $  5,748.9  $    7,964.0  $     5,130.4  $  (9,349.5)    $    9,493.8
                                                           ==========  ============  =============  ===========     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt, including current portion of
  long-term debt and debt in default ...................   $  4,017.7  $        4.1  $        17.3  $        --     $    4,039.1
Accounts payable .......................................         71.0         128.7          186.6           --            386.3
Accrued compensation ...................................         68.3          26.5          127.0           --            221.8
Restructuring and rationalization reserves .............         13.3          18.3           63.4           --             95.0
Interest payable .......................................         53.1           0.2            1.3           --             54.6
Other accrued liabilities ..............................         68.2         144.0          183.8           --            396.0
                                                           ----------  ------------  -------------  -----------     ------------
     Total Current Liabilities .........................      4,291.6         321.8          579.4           --          5,192.8
Long-term debt .........................................           --            --           15.2           --             15.2
Long-term portion of asbestos liability ................          1.5         526.3        1,047.5           --          1,575.3
Postemployment benefits ................................        472.2           0.4          163.0           --            635.6
Other accrued liabilities ..............................        340.6           0.5          510.8           --            851.9
Minority interest in consolidated subsidiaries .........         46.5           8.4            0.2           --             55.1
Company-obligated mandatorily redeemable preferred
  securities of subsidiary holding solely convertible
  subordinated debentures of the Company ...............           --            --          571.4           --            571.4
Shareholders' Equity ...................................        596.5       7,106.6        2,242.9     (9,349.5)           596.5
                                                           ----------  ------------  -------------  -----------     ------------
     Total Liabilities and Shareholders' Equity ........   $  5,748.9  $    7,964.0  $     5,130.4  $  (9,349.5)    $    9,493.8
                                                           ==========  ============  =============  ===========     ============

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
December 31, 2000
(Millions of Dollars)

                                                                       (Unconsolidated)
                                                              --------------------------------------
                                                                                           Non-
                                                                          Guarantor     Guarantor
                                                                Parent   Subsidiaries  Subsidiaries    Eliminations  Consolidated
                                                              --------- ------------- --------------  ------------- -------------
                       ASSETS

Cash and equivalents.....................................     $   148.3   $      10.9   $      (52.0)    $      --     $   107.2
Accounts receivable .....................................          22.4            --          490.4            --         512.8
Investment in accounts receivable securitization ........            --            --          229.1            --         229.1
Inventories .............................................         137.9         299.2          371.5            --         808.6
Deferred taxes ..........................................         148.2            --           87.3            --         235.5
Prepaid expenses and income tax benefits ................          49.4          53.0           92.7            --         195.1
                                                              ---------   -----------   ------------     ---------     ---------
     Total Current Assets ...............................         506.2         363.1        1,219.0            --       2,088.3
Property, plant and equipment ...........................         270.4         887.2        1,231.2            --       2,388.8
Goodwill ................................................         584.5       1,256.7        1,461.9            --       3,303.1
Other intangible assets .................................          39.8         406.2          300.4            --         746.4
Investment in subsidiaries ..............................       6,186.0       2,871.6             --      (9,057.6)           --
Intercompany accounts, net ..............................      (1,591.5)      1,787.5         (196.0)           --            --
Asbestos-related insurance recoverable ..................            --         194.4          576.7            --         771.1
Other noncurrent assets .................................         460.5          88.6          606.6            --       1,155.7
                                                              --------    -----------   ------------     ---------     ---------
     Total Assets .......................................     $ 6,455.9   $   7,855.3   $    5,199.8     $(9,057.6)    $10,453.4
                                                              =========   ===========   ============     =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt, including current portion of
   long-term debt .......................................     $   124.4   $       3.0   $       20.4     $      --     $   147.8
Accounts payable ........................................          78.0         145.0          208.9            --         431.9
Accrued compensation ....................................          31.8          27.6           98.4            --         157.8
Restructuring and rationalization reserves ..............          12.6          27.1           68.2            --         107.9
Current portion of asbestos liability ...................            --            --          350.0            --         350.0
Interest payable ........................................          92.9           0.3            1.2            --          94.4
Other accrued liabilities ...............................          31.7         141.9          237.3            --         410.9
                                                              ---------   -----------    --------------  ---------     ---------

     Total Current Liabilities ..........................         371.4         344.9          984.4            --       1,700.7
Long-term debt ..........................................       3,534.0           7.6           18.1            --       3,559.7
Long-term portion of asbestos liability .................            --         606.4          855.5            --       1,461.9
Postemployment benefits .................................         470.1            --          167.5            --         637.6
Other accrued liabilities ...............................         474.9            --          435.9            --         910.8
Minority interest in consolidated subsidiaries ..........          55.3           2.2             --            --          57.5
Company-obligated mandatorily redeemable  preferred
   securities of subsidiary holding solely convertible
   subordinated debentures of the Company ...............            --            --          575.0            --         575.0
Shareholders' Equity ....................................       1,550.2       6,894.2        2,163.4      (9,057.6)      1,550.2
                                                              ---------   -----------    -----------     ---------     ---------
     Total Liabilities and Shareholders' Equity .........     $ 6,455.9   $   7,855.3    $   5,199.8     $(9,057.6)    $10,453.4
                                                              =========   ===========    ===========     =========     =========

                                       28

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 2001
(Millions of Dollars)

                                                               (Unconsolidated)
                                                      -------------------------------------
                                                                Guarantor     Non-Guarantor
                                                      Parent    Subsidiaries   Subsidiaries     Eliminations  Consolidated
                                                      ------    ------------   ------------     ------------  ------------
Net Cash Provided From (Used By)
   Operating Activities ............................  $  (4.7)       $  46.4       $(212.9)         $   --      $ (171.2)

Cash Provided From (Used By) Investing
    Activities:
Expenditures for property, plant and
   equipment and other long-term assets ............    (23.0)         (64.5)       (133.6)             --        (221.1)
Proceeds from sale of property, plant and
      equipment ....................................       --            9.4           9.6              --          19.0
   Business acquisitions, net of cash acquired .....       --             --         (18.8)             --         (18.8)
   Proceeds from sales of businesses ...............      5.2          209.0          27.6              --         241.8
                                                      --------       --------      --------       ---------     ---------
        Net Cash Provided From (Used By)
               Investing Activities ................    (17.8)         153.9        (115.2)             --          20.9

Cash Provided From (Used By) Financing
    Activities:
Proceeds from issuance of long-term debt ...........    666.4             --            --              --         666.4
Principal payments on long-term debt ...............   (163.7)            --          (8.1)             --        (171.8)
Increase (decrease) in short-term debt .............    (57.6)          (6.5)         (7.3)             --         (71.4)
Fees paid for debt issuance and other securities ...    (18.5)            --            --              --         (18.5)
Change in intercompany accounts ....................   (414.4)        (196.0)        610.4              --            --
Sale of accounts receivable under securitization ...    (89.6)            --            --              --         (89.6)
Dividends ..........................................     (1.9)            --            --              --          (1.9)
Other ..............................................     (6.9)            --            --              --          (6.9)
                                                      --------       --------      --------       ---------     ---------
     Net Cash Provided From (Used By)
        Financing Activities .......................    (86.2)        (202.5)        595.0              --         306.3
                                                      --------       --------      --------       ---------     ---------
     Net Increase (Decrease) in Cash
        and Equivalents ............................  $(108.7)       $  (2.2)      $ 266.9          $   --      $  156.0
                                                      ========       ========      ========       =========     =========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 2000
(Millions of Dollars)

                                                                  (Unconsolidated)
                                                         ---------------------------------
                                                                  Guarantor     Non-Guarantor
                                                                  ---------     -------------
                                                       Parent    Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                                       ------    ------------   ------------    ------------  ------------
Net Cash Provided From (Used By)
   Operating Activities ............................  $(130.4)       $ 169.1        $ (117.3)       $     --      $(78.6)

Expenditures for property, plant and equipment
        and other long-term assets .................     (4.1)         (90.7)         (134.6)             --      (229.4)
Proceeds from the sales of businesses ..............      0.8                           60.1                        60.9
Other ..............................................       --             --            (3.4)             --        (3.4)
                                                     ---------      ---------      ----------      ----------    --------
     Net Cash Used By Investing Activities .........     (3.3)         (90.7)          (77.9)             --      (171.9)

Cash Provided From (Used By) Financing
    Activities:
Proceeds from issuance of long-term debt ...........    485.0             --              --              --       485.0
Principal payments on long-term debt ...............   (162.1)          (2.9)           (3.1)             --      (168.1)
Decrease in short-term debt ........................    (49.3)          (5.0)           27.4              --       (26.9)
Change in intercompany accounts ....................     (8.7)         (28.9)           37.6              --          --
Sale of accounts receivable under securitization        (46.9)            --              --              --       (46.9)
Dividends ..........................................     (3.1)            --              --              --        (3.1)
Other ..............................................     (3.3)            --             5.1              --         1.8
                                                     ---------      ---------      ----------      ----------    --------
     Net Cash Provided From (Used By)
        Financing Activities .......................    211.6          (36.8)           67.0              --       241.8
                                                     ---------      ---------      ----------      ----------    --------
     Net Increase (Decrease) in Cash and
        Equivalents .............................     $  77.9        $  41.6        $ (188.3)       $     --      $ (8.7)
                                                     =========      =========      ==========      ==========    ========

15. NEW ACCOUNTING PRONOUNCEMENTS

    On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

    The Company will adopt the new rules on accounting for goodwill and other intangible assets January 1, 2002. Application of the non-amortization provision of the Statement will result in an increase in net income. During the year ended December 31, 2000 and during the nine-months ended September 30, 2001 the Company recognized amortization expense of $123.6 million and $89.4 million, respectively, related primarily to goodwill and indefinite lived intangible assets. During 2002 the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. The Company has not completed its analysis of the effect of the initial impairment test under these statements and what effect the adoption of the initial impairment test will have on the financial statements.

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

VOLUNTARY BANKRUPTCY FILING:

     On October 1, 2001 (the "Petition Date"), the Company and all of its United States subsidiaries filed voluntary petitions for reorganization (the "U.K. Restructuring") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). In addition on October 1, 2001, certain of the Company's United Kingdom subsidiaries also filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the "U.K. Restructuring") under the United Kingdom Insolvency Act of 1986 (the "Act") in the High Court of Justice, Chancery division in London, England (the "High Court"). The Company and its U.S. and U.K. subsidiaries are herein referred to as the "Debtors". The U.S. Restructuring and U.K. Restructuring are herein referred to as the "Restructuring Proceedings". The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: Federal-Mogul
                                                          --------------------
Global Inc., T&N Limited, et al (Case No. 01-10578(SLR)). The Chapter 11 Cases
-------------------------------
do not include any of the Company's non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above.

     The Restructuring Proceedings were made in response to a sharply increasing number of asbestos-related claims. These claims are discussed in more detail in
Note 8 to the condensed consolidated financial statements. Under the Restructuring Proceedings, the Debtors expect to continue to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Restructuring Proceedings process to develop and implement a plan for addressing the asbestos-related claims against them.

Background of the Restructuring Proceedings:

     In December 2000, the Company increased its estimate of asbestos-related liability by $625.3 million and recorded a related insurance recoverable asset of $440.9 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters.

     In January 2001, the Company implemented a new strategy for dealing with its asbestos issue. The strategy had two features. First, the Company adopted a trial list strategy, avoiding wherever possible mass settlements and only paying individuals that were sick and where the Company or its subsidiaries' products were the cause of the illness. The second aspect of the Company's strategy was to pursue a legislative solution. The Company continues to work with a coalition group to advance federal legislation that will: establish medical criteria which will be used to differentiate the sick from the non-sick; establish criteria to limit the consolidation of cases; and establish venue requirements that provide that an individual's claim must be brought where they live or where they worked.

     In the first six months of 2001, three additional companies, WR Grace, GI Holdings (formerly GAF) and USG Corp, which are major defendants in many asbestos-related cases in which some of the Company's U.S. and U.K. subsidiaries are also named, filed for Chapter 11 bankruptcy protection. In the second quarter of 2001 the Company disclosed that without a satisfactory legislative solution to the asbestos litigation in the near term, the Company would need to consider alternative ways to manage its asbestos issue. These adverse developments continued during the third quarter of 2001. On September 30, 2001 the Company's Board of Directors concluded that a satisfactory legislative solution to the asbestos litigation was not probable in the near term and that a federal court-supervised Chapter 11 filing would provide the best forum available to achieve predictability and fairness in the claims settlement process. By filing under Chapter 11, the Company expects to be able to both obtain a comprehensive resolution of the claims against it and preserve the inherent value of its businesses.

Consequence of the Restructuring Proceedings:

     As a consequence of the Restructuring Proceedings, all pending litigation against the Debtors is generally stayed (subject to certain exceptions in the case of governmental authorities) and no party may take any action to realize its pre-petition claims except pursuant to order of the Bankruptcy Court or the High Court. It is the Debtors' intention to address all of their pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. However, it is currently impossible to predict with any degree of certainty how the plan will treat asbestos and other pre-petition claims or what impact any reorganization plan may have on the shares of common stock of the Company. The formulation and implementation of the plan of reorganization could take a significant period of time.

     Subsequent to the Restructuring Proceedings the Company's financial statements will be prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are subject to uncertainty. Given this uncertainty, there is doubt about continuing the going concern basis of presentation. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements. All of the Debtor's outstanding pre-petition debt is in default. Accordingly, the accompanying Consolidated Balance Sheets as of September 30, 2001 reflect the classification of the Debtors' pre-petition debt as current.

     The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations in the ordinary course of business, including employee wages and benefits, customer programs, shipping charges and a limited amount of claims of essential trade creditors.

     In the U.S. two creditors' committees, one representing asbestos claimants and another representing general unsecured creditors, have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Company expects that the appointed committees, together with a legal representative of future asbestos claimants to be appointed by the Bankruptcy Court, will play important roles in the Restructuring Proceedings. In the U.K. the Company expects the Administrator to appoint a creditor's committee, representing asbestos claimants and general unsecured creditors. The Company expects this committee to play an important role in the negotiation of any scheme of arrangement.

     As provided by the Bankruptcy Code, the Debtors initially have the exclusive right to propose a plan of reorganization within 120 days following the Petition Date with the Bankruptcy Court. The Debtors expect to ask the Bankruptcy Court to extend the period of exclusivity, which request they expect to be granted. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan of reorganization is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors. As provided by the Act, the Administrator will propose a scheme of arrangement, with the High Court.

    In connection with the Restructuring Proceedings, the Company has received commitments for up to $675 million in debtor-in-possession ("DIP") Credit Facility from JP Morgan Chase & Co. ("Chase") to supplement liquidity and fund operations during the reorganization process. On an interim basis, the Bankruptcy Court approved the availability of a $450 million DIP credit facility from Chase. The final hearing in the DIP Credit Facility is scheduled for November 20, 2001. The DIP Credit Facility has a term of two years and bears interest at either alternate base rate ("ABR") plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus 3.5 percentage points. The ABR is the greatest of either Chase's prime rate or the base CD rate plus 1 percentage point or the fed funds rate plus 1/2 percentage point. The Company believes, based on information presently available, that cash on hand, cash available from operations and the DIP credit facility will provide sufficient liquidity to allow its businesses to operate without interruption.

     As of September 30, 2001, the Company had $263.2 million of cash and equivalents. Of this amount, $196.3 million was in the possession of non-Debtor subsidiaries outside of the United States and $23.3 million was in the possession of Federal-Mogul Funding Corporation (FMFC). On October 1, 2001, FMFC notified BankOne and Wachovia Bank that an Amortization Event, as defined in the accounts receivable securitization agreement, had occurred effective with the U.S. Restructurings, as a result, transfers of receivables to the trust ceased. On October 9, 2001, the Company made a payment of $217.1 million, with borrowings from the DIP Credit Facility, as approved by the Bankruptcy Court in connection with the termination of the facility. As a result, the Company's accounts receivable increased $437.0 million (the $217.1 million above and $219.9 million included in the balance sheet as investment in accounts receivable securitization.) because it no longer securitizes its U.S. receivables.

     As a result of the Restructuring Proceedings, the Company is in default to its affiliate holder of its convertible junior subordinated debentures and is no longer making interest payments on the debentures. As a result, the affiliate will no longer have the funds available to pay distributions on the Company Obligated Mandatorily Redeemable Preferred Securities and stopped paying such distributions in October 2001. The affiliate is in default on the Company Obligated Mandatorily Redeemable Preferred Securities.

 Accounting Impact:

     Pursuant to SOP 90-7, the Company's pre-petition liabilities that are subject to compromise are reported separately on the pro-forma condensed consolidated balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. See Note 2, "Voluntary Reorganization Under Chapter 11 and Administration", to the pro-forma condensed consolidated financial statements for the detail of the liabilities subject to compromise as of September 30, 2001. Obligations of the Company's subsidiaries not covered by the Restructuring Proceedings will remain classified on the pro-forma condensed consolidated balance sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Restructuring Proceedings as reorganization items. Accordingly, the Debtors recorded Chapter 11 and Administration related reorganization expenses of $13.7 million and $14.4 million for the three-month and nine-month periods ended September 30, 2001, respectively. See Note 2, "Voluntary Reorganization Under Chapter 11 and Administration", to the condensed consolidated financial statements for further information concerning the Restructuring Proceedings.


CONTINUING OPERATIONS

THREE-MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE-MONTHS ENDED SEPTEMBER 30, 2000

RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Net Sales: Consolidated net sales by segment for the three-months ended September 30, 2001 and 2000 were (in millions):


                                                           2001       2000        Change
                                                        ---------   --------     ---------
             Powertrain .............................     $ 376.3    $ 403.4     $ (27.1)
             Sealing Systems and
                 Systems Protection .................       140.6      161.1       (20.5)
             Friction ...............................        78.2      100.6       (22.4)
             Aftermarket                                    594.7      619.3       (24.6)
             Other, including Corporate .............        89.0      100.9       (11.9)
             Discontinued Operations.................        10.0       42.6       (32.6)
                                                         --------   --------     -------
             Total                                       $1,288.8   $1,427.9     $(139.1)
                                                         ========   ========     =======

     Net sales for the third quarter of 2001 were $1,288.8 million compared to $1,427.9 million in the same quarter of 2000. Sales decreased primarily due to weak North American light vehicle production schedules, further softening of North American heavy-duty markets and continued deterioration of the North American and European aftermarket. These decreases were slightly offset by an increase in OE volumes in Europe.

Gross Margin: Gross Margin was 18.5% for the third quarter of 2001 compared to 23.7% for the same quarter in 2000. The decrease was attributed to lower sales volumes and year over year weakening of the Euro and British pound, both as mentioned above mix, as well as increasing medical benefit costs. Gross margin has also been impacted by the Company's cost reduction activities keeping pace with the lower sales volumes and not realizing net productivity improvements necessary to offset inflation.

Selling, General and Administrative Expenses: Selling, general and administrative expenses as a percent of net sales increased to 16.5% for the third quarter of 2001 compared to 14.7% for the same quarter of 2000. This increase was primarily attributed to lower sales volumes, as mentioned above and increased medical benefit costs, certain employee incentive programs and the effect of lower actuarial returns on the Company's pension plan assets on year over year pension expense.

Interest Expense: Interest expense was $72.5 million in the third quarter of 2001 compared to $74.2 million for the same quarter of 2000. This decrease was attributed to the debt to equity exchanges in the second and third quarter and lower interest rates. Additional borrowing on the Company's Credit Facilities offset these decreases.

Income Tax Expense: For the three months ended September 30, 2001, the Company recorded income tax expense of $178.3 million on a pretax loss of $678.9 million, compared to income tax expense of $6.1 million on a pretax loss of $1.5 million in the same period of 2000. Income tax expense for the three months ended September 30, 2001 results from the effects of the permanent differences between book and tax goodwill related to divestitures and impairment charges, an increase in the valuation allowance on deferred income tax assets in the U.S. and U.K., and non-deductible goodwill amortization.

NINE-MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE-MONTHS ENDED SEPTEMBER 30, 2000

RESULTS OF OPERATIONS

Net Sales: Consolidated net sales by segment for the nine-months ended September 30, 2001 and 2000 were (in millions):

                                           2001       2000        Change
                                         --------   --------     -------
        Powertrain ....................  $1,245.6   $1,365.5     $(119.9)
        Sealing Systems and
            Systems Protection ........     451.8      529.6       (77.8)
        Friction ......................     258.2      332.4       (74.2)
        Aftermarket ...................   1,842.4    1,961.5      (119.1)
        Other, including Corporate ....     277.0      337.6       (60.6)
        Discontinued Operations .......      89.9      140.2       (50.3)
                                         --------   --------     --------
        Total .........................  $4,164.9   $4,664.8     $(499.9)
                                         ========   ========     ========

    Net sales for the first nine months of 2001 were $4,164.9 million compared to $4,664.8 million in the same period of 2000. Sales decreased primarily due to weak North American light vehicle production schedules, further softening of North American heavy-duty markets, continued deterioration of the North American and European aftermarket and year over year weakening of the Euro and British pound. These decreases were slightly offset by an increase in OE volumes in Europe.

Gross Margin: Gross Margin was 20.3% for the first nine months of 2001 compared to 25.3% for the same period in 2000. The decrease is attributed to lower sales volumes and year over year weakening of the Euro and British pound, both as mentioned above, as well as increasing medical benefit costs and increased natural gas costs. Gross margin has also been impacted by the Company's cost reduction activities not keeping pace with the lower sales volumes and not realizing net productivity improvements necessary to offset inflation.

Selling, General and Administrative Expenses: Selling, general and administrative expenses as a percent of net sales increased to 15.6% for the first nine months of 2001 compared to 13.5% for the same period of 2000. This increase is attributed primarily to lower sales as mentioned above, as well as increased medical benefit costs, certain employee incentive programs, the effect of lower actual returns on the Company's pension plan assets on year over year pension expense and professional fees associated with its amended bank facility and with the implementation of the investment strategy initiative.

Restructuring: During 2001, the Company recognized $38.0 million of restructuring charges related to severance and exit costs. Severance costs of $36.0 million primarily included the planned consolidation of the European friction business and the January 2001 salaried employee reductions in North America and Europe. Total employee reductions are expected to be approximately 1,000, of which 750 have occurred as of September 30, 2001. Exit costs of $2.0 million are primarily comprised of costs related to the planned consolidation of the European friction business.

Interest Expense: Interest expense was $238.5 million in the first nine months of 2001 compared to $216.6 million for the same period of 2000. This increase was attributed to additional borrowings on the Company's Credit Facilities during the first six month of 2001 compared to 2000 offset by lower interest rates in 2001.

Income Tax Expense: For the nine months ended September 30, 2001, the Company had income tax expense of $218.9 million on a pretax loss of $743.1 million, compared to income tax expense of $71.0 million on pretax earnings of $127.2 million in the same period of 2000. Income tax expense for the three and nine months ended September 30, 2001 results from the effects of the permanent difference between book and tax goodwill related to divestitures and impairment charges, an increase in the valuation allowance on deferred income tax assets in the U.S. and U.K., and non-deductible goodwill amortization.

     At September 30, 2001, the Company had deferred tax assets of $605.9 million, net of a valuation allowance of $477.2 million, and deferred tax liabilities of $722.8 million. The increase in the valuation allowance during the third quarter was comprised of $177.0 million recorded in income tax expense in the accompanying condensed consolidated statements of operations for deferred tax assets as of June 30, 2001 and $80.6 million recorded as an increase to the deferred asset and an increase to the valuation allowance for U.S. losses generated in the third quarter. In each country except the U.S. and the U.K., the deferred tax liabilities are greater than the net deferred tax assets, and they generally reverse in similar periods. The deferred tax assets in the U.S. and U.K. relate primarily to net operating loss carryforwards, asbestos liabilities and postemployment liabilities. The ultimate realization of net deferred income tax assets in the U.S. and the U.K. is dependent upon future taxable income. Management considers historical and projected future taxable income and tax planning strategies by taxing jurisdiction in determining whether a valuation allowance is necessary.

     Due to the Company's Restructuring Proceedings that limit the implementation of certain tax planning strategies, current adverse market conditions and recent taxable losses in the U.S., management established a full valuation allowance reserve against the net U.S. deferred tax asset as of September 30, 2001.

     In the U.K., only certain deferred tax assets related to specific interest expense deductions have been provided for in the valuation allowance. The net operating losses in the U.K. have no expiration date and management believes it is more likely than not that the U.K. deferred tax assets beyond those specifically reserved of $ 264.9 will be realized through a combination of the reversal of deferred tax liabilities and future taxable income from operations.

     Through September 30, 2001 tax expense had historically differed from income taxes currently payable due to timing differences most significantly related to asbestos payments. As a result of the Restructuring Proceedings, the Company does not expect to make payments for the settlement of asbestos claims in the near term and as such, income taxes payable in the U.K. may increase. The Company does not expect the effect of suspended asbestos payments to have a significant effect on income taxes payable in the U.S. in the near term.

     The Company will evaluate its deferred taxes and related valuation allowance quarterly. If the Company believes that changes in current or future taxable income will not support the basis for recognizing the benefit of the deferred tax asset, valuation allowances will be provided accordingly.

LITIGATION & ENVIRONMENTAL CONTINGENCIES

     The Company is named in numerous lawsuits. For a summary of material contingencies as a result of those lawsuits, refer to Note 8 of the Consolidated Condensed Financial Statements, "Asbestos Liability and Legal Proceedings".

LIQUIDITY AND CAPITAL RESOURCES

     To meet its liquidity needs over the next two years, the Company entered into a debtor-in-possession loan facility (the "DIP credit facility") in the aggregate amount of $675 million, under which it has borrowed $350 million as of November 12, 2001. On an interim basis, the Bankruptcy Court approved the availability of a $450 million DIP credit facility from Chase. The final hearing in the DIP Credit Facility is scheduled for November 20, 2001. The DIP Credit Facility has a term of two years and bears interest at either alternate base rate ("ABR") plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus 3.5 percentage points. The ABR is the greatest of either Chase's prime rate or the base CD rate plus 1 percentage point or the fed funds rate plus 1/2 percentage point. In addition, the Company had cash and equivalents of $263.2 million as of September 30, 2001. Management believes that cash on hand, cash provided from operations and the DIP credit facility will be sufficient to meet the operating needs of the Company over the next year.

     The Company provided collateral in the form of a pledge of its domestic inventories, domestic accounts receivable not otherwise sold under securitizations, domestic plant, equipment and real property, and its domestic intellectual property to the DIP lenders. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest.

    The DIP Credit Facility contains restrictive covenants. The more significant of these covenants are requirements for the maintenance of consolidated EBITDA and domestic EBITDA; limitation on quarterly capital expenditures; limitations on the early retirement of debt; additional borrowings; payment of dividends; and sell assets or businesses.

    The Company has pledged 100% of the capital stock of certain U.S. subsidiaries, 65% of capital stock of certain foreign subsidiaries and certain intercompany loans to secure the Senior Credit Agreements of the Company. Certain of such pledges also extend to the Notes, Medium-Term Notes and Senior Notes of the Company. In addition, certain subsidiaries of the Company have guaranteed the senior debt. In addition to the pledge of capital stock the Company provided collateral in the form of a pledge of its domestic inventories, domestic accounts receivable not otherwise sold under securitizations, domestic plant, equipment and real property, and its domestic intellectual property to its Senior Credit Agreements.

    The agreement relating to the Company's Senior Credit Agreement contains restrictive covenants. The more significant of these covenants are requirements for the maintenance of consolidated net worth; a consolidated leverage ratio; cash flow coverage; limitations on the early retirement of debt; additional borrowings; and payment of common dividends. As of September 30, 2001, the Company is in default on substantially all of its pre-petition debt.

    The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign jurisdictions. The Company manufactures and sells its products in North America, Europe, South America, Africa and Asia. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

    As currency exchange rates change, translation of the statements of operations of the Company's international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of shareholders' equity for the Company's foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the US dollar as the functional currency. The Company's equity was increase by $115.8 million during the three months ended September 30, 2001 and reduced by $70.6 million during the nine months ended September 30, 2001, primarily due to cumulative translation adjustments resulting from changes in the U.S. dollar to the Euro and the British Pound.

Cash Flow Provided From (Used By) Operating Activities

    Cash flow used by operating activities was $171.2 million for the first nine months of 2001. Among the factors impacting operating cash flows were the loss from operations exclusive of non-cash charges, payments related to asbestos of $219.2 million and restructuring and rationalization activities of $50.1 million and a decreases in accounts payable of $35.3 million. These usages were partially offset by decreases in inventory and accounts receivable of $33.1 million and $71.4 million, respectively.

Cash Flow Provided From Investing Activities

    Cash flow provided from investing activities was $20.9 million in the first nine months of 2001. Among the factors impacting investing cash flows were capital expenditures of $221.1 million made for property, plant and equipment to implement process improvements, increase manufacturing capacity, and introduce new products offset by proceeds from the sales of businesses and proceeds from the sales of certain buildings and equipment of $241.8 million and $19.0 million, respectively.

    The Company anticipates that 2001 capital expenditures, exclusive of acquisitions and investments in affiliates, will be at approximately $300 million. The Company expects that funding for these expenditures will be from operations and external sources as required.

Cash Flow Provided From Financing Activities

    Cash flow provided from financing activities was $306.3 million for the first nine months of 2001 primarily resulting from proceeds received from the issuance of long-term debt of $666.4 million, partially offset by principal payments on long-term debt of $171.8 million, a decrease in short term borrowings of $71.3 million and a decrease in accounts receivable securitizations of $89.6.

    The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, the Bankruptcy Court's approval of management's plans and the availability of financing. Management believes that cash flow from operations, in conjunction with borrowings from its DIP, will be sufficient to fund capital expenditures and meet its post-petition operating obligations in the short-term. In the long term, the Company believes that the benefits from the previously announced restructuring programs and favorable resolution of its asbestos liability through Chapter 11 could provide adequate long-term cash flows. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company. Also, certain obligations, particularly asbestos obligations, can be impacted by factors outside the Company's control.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes to the Company's exposures to market risk since June 30, 2001.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
          -----------------

          (a)    Contingencies.
                 Note 8 to the Consolidated Condensed Financial Statements, "Asbestos Liability and Legal Proceedings", that is included in Part I of this report, is incorporated herein by reference.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

                 Virtually all of the Company's pre-petition debt is in default due to the Filing. See Note 2 "Voluntary Reorganization Under Chapter 11 and Administration" to the Company's condensed consolidated financial statements.

                 The Company-Obligated Mandatorily Redeemable Preferred Securities are in default due to the Filing. See Note 2 "Voluntary Reorganization Under Chapter 11 and Administration" to the Company's condensed consolidated financial statements.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)    Exhibits:

                 None

          (b)    Reports on Form 8-K:

                 (1) On July 25, 2001 the Company filed a Current Report on Form 8-K to disclose the changes to its 401K program.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FEDERAL-MOGUL CORPORATION

                                 By: /s/ G. Michael Lynch
                                    -------------------------
                                     G. Michael Lynch
                         Executive Vice President and Chief Financial Officer,
                                Principal Financial Officer

                              By: /s/ William G. Quigley III
                                 ----------------------------
                                  William G. Quigley III
                              Vice President and Controller,
                                 Chief Accounting Officer
Dated:  November 14, 2001