Form 10-K
period 2001-12-31
FEDERAL MOGUL CORP
filed 2002-03-28
CIK 34879

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                        Commission File Number: 1-1511

                               -----------------

                           FEDERAL-MOGUL CORPORATION
            (Exact name of Registrant as specified in its charter)

                      Michigan                  38-0533580
                   (State or other        (IRS Employer I.D. No.)
                   jurisdiction of
                  incorporation or
                    organization)
              26555 Northwestern Highway           48034
                Southfield, Michigan            (Zip code)
                (Address of principal
                 executive offices)


       Registrant's telephone number including area code: (248) 354-7700

          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
               Title of each class            on which registered
               -------------------            -------------------
             Common Stock and Rights        New York Stock Exchange
                    to Purchase
                  Preferred Shares

       Securities registered pursuant to Section 12(g) of the Act: None.

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes _X_ No ____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $69.2 million as of March 21, 2002 based on the reported last sale price as published for the New York Stock
Exchange--Composite Transactions for such date.

   The Registrant had 82,383,257 shares of common stock outstanding as of March 21, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A in April 2002, are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Report.

================================================================================

                          FORWARD-LOOKING STATEMENTS

   Certain statements contained or incorporated in this Annual Report on Form 10-K which are not statements of historical fact constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (The "Reform Act"). Such statements are made in good faith by Federal-Mogul Corporation (the "Company") pursuant to the "Safe Harbor" provisions of the Reform Act.

   Forward-looking statements include financial projections, estimates and statements regarding plans, objectives and expectations of the Company and its management, as well as the Company's views regarding industry and economic conditions and trends. Forward looking statements include, without limitation, plans to implement restructuring initiatives relating to manufacturing and warehouse facilities, plans to address issues related to financing of the Company's business operations, statements regarding industry conditions, and statements regarding the scope and effect of asbestos liabilities and any plan(s) of reorganization and schemes of arrangement associated with the Company's Chapter 11 filing in the U.S. and Administration in the U.K.

   Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, experience or achievements of the Company to differ materially from any future results, performance, experience or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, without limitation, fluctuation in demand for both original equipment and replacement components in the automotive, heavy-duty vehicular and industrial markets, the effect of certain global and regional economic conditions, the ability of the Company to control operating and other costs, legal proceedings and claims (including environmental and asbestos matters) involving the Company, changes in the Company's relationships with customers and suppliers, the effect of the Chapter 11 voluntary reorganization filing by the Company and its wholly owned U.S. subsidiaries and filings of certain of the Company's U.K. subsidiaries for Chapter 11 and Administration, legislative risks and uncertainties, and other factors, some of which are beyond the Company's control.

                                    PART I

Item 1.  Business

   Federal-Mogul Corporation, founded in 1899 and incorporated in Michigan in 1924 (referred to herein as "Federal-Mogul" or the "Company"), is an automotive parts manufacturer providing innovative solutions and systems to global customers in the automotive, small engine, heavy-duty and industrial markets. The Company manufactures engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, sintered products, sealing systems, fuel systems, wipers, lighting, ignition, brake, friction and chassis products. The Company's principal customers include many of the world's original equipment ("OE") manufacturers of vehicles and industrial products. The Company also manufactures and supplies its products to the aftermarket.

Proceedings Under Chapter 11 and Administration of the Bankruptcy Code

   On October 1, 2001 (the "Petition Date"), the Company and all of its wholly owned United States subsidiaries filed voluntary petitions for reorganization (the "U.S. Restructuring") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Also on October 1, 2001, certain of the Company's United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the "U.K. Restructuring") under the United Kingdom Insolvency Act of 1986 (the "Act") in the High Court of Justice, Chancery division in London, England (the "High Court"). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring or the U.K. Restructuring are herein referred to as the "Debtors". The U.S. Restructuring and U.K. Restructuring are herein referred to as the "Restructuring Proceedings". The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company's non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above. The Chapter 11 Cases are discussed in Note 1 to the consolidated financial statements.

   The Debtors filed for relief under Chapter 11 to address the growing demands on the Company's cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in Note 16 to the consolidated financial statements.

Overview

   The Company has pursued a growth strategy focusing on its core competencies of manufacturing and engineering by concentrating efforts and resources on core business segments that will provide long-term growth. Federal-Mogul has made a commitment to expand its manufactured products to offer OE customers systems and modules. The Company also intends to expand the global reach of its manufacturing operations to follow the expansion of OE manufacturers into South America, Eastern Europe and the Asian markets. The Company intends to couple its expansion of OE business in new geographic markets with follow-on aftermarket sales. The Company intends to continue to provide value added, differentiated products and services to the aftermarket, leveraging its existing strong product brand portfolio.

   Federal-Mogul maintains technical centers in Europe and North America to develop and provide advanced materials, products and manufacturing processes for all of its manufacturing units.

   The following table sets forth the Company's net sales by reportable segment and geographic region as a percentage of total net sales:

                                                       Year Ended December 31
                                                       ---------------------
                                                        2001      2000  1999
                                                       ----      ----   ----
      Net Sales by Reportable Segment:
         Powertrain...................................  30%       29%    27%
         Sealing Systems and Systems Protection Group.  11%       11%    11%
         Friction.....................................   6%        7%     7%
         Aftermarket..................................  44%       43%    43%
         Other, including Corporate...................   7%        7%     7%
         Divested Operations..........................   2%        3%     5%
                                                       ---       ---    ---
                                                       100%      100%   100%
                                                       ===       ===    ===

                                                       Year Ended December 31
                                                       ---------------------
                                                        2001      2000  1999
                                                       ----      ----   ----
      Net Sales by Geographic Region:
         United States................................  57%       61%    61%
         Canada.......................................   3%        2%     2%
         Mexico.......................................   3%        3%     2%
                                                       ---       ---    ---
             Total North America......................  63%       66%    65%
         United Kingdom...............................   8%        8%     8%
         Germany......................................  11%       14%    10%
         France.......................................   6%        5%     5%
         Italy........................................   3%        3%     4%
         Other Europe.................................   5%        1%     4%
                                                       ---       ---    ---
             Total Europe.............................  33%       31%    31%
         Rest of World................................   4%        3%     4%
                                                       ---       ---    ---
                                                       100%      100%   100%
                                                       ===       ===    ===

Reportable Segments

   The Company's integrated operations are included in six reporting segments generally corresponding to major product groups: Powertrain, Sealing Systems and System Protection Group, Friction, Aftermarket, Other and Divested Operations

   Powertrain products are used primarily in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this reportable segment include engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, sintered products, and connecting rods.

   Sealing Systems and Systems Protection products are used in automotive, light truck, heavy-duty, agricultural, off-highway, marine, railroad, high performance and industrial applications. The primary products of this reportable segment include dynamic seals, gaskets and systems protection products, which consist of element resistant sleeving products.

   Friction products are used in automotive and heavy-duty applications. The primary products of this reportable segment unit include discs, pads and brake shoes.

   Aftermarket provides products from the above segments to the independent automotive and heavy duty aftermarkets as well as the manufacturing operations of North American brake, chassis, ignition, fuel and wipers.

   Other includes the non-core businesses of lighting, European wipers & ignition manufacturing, as well as Asia Pacific, South America and Corporate functions.

   Divested operations include the historical operating results of the Company's divestitures as discussed in Note 3 to the consolidated financial statements.

Customers

   The Company markets its products to many of the world's major OE manufacturers. Federal-Mogul also manufactures and supplies its products and related parts to aftermarket customers for each category of equipment described above. Among Federal-Mogul's largest customers are the Alliance Group, Autozone, BMW, CarQuest, Caterpillar, Cummins, DaimlerChrysler, Fiat, Ford/Jaguar/Volvo, General Motors, NAPA, Ozark, Peugeot/PSA, Renault and Volkswagen/Audi. In 2001, no individual customer accounted for more than 5% of the Company's net sales.

Original Equipment

   The Company supplies OE manufacturers with a wide variety of precision engineered parts including engine bearings, large bearings, pistons, piston pins, rings, cylinder liners, connecting rods, camshafts, sintered products sealing systems, systems protection sleeving products, fuel systems, wipers, lighting, ignition, brake, friction and chassis products. The Company manufactures essentially all of the products that it sells to OE customers.

   The Company's OE customers consist primarily of automotive and heavy-duty vehicle manufacturers as well as industrial equipment manufacturers, agricultural, off-highway, marine, railroad, high performance and industrial applications. The Company has well-established relationships with substantially all major North American and European automotive OE manufacturers as well as relationships with many Japanese OE manufacturers.

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

Research and Development

   The Company's expertise in engineering and research and development ensures that the latest technologies, processes and materials are considered in solving problems for customers and bringing new, innovative products to market. Federal-Mogul provides its customers with real-time engineering capabilities and design development in their home countries. Technological activities are conducted at the Company's major research centers in Burscheid, Germany; Plymouth, Michigan; Skokie, Illinois; Ann Arbor, Michigan; Toledo, Ohio; Bad Camberg, Germany and Wiesbaden, Germany. Each of the Company's operating units is engaged in various engineering, research and development efforts working closely with customers to develop custom solutions unique to their needs. Total expenditures for research and development activities were approximately $115.0 million in 2001, $128.0 million in 2000 and $128.0 million in 1999.

Recent Divestitures

   During 2001, the Company completed the following divestitures of its non-core businesses:

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

    . In July 2001, the divestiture of its industrial heavy wall bearing operation in McConnelsville, Ohio, to Miba-Bearings--US, LLC, a subsidiary of Miba AG, a major Austrian industrial bearing manufacturer.

    . In August 2001, the divestiture of its subsidiary Federal-Mogul RPB Ltd. ("RPB") to Waukesha Bearings Corporation a subsidiary of Dover Corporation. RPB manufactures industrial rotating plant bearing and magnetic bearing business.

    . In August 2001, the divestiture of the aftermarket operations of Blazer Lighting Products ("Blazer") to Clean-Rite Products LLC, an automotive aftermarket supplier. Blazer manufacturers exterior vehicle lighting products.

    . In August 2001, the divestiture of its Pontotoc, Mississippi, operation to Union Spring and Manufacturing Corp. The operation will continue to supply coil springs and metal stampings to the Company for sale to automotive aftermarket customers under a long-term supply agreement.

    . In August 2001, the Company restructured its equity positions in several large industrial bearing manufacturing joint ventures with its partner, Daido Metal Company Ltd. of Japan. The restructuring transactions included the transfer of controlling interest in manufacturing facilities.

    . In September 2001, the divestiture of its Tri-Way machine tool business in Windsor, Ontario, under terms of a management buyout.

   In aggregate these businesses had 2000 net sales of $216.0 million and 1,370 employees. The Company received aggregated proceeds of $242.8 million. The Company recognized an aggregated pre-tax loss of $36.3 million on these divestitures. Such losses are included in "other expenses, net" in the accompanying consolidated statements of operations.

Raw Materials and Suppliers

   The Company purchases various raw materials for use in its manufacturing processes. The principal raw materials purchased include steel, aluminum, copper and nickel. In addition, the Company purchases parts manufactured by other manufacturers for sale in the aftermarket. The Company has not experienced any shortages of raw materials or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. In 2001, no outside supplier of the Company provided products that accounted for more than 5% of the Company's net sales.

Employee Relations

   As of December 31, 2001, the Company had approximately 49,000 full-time employees, of which approximately 21,000 were employed in the United States.

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

Environmental Regulations

   The Company's operations, in common with those of industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on the Company's financial position or results of operations in 2001 and are not expected to have a material impact on the Company's financial position or results of operations in 2002 or 2003.

Backlog

   The majority of the Company's products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. For products supplied by outside suppliers, the Company generally purchases products from more than one source. The Company expects to be capable of handling the anticipated 2002 sales volumes.

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

Item 2.  Properties

   Federal-Mogul's world headquarters is located in Southfield, Michigan, which is leased pursuant to a sale/leaseback arrangement. The principal manufacturing and other physical properties of the Company at December 31, 2001, are listed below. All properties are owned in fee simple except where otherwise noted.

   At December 31, 2001, the Company had 225 manufacturing/technical centers, distribution and sales and administration office facilities worldwide. Approximately 26% of the facilities are leased, the majority of which are distribution, sales and administration offices. The Company owns the remainder of the facilities.

                                           North         Rest of
         Type of Facility                 America Europe  World  Total
         ----------------                 ------- ------ ------- -----
         Manufacturing/Technical Centers.   79      67     35     181
         Distribution....................    9      12      5      26
         Sales and Administration Offices    5      10      3      18
                                            --      --     --     ---
         Total...........................   93      89     43     225
                                            ==      ==     ==     ===

   The facilities range in size from approximately 1,700 square feet to 1,143,000 square feet. Management believes substantially all of the Company's facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs. No material facility is significantly underutilized, except for those being sold or closed in the normal course of business.

Item 3.  Legal Proceedings

   Note 16 to the consolidated financial statements, entitled "Litigation and Environmental Matters" is incorporated herein by reference.

   On October 1, 2001 (the "Petition Date"), the Company and all of its wholly owned United States subsidiaries filed voluntary petitions for reorganization (the "U.S. Restructuring") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Also on October 1, 2001, certain of the Company's United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the "U.K. Restructuring") under the United Kingdom Insolvency Act of 1986 (the "Act") in the High Court of Justice, Chancery division in London, England (the "High Court"). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and the U.K. Restructuring are herein referred to as the "Debtors". The U.S. Restructuring and U.K. Restructuring are herein referred to as the "Restructuring Proceedings". The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company's non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above. The Chapter 11 Cases are discussed in Note 1 to the consolidated financial statements.

   The Debtors filed for relief under Chapter 11 to address the growing demands on the Company's cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in Note 16 to the consolidated financial statements.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

   The Company's common stock is listed on the New York Stock Exchange under the trading symbol FMO. The approximate number of shareholders of record of the Company's common stock at March 21, 2002 was 75,000. The following table sets forth the high and low sales prices of the Company's common stock for each calendar quarter as reported on the New York Stock Exchange-Composite Tape for the last two years:

                                  2001         2000
                               ----------- -------------
                       Quarter High   Low   High   Low
                       ------- ----- ----- ------ ------
                       First.. $5.44 $2.87 $20.19 $12.25
                       Second. $3.52 $1.69 $16.00 $ 9.44
                       Third.. $1.80 $0.65 $11.94 $ 5.25
                       Fourth. $1.48 $0.45 $ 5.88 $ 1.75

   The closing price of the Company's common stock as reported on the New York Stock Exchange-Composite Tape on March 21, 2002 was $0.84.

   The Company was prohibited in 2001, under its Senior Credit Agreement and its DIP Credit Facility, from paying dividends on its common stock, and therefore did not declare any dividends in 2001. Quarterly dividends of $.0025 per common share were declared during each quarter of 2000. The Company does not expect to declare a dividend in the foreseeable future.

Item 6.  Selected Financial Data

   The following table presents information from the Company's consolidated financial statements for the five years ended December 31, 2001. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Financial Statements and Supplemental Data".

                                          2001          2000          1999          1998          1997
                                        ---------     ---------     ---------     ---------     ---------
                                                   (Millions of Dollars, Except Per Share Amounts)
Consolidated Statement of Operations
 Data
Net sales.............................. $ 5,457.0     $ 6,013.2     $ 6,487.5     $ 4,468.7     $ 1,806.6
Costs and expenses.....................  (6,201.5)(1)  (6,244.5)(5)  (6,006.2)(7)  (4,266.9)(8)  (1,703.7)(9)
Chapter 11 and Administration related
 reorganization expense................     (50.6)           --            --            --            --
Other expense..........................     (59.0)(2)     (31.0)        (21.4)        (16.3)         (3.4)
Income tax expense.....................    (219.5)(3)     (19.2)(6)    (180.9)        (93.6)        (27.5)
                                        ---------     ---------     ---------     ---------     ---------
Earnings (loss) before extraordinary
 items and cumulative effect of change
 in accounting principle...............  (1,073.7)       (281.5)        279.0          91.9          72.0
Extraordinary items -- gain (loss) on
 early retirement of debt, net of
 applicable income tax benefits........      72.2            --         (23.1)        (38.2)         (2.6)
Cumulative effect of change in
 accounting for costs of start-up
 activities, net of applicable income
 tax benefit...........................        --            --         (12.7)           --            --
                                        ---------     ---------     ---------     ---------     ---------
Net earnings (loss).................... $(1,001.5)    $  (281.5)    $   243.2     $    53.7     $    69.4
                                        =========     =========     =========     =========     =========
Common Share Summary (Diluted)
Average shares and equivalents
 outstanding (in thousands)............    75,598        70,573        84,206        53,748        41,854
Earnings (loss) per share:
 Before extraordinary items and
   cumulative effect of change in
   accounting principle................ $  (14.23)    $   (4.02)    $    3.59     $    1.67     $    1.67
 Extraordinary items -- gain (loss) on
   early retirement of debt, net of
   applicable income tax benefits......       .96            --          (.28)         (.71)         (.06)
 Cumulative effect of change in
   accounting for costs of start- up
   activities, net of applicable income
   tax benefit.........................        --            --          (.15)           --            --
                                        ---------     ---------     ---------     ---------     ---------
Net earnings (loss) per share.......... $  (13.27)    $   (4.02)    $    3.16     $     .96     $    1.61
                                        =========     =========     =========     =========     =========
-Dividends declared per share..........       .00           .01     $     .01     $     .13     $     .48
                                        =========     =========     =========     =========     =========
Consolidated Balance Sheet Data
Total assets........................... $ 9,053.2     $ 9,831.0     $ 9,945.2     $ 9,940.1     $ 1,802.1
Short-term debt (10)...................      24.9         147.8         190.8         211.0          28.6
Long-term debt.........................     266.7       3,559.7       3,020.0       3,130.7         273.1
Liabilities Subject to Compromise (4)..   6,256.6            --            --            --            --
Company-obligated mandatorily
 redeemable preferred securities of
 Subsidiary trust holding solely
 convertible subordinated debentures of
 the Company, subject to compromise....        --         575.0         575.0         575.0         575.0
Shareholders' equity...................     419.0       1,550.2       2,075.2       1,986.2         369.3

Other Financial Information
Net cash provided from (used by)
 operating activities.................. $    35.8     $  (154.5)    $   562.4     $   325.5     $   215.7
Expenditures for property, plant,
 equipment and other long- term assets.     313.8         315.5         395.2         228.5          49.7
Depreciation and amortization expense..     373.7         374.4         354.9         228.0          51.5
Payments against asbestos liability,
 net of insurance receipts.............    (215.9)       (351.4)       (178.2)        (89.2)           --

--------
(1) Includes a $38 million restructuring charge and a $545.1 million charge for adjustments of assets held for sale and other long-lived assets to fair value.
(2) Includes a $36.3 million loss on the divestiture of businesses.
(3) Includes charges of: $302.2 million related to deferred tax asset valuation allowances; $82.6 million related to the effect of goodwill impairment; and $60.1 million relating to the effect of divestitures.
(4) Liabilities subject to compromise includes the Debtors liabilities incurred prior to the Petition Date at the expected amount of the allowed claims.
(5) Includes a $135.7 million restructuring charge, a $75.4 million charge for adjustments of assets held for sale and other long-lived assets to fair value and a $184.4 million charge related to asbestos.
(6) Includes a $63.5 million charge for providing deferred tax asset valuation allowances.
(7) Includes a $46.9 million charge for integration costs and a $7.9 million charge for adjustment of assets held for sale and other long-lived assets to fair value.
(8) Includes a $7.3 million net restructuring charge, a $19.0 million net charge for adjustment of assets held for sale and other long-lived assets to fair value, an $18.6 million charge for purchased in-process research and development, a $22.4 million charge for integration costs and a $13.3 million net gain related to the British pound currency option and forward contract.
(9) Includes a $1.1 million net restructuring credit, a $2.4 million charge for adjustment of assets held for sale and other long-lived assets to fair value, a $1.6 million credit for reengineering and other related charges, and a $10.5 million charge related to the British pound currency option and forward contract.
(10) Includes current maturities of long-term debt (see Note 6 to the consolidated financial statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Federal-Mogul Corporation ("Federal-Mogul" or the "Company") is an automotive parts manufacturer providing innovative solutions and systems to global customers in the automotive, small engine, heavy-duty and industrial markets. The Company manufactures engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, sintered products, sealing systems, systems protection sleeving products, fuel systems, wipers, lighting, ignition, brake, friction and chassis products. The Company's principal customers include many of the world's original equipment ("OE") manufacturers of such vehicles and industrial products. The Company also manufactures and supplies its products to the aftermarket.

Voluntary Reorganization Under Chapter 11 and Administration:

   On October 1, 2001 (the "Petition Date"), the Company and all of its wholly owned United States subsidiaries filed voluntary petitions for reorganization (the "U.S. Restructuring") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Also on October 1, 2001, certain of the Company's United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the "U.K. Restructuring") under the United Kingdom Insolvency Act of 1986 (the "Act") in the High Court of Justice, Chancery division in London, England (the "High Court"). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring or the U.K. Restructuring are herein referred to as the "Debtors". The U.S. Restructuring and U.K. Restructuring are herein referred to as the "Restructuring Proceedings". The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company's non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above.

   The Restructuring Proceedings were made in response to a sharply increasing number of asbestos-related claims. These claims are further discussed in Note 16 to the consolidated financial statements. Under the Restructuring Proceedings, the Debtors expect to continue to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Restructuring Proceedings process to develop and implement a plan for addressing the asbestos-related claims against them.

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

   In January 2001, the Company implemented a new strategy for dealing with its asbestos issue. The strategy had two features. First, the Company adopted a trial list strategy, avoiding wherever possible mass settlements and only paying individuals that were sick and where the Company or its subsidiaries' products were the cause of the illness. The second aspect of the Company's strategy was to pursue a legislative solution. The Company continues to work with a coalition group to advance federal legislation that will: establish medical criteria which will be used to differentiate the sick from the non-sick; establish criteria to limit the consolidation of cases; and establish venue requirements that provide that an individual's claim must be brought where the individual lived or where they worked.

   In the year preceding the Company's U.S. and U.K. Restructuring, five major companies filed for Chapter 11 bankruptcy protection, most of which were major defendants in many asbestos-related cases in which some of the Company's U.S. and U.K. subsidiaries were also named. In the second quarter of 2001, the Company disclosed that without a satisfactory legislative solution to the asbestos litigation in the near term, the Company would need to consider alternative ways to manage its asbestos issue. These adverse developments continued during the third quarter of 2001. The Company's Board of Directors concluded that a satisfactory legislative solution to the asbestos litigation was not probable in the near term and that a federal court-supervised Chapter 11 filing would provide the best forum available to achieve predictability and fairness in the claims settlement process. By filing under Chapter 11, the Company expects to be able to both obtain a comprehensive resolution of the claims against it and preserve the inherent value of its businesses.

Consequences of the Restructuring Proceedings:

   As a consequence of the Restructuring Proceedings, all pending litigation against the Debtors is generally stayed (subject to certain exceptions in the case of governmental authorities) and no party may take any action to realize its pre-petition claims except pursuant to order of the Bankruptcy Court or the High Court. It is the Debtors' intention to address all of their pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization in the U.S. and scheme of arrangement in the U.K. However, it is currently impossible to predict with any degree of certainty how the plan or scheme will treat asbestos and other pre-petition claims or what impact any plan or scheme may have on the shares of common stock of the Company. The formulation and implementation of the plan or scheme could take a significant period of time.

   The Company's financial statements have been prepared in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business during the Restructuring Proceedings. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are subject to substantial doubt. Given this uncertainty, there is substantial doubt about the ability of the Company to continue as a going concern. While operating as debtors-in-possession, and subject to Bankruptcy Court or High Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications of assets and liabilities in the historical consolidated financial statements. All of the Debtor's outstanding pre-petition debt is in default. Accordingly, the accompanying consolidated balance sheet as of December 31, 2001 reflects the classification of the Debtors' pre-petition debt as a liability subject to compromise.

   The appropriateness of using the going concern basis for its financial statements is dependent upon, among other things, (i) the Company's ability to comply with the terms of the debtor-in-possession ("DIP") credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations;
(iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code or the Act; and (v) the Company's ability to achieve profitability following such confirmation.

   The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations in the ordinary course of business, including employee wages and benefits, customer programs, shipping charges and a limited amount of claims of essential trade creditors.

   In the U.S., two creditors' committees, representing asbestos claimants and unsecured creditors have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Company expects that the appointed committees, together with the now appointed legal representative for the future asbestos claimants, will play important roles in the Restructuring Proceedings. In the U.K., the Administrator has appointed a creditor's committee, representing both asbestos claimants and general unsecured creditors. The Company expects this committee to play an important role in the negotiation of any scheme of arrangement.

   As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization within 120 days following the Petition Date with the Bankruptcy Court. The Debtors have asked the Bankruptcy Court to extend the period of exclusivity to August 1, 2002, and the request was granted. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan of reorganization is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors. As provided by the Act, the Administrator will propose a scheme of arrangement, with the High Court.

   In connection with the Restructuring Proceedings, the Company entered into a $675 million DIP credit facility to supplement liquidity and fund operations during the reorganization process. The DIP credit facility expires in October, 2003 and bears interest at either alternate base rate ("ABR") plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus 3.5 percentage points. The ABR is the greatest of either the bank's prime rate or the base CD rate plus 1 percentage point or the Fed Funds rate plus 1/2 percentage point.

   On October 1, 2001, Federal-Mogul Funding Corporation ("FMFC") notified BankOne and Wachovia Bank that an Amortization Event, as defined in the accounts receivable securitization agreement, had occurred effective with the U.S. Restructurings. As a result, transfers of receivables ceased and the securitization facility was subsequently repaid with borrowings from the DIP credit facility, as approved by the Bankruptcy Court in connection with the termination of the facility.

   As a result of the Restructuring Proceedings, the Company is in default to its affiliate holder of its convertible junior subordinated debentures and is no longer accruing interest expense or making interest payments on the debentures. As a result, the affiliate no longer has the funds available to pay distributions on the Company-Obligated Mandatorily Redeemable Preferred Securities and stopped paying such distributions in October 2001. The affiliate is in default on the Company Obligated Mandatorily Redeemable Preferred Securities. The Company is a guarantor of its subsidiaries debentures, and has classified these debentures as "Liabilities Subject to Compromise" in the December 31, 2001 consolidated balance sheet.

Accounting Impact:

   Pursuant to SOP 90-7, the Company's pre-petition liabilities that are subject to compromise are reported separately on the consolidated balance sheet at the expected amount of the allowed claims. Note 1, "Voluntary Reorganization Under Chapter 11 and Administration", includes the detail of the Liabilities Subject to Compromise as of December 31, 2001. Obligations of the Company's subsidiaries not covered by the Restructuring Proceedings will remain classified on the consolidated balance sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, a portion of interest income and provisions for losses related to the Restructuring Proceedings as reorganization items. Accordingly, the Debtors recorded Chapter 11 and Administration related reorganization expenses of $50.6 million for the year ended December 31, 2001. Refer to Note 1, "Voluntary Reorganization Under Chapter 11 and Administration", to the consolidated financial statements for further information concerning the Restructuring Proceedings.

Critical Accounting Policies

   The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires the Company's management to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions pertaining to the accounting policies described below.

Consolidation, Basis of Presentation and Certain Financial Instruments

   The Company's consolidated financial statements include accounts of the Company and all majority-owned subsidiaries and other controlled entities. The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs). Transactions with equity affiliates are in the ordinary course of business, are conducted on an arms-length basis, and are not material to the Company's financial position, operating results or cash flows.

   The Company uses financial instruments to manage exposure to fluctuations in foreign currencies and commodity prices. Financial instruments used by the Company with third parties are straightforward, non-leveraged instruments at arms length for which quoted market prices are readily available from a number of independent services.

Revenue Recognition

   The Company recognizes revenue, estimated returns from product sales and related incentives when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. The Company generally records sales upon shipment of product to customers and transfer of title under standard commercial terms. The SEC's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Allowance for Uncollectible Accounts Receivable

   Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience.

Inventories and Related Allowance for Obsolete and Excess Inventory

   Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales.

Goodwill, Intangible and Other Long-Lived Assets

   Property, plant and equipment, goodwill, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the asset will be useful to Company.

   Goodwill, intangible and other long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. If management believes impairment may exist, an assessment is performed. This assessment consists of comparing the estimated undiscounted future cash flows with the carrying amount of the long-lived assets. If the undiscounted future cash flows are less than the carrying amounts of the long-lived assets, the Company adjusts the carrying amount of the long-lived assets to their estimated fair value. Fair value is determined by anticipated future cash flows discounted at a rate commensurate with the risk involved.

   Goodwill and other intangible assets totaled $3.4 billion at December 31, 2001 and represented 37% of total assets. The majority of these assets resulted from the 1998 acquisitions of T&N Ltd., the automotive divisions of Cooper Industries, Inc., and Fel-Pro, Inc. The Company has concluded that the impairment charges recorded in 2001 were in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and appropriate in the circumstances.

   In 2002, the Company will adopt SFAS No. 142, "Goodwill and Other Intangible Assets", ("SFAS No. 142") which will result in the discontinuance of amortization of goodwill and indefinite-lived intangible assets that were recorded in connection with previous business combinations. SFAS No. 142 will also require the Company to perform impairment tests of goodwill and indefinite lived intangible assets on an annual basis (or more frequently if impairment indicators exist).During 2002, the Company will complete the first of the required impairment tests of goodwill and indefinite lived intangible assets. Although the Company has not completed its analysis of the initial impairment test under this statement, initial assessments indicate that adoption will require a substantial write-off of its $2.7 billion of net goodwill recorded at December 31, 2001.

Pension Plans and Other Post-Retirement Benefit Plans

   The measurement of liabilities related to pension plans and other post-retirement benefit plans is based on management's assumptions related to future events including interest rates, return on pension plan assets, rate of compensation increases, and health care cost trend rates. Actual pension plan asset performance will either reduce or increase unamortized pension losses at the end of 2002, which ultimately affects net income.

Asbestos Liabilities and Asbestos-Related Insurance Recoverable

   As discussed previously, the Company's United Kingdom subsidiary, T&N Ltd., and two United States subsidiaries ("T&N Companies") and two of the Company's subsidiaries formerly owned by Cooper Industries, Inc., known as Abex and Wagner, are among many defendants named in numerous court actions in the United States alleging personal injury resulting from exposure to asbestos or asbestos-related products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. The recorded liability at December 31, 2001 represents the Company's estimate, prior to the Restructuring Proceedings, for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the asbestos liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement, the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. While the Company believes that the liability recorded was appropriate for anticipated losses arising from asbestos-related claims through 2012, it is the Company's view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the future asbestos liability for pending and future claims.

   T&N Ltd. purchased for itself and its then defined global subsidiaries a (Pounds)500.0 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed (Pounds)690.0 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point of certain asbestos policies and accordingly recorded an insurance recoverable asset. The Company believes that based on its review of the insurance policies and advice from outside counsel that it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of the claims in excess of the trigger point of the insurance.

   The ultimate realization of insurance proceeds is directly related to the amount of related covered claims paid by the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts due to uncertainties created by the Restructuring Proceedings. Accordingly, this asset could change significantly based upon events that occur from the Restructuring Proceedings.

Environmental Liabilities

   The Company recognizes liabilities when a loss is probable and reasonably estimable. Such liabilities are generally not subject to insurance coverage. Engineering and legal specialists within the Company, based on current law and existing technologies, estimate each environmental obligation. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties will be able to fulfill their commitments at the sites where the Company may be jointly and severally liable with such parties. The Company regularly evaluates and revises its estimates for environmental obligations based on expenditures against established reserves and the availability of additional information.

Reorganization Under Chapter 11 and Administration

   The consolidated financial statements have been prepared in accordance with SOP 90-7 and on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business.

Results of Operations

Net Sales

   Sales by reportable segment were:

                                                2001     2000     1999
                                              -------- -------- --------
                                                (Millions of Dollars)
       Powertrain............................ $1,639.9 $1,758.9 $1,766.4
       Sealing Systems and Systems Protection    587.7    681.7    712.4
       Friction..............................    336.2    384.6    487.3
       Aftermarket...........................  2,427.6  2,574.9  2,761.4
       Other, including Corporate............    367.7    431.8    426.2
       Divested Operations...................     97.9    181.3    333.8
                                              -------- -------- --------
          Total.............................. $5,457.0 $6,013.2 $6,487.5
                                              ======== ======== ========

Powertrain

   Sales decreased 7% to $1,639.9 million in 2001 versus 2000. The decrease was the result of declining sales in both the automotive and heavy-duty original equipment ("OE") markets. Additionally sales were negatively impacted by price pressure from customers and foreign currency exchange primarily on the British pound and the euro.

   Sales in 2000 were $1,758.9 million, essentially flat versus 1999. Sales, before the effect of foreign currency exchange, increased due primarily to the impact of a full year's sales from the 1999 acquisition of a German piston manufacturer. This increase was offset by increased price pressure from customers and the negative effect of foreign currency exchange.

Sealing Systems and System Protection

   Sales decreased 14% to $587.7 million in 2001 versus 2000. The decrease was the result of declining sales in both the automotive and heavy-duty OE markets, price reductions, and the impact of certain European customer programs that ended and have yet to be replaced with new programs.

   Sales decreased 4% to $681.7 million in 2000 versus 1999. The decrease is primarily due to the adverse impact of foreign currency exchange in addition to increased pricing pressure from customers.

Friction

   Sales decreased 13% to $336.2 million in 2001 versus 2000. The decrease is due to lower sales volumes in the automotive and heavy-duty OE markets and price reductions to OE customers. The decrease was offset slightly by net new business in Europe.

   Sales decreased 21% to $384.6 million in 2000 versus 1999. The decrease was the result of a softening automotive market, price reductions to OE customers and the loss of a significant aftermarket customer.

Aftermarket

   Sales decreased 6% to $2,427.6 million in 2001 versus 2000. The decrease was driven by increased customer consolidation, improved quality of OE parts and general weakness in the aftermarket.

   Sales decreased 7% to $2,574.9 million in 2000 versus 1999. The decrease was the result of increased customer consolidation, improved quality of OE parts and the beginnings of a weakness in the aftermarket. In addition, sales were negatively impacted by rebate adjustments associated with the loss of a major aftermarket customer.

Other

   Other primarily includes sales from certain businesses including Lighting, European wipers and ignition, as well as Asia Pacific, South America and other Corporate functions.

Divested Operations

   Divested operations include the partial year impact of sales recognized by businesses divested in a particular year. Refer to Note 3 to the consolidated financial statements for descriptions of businesses divested in the current year.

Gross Margin

   Gross margin as a percentage of net sales was 19.9% in 2001 compared to 23.6% in 2000. The decrease is attributed to lower sales volumes, increased pension costs due to lower returns on the Company's pension assets, and increased employee health and welfare costs. Gross margin has also been impacted by the Company's cost reduction activities not keeping pace with the lower sales volumes, customer price reductions, not realizing productivity improvements necessary to offset inflation and an increase in provisions for excess and obsolete inventory in 2001.

   Gross margin as a percentage of net sales was 23.6% in 2000 compared to 27.4% in 1999. This decrease is attributable to lower sales volumes, changes in the mix of OE and aftermarket sales, and productivity not keeping pace with inflation. OE sales represented 57% of total sales in 2000 and 1999. Gross margin was also impacted by adjustments for inventory and other product-related items.

Selling, General and Administrative Expense

   Selling, general and administrative ("SG&A") expense as a percent of net sales was 15.7% in 2001 compared to 14.0% in 2000. This increase is attributed primarily to lower sales as mentioned above, increased employee health and welfare costs, certain employee compensation programs, the effect of lower actual returns on the Company's pension plan assets on year over year pension expense and professional fees associated with its financing activities and disposition of non-core businesses.

   SG&A as a percentage of net sales was 14.0% in 2000 compared to 13.1% in 1999. This increase is attributable to increased employee health and welfare costs, remediation of environmental items and lower sales volumes.

Rationalization of Acquired Businesses

   In connection with the T&N, Cooper Automotive and Fel-Pro acquisitions in 1998, the Company recognized $216.8 million as acquired liabilities related to the rationalization and integration of acquired businesses. The rationalization reserves provided for $180 million in relocation and severance costs and $36.8 million in exit costs, and were recorded as a component of the purchase price.

   The components of the rationalization and integration plan included closure of certain manufacturing facilities worldwide; relocation of highly manual manufacturing product lines to more suitable locations; consolidation of overlapping manufacturing, technical and sales facilities and joint ventures; consolidation of overlapping aftermarket warehouses; consolidation of aftermarket marketing and customer support functions; and streamlining of administrative, sales, marketing and product engineering staffs worldwide.

   The Company paid $3.7 million and $10.7 million related to these rationalization reserves in 2001 and 2000, respectively. Also during 2001 and 2000, the Company made adjustments to reduce the rationalization reserves, with an offsetting amount to goodwill, of $2.0 million and $1.7 million, respectively. These adjustments related to the finalization of rationalization plans. As of December 31, 2001, remaining rationalization reserves were $12.8 million, primarily relating to the closure of several Powertrain Systems facilities in Europe and the consolidation of aftermarket warehouses in Europe. These costs are expected to be paid in 2002.

Restructuring Charges (Credits)

   During 2001, the Company recognized $38.0 million of restructuring charges related to severance and exit costs. Severance costs of $36.0 million primarily included the planned consolidation of the European friction business and the January 2001 salaried employee reductions in North America and Europe. Total employee reductions are expected to be approximately 1,000 of which 750 have been terminated as of December 31, 2001. Exit costs of $2.0 million are primarily comprised of planned consolidation of the European friction business.

   In 2000, the Board of Directors of the Company approved, and the Company began to implement, a global restructuring plan. The primary purposes of this plan were to improve the Company's cost structure and reduce non-productive assets. The significant activities that were part of the 2000 plan are as follows:

   Consolidation of European Operations: The Company has developed plans to take advantage of opportunities to achieve synergies in and consolidate activities of its European operations. As part of these plans, four of its manufacturing facilities were to be closed or consolidated, and the operations that were being performed within these facilities were to be moved to other European locations. The Company will achieve a net reduction of approximately 1,350 employees, comprised of 1,800 reductions associated with facility closings, offset by 450 new hires in new or expanded facilities.

   Consolidation of North American and South American Operations: The Company has implemented a plan to consolidate certain manufacturing, distribution and administrative functions in North and South America. As a result of these plans the Company will either sell, close or consolidate 36 facilities, and the operations that were being performed within these facilities will be moved to other North American and South American locations. The Company will achieve a net reduction of approximately 1,500 employees, comprised of 2,950 reductions associated with facility closings, offset by 1,450 new hires required for new or expanded facilities.

   In 2000, the Company recognized $135.7 million of restructuring charges related to severance and exit costs. Employee severance costs of $105.8 million and exit costs of $29.8 million resulted from the planned closure of certain North American aftermarket branch warehouses and distribution centers; consolidation of the Company's heavy-wall bearings business; the closure of Australian and Taiwanese sales, administrative, and distribution facilities; the consolidation of certain administrative and human resource functions in Europe; reorganization of the America's friction business; closure of one of the Company's European R&D centers, consolidation of an administrative facility at the Company's Ohio ignition facility and various other programs in North America, South America and Europe. As part of the 2000 restructuring plan, approximately 1,400 employees were severed and 30 facilities were closed or consolidated. As of December 31, 2001, the Company paid $46.8 million for employee severance costs and $4.2 million for exit costs against the 2000 reserves.

   In 1999, the Company recognized $13.2 million of restructuring charges related to severance and exit costs. Employee severance costs of $11.1 million resulted from terminations in certain European operations of the Company, employees at the Company's Milan, Michigan plant, and certain executive severances. The severance costs were based on the estimated amounts that will be paid to the affected employees pursuant to the Company's workforce reduction policies and certain governmental regulations. Total headcount reductions were approximately 250 employees. Exit costs of $2.1 million were related to the closing of the Company's Milan plant and French bearing operations. These actions were substantially completed as of December 31, 2001.

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

Adjustment of Assets Held for Sale and Other Long-Lived Assets to Fair Value

   Concurrent with the Company's on-going planning process, the Company performed an impairment assessment of its long-lived assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" during the third quarter of 2001. The Company's impending Restructuring Proceedings and recent operating losses were indicators of impairment as provided by SFAS No. 121. The Company determined that the undiscounted cash flows of certain business within its Other and Powertrain segments, were less than the carrying value of the long-lived assets of those operating units. Accordingly, the Company adjusted the carrying value of those assets to their fair value resulting in an impairment charge of $497.3 million. Additionally, in the fourth quarter, the Company recorded an impairment charge of $37.8 million for an insolvent business in the United Kingdom and $10.0 for operations located in Argentina as a result of the current economic environment in that country. The fair value was determined by anticipated future cash flows discounted at a rate commensurate with the risk involved.

   The following is a summary of the impairment charge by long-lived asset (in millions):

                      Goodwill..................... $259.7
                      Other intangible assets......   74.3
                      Property, plant and equipment  211.1
                                                    ------
                                                    $545.1
                                                    ======

   In 2000, the Company recorded a $75.4 million impairment charge primarily associated with the actions of the 2000 restructuring program. Included in this impairment charge are the write-down of assets to their fair value for the closure of aftermarket branch warehouses and distribution centers, the Company's Ohio administrative facility, a European R&D center and certain facilities associated with the reorganization of the America's friction business.

   In 1999, the Company sold its subsidiary, Bertolotti Pietro e Figli, S.r.1. (Bertolotti), an Italian aftermarket operation and recognized a $7.9 million loss associated with the writedown of Bertolotti's assets to their fair value resulting from the sale. Offsetting the loss was a tax benefit of $7.9 million resulting from the sale.

Asbestos Charge

   In 2000, the Company recorded a $184.4 million charge consisting of a $625.3 million increase in the Company's asbestos liability, which was partially offset by a $440.9 million increase in the Company's asbestos-related insurance recoverable. These charges and insurance recoveries were primarily based on an econometric study the Company commissioned during 2000 as discussed further in
Note 16 to the consolidated financial statements.

Integration Costs

   The Company recognized $46.9 million of integration costs in 1999 in connection with the acquisitions of T&N, Cooper Automotive and Fel-Pro. These expenses included one-time items such as brand integration, costs to pack and move productive inventory and fixed assets from one location to another and costs to change the identity of entities acquired. There were no integration costs in 2000 or 2001.

Interest Expense

   Interest expense, net, decreased $10.2 million in 2001 to $274.8 million. This decrease is the result of not accruing or paying interest on certain pre-petition debt. The effect of not accruing the contractual interest on the pre-petition debt was $41.6 million. The reduction in interest expense, net, was partially offset by higher average borrowings on the Company's credit facilities during 2001 than in 2000.

   Interest expense increased $15.8 million in 2000 to $298.3 million. The increase is primarily attributable to the full-year effect of the 1999 bond issue and higher amounts outstanding on the Company's multi-currency revolver during 2000.

Chapter 11 and Administration Related Reorganization Expenses

   In connection with the Restructuring Proceedings, the Company recognized $50.6 million of Chapter 11 and Administration related reorganization expenses in 2001. These expenses consisted of legal, financial and advisory fees.

Other Expenses, net

   Other expenses, net, increased from 2000 to 2001 by $28.1 million to $59.0 million. This increase is primarily attributable to losses on the divestitures of non-core businesses in 2001 of $36.3 million. Other expenses, net, includes such items as equity earnings (loss) in unconsolidated joint ventures, gain
(loss) on divestitures of business, discount on accounts receivable securitization and amounts due to holders of the Company-Obligated Mandatorily Redeemable Preferred Securities.

Income Taxes

   For 2001, the Company recorded income tax expense of $219.5 million on a loss before income taxes and extraordinary items of $854.2 million, compared to income tax expense of $19.2 million on a loss before income taxes and extraordinary items of $262.3 million in 2000. Income tax expense for 2001 results from the effects of the permanent difference between book and tax goodwill related to divestitures and impairment charges, an increase in the valuation allowance on deferred income tax assets in the U.S. and U.K., and non-deductible goodwill amortization.

   At December 31, 2001, the Company had deferred tax assets of $800.4 million, net of a valuation allowance of $496.8 million, and deferred tax liabilities of $867.8 million. The valuation allowance for deferred tax assets increased by $277.2 million in 2001. In each country except the U.S. and the U.K., the deferred tax liabilities are greater than the net deferred tax assets, and they generally reverse in similar periods. The deferred tax assets in the U.S. and U.K. relate primarily to net operating loss carryforwards, asbestos liabilities and postemployment liabilities. The ultimate realization of net deferred income tax assets in the U.S. and the U.K. is dependent upon future taxable income. Management considers historical and projected future taxable income and tax planning strategies by taxing jurisdiction in determining whether a valuation allowance is necessary.

   Due to the Company's Restructuring Proceedings that limit the implementation of certain tax planning strategies, current adverse market conditions and recent taxable losses in the U.S., the Company established a full valuation allowance reserve in 2001 against the net U.S. deferred tax assets to the extend that the losses cannot be carried back. The net operating losses in the U.K. have no expiration date and the Company believes it is more likely than not that the U.K. deferred tax assets, beyond those specifically reserved, will be realized through a combination of the reversal of deferred tax liabilities and future taxable income from operations.

   Through the Petition Date, tax expense had historically differed from income taxes currently payable due to timing differences most significantly related to asbestos payments. As a result of the Restructuring Proceedings, the Company does not expect to make payments for the settlement of asbestos claims in the near term and as such, income taxes payable in the U.K. may increase. The Company does not expect the effect of suspended asbestos payments to have a significant effect on income taxes payable in the U.S. in the near term.

   The Company evaluates its deferred taxes and related valuation allowance quarterly. If the Company believes that changes in current or future taxable income will not support the basis for recognizing the benefit of the deferred tax assets, valuation allowances will be provided accordingly.

Extraordinary Items

   In 2001, the Company completed a series of debt to equity exchanges of its public bonds. As a result of these exchanges, the Company issued 9.6 million shares in aggregate of its common stock to the holders of $76.5 million face value of various notes. These exchanges resulted in a gain of $72.2 million.The Company did not provide tax expense on these gains as the Company did not provide a tax benefit on its 2001 operating losses in the U.S.

   As a result of certain financing transactions (see Liquidity and Capital Resources), the Company incurred extraordinary losses on the early retirement of debt of $23.1 million, net of related tax benefits of $13.5 million in 1999.

Cumulative Effect of Change in Accounting Principle

   In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 was effective January 1, 1999 and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. The Company adopted SOP 98-5 on January 1, 1999 and subsequently wrote off, as a cumulative effect of change in accounting principle, the unamortized balance of start-up costs totaling $12.7 million, net of applicable income tax benefits of $6.8 million, in the quarter ended March 31, 1999.

Effect of Accounting Pronouncements

   On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

   In 2002, the Company will adopt the new rules on accounting for goodwill and other intangible assets. Application of SFAS No. 142 will result in a decrease to amortization expense. During the years ended December 31, 2001, 2000 and 1999, the Company recognized amortization expense of $115.3 million, $123.5 million, and $127.2 million related primarily to goodwill and indefinite lived intangible assets. During 2002, the Company will complete the first of the required impairment tests of goodwill and indefinite lived intangible assets. Although the Company has not completed its analysis of the effect of the initial impairment test under this statement, initial assessments indicate that adoption will require a substantial write-off of its $2.7 billion of net goodwill recorded at December 31, 2001.

Liquidity and Capital Resources

Cash Flow Provided by Operating Activities

   Cash flow provided by operating activities was $35.8 million in 2001. Cash flow was impacted positively by the Restructuring Proceedings due to the benefit realized as a result of staying accounts payable and asbestos claims outstanding at the Petition Date. The primary uses of cash during 2001 were the $215.9 million of asbestos payments and $62.0 million of restructuring and rationalization payments. Changes in working capital provided $239.2 million of positive cash flow as a result of a decrease in inventories of $40.2 million, a decrease in accounts receivable of $116.4 million, and an increase in accounts payable of $82.6 million.

   Cash flow used by operating activities was $154.5 million in 2000. Among the factors impacting operating cash flows were payments related to asbestos of $351.4 million and restructuring and rationalization reserves of

$72.2 million, a decrease in accounts payable of $175.4 million, and a decrease in other current assets and liabilities of $114.4 million. These usages were partially offset by decreases in accounts receivable and inventory of $38.1 million and $40.7 million, respectively.

Cash Flow Used by Investing Activities

   Cash flow used by investing activities was $70.8 million in 2001. Capital expenditures amounted to $315.5 million and business acquisitions, net of cash acquired, used $18.8 million. These outflows were offset by proceeds from the sale of various businesses amounting to $242.8 million and proceeds from the sale of fixed assets of $19.0 million.

   Cash flow used by investing activities was $244.3 million in 2000. The Company made capital expenditures of $313.3 million to implement process improvements, increase manufacturing capacity, information technology and new product introductions. These cash flows were offset by proceeds of $66.6 million from the divestiture of several businesses.

   The Company anticipates that 2002 capital expenditures, exclusive of acquisitions and investments in affiliates, will be approximately $365.0 million. The Company expects that funding for these expenditures will be from cash on hand, cash provided from operations and external sources as required.

Cash Flow Provided from Financing Activities

   Cash flow provided from financing activities was $274.7 million in 2001. Cash flow provided primarily resulted from net borrowings in the amount of $643.3 million, offset by the repurchase of accounts receivable under securitization in the amount of $348.1 million in conjunction with the closure of that facility.

   Cash flow provided from financing activities was $441.5 million in 2000, primarily arising from proceeds of $689.0 million from the issuance of long-term debt, offset by principal payments on long-term debt of $145.3 million and repurchase of accounts receivable under securitization of $62.1 million.

   To meet its liquidity needs over the next two years, the Company entered into a DIP credit facility in the aggregate amount of $675 million, under which it has borrowed $250.0 million as of December 31, 2001. The Company had $285.0 million available for borrowings at December 31, 2001. The DIP credit facility has been approved by the Bankruptcy court as well as the various creditors' committees. The DIP credit facility expires in October, 2003 and bears interest at either alternate base rate ("ABR") plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus 3.5 percentage points. The ABR is the greatest of either the bank's prime rate or the base CD rate plus 1 percentage point or the fed funds rate plus 1/2 percentage point.

   The Company provided collateral in the form of a pledge of its domestic inventories, domestic accounts receivable, domestic plant, equipment and real property, and its domestic intellectual property to the DIP lenders. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest.

   The DIP credit facility contains restrictive covenants. The more significant of these covenants include the maintenance of certain levels of EBITDA and limitation on quarterly capital expenditures. Additional covenants include, but are not limited to, limitations on the early retirement of debt, additional borrowings, payment of dividends and the sale of assets or businesses.

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

   The Company has the following contractual obligation and commercial commitments outstanding at December 31, 2001:

                                        Less                    Liabilities
                                       than 1  1-3              Subject to
                               Total    year  years  Thereafter Compromise
     Contractural Obligations -------- ------ ------ ---------- -----------
                                          (Millions of dollars)
         Long-term debt...... $4,242.6 $ 4.5  $266.7   $  --     $3,971.4
         Operating leases....    169.8  42.4    86.4    41.0           --
                              -------- -----  ------   -----     --------
              Total.......... $4,412.4 $46.9  $353.1   $41.0     $3,971.4
                              ======== =====  ======   =====     ========

                                        Total             Less    Liabilities
                                       Amounts           than 1   Subject to
                                      Committed           year    Compromise
       Other Commercial Commitments ---------          ------     -----------
                                    Amount of Commitment Expiration per period
                                              (Millions of dollars)
            Line of credit......... $1,902.1           $20.4       $1,881.7
            Letters of credit......     80.5              --           80.5
                                    --------           -----       --------
                  Total............ $1,982.6           $ 0.4       $1,962.2
                                    ========           =====       ========

   The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, the Bankruptcy Court's approval of management's plans and the availability of financing. Management believes that cash on hand and cash flow from operations, in conjunction with borrowings from its DIP credit facility, will be sufficient to fund capital expenditures and meet its post-petition operating obligations in the short-term. In the long term, the Company believes that the benefits from the previously announced restructuring programs and favorable resolution of its asbestos liability through Chapter 11 will provide adequate long term cash flows. However, there can be no assurance that such initiatives are achievable in this regard or that the terms available for any future financing, if required, would be available or favorable to the Company. Also, resolutions of certain obligations, particularly asbestos obligations are impacted by factors outside the Company's control.

   At December 31, 2001 the Company was in compliance with all debt covenants under its existing DIP credit facility. Based on current forecasts, the Company expects to be in compliance throughout 2002. Changes in the business environment, market factors, macroeconomic factors, or the Company's ability to achieve its forecasts and other factors outside of the Company's control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

Asbestos Liability and Legal Proceedings

   Note 16 to the consolidated financial statements, entitled "Litigation and Environmental Matters", is incorporated herein by reference.

Item 7a.   Qualitative and Quantitative Disclosures About Market Risk.

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

   As currency exchange rates change, translation of the statements of operations of the Company's international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity for the Company's foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company's other comprehensive loss was increased by $129.4 million and $245.6 million during 2001 and 2000, respectively, due to cumulative translation adjustments resulting from changes in the U.S. dollar to the euro, British pound and Argentine peso.

   As of December 31, 2001 and 2000, the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $612.0 million and $356.0 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $61.2 million and $35.6 million, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

   The Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs. The unrealized gains and losses on the Company's foreign currency transactions were immaterial at December 31, 2000. No options or contracts were outstanding at December 31, 2001.

Interest Rate Risk

   The Company's variable interest expense is sensitive to changes in the general level of United States interest rates. Most of the Company's interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure.

Commodity Price Risk

   The Company is dependent upon the supply of certain raw materials in the production process and has from time to time entered into firm purchase commitments for copper, aluminum alloy, high-grade aluminum, lead and nickel. The Company uses forward contracts to hedge against the changes in certain specific commodity prices of the purchase commitments outstanding. As of December 31, 2001, there were no contracts outstanding.

Item 8.  Financial Statements and Supplemental Data

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Year Ended December 31
                                                                                              -----------------------------
                                                                                                2001       2000      1999
                                                                                              ---------  --------  --------
                                                                                                  (Millions of Dollars,
                                                                                                Except Per Share Amounts)
                                                                                              -----------------------------
Net sales.................................................................................... $ 5,457.0  $6,013.2  $6,487.5
Cost of products sold........................................................................   4,372.9   4,595.9   4,709.1
                                                                                              ---------  --------  --------
  Gross margin...............................................................................   1,084.1   1,417.3   1,778.4
Selling, general and administrative expenses.................................................     855.5     844.6     848.9
Amortization of goodwill and other intangible assets.........................................     115.3     123.6     127.2
Restructuring charges........................................................................      38.0     135.7        --
Adjustment of assets held for sale and other long-lived assets to fair value.................     545.1      75.4       7.9
Asbestos charge..............................................................................        --     184.4        --
Integration costs............................................................................        --        --      46.9
Interest expense, net........................................................................     274.8     285.0     268.9
Chapter 11 and Administration related reorganization expenses................................      50.6        --        --
Other expense, net...........................................................................      59.0      30.9      18.7
                                                                                              ---------  --------  --------
       Earnings (loss) before income taxes, extraordinary items and cumulative effect
        of change in accounting principle....................................................    (854.2)   (262.3)    459.9
Income tax expense...........................................................................     219.5      19.2     180.9
                                                                                              ---------  --------  --------
       Earnings (loss) before extraordinary items and cumulative effect of change in
        accounting principle.................................................................  (1,073.7)   (281.5)    279.0
Extraordinary items--(gain) loss on early retirement of debt, net of applicable income tax
 benefits....................................................................................     (72.2)       --      23.1
Cumulative effect of change in accounting for costs of start-up activities, net of applicable
 income tax benefit..........................................................................        --        --      12.7
                                                                                              ---------  --------  --------
       Net earnings (loss)...................................................................  (1,001.5)   (281.5)    243.2
Preferred dividends, net of related tax benefit..............................................       1.9       2.0       2.4
                                                                                              ---------  --------  --------
Net Earnings (Loss) Available for Common Shareholders........................................ $(1,003.4) $ (283.5) $  240.8
                                                                                              =========  ========  ========
Earnings (Loss) Per Common Share:
Basic
    Earnings (loss) before extraordinary items and cumulative effect of change in
     accounting principle.................................................................... $  (14.23) $  (4.02) $   3.96
    Extraordinary items--(gain) loss on early retirement of debt, net of applicableincome
     tax benefits............................................................................      (.96)       --       .34
    Cumulative effect of change in accounting for costs of start-up activities,net of
     applicable income tax benefit...........................................................        --        --       .18
                                                                                              ---------  --------  --------
       Net Earnings (Loss) Available for Common Shareholders................................. $  (13.27) $  (4.02) $   3.44
                                                                                              =========  ========  ========
Diluted
    Earnings (loss) before extraordinary items and cumulative effect of change in
     accounting principle.................................................................... $  (14.23) $  (4.02) $   3.59
    Extraordinary items--(gain) loss on early retirement of debt, net of applicableincome
     tax benefits............................................................................      (.96)       --       .28
    Cumulative effect of change in accounting for costs of start-up activities,net of
     applicable income tax benefit...........................................................        --        --       .15
                                                                                              ---------  --------  --------
       Net Earnings (Loss) Available for Common Shareholders................................. $  (13.27) $  (4.02) $   3.16
                                                                                              =========  ========  ========

         See accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                                 December 31
                                                                            --------------------
                                                                               2001       2000
                                                                            ---------   --------
                                                                            (Millions of Dollars)
                                  ASSETS
Cash and equivalents....................................................... $   346.9   $  107.2
Accounts receivable........................................................     944.8      512.8
Investment in accounts receivable securitization...........................        --      229.1
Inventories................................................................     721.9      808.6
Deferred taxes.............................................................      55.4      171.6
Prepaid expenses and income tax benefits...................................     177.6      195.1
                                                                            ---------   --------
       Total Current Assets................................................   2,246.6    2,024.4
Property, plant and equipment, net.........................................   2,163.7    2,388.8
Goodwill, net..............................................................   2,708.3    3,303.1
Other intangible assets, net...............................................     655.3      746.4
Asbestos-related insurance recoverable.....................................     723.2      771.1
Other noncurrent assets....................................................     556.1      597.2
                                                                            ---------   --------
       Total Assets........................................................ $ 9,053.2   $9,831.0
                                                                            =========   ========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt, including current portion of long-term debt............... $    24.9   $  147.8
Accounts payable...........................................................     299.5      431.9
Accrued compensation.......................................................     193.9      157.8
Restructuring and rationalization reserves.................................      81.1      107.9
Current portion of asbestos liability......................................        --      350.0
Other accrued liabilities..................................................     382.9      503.7
                                                                            ---------   --------
       Total Current Liabilities...........................................     982.3    1,699.1
Long-term debt.............................................................     266.7    3,559.7
Long-term portion of asbestos liability....................................        --    1,461.9
Postemployment benefits....................................................     819.8      637.6
Other accrued liabilities..................................................     258.5      290.0
Minority interest in consolidated subsidiaries.............................      50.3       57.5
Liabilities subject to compromise..........................................   6,256.6         --
Company-obligated mandatorily redeemable preferred securities of subsidiary
  trustholding solely convertible subordinated debentures of the Company...        --      575.0
Shareholders' Equity:......................................................
   Series C ESOP preferred stock...........................................      28.0       38.1
   Common stock............................................................     411.9      352.5
   Additional paid-in capital..............................................   1,844.6    1,778.6
   Accumulated deficit.....................................................  (1,115.0)    (113.5)
   Accumulated other comprehensive loss....................................    (750.1)    (504.7)
   Other...................................................................      (0.4)      (0.8)
                                                                            ---------   --------
       Total Shareholders' Equity..........................................     419.0    1,550.2
                                                                            ---------   --------
       Total Liabilities and Shareholders' Equity.......................... $ 9,053.2   $9,831.0
                                                                            =========   ========

         See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31
                                                                                 -----------------------------
                                                                                   2001      2000      1999
                                                                                 ---------  -------  ---------
                                                                                     (Millions of Dollars)

Cash Provided From (Used By) Operating Activities
 Net earnings (loss)............................................................ $(1,001.5) $(281.5) $   243.2
  Adjustments to reconcile net earnings (loss) to net cash provided from (used
     by) operating activities...................................................
   Depreciation and amortization................................................     373.7    374.4      354.9
   Restructuring charges........................................................      38.0    135.7         --
   Chapter 11 and Administration related reorganization expenses................      50.6       --         --
   Adjustment of assets held for sale and other long-lived assets to fair value.     545.1     75.4        7.9
   Asbestos charge..............................................................        --    184.4         --
   (Gain) loss on early retirement of debt......................................     (72.2)      --       36.6
   Cumulative effect of change in accounting principle..........................        --       --       19.5
   Postemployment benefits......................................................       8.8     (9.1)     (18.8)
   (Increase) decrease in accounts receivable...................................     116.4     38.1      (33.4)
   Decrease in inventories......................................................      40.2     40.7      117.2
   Increase (decrease) in accounts payable......................................      82.6   (175.4)     149.7
   Changes in other current liabilities and other current assets................     160.4   (113.6)     (55.6)
   Payments against restructuring and rationalization reserves..................     (62.0)   (72.2)     (80.6)
   Payments for Chapter 11 and Administration related reorganization costs......     (28.4)      --         --
   Payments against asbestos liability, net of insurance receipts...............    (215.9)  (351.4)    (178.2)
                                                                                 ---------  -------  ---------
     Net Cash Provided From (Used By) Operating Activities......................      35.8   (154.5)     562.4

Cash Provided From (Used By) Investing Activities
 Expenditures for property, plant and equipment and other long-term assets......    (313.8)  (315.5)    (395.2)
 Proceeds from sale of property, plant and equipment............................      19.0      2.2         --
 Business acquisitions, net of cash acquired....................................     (18.8)      --     (371.2)
 Proceeds from sales of businesses..............................................     242.8     66.6       53.3
 Other..........................................................................        --      2.4         --
                                                                                 ---------  -------  ---------
     Net Cash Used By Investing Activities......................................     (70.8)  (244.3)    (713.1)

Cash Provided From (Used By) Financing Activities
 Proceeds from issuance of long-term debt.......................................     917.2    689.0    2,123.0
 Principal payments on long-term debt...........................................    (171.8)  (145.3)  (2,251.5)
 Decrease in short-term debt....................................................     (64.1)   (25.9)      (3.0)
 Fees paid for debt issuance and other securities...............................     (38.0)    (4.6)     (25.5)
 Sale (repurchase) of accounts receivable under securitization..................    (348.1)   (62.1)     304.3
 Dividends......................................................................        --     (4.0)      (4.3)
 Other..........................................................................     (20.5)    (5.6)      (5.0)
                                                                                 ---------  -------  ---------
     Net Cash Provided From Financing Activities................................     274.7    441.5      138.0
                                                                                 ---------  -------  ---------
     Increase (Decrease) in Cash and Equivalents................................     239.7     42.7      (12.7)
Cash and Equivalents at Beginning of Year.......................................     107.2     64.5       77.2
                                                                                 ---------  -------  ---------
     Cash and Equivalents at End of Year........................................ $   346.9  $ 107.2  $    64.5
                                                                                 =========  =======  =========

         See accompanying Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 Series C                                Retained                 Accumulated
                                   ESOP    Series E         Additional   Earnings     Unearned       Other
                                 Preferred Preferred Common  Paid-In   (Accumulated     ESOP     Comprehensive
                                   Stock     Stock   Stock   Capital     Deficit)   Compensation     Loss      Other    Total
                                 --------- --------- ------ ---------- ------------ ------------ ------------- -----  ---------
                                                                      (Millions of Dollars)
Balance at January 1, 1999......  $ 44.4    $132.7   $336.8  $1,665.8   $   (69.9)     $(15.1)      $(106.0)   $(2.5) $ 1,986.2
Net earnings....................                                            243.2                                         243.2
Currency translation............                                                                     (149.7)             (149.7)
Other...........................                                                                       (6.4)               (6.4)
                                                                                                                      ---------
  Total Comprehensive Income....                                                                                           87.1
Conversion of Series E preferred
 stock..........................            (132.7)    15.2     117.5                                                        --
Issuance of stock, net..........                        0.1      (1.1)                                           1.4        0.4
Retirement of Series C ESOP
 preferred stock................    (2.9)                                                                                  (2.9)
Amortization of unearned ESOP
 compensation...................                                                          7.2                               7.2
Dividends.......................                                 (1.3)       (3.0)                                         (4.3)
Preferred dividend tax benefits.                                  1.5                                                       1.5
                                  ------    ------   ------  --------   ---------      ------       -------    -----  ---------
Balance at December 31, 1999....    41.5        --    352.1   1,782.4       170.3        (7.9)       (262.1)    (1.1)   2,075.2
Net loss........................                                           (281.5)                                       (281.5)
Currency translation............                                                                     (245.6)             (245.6)
Other...........................                                                                        3.0                 3.0
                                                                                                                      ---------
  Total Comprehensive Loss......                                                                                         (524.1)
Issuance of stock, net..........                        0.4      (0.7)                                           0.3         --
Retirement of Series C ESOP
 Preferred stock................    (3.4)                        (3.1)                                                     (6.5)
Amortization of unearned ESOP
 compensation...................                                                          7.9                               7.9
Dividends.......................                                             (4.0)                                         (4.0)
Preferred dividend tax benefits.                                              1.7                                           1.7
                                  ------    ------   ------  --------   ---------      ------       -------    -----  ---------
Balance at December 31, 2000....    38.1        --    352.5   1,778.6      (113.5)         --        (504.7)    (0.8)   1,550.2
Net loss........................                                         (1,001.5)                                     (1,001.5)
Currency translation............                                                                     (129.4)             (129.4)
Other...........................                                                                     (116.0)             (116.0)
                                                                                                                      ---------
  Total Comprehensive Loss......                                                                                       (1,246.9)
Issuance of stock, net..........                       59.4      67.9                                            0.4      127.7
Retirement of Series C ESOP
 Preferred stock................   (10.1)                                                                                 (10.1)
Dividends.......................                                 (1.9)                                                     (1.9)
                                  ------    ------   ------  --------   ---------      ------       -------    -----  ---------
Balance at December 31, 2001....  $ 28.0    $ --     $411.9  $1,844.6   $(1,115.0)     $   --       $(750.1)   $(0.4) $   419.0
                                  ======    ======   ======  ========   =========      ======       =======    =====  =========

         See accompanying Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Voluntary Reorganization Under Chapter 11 and Administration

   On October 1, 2001 (the "Petition Date"), Federal-Mogul Corporation ("Company" or "Federal Mogul") and all of its wholly owned United States subsidiaries filed voluntary petitions for reorganization (the "U.S. Restructuring") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Also on October 1, 2001, certain of the Company's United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the "U.K. Restructuring") under the United Kingdom Insolvency Act of 1986 (the "Act") in the High Court of Justice, Chancery division in London, England (the "High Court"). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the "Debtors". The U.S. Restructuring and U.K. Restructuring are herein referred to as the "Restructuring Proceedings". The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company's non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above.

   The Restructuring Proceedings were undertaken to resolve the Company's asbestos-related litigation in a fair and equitable manner, to protect the long-term value of the Debtors' businesses and to maintain the Debtors' leadership positions in their markets.

Consequences of the Restructuring Proceedings:

   The U.S. Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of an Administrator approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, all pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors' intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act. However, it is currently impossible to predict with any degree of certainty how a plan of reorganization or a scheme of arrangement will treat asbestos and other pre-petition claims and what impact the Restructuring Proceedings and any plan of reorganization or scheme of arrangement may have on the shares of the Company's common stock. The formulation and implementation of the plan of reorganization or scheme of arrangement could take a significant period of time.

   In the U.S., two creditors' committees, representing asbestos claimants and unsecured creditors have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Company expects that the appointed committees, together with the now appointed legal representative for the future asbestos claimants will play important roles in the Restructuring Proceedings. In the U.K., the Administrator has appointed a creditor's committee, representing both asbestos claimants and general unsecured creditors. The Company expects this committee to play an important role in the negotiation of any scheme of arrangement.

   As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization within 120 days following the Petition Date with the Bankruptcy Court. The Debtors have asked the Bankruptcy Court to extend the period of exclusivity to August 1, 2002, and the request was granted. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan of reorganization is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors. As provided by the Act, the Administrator will propose a scheme of arrangement with the High Court.

   The Company is unable to predict at this time what the treatment of creditors and equity security holders of the respective Debtors will be under any proposed plan(s) of reorganization or schemes of arrangement. One alternative such plan(s) of reorganization may provide, among other things, that all present and future asbestos-related liabilities of the Debtors will be discharged and assumed and resolved by one or more independently administered trusts established in compliance with Section 524(g) of the Bankruptcy Code. Such plan(s) may also provide for the issuance of an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors alleging asbestos-related claims, which claims will be paid in whole or in part by one or more Section 524(g) trusts. Similar plans of reorganization have been confirmed in Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims against the reorganized company and channeling those claims to an independent trust.

   There are two possible types of U.K. schemes of arrangements. The first is under Section 425 of the Companies Act of 1985, which may involve a scheme for the reconstruction of the Company. If a majority in number representing three-fourths in value of the creditors or members or any class of them agree to the compromise or arrangement, it is binding if sanctioned by the High Court. Section 425 may be invoked where there is an Administration order in force in relation to the Company. The other possible type of scheme arises under Section 1 of the Insolvency Act of 1986 in relation to Company Voluntary Arrangements ("CVA"). If a majority in value representing more than three-fourths of the creditors agrees to the compromise or arrangement set out in the CVA proposal, it will be approved.

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

   The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equitysecurity holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity shareholders may be substantially altered by any plan(s) of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors. Pre-petition creditors may receive under the proposed plan(s) less than 100% of the face value of their claims, and the interests of the Company's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 cases, the terms and provisions of any plan(s) of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the pre-petition creditors of the Debtors or the interests of the Company's equity security holders.

Chapter 11 Financing:

   In connection with the Restructuring Proceedings, the Company entered into a $675 million debtor-in-possession ("DIP") credit facility to supplement liquidity and fund operations during the reorganization process.

The DIP credit facility expires in October, 2003 and bears interest at either alternate base rate ("ABR") plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus 3.5 percentage points. The ABR is the greatest of either the bank's prime rate or the base CD rate plus 1 percentage point or the fed funds rate plus 1/2 percentage point.

   At December 31, 2001 the Company had $250.0 million outstanding and $285.0 million available to borrow under its DIP credit facility. The borrowings were used to pay off the Company's accounts receivable securitization facility because, as a result of the U.S. Restructuring, the Company was in default on the securitization facility and negotiated to pay off such facility .

Financial Statement Presentation:

   The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are highly uncertain. Given this uncertainty, there is substantial doubt about the ability of the Company to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrator or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization or scheme of arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

   Virtually all of the Company's pre-petition debt is in default. At December 31, 2001, the Debtors' pre-petition debt is classified under the caption "Liabilities Subject to Compromise." This includes debt outstanding of $1,901.9 million under the pre-petition Senior Credit Agreements and $2,119.0 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $49.5 million.

   As a result of the Restructuring Proceedings, the Company is in default to its affiliate holder of its convertible junior subordinated debentures and is no longer accruing interest expense or making interest payments on the debentures. As a result, the affiliate will no longer have the funds available to pay distributions on the Company-Obligated Mandatorily Redeemable Preferred Securities and stopped accruing and paying such distributions in October 2001. The affiliate is in default on the Company-Obligated Mandatorily Redeemable Preferred Securities. The Company is a guarantor on the outstanding debentures, and, as a result of the default, the Company has become a debtor to the holders of the debentures directly. This liability is a pre-petition liability. As a result, the Company has classified these securities as Liabilities Subject to Compromise in the December 31, 2001 consolidated balance sheet.

   As reflected in the consolidated financial statements, "Liabilities Subject to Compromise" refers to Debtors' liabilities incurred prior to the commencement of the Restructuring Proceedings. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments. Future adjustments may result from (i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrator; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the Restructuring Proceedings.

   Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. No bar dates have been set for the filing of proofs of claim against the Debtors. Accordingly, the ultimate number and allowed amount of such claims are not presently known. The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims and certain other pre-petition claims.

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

Debtors' Financial Statements:

   The condensed financial statements of the Debtors' are presented as follows:

                           Federal-Mogul Corporation
                       Debtors' Statement of Operations

                                                                                             Year Ended
                                                                                             December 31
                                                                                                2001
                                                                                        ---------------------
                                                                                        (Millions of Dollars)
Net sales..............................................................................       $ 3,702.9
Cost of products sold..................................................................         3,066.3
                                                                                              ---------
 Gross margin..........................................................................           636.6
Selling, general and administrative expenses...........................................           577.7
Amortization of goodwill and other intangible assets...................................            95.5
Restructuring charges..................................................................            18.4
Adjustment of assets held for sale and other long-lived assets to fair value...........           381.3
Interest expense.......................................................................           287.2
Chapter 11 and Administration related reorganization expenses..........................            50.6
Other income, net......................................................................           (60.4)
                                                                                              ---------
       Loss before income taxes, extraordinary items and equity loss of Non-Debtor
         subsidiaries..................................................................          (713.7)
Income tax expense.....................................................................           199.8
                                                                                              ---------
       Loss before extraordinary item and equity loss of Non-Debtor subsidaries........          (913.5)
Extraordinary items - gain on early retirement of debt.................................           (72.2)
                                                                                              ---------
       Loss before equity loss of Non-Debtor subsidiaries..............................          (841.3)
Equity loss of Non-Debtor subsidiaries.................................................           160.2
                                                                                              ---------
       Net loss........................................................................       $(1,001.5)
                                                                                              =========

                           Federal-Mogul Corporation
                            Debtors' Balance Sheet

                                                        December 31
                                                           2001
                                                   ---------------------
                                                   (Millions of Dollars)
                         ASSETS
       Cash and equivalents.......................       $   146.5
       Accounts receivable........................           604.0
       Accounts receivable--Non-Debtors...........           153.3
       Inventories................................           440.4
       Deferred taxes.............................            37.0
       Prepaid expenses and income tax benefits...           114.7
                                                         ---------
          Total Current Assets....................         1,495.9
       Property, plant and equipment, net.........         1,235.2
       Goodwill, net..............................         2,202.4
       Other intangible assets, net...............           600.3
       Asbestos-related insurance recoverable.....           723.2
       Investment in Non-Debtor subsidiaries......         5,759.5
       Loans receivable--Non-Debtors..............         4,678.5
       Other noncurrent assets....................           487.0
                                                         ---------
          Total Assets............................       $17,182.0
                                                         =========
          LIABILITIES AND SHAREHOLDERS' EQUITY
       Accounts payable...........................       $   237.1
       Accounts payable--Non-Debtors..............            38.5
       Other accrued liabilities..................           292.2
                                                         ---------
          Total Current Liabilities...............           567.8
       Long-term debt.............................           250.0
       Postemployment benefits....................           655.9
       Other accrued liabilities..................            76.1
       Loans payable--Non-Debtors.................         1,042.1
       Liablities subject to compromise...........         8,294.1
       Shareholders' Equity:
        Series C ESOP Preferred stock.............            28.0
        Common stock..............................           411.9
        Additional paid-in capital................         1,844.6
        Accumulated deficit.......................         4,758.2
        Accumulated other comprehensive loss......          (746.3)
        Other.....................................            (0.4)
                                                         ---------
       Total Shareholders' Equity.................         6,296.0
                                                         ---------
        Total Liabilities and Shareholders' Equity       $17,182.0
                                                         =========

                           Federal-Mogul Corporation
                       Debtors' Statement of Cash Flows

                                                                                                 Year Ended
                                                                                                 December 31
                                                                                                    2001
                                                                                            ---------------------
                                                                                            (Millions of Dollars)
Cash Provided From (Used By) Operating Activities
 Net loss..................................................................................       $(1,001.5)
 Adjustments to reconcile net loss to net cash provided from (used by) operating activities
   Depreciation and amortization...........................................................           253.1
   Restructuring charges...................................................................            18.4
   Chapter 11 and Administration related reorganization expenses...........................            50.6
   Adjustment of assets held for sale and other long-lived assets to fair value............           381.3
   Gain on early retirement of debt........................................................           (72.2)
   Equity loss of Non-Debtor subsidiaries..................................................           160.2
   Postemployment benefits.................................................................             8.8
   Changes in working capital, other assets, and other liabilities.........................           158.3
   Payments of Chapter 11 and Administration related reorganization expenses...............           (28.4)
   Payments against restructuring and rationalization reserves.............................           (42.8)
   Payments against asbestos liability, net of insurance receipts..........................          (215.9)
                                                                                                  ---------
     Net Cash Used By Operating Activities.................................................          (330.1)
Cash Provided From (Used By) Investing Activities
 Expenditures for property, plant and equipment and other long-term assets.................          (149.3)
 Proceeds from sales of businesses.........................................................           241.9
                                                                                                  ---------
     Net Cash Provided From Investing Activities...........................................            92.6
Cash Provided From (Used By) Financing Activities
 Proceeds from issuance of long-term debt..................................................           917.2
 Principal payments on long-term debt......................................................          (171.8)
 Decrease in short-term debt...............................................................           (64.1)
 Fees paid for debt issuance and other securities..........................................           (38.0)
 Repurchase of accounts receivable under securitization....................................          (348.1)
                                                                                                  ---------
     Net Cash Provided From Financing Activities...........................................           295.2
     Increase in Cash and Equivalents......................................................            57.7
Cash and Equivalents at Beginning of Year..................................................            88.8
                                                                                                  ---------
     Cash and Equivalents at End of Year...................................................           146.5
                                                                                                  =========

   Liabilities subject to compromise at December 31, 2001 are comprised of (in millions):

     Debt......................................................... $3,971.4
     Asbestos liabilities.........................................  1,550.2
     Company-Obligated Mandatorily Redeemable Preferred Securities    449.5
     Accounts payable.............................................    200.2
     Interest payable.............................................     43.7
     Environmental liabilities....................................     23.3
     Other accrued liabilities....................................     18.3
                                                                   --------
     Subtotal.....................................................  6,256.6
     Intercompany payables to affiliates..........................  2,037.5
                                                                   --------
     Total........................................................ $8,294.1
                                                                   ========

   Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees for 2001.

2.  Accounting Policies

   Organization:   The Company is an automotive parts manufacturer providing
innovative solutions and systems to global customers in the automotive, small engine, heavy-duty and industrial markets. The Company manufactures engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, sintered products, sealing systems, systems protection sleeving products, fuel systems, wipers, lighting, ignition, brake, friction and chassis products. The Company's principal customers include many of the world's original equipment ("OE") manufacturers of such vehicles and industrial products. The Company also manufactures and supplies its products and related parts to the aftermarket.

   Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

   Cash and Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

   Inventories: Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 53% and 48% of the inventory at December 31, 2001 and 2000, respectively. The remaining inventories are recorded using the first-in, first-out (FIFO) method. If inventories had been valued at current cost, amounts reported would have been increased by $44.7 million and $40.5 million as of December 31, 2001 and 2000, respectively. Inventories have also been reduced by an allowance for excess and obsolete inventories based on management's review of inventories compared to estimated future sales and usage.

   Inventory quantity reductions resulting in liquidations of certain LIFO inventory layers decreased net earnings by $4.1 million ($.05 per diluted share) in 2001, and increased net earnings by $2.2 million and $3.2 million ($.03 and $.04 per diluted share) in 2000 and 1999, respectively.

   At December 31, inventories consisted of the following:

                                                2001        2000
                                               ------      ------
                                              (Millions of Dollars)
              Finished products.............. $511.2      $545.8
              Work-in-process................  116.4       136.3
              Raw materials..................  144.1       155.8
                                               ------      ------
                                               771.7       837.9
              Reserve for inventory valuation  (49.8)      (29.3)
                                               ------      ------
                                              $721.9      $808.6
                                               ======      ======

   Goodwill and Other Intangible Assets: At December 31, goodwill and other intangible assets, which result principally from acquisitions, consisted of the following:

                                               Estimated
                                              Useful Life   2001        2000
                                              ----------- --------    --------
                                                          (Millions of Dollars)
  Goodwill...................................    40 years $3,009.1    $3,557.6
  Accumulated amortization...................               (300.8)     (254.5)
                                                          --------    --------
     Total Goodwill..........................             $2,708.3    $3,303.1
                                                          ========    ========
  Other Intangible Assets
   Trademarks................................    40 years $  432.3    $  418.1
   Developed technology...................... 12-30 years    222.6       337.1
   Assembled workforce.......................    15 years     40.4        71.8
   Other.....................................  5-20 years      9.4         9.6
                                                          --------    --------
     Subtotal................................                704.7       836.6
  Accumulated amortization...................               (123.5)     (107.7)
                                                          --------    --------
     Total Other Amortized Intangible Assets.                581.2       728.9
  Intangible Pension Asset...................                 74.1        17.5
                                                          --------    --------
     Total Other Intangible Assets...........             $  655.3    $  746.4
                                                          ========    ========

   Changes to Goodwill and Other Amortized Intangible Assets are as follows:

                                                Other Amortized
                                      Goodwill Intangible Assets
                                      -------- -----------------
                                        (Millions of dollars)
               December 31, 2000..... $3,303.1      $ 728.9
                Impairment...........  (259.7)       (74.3)
                Sale of Businesses...  (156.2)       (26.3)
                Amortization.........   (82.2)       (33.1)
                Translation and other   (96.7)       (14.0)
                                      --------      -------
               December 31, 2001..... $2,708.3      $ 581.2
                                      ========      =======

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

   Research and Development and Advertising Costs: The Company expenses research and development costs as incurred. Research and development expense was $115.1 million, $127.8 million and $128.0 million for 2001, 2000 and 1999, respectively.

   Costs associated with advertising and promotion are expensed as incurred. Advertising and promotion expense was $56.2 million, $68.6 million and $59.8 million for 2001, 2000 and 1999, respectively.

   Currency Translation: Exchange adjustments related to international currency transactions and translation adjustments for subsidiaries whose functional currency is the United States dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of operations. Translation adjustments of international subsidiaries for which the local currency is the functional currency are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Deferred taxes are not provided on the translation adjustments as the earnings of the subsidiaries are considered to be permanently reinvested.

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

   Integration Costs: Integration costs are incremental direct costs associated with integrating material acquisitions and include such one-time items as brand integration, costs to pack and move productive inventory and fixed assets from one location to another, and costs to change the identity of entities acquired. Such costs are expensed as incurred.

   Derivative Financial Instruments: The Company is exposed to market risks, such as fluctuations in foreign currency risk and commodity price risk. To manage the volatility relating to these exposures, the Company aggregates its exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, the Company enters into various derivative transactions pursuant to its risk management policies. Designation is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. The Company does not hold or issue derivative financial instruments for trading purposes. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

   Comprehensive Income: The Company displays comprehensive income in the consolidated statements of shareholders' equity. At December 31, 2001, 2000 and 1999, accumulated other comprehensive loss consisted of $627.0 million, $497.6 million and $252.0 million of foreign currency translation, respectively, and $123.1 million, $7.1 million and $10.1 million of other comprehensive loss, primarily pension, net of tax, respectively.

   Use of Estimates:   The preparation of financial statements in conformity
with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Reclassifications: Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 2001.

   Effect of Accounting Pronouncements: On July 20, 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The Company has not made acquisitions since such time. Under SFAS No. 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

   In 2002, the Company will adopt SFAS No. 142, which will result in the discontinuance of amortization of goodwill and indefinite-lived intangible assets that were recorded in connection with previous business combinations. SFAS No. 142 will also require the Company to perform impairment tests of goodwill and indefinite lived intangible assets on an annual basis (or more frequently if impairment indicators exist). During 2002, the Company will complete the first of the required impairment tests of goodwill and indefinite lived intangible assets. Although the Company has not completed its analysis of the effect of the initial impairment test under this statement, initial assessments indicate that adoption will require a substantial write-off of its $2.7 billion of net goodwill recorded at December 31, 2001.

3.  Sales of Businesses

   During 2001, the Company completed the following divestitures of its non-core businesses:

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

    . In July 2001, the divestiture of its industrial heavy wall bearing operation in McConnelsville, Ohio, to Miba-Bearings--US, LLC, a subsidiary of Miba AG, a major Austrian industrial bearing manufacturer.

    . In August 2001, the divestiture of its subsidiary Federal-Mogul RPB Ltd. ("RPB") to Waukesha Bearings Corporation a subsidiary of Dover Corporation. RPB manufactures industrial rotating plant bearings and magnetic bearings.

    . In August 2001, the divestiture of the aftermarket operations of Blazer Lighting Products ("Blazer") to Clean-Rite Products LLC, an automotive aftermarket supplier. Blazer manufactures exterior vehicle lighting products.

    . In August 2001, the divestiture of its Pontotoc, Mississippi, operation to Union Spring and Manufacturing Corp. The leased plant and manufacturing operation will continue to supply coil springs and metal stampings to Federal-Mogul for sale to automotive aftermarket customers under a long-term supply agreement.

    . In August 2001, the Company restructured its equity positions in several large industrial bearing manufacturing joint ventures with its partner, Daido Metal Company Ltd. of Japan. The restructuring transactions included the transfer of controlling interest in manufacturing facilities.

    . In September 2001, the divestiture of its Tri-Way machine tool business in Windsor, Ontario, under terms of a management buyout.

   In aggregate these businesses had 2000 net sales of $216.0 million and 1,370 employees. The Company received aggregated proceeds of $242.8 million. The Company recognized an aggregated pre-tax loss of $36.3 million on these divestitures. Such losses are included in "other expense, net" in the accompanying consolidated statements of operations.

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

   In 1999, the Company sold its subsidiary, Bertolotti Pietro e Figli, S.r.l. (Bertolotti), an Italian aftermarket operation and recognized a $7.9 million loss associated with the writedown of Bertolotti's assets to their fair value resulting from the sale. Offsetting the loss was a tax benefit of $7.9 million resulting from the sale.

   Also during 1999, the Company sold its South African heat transfer business. The business had sales of approximately $56.0 million in 1998 in four South African locations and employed approximately 1,200 people. The Company did not realize a significant gain or loss on this transaction.

4.  Restructuring and Rationalization

   During 2001, the Company recognized $38.0 million of restructuring charges related to severance and exit costs. Severance costs of $36.0 million primarily included the planned consolidation of the European friction business and the January 2001 salaried employee reductions in North America and Europe. Total employee reductions are expected to be approximately 1,000 of which 750 have been terminated as of December 31, 2001. Exit costs of $2.0 million are primarily comprised of planned consolidation of the European friction business.

   In 2000, the Company recognized $135.7 million of restructuring charges related to severance and exit costs. Employee severance costs of $105.8 million and exit costs of $29.9 million resulted from the planned closure of certain North American aftermarket branch warehouses and distribution centers; consolidation of the Company's heavy-wall bearings business; the closure of certain Australian and Taiwanese sales, administrative and distribution facilities; the consolidation of certain administrative and human resource functions in Europe; reorganization of the America's friction business; closure of one of the Company's European R&D centers, consolidation of an administrative facility at the Company's Ohio ignition facility and various other programs in North America, South America and Europe. As part of the 2000 restructuring plan approximately 1,400 employees have been severed and 30 facilities have been closed or consolidated

   In 1999, the Company recognized $13.2 million of restructuring charges related to severance and exit costs. Employee severance costs of $11.1 million resulted from planned terminations in certain European operations of the Company, employees at the Company's Milan, Michigan plant, and certain executive severances. The severance costs were based on the estimated amounts that will be paid to the affected employees pursuant to the Company's workforce reduction policies and certain governmental regulations. Exit costs of $2.1 million were related to the closing of the Company's Milan plant and French bearing operations. Approximately 250 employees have been severed in connection with the 1999 restructuring plan.

   Also in 1999, the Company recognized $13.2 million of reversals of restructuring charges recorded in previous years. These reversals resulted primarily from lower than expected employee severance costs principally associated with the reduction of the aftermarket sales force and consolidation of certain operations in the Americas.

Rationalization of Acquired Businesses

   In connection with the T&N, Cooper Automotive and Fel-Pro acquisitions in 1998, the Company recognized $216.8 million as acquired liabilities related to the rationalization and integration of acquired businesses. The rationalization reserves provided for $180.0 million in relocation and severance costs and $36.8 million in exit costs, and were recorded as a component of the purchase price allocation.

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

   The Company paid $3.7 million and $10.7 million related to these rationalization reserves in 2001 and 2000, respectively. Also during 2001 and 2000, the Company made adjustments to reduce the rationalization reserves, with an offsetting amount to goodwill, of $2.0 million, and $1.6 million, respectively. As of December 31, 2001, remaining rationalization reserves were $12.8 million, primarily relating to the closure of several Powertrain Systems facilities in Europe and the consolidation of aftermarket warehouses in Europe. These costs are expected to be paid in 2002.

   The following is a summary of restructuring and rationalization charges and related activity for 2001, 2000 and 1999 (in millions of dollars):

                                                        Restructuring   Rationalization
                                                       ---------------  ---------------
                                                       Severance Exit   Severance Exit   Total
                                                       --------- -----  --------- -----  ------
Balance of reserves at January 1, 1999................  $ 23.1   $ 4.8   $124.6   $26.4  $178.9
   1999 provision.....................................    11.1     2.1       --      --    13.2
   Adjustment to reserves.............................   (10.1)   (3.1)   (39.8)   (8.1)  (61.1)
                                                        ------   -----   ------   -----  ------
1999 charges (net)....................................     1.0    (1.0)   (39.8)   (8.1)  (47.9)
Payments and charges against reserves.................   (10.3)   (1.9)   (69.6)   (3.2)  (85.0)
                                                        ------   -----   ------   -----  ------
Balance of reserves at December 31, 1999..............    13.8     1.9     15.2    15.1    46.0
2000 provision........................................   105.8    29.9       --      --   135.7
Payments and charges against reserves.................   (55.4)   (6.1)   (12.2)   (0.1)  (73.8)
                                                        ------   -----   ------   -----  ------
Balance of reserves at December 31, 2000..............    64.2    25.7      3.0    15.0   107.9
2001 provision........................................    36.0     2.0       --      --    38.0
                                                        ------   -----   ------   -----  ------
Payments and charges against restructuring reserves...   (51.6)   (8.0)      --    (5.2)  (64.8)
                                                        ------   -----   ------   -----  ------
Balance of restructuring reserves at December 31, 2001  $ 48.6   $19.7   $  3.0   $ 9.8  $ 81.1
                                                        ======   =====   ======   =====  ======

5.  Adjustment of Assets to Fair Value

   Concurrent with the Company's on-going planning process, the Company performed an impairment assessment of its long-lived assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" during the third quarter of 2001. The Company's impending

Restructuring Proceedings and recent operating losses were indicators of impairment as provided by SFAS No. 121. The Company determined that the undiscounted cash flows of certain of its non-core operating units, from its Other and Powertrain segments, were less than the carrying value of the long-lived assets of those operating units. Accordingly, the Company adjusted the carrying value of those assets to their fair value resulting in an impairment charge of $497.3 million. Additionally, in the fourth quarter, the Company recorded an impairment charge of $37.8 million for an insolvent business unit in the United Kingdom and $10.0 million for operations located in Argentina as a result of the current economic development in that country. The fair value was determined by anticipated future cash flows discounted at a rate commensurate with the risk involved. The following is a summary of the impairment charge by long-lived asset (in millions):

                      Goodwill..................... $259.7
                      Other intangible assets......   74.3
                      Property, plant and equipment  211.1
                                                    ------
                                                    $545.1
                                                    ======

   In 2000, the Company recorded a $75.4 million impairment charge primarily associated with the actions of the 2000 restructuring program. Included in this impairment charge is a write-down of assets to their fair value for the closure of aftermarket branch warehouses and distribution centers, the Company's Ohio administrative facility, a European R&D center and certain facilities associated with the reorganization of the America's friction business.

6.  Debt

   Long-term debt at December 31 consists of the following:

                                                                        2001       2000
                                                                       ------    --------
                                                                      (Millions of Dollars)
DIP Credit Facility.................................................. $250.0    $     --
Senior Credit Agreements:
   Term loans........................................................     --       706.0
   Multi-currency revolving credit facility..........................     --       744.5
Notes due 2004 -- 7.5%, issued in 1998...............................     --       249.7
Notes due 2006 -- 7.75%, issued in 1998..............................     --       399.9
Notes due 2006 -- 7.375%, issued in 1999.............................     --       398.8
Notes due 2009 -- 7.5%, issued in 1999...............................     --       597.9
Notes due 2010 -- 7.875%, issued in 1998.............................     --       349.3
Medium-term notes -- due between 2002 and 2005, average rate of 8.8%,
  issued in 1994 and 1995............................................     --        84.0
Senior notes -- due in 2007, rate of 8.8%, issued in 1997............     --       124.7
Other................................................................   41.6        36.6
                                                                       ------    --------
                                                                       291.6     3,691.4
Less current maturities included in short-term debt..................    4.5       131.7
                                                                       ------    --------
                                                                      $287.1    $3,559.7
                                                                       ======    ========

   Due to the Restructuring Proceedings (see Note 1), pre-petition long-term debt of the Debtors has been reclassified to the caption Liabilities Subject to Compromise on the consolidated balance sheet. For comparative purposes, the amounts have been included in the table above. The following is the Long-Term Debt included in Liabilities Subject to Compromise at December 31, 2001 (in millions):

Senior Credit Agreements:
   Term loans........................................................ $  788.5
   Multi-currency revolving credit facility..........................  1,113.4
Notes due 2004 -- 7.5%, issued in 1998...............................    239.8
Notes due 2006 -- 7.75%, issued in 1998..............................    391.9
Notes due 2006 -- 7.375%, issued in 1999.............................    394.0
Notes due 2009 -- 7.5%, issued in 1999...............................    562.2
Notes due 2010 -- 7.875%, issued in 1998.............................    340.4
Medium-term notes -- due between 2002 and 2005, average rate of 8.8%,
  issued in 1994 and 1995............................................     84.0
Senior notes -- due in 2007, rate of 8.8%, issued in 1997............    103.3
Other................................................................      3.4
                                                                      --------
                                                                       4,020.9
Less: debt issuance fees.............................................    (49.5)
                                                                      --------
Total debt included in Liabilities Subject to Compromise............. $3,971.4
                                                                      ========

   The Company entered into a DIP credit facility in the aggregate amount of $675.0 million, under which it has borrowed $250 million as of December 31, 2001. The Company had $285 million available to borrow under the DIP credit facility at December 31, 2001. The DIP credit facility expires in October, 2003 and bears interest at either alternate base rate ("ABR") plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus
3.5 percentage points. The ABR is the greatest of either Chase's prime rate or the base CD rate plus 1 percentage point or the fed funds rate plus 1/2 percentage point.

   The Company provided collateral in the form of a pledge of its domestic inventories, domestic accounts receivable, domestic plant, equipment and real property, and its domestic intellectual property to the DIP lenders. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest.

   The DIP credit facility contains restrictive covenants. The more significant of these covenants include the maintenance of certain levels of EBITDA and limitation on quarterly capital expenditures. Additional covenants include, but are not limited to, limitations on the early retirement of debt, additional borrowings, payment of dividends and the sale of assets or businesses.

   In accordance with SOP 90-7, the Company stopped recording interest expense on its outstanding Notes, Medium-term notes, and Senior notes effective October 1, 2001. The Company's contractual interest not accrued or paid in 2001 was $41.6 million. The Company continues to accrue and pay the contractual interest on the Senior Credit Agreement in the month incurred in the amount of $9.3 million.

   Additionally, the Company has agreed to pay, with the approval of the Bankruptcy Court, $10.0 million annually to the holders of the Company's bonds. The amount is paid quarterly in equal installments during the time in which the plan of reorganization is being developed. Amounts paid under this arrangement will be credited against any final settlement when the plan of reorganization is approved.

   At December 31, 2001, the Company had approximately $80.5 million of letters of credit available under the terms of its DIP credit facility. To the extent such letters of credit are utilized, there is a corresponding decrease in borrowings available under the DIP credit facility.

   During 2001, the Company completed a series of debt to equity exchanges of its public bonds. As a result of these exchanges, the Company issued 9.6 million shares in aggregate of its common stock to the holders of $89.5 million face value of various notes. These exchanges resulted in an extraordinary gain of $72.2 million. The Company did not provide tax expense on these gains due as the Company did not provide a tax benefit on its 2001 operating losses in the U.S.

   In December 2000, the Company executed its fourth amended and restated credit agreement, ("Senior Credit Agreements"). In addition to the pledge of capital stock described below, the Company provided collateral in the form of a grant of a security interest in its domestic inventories, domestic accounts receivable not otherwise sold under securitizations, domestic plant, equipment and real property, and its domestic intellectual property.

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

   In February 1999, the Company entered into a $1.75 billion senior credit agreement at variable interest rates, which contained a $1 billion multi currency revolving credit facility and two term loan components. As a result of these transactions, the Company recognized an extraordinary charge in the first quarter of 1999 of approximately $14.6 million, net of tax, related to the early extinguishment of debt. This financing arrangement was subsequently replaced with the 2000 Senior Credit Agreements.

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

   The weighted average interest rate for the Company's short-term debt was approximately 6.04% and 6.88% as of December 31, 2001 and 2000, respectively.

   Interest paid in 2001, 2000 and 1999 was $328.0 million, $273.9 million and $240.3 million, respectively.

7.  Financial Instruments

Foreign Currency Risk

   Certain forecasted transactions and recorded transactions and assets and liabilities are exposed to foreign currency risk. The Company monitors its foreign currency exposures daily to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro, British pound, Japanese yen and Canadian dollar. Options used to hedge a portion of forecasted transactions, for up to twelve months in the future, are designated as cash flow hedging instruments. Options and forwards used to hedge certain booked transactions and assets and liabilities are not designated as hedging instruments under SFAS 133 as they are natural hedges. The effect of changes in the fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during 2001. The Company did not have any outstanding foreign currency derivatives as of December 31, 2001.

Commodity Price Risk

   The Company is dependent upon the supply of certain raw materials in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company's commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts used to hedge raw materials for up to eighteen months in the future are designated as cash flow hedging instruments. These instruments are intended to offset the effect of changes in raw materials prices on forecasted purchases. The Company did not have any outstanding commodity hedges as of December 31, 2001.

Other

   For options designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133, did not have a material effect on operations for 2001. No fair value hedges or cash flow hedges were re-designated or discontinued during 2001.

   For 2001, other expense, net included a $0.2 million net gain comprised of $6.8 million of net losses and $7.0 million of net gains on fair value of derivatives not designated as hedging instruments.

   Derivative gains and losses included in OCI are reclassified into operations at the time forecasted transactions are recognized. During 2001 derivative losses of $1.0 million were reclassified to cost of goods sold. As a result of the Restructuring Proceedings the Company's forward contracts were canceled and the Company recorded $0.8 million as a Chapter 11 and Administration related expense in October 2001.

Accounts Receivable Securitization

   Through September 30, 2001, the Company sold certain accounts receivable to Federal-Mogul Funding Corporation ("FMFC"), a special purpose wholly-owned subsidiary of the Company, which then sold such receivables, without recourse, to a financial conduit owned by BankOne and Wachovia Bank. Amounts excluded from the consolidated balance sheets under these arrangements were $348.1 million at December 31, 2000. The Company's retained interest in the accounts receivable sold to FMFC is included in the consolidated balance sheet at December 31, 2000 under the caption "Investment in Accounts Receivable Securitization".

   On October 1, 2001, FMFC notified BankOne and Wachovia Bank that an Amortization Event, as defined in the accounts receivable securitization agreement, had occurred effective with the U.S. Restructurings. As a result, transfers of receivables ceased and the securitization facility was subsequently repaid with borrowing from the DIP credit facility as approved by the Bankruptcy Court. At December 31, 2001, there was no such accounts receivable securitization program.

   For the years ended December 31, 2001 and 2000, the Company, at the point of sale, assumed a discount rate of 1.6%. The following table summarizes the cash flow movements between FMFC and the Company:

                                                            2001        2000
                                                          --------    --------
                                                          (Millions of Dollars)
   Proceeds from accounts receivable sales............... $2,359.2    $3,773.8
   Servicing fees received...............................      3.7         3.8
   Loss on sales of accounts receivable..................    (37.5)      (58.8)
   Payments received on investment in accounts receivable    260.0       251.9

Concentrations of Credit Risk

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company's customer base includes virtually every significant global automotive manufacturer and a large number of distributors and installers of automotive aftermarket parts. The Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions help to mitigate any concentration of credit risk. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

   The Company does not generally require collateral for its trade accounts receivable or those assets included in the investment in accounts receivable securitization. The allowance for doubtful accounts of $61.3 million and $66.5 million at December 31, 2001 and 2000, respectively, is based upon the expected collectability of trade accounts receivable.

Fair Value of Financial Instruments

   At December 31, 2001 and 2000, the carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable, accounts payable, and borrowings under the DIP credit facility approximate their fair values. The fair value of financial instruments included in Liabilities subject to compromise are highly uncertain as a result of the Restructuring Proceedings.

8.  Property, Plant and Equipment

   Property, plant and equipment are stated at cost and include expenditures that materially extend the useful lives of existing buildings, machinery and equipment.

   Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Depreciation expense for the years ended December 31, 2001, 2000 and 1999, was $248.5 million, $248.4 million and $221.4 million, respectively.

   At December 31, property, plant and equipment consisted of the following:

                                           Estimated
                                          Useful Life   2001        2000
                                          ----------- --------    --------
                                                      (Millions of Dollars)
      Land...............................          -- $  115.8    $  121.8
      Buildings and building improvements 24-40 years    492.3       503.5
      Machinery and equipment............  3-12 years  2,325.4     2,442.2
                                                      --------    --------
                                                       2,933.5     3,067.5
      Accumulated depreciation...........               (769.8)     (678.7)
                                                      --------    --------
                                                      $2,163.7    $2,388.8
                                                      ========    ========

   Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are, in millions: 2002 -- $42.4; 2003 -- $34.8; 2004 -- $30.6; 2005 -- $21.0, 2006 -- $16.0 and thereafter $25.0.

   Total rental expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was $48.2 million, $54.0 million and $52.6 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

9.  Capital Stock and Preferred Share Purchase Rights

   The Company's articles of incorporation authorize the issuance of 260,000,000 shares of common stock, of which 82,369,934 shares, 70,619,319 shares and 70,422,525 shares were outstanding at December 31, 2001, 2000 and 1999, respectively.

   The Series C ESOP Convertible Preferred Stock shares of stock were used to fund a portion of the Company's matching contributions within the Salaried Employees' Investment Program. The Series C ESOP preferred stock is convertible into shares of the Company's common stock at a rate of two shares of common stock for each share of preferred stock. The preferred shares have a guaranteed price of $63.75/share. There were 439,937, 597,691 and 701,758 shares of Series C ESOP preferred stock outstanding at December 31, 2001, 2000 and 1999, respectively. The Series C ESOP preferred shares paid dividends at a rate of 7.5% until 2001. As a result of the Restructuring Proceedings, the payment of dividends was stopped. The Company repurchased and retired 157,751, 101,010 and 28,549 Series C ESOP preferred shares valued at $10.1 million, $6.5 million and $2.9 million during 2001, 2000 and 1999, respectively. All of the repurchases represent plan distributions or fund transfers for participants in the plan.

   The charge to operations for the cost of the ESOP was $5.8 million in 2000 and $5.5 million in 1999. No charge was made in 2001. The Company made cash contributions to the plan of $8.3 million in 2000 and $8.2 million in 1999, including preferred stock dividends of $3.1 million in 2000 and $3.4 million in 1999. No cash contributions were made to the plan in 2001. ESOP shares are released as principal and interest on the debt is paid. The ESOP Trust used the preferred dividends not allocated to employees to make principal and interest payments on the debt which was repaid in 2000. Compensation expense is measured based on the fair value of shares committed to be released to employees. Dividends on ESOP shares are treated as a reduction of shareholders' equity in the period declared. The number of allocated shares and suspense shares held by the ESOP were 439,937 and none at December 31, 2001, 597,691 and none at December 31, 2000 and 621,088 and 80,670 at December 31, 1999, respectively. There were no committed-to-be-released shares at December 31, 2001, 2000 and 1999. Any repurchase of the ESOP shares is strictly at the option of the Company.

   The Company's common stock is subject to a Rights Agreement under which each share has attached to it a Right to purchase one one-thousandth of a share of a new series of Preferred Stock, at a price of $250 per Right. In the event an entity acquires or attempts to acquire 10% (20% in the case of an institutional investor) or more of the then outstanding shares, each Right would entitle the holder to purchase a number of shares of common stock pursuant to a formula contained in the Agreement. These Rights will expire on April 30, 2009, but may be redeemed at a price of $.01 per Right at any time prior to a public announcement that the above event has occurred. The Board may amend the Rights Agreement at any time without shareholder approval.

   On October 4, 2001, in connection with the Restructuring Proceedings, the Company received notice from the New York Stock Exchange (the "Exchange") that it was in violation of the Exchange's minimum trading price listing criteria. The Company has been granted six months to correct the violation or the Exchange could initiate delisting proceedings against the Company. The Company cannot provide any assurance whether its stock price will comply with the Exchange's listing criteria. In the event the Company's shares are delisted from the Exchange, the Company anticipates that shares would continue to trade in the NASD over-the-counter bulletin board market.

10. Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures of the Company

   In December 1997, the Company's wholly-owned financing trust ("Affiliate") completed a $575 million private issue of 11.5 million shares of 7.0% Trust Convertible Preferred Securities ("TCP Securities") with a liquidation value of $50 per convertible security. The net proceeds from the TCP Securities were used to purchase an equal amount of 7.0% Convertible Junior Subordinate Debentures ("Debentures") of the Company. The TCP Securities represent an undivided interest in the Affiliate's assets, with a liquidation preference of $50 per security.

   Distributions on the TCP Securities are cumulative and are due quarterly in arrears at an annual rate of 7.0%, and are included in the consolidated statements of operations as a component of "Other Expense, Net."

   The shares of the TCP Securities are convertible, at the option of the holder, into the Company's common stock at an equivalent conversion price of approximately $51.50 per share, subject to adjustment in certain events. The TCP Securities and the Debentures became redeemable, at the option of the Company, on or after December 6, 2000 at a redemption price, expressed as a percentage of principal, which is added to accrued and unpaid interest. The redemption price range is from 104.2% on December 6, 2000 to 100.0% after December 1, 2007. All outstanding TCP Securities and Debentures are required to be redeemed by December 1, 2027. In 2001, the holders of the TCP Securities redeemed 2,186,602 shares into 2,122,972 shares of common stock. The effect was an increase to common stock of approximately $10.6 million and an increase to paid in capital of approximately $96.4 million.

   As a result of the Restructuring Proceedings, the Company is in default to its affiliate holder of its convertible junior subordinated debentures and is no longer accruing interest expense or making interest payments on the debentures. As a result, the affiliate no longer has the funds available to pay distributions on the Company-Obligated Mandatorily Redeemable Preferred Securities and stopped paying such distributions in October 2001. The affiliate is in default on the the Company-Obligated Mandatorily Redeemable Preferred Securities. The Company is a guarantor of its subsidiaries debentures, and has classified these debentures as Liabilities Subject to Compromise in the December 31, 2001 consolidated balance sheet.

11.  Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

                                                                                      2001      2000     1999
                                                                                    ---------  -------  ------
Numerator:
   Net earnings (loss)............................................................. $(1,001.5) $(281.5) $243.2
   Extraordinary items -- (gain) loss on early retirement of debt, net of
     applicable tax benefits.......................................................     (72.2)      --    23.1
   Cumulative effect of change in accounting for costs of start-up activities, net
     of applicable income tax benefit..............................................        --       --    12.7
                                                                                    ---------  -------  ------
   Earnings (loss) before extraordinary items and cumulative effect of change in accounting principle.......................................................  (1,073.7)  (281.5)  279.0
   Series C preferred dividend requirement.........................................      (1.9)    (2.0)   (2.2)
   Series E preferred dividend requirement.........................................        --       --    (0.2)
                                                                                    ---------  -------  ------
   Numerator for basic earnings (loss) per share -- income available to common shareholders before extraordinary items and cumulative effect of change in accounting principle................................................ $(1,075.6) $(283.5) $276.6
   Effect of dilutive securities:..................................................
       Series C preferred dividend requirement.....................................        --       --     2.2
       Series E preferred dividend requirement.....................................        --       --     0.2
       Minority interest -- preferred securities of an affiliate...................        --       --    25.4
       Additional required ESOP contribution.......................................        --       --    (2.2)
                                                                                    ---------  -------  ------
   Numerator for diluted earnings (loss) per share -- income available to common shareholders after assumed conversions, before extraordinary items and cumulative effect of change in accounting principle................. $(1,075.6) $(283.5) $302.2
   Numerator for basic earnings (loss) per share -- income available to common shareholders after extraordinary items and cumulative effect of change in accounting principle................................................ $(1,075.6) $(283.5) $240.8
   Numerator for diluted earnings (loss) per share -- income available to common shareholders after extraordinary items and cumulative effect of change in accounting principle................................................ $(1,075.6) $(283.5) $266.4
Denominator:
   Denominator for basic earnings per share -- weighted average shares.............      75.6     70.5    69.8
   Effect of dilutive securities:..................................................
       Dilutive stock options outstanding..........................................        --       --     0.5
       Nonvested stock.............................................................        --       --     0.1
       Conversion of Series C preferred stock......................................        --       --     1.4
       Conversion of Series E preferred stock......................................        --       --     0.5
       Conversion of Company-obligated mandatorily redeemable preferred
         securities................................................................        --       --    11.2
       Contingently issuable shares of common stock................................        --       --     0.7
                                                                                    ---------  -------  ------
   Dilutive potential common shares................................................        --       --    14.4
                                                                                    ---------  -------  ------
   Denominator for dilutive earnings per share -- adjusted weighted average
     shares and assumed conversions................................................      75.6     70.5    84.2
                                                                                    ---------  -------  ------
Basic earnings (loss) per share before extraordinary items and cumulative effect of change in accounting principle................................................ $  (14.23) $ (4.02) $ 3.96
                                                                                    =========  =======  ======
Basic earnings (loss) per share after extraordinary items and cumulative effect of change in accounting principle................................................... $  (13.27) $ (4.02) $ 3.44
                                                                                    =========  =======  ======
Diluted earnings (loss) per share before extraordinary items and cumulative effect of change in accounting principle................................................ $  (14.23) $ (4.02) $ 3.59
                                                                                    =========  =======  ======
Diluted earnings (loss) per share after extraordinary items and cumulative effect of change in accounting principle................................................ $  (13.27) $ (4.02) $ 3.16
                                                                                    =========  =======  ======

   The effect of the assumed conversion of the Preferred Stock was not considered in 2001 or 2000 as its effect was anti-dilutive to the loss per share.

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

   Under the plans, awards vest from six months to five years after their date of grant, as determined by the Board of Directors at the time of grant. At December 31, 2001, there were 1,011,239 shares available for future grants under the plans.

   The total compensation cost that has been charged to operations for vesting of restricted stock awards was $0.4 million, $0.8 million and $1.4 million in 2001, 2000 and 1999, respectively.

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock awards. Accordingly, no compensation cost has been recognized for its stock option grants, as the exercise price of the Company's employee stock options equals the underlying stock price on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 "Accounting for Stock Based Compensation", the Company's net earnings
(loss), in millions, and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                     2001        2000    1999
                                                  ---------    -------  ------
                                                  (Millions of Dollars, Except
                                                       Per Share Amounts)
    Net earnings (loss) as reported.............. $(1,001.5)   $(281.5) $243.2
    Pro forma.................................... $(1,014.8)   $(296.4) $230.3
    Basic earnings (loss) per share as reported.. $  (13.27)   $ (4.02) $ 3.44
    Pro forma.................................... $  (13.44)   $ (4.24) $ 3.27
    Diluted earnings (loss) per share as reported $  (13.27)   $ (4.02) $ 3.16
    Pro forma.................................... $  (13.44)   $ (4.24) $ 3.01

   Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its employee stock options under the fair value method. The fair value for options is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 5.5%, 5.0% and 6.2%; dividend yields of 0.00%, 0.03% and 0.03%; volatility factors of the expected market price of the Company's common stock of 113.0%, 75.2% and 48.0% and a weighted-average expected life of the option of five years. The fair value of nonvested stock awards is equal to the market price of the stock on the date of the grant.

   The weighted-average fair value and the total number (in millions) of options granted was $2.71, $7.13 and $16.81, and 0.3, 0.3 and 2.7 for 2001,
2000 and 1999 respectively. The weighted-average fair value and total number (in millions) of nonvested stock awards granted was $11.56 and 0.1 for 2000. There were no stock awards granted in 2001 and 1999. All options and stock awards that are not vested at December 31, 2001, vest solely on employees rendering additional service.

   The following table summarizes the activity relating to the Company's incentive stock plans:

                                                                 Weighted-
                                                     Number of    Average
                                                      Shares       Price
                                                   ------------- ---------
                                                   (In Millions)
      Outstanding at January 1, 1999..............      2.8       $40.50
         Options granted..........................      2.7        33.85
         Options exercised/stock vested...........     (0.1)       25.98
         Options/stock lapsed or canceled.........     (0.3)       41.86
                                                       ----       ------
      Outstanding at December 31, 1999............      5.1       $37.14
         Options/stock granted....................      0.4        10.58
         Options/stock lapsed or canceled.........     (1.2)       33.47
                                                       ----       ------
      Outstanding at December 31, 2000............      4.3       $35.61
         Options granted..........................      0.3         3.18
         Options/stock lapsed or canceled.........     (0.2)       22.33
                                                       ----       ------
      Outstanding at December 31, 2001............      4.4       $35.61
                                                       ====       ======
         Options exercisable at December 31, 2001.      2.4       $36.02
                                                       ====       ======
         Options exercisable at December 31, 2000.      1.5       $37.55
                                                       ====       ======
         Options exercisable at December 31, 1999.      0.9       $31.04
                                                       ====       ======

   The following is a summary of the range of exercise prices for stock options that are outstanding and the amount of nonvested stock awards at December 31, 2001:

                                                      Weighted-Average
                                                      ----------------
                              Outstanding   Options          Remaining
          Range                 Awards    Exercisable Price    Life
          -----               ----------- ----------- ------ ---------
                                   (In Millions)
          Options:
             $0.65 - $14.56..     0.7         0.2     $ 6.77 4.5 years
             $14.57 - $26.50.     1.3         0.8     $20.86 2.1 years
             $26.51 - $47.25.     1.7         1.0     $43.58 1.6 years
             $47.26 - $70.69.     0.7         0.4     $58.84 2.0 years
                                  ---         ---
                 Total.......     4.4         2.4
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

   Components of net periodic benefit cost for the year ended December 31:

                                            United States Plans                 International Plans
                                -------------------------------------------  -------------------------
                                   Pension Benefits        Other Benefits         Pension Benefits
                                ----------------------  -------------------  -------------------------
                                 2001    2000    1999   2001  2000    1999    2001     2000     1999
                                ------  ------  ------  ----- -----  ------  -------  -------  -------
                                                         (Millions of Dollars)
Service cost................... $ 24.9  $ 29.7  $ 26.4  $ 2.7 $ 3.1  $  4.7  $  21.3  $  21.9  $  26.8
Interest cost..................   56.8    54.7    51.0   34.7  33.3    31.0    116.9    116.9    112.0
Expected return on plan assets.  (75.9)  (85.4)  (79.8)    --    --      --   (151.8)  (166.6)  (144.8)
Net amortization and deferral..    2.6    (6.1)   (3.0)   0.1  (1.1)   (2.7)     5.7     (2.6)     9.2
Settlement and curtailment loss
  (gain).......................    1.5     0.6     0.1     --    --   (12.5)      --     (0.4)    (3.1)
                                ------  ------  ------  ----- -----  ------  -------  -------  -------
Net periodic (benefit) cost.... $  9.9  $ (6.5) $ (5.3) $37.5 $35.3  $ 20.5  $  (7.9) $ (30.8) $   0.1
                                ======  ======  ======  ===== =====  ======  =======  =======  =======

                                                               United States Plans        International Plans
   Change in benefit obligation:                         -------------------------------  ------------------
                                                         Pension Benefits Other Benefits   Pension Benefits
                                                         ---------------  --------------  ------------------
                                                          2001     2000    2001    2000     2001      2000
                                                         ------   ------  ------  ------  --------  --------
                                                                        (Millions of Dollars)
Benefit obligation at beginning of year................. $744.7   $728.9  $454.4  $424.9  $1,865.5  $2,060.2
Service cost............................................   24.9     29.7     2.7     3.1      21.3      21.9
Interest cost...........................................   56.8     54.7    34.7    33.3     116.9     116.9
Employee contributions..................................     --       --      --      --       6.2       6.6
Benefits paid...........................................  (63.4)   (60.9)  (38.2)  (39.0)   (109.1)   (137.5)
Plan amendments.........................................   38.9     13.9      --      --        --        --
Actuarial (gains) and losses and changes in actuarial
  assumptions...........................................   19.2    (20.4)   23.2    32.1     (12.1)    (47.6)
Settlements and curtailments............................   (2.3)    (1.2)     --      --        --      (0.4)
Currency translation adjustment.........................     --       --      --      --     (54.1)   (154.6)
                                                         ------   ------  ------  ------  --------  --------
Benefit obligation at end of year....................... $818.8   $744.7  $476.8  $454.4  $1,834.6  $1,865.5
                                                         ======   ======  ======  ======  ========  ========

                                                         United States Plans         International Plans
   Change in plan assets:                         ---------------------------------  ------------------
                                                  Pension Benefits  Other Benefits    Pension Benefits
                                                  ---------------  ----------------  ------------------
                                                   2001     2000    2001     2000      2001      2000
                                                  -------  ------  -------  -------  --------  --------
                                                                  (Millions of Dollars)
Fair value of plan assets at beginning of year... $ 852.5  $805.6  $    --  $    --  $2,084.0  $2,185.0
Actual return on plan assets.....................  (104.4)   99.6       --       --    (306.0)    186.0
Company contributions............................     1.8    10.7       --       --      19.1      16.2
Benefits paid....................................   (63.4)  (60.9)      --       --    (100.9)   (137.5)
Settlements and curtailments.....................    (0.4)   (2.5)      --       --        --        --
Currency translation adjustment..................      --      --       --       --     (56.7)   (165.7)
                                                  -------  ------  -------  -------  --------  --------
Fair value of plan assets at end of year......... $ 686.1  $852.5  $    --  $    --  $1,639.5  $2,084.0
                                                  =======  ======  =======  =======  ========  ========
Funded status of the plan........................ $(132.7) $107.8  $(476.8) $(454.4) $ (195.1) $  218.5
Unrecognized net asset at transition.............      --     0.1       --       --        --        --
Unrecognized net actuarial (gain) loss...........   119.4   (83.4)    35.1     13.2     328.6    (115.1)
Unrecognized prior service cost..................    78.4    48.7     (1.3)    (1.8)       --        --
                                                  -------  ------  -------  -------  --------  --------
Prepaid (accrued) benefit cost................... $  65.1  $ 73.2  $(443.0) $(443.0) $  133.5  $  103.4
                                                  =======  ======  =======  =======  ========  ========

   Weighted-average assumptions as of December 31:

                                       United States Plans        International Plans
                                  ----------------------------    ------------------
                                  Pension Benefits Other Benefits  Pension Benefits
                                  ---------------  -----------    ------------------
                                   2001      2000  2001     2000    2001       2000
                                  ----       ----  ----     ----  ----       ----
                                                (Millions of Dollars)
   Discount rate................. 7.5%         8%   7.5%       8%   6%       6.75%
   Expected return on plan assets  10%        10%    --       --  7.5%       8.5 %
   Rate of compensation increase.   3%         5%    --       --  2.5%        2.5%

   Amounts applicable to the Company's pension plans with accumulated benefit obligations in excess of plan assets are as follows:

                                       United States
                                           Plans     International Plans
                                       ------------- -------------------
                                        2001   2000    2001      2000
                                       ------  -----  ------    ------
                                             (Millions of Dollars)
        Projected benefit obligation.. $818.8  $28.6 $230.8    $154.5
        Accumulated benefit obligation  800.9   25.0  222.1     151.3
        Fair value of plan assets.....  686.1     --   66.1       0.3

   Amounts recognized in the balance sheet consist of:

                                      Pension Benefits  Other Benefits
                                      ---------------  ----------------
                                       2001     2000    2001     2000
                                      -------  ------  -------  -------
                                            (Millions of Dollars)
       Prepaid (accrued) benefit cost $ 198.6  $176.6  $(443.0) $(443.0)
       Additional minimum liability..  (205.9)  (22.2)      --       --
       Intangible asset..............    74.1    17.5       --       --
       Other comprehensive loss......   124.0     3.1       --       --
                                      -------  ------  -------  -------
       Net amount recognized......... $ 190.8  $175.0  $(443.0) $(443.0)
                                      =======  ======  =======  =======

   At December 31, 2001, the assumed annual health care cost trend used in measuring the ABO approximated 7.5%, declining to 7.3% in 2002 and to an ultimate annual rate of 5.5% estimated to be achieved in 2011. Increasing the assumed cost trend rate by 1% each year would have increased the ABO by approximately 9.6% and 9.7% at December 31, 2001 and 2000, respectively. Aggregate service and interest costs would have increased by approximately 10.2%, 10.2% and 10.4% for 2001, 2000 and 1999, respectively.

   During 2000, the Company consolidated all domestic qualified defined benefit plans into one plan, the Federal Mogul Corporation Pension Plan. The consolidated plan assets exceed the accumulated benefit obligation for qualified plans. Future pension obligations may be provided through the assets of this plan.

   During 1999, the Company curtailed retiree healthcare benefits for approximately 4,000 employees. As a result, the Company reduced its postretirement liability and recognized a one-time benefit of approximately $8 million, net of applicable taxes.

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

                                    2001     2000     1999
                                   -------  -------  ------
                                    (Millions of Dollars)
                     Domestic..... $(347.5) $(125.6) $237.8
                     International  (506.7)  (136.7)  222.1
                                   -------  -------  ------
                                   $(854.2) $(262.3) $459.9
                                   =======  =======  ======

   Significant components of the provision for income taxes (tax benefit) are as follows:

                                           2001    2000    1999
                                          ------  ------  ------
                                           (Millions of Dollars)
               Current:
                  Federal................ $(14.6) $   --  $ 49.3
                  State and local........    6.6     8.5    11.6
                  International..........   41.4    14.9    45.7
                                          ------  ------  ------
                      Total current......   33.4    23.4   106.6
               Deferred:
                  Federal................  148.5    19.6    29.2
                  State and local........    1.8    (1.1)   (2.1)
                  International..........   35.8   (22.7)   47.2
                                          ------  ------  ------
                      Total deferred.....  186.1    (4.2)   74.3
                                          ------  ------  ------
                                          $219.5  $ 19.2  $180.9
                                          ======  ======  ======

   The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense is:

                                                         2001     2000    1999
                                                        -------  ------  ------
                                                         (Millions of Dollars)
Income taxes (benefits) at United States statutory rate $(299.0) $(91.8) $161.0
Tax effect from:
   State income taxes..................................     5.5     7.4     9.5
   Foreign tax rate changes............................      --   (18.7)     --
   Foreign operations..................................    45.6    29.3     6.4
   Goodwill amortization...............................    25.7    28.6    28.1
   Goodwill Impairment.................................    82.6      --      --
   Divestitures........................................    60.1      --    (4.7)
   Valuation allowance.................................   302.2    63.5   (21.4)
   Tax credits and other...............................    (3.2)    0.9     2.0
                                                        -------  ------  ------
                                                        $ 219.5  $ 19.2  $180.9
                                                        =======  ======  ======

   The following table summarizes the Company's total provision for income taxes/(tax benefit) by component:

                                                                   2001    2000    1999
                                                                  ------  ------  ------
                                                                   (Millions of Dollars)
Income tax expense............................................... $219.5  $ 19.2  $180.9
Extraordinary items and cumulative effect of change in accounting
  principle......................................................   25.3      --   (20.3)
   Valuation allowance reduction.................................  (25.3)     --      --
Allocated to equity:
   Currency translation..........................................    2.7   (12.9)     --
   Preferred dividends...........................................     --    (1.0)   (1.2)
   Incentive stock plans.........................................     --      --    (0.3)
   TCP Securities conversion and other...........................   36.8     0.5    (0.1)
   Pension.......................................................  (43.2)   (4.7)   (4.5)
   Valuation allowance...........................................    0.3      --      --
                                                                  ------  ------  ------
                                                                  $216.1  $  1.1  $154.5
                                                                  ======  ======  ======

   Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                      2001       2000
                                                    --------   ---------
                                                    (Millions of Dollars)
        Deferred tax assets:
           Asbestos................................ $  468.2   $   551.7
           Tax credits.............................    144.7       137.7
           Postemployment benefits.................    167.9       166.6
           Net operating loss carryforwards........    261.2       247.1
           Other temporary differences.............    255.2       195.6
                                                    --------   ---------
               Total deferred tax assets...........  1,297.2     1,298.7
        Valuation allowance for deferred tax assets   (496.8)     (219.6)
                                                    --------   ---------
           Net deferred tax assets.................    800.4     1,079.1
        Deferred tax liabilities:
           Fixed assets............................   (273.1)     (306.8)
           Intangible assets.......................   (174.7)     (268.1)
           Asbestos insurance......................   (250.0)     (255.1)
           Deferred gains..........................   (116.0)     (118.8)
           Pensions................................    (54.0)      (83.8)
                                                    --------   ---------
               Total deferred tax liabilities......   (867.8)   (1,032.6)
                                                    --------   ---------
                                                    $  (67.4)  $    46.5
                                                    ========   =========

   Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

                                                    2001        2000
                                                   ------      -------
                                                  (Millions of Dollars)
          Assets:
             Deferred taxes...................... $ 55.4      $ 171.6
             Other noncurrent assets.............    3.7          7.2
          Liabilities:
             Other current accrued liabilities...  (30.0)       (29.4)
             Other long-term accrued liabilities.  (96.5)      (102.9)
                                                   ------      -------
                                                  $(67.4)     $  46.5
                                                   ======      =======

   Income taxes paid (net of any refunds) in 2001, 2000, and 1999 were $32.5 million, $46.0 million and $87.5 million, respectively.

   The 2001 provision includes the estimated U.S. federal income tax effects of retained earnings of subsidiaries expected to be distributed to the Company. No provision was made with respect to $479.2 million of undistributed earnings at December 31, 2001, since these earnings are considered by the Company to be permanently reinvested. Upon distribution of these earnings, the Company may be subject to United States income taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability on the distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

   At December 31, 2001 the Company had $775.0 million in net operating loss carryforwards, including $85.0 million in the United States that expire in various amounts from 2013 to 2020 with a full valuation allowance and $466.0 million in the United Kingdom with no expiration date or valuation allowance. Also, the Company has $224.0 million of additional foreign net operating loss carryforwards with a full valuation allowance and various expiration dates. Included in the previous amounts are $137.0 million of net operating loss carryforwards acquired with the purchases of T&N, Cooper Automotive and Fel-Pro. A valuation allowance was recorded on $63.0 million of these purchased net operating loss carryforwards, and to the extent such benefits are ever realized, such benefits will be recorded as a reduction of goodwill.

15.  Operations by Reportable Segment and Geographic Area

   The segment information has been restated to reflect the Company's internal organization changes in 2001. The Company is a global manufacturer with six reportable segments: Powertrain; Sealing Systems and Systems Protection; Friction; Aftermarket; Other; and Divested Operations.

   Powertrain products are used primarily in automotive, light truck, heavy duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this reportable segment include engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, sintered products, and connecting rods.

   Sealing Systems and Systems Protection products are used in automotive, light truck, heavy duty, agricultural, off-highway, marine, railroad, high performance and industrial applications. The primary products of this reportable segment include dynamic seals, gaskets and systems protection products which include element resistant sleeving products.

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

   Divested operations include the historical operating results of the Company's divestitures in Note 3 and certain operation divested in 2000.

   The Company has aggregated individual product segments within its six reportable segments. The accounting policies of the segments are the same as that of the Company. The Company evaluates segment performance based on several factors, including Operational EBIT and major cash flow drivers. Operational EBIT is defined as earnings before interest, income taxes, extraordinary items and certain nonrecurring items such as restructuring and impairment charges, Chapter 11 and Administration related reorganization expenses, asbestos charges, and losses on the sales of businesses. Operational EBIT for each segment is shown below, as it is most consistent with the corresponding condensed consolidated financial statements (in millions).

                                            Net Sales        Operational EBIT
                                       -------------------- ------------------
                                        2001   2000   1999  2001   2000   1999
                                       ------ ------ ------ -----  -----  ----
                                                (Millions of Dollars)
Powertrain............................ $1,640 $1,722 $1,766 $ 108  $ 134  $269
Sealing Systems and Systems Protection    588    682    712    20     64   115
Friction..............................    336    385    487     4     27    91
Aftermarket...........................  2,427  2,575  2,761   258    336   409
Other, including Corporate............    368    430    428  (276)  (139)  (98)
Divested Operations...................     98    219    334     7     37    49
                                       ------ ------ ------ -----  -----  ----
Total................................. $5,457 $6,013 $6,488 $ 121  $ 459  $835
                                       ====== ====== ====== =====  =====  ====

                                                                          2001   2000   1999
                                                                         -----   -----  -----
                                                                         (Millions of Dollars)
Reconciliation:
   Total segments operational EBIT...................................... $ 121   $ 459  $ 835
   Net interest and other financing costs...............................  (305)   (326)  (309)
   Restructuring, impairment and other special charges..................  (619)   (395)    (8)
   Acquisition-related costs............................................    --      --    (58)
   Chapter 11 and Administration related reorganization costs...........   (51)     --     --
                                                                         -----   -----  -----
       Earnings (loss) before income taxes, extraordinary items and cumulative effect of change in accounting principle............ $(854)  $(262) $ 460
                                                                         =====   =====  =====

                                                               Depreciation and
                            Total Assets  Capital Expenditures   Amortization
                            ------------- -------------------- ----------------
                             2001   2000   2001   2000   1999  2001  2000  1999
                            ------ ------ ----   ----   ----   ----  ----  ----
                                           (Millions of Dollars)
Powertrain................. $2,728 $2,733 $165   $151   $188   $135  $129  $ 98
Sealing Systems and Systems
  Protection...............  1,032  1,290   36     40     66     53    54    37
Friction...................    399    529   46     38     30     47    57    33
Aftermarket................  3,360  3,065   33     30     47     73    56    65
Other, including Corporate.  1,430  1,869   33     53     51     60    68   113
Divested Operations........    104    345    1      4     13      6    10     9
                            ------ ------  ----   ----   ----  ----  ----  ----
       Total............... $9,053 $9,831 $314   $316   $395   $374  $374  $355
                            ====== ======  ====   ====   ====  ====  ====  ====

   The following table shows geographic information as of December 31:

                                                     Net Property,
                                                       Plant and
                                     Net Sales         Equipment
                                -------------------- -------------
                                 2001   2000   1999   2001   2000
                                ------ ------ ------ ------ ------
                                      (Millions of Dollars)
              United States.... $3,123 $3,685 $3,922 $  971 $1,231
              United Kingdom...    426    501    533    286    324
              Germany..........    627    812    630    374    366
              France...........    345    272    303    165    117
              Other............    936    743  1,100    368    351
                                ------ ------ ------ ------ ------
                     Total..... $5,457 $6,013 $6,488 $2,164 $2,389
                                ====== ====== ====== ====== ======

16.  Litigation and Environmental Matters

T&N Companies Asbestos Litigation

Background:

   The Company's U.K. subsidiary, T&N Ltd., and two U.S. subsidiaries (the "T&N Companies") are among many defendants named in numerous court actions in the U.S. alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. As of the Petition Date, T&N Ltd. was a defendant in approximately 91,000 pending personal injury claims. The two United States subsidiaries were defendants in approximately 172,000 pending personal injury claims.

Recorded Liability:

   In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.3 billion at December 31, 2001) represented the Company's estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings (see Note
1), all pending asbestos-related litigation against the Company is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors' committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K., a creditors' committee consisting in large part of representatives of asbestos claimants has been appointed. The Bankruptcy Court likely will set a deadline for the filing of all present asbestos-related claims, including claims by plaintiffs who allegedly entered into settlement agreements with the Company that have not been paid. As part of the

Restructuring Proceedings, it will be determined which asbestos claims should be allowed, or compensated, and the aggregate value of such claims. The Company's obligations with respect to present and future claims could be determined through litigation in Bankruptcy Court, the High Court of Justice, Chancery Division in London, England and/or through negotiations with each of the official committees appointed; that determination may provide the basis for a plan of reorganization or scheme of arrangement. The T&N Companies previously entered into $225 million of surety to meet certain collateral requirements for asbestos indemnity obligations associated with its prior membership in the Center for Claims Resolution. Performance under these bonds is subject to approval by the Bankruptcy Court. Except for exchange rates, the Company has not adjusted its estimate of the asbestos liability since September 30, 2001. This liability is included in the consolidated balance sheet under the caption "Liabilities subject to compromise" at December 31, 2001 for the Company's U.S. and U.K. subsidiaries.

   While the Company believes that the liability recorded was appropriate for anticipated losses arising from asbestos-related claims against the T&N Companies through 2012, it is the Company's view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the Restructuring Proceedings; the number of future claims that will be included in a plan of reorganization; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; and the impact that historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding.

   No assurance can be given that the T&N Companies will not be subject to material additional liabilities and significant additional litigation relating to asbestos matters through 2012 or thereafter. In the event that such liabilities exceed the amounts recorded by the Company or the remaining insurance coverage, the Company's results of operations and financial condition could be materially affected.

Insurance Recoverable:

   In 1996, T&N Ltd. purchased for itself and its then defined global subsidiaries a (Pounds)500.0 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed (Pounds)690.0 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and accordingly recorded an insurance recoverable asset under the T&N policy of $577.0 million. At December 31, 2001 the recorded insurance recoverable was $553.0 million. The Company believes that based on its review of the insurance policies and advice from outside legal counsel that it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of the claims in excess of the trigger point of the insurance. In December 2001, one of the three reinsured filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. The Company believes that the suit is without merit and has responded accordingly.

   The ultimate realization of insurance proceeds is directly related to the amount of related covered claims paid by the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount, up to the cap of the insurance layer. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts since the Company initiated the Restructuring Proceedings. Accordingly, this asset could change significantly based upon events that occur from the Restructuring Proceedings.

   The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that currently there is little risk that the reinsurers will not be able to meet their obligation to pay, once the claims filed after June 30, 1996 exceed the (Pounds)690 million trigger point. The U.S. claims' costs applied against this policy are converted at a fixed exchange rate of $1.69/(Pounds). As such, if the market exchange rate is less then $1.69/(Pounds), the Company will effectively have a discount from 100% recovery on claims paid. At December 31, 2001, the $553.0 million insurance recoverable asset is net of an exchange rate discount of approximately $82.0 million.

Abex and Wagner Asbestos Litigation

Background:

   Two of the Company's businesses formerly owned by Cooper Industries, Inc. known as Abex and Wagner are involved as defendants in numerous court actions in the U.S. alleging personal injury from exposure to asbestos or asbestos-containing products. These claims mainly involve friction products. As of the Petition Date, Abex and Wagner were defendants in approximately 68,000 and 37,000 pending claims, respectively.

   The liability of the Company with respect to claims alleging exposure to Wagner products arises from the 1998 stock purchase from Cooper Industries of the corporate successor by merger to Wagner Electric Company; the purchased entity is now a wholly-owned subsidiary of the Company and one of the Debtors in the Restructuring Proceedings. As a consequence, all claims against the debtors, including asbestos- related claims, have been stayed.

   The liability of the Company with respect to claims alleging exposure to Abex products arises from a contractual liability entered into in 1994 by the predecessor to the Company whose stock the Company purchased in 1998. Pursuant to that contract, prior to the Restructuring Proceedings, the Company, through the relevant subsidiary, was liable for certain indemnity and defense payments incurred on behalf of an entity known as Pneumo Abex Corporation, the successor in interest to Abex Corporation. Effective as of the Petition Date, the Company has ceased making such payments and is currently considering whether to accept or reject the 1994 contractual liability.

   As mentioned above, as of the Petition Date, all pending asbestos litigation of Abex (as to the Company only) and Wagner is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court.

Recorded Liability:

   In 2000, the Company decreased its estimate of probable asbestos-related liability for Abex and Wagner claims by $127 million, which was accompanied by an approximately equivalent reduction in the insurance recoverable asset. The revised estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $216.0 million as of December 31, 2001) represented the Company's estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

   As a result of the Restructuring Proceedings (see Note 1), all pending asbestos-related litigation is stayed as previously described for the T&N Companies.

   While the Company believes that the liability recorded was appropriate for anticipated losses arising from asbestos-related claims related to Abex and Wagner through 2012, it is the Company's view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the proceeding; the number of future claims that will be included in a plan of reorganization; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

   No assurance can be given that the Company will not be subject to material additional liabilities and significant additional litigation relating to Abex and Wagner asbestos matters through 2012 or thereafter. In the event that such liabilities exceed the amounts recorded by the Company or the remaining insurance coverage, the Company's results of operations and financial condition could be materially affected.

Insurance Recoverable:

   Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that, barring unforeseen insolvencies of excess carriers or other adverse events should provide coverage for asbestos claims against Abex.

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

   The ultimate realization of insurance proceeds is directly related to the amount of related covered claims paid by the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts due to the uncertainties created by the Restructuring Proceedings. Accordingly, this asset could change significantly based upon events that occur from the Restructuring Proceedings.

   The Company believes that based on its review of the insurance policies, the financial viability of the insurance carriers, and advice from outside legal counsel, it is probable that Abex and Wagner will realize an insurance recoverable correlating with the respective liability.

Federal-Mogul and Fel-Pro Asbestos Litigation

   Prior to the Restructuring Proceedings the Company was also sued in its own name as one of a large number of defendants in a number of lawsuits brought by claimants alleging injury from exposure to asbestos due to its ownership of certain assets involved in gasket making. As of the Petition Date, the Company was a defendant in approximately 61,500 Pre-Petition pending claims. Over 40,000 of these claims were transferred to a federal court, where prior to the Restructuring Proceedings they were pending. Pre-petition claims that were in the pipeline that were received after the Petition Date continue to be entered into the claims system and represent an immaterial amount of claims. Prior to the Restructuring Proceedings, the Company's Fel-Pro subsidiary also was named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. Fel-Pro was a defendant in approximately 34,000 pending claims as of the Petition Date. Over 32,000 of these claims were transferred to a federal court where, prior to the Restructuring Proceedings, they were pending. The Company was defending all such claims vigorously and believed that it and Fel-Pro had substantial defenses to liability and insurance coverage for defense and indemnity. All claims alleging exposure to the products of the Company and of Fel-Pro have been stayed as a result of the Restructuring Proceedings.

Aggregate of Asbestos Liability and Insurance Recoverable Asset

   The following is a summary of the asbestos liability and the insurance recoverable asset for 2001 (in millions of dollars):

                                                  T&N    Abex &
                                               Companies Wagner  Other   Total
                                               --------- ------  -----  --------
Liability:
Balance at December 31, 2000.................. $1,556.3  $252.7  $ 2.9  $1,811.9
   2001 insurance litigation reclassification.     (9.7)   (3.2)    --     (12.9)
   2001 payments..............................   (206.9)  (27.6)  (0.2)   (234.7)
   Other......................................     (8.6)   (5.5)    --     (14.1)
                                               --------  ------  -----  --------
Balance at December 31, 2001.................. $1,331.1  $216.4  $ 2.7  $1,550.2
                                               ========  ======  =====  ========
Asset:
Balance at December 31, 2000.................. $  583.2  $187.9  $  --  $  771.1
   2001 insurance litigation reclassification.     (9.7)   (3.2)    --     (12.9)
   2001 proceeds..............................     (4.5)  (14.3)    --     (18.8)
   Other......................................    (16.2)     --     --     (16.2)
                                               --------  ------  -----  --------
Balance at December 31, 2001.................. $  552.8  $170.4     --  $  723.2
                                               ========  ======  =====  ========

   As of December 31, 2001, the Company has provided an aggregated asbestos-related liability for all of its subsidiaries and businesses of approximately $1.6 billion classified in the balance sheet under the caption "Liabilities Subject to Compromise". Also as of December 31, 2001, the Company has recorded an insurance recoverable of $723.2 million.

   The Company's estimate of asbestos-related liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict. The Restructuring Proceedings significantly increase the inherent difficulties and uncertainties involved in estimating the number and cost of resolution of present and future asbestos-related claims against the Company and may have the effect of increasing the ultimate cost of the resolution of such claims.

Other

   The Company has been named in a class action lawsuit captioned In re:
Federal-Mogul Corp. Securities Litigation, alleging violations by the Company of various federal securities laws. In September 2001, the Company's motion to dismiss the lawsuit was granted. The Company is involved in various other legal actions and claims, directly and through its subsidiaries. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that the outcomes are not likely to have a material adverse effect on the Company's financial position, operating results, or cash flows.

   On October 4, 2001, in connection with the Restructuring Proceedings, the Company received notice from the New York Stock Exchange (the "Exchange") that it was in violation of the Exchange's minimum trading price listing criteria. The Company has been granted six months to correct the violation or the Exchange could initiate delisting proceedings against the Company. The Company cannot provide any assurance whether its stock price will comply with the Exchange's listing criteria. In the event the Company's shares are delisted from the Exchange, the Company anticipates that its shares would continue to trade in the NASD over-the-counter bulletin board market.

Environmental Matters

   The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") or other similar federal or state environmental laws. These laws require responsible parties to pay for cleaning up contamination resulting from hazardous wastes, which were discharged into the environment by them, or by others to which they sent such wastes for disposition. In addition, the Company has been notified by the United States Environmental Protection Agency and various state agencies that it may be a potentially responsible party ("PRP") under such law for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. At most of the sites that are likely to be costliest to clean up, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company's exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company's share of the total waste has generally been small. The other companies, which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly owned companies, and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental reserve was approximately $62.8 million and $67.9 million at December 31, 2001 and 2000, respectively. The decrease is primarily due to remediation payments made during 2001. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect to such matters. As a result of the Restructuring Proceedings, the Company has reclassified approximately $23.3 million of this reserve to Liabilities Subject to Compromise in the consolidated balance sheet, and is evaluating such classification for other sites.

17.  Quarterly Financial Data (Unaudited)

                                                      First(1)  Second(2) Third(3)  Fourth(4)   Year
                                                      --------  --------- --------  --------- ---------
                                                       (Millions of Dollars, Except Per Share Amounts)
Year ended December 31, 2001:
   Net sales......................................... $1,450.7  $1,425.4  $1,288.8  $1,292.1  $ 5,457.0
   Gross margin......................................    305.3     301.2     238.5     239.3    1,084.2
   Net loss before extraordinary items...............    (62.2)    (33.8)   (857.2)   (120.5)  (1,073.7)
   Extraordinary items...............................       --      16.3      47.1       8.8       72.2
   Net loss..........................................    (62.2)    (17.5)   (810.1)   (111.7)  (1,001.5)
   Diluted loss per share before extraordinary items.    (0.89)    (0.48)   (10.91)    (1.37)    (14.23)
   Net loss per share................................    (0.89)    (0.25)   (10.31)    (1.37)    (13.27)
Stock price
   High.............................................. $   5.44  $   3.52  $   1.80  $   1.48
   Low............................................... $   2.87  $   1.69  $   0.65  $   0.45
   Dividend per share................................       --        --        --        --

                                                      First(5)   Second   Third(6)  Fourth(7)   Year
                                                      --------  --------- --------  --------- ---------
                                                       (Millions of Dollars, Except Per Share Amounts)
Year ended December 31, 2000:
   Net sales......................................... $1,643.7  $1,593.2  $1,427.9  $1,348.4  $ 6,013.2
   Gross margin......................................    433.3     410.4     338.7     234.9    1,417.3
   Net earnings (loss)...............................     13.9      49.9      (7.6)   (337.7)    (281.5)
   Diluted earnings (loss) per share.................     0.18      0.65     (0.12)    (4.80)     (4.02)
Stock price
   High.............................................. $  20.19  $  16.00  $  11.94  $   5.88
   Low............................................... $  12.25  $   9.44  $   5.25  $   1.75
   Dividend per share................................ $  .0025  $  .0025  $  .0025  $  .0025

--------
(1) Includes a $29.8 million charge for restructuring and a $0.6 million charge for adjustment of assets held for sale and other long-lived assets to fair value.
(2) Includes an $2.1 million charge for restructuring, a $0.1 million charge for adjustment of assets held for sale and other long-lived assets to fair value, $37.6 million gain on the divestiture of businesses and a $16.3 million gain on the early extinguishment of debt.
(3) Includes an $6.1 million charge for restructuring, a $496.6 million charge for adjustment of assets held for sale and other long-lived assets to fair value, $75.1 million loss on the divestiture of businesses, a $47.1 million gain on the early extinguishment of debt, $13.7 million of reorganization costs related to Chapter 11 and Administration and a $177.0 million tax valuation allowance.
(4) Includes a $47.8 million charge for adjustment of assets held for sale and other long-lived assets to fair value and $36.2 million of reorganization costs related to Chapter 11 and Administration.
(5) Includes a $68.7 million charge for restructuring and a $10.0 million charge for adjustment of assets held for sale and other long-lived assets to fair value.
(6) Includes an $8.6 million charge for restructuring and a $4.6 million charge for adjustment of assets held for sale and other long-lived assets to fair value.
(7) Includes a $58.4 million charge for restructuring, a $60.8 million charge for adjustments of assets held for sale and other long-lived assets to fair value, a $184.4 million charge related to asbestos and a $60.0 million charge for certain deferred tax valuation allowances.

18.  Consolidating Condensed Financial Information of Guarantor Subsidiaries

   Certain subsidiaries of the Company (as listed below, collectively the "Guarantor Subsidiaries") have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company's Senior Credit Agreements.

Federal-Mogul Venture Corporation    Federal-Mogul Dutch Holdings Inc. Felt Products MFG. Co.
Federal-Mogul Global Properties Inc. Federal-Mogul UK Holdings Inc.    Ferodo America, Inc.
Carter Automotive Company, Inc.      F-M UK Holdings Limited           McCord Sealing, Inc.
Federal-Mogul World Wide Inc.        Federal-Mogul Global Inc.
Federal-Mogul Ignition Company       T&N Industries, Inc.
Federal-Mogul Products, Inc.         Federal-Mogul Powertrain, Inc.
Federel-Mogul Piston Rings, Inc.     Federal-Mogul Mystic, Inc.

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

   In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying audited consolidating condensed financial statements based on the Company's understanding of the Securities and Exchange Commission's interpretation and application of Rule 3-10 of the Securities and Exchange Commission's Regulation S-X and Staff Accounting Bulleting 53. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

   In May 2001, the Company divested of Federal-Mogul Aviation, Inc. (see Note 3 of the Consolidated Condensed Financial Statements, "Divestitures"). The results of operation of Aviation have been included through the divestiture date.

   The consolidating condensed financial information of the Guarantor subsidiaries as of December 31, 2000 and for the two years in the period then ended have been restated to include Federal-Mogul Mystic, Inc., Felt Products Mfg. Co., Ferodo America, Inc. and McCord Sealing, Inc.

   As a result of the Restructuring Proceedings (see Note 1 "Voluntary Reorganization Under Chapter 11 and Administration") certain of the liabilities, as shown below, were Liabilities Subject to Compromise as of the Petition date:

                                                       Guarantor   Non-Guarantor
                                              Parent  Subsidiaries Subsidiaries  Consolidated
                                             -------- ------------ ------------- ------------
Accounts payable............................ $   42.6       $125.9      $   31.7   $  200.2
Other accrued liabilities...................      2.6          1.0          14.7       18.3
Environmental liabilities...................     22.4           --           0.9       23.3
Interest payable............................     43.5          0.2            --       43.7
Debt........................................  3,970.3          1.1            --    3,971.4
Asbestos liabilities........................      1.4        230.0       1,318.8    1,550.2
Company-obligated mandatorily redeemable
  preferred securities of subsidiary holding
  solely convertiblesubordinated debentures
  of the Company............................       --           --         449.5      449.5
                                             --------       ------      --------   --------
                                             $4,082.8       $358.2      $1,815.6   $6,256.6
                                             ========       ======      ========   ========

                           FEDERAL-MOGUL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                               December 31, 2001
                             (Millions of Dollars)

                                                          (Unconsolidated)
                                               --------------------------------------
                                                           Guarantor    Non-Guarantor
                                                Parent    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                               ---------  ------------  -------------  ------------  ------------
Net sales..................................... $ 1,252.6      $1,826.4       $2,925.4       $(547.4)    $ 5,457.0
Cost of products sold.........................   1,042.8       1,483.0        2,394.5        (547.4)      4,372.9
                                               ---------      --------       --------       -------     ---------
   Gross margin...............................     209.8         343.4          530.9            --       1,084.1
Selling, general and administrative expenses..     292.5         218.3          344.7            --         855.5
Amortization of goodwill and other
  intangible assets...........................      20.1          42.8           52.4            --         115.3
Restructuring charge..........................      12.2            --           25.8            --          38.0
Adjustment of assets held for sale and other
  long- lived assets to fair value............       0.7         380.9          163.5            --         545.1
Interest expense, net.........................     269.8           0.2            4.8            --         274.8
Chapter 11 and Administration related
  reorganization expenses.....................      50.6            --             --            --          50.6
Other (income) expense, net...................     (60.0)         62.2           56.8            --          59.0
                                               ---------      --------       --------       -------     ---------
   Loss before income taxes...................    (376.1)       (361.0)        (117.1)           --        (854.2)
Income tax expense (benefit)..................     150.5          (8.2)          77.2            --         219.5
                                               ---------      --------       --------       -------     ---------
   Net loss before extraordinary item and
     equity in loss of subsidiaries...........    (526.6)       (352.8)        (194.3)           --      (1,073.7)
Extraordinary item, net of applicable tax
  benefits....................................     (72.2)           --             --            --         (72.2)
                                               ---------      --------       --------       -------     ---------
Net loss before equity in loss of subsidiaries    (454.4)       (352.8)        (194.3)                   (1,001.5)
Equity in loss of subsidiaries................    (547.1)        (88.5)            --         635.6            --
                                               ---------      --------       --------       -------     ---------
Net Loss...................................... $(1,001.5)     $ (441.3)      $ (194.3)      $ 635.6     $(1,001.5)
                                               =========      ========       ========       =======     =========

                           FEDERAL-MOGUL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                               December 31, 2000
                             (Millions of Dollars)

                                                            (Unconsolidated)
                                                   ----------------------------------
                                                                              Non-
                                                              Guarantor    Guarantor
                                                    Parent   Subsidiaries Subsidiaries Eliminations Consolidated
                                                   --------  ------------ ------------ ------------ ------------
Net sales......................................... $1,428.2    $2,089.7     $3,145.3     $(650.0)     $6,013.2
Cost of products sold.............................  1,122.1     1,601.9      2,521.9      (650.0)      4,595.9
                                                   --------    --------     --------     -------      --------
   Gross margin...................................    306.1       487.8        623.4          --       1,417.3
Selling, general and administrative expenses......    268.9       209.5        366.2          --         844.6
Amortization of goodwill and other intangible
  assets..........................................     20.3        47.8         55.5          --         123.6
Restructuring charge..............................     44.7        26.8         64.2          --         135.7
Adjustment of assets held for sale and other long-
  lived assets to fair value......................     24.1        35.5         15.8          --          75.4
Asbestos charge...................................      1.6       (19.8)       202.6          --         184.4
Interest expense, net.............................    278.5         0.6          5.9          --         285.0
Other (income) expense, net.......................     96.9      (152.7)        86.7          --          30.9
                                                   --------    --------     --------     -------      --------
   Earnings (loss) before income taxes............   (428.9)      340.1       (173.5)         --        (262.3)
Income tax expense (benefit)......................   (105.5)      138.9        (14.2)         --          19.2
                                                   --------    --------     --------     -------      --------
   Net earnings (loss) before equity inearnings
     (loss) of subsidiaries.......................   (323.4)      201.2       (159.3)         --        (281.5)
Equity in earnings (loss) of subsidiaries.........     41.9        56.0           --       (97.9)           --
                                                   --------    --------     --------     -------      --------
Net Earnings (loss)............................... $ (281.5)   $  257.2     $ (159.3)    $ (97.9)     $ (281.5)
                                                   ========    ========     ========     =======      ========

                           FEDERAL-MOGUL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                               December 31, 1999

                             (Millions of Dollars)

                                                           (Unconsolidated)
                                                  -----------------------------------
                                                                             Non-
                                                             Guarantor    Guarantor
                                                   Parent   Subsidiaries Subsidiaries Eliminations Consolidated
                                                  --------  ------------ ------------ ------------ ------------
Net sales........................................ $1,561.4    $2,190.6     $3,285.3     $(549.8)     $6,487.5
Cost of products sold............................  1,116.0     1,611.5      2,531.4      (549.8)      4,709.1
                                                  --------    --------     --------     -------      --------
   Gross margin..................................    445.4       579.1        753.9          --       1,778.4
Selling, general and administrative
  expenses.......................................    332.0       252.6        264.3          --         848.9
Amortization of goodwill and other intangible
  assets.........................................      7.0        50.9         69.3          --         127.2
Adjustment of assets held for sale and other
  long-lived assets to fair value................      7.9          --           --          --           7.9
Integration costs................................     19.6         7.5         19.8          --          46.9
Interest expense, net............................    258.6          --         10.3          --         268.9
Other (income) expense, net......................     74.5      (148.6)        92.8          --          18.7
                                                  --------    --------     --------     -------      --------
   Earnings (loss) before income taxes,
     extraordinary items and cumulative
     effect of change in accounting principle....   (254.2)      416.7        297.4          --         459.9
Income tax expense (benefit).....................    (97.9)      145.6        133.2          --         180.9
                                                  --------    --------     --------     -------      --------
   Earnings (loss) before extraordinary
     items and cumulative effect of change in
     accounting principle........................   (156.3)      271.1        164.2          --         279.0
Extraordinary item -- loss on early retirement of
  debt, net of applicable income tax benefit.....     23.1          --           --          --          23.1
Cumulative effect of change in accounting for
  costs of start-up activities, net of applicable
  income tax.....................................     12.7          --           --          --          12.7
                                                  --------    --------     --------     -------      --------
   Net earnings (loss) before equity in
     earnings (loss) of subsidiaries.............   (192.1)      271.1        164.2          --         243.2
Equity in earnings (loss) of subsidiaries........    435.3       274.1           --      (709.4)           --
                                                  --------    --------     --------     -------      --------
Net Earnings (Loss).............................. $  243.2    $  545.2     $  164.2     $(709.4)     $  243.2
                                                  ========    ========     ========     =======      ========

                           FEDERAL-MOGUL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING CONDENSED BALANCE SHEET

                               December 31, 2001
                             (Millions of Dollars)

                                                         (Unconsolidated)
                                               -------------------------------------
                                                           Guarantor   Non-Guarantor
                                                Parent    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                               ---------  ------------ ------------- ------------  ------------
                    ASSETS
Cash and equivalents.......................... $    74.0      $    3.5      $  269.4    $      --    $  346.9
Accounts receivable...........................     522.5            --         422.3           --       944.8
Inventories...................................      76.8         303.2         341.9           --       721.9
Deferred taxes................................      16.0            --          39.4           --        55.4
Prepaid expenses and income tax benefits......      47.1          42.5          88.0           --       177.6
                                               ---------      --------      --------    ---------    --------
   Total Current Assets.......................     736.4         349.2       1,161.0           --     2,246.6
Property, plant and equipment.................     263.6         702.5       1,197.6           --     2,163.7
Goodwill......................................     562.8         925.2       1,220.3           --     2,708.3
Other intangible assets.......................      92.7         299.8         262.8           --       655.3
Investment in subsidiaries....................   6,366.8       2,839.9            --     (9,206.7)         --
Intercompany accounts, net....................  (2,374.8)      2,251.5         123.3           --          --
Asbestos-related insurance recoverable........        --         162.7         560.5           --       723.2
Other noncurrent assets.......................     130.4          44.8         380.9           --       556.1
                                               ---------      --------      --------    ---------    --------
   Total Assets............................... $ 5,777.9      $7,575.6      $4,906.4    $(9,206.7)   $9,053.2
                                               =========      ========      ========    =========    ========
                 LIABILITIES
Short-term debt, including current portion of
  long-term debt.............................. $      --      $    0.5      $   24.4    $      --    $   24.9
Accounts payable..............................      61.6          50.4         187.5           --       299.5
Accrued compensation..........................      63.4          24.1         106.4           --       193.9
Restructuring and rationalization reserves....      25.3          13.8          42.0           --        81.1
Other accrued liabilities.....................      85.0         130.1         167.8           --       382.9
                                               ---------      --------      --------    ---------    --------
   Total Current Liabilities..................     235.3         218.9         528.1           --       982.3
Long-term debt................................     250.0            --          16.7           --       266.7
Postemployment benefits.......................     655.1           0.1         164.6           --       819.8
Other accrued liabilities.....................      87.8           0.5         170.2           --       258.5
Minority interest in consolidated subsidiaries      47.8           2.5            --           --        50.3
Liabilities subject to compromise.............   4,082.9         358.2       1,815.5           --     6,256.6
Shareholders' Equity..........................     419.0       6,995.4       2,211.3     (9,206.7)      419.0
                                               ---------      --------      --------    ---------    --------
   Total Liabilities and Shareholders' Equity. $ 5,777.9      $7,575.6      $4,906.4    $(9,206.7)   $9,053.2
                                               =========      ========      ========    =========    ========

                           FEDERAL-MOGUL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING CONDENSED BALANCE SHEET

                               December 31, 2000
                             (Millions of Dollars)

                                                        (Unconsolidated)
                                             --------------------------------------
                                                         Guarantor    Non-Guarantor
                                              Parent    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                             ---------  ------------  -------------  ------------  ------------
                   ASSETS
Cash and equivalents........................ $   148.3      $    6.4       $  (47.5)    $      --      $  107.2
Accounts receivable.........................      22.4            --          490.4            --         512.8
Investment in accounts receivable
  securitization............................        --            --          229.1            --         229.1
Inventories.................................     135.1         296.7          376.8            --         808.6
Deferred taxes..............................      23.2          62.7           85.7            --         171.6
Prepaid expenses and income tax benefits....      49.5          52.5           93.1            --         195.1
                                             ---------      --------       --------     ---------      --------
   Total Current Assets.....................     378.5         418.3        1,227.6            --       2,024.4
Property, plant and equipment...............     270.5         815.9        1,302.4            --       2,388.8
Goodwill....................................     584.6       1,241.1        1,477.4            --       3,303.1
Other intangible assets.....................      39.8         404.3          302.3            --         746.4
Investment in subsidiaries..................   6,187.0       2,839.0             --      (9,026.0)           --
Intercompany accounts, net..................  (1,620.5)      2,035.2         (414.7)           --            --
Asbestos-related insurance recoverable......        --         194.4          576.7            --         771.1
Other noncurrent assets.....................     273.8         (71.7)         395.1            --         597.2
                                             ---------      --------       --------     ---------      --------
   Total Assets............................. $ 6,113.7      $7,876.5       $4,866.8     $(9,026.0)     $9,831.0
                                             =========      ========       ========     =========      ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt, including current portion
  of long-term debt......................... $   124.4      $    3.0       $   20.4     $      --      $  147.8
Accounts payable............................      78.0         136.8          217.1            --         431.9
Accrued compensation........................      31.6          25.9          100.3            --         157.8
Restructuring and rationalization reserves..      12.6          26.8           68.5            --         107.9
Current portion of asbestos liability.......        --            --          350.0            --         350.0
Other accrued liabilities...................     152.3         133.6          217.8            --         503.7
                                             ---------      --------       --------     ---------      --------
   Total Current Liabilities................     398.9         326.1          974.1            --       1,699.1
Long-term debt..............................   3,534.7           5.9           19.1            --       3,559.7
Long-term portion of asbestos liability.....        --         606.4          855.5            --       1,461.9
Postemployment benefits.....................     470.1            --          167.5            --         637.6
Other accrued liabilities...................     103.4          24.6          162.0            --         290.0
Minority interest in consolidated
  subsidiaries..............................      55.3           2.2             --            --          57.5
Company-obligated mandatorily redeemable
  preferred securities of subsidiary holding
  solely convertible subordinated debentures
  of the Company............................        --            --          575.0            --         575.0
Shareholders' Equity........................   1,551.3       6,911.3        2,113.6      (9,026.0)      1,550.2
                                             ---------      --------       --------     ---------      --------
   Total Liabilities and Shareholders'
     Equity................................. $ 6,113.7      $7,876.5       $4,866.8     $(9,026.0)     $9,831.0
                                             =========      ========       ========     =========      ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                               December 31, 2001
                             (Millions of Dollars)

                                                          (Unconsolidated)
                                                 ----------------------------------
                                                           Guarantor   Non-Guarantor
                                                 Parent   Subsidiaries Subsidiaries  Eliminations Consolidated
                                                 -------  ------------ ------------- ------------ ------------
Net Cash Provided From (Used By) Operating
  Activities.................................... $(415.3)   $(345.5)      $ 796.6       $  --       $  35.8
Expenditures for property, plant and equipment
  and other long-term assets....................   (28.6)     (87.1)       (198.1)         --        (313.8)
Proceeds from sale of property, plant & equip...      --        9.4           9.6          --          19.0
Proceeds from sale of businesses................     5.2      209.0          28.6          --         242.8
Business acquisitions, net of cash acquired.....      --         --         (18.8)         --         (18.8)
                                                 -------    -------       -------       -----       -------
   Net Cash Provided From (Used By)
     Investing Activities.......................   (23.4)     131.3        (178.7)         --         (70.8)
Proceeds from issuance of long-term debt........   917.2         --            --          --         917.2
Principal payments on long-term debt............  (163.7)        --          (8.1)         --        (171.8)
Increase (decrease) in short-term debt..........   (57.6)      (8.4)          1.9          --         (64.1)
Fees paid for debt issuance and other securities   (38.0)        --            --          --         (38.0)
Change in intercompany accounts.................    75.1      219.7        (294.8)         --            --
Repurchase of accounts receivable under
  securitization................................  (348.1)        --            --          --        (348.1)
Other...........................................   (20.5)        --            --          --         (20.5)
                                                 -------    -------       -------       -----       -------
   Net Cash Provided From (Used By)
     Financing Activities.......................   364.4      211.3        (301.0)         --         274.7
                                                 -------    -------       -------       -----       -------
   Net Increase (Decrease) in Cash.............. $ (74.3)   $  (2.9)      $ 316.9       $  --       $ 239.7
                                                 =======    =======       =======       =====       =======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                               December 31, 2000
                             (Millions of Dollars)

                                                    (Unconsolidated)
                                           ----------------------------------
                                                     Guarantor   Non-Guarantor
                                           Parent   Subsidiaries Subsidiaries  Eliminations Consolidated
                                           -------  ------------ ------------- ------------ ------------
Net Cash Provided From (Used By)
  Operating Activities.................... $(159.2)    $(13.2)      $  17.9       $  --       $(154.5)
Expenditures for property, plant and
  Equipment and other long-term assets....   (35.1)     (93.2)       (185.0)         --        (313.3)
Proceeds from sale of business investments     0.8         --          65.8          --          66.6
Other.....................................      --         --           2.4          --           2.4
                                           -------     ------       -------       -----       -------
     Net Cash Used By Investing
       Activities.........................   (34.3)     (93.2)       (116.8)         --        (244.3)
Proceeds from issuance of long-term debt..   689.0         --            --          --         689.0
Principal payments on long-term debt......  (132.0)        --         (13.3)         --        (145.3)
Decrease in short-term debt...............    (3.3)        --         (22.6)         --         (25.9)
Fees paid for debt issuance and other
  securities..............................    (4.6)        --            --          --          (4.6)
Change in intercompany accounts...........  (196.5)     108.4          88.1          --            --
Sale of accounts receivable under
  securitization..........................   (62.1)        --            --          --         (62.1)
Dividends.................................    (4.0)        --            --          --          (4.0)
Other.....................................     1.2         --          (6.8)         --          (5.6)
                                           -------     ------       -------       -----       -------
     Net Cash Provided From (Used By)
       Financing Activities...............   287.7      108.4          45.4          --         441.5
                                           -------     ------       -------       -----       -------
     Net Increase (Decrease) in Cash...... $  94.2     $  2.0       $ (53.5)      $  --       $  42.7
                                           =======     ======       =======       =====       =======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                               December 31, 1999
                             (Millions of Dollars)

                                                      (Unconsolidated)
                                            ------------------------------------
                                                        Guarantor   Non-Guarantor
                                             Parent    Subsidiaries Subsidiaries  Eliminations Consolidated
                                            ---------  ------------ ------------- ------------ ------------
Net Cash Provided From (Used By)
  Operating Activities..................... $   (35.5)   $ 445.6       $ 152.3       $   --     $   562.4
Expenditures for property, plant and
  equipment and other long-term assets.....     (55.8)     (64.4)       (275.0)          --        (395.2)
Proceeds from sale of business investments.       3.9         --          49.4           --          53.3
Business acquisitions, net of cash acquired     (97.0)      (1.9)       (272.3)          --        (371.2)
                                            ---------    -------       -------       ------     ---------
Net Cash Used By Investing Activities......    (148.9)     (66.3)       (497.9)          --        (713.1)
Proceeds from issuance of long-term debt...   2,123.0         --            --           --       2,123.0
Principal payments on long-term debt.......  (2,222.5)      (2.0)        (27.0)          --      (2,251.5)
Increase (decrease) in short-term debt.....      44.2      (14.6)        (32.6)          --          (3.0)
Fees paid for debt issuance and other
  securities...............................     (25.5)        --            --           --         (25.5)
Change in intercompany accounts............      (3.4)    (379.0)        382.4           --            --
Sale of accounts receivable under
  securitization...........................     304.3         --            --           --         304.3
Dividends..................................      (4.3)        --            --           --          (4.3)
Other......................................      (2.6)        --          (2.4)          --          (5.0)
                                            ---------    -------       -------       ------     ---------
   Net Cash Provided From (Used By)
     Financing Activities..................     213.2     (395.6)        320.4           --         138.0
                                            ---------    -------       -------       ------     ---------
   Net Increase (Decrease) in Cash......... $    28.8    $ (16.3)      $ (25.2)      $  --      $   (12.7)
                                            =========    =======       =======       ======     =========

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

   Federal-Mogul maintains internal accounting control systems that are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and that produce records adequate for preparation of financial information. The systems controls and compliance are reviewed by a program of internal audits. There are limits inherent in all systems of internal accounting control based on the recognition that the cost of such a system not exceed the benefits derived. We believe Federal-Mogul's system provides this appropriate balance.

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

/s/  Frank E. Macher
Frank E. Macher
Chairman and Chief Executive Officer

/s/  Charles G. McClure
Charles G. McClure
President and Chief Operating Officer

/s/  G. Michael Lynch
G. Michael Lynch
Executive Vice President and Chief Financial Officer

                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors, Federal-Mogul Corporation:

   We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, represents fairly in all material respects the information set forth therein.

   The accompanying consolidated financial statements have been prepared assuming that Federal-Mogul Corporation and subsidiaries will continue as a going concern. As more fully described in the notes to the consolidated financial statements, on October 1, 2001, Federal-Mogul Corporation and its wholly owned United States subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, certain Federal-Mogul subsidiaries in the United Kingdom have filed jointly for Chapter 11 and Administration under the United Kingdom Insolvency Act of 1986. Uncertainties inherent in the bankruptcy process raise substantial doubt about Federal-Mogul Corporation's ability to continue as a going concern. Management's intentions with respect to these matters are also described in the notes. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  ERNST & YOUNG LLP

Detroit, Michigan
February 8, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   The information required by this item will appear (a) under the caption ''Election of Directors'' in the Company's definitive Proxy Statement dated April 2002 relating to its 2002 Annual Meeting of Shareholders (the ''2002 Proxy Statement'') (except for the information appearing under the caption ''Compensation of Directors''), which information is incorporated herein by reference; (b) under the caption ''Section 16(a) Beneficial Ownership Reporting Compliance'' in the 2002 Proxy Statement, which information is incorporated herein by reference; and (c) under the caption ''Executive Officers of the Company'' at the end of Part I of this Annual Report.

Item 11.  Executive Compensation.

   The information required by this item will appear under the caption ''Executive Compensation'' in the 2002 Proxy Statement (excluding the information appearing under the caption ''Compensation Committee Report on Executive Compensation'') and under the caption ''Compensation of Directors'' in the 2002 Proxy Statement, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information required by this item will appear under the caption ''Information on Securities -- Directors' and Officers' Ownership of Stock'' and ''Ownership of Stock by Principal Owners'' in the 2002 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

   The information required by this item will appear under the caption "Certain Related Transactions" in the 2002 Proxy Statement and is incorporated herein by reference.

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

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

                             (Millions of Dollars)

                  Column A                        Column B          Column C           Column D   Column E
----------------------------------------------  ------------ --------------------    ------------ ---------
                                                                    Additions
                                                             --------------------
                                                                          Charged to
                                                  Balance      Charged      Other                  Balance
                                                at Beginning   to Costs   Accounts-- Deductions--  at End
                 Description                     of Period   and Expenses  Describe    Describe   of Period
----------------------------------------------  ------------ ------------ ---------- ------------ ---------
Year Ended December 31, 2001:
   Valuation allowance for trade receivable....    $ 66.5        19.7                    20.4(4)     65.8
   Reserve for inventory valuation.............      29.3        20.5                                49.8
   Valuation allowance for deferred tax assets.     219.6       272.2                               496.8

Year Ended December 31, 2000:
   Valuation allowance for trade receivable....      69.3         0.7          --         3.5(4)     66.5
   Reserve for inventory valuation.............      26.5         5.8          --         3.0(1)     29.3
   Valuation allowance for deferred tax assets.     156.1        63.5          --                   219.6

Year Ended December 31, 1999:
   Valuation allowance for trade receivable....      60.4         5.2        $5.1(3)      1.4(4)     69.3
   Reserve for inventory valuation.............      24.9         1.6                                26.5
   Valuation allowance for deferred tax assets.     181.1        (2.5)                   22.5(2)    156.1

-------------------
(1) Decrease due to $3.0 million of obsolete inventory.
(2) Decrease due to a $21.4 million reduction of the valuation reserve which was reversed to the statement of operations and a $1.1 million utilization of pre-acquisition net operating loss carryforwards the effect of which reduces goodwill.
(3) Amounts related to the acquisition of businesses.
(4) Uncollectable accounts charged off net of recoveries.

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

*3.2 The Company's Bylaws, as amended.

 4.1 Rights Agreement dated as of February 24, 1999, between the Company and The Bank of New
     York, as Rights Agent. (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed February 25, 1999.)

 4.2 Purchase Agreement for 10,000,000 Trust Convertible Preferred Securities of Federal-Mogul
     Financing Trust, dated as of November 24, 1997. (Incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. (the "1997
     10-K")

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

 4.6 Indenture among Federal-Mogul Corporation and The Bank of New York, dated as of
     January 20, 1999. (Incorporated by reference to Exhibit 4.8 to the Company's Annual Report on
     Form 10-K for the year ended December 31, 1998.)

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

 4.9 First Supplemental Indenture dated as of July 8, 1998 to the Indenture dated as of August 12,
     1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust
     National Association (as successor to Continental Bank), as trustee. (Incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31,
     2000 (the "2000 10-K".)

4.10 Second Supplemental Indenture dated as of October 9, 1998 to the Indenture dated as of August
     12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank
     Trust National Association (as successor to Continental Bank), as trustee. (Incorporated by reerence to Exhibit 4.10 to the Company's 2000 10-K.)


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

 4.14 Second Supplemental Indenture dated as of July 21, 1998 to the Indenture dated as of June 29,
      1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by
      reference to Exhibit 4.14 to the Company's 2000 10-K.)

 4.15 Third Supplemental Indenture dated as of October 9, 1998 to the Indenture dated as of June 29,
      1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by
      reference to Exhibit 4.15 to the Company's 2000 10-K.)

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

*10.7 Revolving Credit, Term Loan and Guaranty Agreement dated October 1, 2001 by the Company and certain of its subsidiaries in favor of The Chase Manhattan Bank, as administrative agent, with respect to Debtors and Debtors-in-Possession under Title 11 of the United States Code.

*10.8 First Amendment to Revolving Credit, Term Loan and Guaranty Agreement dated October 1,
      2001 by the Company and certain of its subsidiaries in favor of The Chase Manhattan Bank, as administrative agent, with respect to Debtors and Debtors-in-Possession under Title 11 of the
      United States Code.

 10.9 Common Securities Guarantee Agreement, dated as of December 1, 1997, among the Company and Federal-Mogul Financing Trust. (Incorporated by reference to Exhibit 10.35 to the
      Company's 1997 10-K.)


10.10 Fourth Amended and Restated Credit Agreement dated as of December 29, 2000 among the
      Company, certain foreign subsidiaries, certain banks and other financial institutions and The
      Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company's January 17, 2001 8-K.)

10.11 Amended and Restated Domestic Subsidiary Guarantee dated as of December 29, 2000 by certain subsidiaries of the Company in favor of The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.2 to the Company's January 17, 2001 8-K.)

10.12 Guarantee by F-M UK Holding Limited in favor of The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company's January 17,
      2001 8-K.)

10.13 Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and
      Wilmington Trust Company, as trustee. (Incorporated by reference to Exhibit 10.4 to the
      Company's January 17, 2001 8-K.)

10.14 Second Amended and Restated Trust Agreement dated as of December 29, 2000 among the
      Company, certain subsidiaries and First Union National Bank, as trustee. (Incorporated by reference to Exhibit 10.5 to the Company's January 17, 2001 8-K.)

10.15 Second Amended and Restated Trust Agreement dated as of December 29, 2000 among the
      Company, certain subsidiaries and ABN AMRO Trust Company (Jersey) Limited, as trustee,
      (Incorporated by reference to Exhibit 10.6 to the Company's January 17, 2001 8-K.)

10.16 Second Amended and Restated Domestic Pledge Agreement among the Company and certain subsidiaries in favor of First Union National Bank, as trustee. (Incorporated by reference to
      Exhibit 10.7 to the Company's January 17, 2001 8-K.)

10.17 Security Agreement dated as of December 29, 2000 by the Company and certain subsidiaries in favor of Wilmington Trust Company, as trustee. (Incorporated by reference to Exhibit 10.8 to the Company's January 17, 2001 8-K.)

10.18 Form of Mortgage or Deed of Trust prepared for execution by the Company or any applicable subsidiaries. (Incorporated by reference to Exhibit 10.9 to the Company's January17, 2001
      8-K.)

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

10.21 Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by SAFECO Insurance Company of America.
      (Incorporated by reference to Exhibit 10.12 to the Company's January 17, 2001 8-K.)

10.22 Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by National Fire Insurance Company of Hartford and
      Continental Casualty Company. (Incorporated by reference to Exhibit 10.13 to the Company's
      January 17, 2001 8-K.)

10.23 Federal-Mogul Supplemental Key Executive Pension Plan dated January 1, 1999.
      (Incorporated by reference to Exhibit 10.11 to the Company's 1999 10-K.)

10.24 Employment Agreement dated as of January 10, 2001 and amended as of January 31, 2001, between the Company and Frank Macher. (Incorporated by reference to Exhibit 10.24 to the
      Company's 2000 10-K.)

10.25 Change of Control Agreement dated January 10, 2001, between the Company and Frank
      Macher. (Incorporated by reference to Exhibit 10.25 to the Company's 2000 10-K.)


10.26 Employment Agreement dated as of January 10, 2001 and amended as of January 31, 2001, between the Company and Charles McClure. (Incorporated by reference to Exhibit 10.26 to the
      Company's 2000 10-K.)

10.27 Change of Control Agreement dated January 10, 2001, between the Company and Charles
      McClure. (Incorporated by reference to Exhibit 10.27 to the Company's 2000 10-K.)

  *21 Subsidiaries of the Registrant.

*23.1 Consent of Ernst & Young LLP.

  *24 Powers of Attorney.

-------------------
* Filed Herewith

   (b)  Reports on Form 8-K:

   On October 1, 2001, the Company filed a Current Report on Form 8-K to report that the Company and its United States subsidiaries voluntarily filed a petition for relief under Title 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware. In addition, certain of the Company's subsidiaries in the United Kingdom filed jointly under Title 11 and Administration under the United Kingdom Insolvency Act of 1986.

   (c) Separate financial statements of affiliates whose securities are pledged as collateral.

       1) Financial statements of Federal-Mogul Products, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2001 and 2000, and the related statements of operations and comprehensive income and cash flows for the three years ended December 31, 2001.

       2) Financial statements of Federal-Mogul Ignition Company and subsidiaries including consolidated balance sheets as of December 31, 2001 and 2000, and the related statements of operations and comprehensive income and cash flows for the three years ended December 31, 2001.

       3) Financial statements of Federal-Mogul Powertrain, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2001 and 2000, and the related statements of operations and comprehensive income and cash flows for the three years ended December 31, 2001.

       4) Financial statements of Federal-Mogul Piston Rings, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2001 and 2000, and the related statements of operations and comprehensive income and cash flows for the three years ended December 31, 2001.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Federal-Mogul Corporation

   We have audited the accompanying consolidated balance sheets of Federal-Mogul Products, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the respective Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Products, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   The accompanying consolidated financial statements have been prepared assuming that Federal-Mogul Products, Inc. and subsidiaries will continue as a going concern. As more fully described in the notes to he consolidated financial statements, on October 1, 2001, Federal-Mogul Corporation and its wholly owned United States subsidiaries, which includes Federal-Mogul Products, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, certain Federal-Mogul subsidiaries in the United Kingdom have filed jointly for Chapter 11 and Administration under the United Kingdom Insolvency Act of 1986. Uncertainties inherent in the bankruptcy process raise substantial doubt about Federal-Mogul Products, Inc.'s ability to continue as a going concern. Management's intentions with respect to these matters are also described in the notes. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Detroit, Michigan
February 8, 2002

                         FEDERAL-MOGUL PRODUCTS, INC.

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                             (Millions of Dollars)

                                                                                 Year Ended December 31
                                                                             -----------------------------
                                                                                         2000       1999
                                                                              2001    (Restated) (Restated)
                                                                             -------  ---------- ----------
Net Sales:
   Trade.................................................................... $ 574.2    $591.8     $658.2
   Affiliate................................................................     2.3      14.5         --
                                                                             -------    ------     ------
       Total net sales......................................................   576.5     606.3      658.2
Cost of products sold.......................................................   476.8     448.0      471.5
Selling, general and administrative expenses................................   118.6      95.4      111.3
Amortization of goodwill and other intangibles..............................    16.1      15.4       16.0
Restructuring charge........................................................      --      17.8         --
Adjustment of assets held for sale and other long-lived assets to fair value      --      30.8         --
Provision for bad debt from affiliate debtors...............................   319.0        --         --
Asbestos charge.............................................................      --       8.5         --
Other expense, net..........................................................     7.8       7.7       15.6
Interest expense............................................................    18.7      20.0       20.1
                                                                             -------    ------     ------
   Earnings (loss) before income taxes......................................  (380.5)    (37.3)      23.7
Income taxes expense (benefit)..............................................   (16.7)     (9.9)      12.1
                                                                             -------    ------     ------
       Net earnings (loss)..................................................  (363.8)    (27.4)      11.6
Components of Comprehensive Income (Loss):..................................
   Minimum pension liability, net of tax....................................      --        --       (4.2)
                                                                             -------    ------     ------
       Comprehensive Income (Loss).......................................... $(363.8)   $(27.4)    $  7.4
                                                                             =======    ======     ======


         See accompanying Notes to Consolidated Financial Statements.

                         FEDERAL-MOGUL PRODUCTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (Millions of Dollars)

                                                              December 31
                                                          -------------------
                                                                      2000
                                                            2001   (Restated)
                                                          -------- ----------
                       ASSETS
  Accounts receivable.................................... $   99.3  $     --
  Inventories............................................    139.8     140.5
  Other..................................................     12.5      16.1
                                                          --------  --------
         Total Current Assets............................    251.6     156.6
  Property, plant and equipment, net.....................    239.0     233.4
  Goodwill, net..........................................    377.8     390.6
  Other intangibles, net.................................    128.2     133.9
  Asbestos-related insurance recoverable.................    173.6     187.9
  Other noncurrent assets................................     25.9      26.9
                                                          --------  --------
         Total Assets.................................... $1,196.1  $1,129.3
                                                          ========  ========
        LIABILITIES AND NET PARENT INVESTMENT
  Accounts payable....................................... $   25.1  $   61.6
  Accrued liabilities....................................     42.5      48.4
                                                          --------  --------
         Total Current Liabilities.......................     67.6     110.0
  Long-term portion of asbestos liability................       --     252.7
  Liabilities subject to compromise......................    789.6        --
  Other long-term liabilities............................      2.4      47.0
  Net Parent Investment..................................    336.5     719.6
                                                          --------  --------
         Total Liabilities and Net Parent Investment..... $1,196.1  $1,129.3
                                                          ========  ========


         See accompanying Notes to Consolidated Financial Statements.

                         FEDERAL-MOGUL PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Millions of Dollars)

                                                                                     Year Ended December 31
                                                                                 -----------------------------
                                                                                             2000       1999
                                                                                  2001    (Restated) (Restated)
                                                                                 -------  ---------- ----------
Cash provided from (used by) operating activities:
   Net earnings (loss).......................................................... $(363.8)   $(27.4)    $ 11.6
Adjustments to reconcile net earnings (loss) to net cash provided from (used by)
  operating activities:
   Provision for bad debt from affiliate debtors................................   319.0        --         --
   Loss on sale of assets.......................................................    11.2        --         --
   Depreciation and amortization................................................    42.7      39.2       39.8
   Restructuring charge.........................................................      --      17.8         --
   Adjustment of assets held for sale and other long-lived assets to fair value.      --      30.8         --
   Asbestos charge..............................................................      --       8.5         --
   Changes in assets and liabilities:
     Inventories................................................................    (0.9)      0.4       45.3
     Accounts payable...........................................................    25.4      (1.9)     (43.8)
     Other assets and liabilities...............................................   (63.3)    (31.6)     (70.8)
                                                                                 -------    ------     ------
       Net cash provided from (used by) operating activities....................   (29.7)     35.8      (17.9)
Cash provided from (used by) investing activities:
   Proceeds from sale of assets.................................................     2.8        --         --
   Capital expenditures.........................................................   (37.6)    (34.0)     (34.1)
                                                                                 -------    ------     ------
       Net cash used by investing activities....................................   (34.8)    (34.0)     (34.1)
Cash provided from (used by) financing activities:
   Repayments of long-term debt.................................................      --        --       (0.8)
   Proceeds from issuance of long term debt.....................................              45.9
   Transfers from (to) parent...................................................    64.5     (47.7)      45.1
                                                                                 -------    ------     ------
       Net cash provided from (used by) financing activities....................    64.5      (1.8)      44.3
                                                                                 -------    ------     ------
Decrease in cash................................................................      --        --       (7.7)
       Cash at beginning of year................................................      --        --        7.7
                                                                                 -------    ------     ------
       Cash at end of year...................................................... $    --    $   --     $   --
                                                                                 =======    ======     ======

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

   Products operates with financial and operational staff on a decentralized basis. Federal-Mogul provides certain centralized services for employee benefits administration, cash management, risk management, legal services, public relations, domestic tax reporting and internal and external audit. Federal-Mogul bills Products for all such direct expenses incurred on its behalf. General expenses, excluding Chapter 11 and Administration related reorganization expenses, that are not directly attributable to the operations of Products have been allocated based on management's estimates, primarily driven by sales. Management believes that this allocation method is reasonable.

   The accompanying consolidated financial statements are presented as if Products had existed as an entity separate from its parent during the periods presented and include the assets, liabilities, revenues and expenses that are directly related to Products' operations.

   Products' separate debt and related interest expense have been included in the consolidated financial statements. Products is fully integrated into its parent's cash management system, as such, all cash requirements are provided by its parent and any excess cash generated by Products is transferred to its parent.

Voluntary Reorganization Under Chapter 11 and Administration

   On October 1, 2001 (the "Petition Date"), Federal-Mogul and all of its wholly owned United States subsidiaries filed voluntary petitions for reorganization (the "U.S. Restructuring") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Products was included in the U.S. restructuring. Also on October 1, 2001, certain of Federal-Mogul's United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the "U.K. Restructuring") under the United Kingdom Insolvency Act of 1986 (the "Act") in the High Court of Justice, Chancery division in London, England (the "High Court"). Federal-Mogul and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the "Debtors". The U.S. Restructuring and U.K. Restructuring are herein referred to as the "Restructuring Proceedings". The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company's non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above.

   The Restructuring Proceedings were undertaken to resolve Federal Mogul's asbestos-related litigation in a fair and equitable manner, to protect the long-term value of the Debtors' businesses and to maintain the Debtors' leadership positions in their markets.

Consequences of the Restructuring Proceedings:

   The U.S. Debtors, including Products, are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of an Administrator approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the U.S. Restructuring Proceedings, all pending litigation against the U.S. Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims

                         FEDERAL-MOGUL PRODUCTS, INC.

except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors' intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act. However, it is currently impossible to predict with any degree of certainty how a plan of reorganization or a scheme of arrangement will treat asbestos and other pre-petition claims and what impact the U.S. Restructuring and any plan of reorganization may have on the shares of Federal Mogul's common stock. The formulation and implementation of the plan of reorganization or scheme of arrangement could take a significant period of time.

   In the U.S., two creditors' committees, representing asbestos claimants and unsecured creditors have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. Federal-Mogul expects that the appointed committees, together with the now-appointed legal representative for the future asbestos claimants to be appointed by the Bankruptcy Court, will play important roles in the U.S. Restructuring Proceedings.

   As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization within 120 days following the Petition Date with the Bankruptcy Court. The Debtors have asked the Bankruptcy Court to extend the period of exclusivity to August 1, 2002, and the request was granted. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan of reorganization is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors. As provided by the Act, the Administrator will propose a scheme of arrangement with the High Court.

   Products is unable to predict at this time what the treatment of creditors and equity security holders of the respective Debtors will be under any proposed plan(s) of reorganization or schemes of arrangement. One alternative such plan(s) of reorganization may provide, among other things, that all present and future asbestos-related liabilities of the Debtors will be discharged and assumed and resolved by one or more independently administered trusts established in compliance with Section 524(g) of the Bankruptcy Code. Such plan(s) may also provide for the issuance of an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors alleging asbestos-related claims, which claims will be paid in whole or in part by one or more Section 524(g) trusts. Similar plans of reorganization have been confirmed in chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims against the reorganized company and channeling those claims to an independent trust.

   There are two possible types of U.K. schemes of arrangements. The first is under Section 425 of the Companies Act of 1985, which may involve a scheme for the reconstruction of the company. If a majority in number representing three-fourths in value of the creditors or members or any class of them agree to the compromise or arrangement it is binding if sanctioned by the High Court.
Section 425 may be invoked where there is an Administration order in force in relation to the company. The other possible type of scheme arises under section 1 of the Insolvency Act of 1986 in relation to Company Voluntary Arrangements ("CVA"). If a majority in value representing more than three-fourths of the creditors agrees to the compromise or arrangement set out in the CVA proposal, it will be approved.

   Products is unable to predict at this time what treatment will be accorded under any such plan(s) of reorganization to intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date.

                         FEDERAL-MOGUL PRODUCTS, INC.

These arrangements, transactions, and relationships may be challenged by various parties in the Chapter 11 Cases, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan(s) of reorganization.

   The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity shareholders may be substantially altered by any plan(s) of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors. Pre-petition creditors may receive under the proposed plan(s) less than 100% of the face value of their claims, and the interests of Federal-Mogul's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan(s) of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the pre-petition creditors of the Debtors or the interests of the Company's equity security holders.

Chapter 11 Financing:

   In connection with the Restructuring Proceedings, Federal-Mogul entered into a $675 million in debtor-in-possession ("DIP") credit facility to supplement liquidity and fund operations during the reorganization process. The DIP credit facility expires in October, 2003 and bears interest at either alternate base rate ("ABR") plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate plus 3.5 percentage points. The ABR is the greatest of either the bank's prime rate or the base CD rate plus 1 percentage point or the fed funds rate plus 1/2 percentage point. Products believes, based on information presently available, that cash provided from operations and the cash available from the DIP credit facility will provide sufficient liquidity to allow its businesses to operate without interruption in the foreseeable future.

   Products' inventories, accounts receivable, and property, plant and equipment have been pledged as collateral to the DIP credit facility.

Financial Statement Presentation:

   The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the U.S. Restructuring, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are highly uncertain. Given this uncertainty, there is substantial doubt about the ability of Products to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrator or the High Court or otherwise as permitted in the ordinary course of business, Products may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

   As reflected in the consolidated financial statements, "Liabilities Subject to Compromise" refers to Products' liabilities incurred prior to the Petition Date. The amounts of the various liabilities that are subject to

                         FEDERAL-MOGUL PRODUCTS, INC.

compromise are set forth below. These amounts represent Federal-Mogul's estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments. Future adjustments may result from (i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrator; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the U.S. Restructuring Proceedings.

   Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. No bar dates have been set for the filing of proofs of claim against the Debtors. Accordingly, the ultimate number and allowed amount of such claims are not presently known. The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims and certain other pre-petition claims.

   The appropriateness of using the going concern basis for its financial statements is dependent upon, among other things, (i) Federal-Mogul's ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases;
(ii) the ability of Federal-Mogul to maintain adequate cash on hand; (iii) the ability of Products and Federal-Mogul to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; and
(v) Federal-Mogul's ability to achieve profitability following such confirmation.

   Liabilities Subject to Compromise at December 31, 2001 are comprised of (in millions):

                Accounts payable........................ $ 61.9
                Accounts payable to affiliated companies  160.1
                Loans payable to affiliated companies...  316.7
                Environmental liabilities...............    0.5
                Interest payable to affiliated companies   25.3
                Asbestos liabilities....................  225.1
                                                         ------
                                                         $789.6
                                                         ======

Note 2:  Summary of Significant Accounting Policies

   Principles of Consolidation: The consolidated financial statements include the accounts of Products, and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

   Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method ("LIFO"). If inventories had been valued at current cost, amounts reported would have been increased by $4.9 million and $5.3 million as of December 31, 2001 and 2000, respectively. Inventories have also been reduced by an allowance for excess and obsolete inventories based on management's review of inventories compared to estimated future sales and usage.

                         FEDERAL-MOGUL PRODUCTS, INC.

   At December 31, inventories consisted of the following:

                                                 2001       2000
                                                ------     ------
                                              (Millions of Dollars)
              Finished products.............. $113.3      $ 94.1
              Work-in-process................   14.8        14.4
              Raw materials..................   32.2        32.0
                                                ------     ------
                                               160.3       140.5
              Reserve for inventory valuation  (20.5)         --
                                                ------     ------
                                              $139.8      $140.5
                                                ======     ======

   Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related assets using primarily the straight-line method. This method is applied to assets, which in general have the following lives: buildings--24 to 40 years and machinery and equipment--3 to 12 years. At December 31, property, plant and equipment consisted of the following:

                                                2001        2000
                                               ------      ------
                                              (Millions of Dollars)
               Property, plant and equipment:
                  Land and land improvements. $  6.6      $  6.6
                  Buildings..................   69.1        65.4
                  Machinery and equipment....  241.8       213.3
                                               ------      ------
                                               317.5       285.3
                  Accumulated depreciation...  (78.5)      (51.9)
                                               ------      ------
                                              $239.0      $233.4
                                               ======      ======

   Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are, in millions: 2002 - $4.4; 2003 - $1.6; 2004 - $0.2; 2005 - $0.1; 2006 - $0.1 and thereafter $0.2.

   Total rental expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was $7.4 million, $8.7 million and $9.8 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

   Goodwill and Other Intangible Assets: At December 31, goodwill and other intangible assets, which result principally from acquisitions, consisted of the following:

                                      Estimated
                                     Useful Life   2001        2000
                                     -----------  ------      ------
                                                 (Millions of Dollars)
           Goodwill.................  40 years   $412.1      $413.5
           Accumulated amortization.              (34.3)      (22.9)
                                                  ------      ------
                                                  377.8       390.6
           Trademarks...............  40 years     65.6        66.1
           Developed technology.....  24 years     67.2        67.2
           Assembled workforce......  15 years     12.5        12.5
                                                  ------      ------
                                                  145.3       145.8
           Accumulated amortization.              (17.1)      (11.9)
                                                  ------      ------
                                                  128.2       133.9
                                                  ------      ------
              Net Intangible Assets.             $506.0      $524.5
                                                  ======      ======

                         FEDERAL-MOGUL PRODUCTS, INC.

   Intangible assets are periodically reviewed for indicators of impairment. If indicators of impairment exist, an assessment of undiscounted future cash flows related to assets held for use or fair value for assets held for sale are evaluated accordingly. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The 2000 impairment charge related to property, plant and equipment. There were no impairment charges in 2001 or 1999.

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

   Research and Development Costs: Products expenses research and development costs as incurred. Research and development expense was approximately $5.9 million, $6.3 million, and $4.4 million for 2001, 2000 and 1999, respectively.

   Recoverable Customer Engineering and Tooling: Pre-production tooling and engineering costs that Products will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Products the non-cancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. Pre-production tooling and engineering costs that are owned by Products are capitalized as part of machinery and equipment.

   Shipping and Handling Costs: Products recognizes shipping and handling costs as a component of cost of products sold in the statement of operations.

   Net Parent Investment: The Net Parent Investment account reflects the balance of Products' historical earnings, inter-company amounts, income taxes accrued and deferred, post-employment liabilities, other transactions between Products and Federal-Mogul, foreign currency translations and equity pension adjustments. Products recorded a provision for bad debt from affiliate debtors of $319.0 million for pre-petition accounts receivable from related debtor entities outside of Products at the Petition Date. These receivables were previously recorded in Net Parent Investment.

   Currency Translation: Exchange adjustments related to international currency transactions are reflected in the consolidated statements of operations.

   Fair Value of Financial Instruments: The carrying amounts of certain financial instruments such as accounts receivable and accounts payable approximate their fair value.

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

                         FEDERAL-MOGUL PRODUCTS, INC.

   In 2002, Products will adopt SFAS No. 142, which will result in the discontinuance of amortization of goodwill and indefinite-lived intangible assets that were recorded in connection with previous business combinations. SFAS No. 142 will also require Products to perform impairment tests of goodwill and indefinite lived intangible assets on an annual basis (or more frequently if impairment indicators exist). During 2002, Products will complete the first of the required impairment tests of goodwill and indefinite lived intangible assets. Although Products has not completed its analysis of the effect of the initial impairment test under this statement, initial assessments indicate that adoption will require a substantial write-off of its $377.8 million of net goodwill recorded at December 31, 2001.

Note 3:  Change in Reporting Entity

   In 2001, Products changed the structure of their reporting entity from prior years to exclude financial results of three Canadian operating facilities. As such, the financial statements and the accompanying notes as of December 31, 2000 and the two years in the period then ended have been restated to reflect this change in reporting entity. The effect of the change in reporting entity resulted in a $ 0.4 million increase in net income for the year ended December 31, 2000 and a $5.1 million reduction in net income for the year ended December 31, 1999.

Note 4:  Acquisitions and Divestitures

   During August 2001, Products completed the divestiture of its Pontotoc, Mississippi, operation to Union Spring and Manufacturing Corporation. The leased plant and manufacturing operation will continue to supply coil springs and metal stampings to Products for sale to automotive aftermarket customers under a long-term supply agreement.

   In November 2000, certain assets and liabilities were transferred to Products from another Federal-Mogul subsidiary, for an aggregate cost of $45.9 million, which approximated book value, in exchange for a note payable to the subsidiary (see Note 7).

Note 5:  Restructuring Charges

   Cash payments made during 2001 were $3.5 million against previously established restructuring reserves. The restructuring reserve is included in accrued liabilities and totals $11.6 million as of December 31, 2001. Products expects to substantially complete this program in 2002.

   In 2000, Products recognized a $17.8 million restructuring charge related to severance and exit costs. Employee severance costs of $13.9 million and exit costs of $3.9 million resulted primarily from the planned reorganization of the America's friction business. Net employee reductions are expected to be approximately 400 comprised of 1,200 reductions associated with facility closings offset by 800 new hires in new or expanded facilities. As of December 31, 2001, Products has reduced their employee headcount by 341.

   Also in 2000, Products recorded a $30.8 million charge for long-lived assets held for sale to fair value primarily associated with the actions of the 2000 restructuring program. Included in this charge is the write down of assets to their fair value for the closure of certain facilities associated with the reorganization of the America's friction business.

                         FEDERAL-MOGUL PRODUCTS, INC.

Note 6:  Commitments and Contingencies

  Abex and Wagner Asbestos Litigation

Background:

   Two of Products' businesses formerly owned by Cooper Industries, Inc. known as Abex and Wagner are involved as defendants in numerous court actions in the U.S. alleging personal injury from exposure to asbestos or asbestos-containing products. These claims mainly involve friction products. As of the Petition Date, Abex and Wagner were defendants in approximately 68,000 and 37,000 pending claims, respectively.

   The liability of Products with respect to claims alleging exposure to Wagner products arises from the 1998 stock purchase from Cooper Industries of the corporate successor by merger to Wagner Electric Company; the purchased entity is now a wholly-owned subsidiary of Federal-Mogul and one of the Debtors in the Restructuring Proceedings. As a consequence, all claims against the debtors, including asbestos-related claims, have been stayed.

   The liability of Products with respect to claims alleging exposure to Abex products arises from a contractual liability entered into in 1994 by the predecessor to Products whose stock Federal-Mogul purchased in 1998. Pursuant to that contract, prior to the Restructuring Proceedings, Products was liable for certain indemnity and defense payments incurred on behalf of an entity known as Pneumo Abex Corporation, the successor in interest to Abex Corporation. Effective as of the Petition Date, Products has ceased making such payments and is currently considering whether to accept or reject the 1994 contractual liability.

   As mentioned above, as of the Petition Date, all pending asbestos litigation of Abex (as to Federal-Mogul only) and Wagner is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court.

Recorded Liability:

   In 2000, Products decreased its estimate of probable asbestos-related liability for Abex and Wagner claims by $127 million, which was accompanied by an approximately equivalent reduction in the insurance recoverable asset. The revised estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $225.1 million as of December 31, 2001) represented Products' estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. Products did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, Products made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

   As a result of the Restructuring Proceedings (see Note 1), all pending asbestos-related litigation is stayed as previously described for the T&N Companies.

   While Products believes that the liability recorded was appropriate for anticipated losses arising from asbestos-related claims related to Abex and Wagner through 2012, it is Products' view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos

                         FEDERAL-MOGUL PRODUCTS, INC.

claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the proceeding; the number of future claims that will be included in a plan of reorganization; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

   No assurance can be given that Products will not be subject to material additional liabilities and significant additional litigation relating to Abex and Wagner asbestos matters through 2012 or thereafter. In the event that such liabilities exceed the amounts recorded by the remaining insurance coverage, Products' results of operations and financial condition could be materially affected.

Insurance Recoverable:

   Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. Products may be liable for certain indemnity and defense payments with respect to Abex and has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that, barring unforeseen insolvencies of excess carriers or other adverse events should provide coverage for asbestos claims against Abex.

   Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. Products may be liable for asbestos claims against Wagner and has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner's solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner.

   The ultimate realization of insurance proceeds is directly related to the amount of related covered claims paid by Products. If the ultimate asbestos claims are higher than the recorded liability, Products expects the ultimate insurance recoverable to be higher than the recorded amount. If the ultimate asbestos claims are lower than the recorded liability, Products expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts due to the uncertainties created by the Restructuring Proceedings. Accordingly, this asset could change significantly based upon events that occur from the Restructuring Proceedings.

   Products believes that based on its review of the insurance policies, the financial viability of the insurance carriers, and advice from outside legal counsel, it is probable that Abex and Wagner will realize an insurance recoverable correlating with the respective liability.

  Environmental Liabilities

   At December 31, 2001 and 2000, Products had accruals of $3.7 million and $5.1 million, respectively, reserved for potential environmental liabilities, including $2.4 million and $3.9 million, respectively, classified as long-term liabilities, and $0.5 million included in liabilities subject to compromise at December 31, 2001. These accruals are based on Products' current estimate of the most likely amount of losses that it believes will be incurred.

   Products has accrued the estimated cost associated with environmental matters based upon current available information from site investigations and consultations.

                         FEDERAL-MOGUL PRODUCTS, INC.

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

Note 7:  Long-Term Debt and Other Financing Arrangements

   Products' cash and indebtedness is managed by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Products, is provided through this consolidated cash and debt management system. As a result, the amount of domestic cash or debt historically related to Products is not determinable.

   Products has inter-company loans with Federal-Mogul in the amount of $270.8 million, which is included in the liabilities subject to compromise at December 31, 2001 and in net parent investment balance at December 31, 2000. In 2001, 2000 and 1999, Federal-Mogul charged interest on the inter-company loans based on the stated rate of 7.0%. In accordance with SOP 90-7, Products has stopped recording interest expense on its intercompany debt effective October 1, 2001. Products' contractual interest not accrued or paid in 2001 for this note was $4.7 million.

   In November 2000, Products issued a note payable to another subsidiary of Federal-Mogul for the transfer of certain assets and liabilities (see Note 3), in the amount of $45.9 million. Interest on this note is calculated at the stated rate of 6.154%. This note is included in Products balance sheet under the caption liabilities subject to compromise at December 31, 2001 and in net parent investment balance at December 31, 2000. In accordance with SOP 90-7, Products has stopped recording interest expense on its intercompany debt effective October 1, 2001. Products contractual interest not accrued or paid for this note in 2001 was $0.7 million.

   Federal-Mogul has pledged 100% of Products' capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Products has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul's Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowing outstanding on such agreements aggregate $3,971.4 million as of December 31, 2001.

   Through September 30, 2001, Products participated in Federal-Mogul's accounts receivable securitization program. Federal-Mogul sold certain accounts receivable to Federal-Mogul Funding Corporation ("FMFC"), a special purpose wholly owned subsidiary of Federal-Mogul, which then sold such receivables, without recourse, to a financial conduit. The transfers of these receivables were charged to the Net Parent Investment. Amounts excluded from the consolidated balance sheets under these arrangements were $113.4 million at December 31, 2000.

   On October 1, 2001, FMFC notified BankOne and Wachovia Bank that an Amortization Event, as defined in the accounts receivable securitization agreement, had occurred effective with the U.S. Restructurings. As a result, transfers of receivables to the trust ceased.

   At December 31, 2001, there was no such accounts receivable securitization program.

                         FEDERAL-MOGUL PRODUCTS, INC.

Note 8:  Net Parent Investment

   Changes in net parent investment were as follows:

                                                                         (Millions of Dollars)
Balance at January 1, 1999..............................................        $ 810.5
   Comprehensive income.................................................            7.4
   Intercompany transactions, net.......................................          (23.2)
                                                                                -------
Balance at December 31, 1999............................................          794.7
   Comprehensive loss...................................................          (27.4)
   Intercompany transactions, net.......................................          (47.7)
                                                                                -------
Balance at December 31, 2000............................................          719.6
   Reclassification of intercompany accounts and loans payable at the
     Petition Date to Liabilities subject to compromise.................         (502.1)
   Reclassification of receivables from affiliates at the Petition Date.          319.0
   Transfer accounts receivable from Federal-Mogul to Products..........           99.3
                                                                                -------
                                                                                  635.8
   Comprehensive loss...................................................         (363.8)
   Intercompany transactions, net.......................................           64.5
                                                                                -------
Balance at December 31, 2001............................................        $ 336.5
                                                                                =======

Note 9:  Income Taxes

   Products files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

                                                    2001    2000   1999
                                                   ------  ------  -----
                                                   (Millions of Dollars)
       Components of income tax expense (benefit):
          Current................................. $   --  $(13.3) $15.6
          Deferred................................  (16.7)    3.4   (3.5)
                                                   ------  ------  -----
          Income tax expense (benefit)............ $(16.7) $ (9.9) $12.1
                                                   ======  ======  =====

   A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

                                                 2001 2000
                                                 ---- ----
                     U.S. Federal statutory rate  35%  35%
                     State and local taxes......   2    1
                     Nondeductible goodwill.....  (2)  (7)
                     Valuation allowance........ (31)  --
                                                 ---   --
                     Effective tax rate.........   4%  29%
                                                 ===   ==

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes.

                         FEDERAL-MOGUL PRODUCTS, INC.

Significant components of Products' net deferred tax asset are non-deductible accruals and amortization and depreciation timing differences.

                                                       2001        2000
                                                     -------      ------
                                                    (Millions of Dollars)
        Current deferred tax assets................ $  47.0      $ 50.3
        Long-term deferred tax assets (liabilities)    71.0       (67.0)
                                                     -------      ------
        Total deferred tax assets (liabilities)....   118.0       (16.7)
        Valuation allowance........................  (118.0)         --
                                                     -------      ------
        Net deferred tax liabilities............... $    --      $(16.7)
                                                     =======      ======

   As Products files a consolidated tax return with Federal-Mogul, the net deferred tax liability at December 31, 2000 is a component of the Net Parent Investment.

Note 10:  Pension Plans

   Products is included in the Federal-Mogul Corporation Pension Plan. As such, the related pension liability is recorded in Net Parent Investment at December 31, 2001 and 2000.

   The pension charge allocated to Products was approximately $2.1 million and $0.7 million for 2001 and 2000, respectively. For the year ended December 31, 1999, the credit to Products from Federal-Mogul was approximately $1.0 million.

   The aggregated projected benefit obligation of $801.8 million and $716.1 million at December 31, 2001 and 2000, respectively, was based upon a discount rate of 7.5% and 8.0%, respectively. The fair value of the plan's assets were $686.1 million and $852.5 million at December 31, 2001 and 2000, respectively. Contributions for 2001 and 2000 were $0.5 million and $6.8 million, respectively.

Note 11:  Postretirement Benefits Other Than Pensions

   As part of Cooper and subsequently Federal-Mogul, benefits provided to employees of Products under various postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescription drugs and life insurance, with medical care accounting for approximately 94% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $2.3 million, $1.8 million and $2.5 million for 2001, 2000 and 1999, respectively. The unfunded projected benefit obligation of these plans aggregated approximately $34.8 million at December 31, 2001 based upon a discount rate of 7.5%.

Note 12:  Concentrations of Credit Risk and Other

   Products grants credit to their customers, which are primarily in the automotive industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising Products' customer base. Products performs periodic credit evaluations of their customers and generally does not require collateral.

   Products operates in a single business segment. Products manufactures and distributes brake friction materials and other products for use by the automotive aftermarket and in automobile assemblies. In addition, Products manufactures and distributes suspension, steering drive-line and brake system components and material for the automotive aftermarket. No single customer accounted for 10% or more of revenues in 2001, 2000 or 1999. All revenues and assets of Products reside in the United States.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Federal-Mogul Corporation

   We have audited the accompanying consolidated balance sheets of Federal-Mogul Ignition Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the respective Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Ignition Company and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   The accompanying consolidated financial statements have been prepared assuming that Federal-Mogul Ignition Company and subsidiaries will continue as a going concern. As more fully described in the notes to the consolidated financial statements, on October 1, 2001, Federal-Mogul Corporation and its wholly owned United States subsidiaries, which includes Federal-Mogul Ignition Company, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, certain of Federal-Mogul Corporation's subsidiaries in the United Kingdom have filed jointly for Chapter 11 and Administration under the United Kingdom Insolvency Act of 1986. Uncertainties inherent in the bankruptcy process raise substantial doubt about Federal-Mogul Ignition Company's ability to continue as a going concern. Management's intentions with respect to these matters are also described in the notes. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Detroit, Michigan
February 8, 2002

                        FEDERAL-MOGUL IGNITION COMPANY

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                             (Millions of Dollars)

                                                                                      Year Ended December 31
                                                                                  -----------------------------
                                                                                   2001       2000       1999
                                                                                  -------  ---------- ----------
                                                                                           (Restated) (Restated)
Net sales:
   Trade......................................................................... $ 867.8   $  960.0   $1,034.6
   Affiliate.....................................................................   121.7      120.8       95.1
                                                                                  -------   --------   --------
       Total net sales...........................................................   989.5    1,080.8    1,129.7
Cost of products sold............................................................   772.3      802.5      802.4
Selling, general and administrative expenses.....................................   159.0      156.5      125.7
Amortization of goodwill and other intangible assets.............................    14.6       19.0       18.4
Provision for bad debt from affiliate debtors....................................   306.4         --         --
International currency (gains) losses............................................     2.0       (1.0)       3.1
Restructuring charge.............................................................     3.7       10.2         --
Adjustment of assets held for sale fair value and other long-lived assets to fair
  value..........................................................................   289.1        4.7         --
Interest expense, net............................................................    23.7       32.9       34.3
Gain on sale of business.........................................................   (35.6)        --         --
Other expense, net...............................................................     9.1       23.9       31.6
                                                                                  -------   --------   --------
   Earnings (loss) before income taxes...........................................  (554.8)      32.1      114.2
Income taxes expense (benefit)...................................................    (3.2)      11.2       40.8
                                                                                  -------   --------   --------
       Net earnings (loss).......................................................  (551.6)      20.9       73.4
Components of comprehensive income (loss):.......................................
   Minimum pension liability, net of tax.........................................      --         --       (4.1)
   Translation adjustments.......................................................    (6.1)       9.5       18.0
                                                                                  -------   --------   --------
       Comprehensive income (loss)............................................... $(557.7)  $   30.4   $   87.3
                                                                                  =======   ========   ========


          See accompanying Notes to Consolidated Financial Statements

                        FEDERAL-MOGUL IGNITION COMPANY

                          CONSOLIDATED BALANCE SHEETS

                             (Millions of Dollars)

                                                              December 31
                                                           -----------------
                                                            2001      2000
                         ASSETS                            ------  ----------
                                                                   (Restated)
   Cash and cash equivalents.............................. $ 32.6   $   50.5
   Accounts receivable....................................  101.9       54.6
   Inventories............................................  158.0      160.3
   Supplies inventories...................................   19.9       21.2
   Other..................................................   19.7       22.2
                                                           ------   --------
          Total Current Assets............................  332.1      308.8
   Property, plant and equipment, net.....................  267.6      348.9
   Goodwill, net..........................................  135.5      336.4
   Other intangible assets, net...........................  153.2      247.4
   Other noncurrent assets................................   11.1        5.9
                                                           ------   --------
          Total Assets.................................... $899.5   $1,247.4
                                                           ======   ========
         LIABILITIES AND NET PARENT INVESTMENT
   Accounts payable....................................... $ 40.2   $   69.3
   Accrued compensation...................................   20.0       20.3
   Restructuring and rationalization reserves.............    3.2        8.8
   Accrued rebates and customer incentives................    6.9        8.4
   Other accrued liabilities..............................   21.9       27.3
                                                           ------   --------
          Total Current Liabilities.......................   92.2      134.1
   Other long-term liabilities............................   12.4       28.9
   Liabilities subject to compromise......................  796.3         --
   Minority interest in consolidated subsidiaries.........   70.7       78.3
   Net Parent Investment..................................
      Accumulated other comprehensive loss................  (43.9)     (50.0)
      Intercompany transactions...........................  (28.2)   1,056.1
                                                           ------   --------
          Net Parent Investment...........................  (72.1)   1,006.1
                                                           ------   --------
          Total Liabilities and Net Parent Investment..... $899.5   $1,247.4
                                                           ======   ========

         See accompanying Notes to Consolidated Financial Statements.

                        FEDERAL-MOGUL IGNITION COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Millions of Dollars)

                                                                                     Year Ended December 31
                                                                                 -----------------------------
                                                                                  2001       2000       1999
                                                                                 -------  ---------- ----------
                                                                                          (Restated) (Restated)
Cash Provided From (Used by) Operating Activities:
   Net earnings (loss).......................................................... $(551.6)   $ 20.9     $ 73.4
Adjustments to reconcile net earnings (loss) to net cash provided from (used by)
  operating activities:
   Depreciation and amortization................................................    49.6      56.0       50.6
   Restructuring charge.........................................................     3.7      10.2         --
   Adjustment of assets held for sale to fair value.............................   289.1       4.7         --
   Provision for bad debt from affiliate debtors................................   306.4        --         --
   Gain on sale of businesses, net..............................................   (35.6)       --         --
   Changes in assets and liabilities
       Accounts receivable......................................................    (4.3)      6.4       23.6
       Inventories..............................................................   (14.8)     (1.5)      12.8
       Accounts payable.........................................................     8.0     (15.1)      11.4
       Other assets and liabilities.............................................   (42.0)     47.4      (39.6)
                                                                                 -------    ------     ------
          Net Cash Provided From Operating Activities...........................     8.5     129.0      132.2
Cash Provided From (Used by) Investing Activities:
   Business acquisition, net of cash acquired...................................      --        --       (1.9)
   Expenditures for property, plant and equipment and other long term assets....   (73.9)    (57.0)     (30.1)
   Proceeds from sale of business...............................................   164.8        --         --
                                                                                 -------    ------     ------
          Net Cash Provided From (Used By) Investing Activities.................    90.9     (57.0)     (32.0)
Cash Provided From (Used By) Financing Activities:
   Transfers to parent..........................................................  (117.3)    (54.4)     (73.2)
                                                                                 -------    ------     ------
          Net Cash Used By Financing Activities.................................  (117.3)    (54.4)     (73.2)
                                                                                 -------    ------     ------
Increase (Decrease) in Cash and Equivalents.....................................   (17.9)     17.6       27.0
          Cash and equivalents at beginning of year.............................    50.5      32.9        5.9
                                                                                 -------    ------     ------
          Cash and equivalents at end of year................................... $  32.6    $ 50.5     $ 32.9
                                                                                 =======    ======     ======

         See accompanying Notes to Consolidated Financial Statements.

                        FEDERAL-MOGUL IGNITION COMPANY

Note 1:  Basis of Presentation

   The accompanying financial statements reflect the consolidated assets, liabilities and operations of Federal-Mogul Ignition Company and its subsidiaries ("Ignition"). Ignition is a wholly-owned subsidiary of Federal-Mogul Corporation ("Federal-Mogul").

   Ignition operates with financial and operations staff on a decentralized basis. Federal-Mogul provides certain centralized services for employee benefits administration, cash management, risk management, legal services, public relations, domestic tax reporting and internal and external audit. Federal-Mogul bills Ignition for all such direct expenses incurred on its behalf. General expenses, excluding Chapter 11 and Administration related reorganization expenses, that are not directly attributable to the operations of Ignition have been allocated based on management's estimates, primarily driven by sales. Management believes that this allocation method is reasonable.

   The accompanying consolidated financial statements are presented as if Ignition had existed as an entity separate from its parent during the periods presented and includes the assets, liabilities, revenues and expenses that are directly related to Ignition's operations.

   Ignition's separate debt and related interest expense have been included in the consolidated financial statements. Ignition is fully integrated into its parent's cash management system, as such, all of their domestic cash requirements are provided by its parent and any excess cash generated by Ignition is transferred to the parent.

Voluntary Reorganization Under Chapter 11 and Administration

   On October 1, 2001 (the "Petition Date"), Federal-Mogul and all of its wholly owned United States subsidiaries filed voluntary petitions for reorganization (the "U.S. Restructuring") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Ignition was included in the U.S. Restructuring. Also on October 1, 2001, certain of Federal-Mogul's United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the "U.K. Restructuring") under the United Kingdom Insolvency Act of 1986 (the "Act") in the High Court of Justice, Chancery division in London, England (the "High Court"). Federal-Mogul and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the "Debtors". The U.S. Restructuring and U.K. Restructuring are herein referred to as the "Restructuring Proceedings". The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of Federal-Mogul non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above.

   The Restructuring Proceedings were undertaken to resolve Federal Mogul's asbestos-related litigation in a fair and equitable manner, to protect the long-term value of the Debtors' businesses and to maintain the Debtors' leadership positions in their markets.

Consequences of the Restructuring Proceedings:

   The U.S. Debtors, including Ignition, are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The
U.K. Debtors are continuing to manage their operations under the supervision of an Administrator approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the U.S. Restructuring Proceedings, all pending litigation against the U.S. Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors' intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act. However, it is currently

                        FEDERAL-MOGUL IGNITION COMPANY
impossible to predict with any degree of certainty how a plan of reorganization or a scheme of arrangement will treat asbestos and other pre-petition claims and what impact the U.S. Restructuring and any plan of reorganization may have on the shares of Federal Mogul's common stock. The formulation and implementation of the plan of reorganization or scheme of arrangement could take a significant period of time.

   In the U.S., two creditors' committees, representing asbestos claimants and unsecured creditors, have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. Federal-Mogul expects that the appointed committees, together with the now-appointed legal representative for the future asbestos claimants to be appointed by the Bankruptcy Court, will play important roles in the U.S. Restructuring Proceedings.

   As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization within 120 days following the Petition Date with the Bankruptcy Court. The Debtors have asked the Bankruptcy Court to extend the period of exclusivity to August 1, 2002, and the request was granted. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan of reorganization is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors. As provided by the Act, the Administrator will propose a scheme of arrangement with the High Court.

   Ignition is unable to predict at this time what the treatment of creditors and equity security holders of the respective Debtors will be under any proposed plan(s) of reorganization or schemes of arrangement. One alternative such plan(s) of reorganization may provide, among other things, that all present and future asbestos-related liabilities of the Debtors will be discharged and assumed and resolved by one or more independently administered trusts established in compliance with Section 524(g) of the Bankruptcy Code. Such plan(s) may also provide for the issuance of an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors alleging asbestos-related claims, which claims will be paid in whole or in part by one or more Section 524(g) trusts. Similar plans of reorganization have been confirmed in chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims against the reorganized company and channeling those claims to an independent trust.

   There are two possible types of U.K. schemes of arrangements. The first is under Section 425 of the Companies Act of 1985, which may involve a scheme for the reconstruction of the company. If a majority in number representing three-fourths in value of the creditors or members or any class of them agree to the compromise or arrangement it is binding if sanctioned by the High Court.
Section 425 may be invoked where there is an Administration order in force in relation to the company. The other possible type of scheme arises under section 1 of the Insolvency Act of 1986 in relation to Company Voluntary Arrangements ("CVA"). If a majority in value representing more than three-fourths of the creditors agrees to the compromise or arrangement set out in the CVA proposal, it will be approved.

   Ignition is unable to predict at this time what treatment will be accorded under any such plan(s) of reorganization to intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. These arrangements, transactions, and relationships may be challenged by various parties in the Chapter 11 Cases, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan(s) of reorganization.

                        FEDERAL-MOGUL IGNITION COMPANY

   The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre petition creditors and equity shareholders may be substantially altered by any plan(s) of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors. Pre-petition creditors may receive under the proposed plan(s) less than 100% of the face value of their claims, and the interests of Federal-Mogul's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan(s) of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the pre-petition creditors of the Debtors or the interests of Federal-Mogul's equity security holders.

Chapter 11 Financing:

   In connection with the Restructuring Proceedings, Federal-Mogul entered into court approved commitment for up to $675 million in debtor-in-possession ("DIP") credit facility to supplement liquidity and fund operations during the reorganization process. The DIP credit facility expires in October, 2003 and bears interest at either alternate base rate ("ABR") plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate plus 3.5 percentage points. The ABR is the greatest of either the bank's prime rate or the base CD rate plus 1 percentage point or the fed funds rate plus 1/2 percentage point. Ignition believes, based on information presently available, that cash provided from operations and the cash available from the DIP credit facility will provide sufficient liquidity to allow its businesses to operate without interruption in the foreseeable future.

   Ignitions domestic inventories, accounts receivables and property, plant and equipment have been pledged as collateral to the DIP credit facility.

Financial Statement Presentation:

   The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the U.S. Restructuring, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are highly uncertain. Given this uncertainty, there is substantial doubt about the ability of Ignition to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrator or the High Court or otherwise as permitted in the ordinary course of business, Ignition may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

   As reflected in the consolidated financial statements, "Liabilities Subject to Compromise" refers to entities of Ignition's liabilities incurred prior to the Petition Date. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments. Future adjustments may result from (i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrator; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the U.S. Restructuring.

                        FEDERAL-MOGUL IGNITION COMPANY

   Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. No bar dates have been set for the filing of proofs of claim against the Debtors. Accordingly, the ultimate number and allowed amount of such claims are not presently known. The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims and certain other pre-petition claims.

   The appropriateness of using the going concern basis for its financial statements is dependent upon, among other things, (i) Federal-Mogul's ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases;
(ii) the ability of Federal-Mogul to maintain adequate cash on hand; (iii) the ability of Ignition and Federal-Mogul to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; and (v) Federal-Mogul's ability to achieve profitability following such confirmation.

   Liabilities Subject to Compromise at December 31, 2001 are comprised of (in millions):

                Loans payable to affiliated companies... $602.2
                Accounts payable to affiliated companies  156.5
                Accounts payable........................   34.6
                Environmental liabilities...............    3.0
                                                         ------
                       Total............................ $796.3
                                                         ======

Debtors' Financial Statements

   The condensed financial statements of the Ignition entities included in the U.S. Restructuring are presented as follows:
                        Federal-Mogul Ignition Company
                       Debtors' Statement of Operations
                         Year Ended December 31, 2001
                             (Millions of Dollars)

Net sales
   Trade....................................................................... $    607.8
   Affiliate...................................................................       47.0
                                                                                ----------
       Total net sales.........................................................      654.8
Cost of products sold..........................................................      528.9
Selling, general and administrative expenses...................................      120.0
Amortization of goodwill and other intangible assets...........................       12.9
Provision for bad debts from affiliate debtors.................................      244.3
Restructuring charges..........................................................        1.9
Adjustment of assets held for sale and other long-lived assets to fair value...      207.6
Interest expense...............................................................       28.7
Gain on sale of businesses, net................................................      (35.6)
Other expense, net.............................................................        9.9
                                                                                ----------
       Loss before income taxes and equity loss of Non-Debtor subsidiaries.....     (463.8)
Income tax benefit.............................................................       (3.8)
                                                                                ----------
       Loss before equity loss of Non-Debtor subsidiaries......................      460.0
Equity loss of Non-Debtor subsidiaries.........................................      (91.6)
                                                                                ----------
       Net loss................................................................ $   (551.6)
                                                                                ==========

                        FEDERAL-MOGUL IGNITION COMPANY

                        Federal-Mogul Ignition Company
                            Debtors' Balance Sheet
                               December 31, 2001
                             (Millions of Dollars)

                             ASSETS

       Accounts receivable.................................... $     46.2
       Accounts receivable--Non-Debtor affiliates.............       11.2
       Inventories............................................      119.1
       Other current assets...................................        9.7
                                                               ----------
              Total Current Assets............................      186.2
       Property, plant and equipment, net.....................      134.0
       Goodwill, net..........................................      115.4
       Other intangible assets, net...........................      152.1
       Investment in Non-Debtor subsidiaries..................      250.6
       Loan receivable--Non-Debtor affiliates.................       15.7
       Loan payable--Non-Debtor affiliates....................        1.5
       Other noncurrent assets................................        5.3
                                                               ----------
              Total Assets.................................... $    859.3
                                                               ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY

       Accounts payable and accrued compensation.............. $     12.2
       Accounts payable--Non-Debtors..........................       17.2
       Other accrued liabilities..............................       15.6
                                                               ----------
              Total Current Liabilities.......................       45.0
       Other accrued liabilities..............................        1.3
       Liabilities subject to compromise......................      796.3
       Net Parent Investment..................................       15.2
                                                               ----------
              Total Liabilities and Net Parent Investment..... $    859.3
                                                               ==========

                        FEDERAL-MOGUL IGNITION COMPANY

                        Federal-Mogul Ignition Company
                       Debtors' Statement of Cash Flows
                         Year Ended December 31, 2001
                             (Millions of Dollars)

Cash Provided From (Used By) Operating Activities:
   Net loss....................................................................... $ (551.6)
   Adjustments to reconcile net loss to net cash provided from (used by)
     operating activities:
       Depreciation and amortization..............................................     33.5
       Provision for bad debt from affiliate debtors..............................    244.3
       Restructuring charges......................................................      1.9
       Gain on sale of businesses, net............................................    (35.6)
       Adjustment of assets held for sale and other long-lived assets to fair
         value....................................................................    207.6
       Equity loss of Non-Debtor subsidiaries.....................................     91.6
       Changes in working capital.................................................    (16.6)
       Payments against restructuring and rationalization reserves................     (7.1)
                                                                                   --------
          Net Cash Provided Used By Operating Activities..........................    (32.0)
Cash Provided From (Used By) Investing Activities:
   Expenditures for property, plant and equipment and other long-term assets......    (15.5)
   Proceeds from sales of businesses..............................................    164.8
                                                                                   --------
          Net Cash Provided From Investing Activities.............................    149.3
Cash Provided From (Used By) Financing Activities:
   Transfers to parent............................................................   (117.3)
                                                                                   --------
          Net Cash Used By Financing Activities...................................   (117.3)
          Change in cash and equivalents..........................................       --
          Cash and equivalents at beginning of year...............................       --
                                                                                   --------
          Cash and equivalents at end of year..................................... $     --
                                                                                   ========

Note 2: Accounting Policies

   Principles of Consolidation: The consolidated financial statements include the accounts of Ignition, and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

   Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

                        FEDERAL-MOGUL IGNITION COMPANY

   Inventories: Inventories are carried at cost or, if lower, net realizable value. Cost is determined using the last-in, first-out ("LIFO") method for approximately 70% and 72% of the inventory at December 31, 2001 and 2000, respectively. The remaining inventories are recorded using the first-in, first-out method. If inventories had been valued at current cost amounts reported would have increased by $6.6 million at December 31, 2001. LIFO approximated cost at December 31, 2000. Inventories have also been reduced by an allowance for excess and obsolete inventories based on management's review of inventories compared to estimated future sales and usage. At December 31, inventories consisted of the following:

                                                2001        2000
                                               ------      ------
                                              (Millions of Dollars)
              Raw materials.................. $ 38.1      $ 38.6
              Work-in-process................   39.3        41.6
              Finished goods.................   87.0        81.9
                                               ------      ------
                                               164.4       162.1
              Reserve for inventory valuation   (6.4)       (1.8)
                                               ------      ------
                                              $158.0      $160.3
                                               ======      ======

   Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related assets using primarily the straight-line method. This method is applied to assets, which in general have the following lives: buildings--24 to 40 years; and machinery and equipment--3 to 12 years. At December 31, property, plant and equipment consisted of the following:

                                                 2001        2000
                                               -------      ------
                                              (Millions of Dollars)
               Property, plant and equipment:
                  Land and land improvements. $   5.4      $  3.4
                  Buildings..................    60.9        73.8
                  Machinery and equipment....   317.1       367.2
                                               -------      ------
                                                383.4       444.4
                  Accumulated depreciation...  (115.8)      (95.5)
                                               -------      ------
                                              $ 267.6      $348.9
                                               =======      ======

   Total rental expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was $8.8 million, $7.6 million and $8.6 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

   Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are, in millions: 2002- $3.9; 2003- $3.3; 2004- $3.1; 2005- $2.2; 2006- $0.9 and thereafter $0.1.

                        FEDERAL-MOGUL IGNITION COMPANY

   Goodwill and Other Intangible Assets: At December 31, goodwill and other intangible assets, which result principally from acquisitions, consisted of the following:

                                      Estimated
                                     Useful Life    2001        2000
                                     -----------   ------      ------
                                                  (Millions of Dollars)
           Goodwill.................   40 years   $154.4      $355.8
           Accumulated amortization.               (18.9)      (19.4)
                                                   ------      ------
                                                   135.5       336.4
           Trademarks...............   40 years    120.2       188.5
           Developed technology.....   24 years     44.3        69.4
           Assembled workforce......   15 years      6.2         9.6
                                                   ------      ------
                                                   170.7       267.5
           Accumulated amortization.               (17.5)      (20.1)
                                                   ------      ------
                                                   153.2       247.4
                                                   ------      ------
           Net Intangible Assets....              $288.7      $583.8
                                                   ======      ======

   Intangible assets are periodically reviewed for impairment indicators. If impairment indicators exist, an assessment of undiscounted future cash flows related to assets held for use or fair value for assets held for sale are evaluated accordingly. Ignition concluded that the impairment charges recorded in 2001 were in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" and appropriate in the circumstances. There were no impairment charges during 2000 or 1999. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

   Net Parent Investment: The Net Parent Investment account reflects the balance of Ignition's historical earnings, intercompany amounts, income taxes accrued and deferred, postemployment liabilities, other transactions between Ignition and Federal-Mogul, foreign currency translations and equity pension adjustments. Ignition recorded a provision for bad debt from affiliated debtors of $306.4 million for pre-petition intercompany accounts receivable from related debtors outside of Ignition at the Petition Date. These receivables were previously recorded in Net Parent Investment.

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

                        FEDERAL-MOGUL IGNITION COMPANY

   Currency Translation: Exchange adjustments related to international currency transactions and translation adjustments for subsidiaries whose functional currency is the United States dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of operations. Translation adjustments of foreign subsidiaries for which the United States dollar is not the functional currency are reflected in the consolidated financial statements as a component of accumulated other comprehensive loss.

   Adjustments of Assets Held for Sale and Other Long-Lived Assets to Fair
Value: Concurrent with Ignition's on-going planning process, Ignition performed an impairment assessment of its long-lived assets in accordance with SFAS No. 121 during the third quarter of 2001. Ignition's impending U.S. Restructuring and recent operating losses were indicators of impairment as provided by SFAS No. 121. Ignition determined that the undiscounted cash flows of certain of its operating units, were less than the carrying value of the long-lived assets of those operating units. Accordingly, Ignition adjusted the carrying value of those assets to their fair value resulting in an impairment charge of $289.1 million. The fair value was determined by anticipated future cash flows discounted at a rate commensurate with the risk involved.

   Effect of Accounting Pronouncements: On July 20, 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.Ignition has not made acquisitions since such time. Under SFAS No. 142 goodwill and indefinite lived assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

   In 2002, Ignition will adopt SFAS No. 142, which will result in the discontinuance of amortization of goodwill and indefinite-lived intangible assets that were recorded in connection with previous business combinations. SFAS 142 will also require Ignition to perform impairment tests of goodwill and indefinite-lived intangible assets on an annual basis (or more frequently if impairment indicators exist). During 2002, Ignition will complete the first of the required impairment tests of goodwill and indefinite-lived intangible assets. Ignition has not completed its analysis of the initial impairment test under this statement but Ignition does not believe that the effect of adoption will have a material impact on the consolidated financial statements.

                        FEDERAL-MOGUL IGNITION COMPANY

Note 3:  Change in Reporting Entity

   In 2001, Ignition changed the structure of its reporting entity from the prior year to exclude financial results of foreign operations in South Africa, the United Kingdom, Brazil, Venezuela, Australia, India, and China and include financial results of foreign operations in Mexico and Japan. As such, the financial statements and the accompanying notes as of December 31, 2000 and the two years in the period then ended have been restated to reflect this change in reporting entity. The effect of the change in reporting entity resulted in a $23.2 million increase to net income for the year ended December 31, 2000 and a $29.5 million increase in net income for the year ended December 31, 1999.

Note 4:  Acquisitions

   Ignition completed one acquisition in 1999, which had an aggregate cost of $1.9 million, with $1.3 million of goodwill recorded. The acquisition has been accounted for as a purchase and the results of the acquisitions are included in the consolidated statements of operations since the respective acquisition dates.

Note 5:  Sales of Businesses

   During 2001, Ignition completed divestures of non-core business including:

    . In May 2001, the divestiture of it Champion aviation ignition products division ("Aviation") to TransDigm Inc. Aviation provides products for all major commercial, military and general aircraft applications.

    . In August 2001, the divestiture of the aftermarket operations of Blazer Lighting Products ("Blazer") to Clean-Rite Produts LLC, an automotive aftermarket supplier. Blazer manufactures exterior vehicle lighting products.

   In aggregate, these businesses had 2000 net sales of $90.1 million and 454 employees. Ignition received aggregated proceeds of $164.8 million. Ignition recorded an after tax gain of $35.6 million on these divestures.

Note 6:  Restructuring and Impairment

   During 2001, Ignition recorded $3.7 million of restructuring charges primarily related to severance costs resulting from the salaried employee reductions in North America and Europe. Cash payments made during 2001 were $9.0 million.

   In 2000, Ignition recognized a $10.2 million restructuring charge related to severance and exit costs. Severance costs of $4.7 million and exit costs of $5.5 million resulted from the planned closure of Australian and Taiwanese sales, administrative, and distribution facilities; consolidation of an administrative facility at Ignition's Ohio facility; consolidation of Ignition's Americas wiper and lighting businesses; and various other programs in Europe.

   Also in 2000, Ignition recorded a $4.7 million charge for long-lived assets held for sale to fair value primarily associated with the planned closure of Australian and Taiwanese sales, administrative, and distribution facilities; and consolidation of an administrative facility at Ignition's Ohio facility.

Note 7:  Commitments and Contingencies

   At December 31, 2001 and 2000, Ignition had accruals of $5.7 million and $11.8 million, respectively, reserved for potential environmental liabilities, including $1.2 million and $5.4 million, respectively, classified as long-term liabilities and $3.0 million classified as Liabilities subject to compromise at December 31, 2001. These accruals are based on Ignition's current estimate of the most likely amount of losses that it believes will be incurred. Ignition has accrued the estimated cost associated with environmetal matters based upon current available information from site investigators and consultants.

                        FEDERAL-MOGUL IGNITION COMPANY

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

Note 8:  Long-Term Debt and Other Financing Arrangements

   Ignition's cash and indebtedness is managed by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Ignition's, is provided through this consolidated cash and debt management system. As a result, the amount of domestic cash or debt historically related to Ignition is not determinable.

   Ignition has an intercompany loan with Federal-Mogul in the amount of $508 million, which is included in the net parent investment balance at December 31, 2001 and 2000. In 2001, 2000 and 1999, Federal-Mogul charged interest on the intercompany loans based on the stated rate of 6.8%. In accordance with SOP 90-7, Ignition stopped recording interest expense on its outstanding notes effective October 1, 2001. As a result, Ignition was relieved of approximately $8.1 million of interest expense.

   Federal-Mogul has pledged 100% of Ignition's capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Ignition has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul's Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal- Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowings under such agreements aggregated $3,971.4 million as of December 31, 2001.

   Through September 30, 2001, Ignition sold certain domestic accounts receivable to Federal-Mogul Funding Corporation ("FMFC"), a special purpose wholly-owned subsidiary of Federal-Mogul, which then sold such receivables, without recourse, to a financial conduit. The transfers of these receivables in 2000 were charged to the Net Parent Investment account. Amounts excluded from the consolidated balance sheets under these arrangements were $38.8 million at December 31, 2000.

   On October 1, 2001, FMFC notified BankOne and Wachovia Bank that an Amortization Event, as defined in the accounts receivable securitization agreement, had occurred effective with the U.S. Restructurings. As a result, transfers of receivables to the trust ceased. At December 31, 2001, there was no such accounts receivable securitization program.

                        FEDERAL-MOGUL IGNITION COMPANY

Note 9:  Net Parent Investment

   Changes in net parent investment were as follows:

                                                                         (Millions of Dollars)
                                                                         ---------------------
Balance at January 1, 1999..............................................       $  786.1
   Comprehensive income.................................................           87.3
   Intercompany transactions, net.......................................          (87.1)
                                                                               --------
Balance at December 31, 1999............................................          786.3
   Comprehensive income.................................................           30.4
   Intercompany transactions, net.......................................          189.4
                                                                               --------
Balance at December 31, 2000............................................        1,006.1
   Reclassification of intercompany accounts and loans payable at the
     Petition Date to Liabilities Subject to Compromise.................         (758.7)
   Reclassification of receivables from affiliates at the Petition Date.          306.4
   Reclassification transfer of accounts receivable from Federal-Mogul
     to Ignition........................................................           43.0
                                                                               --------
                                                                                  596.8
   Comprehensive loss...................................................         (557.7)
   Intercompany transactions, net.......................................         (111.2)
                                                                               --------
Balance at December 31, 2001............................................       $  (72.1)
                                                                               ========

   Ignition includes accumulated other comprehensive income in Net Parent Investment. At December 31, 2001 accumulated other comprehensive income included $48.0 million of foreign currency translation adjustments and $(4.1) million of minimum pension funding. At December 31, 2000 accumulated other comprehensive income included $54.1 million of foreign currency translation adjustments and $(4.1) million of minimum pension funding.

Note 10:  Income Taxes

   Ignition files a consolidated return with its parent for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

                                                        Year ended
                                                        December 31
                                                   --------------------
                                                   (Millions of Dollars)
                                                    2001   2000   1999
                                                   ------  ----- ------
       Components of income tax expense (benefit):
          Current................................. $ 46.6  $ 6.8 $ 63.3
          Deferred................................  (49.8)   4.4  (22.5)
                                                   ------  ----- ------
          Income tax expense (benefit)............ $ (3.2) $11.2 $ 40.8
                                                   ======  ===== ======

                        FEDERAL-MOGUL IGNITION COMPANY

                                                       Year Ended
                                                       December 31
                                                  --------------------
                                                  (Millions of Dollars
                                                   2001      2000 1999
                                                  ----       ---- ----
              Effective tax rate reconciliation:
                 U.S. Federal statutory rate.....  35%        35%  35%
                 State and local taxes...........   1         --    1
                 Foreign operations..............  (1)        (5)  (3)
                 Divestitures....................  (4)        --   --
                 Goodwill impairment.............  (5)        --   --
                 Goodwill amortization and other.   1         (5)  (2)
                 Valuation allowance............. (26)        --   --
                                                  ---         --   --
                 Effective tax rate..............   1%        25%  31%
                                                  ===         ==   ==

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Ignition net deferred tax asset are non-deductible accruals and amortization and depreciation timing differences.

                                                       2001        2000
                                                     -------      ------
                                                    (Millions of Dollars)
        Current deferred tax assets/(liabilities).. $  29.2      $ 28.1
        Long term deferred tax assets/(liabilities)   117.4       (73.7)
                                                     -------      ------
        Gross deferred tax assets/(liabilities)....   146.6       (45.6)
        Valuation allowance........................  (142.4)         --
                                                     -------      ------
        Net deferred tax assets/(liabilities)...... $   4.2      $(45.6)
                                                     =======      ======

   As Ignition files a consolidated tax return with Federal-Mogul, the net deferred tax asset at December 31, 2001 and 2000 is a component of the Net Parent Investment.

Note 11:  Pension Plans

   Ignition is included in the Federal-Mogul Corporation Pension Plan. As such, the related pension liability is recorded in Net Parent Investment at December 31, 2001 and 2000.

   The pension charge allocated to Ignition for the year ended, at December 31, 2001 was $2.9 million. For the years ended December 31, 2000 and 1999, pension credits were $0.3 and $2.8 million, respectively.

   The aggregated projected benefit obligation of $797.3 million and $721.8 million at December 31, 2001 and 2000, respectively, was based upon a discount rate of 7.5% and 8.0%, respectively. The fair value of the plan's assets was $686.1 million and $852.5 million at December 31, 2001 and 2000, respectively. Contributions were $0.2 million and $7.5 million for December 31, 2001 and 2000, respectively.

Note 12:  Postretirement Benefits Other Than Pensions

   As part of Cooper and subsequently Federal-Mogul, benefits provided to employees of Ignition under various postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescription drugs and life insurance, with medical care accounting for approximately 94% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $14.4

                        FEDERAL-MOGUL IGNITION COMPANY
million, $11.5 million and $11.8 million, for 2001, 2000 and 1999, respectively. The unfunded projected benefit obligation of these plans aggregated approximately $159.8 million at December 31, 2001, based upon a discount rate of 7.5%

Note 13:  Concentrations of Credit Risk and Other

   Financial instruments, which potentially subject Ignition to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Ignition's customer base is primarily in the automotive industry. Ignition's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions help to migate any concentration of credit risk. Ignition requires placement of cash in financial institutions evaluated as highly creditworthy. Ignition performs periodic credit evaluations of their customers and generally does not require collateral.

   Ignition operates in a single business segment. Ignition manufactures and distributes spark plugs, wipe blades, lamps, and other products for use by the automotive aftermarket and in automobile assemblies. No single customer accounted for 10% or more of revenues in 2001, 2000 or 1999. The following table shows the geographic information as of and for the year-ended December 31:

                                                 Net Property, Plant
                               Trade Sales          and Equipment
                          ---------------------- -------------------
                           2001   2000    1999     2001      2000
                          ------ ------ --------  ------    ------
            United States $608.2 $686.8 $  711.7 $135.7    $200.8
            Mexico.......  169.2  178.0    170.9   83.0      90.0
            Europe.......   73.7   73.8    137.7   48.6      57.8
            Other........   16.7   21.4     14.3    0.3       0.3
                          ------ ------ --------  ------    ------
            Total........ $867.8 $960.0 $1,034.6 $267.6    $348.9
                          ====== ====== ========  ======    ======

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Federal-Mogul Corporation

   We have audited the accompanying consolidated balance sheets of Federal-Mogul Powertrain, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Powertrain, Inc. and subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   The accompanying consolidated financial statements have been prepared assuming that Federal-Mogul Powertrain, Inc. and subsidiaries will continue as a going concern. As more fully described in the notes to the consolidated financial statements, on October 1, 2001, Federal-Mogul Corporation and its wholly owned United States subsidiaries, which includes Federal-Mogul Powertrain, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, certain Federal-Mogul subsidiaries in the United Kingdom have filed jointly for Chapter 11 and Administration under the United Kingdom Insolvency Act of 1986. Uncertainties inherent in the bankruptcy process raise substantial doubt about Federal-Mogul Powertrain, Inc.'s ability to continue as a going concern. Management's intentions with respect to these matters are also described in the notes. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Detroit, Michigan
February 8, 2002

                        FEDERAL-MOGUL POWERTRAIN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Millions of Dollars)

                                                               Year Ended
                                                              December 31
                                                        ------------------------
                                                          2001      2000   1999
                                                        ---------  ------ ------
Net sales:
   Trade............................................... $   669.7  $770.4 $766.0
   Affiliate...........................................      29.7    30.3   33.9
                                                        ---------  ------ ------
       Total net sales.................................     699.4   800.7  799.9
Cost of products sold..................................     591.6   652.9  623.1
Selling, general and administrative expenses...........      68.5    68.7   62.3
Amortization of goodwill and other intangible assets...      12.0    13.3   13.5
Provision for bad debt from affiliate debtors..........   1,088.4      --     --
Adjustment of assets held for sale and other long-lived
 assets to fair value..................................     133.7      --     --
Interest expense.......................................      30.2    40.6   40.9
Other expense, net.....................................      24.6    10.8    4.7
                                                        ---------  ------ ------
       Earnings (loss) before income taxes.............  (1,249.6)   14.4   55.4
Income tax expense (benefit)...........................     (40.0)   10.5   26.2
                                                        ---------  ------ ------
          Net Earnings (loss).......................... $(1,209.6) $  3.9 $ 29.2
                                                        =========  ====== ======


         See accompanying Notes to Consolidated Financial Statements.

                        FEDERAL-MOGUL POWERTRAIN, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (Millions of Dollars)

                                                                 December 31
                                                                -------------
                                                                 2001   2000
                                                                ------ ------
                              ASSETS
   Accounts receivable......................................... $ 84.6 $  2.6
   Inventories.................................................   33.6   41.3
   Other.......................................................    5.9    5.8
                                                                ------ ------
      Total Current Assets.....................................  124.1   49.7
   Property, plant and equipment, net..........................  340.5  416.8
   Goodwill, net...............................................  322.2  453.5
   Other intangible assets, net................................    7.1   15.6
   Other noncurrent assets.....................................   24.1   19.9
                                                                ------ ------
      Total Assets............................................. $818.0 $955.5
                                                                ====== ======
              LIABILITIES AND NET PARENT INVESTMENT
   Accounts payable............................................ $ 20.9 $ 40.6
   Accrued compensation........................................   15.1   17.3
   Short-term debt, including current portion of long-term debt    0.5    3.0
   Other accrued liabilities...................................   16.5   23.4
                                                                ------ ------
      Total Current Liabilities................................   53.0   84.3
   Long-term debt..............................................    1.2    4.4
   Other accrued liabilities...................................    3.1    6.1
   Liabilities subject to compromise...........................  645.2     --
   Minority interest in consolidated subsidiaries..............   24.6   25.7
   Net Parent Investment.......................................   90.9  835.0
                                                                ------ ------
      Total Liabilities and Net Parent Investment.............. $818.0 $955.5
                                                                ====== ======


         See accompanying Notes to Consolidated Financial Statements.

                        FEDERAL-MOGUL POWERTRAIN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Millions of Dollars)

                                                                                         Year Ended
                                                                                         December 31
                                                                                 --------------------------
                                                                                   2001      2000    1999
                                                                                 ---------  ------  -------
Cash provided from (used by) operating activities:
   Net earnings (loss).......................................................... ($1,209.6) $  3.9  $  29.2
Adjustments to reconcile net earnings (loss) to net cash provided from (used by)
  operating activities:
   Depreciation and amortization................................................      49.9    49.6     48.0
   Provision for bad debt from affiliate debtors................................   1,088.4      --       --
   Adjustment of assets held for sale and other long-lived assets to
     fair value.................................................................     133.7      --       --
   Changes in assets and liabilities:
       Accounts receivable......................................................       2.6     6.4      2.0
       Inventories..............................................................       4.7    (0.3)     5.1
       Accounts payable and accrued liabilities.................................      (0.9)  (40.4)    28.6
       Other assets and liabilities, net........................................      19.8    (7.0)    (6.9)
                                                                                 ---------  ------  -------
          Net cash provided from operating activities...........................      88.6    12.2    106.0
Cash provided from (used by) investing activities:
   Business acquisition, net of cash acquired...................................        --      --    (25.2)
   Expenditures for property, plant and equipment and other
       long-term assets.........................................................     (37.2)  (52.6)   (91.5)
   Proceeds from sale of business...............................................      45.4      --       --
                                                                                 ---------  ------  -------
          Net cash provided from (used by) investing activities.................       8.2   (52.6)  (116.7)
Cash provided from (used by) financing activities:
   Repayments of long-term debt.................................................      (4.7)   (3.9)    (4.6)
   Transfers from (to) parent...................................................     (92.1)   44.3     15.0
                                                                                 ---------  ------  -------
          Net cash provided from (used by) financing activities.................     (96.8)   40.4     10.4
                                                                                 ---------  ------  -------
Decrease in cash................................................................        --      --     (0.3)
          Cash at beginning of year.............................................        --      --      0.3
                                                                                 ---------  ------  -------
          Cash at end of year...................................................  $     --  $   --  $    --
                                                                                 =========  ======  =======

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

   Powertrain operates with financial and operational staff on a decentralized basis. Federal-Mogul provides certain centralized services for employee benefits administration, cash management, risk management, legal services, public relations, domestic tax reporting and internal and external audit. Federal-Mogul bills Powertrain for all such direct expenses incurred on its behalf. General expenses, excluding Chapter 11 and Administration related reorganization expenses, that are not directly attributable to the operations of Powertrain have been allocated based on management's estimates, primarily driven by sales. Management believes that this allocation method is reasonable.

   The accompanying consolidated financial statements are presented as if Powertrain had existed as an entity separate from its parent during the periods presented and include the assets, liabilities, revenues and expenses that are directly related to Powertrain's operations.

   Powertrain's separate debt and related interest expense have been included in the consolidated financial statements. Powertrain is fully integrated into its parent's cash management system, as such, all cash requirements are provided by its parent and any excess cash generated by Powertrain is transferred to its parent.

Voluntary Reorganization Under Chapter 11 and Administration

   On October 1, 2001 (the "Petition Date"), Federal-Mogul and all of its wholly owned United States subsidiaries filed voluntary petitions for reorganization (the "U.S. Restructuring") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Powertrain was included in the U.S. Restructuring. Also on October 1, 2001, certain of Federal-Mogul's United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the "U.K. Restructuring") under the United Kingdom Insolvency Act of 1986 (the "Act") in the High Court of Justice, Chancery division in London, England (the "High Court"). Federal-Mogul and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the "Debtors". The U.S. Restructuring and U.K. Restructuring are herein referred to as the "Restructuring Proceedings". The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of Federal-Mogul's non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above.

   The Restructuring Proceedings were undertaken to resolve Federal Mogul's asbestos-related litigation in a fair and equitable manner, to protect the long-term value of the Debtors' businesses and to maintain the Debtors' leadership positions in their markets.

Consequences of the Restructuring Proceedings:


   The U.S. Debtors, including Powertrain, are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The
U.K. Debtors are continuing to manage their operations under the supervision of an Administrator approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the U.S. Restructuring Proceedings, all pending litigation against the U.S. Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors' intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act. However, it is currently

                        FEDERAL-MOGUL POWERTRAIN, INC.

impossible to predict with any degree of certainty how a plan of reorganization or a scheme of arrangement will treat asbestos and other pre-petition claims and what impact the U.S. Restructuring and any plan of reorganization may have on the shares of Federal Mogul's common stock. The formulation and implementation of the plan of reorganization or scheme of arrangement could take a significant period of time.

   In the U.S., two creditors' committees, representing asbestos claimants and unsecured creditors, have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. Federal-Mogul expects that the appointed committees, together with the now-appointed legal representative for the future asbestos claimants to be appointed by the Bankruptcy Courts, will play important roles in the U.S. Restructuring Proceedings.

   As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization within 120 days following the Petition Date with the Bankruptcy Court. The Debtors have asked the Bankruptcy Court to extend the period of exclusivity to August 1, 2002, and the request was granted. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan of reorganization is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors. As provided by the Act, the Administrator will propose a scheme of arrangement with the High Court.

   Powertrain is unable to predict at this time what the treatment of creditors and equity security holders of the respective Debtors will be under any proposed plan(s) of reorganization or schemes of arrangement. One alternative such plan(s) of reorganization may provide, among other things, that all present and future asbestos-related liabilities of the Debtors will be discharged and assumed and resolved by one or more independently administered trusts established in compliance with Section 524(g) of the Bankruptcy Code. Such plan(s) may also provide for the issuance of an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors alleging asbestos-related claims, which claims will be paid in whole or in part by one or more Section 524(g) trusts. Similar plans of reorganization have been confirmed in chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims against the reorganized company and channeling those claims to an independent trust.

   There are two possible types of U.K. schemes of arrangements. The first is under Section 425 of the Companies Act of 1985, which may involve a scheme for the reconstruction of the company. If a majority in number representing three-fourths in value of the creditors or members or any class of them agree to the compromise or arrangement it is binding if sanctioned by the High Court.
Section 425 may be invoked where there is an Administration order in force in relation to the company. The other possible type of scheme arises under section 1 of the Insolvency Act of 1986 in relation to Company Voluntary Arrangements ("CVA"). If a majority in value representing more than three-fourths of the creditors agrees to the compromise or arrangement set out in the CVA proposal, it will be approved.

   Powertrain is unable to predict at this time what treatment will be accorded under any such plan(s) of reorganization to intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. These arrangements, transactions, and relationships may be challenged by various parties in the Chapter 11 Cases, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan(s) of reorganization.

                        FEDERAL-MOGUL POWERTRAIN, INC.

   The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity shareholders may be substantially altered by any plan(s) of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors. Pre-petition creditors may receive under the proposed plan(s) less than 100% of the face value of their claims, and the interests of Federal-Mogul's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan(s) of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the pre-petition creditors of the Debtors or the interests of the Company's equity security holders.

Chapter 11 Financing:

   In connection with the Restructuring Proceedings, Federal-Mogul entered into a court approved commitment for up to $675 million in debtor-in-possession ("DIP") credit facility to supplement liquidity and fund operations during the reorganization process. The DIP credit facility expires in October, 2003 and bears interest at either alternate base rate ("ABR") plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate plus 3.5 percentage points. The ABR is the greatest of either the bank's prime rate or the base CD rate plus 1 percentage point or the fed funds rate plus 1/2 percentage point. Powertrain believes, based on information presently available, that cash provided from operations and the cash available from the DIP credit facility will provide sufficient liquidity to allow its businesses to operate without interruption in the foreseeable future.

   Powertrain's inventories, accounts receivable and property, plant and equipment have been pledged as collateral to the DIP credit facility.

Financial Statement Presentation:

   The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the U.S. Restructuring, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are highly uncertain. Given this uncertainty, there is substantial doubt about the ability of Powertrain to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrator or the High Court or otherwise as permitted in the ordinary course of business, Powertrain may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

   As reflected in the consolidated financial statements, "Liabilities Subject to Compromise" refers to Powertrain's liabilities incurred prior to the commencement of the Petition Date. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments. Future adjustments may result from (i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrator; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the U.S. Restructuring.

                        FEDERAL-MOGUL POWERTRAIN, INC.

   Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. No bar dates have been set for the filing of proofs of claim against the Debtors. Accordingly, the ultimate number and allowed amount of such claims are not presently known. The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims and certain other pre-petition claims.

   The appropriateness of using the going concern basis for the Powertrain consolidated financial statements is dependent upon, among other things, (i) Federal-Mogul's ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of Federal-Mogul to maintain adequate cash on hand; (iii) the ability of Powertrain and Federal-Mogul to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; and (v) Federal-Mogul's ability to achieve profitability following such confirmation.

   Liabilities Subject to Compromise at December 31, 2001 are comprised of (in millions):

               Accounts payable........................... $ 29.5
               Intercompany payables to affiliates........  610.5
               Other accrued liabilities..................    1.0
               Environmental liabilities..................    3.2
               Debt.......................................    1.0
                                                           ------
                  Total Liabilities Subject to Compromise. $645.2
                                                           ======

Debtors Financial Statements

   The condensed financial statements of the Powertrain entities included in the U.S. Restructuring are presented as follows:

                        Federal-Mogul Powertrain, Inc.
                       Debtors' Statement of Operations
                         Year Ended December 31, 2001
                             (Millions of Dollars)

Net sales................................................................... $   672.9
Cost of products sold.......................................................     562.0
Selling, general and administrative expenses................................      68.3
Amortization of goodwill and other intangible assets........................      11.9
Provision for bad debt from affiliate debtors...............................   1,088.4
Adjustment of assets held for sale and other long-lived assets to fair value     105.1
Interest expense............................................................      30.0
Other expense, net..........................................................      25.3
                                                                             ---------
       Loss before income taxes and equity loss of subsidiaries.............  (1,218.1)
Income tax benefit..........................................................     (40.0)
                                                                             ---------
       Loss before equity loss of subsidiaries..............................  (1,178.1)
Equity loss of Non-Debtor subsidiaries......................................     (31.5)
                                                                             ---------
       Net Loss............................................................. $(1,209.6)
                                                                             =========

                        FEDERAL-MOGUL POWERTRAIN, INC.

                        Federal-Mogul Powertrain, Inc.
                            Debtors' Balance Sheet
                               December 31, 2001
                             (Millions of Dollars)

                                 ASSETS
      Accounts receivable......................................... $ 68.4
      Accounts receivable -- Non-Debtor affiliates................    9.7
      Inventories.................................................   31.3
      Other.......................................................    6.6
                                                                   ------
         Total Current Assets.....................................  116.0
      Property, plant and equipment, net..........................  326.2
      Goodwill, net...............................................  322.2
      Other intangible assets, net................................    7.1
      Investments in Non-Debtor subsidiaries......................   30.7
      Other noncurrent assets.....................................    4.6
                                                                   ------
         Total Assets............................................. $806.8
                                                                   ======
                 LIABILITIES AND NET PARENT INVESTMENT
      Short-term debt, including current portion of long-term debt $  0.5
      Accounts payable............................................   17.3
      Accrued compensation........................................   14.8
      Other accrued liabilities...................................   15.8
                                                                   ------
         Total Current Liabilities................................   48.4
      Other accrued liabilities...................................    3.1
      Minority interest in consolidated subsidiaries..............   24.6
      Liabilities subject to compromise...........................  645.2
      Net Parent Investment.......................................   85.5
                                                                   ------
         Total Liabilities and Net Parent Investment.............. $806.8
                                                                   ======

                        FEDERAL-MOGUL POWERTRAIN, INC.

                        Federal-Mogul Powertrain, Inc.
                       Debtors' Statements of Cash Flows
                         Year Ended December 31, 2001
                             (Millions of Dollars)

Cash provided from (used by) operating activities:
   Net loss..................................................................... ($1,209.6)
Adjustments to reconcile net loss to net cash provided from (used by) operating activities:
   Depreciation and amortization................................................      47.5
   Provision for bad debt from affiliate debtors................................   1,088.4
   Equity loss of Non-Debtor subsidiaries.......................................      31.5
   Adjustment of assets held for sale and other long-lived assets to fair value.     105.1
   Changes in other assets and liabilities......................................      25.7
                                                                                 ---------
          Net cash provided from operating activities...........................      88.6
Cash provided from (used by) investing activities:
   Expenditures for property, plant and equipment and other
       long-term assets.........................................................     (37.2)
   Proceeds from sale of business...............................................      45.4
                                                                                 ---------
          Net cash provided from investing activities...........................       8.2
Cash provided from (used by) financing activities:..............................
   Repayments of long-term debt.................................................      (4.7)
   Transfers to parent..........................................................     (92.1)
                                                                                 ---------
          Net cash used by financing activities.................................     (96.8)
                                                                                 ---------
Change in cash..................................................................        --
   Cash, at beginning of year...................................................        --
                                                                                 ---------
   Cash, at end of year.........................................................  $     --
                                                                                 =========

Note 2:  Summary of Significant Accounting Policies

   Principles of Consolidation: The consolidated financial statements include the accounts of Powertrain, and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

   Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

   Inventories: Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 24% and 9% of the inventory at December 31, 2001 and 2000, respectively. The remaining inventories are recorded using the first-in, first out (FIFO) method. LIFO approximated FIFO cost at December 31, 2001 and 2000.

                        FEDERAL-MOGUL POWERTRAIN, INC.

   At December 31, inventories consisted of the following:

                                                  2001        2000
                                                  -----       -----
                                                (Millions of Dollars)
             Raw materials..................... $10.5       $13.1
             Work-in-process...................  10.7        15.2
             Finished goods....................  14.0        15.1
                                                  -----       -----
                                                 35.2        43.4
             Reserve for valuation of inventory  (1.6)       (2.1)
                                                  -----       -----
                                                $33.6       $41.3
                                                  =====       =====

   Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related assets using primarily the straight-line method. This method is applied to assets, which in general have the following lives: buildings--24 to 40 years and machinery and equipment--3 to 12 years. At December 31, property, plant and equipment consisted of the following:

                                                 2001        2000
                                               -------      ------
                                              (Millions of Dollars)
               Property, plant and equipment:
                  Land and land improvements. $   4.3      $  3.8
                  Buildings..................    77.2        72.8
                  Machinery and equipment....   385.0       431.1
                                               -------      ------
                                                466.5       507.7
                  Accumulated depreciation...  (126.0)      (90.9)
                                               -------      ------
                                              $ 340.5      $416.8
                                               =======      ======

   Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are, in millions: 2002 -- $1.8; 2003 -- $1.4; 2004 -- $1.2; 2005 -- $1.1, 2006 -- $1.1 and thereafter $4.3.

   Total rental expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was approximately $3.3 million, $2.4 million and $1.2 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

                        FEDERAL-MOGUL POWERTRAIN, INC.

   Goodwill and Other Intangible Assets: At December 31, goodwill and other intangible assets, which result principally from acquisitions, consisted of the following:

                                          Estimated
                                           Useful
                                            Life      2001        2000
                                          ---------  ------      ------
                                                    (Millions of Dollars)
        Goodwill......................... 40 years  $353.8      $489.3
        Accumulated amortization.........            (31.6)      (35.8)
                                                     ------      ------
                                                     322.2       453.5
        Trademarks....................... 40 years     1.2         1.2
        Developed technology............. 24 years      --         6.6
        Assembled workforce.............. 15 years     8.2        10.4
                                                     ------      ------
                                                       9.4        18.2
        Accumulated amortization.........             (2.3)       (2.6)
                                                     ------      ------
                                                       7.1        15.6
                                                     ------      ------
               Net Intangible Assets.....           $329.3      $469.1
                                                     ======      ======

   Changes to Goodwill and Other Amortized Intangible Assets are as follows:

                                               Other Amortized
                                     Goodwill Intangible Assets
                                     -------- -----------------
                                       (Millions of dollars)
                December 31, 2000...  $453.5        $15.6
                   Impairment.......   (64.4)        (7.5)
                   Sale of Business.   (55.7)        (0.2)
                   Amortization.....   (11.2)        (0.8)
                                      ------        -----
                December 31, 2001...  $322.2        $ 7.1
                                      ======        =====

   Intangible assets are periodically reviewed for impairment indicators. If impairment indicators exist, an assessment of undiscounted future cash flows related to assets held for use or fair value for assets held for sale are evaluated accordingly. Powertrain impairment charges recorded in 2001 were in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" and appropriate in the circumstances. There were no impairment charges during 2000 or 1999. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

   Research and Development Costs: Powertrain expenses research and development costs as incurred. Research and development expense was approximately $2.8 million, $4.5 million and $3.9 million for 2001, 2000 and 1999, respectively.

   Net Parent Investment: The Net Parent Investment account reflects the balance of Powertrain historical earnings, intercompany debt, income taxes accrued and deferred, postemployment liabilities, other transactions between Powertrain and Federal-Mogul, foreign currency translations and equity pension adjustments. Powertrain recorded a provision for bad debt from affiliate debtors of $1.1 billion for pre-petition accounts and loan receivable from related debtors outside of Powertrain at the Petition Date. These receivables were previously recorded in Net Parent Investment.

   Revenue Recognition: Powertrain recognizes revenue, estimated returns from product sales and related incentives when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is

                        FEDERAL-MOGUL POWERTRAIN, INC.

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

   Recoverable Customer Engineering and Tooling: Costs of pre-production tooling and engineering that Powertrain will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Powertain the noncancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. Pre-production tooling and engineering costs that are owned by Powertrain are capitalized as part of machinery and equipment.

   Reclassifications: Certain items in the prior year financial statements have been reclassified to conform to the presentation used in 2001.

  Adjustment of Assets Held for Sale and Other Long-Lived Assets to Fair Value

   Concurrent with an on-going planning process, Powertrain performed an impairment assessment of its long-lived assets in accordance with SFAS No. 121 during the third quarter of 2001. Powertrain's impending Restructuring Proceedings and recent operating losses were indicators of impairment as provided by SFAS No. 121. Powertrain determined that the undiscounted cash flows of certain of its operating units, were less than the carrying value of the long-lived assets of those operating units. Accordingly, Powertrain adjusted the carrying value of those assets to their fair value resulting in an impairment charge of $133.7 million. The fair value was determined by anticipated future cash flows discounted at a rate commensurate with the risk involved.

   The following is a summary of the impairment charge by long-lived asset (in millions):

                      Goodwill..................... $ 64.4
                      Other intangible assets......    7.5
                      Property, plant and equipment   61.8
                                                    ------
                                                    $133.7
                                                    ======

   Fair Value of Financial Instruments: The carrying amounts of certain financial instruments such as accounts receivable and accounts payable approximate their fair value.

  Effect of Accounting Pronouncements:

   On July 20, 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

                        FEDERAL-MOGUL POWERTRAIN, INC.

   In 2002, Powertrain will adopt Statement of Financial Accounting Standard ("SFAS") No. 142, which will result in the discontinuance of amortization of goodwill and indefinite life intangible assets that were recorded in connection with previous business combinations. SFAS No. 142 will also require Powertrain to perform impairment tests of goodwill and indefinite lived intangible assets on an annual basis (or more frequently, if impairment indicators exist). During 2002, Powertrain will complete the first of the required impairment tests of goodwill and indefinite lived intangible assets. Although Powertrain has not completed its analysis of the effect of the initial impairment test under this statement, initial assessments indicate that adoption will require a significant write-off of goodwill and indefinite lived intangible assets.

Note 3:  Acquisitions

   In January 1999, Powertrain completed its acquisition of certain manufacturing operations of Crane Technologies, Inc. ("Crane"). Crane's two plants, located in Orland, Indiana and Jackson, Michigan, employ approximately 230 people with 1998 annual sales of approximately $36 million. Crane was accounted for as a purchase. The results of operations of Crane are included in the consolidated statement of operations since the date of the acquisition.

Note 4:  Sales of Businesses

   In July 2001, Powertrain completed the divestiture of its industrial heavy wall bearing operation in McConnelsville, Ohio, to Miba-Bearings - US, LLC, a subsidiary of Miba AG, a major Austrian industrial bearing manufacturer. This business had 2000 net sales of $34.7 million and 279 employees. Powertrain received aggregated proceeds of $45.4 million and recognized a pre-tax loss of $17.2 million. The loss is included in "other expense, net" in the accompanying consolidated statements of operations.

Note 5:  Commitments and Contingencies

  Environmental Liabilities

   At December 31, 2001 and 2000, Powertrain had accruals of $6.8 million and $7.7 million, respectively, reserved for potential environmental liabilities, including $2.6 million and $6.1 million, respectively, classified as a long-term liabilities and $3.2 million included in Liabilities Subject to Compromise at December 31, 2001. These accruals are based on Powertrain's current estimate of the most likely amount of losses that it believes will be incurred.

   Powertrain has accrued the estimated cost associated with environmental matters based upon current available information from site investigations and consultations.

   Powertrain has not discounted its environmental liability. While environmental liability accruals involve estimates that can have wide ranges of potential liability, Powertrain has taken a proactive approach and has managed the costs in these areas over the years. Powertrain does not believe that the nature of their products, production processes, or materials or other factors involved in the manufacturing process subject Powertrain to unusual risks or exposures for environmental liability. Powertrain's greatest exposure to inaccuracy in their estimates is with respect to the constantly changing definitions of what constitutes an environmental liability or an acceptable level of cleanup.

Note 6:  Redeemable Stock

   Federal-Mogul Piston Ring, Inc., which is a wholly owned subsidiary of Powertrain issued 862 shares of Class B Common Stock, redeemable at the option of the holder, to a minority investor in 1994. The shares of Class B stock are redeemable for $23,201.85 per share plus accrued dividends. The redeemable stock is included in "Minority interest in consolidated subsidiaries" in the consolidated balance sheets.

                        FEDERAL-MOGUL POWERTRAIN, INC.

Note 7:  Long-Term Debt and Other Financing Arrangements

   Powertrain's cash and indebtedness is managed on a worldwide basis by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Powertrain, is provided through this consolidated cash and debt management system. As a result, the amount of cash or debt historically related to Powertrain is not determinable.

   Federal-Mogul has allocated Powertrain a portion of the interest it incurred on the financing of T&N, plc. Federal-Mogul allocated Powertrain $29.8 million of interest in 2001 and $40.0 million of interest in 2000 and 1999. Interest was calculated by allocating a portion of the amount Federal-Mogul borrowed to purchase T&N plc., Federal-Mogul allocated $666.1 million of the debt to Powertrain and calculated interest at a rate of 6% to Petition date. In accordance with SOP 90-7, Powertrain stopped recording interest expense on its outstanding notes effective October 1, 2001. As a result, Powertrain was relieved of approximately $10.2 million of interest expense.

   Federal-Mogul has pledged 100% of Powertrain's capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Powertrain has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul's Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowing outstanding on such agreements aggregated $3,971.4 million as of December 31, 2001.

   Through September 30, 2001, Powertrain participated in Federal-Mogul's accounts receivable securitization program. Federal-Mogul sold certain accounts receivable to Federal-Mogul Funding Corporation ("FMFC"), a special purpose wholly owned subsidiary of Federal-Mogul, which then sold such receivables, without recourse, to a financial conduit. The transfers of these receivables were charged to the Net Parent Investment. Amounts excluded from the consolidated balance sheets under these arrangements were $105.7 million at December 31, 2000.

   On October 1, 2001, FMFC notified BankOne and Wachovia Bank that an Amortization Event, as defined in the accounts receivable securitization agreement, had occurred effective with the U.S. Restructurings. As a result, transfers of receivables to the trust ceased.

   At December 31, 2001, there was no such accounts receivable securitization program.

                        FEDERAL-MOGUL POWERTRAIN, INC.

Note 8:  Net Parent Investment

   Changes in net parent investment were as follows:

                                                                          (Millions
                                                                         of Dollars)
Balance at January 1, 1999..............................................  $   826.7
   Net earnings.........................................................       29.2
   Intercompany transactions, net.......................................      (45.0)
                                                                          ---------
Balance at December 31, 1999............................................      810.9
   Net earnings.........................................................        3.9
   Intercompany transactions, net.......................................       20.2
                                                                          ---------
Balance at December 31, 2000............................................      835.0
   Reclassification of intercompany accounts and loans payable at the
     Petition Date to Liabilities subject to compromise.................     (610.5)
   Reclassification of receivables from affiliates at the Petition Date.    1,088.4
   Transfer accounts receivable from Federal-Mogul to Powertrain........       79.7
                                                                          ---------
                                                                            1,392.6
   Net loss.............................................................   (1,209.6)
   Intercompany transactions, net.......................................      (92.1)
                                                                          ---------
Balance at December 31, 2001............................................  $    90.9
                                                                          =========

Note 9:  Income Taxes

   Powertrain files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

                                                     2001     2000  1999
                                                    ------   -----  -----
                                                    (Millions of Dollars)
        Components of income tax expense (benefit):
           Current................................. $  2.9   $ 9.8  $25.9
           Deferred................................  (42.9)    0.7    0.3
                                                    ------   -----  -----
           Income tax expense (benefit)............ $(40.0)  $10.5  $26.2
                                                    ======   =====  =====

   A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

                                               2001 2000 1999
                                               ---- ---- ----
                   U.S. Federal statutory rate  35%  35%  35%
                   State and local taxes......   2    3    3
                   Nondeductible goodwill.....  (2)  35    9
                   Divestitures...............  (2)  --   --
                   Valuation Allowance........ (30)  --   --
                                               ---   --   --
                   Effective tax rate.........   3%  73%  47%
                                               ===   ==   ==

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of Powertrain's net deferred tax asset are non-deductible accruals, intangible assets and depreciation timing differences.

                                                       2001        2000
                                                     -------      ------
                                                    (Millions of Dollars)
        Current deferred tax (liabilities)/assets.. $  (5.6)     $  5.1
        Long-term deferred tax (liabilities)/assets   378.0       (37.9)
                                                     -------      ------
        Net deferred (liabilities)/assets..........   372.4       (32.8)
        Valuation Allowance........................  (372.4)         --
                                                     -------      ------
        Net deferred liabilities................... $    --      $(32.8)
                                                     =======      ======

   As Powertrain files a consolidated tax return with Federal-Mogul, the net deferred tax liability at December 31, 2000 is a component of the Net Parent Investment.

Note 10:  Pension Plans

   Powertrain is included in the Federal-Mogul Corporation Pension Plan. As such the related pension liability is included in Net Parent Investment at December 31, 2001 and 2000. The pension charge allocated to Powertrain, was approximately $3.9 million and $3.1 million for 2001 and 2000, respectively. For the year ended December 31, 1999, the credit to Powertrain from Federal-Mogul was approximately $2.1 million.

   The aggregated projected benefit obligation of such domestic plans of $796.9 million and $716.1 million as of December 31, 2001 and 2000, respectively was based upon a discount rate of 7.5% and 8.0%, respectively. The fair value of the plan's assets was $686.1 million and $852.5 million at December 31, 2001 and 2000, respectively. Contributions for 2001 were $0.1 million.

Note 11:   Postretirement Benefits Other Than Pensions

   As part of T&N Plc. and subsequently Federal-Mogul, benefits provided to employees of Powertrain under various postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 95% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $5.3 million, $6.2 million and $3.8 million for 2001, 2000 and 1999, respectively. The unfunded projected benefit obligation of these plans aggregated approximately $59.7 million at December 31, 2001, based upon a discount rate of 7.5%

Note 12:   Concentrations of Credit Risk and Other

   Powertrain grants credit to their customers, which are primarily in the automotive industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising Powertrain customer base and their dispersion across many different countries. Powertrain performs periodic credit evaluations of their customers and generally does not require collateral.

   Powertrain operates in a single business segment. Powertrain manufactures and distributes pistons, piston pins, rings, cylinder liners, camshafts, engine bearings, sintered products and sealing systems. Powertrain's largest customers are Ford Motor Co. and General Motors Corporation, from which approximately 31%, 28% and 27% of net sales in 2001, 2000 and 1999, respectively were derived. All revenues and assets of Powertrain reside in the United States.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Federal-Mogul Corporation

   We have audited the accompanying consolidated balance sheets of Federal-Mogul Piston Rings, Inc. as of December 31, 2001 and 2000, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the respective Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal-Mogul Piston Rings, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   The accompanying financial statements have been prepared assuming that Federal-Mogul Piston Rings, Inc. will continue as a going concern. As more fully described in the notes to the financial statements, on October 1, 2001, Federal-Mogul Corporation and its wholly owned United States subsidiaries, which includes Federal-Mogul Piston Rings, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, certain Federal-Mogul subsidiaries in the United Kingdom have filed jointly for Chapter 11 and Administration under the United Kingdom Insolvency Act of 1986. Uncertainties inherent in the bankruptcy process raise substantial doubt about Federal-Mogul Piston Ring, Inc.'s ability to continue as a going concern. Management's intentions with respect to these matters are also described in the notes. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/   ERNST & YOUNG LLP

Detroit, Michigan
February 8, 2002

                       FEDERAL-MOGUL PISTON RINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Millions of Dollars)

                                                          Year Ended
                                                         December 31
                                                    ----------------------
                                                     2001     2000   1999
                                                    -------  ------ ------
     Net Sales:
        Trade...................................... $  96.2  $119.0 $131.4
        Affiliate..................................    10.7    12.6   10.3
                                                    -------  ------ ------
        Total net sales............................   106.9   131.6  141.7
     Cost of products sold.........................    92.9   108.2  113.7
     Selling, general and administrative expenses..     8.0    10.3   13.6
     Amortization of goodwill and other intangibles     1.5     1.5    1.4
     Provision for bad debt from affiliate debtors.   147.3      --     --
     Other expense, net............................     3.1     2.1    2.8
     Interest expense..............................     5.0     6.6    6.6
                                                    -------  ------ ------
        Earnings (loss) before income taxes........  (150.9)    2.9    3.6
     Income taxes expense..........................     4.7     0.1    0.4
                                                    -------  ------ ------
        Net earnings (loss)........................ $(155.6) $  2.8 $  3.2
                                                    =======  ====== ======


         See accompanying Notes to Consolidated financial statements.

                       FEDERAL-MOGUL PISTON RINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (Millions of Dollars)

                                                          December 31
                                                         --------------
                                                          2001    2000
                                                         ------  ------
                             ASSETS
         Accounts receivable............................ $  9.3  $   --
         Inventories....................................    4.7     5.8
         Other..........................................    0.5     0.1
                                                         ------  ------
            Total Current Assets........................   14.5     5.9
         Property, plant and equipment, net.............   63.2    66.9
         Goodwill, net..................................   45.3    46.6
         Other intangibles, net.........................    2.0     2.2
                                                         ------  ------
            Total Assets................................ $125.0  $121.6
                                                         ======  ======
             LIABILITIES AND NET PARENT INVESTMENT
         Accounts payable............................... $  2.2  $  5.6
         Accrued liabilities............................    7.0     8.2
                                                         ------  ------
            Total Current Liabilities...................    9.2    13.8
         Liabilities subject to compromise..............  152.4      --
         Other long-term liabilities....................    1.2     2.6
         Redeemable stock...............................   20.0    20.0
         Net Parent Investment..........................  (57.8)   85.2
                                                         ------  ------
            Total Liabilities and Net Parent Investment. $125.0  $121.6
                                                         ======  ======


         See accompanying Notes to Consolidated financial statements.

                       FEDERAL-MOGUL PISTON RINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Millions of Dollars)

                                                                       Year Ended December 31
                                                                       ---------------------
                                                                        2001    2000   1999
                                                                       -------  -----  -----
Cash provided from (used by) operating activities:
   Net earnings (loss)................................................ $(155.6) $ 2.8  $ 3.2
Adjustments to reconcile net earnings (loss) to net cash provided from
  (used by) operating activities:
   Provision for bad debt from affiliate debtors......................   147.3     --     --
   Depreciation and amortization......................................     8.5    8.6    7.6
   Changes in assets and liabilities:.................................
       Accounts receivable............................................      --     --   (7.9)
       Inventories....................................................     1.1    0.4    9.6
       Accounts payable...............................................     1.1   (3.7)  (2.4)
       Other assets and liabilities...................................    (1.7)  (7.1)  (3.6)
                                                                       -------  -----  -----
          Net cash provided from operating activities.................     0.7    1.0    6.5
Cash flows used by investing activities:
   Capital expenditures, net..........................................    (3.3)  (6.0)  (0.3)
                                                                       -------  -----  -----
          Net cash used by investing activities.......................    (3.3)  (6.0)  (0.3)
Cash flows used by financing activities:
   Transfers from (to) parent.........................................     2.6    5.0   (6.2)
                                                                       -------  -----  -----
          Net cash used by financing activities.......................     2.6    5.0   (6.2)
Change in cash........................................................      --     --     --
   Cash at beginning of year..........................................      --     --     --
                                                                       -------  -----  -----
   Cash at end of year................................................ $    --  $  --  $  --
                                                                       =======  =====  =====


         See accompanying Notes to Consolidated financial statements.

                       FEDERAL-MOGUL PISTON RINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Basis of Presentation

   The accompanying financial statements reflect the consolidated assets, liabilities and operations of Federal-Mogul Piston Rings, Inc. ("Piston Rings"). Piston Rings is a wholly-owned subsidiary of Federal-Mogul Powertrain, Inc., which is a wholly-owned subsidiary of T&N Industries, Inc., which is a wholly-owned subsidiary of Federal-Mogul Corporation ("Federal-Mogul").

   Piston Rings operates with financial and operational staff on a decentralized basis. Federal-Mogul provides certain centralized services for employee benefits administration, cash management, risk management, legal services, public relations, tax reporting and internal and external audit. Federal-Mogul bills Piston Rings for all such direct expenses incurred on its behalf. General expenses, excluding Chapter 11 and Administration related reorganization expenses, that are not directly attributable to the operations of Piston Rings have been allocated based on management's estimates, primarily driven by sales. Management believes that this allocation method is reasonable.

   The accompanying consolidated financial statements are presented as if Piston Rings had existed as an entity separate from its parent during the period presented and include the assets, liabilities, revenues and expenses that are directly related to Piston Rings' operations.

   Piston Rings' separate debt and related interest expense have been included in the consolidated financial statements. Piston Rings is fully integrated into its parent's cash management system, as such, all cash requirements are provided by its parent and any excess cash generated by Piston Rings is transferred to its parent.

Voluntary Reorganization Under Chapter 11 and Administration

   On October 1, 2001 (the "Petition Date"), Federal-Mogul and all of its wholly owned United States subsidiaries filed voluntary petitions for reorganization (the "U.S. Restructuring") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Piston Rings was included in the U.S. Restructuring. Also on October 1, 2001, certain of Federal-Mogul's United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the "U.K. Restructuring") under the United Kingdom Insolvency Act of 1986 (the "Act") in the High Court of Justice, Chancery division in London, England (the "High Court"). Federal-Mogul and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the "Debtors". The U.S. Restructuring and U.K. Restructuring are herein referred to as the "Restructuring Proceedings". The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company's non-U.S. subsidiaries outside of the U.K. subsidiaries listed above.

   The Restructuring Proceedings were taken to resolve Federal Mogul's asbestos-related litigation in a fair and equitable manner, to protect the long-term value of the Debtors' businesses and to maintain the Debtors' leadership positions in their markets.

Consequences of the Restructuring Proceedings:

   U.S. Debtors, including Piston Rings, are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of an Administrator approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, all pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except

                       FEDERAL-MOGUL PISTON RINGS, INC.

pursuant to an order of the Bankruptcy Court as applicable. It is the Debtors' intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act. However, it is currently impossible to predict with any degree of certainty how a plan of reorganization will treat asbestos and other pre-petition claims and what impact the Restructuring Proceedings and any plan of reorganization may have on the shares of Federal-Mogul's common stock. The formulation and implementation of the plan of reorganization could take a significant period of time.

   In the U.S., two creditors' committees, representing asbestos claimants and unsecured creditors have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. Federal-Mogul expects that the appointed committees, together with the now-appointed legal representative for the future asbestos claimants to be appointed by the Bankruptcy Courts, will play important roles in the U.S. Restructuring Proceedings.

   As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization within 120 days following the Petition Date with the Bankruptcy Court. The Debtors have asked the Bankruptcy Court to extend the period of exclusivity to August 1, 2002, and the request was granted. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan of reorganization is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.As provided by the Act, the Administrator will propose a scheme of arrangement with the High Court.

   Piston Rings is unable to predict at this time what the treatment of creditors and equity security holders of the respective Debtors will be under any proposed plan(s) of reorganization or schemes of arrangement. One alternative such plan(s) of reorganization may provide, among other things, is that all present and future asbestos-related liabilities of the Debtors will be discharged and assumed and resolved by one or more independently administered trusts established in compliance with Section 524(g) of the Bankruptcy Code. Such plan(s) may also provide for the issuance of an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors alleging asbestos-related claims, which claims will be paid in whole or in part by one or more Section 524(g) trusts. Similar plans of reorganization have been confirmed in chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims against the reorganized company and channeling those claims to an independent trust.

   There are two possible types of U.K. schemes of arrangements. The first is under Section 425 of the Companies Act of 1985, which may involve a scheme for the reconstruction of the company. If a majority in number representing three-fourths in value of the creditors or members or any class of them agree to the compromise or arrangement it is binding if sanctioned by the High Court.
Section 425 may be invoked where there is an Administration order in force in relation to the company. The other possible type of scheme arises under section 1 of the Insolvency Act of 1986 in relation to Company Voluntary Arrangements ("CVA"). If a majority in value representing more than three-fourths of the creditors agrees to the compromise or arrangement set out in the CVA proposal, it will be approved.

   Piston Rings is unable to predict at this time what treatment will be accorded under any such plan(s) of reorganization to intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date.

                       FEDERAL-MOGUL PISTON RINGS, INC.

These arrangements, transactions, and relationships may be challenged by various parties in the Chapter 11 Cases, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan(s) of reorganization.

   The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity shareholders may be substantially altered by any plan(s) of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors. Pre-petition creditors may receive under the proposed plan(s) less than 100% of the face value of their claims, and the interests of Federal-Mogul's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan(s) of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the pre-petition creditors of the Debtors or the interests of the Company's equity security holders.

Chapter 11 Financing:

   In connection with the Restructuring Proceedings, Federal-Mogul entered into a court approved commitment for up to $675 million in a debtor-in-possession ("DIP") credit facility to supplement liquidity and fund operations during the reorganization process. The DIP credit facility expires in 2003 and bears interest at either alternate base rate ("ABR") plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus 3.5 percentage points. The ABR is the greatest of either the bank's prime rate or the base CD rate plus 1 percentage point or the fed funds rate plus 1/2 percentage point. Piston Rings believes, based on information presently available, that cash provided from operations and the cash available from the DIP credit facility will provide sufficient liquidity to allow its businesses to operate without interruption in the foreseeable future.

   Piston Rings' inventories, accounts receivable and property, plant and equipment have been pledged as collateral to the DIP credit facility.

Financial Statement Presentation:

   The accompanying financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the U.S. Restructuring, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are highly uncertain. Given this uncertainty, there is substantial doubt about the ability of Piston Rings to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to approval of the Bankruptcy Court, Administrator or the High Court or otherwise as permitted in the ordinary course of business, Piston Rings may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical financial statements.

   As reflected in the financial statements, "Liabilities Subject to Compromise" refers to Piston Rings' liabilities incurred prior to the Petition Date. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent Piston Rings' estimate of known or potential pre-petition claims to

                       FEDERAL-MOGUL PISTON RINGS, INC.

be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments. Future adjustments may result from (i) negotiations; (ii) actions of the Bankruptcy Court; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the U.S. Restructuring Proceedings.

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

   The appropriateness of using the going concern basis for its financial statements is dependent upon, among other things, (i) Federal-Mogul's ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases;
(ii) the ability of Federal-Mogul to maintain adequate cash on hand; (iii) the ability of Piston Rings and Federal-Mogul to generate cash from operations;
(iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; and
(v) Federal-Mogul's ability to achieve profitability following such confirmation.

   Liabilities Subject to Compromise at December 31, 2001 are comprised of (in millions):

                Accounts payable to affiliated companies $146.6
                Accounts payable........................    4.5
                Environmental liabilities...............    1.3
                                                         ------
                       Total............................ $152.4
                                                         ======

Note 2:  Summary of Significant Accounting Policies

   Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").

   At December 31, inventories consisted of the following:

                                                2001        2000
                                                -----       -----
                                              (Millions of Dollars)
              Raw materials.................. $ 0.4       $ 0.5
              Work-in-process................   1.9         2.8
              Finished goods.................   2.5         2.7
                                                -----       -----
                                                4.8         6.0
              Reserve for inventory valuation  (0.1)       (0.2)
                                                -----       -----
                                              $ 4.7       $ 5.8
                                                =====       =====

                       FEDERAL-MOGUL PISTON RINGS, INC.

   Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related assets using primarily the straight-line method. This method is applied to assets, which in general have the following lives: buildings--24 to 40 years and machinery and equipment--3 to 12 years. At December 31, property, plant and equipment consisted of the following:

                                                2001        2000
                                               ------      ------
                                              (Millions of Dollars)
               Property, plant and equipment:
               Land and land improvements.... $  0.3      $  0.2
               Buildings.....................   12.5        15.7
               Machinery and equipment.......   74.6        79.4
                                               ------      ------
                                                87.4        95.3
               Accumulated depreciation......  (24.2)      (28.4)
                                               ------      ------
                                              $ 63.2      $ 66.9
                                               ======      ======

   Rental expense under operating leases for the year ended December 31, 2001 was $0.2 million. For the years ended December 31, 2000 and December 31, 1999, respectively, rental expense under operating leases was $0.3 million.

   Goodwill and Other Intangible Assets: At December 31, goodwill and other intangible assets, which result principally from acquisitions, consisted of the following:

                                          Estimated
                                           Useful
                                            Life      2001        2000
                                          ---------   -----       -----
                                                    (Millions of Dollars)
        Goodwill......................... 40 years  $50.1       $50.1
        Accumulated amortization.........            (4.8)       (3.5)
                                                      -----       -----
                                                     45.3        46.6
        Assembled workforce.............. 15 years    2.6         2.6
        Accumulated amortization.........            (0.6)       (0.4)
                                                      -----       -----
                                                      2.0         2.2
                                                      -----       -----
               Net Intangible Assets.....           $47.3       $48.8
                                                      =====       =====

   Intangible assets are periodically reviewed for indicators of impairment. If impairment exists, an assessment of undiscounted future cash flows related to assets held for use or fair value for assets held for sale are evaluated accordingly. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

   Revenue Recognition: Piston Rings recognizes revenue, estimated returns from product sales and related incentives when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Piston Rings generally records sales upon shipment of product to customers and transfer of title under standard commercial terms.

                       FEDERAL-MOGUL PISTON RINGS, INC.

   Recoverable Customer Engineering and Tooling: Pre-production tooling and engineering costs that Piston Rings will not own and that will be used in producing Piston Rings under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Piston Rings the non-cancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. Pre-production tooling and engineering costs that are owned by Piston Rings are capitalized as part of machinery and equipment.

   Shipping and Handling Costs: Piston Rings recognizes shipping and handling costs as a component of cost of products sold in the statement of operations.

   Net Parent Investment: The Net Parent Investment account reflects the balance of Piston Rings' historical earnings, inter-company amounts, income taxes accrued and deferred, post-employment liabilities, other transactions between Piston Rings and Federal-Mogul, foreign currency translations and equity pension adjustments. Piston Rings recorded a provision for bad debt from affiliated debtors of $147.3 million for pre-petition accounts receivable from related debtor entities outside of Piston Rings at the Petition Date. These receivables were previously recorded in Net Parent Investment.

   Fair Value of Financial Instruments: The carrying amounts of certain financial instruments such as accounts receivable and accounts payable approximate their fair value.

   Effect of Accounting Pronouncements: On July 20, 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

   In 2002, Piston Rings will adopt SFAS No. 142, which will result in the discontinuance of amortization of goodwill and indefinite life intangible assets that were recorded in connection with previous business combinations. SFAS No. 142 will also require Piston Rings to perform impairment tests of goodwill and indefinite lived intangible assets on an annual basis (or more frequently if impairment indicators exist). During 2002, Piston Rings will complete the first of the required impairment tests of goodwill and indefinite lived intangible assets. Although Piston Rings has not completed its analysis of the effect of the initial impairment test under this statement, initial assessments indicate that adoption will require a substantial write-off of Piston Rings' $45.3 million of net goodwill recorded at December 31, 2001.

Note 3:  Commitments and Contingencies

  Environmental Liabilities

   At December 31, 2001 and 2000, Piston Rings had accruals of $2.3 million and $2.7 million, respectively, reserved for potential environmental liabilities, including $0.7 million and $2.1 million, respectively, classified as long-term liabilities, and $1.3 million included in Liabilities Subject to Compromise at December 31, 2001. These accruals are based on Piston Rings' current estimate of the most likely amount of losses that it believes

                       FEDERAL-MOGUL PISTON RINGS, INC.

will be incurred. Piston Rings has accrued the estimated cost associated with environmental matters based upon current available information from site investigations and consultants.

   Piston Rings has not discounted its environmental liability. While environmental liability accruals involve estimates that can have wide ranges of potential liability, Piston Rings has taken a proactive approach and has managed the costs in these areas over the years. Piston Rings does not believe that the nature of their products, production processes, or materials or other factors involved in the manufacturing process subject Piston Rings to unusual risks or exposures for environmental liability. Piston Rings' greatest exposure to inaccuracy in their estimates is with respect to the constantly changing definitions of what constitutes an environmental liability or an acceptable level of cleanup.

Note 4:  Redeemable Stock

   Piston Rings issued 862 shares of Class B common stock, redeemable at the option of the holder, to a minority investor in 1994. The shares of Class B stock are redeemable for $23,201.85 per share plus accrued dividends.

Note 5:  Long-Term Debt and Other Financing Arrangements

   Piston Rings' cash and indebtedness is managed by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Piston Rings, is provided through this consolidated cash and debt management system. As a result, the amount of domestic cash or debt historically related to Piston Rings is not determinable.

   Piston Rings has no inter-company loans with Federal-Mogul.

   Federal-Mogul has allocated Piston Rings a portion of the interest it incurred on the financing of T&N plc. Federal-Mogul allocated Piston Rings $5.0 million of interest in 2001, and $6.6 million in 2000 and 1999. Interest was calculated by allocating a portion of the amount Federal-Mogul borrowed to purchase T&N plc. Federal-Mogul allocated $110.8 million of the debt to Piston Rings and calculated interest at a rate of 6%. In accordance with SOP 90-7, Piston Rings stopped recording interest expense on its intercompany debt effective October 1, 2001.

   Federal-Mogul has pledged 100% of Piston Rings' capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Piston Rings has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul's Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowings under such agreements aggregated $3,971.4 million as of December 31, 2001.

   Through September 30, 2001, Piston Rings participated in Federal-Mogul's accounts receivable securitization program. Federal-Mogul sold certain accounts receivable to Federal-Mogul Funding Corporation ("FMFC"), a special purpose wholly owned subsidiary of Federal-Mogul, which then sold such receivables, without recourse, to a financial conduit. The transfers of these receivables were charged to the Net Parent Investment. Amounts excluded from the consolidated balance sheets under these arrangements were $12.8 million at December 31, 2000.

                       FEDERAL-MOGUL PISTON RINGS, INC.

   On October 1, 2001, FMFC notified BankOne and Wachovia Bank that an Amortization Event, as defined in the accounts receivable securitization agreement, had occurred effective with the U.S. Restructurings. As a result, transfers of receivables to the trust ceased.

   At December 31, 2001, there was no such accounts receivable securitization program.

Note 6:  Net Parent Investment

   Changes in net parent investment were as follows:

                                                                                (Millions
                                                                                   of
                                                                                Dollars)
Balance at January 1, 1999.....................................................  $ 109.7
   Comprehensive income........................................................      3.2
   Intercompany transactions, net..............................................    (19.2)
                                                                                 -------
Balance at December 31, 1999...................................................     93.7
   Comprehensive income........................................................      2.8
   Intercompany transactions, net..............................................    (11.3)
                                                                                 -------
Balance at December 31, 2000...................................................     85.2
   Reclassification of intercompany accounts and loans payable at the Petition
     Date to Liabilities subject to compromise.................................   (146.6)
   Reclassification of receivables from affilates at the Petition Date.........    147.3
   Transfer of accounts receivable from Federal-Mogul to Piston Rings..........      9.3
                                                                                 -------
                                                                                    95.2
   Comprehensive loss..........................................................   (155.6)
   Intercompany transactions, net..............................................      2.6
                                                                                 -------
Balance at December 31, 2001...................................................  $ (57.8)
                                                                                 =======

Note 7:  Income Taxes

   Piston Rings files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

                                               2001    2000   1999
                                              ----    ----   ----
                                              (Millions of Dollars)
            Components of income tax expense:
               Current....................... $ --    $ --   $ --

               Deferred......................  4.7     0.1    0.4
                                               ----    ----   ----
               Income tax expense............ $4.7    $0.1   $0.4
                                               ====    ====   ====

   A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

                                                 2001  2000
                                                 ----  ----
                     U.S. Federal statutory rate  35%   35%
                     State and local taxes......   2     2
                     Nondeductible goodwill.....  (1)  (30)
                     Valuation allowance........ (39)   --
                                                 ---   ---
                     Effective tax rate.........  (3)%   7%
                                                 ===   ===

                       FEDERAL-MOGUL PISTON RINGS, INC.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of Piston Rings' net deferred tax asset are non-deductible accruals and amortization and depreciation timing differences.

                                                2001       2000
                                               ------      -----
                                             (Millions of Dollars)
               Current deferred tax assets.. $  0.6      $ 0.6
               Long-term deferred tax assets   59.2       10.1
                                               ------      -----
               Total deferred tax assets....   59.8       10.7
               Valuation allowance..........  (59.8)        --
                                               ------      -----
               Net deferred tax assets...... $   --      $10.7
                                               ======      =====

   As Piston Rings files a consolidated tax return with Federal-Mogul, the net deferred tax asset at December 31, 2000 is a component of the Net Parent Investment.

Note 8:  Pension Plans

   Piston Rings is included in the Federal-Mogul Corporation Pension Plan. As such the related pension liability is included in Net Parent Investment at December 31, 2001 and 2000.

   The pension charge allocated to Piston Rings, was approximately $0.7 million for 2001. For the years ended December 31, 2000, and 1999, the credit to Piston Rings from Federal-Mogul was approximately $0.2 million and $0.6 million, respectively.

   The fully funded aggregated projected benefit obligation of such domestic plans of $796.9 million and $716.1 million at December 31, 2001 and 2000, respectively was based upon a discount rate of 7.5% and 8.0%, respectively. No contributions from Piston Rings were made for the year ended December 31, 2001. Contributions for the year ended December 31, 2000 were $6.9 million. The fair value of the plan's assets was $686.1 million and $852.5 million at December 31, 2001 and 2000, respectively.

Note 9:  Postretirement Benefits Other Than Pensions

   As part of T&N plc. and subsequently Federal-Mogul, benefits provided to employees of Piston Rings under various postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 94% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $5.3 million, $6.2 million and $3.8 million for 2001, 2000 and 1999, respectively. The unfunded projected benefit obligation of these plans aggregated approximately $59.7 million at December 31, 2001, based upon a discount rate of 7.5%

Note 10:  Concentrations of Credit Risk and Other

   Piston Rings grants credit to their customers, which are primarily in the automotive industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising Piston Rings' customer base. Piston Rings performs periodic credit evaluations of their customers and generally does not require collateral.

   Piston Rings operates in a single business segment. Piston Rings manufactures and distributes piston rings for use in many engine markets including automotive, heavy duty, diesel, locomotive and compressors. In addition, Piston Rings manufactures and distributes liners to automotive and heavy-duty engine assemblers. Piston Rings' largest customers are Briggs & Stratton, Cummins, Ford Motor Co., General Motors, and Navistar from which approximately 58%, 54%, and 24% of net sales in 2001, 2000 and 1999, respectively, were derived. All revenues and assets of Piston Rings reside in North America, principally in the United States.