Form 10-Q
period 2002-03-31
FEDERAL MOGUL CORP
filed 2002-05-10
CIK 34879

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
         ACT OF 1934

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


As of April 30, 2002, there were 82,383,257 outstanding shares of the registrant's $5.00 stated value common stock.

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

     Forward-looking statements include financial projections, estimates and statements regarding plans, objectives and expectations of the Company and its management, as well as the Company's views regarding industry and economic conditions and trends. Forward looking statements include, without limitation, plans to implement restructuring initiatives relating to manufacturing and warehouse facilities, plans to address issues related to financing of the Company's business operations, statements regarding industry conditions, and statements regarding the scope and effect of asbestos liabilities and any plan(s) of reorganization and scheme(s) of arrangement associated with the Company's Chapter 11 filing in the U.S. and Administration in the U.K.

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

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
         --------------------

Federal-Mogul Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Millions of Dollars, Except Per Share Amounts)

                                                                                           (Unaudited)
                                                                                       Three Months Ended
                                                                                            March 31
                                                                                            --------
                                                                                        2002         2001
                                                                                        ----         ----
Net sales ..........................................................................    $1,346.1     $  1,450.7
Cost of products sold ..............................................................     1,084.8        1,147.4
                                                                                        --------     ----------
   Gross margin ....................................................................       261.3          303.3
Selling, general and administrative expenses .......................................       213.4          227.6
Amortization of goodwill and other intangible assets ...............................         3.6           30.4
Restructuring charges ..............................................................         9.5           29.8
Adjustment of assets held for sale and other long-lived assets to
     fair value ....................................................................         --             0.6
Interest expense, net ..............................................................        30.3           82.6
Chapter 11 and Administration related reorganization expenses ......................        14.9            --
Other expense, net .................................................................         1.0            6.5
                                                                                        --------     ----------

          Loss before income tax expense (benefit) .................................       (11.4)         (74.2)

Income tax expense (benefit) .......................................................        14.2          (12.0)
                                                                                        --------     ----------
          Net loss .................................................................       (25.6)         (62.2)
Preferred dividends ................................................................         --             0.4
                                                                                        --------     ----------
Net Loss Attributable to Common Shareholders .......................................    $  (25.6)    $    (62.6)
                                                                                        ========     ==========

Loss Per Common Share:
Basic and Diluted
     Net Loss Per Common Share .....................................................   $ (0.31)       $ (0.89)
                                                                                       =========      ========


See accompanying notes.

Federal-Mogul Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Millions of Dollars)


                                                                                           (Unaudited)
                                                                                            March 31        December 31
                                                                                               2002             2001
                                                                                               ----             ----
                                        ASSETS
Cash and equivalents ...............................................................          $  315.8       $  346.9
Accounts receivable ................................................................           1,023.4          944.8
Inventories ........................................................................             746.5          721.9
Deferred taxes .....................................................................              55.4           55.4
Prepaid expenses and income tax benefits ...........................................             165.4          177.6
                                                                                              --------       --------
     Total Current Assets ..........................................................           2,306.5        2,246.6
Property, plant and equipment, net .................................................           2,121.3        2,163.7
Goodwill ...........................................................................           2,713.5        2,738.9
Other intangible assets, net .......................................................             607.1          624.7
Asbestos-related insurance recoverable .............................................             712.6          723.2
Other noncurrent assets ............................................................             532.8          556.1
                                                                                              --------       --------
     Total Assets ..................................................................          $8,993.8      $ 9,053.2
                                                                                              ========      =========
                         LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt, including current portion of long-term debt .......................          $   15.0      $    24.9
Accounts payable ...................................................................             328.5          299.5
Accrued compensation ...............................................................             211.6          193.9
Restructuring and rationalization reserves .........................................              81.4           81.1
Other accrued liabilities ..........................................................             428.5          382.9
                                                                                              --------       --------
     Total Current Liabilities .....................................................           1,065.0          982.3
Long-term debt .....................................................................             258.7          266.7
Postemployment benefits ............................................................             817.4          819.8
Other accrued liabilities ..........................................................             242.3          258.5
Minority interest in consolidated subsidiaries .....................................              46.7           50.3

Liabilities subject to compromise ..................................................           6,244.8        6,256.6

Shareholders' Equity:
   Series C ESOP preferred stock ...................................................              28.0           28.0
   Common stock ....................................................................             411.9          411.9
   Additional paid-in capital ......................................................           1,845.1        1,844.6
   Accumulated deficit .............................................................          (1,140.6)      (1,115.0)
   Accumulated other comprehensive loss ............................................            (825.2)        (750.1)
   Other ...........................................................................              (0.3)          (0.4)
                                                                                              --------       --------
     Total Shareholders' Equity ....................................................             318.9          419.0
                                                                                              --------       --------
     Total Liabilities and Shareholders' Equity ....................................          $8,993.8       $9,053.2
                                                                                              ========       ========


See accompanying notes.

Federal-Mogul Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Millions of Dollars)


                                                                                              (Unaudited)
                                                                                           Three Months Ended
                                                                                                March 31
                                                                                                --------
                                                                                            2002        2001
                                                                                            ----        ----
Cash Provided From (Used By) Operating Activities

   Net loss ............................................................................   $ (25.6)    $ (62.2)
   Adjustments to reconcile net loss to net cash provided from (used by) operating activities:
     Depreciation and amortization .....................................................      67.4        97.8
     Restructuring charges .............................................................       9.5        29.8
     Chapter 11 and Administration related reorganization expenses .....................      14.9         --
     Adjustment of assets held for sale and other long-lived assets to fair value ......       --          0.6
     Postemployment benefits ...........................................................       0.2         3.5
     Increase in accounts receivable ...................................................     (83.8)      (38.3)
     Decrease (increase) in inventories ................................................     (38.7)        9.1
     Increase in accounts payable ......................................................      25.7        21.9
     Changes in other current liabilities and other current assets .....................      84.0       (38.8)
     Payments against restructuring and rationalization reserves .......................      (8.6)      (16.0)
     Payments for Chapter 11 and Administration related reorganization expenses ........     (13.9)        --
     Payments against asbestos liability, net of insurance receipts ....................       0.4       (88.3)
                                                                                           -------     -------
        Net Cash Provided From (Used By) Operating Activities ..........................      31.5       (80.9)
Cash Used By Investing Activities

   Expenditures for property, plant and equipment and other long-term assets ...........     (63.5)      (65.0)
   Proceeds from sales of businesses ...................................................      21.8        --
                                                                                           -------     -------
        Net Cash Used By Investing Activities ..........................................     (41.7)      (65.0)
Cash Provided From (Used By) Financing Activities

   Proceeds from issuance of long-term debt ............................................       --        236.0
   Principal payments on long-term debt ................................................      (1.9)      (22.1)
   Principal payments on DIP credit facility ...........................................      (6.1)        --
   Decrease in short-term debt .........................................................      (9.9)      (32.1)
   Fees paid for debt agreements .......................................................       --
                                                                                                         (14.2)

   Repurchase of accounts receivable under securitization ..............................       --        (48.2)
   Dividends ...........................................................................       --         (0.7)
   Other ...............................................................................      (3.0)        3.0
                                                                                           -------     -------
        Net Cash Provided From (Used By) Financing Activities ..........................     (20.9)      121.7
                                                                                           -------     -------
        Decrease in Cash and Equivalents ...............................................     (31.1)      (24.2)
        Cash and Equivalents at Beginning of Period ....................................     346.9       107.2
                                                                                           -------     -------
        Cash and Equivalents at End of Period ..........................................   $ 315.8     $  83.0
                                                                                           ========    =======

See accompanying notes.

Federal-Mogul Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2002

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain items in the prior year's condensed consolidated financial statements have been reclassified to conform to the presentation used in 2002.

2.   VOLUNTARY REORGANIZATION UNDER CHAPTER 11 AND ADMINISTRATION

     On October 1, 2001 (the "Petition Date"), Federal-Mogul Corporation ("Company" or "Federal-Mogul") and all of its wholly owned United States subsidiaries filed voluntary petitions for reorganization (the "U.S. Restructuring") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Also on October 1, 2001, certain of the Company's United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the "U.K. Restructuring") under the United Kingdom Insolvency Act of 1986 (the "Act") in the High Court of Justice, Chancery division in London, England (the "High Court"). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the "Debtors". The U.S. Restructuring and U.K. Restructuring are herein referred to as the "Restructuring Proceedings". The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company's non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above.

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

     The Company is unable to predict at this time what the treatment of creditors and equity security holders of the respective Debtors will be under any proposed plan(s) of reorganization or scheme(s) of arrangement. One alternative such plan(s) of reorganization may provide, among other things, that all present and future asbestos-related liabilities of the Debtors will be discharged and assumed and resolved by one or more independently administered trusts established in compliance with Section 524(g) of the Bankruptcy Code. Such plan(s) may also provide for the issuance of an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors alleging asbestos-related claims, which claims will be paid in whole or in part by one or more Section 524(g) trusts. Similar plans of reorganization have been confirmed in Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims against the reorganized company and channeling those claims to an independent trust.

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

Chapter 11 Financing:

     In connection with the Restructuring Proceedings, the Company entered into a $675 million debtor-in-possession ("DIP") credit facility to supplement liquidity and fund operations during the reorganization process. The DIP credit facility expires in October, 2003 and bears interest at either the alternate base rate ("ABR") plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus 3.5 percentage points. The ABR is the greatest of either the bank's prime rate or the base CD rate plus 1 percentage point or the fed funds rate plus 1/2 percentage point. The $675 million commitment is reduced by proceeds received from an asset sale or business unit divestiture. As a result of a first quarter divestiture (see Note 6), the total commitment under the DIP credit facility has been reduced to $659 million as of March 31, 2002.

     At March 31, 2002 the Company had $244.6 million outstanding and $329.0 million available to borrow under its DIP credit facility. The borrowings were used to pay off the Company's accounts receivable securitization facility during 2001 as a result of the facility being closed in conjunction with the U.S. Restructuring.

Financial Statement Presentation:

     The accompanying condensed consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are highly uncertain. Given this uncertainty, there is substantial doubt about the ability of the Company to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrator or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization or scheme of arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

     Virtually all of the Company's pre-petition debt is in default. At
March 31, 2002, the Debtors' pre-petition debt is classified under the caption "Liabilities Subject to Compromise." This includes debt outstanding of $1,901.9 million under the pre-petition Senior Credit Agreements and $2,119.0 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $47.6 million.

     As a result of the Restructuring Proceedings, the Company is in default to its affiliate holder of its convertible junior subordinated debentures and is no longer accruing interest expense or making interest payments on the debentures. As a result, the affiliate will no longer have the funds available to pay distributions on the Company-Obligated Mandatorily Redeemable Preferred Securities and stopped accruing and paying such distributions in October 2001. The affiliate is in default on the Company-Obligated Mandatorily Redeemable Preferred Securities. The Company is a guarantor on the outstanding debentures, and, as a result of the default, the Company has become a debtor to the holders of the debentures directly. This liability is a pre-petition liability. As a result, the Company has classified these securities as "Liabilities Subject to Compromise" in the March 31, 2002 consolidated balance sheet.

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

Debtors' Financial Statements:

     The condensed combined financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the combined Debtor subsidiaries, including certain amounts and activities between Debtors and non-debtor subsidiaries of the Company which are eliminated in the condensed consolidated financial statements. The condensed combined financial statements of the Debtors are presented as follows:

                            Federal-Mogul Corporation
         Debtors' Condensed Combined Statement of Operations (Unaudited)


                                                                                         Three Months
                                                                                            Ended
                                                                                           March 31
                                                                                             2002
                                                                                             ----
                                                                                    (Millions of Dollars)

Net sales .........................................................................         $ 934.5
Cost of products sold .............................................................           771.8
                                                                                            -------
   Gross margin ...................................................................           162.7
Selling, general and administrative expenses ......................................           150.1
Amortization of other intangible assets ...........................................             2.9
Restructuring charges .............................................................             0.5
Interest expense ..................................................................            30.9
Chapter 11 and Administration related reorganization expenses .....................            14.9
Other income, net .................................................................           (32.6)
                                                                                            -------
       Loss before income taxes and equity loss of Non-Debtor subsidiaries ........            (4.0)
Income tax expense ................................................................             5.4
                                                                                            -------
       Loss before equity loss of Non-Debtor subsidiaries .........................            (9.4)
Equity loss of Non-Debtor subsidiaries ............................................           (16.2)
                                                                                           --------
       Net loss ...................................................................        $  (25.6)
                                                                                           ========

                            Federal-Mogul Corporation
              Debtors' Condensed Combined Balance Sheet (Unaudited)


                                                                                                   March 31
                                                                                                     2002
                                                                                                     ----
                                                                                              (Millions of Dollars)

                                        ASSETS
Cash and equivalents ..................................................................           $   118.0
Accounts receivable ...................................................................               630.3
Accounts receivable, Non-Debtors ......................................................               180.5
Inventories ...........................................................................               459.1
Deferred taxes ........................................................................                37.3
Prepaid expenses and income tax benefits ..............................................               102.2
                                                                                                  ---------
     Total Current Assets .............................................................             1,527.4
Property, plant and equipment, net ....................................................             1,212.3
Goodwill ..............................................................................             2,202.2
Other intangible assets, net ..........................................................               565.1
Asbestos-related insurance recoverable ................................................               712.6
Loans receivable and investments in Non-Debtors .......................................             4,553.6
Other noncurrent assets ...............................................................               441.7
                                                                                                  ---------
     Total Assets .....................................................................           $11,214.9
                                                                                                  =========
                         LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable ......................................................................              $276.1
Accounts payable, Non-Debtors .........................................................                52.4
Other accrued liabilities .............................................................               316.8
                                                                                                  ---------
     Total Current Liabilities ........................................................               645.3
Long-term debt ........................................................................               243.9
Postemployment benefits ...............................................................               656.7
Other accrued liabilities .............................................................                61.0
Loans payable, Non -Debtors ...........................................................             1,019.8
Liabilities subject to compromise .....................................................             8,269.3
Shareholders' Equity ..................................................................               318.9
                                                                                                  ---------
   Total Liabilities and Shareholders' Equity .........................................           $11,214.9
                                                                                                  =========

                            Federal-Mogul Corporation
         Debtors' Condensed Combined Statement of Cash Flows (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31
                                                                                                2002
                                                                                                ----

                                                                                        (Millions of Dollars)
Cash Used By Operating Activities

   Net loss ............................................................................        $ (25.6)
   Adjustments to reconcile net loss to net cash used by
       operating activities:
     Depreciation and amortization .....................................................           42.3
     Restructuring charges .............................................................            0.5
     Chapter 11 and Administration related reorganization expenses .....................           14.9
     Equity loss of Non-Debtor subsidiaries ............................................           16.2
     Postemployment benefits ...........................................................            1.2
     Changes in working capital, other assets, and other liabilities ...................          (44.6)
     Payments of Chapter 11 and Administration related reorganization expenses .........          (13.9)
     Payments against restructuring and rationalization reserves .......................           (4.6)
     Refunds against asbestos liability, net of insurance receipts .....................            0.4
                                                                                                -------
       Net Cash Used By Operating Activities ...........................................          (13.2)
Cash Used By Investing Activities

   Expenditures for property, plant and equipment and other long-term assets ...........          (28.0)
   Proceeds from sales of businesses ...................................................           21.8
                                                                                                -------
       Net Cash Used By Investing Activities ...........................................           (6.2)
Cash Used By Financing Activities

   Principal payments on DIP credit facility ...........................................           (6.1)
   Other ...............................................................................           (3.0)
                                                                                                -------
       Net Cash Used By Financing Activities ...........................................           (9.1)
       Decrease in Cash and Equivalents ................................................          (28.5)
       Cash and equivalents at beginning of quarter ....................................          146.5
                                                                                                -------
       Cash and Equivalents at end of quarter ..........................................        $ 118.0
                                                                                                =======

Liabilities subject to compromise at March 31, 2002 are comprised of (in millions):


                     Debt ...........................  $3,973.3
                     Asbestos liabilities ...........   1,547.3
                     Company-obligated
                        mandatorily redeemable
                        preferred securities ........     448.9
                     Accounts payable ...............     194.4
                     Interest payable ...............      41.2
                     Environmental liabilities ......      23.0
                     Other accrued liabilities ......      16.7
                                                        -------
                        Subtotal ....................   6,244.8
                     Intercompany payables to
                        Affiliates ..................   2,024.5
                                                        -------
                     Liabilities subject to
                        Compromise ..................  $8,269.3
                                                       ========

     Chapter 11 and Administration related reorganization expenses in the condensed consolidated statements of operations for the three month period ending March 31, 2002 consist of legal, financial and advisory fees and other directly related internal costs.

3.   TAXES

     For the three months ended March 31, 2002, the Company recorded income tax expense of $14.2 million on a loss of $11.4 million before income taxes, compared to an income tax benefit of $12.0 million on a loss of $74.2 million before income taxes in the same period of 2001. Income tax expense for the three months ended March 31, 2002, resulted primarily from not providing a tax benefit for current losses in the United States and from specific interest expense deductions in the U.K.

     Through the Petition Date, tax expense has historically differed from income taxes currently payable due to timing differences most significantly related to asbestos payments. As a result of the Restructuring Proceedings, the Company does not expect to make payments for the settlement of asbestos claims in the near term, and as such, income taxes payable in the U.K. may increase. The Company does not expect the effect of suspended asbestos payments to have a significant effect on income taxes payable in the U.S. in the near term.

4.   OPERATIONS BY REPORTABLE SEGMENT

     The segment information for the three months ended March 31, 2001 has been restated to reflect the Company's internal organization changes subsequently implemented in 2001. The Company is a global manufacturer with six reportable segments: Powertrain; Sealing Systems and Systems Protection; Friction; Aftermarket; Other; and Divested Operations.

     Powertrain products are used primarily in automotive, light truck, heavy duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this reportable segment include engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, sintered products, and connecting rods.

     Sealing Systems and Systems Protection products are used in automotive, light truck, heavy duty, agricultural, off-highway, marine, railroad, high performance and industrial applications. The primary products of this reportable segment include dynamic seals, gaskets and element resistant sleeving systems protection products.

     Friction products are used in automotive and heavy duty applications. The primary products of this reportable segment unit include discs, pads and brake shoes.

     Aftermarket provides products from the above segments to the independent automotive and heavy duty aftermarkets as well as the manufacturing operations of North American brake, chassis, ignition, fuel and wipers.

     Other includes the non-core businesses of lighting, European wipers & ignition manufacturing, as well as Asia Pacific, South America and other Corporate functions.

     Divested Operations include the historical operating results of the Company's divestitures (see Note 6).

     The Company has aggregated individual product segments within its six reportable segments. The accounting policies of the segments are the same as that of the Company. The Company evaluates segment performance based on several factors, including Operational EBIT and major cash flow drivers. Operational EBIT is defined as earnings before interest, income taxes, extraordinary items and certain nonrecurring items such as restructuring and impairment charges, Chapter 11 and Administration related reorganization expenses and gains or losses on the sales of businesses. Operational EBIT for each segment is shown below, as it is most consistent with the corresponding condensed consolidated financial statements (in millions).

                                     Net Sales             Operational EBIT
                                     ---------             ----------------
                                    Three Months             Three Months
                                   Ended March 31           Ended March 31
                                   --------------           --------------
                                   2002       2001         2002        2001
                                   ----       ----         -----       ----
Powertrain ..................... $  430.3    $  449.4     $ 25.1     $ 44.3
Sealing Systems and
    Systems Protection .........    148.4       154.7        8.4        8.9
Friction .......................     86.6        90.2       13.6        1.8
Aftermarket ....................    572.9       616.8       67.6       56.5
Other, including Corporate .....     94.7        92.3      (79.7)     (67.8)
Divested Operations ............     13.2        47.3        1.9        5.3
                                 --------    --------     ------     ------
Total .......................... $1,346.1    $1,450.7     $ 36.9     $ 49.0
                                 ========    ========     ======     ======



                                                                     Three Months Ended
                                                                           March 31
                                                                           --------
Reconciliation:                                                        2002        2001
                                                                       ----        ----
  Total segments Operational EBIT ..................................  $ 36.9     $ 49.0
  Net interest and other financing costs ...........................   (30.7)     (92.8)
  Restructuring, impairment and other special charges ..............    (9.5)     (30.4)
  Gain on sale of businesses .......................................     6.8        --

  Chapter 11 and Administration related reorganization expenses ....   (14.9)       --
                                                                      ------     ------
     Loss  before income taxes .....................................  $(11.4)    $(74.2)
                                                                      ======     ======

    Total assets by reportable segment are as follows:

                                                Total Assets
                                                ------------
                                          March 31,    December 31,
                                            2002           2001
                                            ----           ----

         Powertrain ...................  $ 2,691.7      $ 2,728.6
         Sealing Systems and
             Systems Protection .......    1,052.6        1,031.8
         Friction .....................      437.1          398.9
         Aftermarket ..................    3,590.9        3,360.3
         Other, including Corporate ...    1,198.0        1,429.6
         Divested Operations ..........       23.5          104.0
                                         ---------      ---------
         Total ........................  $ 8,993.8      $ 9,053.2
                                         ==========     =========

5.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share (in millions, except per share data):


                                                                                 Three Months Ended
                                                                                      March 31
                                                                                      --------
                                                                                  2002         2001
                                                                                  ----         ----
Numerator:
     Net loss .................................................................     $ (25.6)   $ (62.2)
      Series C preferred dividend requirement .................................         --        (0.4)
                                                                                    -------    -------
     Numerator for basic and diluted loss per share - loss attributable to
            common shareholders before extraordinary items ....................     $ (25.6)   $ (62.6)
                                                                                    =======    =======
Denominator:
     Denominator for basic and diluted loss per share - weighted
       average shares .........................................................        82.4       70.6
                                                                                    =======    =======
Basic and diluted loss per share ..............................................     $ (0.31)   $ (0.89)
                                                                                    =======    =======

     Convertible preferred securities redeemable for 9.2 million and 11.2 million shares of common stock were outstanding at March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

6.   DIVESTITURES

     During the first quarter of 2002 the Company completed the divestiture of its Signal-Stat Lighting Products business ("Signal-Stat") to Truck-Lite Co., Inc. Signal-Stat produces exterior lighting and power distribution products primarily for heavy duty and commercial vehicle markets. Signal-Stat had 2001 net sales of $53.0 million. The Company received aggregate proceeds of $20.9 million and recognized an aggregate gain of $6.8 million for this divestiture in the first quarter of 2002. The gain is included in "Other expense, net" in the accompanying condensed consolidated statements of operations.

7.   ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

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

Recorded Liability:

     In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.3 billion at March 31, 2002) represented the Company's estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings (see Note 2), all pending asbestos-related litigation against the Company is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors' committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors' committee consisting in large part of representatives of asbestos claimants has been appointed. The Bankruptcy Court likely will set a deadline for the filing of all present asbestos-related claims, including claims by plaintiffs who allegedly entered into settlement agreements with the Company that have not been paid. As part of the Restructuring Proceedings, it will be determined which asbestos claims should be allowed, or compensated, and the aggregate value of such claims. The Company's obligations with respect to present and future claims could be determined through litigation in Bankruptcy Court, the High Court of Justice, Chancery Division in London, England and/or through negotiations with each of the official committees appointed; that determination may provide the basis for a plan of reorganization or scheme of arrangement. The T&N Companies previously entered into $225 million of surety to meet certain collateral requirements for asbestos indemnity obligations associated with its prior membership in the Center for Claims Resolution. Performance under these bonds is subject to approval by the Bankruptcy Court. Except for exchange rates, the Company has not adjusted its estimate of the asbestos liability since September 30, 2001. This liability is included in the consolidated balance sheet under the caption "Liabilities subject to compromise" at March 31, 2002 for the Company's U.S. and U.K. subsidiaries.

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

Insurance Recoverable:

    In 1996, T&N Ltd. purchased for itself and its then defined global subsidiaries a (pound)500.0 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed (pound)690.0 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and accordingly recorded an insurance recoverable asset under the T&N policy of $577.0 million. At March 31, 2002 the recorded insurance recoverable was $542.7 million. The Company believes that based on its review of the insurance policies and advice from outside legal counsel that it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of the claims in excess of the trigger point of the insurance. In December 2001, one of the three reinsurers filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. The Company believes that the suit is without merit and has responded accordingly.

     The ultimate realization of insurance proceeds is directly related to the amount of related covered claims paid by the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount, up to the cap of the insurance layer. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts since
                                       15
the Company initiated the Restructuring Proceedings. Accordingly, this asset could change significantly based upon events that occur from the Restructuring Proceedings.

     The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that currently there is little risk that the reinsurers will not be able to meet their obligation to pay, once the claims filed after June 30, 1996 exceed the (pound)690.0 million trigger point. The U.S. claims' costs applied against this policy are converted at a fixed exchange rate of $1.69/(pound). As such, if the market exchange rate is less then $1.69/(pound), the Company will effectively have a discount from 100% recovery on claims paid. At March 31, 2002, the $542.7 million insurance recoverable asset is net of an exchange rate discount of approximately $90.4 million.

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

Recorded Liability:

    The liability ($216.4 million as of March 31, 2002) represented the Company's estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

     As a result of the Restructuring Proceedings (see Note 2), all pending asbestos-related litigation is stayed as previously described for the T&N Companies.

    While the Company believes that the liability recorded was appropriate for anticipated losses arising from asbestos-related claims related to Abex and Wagner through 2012, it is the Company's view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at
                                       16
this time as to the number of asbestos-related claims that will be filed in the proceeding; the number of future claims that will be included in a plan of reorganization; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

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

Federal-Mogul and Fel-Pro Asbestos Litigation:

     Prior to the Restructuring Proceedings the Company was also sued in its own name as one of a large number of defendants in a number of lawsuits brought by claimants alleging injury from exposure to asbestos due to its ownership of certain assets involved in gasket making. As of the Petition Date, the Company was a defendant in approximately 61,500 Pre-Petition pending claims. Over 40,000 of these claims were transferred to a federal court, where prior to the Restructuring Proceedings they were pending. Pre-petition claims that were in the pipeline that were received after the Petition Date continue to be entered into the claims system and represent an immaterial amount of claims. Prior to the Restructuring Proceedings the Company's Fel-Pro subsidiary also was named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. Fel-Pro was a defendant in approximately 34,000 pending claims as of the Petition Date. Over 32,000 of these claims were transferred to a federal court where, prior to the Restructuring Proceedings, they were pending. The Company was defending all such claims vigorously and believed that it and Fel-Pro had substantial defenses to liability and insurance coverage for defense and indemnity. All claims alleging exposure to the products of the
                                       17

Company and of Fel-Pro have been stayed as a result of the Restructuring Proceedings.

Aggregate of Asbestos Liability and Insurance Recoverable Asset:

    As of March 31, 2002, the Company has provided an aggregated asbestos-related liability for all of its subsidiaries and businesses of $1.6 billion classified in the balance sheet under the caption liabilities subject to compromise. Also as of March 31, 2002, the Company has recorded an insurance recoverable asset of $712.6 million.

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

Other

    The Company is involved in other legal actions and claims, directly and through its subsidiaries. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that the outcomes are not likely to have a material adverse effect on the Company's financial position, operating results, or cash flows.

     On Apri1 22, 2002, the Company received notice from the New York Stock Exchange (the "Exchange") that the Company's common stock would be delisted from the Exchange effective April 24, 2002. On April 24, 2002, the Company's common stock began trading on the NASD over-the-counter bulletin board market under the new ticker symbol "FDMLQ".

Environmental Matters

     The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") or other similar federal or state environmental laws. These laws require responsible parties to pay for cleaning up contamination resulting from hazardous wastes, which were discharged into the environment by them, or by others to which they sent such wastes for disposition. In addition, the Company has been notified by the United States Environmental Protection Agency and various state agencies that it may be a potentially responsible party ("PRP") under such law for the cost of cleaning up certain other hazardous waste storage or disposal facilities pursuant to CERCLA and other federal and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. At most of the sites that are likely to be costliest to clean up, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company's exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company's share of the total waste has generally been small. The other companies, which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly owned companies, and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental reserve was approximately $62.7 million and $62.8 million at March 31, 2002 and December 31, 2001, respectively. The reserve was impacted by the addition of a new site resulting from a joint venture in Poland, offset primarily by remediation payments made during the period. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect to such matters. As a result of the Restructuring Proceedings, approximately $23.0 million of this reserve has reclassified to Liabilities Subject to Compromise in the consolidated balance sheet, and is evaluating such classification for other sites.
                                       18

8.   INVENTORIES

    Inventories consisted of the following (in millions):

                                                   March 31      December 31
                                                     2002           2001
                                                   --------      -----------
    Finished products                               $518.9          $511.2
    Work-in-process                                  126.0           116.4
    Raw materials                                    156.7           144.1
                                                    ------          ------
                                                     801.6           771.7
    Reserve for inventory valuation                  (55.1)          (49.8)
                                                    ------          ------
                                                    $746.5          $721.9
                                                    ======          ======

9.   RESTRUCTURING AND RATIONALIZATION

    During the first three months of 2002, the Company recognized $9.5 million of restructuring charges related to severance and exit costs. Severance costs of $6.0 million primarily included the planned consolidation of the European friction and powertrain businesses, as well as employee reductions in Europe. Total employee reductions are expected to be 1,000 of which 850 have been terminated as of March 31, 2002. Exit costs of $3.5 million are primarily comprised of planned consolidation of the European friction and Powertrain businesses.

      The following table sets forth the restructuring and rationalization reserves for the three months ended March 31, 2002 (in millions):

                                          Restructuring  Rationalization  Total
                                          -------------  ---------------  -----
Balance of reserves at December 31, 2001       $68.3          $12.8       $81.1
Restructuring charges                            9.5             --         9.5
Effect of foreign exchange                      (0.3)          (0.3)       (0.6)
Payments against restructuring reserves         (6.5)          (2.1)       (8.6)
                                               -----          -----       -----
Balance of reserves at March 31, 2002          $71.0          $10.4       $81.4
                                               =====          =====       =====


10.  COMPREHENSIVE LOSS

     Total comprehensive loss is summarized as follows (in millions of dollars):

                                                             Three Months
                                                            Ended March 31
                                                         --------------------
                                                           2002        2001
                                                         --------    --------
        Net loss                                         $ (25.6)    $ (62.2)
        Other Comprehensive Loss
           Foreign currency translation adjustments        (75.1)     (122.1)
        Other, net of tax                                     --        (1.0)
                                                         -------     -------
          Total Comprehensive Loss                       $(100.7)    $(185.3)
                                                         ========    =======

11.  NEW ACCOUNTING PRONOUNCEMENTS

    On July 20, 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that was completed after June 30, 2001. The Company has not made acquisitions since such time. Under SFAS No. 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. The Company's adoption of SFAS No. 142 is further discussed in Note 12 to the condensed consolidated financial statements.

     In May 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-14, "Accounting for Certain Sales Incentives", which changes the way companies must account for certain sales incentives offered to customers. The Company has adopted EITF 00-14, effective January 1, 2002. The adoption of EITF 00-14 required the reclassification of $2.0 million of expenses previously recorded by the Company as selling, general, and administrative expenses to costs of products sold for the three month period ended March 31, 2001.

12. GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS No. 142

     Effective January 1, 2002, the Company adopted SFAS No. 142. The adoption has resulted in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. The adoption of SFAS No. 142 has also resulted in the reclassification of various intangible asset classes according to the measurability of their useful lives. The Company continues to evaluate the impairment test required by SFAS No. 142 and expects to record the cumulative effect of the change in accounting principle as of January 1, 2002 in the second quarter of 2002. Initial assessments indicate that this adjustment will require a substantial write-off of its $2.7 billion of goodwill recorded at March 31, 2002. At March 31, 2002 and December 31, 2001, goodwill and other intangible assets consisted of the following:



                                                     March 31, 2002                       December 31, 2001
                                           Gross Carrying     Accumulated      Gross Carrying    Accumulated
                                               Amount         Amortization         Amount        Amortization
                                                                   (Millions of dollars)
Amortized Intangible Assets:
  Developed technology                     $   287.8          $ (44.9)          $   289.8         $ (44.4)

  Other                                         63.8            (43.7)               74.2           (40.5)
                                           ---------          -------           ---------         -------
     Total Amortized Intangible Assets     $   351.6          $ (88.6)          $   364.0         $ (84.9)
                                           =========          =======           =========         =======

Unamortized Intangible Assets:
  Goodwill                                 $ 2,713.5                            $ 2,738.9
  Trademarks                                   270.0                                271.5
  Intangible Pension Asset                      74.1                                 74.1
                                           ---------                            ---------
     Total Unamortized Intangible Assets   $ 3,057.6                            $ 3,084.5
                                           =========                            =========


The following table shows the pro-forma effect of SFAS No. 142 on the Company's earnings.

                                                            Three months ended March 31
                                                            ---------------------------
                                                                2002             2001
                                                    (Millions of Dollars, except per share amounts)

         Reported Net Loss........................        $   (25.6)          $   (62.2)
           Addback:  Gooodwill amortization.......               --                22.5
           Addback:  Indefinite-Lived Intangible..
              Asset amortization..................               --                 4.4
                                                          ---------           ---------
         Adjusted Net Loss........................        $   (25.6)          $   (35.3)
                                                          =========           =========

         Basic and diluted loss per share:

         Reported Net Loss........................        $   (0.31)          $   (0.89)
           Gooodwill amortization.................               --                0.32
           Indefinite-Lived Intangible
              Asset amortization..................               --                0.06
                                                          ---------           ---------
         Adjusted.................................        $   (0.31)          $   (0.51)
                                                          =========           ==========

13. CONSOLIDATING CONDENSED FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

     Certain subsidiaries of the Company (as listed below, collectively the "Guarantor Subsidiaries") have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company's Senior Credit Agreements.

Federal-Mogul Venture Corporation       Federal-Mogul Dutch Holdings Inc.  Felt Products Mfg. Co.
Federal-Mogul Global Properties Inc.    Federal-Mogul UK Holdings Inc.     Ferodo America, Inc.
Carter Automotive Company               F-M UK Holdings Limited            McCord Sealing, Inc.
Federal-Mogul Worldwide Inc.            Federal-Mogul Global Inc.
Federal-Mogul Ignition Company          T&N Industries, Inc.
Federal-Mogul Products, Inc.            Federal-Mogul Powertrain, Inc.
Federal-Mogul Piston Rings, Inc.        Federal-Mogul Mystic, Inc.

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

     The consolidating condensed financial information of the Guarantor subsidiaries as of March 31, 2001 and for the period then ended has been restated to include Federal-Mogul Mystic, Inc., Felt Products Mfg. Co., Ferodo America, Inc., and McCord Sealing, Inc.

     As a result of the Restructuring Proceedings (see Note 2 "Voluntary Reorganization Under Chapter 11 and Administration") certain of the liabilities, as shown below, were Liabilities Subject to Compromise as of the Petition date:

                                                                           Guarantor     Non-Guarantor
                                                                Parent    Subsidiaries   Subsidiaries     Consolidated
                                                                --------  ------------   -------------    ------------
         Accounts payable...................................    $   40.0       $ 125.8          $ 28.6        $  194.4
         Other accrued liabilities..........................         2.2           1.3            13.2            16.7
         Environmental liabilities..........................        22.4           --              0.6            23.0
         Interest payable...................................        41.0           0.2              --            41.2
         Debt...............................................     3,972.2           1.1              --         3,973.3
         Asbestos liabilities...............................         1.5         239.6         1,306.2         1,547.3
         Company-obligated mandatorily redeemable
           preferred securities of subsidiary holding solely
           convertible subordinated debentures of the Company
                                                                      --            --           448.9           448.9
                                                                --------       -------        --------        --------
                                                                $4,079.3       $ 368.0        $1,797.5        $6,244.8
                                                                ========       =======        ========        ========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended March 31, 2002
(Millions of Dollars)

                                                              (Unconsolidated)
                                                   --------------------------------------
                                                                                Non-
                                                               Guarantor      Guarantor
                                                   Parent    Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                   ------    ------------    ------------    ------------   ------------

Net sales........................................  $315.0       $444.3          $745.4         $(158.6)       $1,346.1
Cost of products sold............................   256.2        355.0           632.2          (158.6)        1,084.8
                                                   ------       ------          ------         -------        --------
    Gross margin.................................    58.8         89.3           113.2             --            261.3
Selling, general and administrative expenses.....    64.9         63.1            85.4             --            213.4
Amortization of other intangible assets..........     1.4          1.0             1.2             --              3.6
Restructuring charge.............................     --           --              9.5             --              9.5
Interest expense, net............................    31.5          --             (1.2)            --             30.3
Chapter 11 and Administration related
  reorganization expenses........................    14.9          --              --              --             14.9
Other (income) expense, net......................   (20.0)       (32.0)           53.0             --              1.0
                                                   ------       ------          ------         -------        --------
Earnings (loss) before income taxes and
  equity in earnings (losses) of  subsidiaries...   (33.9)        57.2           (34.7)            --            (11.4)
                                                   ------       ------          ------         -------        --------
Income tax expense...............................     --           7.7             6.5             --             14.2
                                                   ------       ------          ------         -------        --------
Earnings (loss) before equity in earnings
  (losses) of subsidiaries.......................   (33.9)        49.5           (41.2)            --            (25.6)
Equity in earnings (losses) of subsidiaries......     8.3         12.6             --            (20.9)            --
                                                   ------       ------           -----         -------        --------
Net Earnings (Loss) .............................  $(25.6)      $ 62.1          $(41.2)        $ (20.9)       $  (25.6)
                                                   ======       ======          ======         =======        ========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended March 31, 2001
(Millions of Dollars)


                                                                 (Unconsolidated)
                                                     --------------------------------------
                                                                                  Non-
                                                                Guarantor      Guarantor
                                                     Parent     Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                     -------    ------------   ------------   ------------  ------------
Net sales                                            $ 334.0          $477.0         $716.2      $ (76.5)      $ 1,450.7
Cost of products sold                                  277.2           389.9          556.8        (76.5)        1,147.4
                                                     -------          ------         ------      -------       ---------
  Gross margin                                          56.8            87.1          159.4           --           303.3
Selling, general and administrative expenses            73.9            56.7           97.0           --           227.6
Amortization of goodwill and other intangible
  assets                                                 5.1            11.8           13.5           --            30.4
Restructuring charge                                    14.5             --            15.3           --            29.8
Adjustment of assets held for sale and other
  long-lived assets to fair value                        0.6             --             --            --             0.6
Interest expense, net                                   80.4             0.1            2.1           --            82.6
Other (income) expense, net                             89.1           (19.0)         (63.6)          --             6.5
                                                     -------          ------         ------      -------       ---------
  Earnings (loss) before income taxes and
    equity in earnings (loss) of                      (206.8)           37.5           95.1           --          (74.2)
subsidiaries

Income tax expense (benefit)                           (33.1)            6.0           15.1           --          (12.0)
                                                     -------          ------         ------           --       --------
  Earnings (loss) before equity in earnings
    (loss) of subsidiaries                            (173.7)           31.5           80.0           --          (62.2)
Equity in earnings (loss) of subsidiaries              111.5            30.0            --        (141.5)            --
                                                     -------          ------         ------      -------       --------
Net Earnings (Loss)                                  $ (62.2)         $ 61.5         $ 80.0      $(141.5)      $  (62.2)
                                                     =======          ======         ======      =======       ========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
March 31, 2002
(Millions of Dollars)


                                                                    (Unconsolidated)
                                                        -----------------------------------------
                                                                                         Non-
                                                                        Guarantor     Guarantor
                                                          Parent       Subsidiaries  Subsidiaries    Eliminations     Consolidated
                                                        ---------      ------------  ------------    ------------     ------------
                        ASSETS
Cash and equivalents..............................      $    22.9        $    6.7       $  286.2       $     --         $  315.8
Accounts receivable...............................          545.5             --           477.9             --          1,023.4
Inventories.......................................           63.9           337.9          344.7             --            746.5
Deferred taxes....................................           13.8             --            41.6             --             55.4
Prepaid expenses and income tax benefits..........           42.5            40.2           82.7             --            165.4
                                                        ---------        --------       --------       ---------        --------
     Total Current Assets.........................          688.6           384.8        1,233.1             --          2,306.5
Property, plant and equipment.....................          248.8           703.8        1,168.7             --          2,121.3
Goodwill..........................................          529.9           947.1        1,236.5             --          2,713.5
Other intangible assets...........................           89.8           279.1          238.2             --            607.1
Investment in subsidiaries........................        6,362.3         2,783.3            --         (9,145.6)            --
Intercompany accounts, net........................       (2,430.3)        2,317.1          113.2             --              --
Asbestos-related insurance recoverable............            --            171.9          540.7             --            712.6
Other noncurrent assets...........................          112.2            42.3          378.3             --            532.8
                                                        ---------        --------       --------       ---------        --------
     Total Assets.................................      $ 5,601.3        $7,629.4       $4,908.7       $(9,145.6)       $8,993.8
                                                        =========        ========       ========       =========        ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt, including current portion of
   long-term debt.................................      $     --         $    0.8       $   14.2       $     --         $   15.0
Accounts payable..................................           68.3            67.7          192.5             --            328.5
Accrued compensation..............................           65.9            27.7          118.0             --            211.6
Restructuring and rationalization reserves........           13.1            12.9           55.4             --             81.4
Other accrued liabilities.........................           74.9           132.0          221.6             --            428.5
                                                        ---------        --------       --------       ---------        --------
     Total Current Liabilities....................          222.2           241.1          601.7             --          1,065.0
Long-term debt....................................          243.9             --            14.8             --            258.7
Postemployment benefits...........................          636.1             0.2          181.1             --            817.4
Other accrued liabilities.........................           81.3             0.5          160.5             --            242.3
Minority interest in consolidated subsidiaries....           19.6            27.1            --              --             46.7
Liabilities subject to compromise.................        4,079.3           368.0        1,797.5             --          6,244.8
Shareholders' Equity..............................          318.9         6,992.5        2,153.1        (9,145.6)          318.9
                                                        ---------        --------       --------       ---------        --------
     Total Liabilities and Shareholders' Equity...      $ 5,601.3        $7,629.4       $4,908.7       $(9,145.6)       $8,993.8
                                                        =========        ========       ========       =========        ========

Federal- Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
December 31, 2001
(Millions of Dollars)


                                                                    (Unconsolidated)
                                                         --------------------------------------
                                                                                      Non-
                                                                     Guarantor      Guarantor
                                                          Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                         --------   ------------   ------------   ------------   ------------

                      ASSETS

Cash and equivalents.................................   $    74.0     $    3.5        $ 269.4      $      --       $  346.9
Accounts receivable..................................       522.5           --          422.3             --          944.8
Inventories..........................................        76.8        303.2          341.9             --          721.9
Deferred taxes.......................................        16.0           --           39.4             --           55.4
Prepaid expenses and income tax benefits.............        47.1         42.5           88.0             --          177.6
                                                        ---------     --------       --------      ---------       --------
     Total Current Assets............................       736.4        349.2        1,161.0             --        2,246.6
Property, plant and equipment........................       263.6        702.5        1,197.6             --        2,163.7
Goodwill.............................................       563.6        935.1        1,240.2             --        2,738.9
Other intangible assets..............................        91.9        289.9          242.9             --          624.7
Investment in subsidiaries...........................     6,366.8      2,839.9             --       (9,206.7)            --
Intercompany accounts, net...........................    (2,400.5)     2,277.2          123.3             --             --
Asbestos-related insurance recoverable...............          --        162.7          560.5             --          723.2
Other noncurrent assets..............................       130.4         44.8          380.9             --          556.1
                                                        ---------     --------       --------      ---------       --------
     Total Assets....................................   $ 5,752.2     $7,601.3       $4,906.4      $(9,206.7)      $9,053.2
                                                        =========     ========       ========      ==========      ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt, including current portion of
   long-term debt ...................................   $      --     $    0.5       $   24.4      $      --       $   24.9
Accounts payable ....................................        61.6         50.4          187.5             --          299.5
Accrued compensation ................................        63.4         24.1          106.4             --          193.9
Restructuring and rationalization reserves ..........        25.3         13.8           42.0             --           81.1
Other accrued liabilities ...........................        85.0        130.1          167.8             --          382.9
                                                        ---------        -----       --------      ---------       --------
     Total Current Liabilities ......................       235.3        218.9          528.1             --          982.3
Long-term debt ......................................       250.0           --           16.7             --          266.7
Postemployment benefits .............................       655.1          0.1          164.6             --          819.8
Other accrued liabilities ...........................        87.8          0.5          170.2             --          258.5
Minority interest in consolidated subsidiaries ......        22.1         28.2             --             --           50.3
Liabilities subject to compromise ...................     4,082.9        358.2        1,815.5             --        6,256.6
Shareholders' Equity ................................       419.0      6,995.4        2,211.3       (9,206.7)         419.0
                                                        ---------      -------       --------      ----------       -------
     Total Liabilities and Shareholders' Equity .....   $ 5,752.2     $7,601.3       $4,906.4      $(9,206.7)      $9,053.2
                                                        =========     ========       ========      ==========      ========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2002
(Millions of Dollars)

                                                    (Unconsolidated)
                                         --------------------------------------
                                                   Guarantor      Non-Guarantor
                                         Parent    Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                         -------   ------------   -------------   ------------  ------------
Net Cash Provided From (Used By)
    Operating Activities .............   $(12.9)      $ 50.9        $ (6.5)          $  --         $ 31.5

Cash Provided From (Used By) Investing
    Activities:
Expenditures for property, plant and       (6.1)       (18.3)        (39.1)             --          (63.5)
  equipment and other long-term assets
Proceeds from sales of businesses ....      5.9          6.0           9.9              --           21.8
                                         ------       ------         -----           ------        ------
      Net Cash Used By
        Investing Activities .........     (0.2)       (12.3)        (29.2)             --          (41.7)

Cash Provided From (Used By) Financing
  Activities:
Principal payments on long-term debt .      --           --           (1.9)             --           (1.9)
Principal payments on DIP credit
  facility............................     (6.1)         --            --               --           (6.1)
Increase (decrease) in short-term debt      --           0.3         (10.2)             --           (9.9)
Change in intercompany accounts ......    (28.9)       (35.7)         64.6              --             --
Other ................................     (3.0)         --            --               --           (3.0)
                                         ------       ------         -----           ------        ------
      Net Cash Provided From (Used By)
        Financing Activities .........    (38.0)       (35.4)         52.5              --          (20.9)
                                         ------       ------         -----           ------        ------


      Net Increase (Decrease) in Cash
        and Equivalents ..............   $(51.1)      $  3.2        $ 16.8           $  --         $(31.1)
                                         ======       ======        ======           ======        ======

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2001
(Millions of Dollars)


                                                                    (Unconsolidated)
                                                        -----------------------------------------
                                                                                         Non-
                                                                        Guarantor     Guarantor
                                                          Parent       Subsidiaries  Subsidiaries    Eliminations     Consolidated
                                                        ---------      ------------  ------------    ------------     ------------
Net Cash Provided From (Used By)
   Operating Activities                                  $(128.4)         $ 42.6       $  4.9          $    --           $(80.9)

Expenditures for property, plant and equipment
        and other long-term assets                          (8.1)          (24.8)       (32.1)              --            (65.0)
                                                         -------          ------       ------          -------           ------
     Net Cash Used By Investing Activities                  (8.1)          (24.8)       (32.1)              --            (65.0)

Cash Provided From (Used By) Financing
    Activities:

Proceeds from issuance of long-term debt                   236.0              --           --               --            236.0
Principal payments on long-term debt                       (13.3)           (2.4)        (6.4)              --            (22.1)
Decrease in short-term debt                                (24.7)           (0.8)        (6.6)              --            (32.1)
Fees paid for debt issuance and other securities           (14.2)             --           --               --            (14.2)
Change in intercompany accounts                             (8.2)          (18.0)        26.2               --               --
Sale of accounts receivable under securitization           (48.2)             --           --               --            (48.2)
Dividends                                                   (0.7)             --           --               --             (0.7)
Other                                                        3.0              --           --               --              3.0
                                                         -------          ------       ------          -------           ------
     Net Cash Provided From (Used By)
        Financing Activities                               129.7           (21.2)        13.2               --            121.7
                                                         -------          ------       ------          -------           ------
     Net Decrease in Cash and
        Equivalents                                      $  (6.8)         $ (3.4)      $(14.0)         $    --           $(24.2)
                                                         =======          ======       ======          =======           ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



OVERVIEW:

     Federal-Mogul Corporation (the "Company" or "Federal-Mogul") is an automotive parts manufacturer providing innovative solutions and systems to global customers in the automotive, small engine, heavy-duty and industrial markets. The Company manufactures engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, sintered products, sealing systems, systems protection sleeving products, fuel systems, wipers, lighting, ignition, brake, friction and chassis products. The Company's principal customers include many of the world's original equipment ("OE") manufacturers of such vehicles and industrial products. The Company also manufactures and supplies its products to the aftermarket.

VOLUNTARY BANKRUPTCY FILING:

     On October 1, 2001 (the "Petition Date"), Federal-Mogul Corporation and all of its wholly owned United States subsidiaries filed voluntary petitions for reorganization (the "U.S. Restructuring") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Also on October 1, 2001, certain of the Company's United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the "U.K. Restructuring") under the United Kingdom Insolvency Act of 1986 (the "Act") in the High Court of Justice, Chancery division in London, England (the "High Court"). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the "Debtors". The U.S. Restructuring and U.K. Restructuring are herein referred to as the "Restructuring Proceedings". The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company's non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above. The Chapter 11 Cases are discussed in Note 2 to the condensed consolidated financial statements.

     The Debtors filed for relief under Chapter 11 to address the growing demands on the Company's cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in Note 7 to the condensed consolidated financial statements.

CONTINUING OPERATIONS

THREE-MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE-MONTHS ENDED MARCH 31, 2001

RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Net Sales: Consolidated net sales by reportable segment for the three-months ended March 31, 2002 and 2001 were as follows (in millions):

                                        2002       2001       Change
                                        ----       ----       ------
       Powertrain                    $  430.3   $  449.4    $  (19.1)
       Sealing Systems and
         Systems Protection             148.4      154.7        (6.3)
       Friction                          86.6       90.2        (3.6)
       Aftermarket                      572.9      616.8       (43.9)
       Other, including Corporate        94.7       92.3         2.4
       Divested Operations               13.2       47.3       (34.1)
                                     --------   --------    --------
         Total                       $1,346.1   $1,450.7    $ (104.6)
                                     ========   ========    ========

Gross Margin: Consolidated gross margin by reportable segment for the three-months ended March 31, 2002 and 2001 was (in millions): 2002 2001 Change

             Powertrain                     $ 68.7  $ 87.2  $(18.5)
             Sealing Systems and
               Systems Protection             26.5    34.8    (8.3)
             Friction                         24.4    15.1     9.3
             Aftermarket                     126.3   138.6   (12.3)
             Other, including Corporate       11.4    16.0    (4.6)
             Divested Operations               4.0    11.6    (7.6)
                                            ------   -----   -----
             Total                          $261.3  $303.3  $(42.0)
                                            ======  ======  ======

Powertrain:

Net sales for the first quarter of 2002 were $430.3 million compared to $449.4 million in the same quarter of 2001. The sales decline is primarily attributable to negative foreign currency exchange in Europe and customer pricing reductions in both North America and Europe. Stronger OE sales volumes in North America partially offset the adverse impact of foreign currency and pricing.

Gross margin was 16.0% of sales for the first quarter of 2002 compared to 19.4% for the same quarter in 2001. The decrease is primarily attributable to customer pricing reductions and adverse product line mix as well as certain costs incurred for future OE product launches.

Sealing Systems and Systems Protection:

Net sales for the first quarter of 2002 were $148.4 million compared to $154.7 million in the same quarter of 2001. The sales decline is largely attributable to negative foreign currency exchange in Europe and customer pricing reductions primarily in North America offset by increased volumes in Systems Protection.

Gross margin was 17.9% for the first quarter 2002 compared to 22.5% for the same quarter in 2001. The decrease is primarily attributable to customer pricing reductions, adverse product mix in North America, and increased employee benefit costs outpacing productivity actions.

Friction:

Net sales for the first quarter of 2002 were $86.6 million compared to $90.2 million in the same quarter of 2001. Sales decreased primarily due to the softening of the North America heavy-duty market, the impact of negative foreign currency exchange in Europe and customer pricing reductions.

Gross margin was 28.2% for the first quarter of 2002 compared to 16.7% for the same quarter of 2001. Offsetting the negative impact of pricing and foreign currency exchange was significant productivity improvement in the North American operations following extensive restructuring efforts undertaken in 2001.

Aftermarket:

Net sales for the first quarter of 2002 were $572.9 million compared to $616.8 million in the same quarter of 2001. The sales decrease was primarily attributable to North America operations where replacement trends for certain product lines were adversely impacted by the extremely mild weather experienced during the first three months of 2002. Sales did increase slightly in Latin America, however this increase was offset by unfavorable foreign currency exchange in Europe.

Gross margin was 22.0% for the first quarter of 2002 compared to 22.5% for the same quarter in 2001. The slight decrease was entirely due to product line and geographic mix shifts.

Other:

Other primarily includes sales from certain businesses including Lighting, European wipers and ignition, as well as Asia Pacific, South America and other Corporate functions. Net sales for the first quarter of 2002 were $94.7 million compared to $92.3 million in the same quarter of 2001. Sales increased due to a $10.0 million increase in Lighting sales attributable to production ramp-up of certain OE programs launched in mid 2001. The increase in Lighting was offset by a $4.0 million decrease in South America sales attributable to economic instability in certain countries, a $2.2 million decrease in wipers and a $1.3 million decrease in Asia Pacific sales.

Gross margin was 12.0% for the first quarter of 2002 as compared to 17.3% for the same quarter in 2001. The decrease is primarily attributable to the negative impact of foreign currency exchange.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses as a percent of net sales increased to 15.9% for the first quarter 2002 as compared to 15.7% for the same quarter of 2001. Year over year inflationary pressures from increasing employee health and welfare costs, certain employee incentive and retention programs and the effect of lower actuarial returns on the Company's pension plan assets, were partially offset by salaried merit freezes and the elimination of Company 401(k) matching contributions. Notwithstanding, year over year sales volume decreases contributed to the increase in selling, general and administrative reductions as a percentage of net sales volume.

Interest Expense, net:

Interest expense, net was $30.3 million in the first quarter of 2002 compared to $82.6 million for the same quarter of 2001. This decrease is a result of not accruing or paying interest on certain pre-petition debt. The effect of not accruing the contractual interest on pre-petition debt was $39.6 million in the quarter.

Income Tax Expense

     For the three months ended March 31, 2002, the Company recorded income tax expense of $14.2 million on a loss of $11.4 million before income taxes and extraordinary items, compared to income tax benefits of $12.0 million on a loss of $74.2 million before income taxes in the same period of 2001. Income tax expense for the three months ended March 31, 2002, resulted primarily from not providing a tax benefit for current losses in the United States and from specific interest expense deductions in the U.K.

     Through the petition date, tax expense had historically differed from income taxes currently payable due to timing differences most significantly related to asbestos payments. As a result of the Restructuring Proceedings, the company does not expect to make payments for the settlement of asbestos claims in the near term, and as such, income taxes payable in the U.K. may increase. The company does not expect the effect of suspended asbestos payment to have a significant effect on income taxes payable in the U.S. in the near term.

Amortization Expense:

During the three months ended March 31, 2002, and 2001, respectively, the Company recognized amortization expense of $3.6 million and $30.4 million, respectively. Amortization expense for the three months ended March 31, 2002 related primarily to developed technologies and other amortized intangible assets. Excluded from amortization expense in the first quarter of 2002 was expense related to goodwill and trademarks which are no longer subject to amortization under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The Company continues to evaluate the impairment test required by SFAS No.142 and expects to record the cumulative effect of the change in accounting principle as of January 1, 2002 during the second quarter of 2002. Initial assessments indicate that this adjustment will require a substantial write-off of its $2.7 billion of goodwill recorded at March 31, 2002.

LITIGATION & ENVIRONMENTAL CONTINGENCIES

     For a summary of material contingencies as a result of those lawsuits, refer to Note 7 of the condensed consolidated financial statements, "Asbestos Liability and Legal Proceedings".

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided From Operating Activities

     Cash flow provided from operating activities was $31.5 million for the first three months of 2002. Among the factors impacting operating cash flows were income tax and value-added tax refunds received during the quarter. Operating cash was also positively impacted by not making asbestos payments due to the Restructuring Proceedings. Asbestos payments in the first quarter of 2001 amounted to $88.3 million.

Cash Flow Used By Investing Activities

     Cash flow used by investing activities was $41.7 million in the first three months of 2002. Among the factors impacting investing cash flows were capital expenditures of $63.5 million made for property, plant and equipment to implement process improvements, increase manufacturing capacity, and introduce new products offset by proceeds from the sales of businesses of $21.8 million.

     The Company anticipates that 2002 capital expenditures, exclusive of acquisitions and investments in affiliates, will be at approximately $365.0 million. The Company expects that funding for these expenditures will be from cash on hand, cash provided from operations and external sources as required.

Cash Flow Used By Financing Activities

     Cash flow used by financing activities was $20.9 million for the first three months of 2002 primarily resulting from repayments of certain international debt and a required repayment on its debtor-in-possession credit facility ("DIP credit facility") due to proceeds received from a divested business.

     To meet its liquidity needs over the next two years, the Company entered into a DIP credit facility in the aggregate amount of $675 million, under which it has borrowed $244.6 million as of March 31, 2002. The Company had $329.0 million available for borrowings at March 31, 2002. Available borrowings are impacted by the underlying collateral at any point in time, consisting of domestic fixed assets, accounts receivable and inventory. Further, any outstanding letters of credit reduce the amount available under the facility. The DIP credit facility has been approved by the Bankruptcy court as well as various creditors' committees. The DIP credit facility expires in October, 2003 and bears interest at either alternate base rate ("ABR") plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus
3.5 percentage points. The ABR is the greatest of either the bank's prime rate or the base CD rate plus 1 percentage point or the fed funds rate plus 1/2 percentage point.

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

     The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, the Bankruptcy Court's approval of management's plans and the availability of financing. Management believes that cash on hand and cash flow from operations, in conjunction with borrowings available from its DIP credit facility, will be sufficient to fund capital expenditures and meet its post-petition operating obligations in the short-term. In the long term, the Company believes that the benefits from the previously announced restructuring programs and favorable resolution of its asbestos liability through Chapter 11 should provide adequate long-term cash flows. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company. Also, certain obligations, particularly asbestos obligations, can be impacted by factors outside the Company's control.

     At March 31, 2002 the Company was in compliance with all debt covenants under its existing DIP credit facility. Based on current forecasts, the Company expects to be in compliance throughout 2002. Changes in the business environment, market factors, macroeconomic factors, or the Company's ability to achieve its forecasts and other factors outside of the Company's control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As currency exchange rates change, translation of the statements of operations of the Company's international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of shareholders' equity for the Company's foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the US dollar as the functional currency. The Company's equity was reduced by $75.1 million during the three months ended March 31, 2002, primarily due to cumulative translation adjustments resulting from changes in the U.S. dollar to the Euro and the British Pound.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
          -----------------

          (a)  Contingencies.
               Note 7 to the Consolidated Condensed Financial Statements, "Asbestos Liability and Legal Proceedings", that is included in Part I of this report, is incorporated herein by reference.

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

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits:

                None

          (b)  Reports on Form 8-K:

               (1) On February 25, 2002, the Company filed a Current Report on Form 8-K to announce the appointment of Jane L. Warner to the Company's Board of Directors.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FEDERAL-MOGUL CORPORATION

                            By: /s/ G. Michael Lynch
                               ----------------------
                                G. Michael Lynch
                          Executive Vice President and Chief Financial Officer,
                                Principal Financial Officer

                            By: /s/ William G. Quigley III
                               ----------------------------
                                William G. Quigley III
                            Vice President and Controller,
                                Chief Accounting Officer

Dated:  May 8, 2002