Form 10-Q
period 2002-06-30
FEDERAL MOGUL CORP
filed 2002-08-14
CIK 34879

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.    Yes  X     No ___
                             ---

As of July 31, 2002, there were 82,383,257 outstanding shares of the registrant's $5.00 stated value common stock.

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

     Forward-looking statements include, without limitation, financial projections, estimates and statements regarding plans, objectives and expectations of the Company and its management, as well as the Company's views regarding industry and economic conditions and trends. Forward-looking statements include, without limitation, plans to implement restructuring initiatives relating to manufacturing and warehouse facilities, plans to address issues related to financing of the Company's business operations, statements regarding industry conditions, and statements regarding the scope and effect of asbestos liabilities and any plan(s) of reorganization and scheme(s) of arrangement associated with the Company's filing for Chapter 11 in the U.S. and Administration in the U.K.

     Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, experience or achievements of the Company to differ materially from any future results, performance, experience or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, without limitation, fluctuation in demand and pricing for both original equipment and replacement components in the automotive, heavy-duty vehicular and industrial markets, the effect of certain global and regional economic conditions, the ability of the Company to control operating and other costs, legal proceedings and claims (including environmental and asbestos matters) involving the Company, changes in the Company's relationships with customers and suppliers, the effect of the Chapter 11 voluntary reorganization filing by the Company and its wholly owned U.S. subsidiaries and filings of certain of the Company's U.K. subsidiaries for Chapter 11 and Administration, legislative risks and uncertainties, and other factors, some of which are beyond the Company's control.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Millions of Dollars, Except Per Share Amounts)

                                                                   Three Months Ended           Six Months Ended
                                                                         June 30                     June 30
                                                                         -------                     -------
                                                                    2002          2001          2002         2001
                                                                    ----          ----          ----         ----
Net sales ......................................................    $ 1,442.3     $ 1,425.4     $ 2,788.4   $ 2,876.1
Cost of products sold ..........................................      1,151.0       1,126.4       2,235.8     2,273.8
                                                                    ---------     ---------     ---------   ---------
   Gross margin ................................................        291.3         299.0         552.6       602.3
Selling, general and administrative expenses ...................        213.4         203.6         426.8       431.2
Amortization of goodwill and other intangible assets ...........          3.5          29.8           7.1        60.2
Restructuring charges ..........................................          1.5           2.1          11.0        31.9
Adjustment of assets held for sale and other long-lived
  assets to fair value .........................................          2.6           0.1           2.6         0.7
Interest expense, net ..........................................         29.9          81.2          60.2       163.8
Chapter 11 and Administration related reorganization
  expenses .....................................................         18.5            --          33.4          --
Gain on extinguishment of debt .................................           --         (25.1)           --       (25.1)
Other income, net ..............................................        (14.8)        (27.8)        (13.8)      (21.3)
                                                                    ---------     ---------     ---------   ---------
      Earnings (loss) before income tax expense and
        cumulative effect of change in accounting
        principle ..............................................         36.7          35.1          25.3       (39.1)
Income tax expense .............................................         20.7          52.6          50.5        40.6
                                                                    ---------     ---------     ---------   ---------
      Earnings (loss) before cumulative effect of change
        in accounting principle ................................         16.0         (17.5)        (25.2)      (79.7)
Cumulative effect of change in accounting principle, net
      of applicable income tax benefit .........................           --            --       1,428.4          --
                                                                    ---------     ---------     ---------   ---------
           Net Earnings (Loss) .................................         16.0         (17.5)     (1,453.6)      (79.7)
Preferred dividends ............................................           --           0.4            --         0.8
                                                                    ---------     ---------     ---------   ---------
Net Earnings (Loss) Attributable to Common Shareholders ........    $    16.0     $   (17.9)    $(1,453.6)  $   (80.5)
                                                                    =========     =========     =========   =========

Earnings (Loss) Per Common Share:
Basic
  Earnings (Loss) Per Common Share before cumulative
    effect of change in accounting principle ...................    $    0.19     $   (0.25)    $   (0.31)  $   (1.14)
                                                                    =========     =========     =========   =========
  Net Earnings (Loss) Per Common Share .........................    $    0.19     $   (0.25)    $  (17.65)  $   (1.14)
                                                                    =========     =========     =========   =========

Diluted
  Earnings (Loss) Per Common Share before cumulative
    effect of change in accounting principle ...................    $    0.17     $   (0.25)    $   (0.31)  $   (1.14)
                                                                    =========     =========     =========   =========

  Net Earnings (Loss) Per Common Share .........................    $    0.17     $   (0.25)    $  (17.65)  $   (1.14)
                                                                    =========     =========     =========   =========

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Millions of Dollars)

                                                                                         (Unaudited)
                                                                                           June 30      December 31
                                                                                             2002          2001
                                                                                         -----------    -----------
                                     ASSETS

Cash and equivalents ...............................................................     $    350.5     $    346.9
Accounts receivable ................................................................        1,103.4          944.8
Inventories ........................................................................          786.7          721.9
Deferred taxes .....................................................................           62.0           55.4
Other current assets ...............................................................          171.0          177.6
                                                                                         -----------    -----------
     Total Current Assets ..........................................................        2,473.6        2,246.6
Property, plant and equipment, net .................................................        2,217.4        2,163.7
Goodwill ...........................................................................        1,454.5        2,738.9
Other intangible assets, net .......................................................          457.1          624.7
Asbestos-related insurance recoverable .............................................          751.8          723.2
Other noncurrent assets ............................................................          550.0          556.1
                                                                                         -----------    -----------
     Total Assets ..................................................................     $  7,904.4     $  9,053.2
                                                                                         ===========    ===========
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Short-term debt, including current portion of long-term debt .......................     $     17.4     $     24.9
Accounts payable ...................................................................          351.6          299.5
Accrued compensation ...............................................................          237.8          193.9
Restructuring and rationalization reserves .........................................           78.6           81.1
Other accrued liabilities ..........................................................          460.9          382.9
                                                                                         -----------    -----------
     Total Current Liabilities .....................................................        1,146.3          982.3
Long-term debt .....................................................................          259.9          266.7
Postemployment benefits ............................................................          847.3          819.8
Other accrued liabilities ..........................................................          237.5          258.5
Minority interest in consolidated subsidiaries .....................................           47.2           50.3

Liabilities subject to compromise ..................................................        6,250.4        6,256.6

Shareholders' Equity (Deficit):
   Series C ESOP preferred stock ...................................................           28.0           28.0
   Common stock ....................................................................          411.9          411.9
   Additional paid-in capital ......................................................        1,845.1        1,844.6
   Accumulated deficit .............................................................       (2,568.6)      (1,115.0)
   Accumulated other comprehensive loss ............................................         (600.4)        (750.1)
   Other ...........................................................................           (0.2)          (0.4)
                                                                                         -----------    -----------
     Total Shareholders' Equity (Deficit) ..........................................         (884.2)         419.0
                                                                                         -----------    -----------
     Total Liabilities and Shareholders' Equity (Deficit) ..........................     $  7,904.4     $  9,053.2
                                                                                         ===========    ===========

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Millions of Dollars)

                                                                                                     (Unaudited)
                                                                                                   Six Months Ended
                                                                                                        June 30
                                                                                                        -------
                                                                                                  2002          2001
                                                                                               -----------    ---------
Cash Provided From (Used By) Operating Activities
   Net loss ...............................................................................    $ (1,453.6)    $  (79.7)
   Adjustments to reconcile net loss to net cash provided from (used by) operating activities:
     Cumulative effect of change in accounting principle ..................................       1,464.5           --
     Depreciation and amortization ........................................................         136.8        191.1
     Gain on extinguishment of debt .......................................................            --        (25.1)
     Restructuring charges ................................................................          11.0         31.9
     Chapter 11 and Administration related reorganization expenses ........................          33.4           --
     Adjustment of assets held for sale and other long-lived assets to fair value .........           2.6          0.7
     Postemployment benefits ..............................................................           7.0         (0.4)
     (Increase) decrease in accounts receivable ...........................................        (122.5)        11.4
     (Increase) decrease in inventories ...................................................         (48.2)        34.7
     Increase in accounts payable .........................................................          21.2         17.8
     Changes in other assets and liabilities ..............................................         108.3          5.8
     Payments against restructuring and rationalization reserves ..........................         (17.8)       (37.5)
     Payments for Chapter 11 and Administration related reorganization expenses ...........         (36.2)          --
     Payments against asbestos liability, net of insurance receipts .......................            --       (170.7)
                                                                                               -----------    ---------
        Net Cash Provided From (Used By) Operating Activities .............................         106.5        (20.0)
Cash Provided From (Used By) Investing Activities
   Expenditures for property, plant and equipment and other long-term assets ..............        (127.2)      (146.0)
   Proceeds from sale of property, plant and equipment ....................................            --         19.0
   Proceeds from sales of businesses ......................................................          21.8        160.2
                                                                                               -----------    ---------
        Net Cash Provided From (Used By) Investing Activities .............................        (105.4)        33.2
Cash Provided From (Used By) Financing Activities
   Proceeds from issuance of long-term debt ...............................................           1.5        346.8
   Principal payments on long-term debt ...................................................          (1.9)      (135.5)
   Principal payments on DIP credit facility ..............................................          (6.1)          --
   Decrease in short-term debt ............................................................          (7.5)       (25.3)
   Fees paid for debt agreements ..........................................................            --        (18.5)
   Repurchase of accounts receivable under securitization .................................            --       (129.6)
   Dividends ..............................................................................            --         (1.5)
   Other ..................................................................................            --          1.4
                                                                                               -----------    ---------
        Net Cash Provided From (Used By) Financing Activities .............................         (14.0)        37.8
                                                                                               -----------    ---------
        Effect of Foreign Currency Exchange Rate Fluctuations on Cash .....................          16.5         (4.8)
                                                                                               -----------    ---------
        Increase in Cash and Equivalents ..................................................           3.6         46.2
Cash and Equivalents at Beginning of Period ...............................................         346.9        107.2
                                                                                               -----------    ---------
Cash and Equivalents at End of Period .....................................................    $    350.5     $  153.4
                                                                                               ===========    =========

See accompanying notes.

Federal-Mogul Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2002

1.   BASIS OF PRESENTATION

Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain items in the prior year's condensed consolidated financial statements have been reclassified to conform to the presentation used in 2002.

New Accounting Pronouncements

Accounting  for Extraordinary Item:
     On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This pronouncement, among other things, requires certain gains and losses on the extinguishment of debt previously treated as extraordinary items to be classified as income or loss from continuing operations. As a result of the adoption of SFAS No. 145, the Company has reclassified the $25.1 million gain, before income tax expense of $8.8 million, on extinguishment of debt previously recorded as an extraordinary item to other expense and income tax expense, respectively, in its condensed consolidated statements of operations for the three and six months ended June 30, 2001.

Accounting  for Goodwill and Other Intangible Assets:
     On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that was completed after June 30, 2001. The Company has not made acquisitions since such time. Under SFAS No. 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. The Company's adoption of SFAS No. 142 is further discussed in Note 11 to the condensed consolidated financial statements.

Accounting  for Certain Sales Incentives:
     In May 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-14, "Accounting for Certain Sales Incentives", which changes the way companies must account for certain sales incentives offered to customers. The Company has adopted EITF 00-14, effective January 1, 2002. The adoption of EITF 00-14 required the reclassification of $2.2 million and $4.2 million, respectively, of expenditures previously recorded by the Company as selling, general, and administrative expenses to costs of products sold for the three and six month period ended June 30, 2001.

2.   VOLUNTARY REORGANIZATION UNDER CHAPTER 11 AND ADMINISTRATION

     On October 1, 2001 (the "Petition Date"), Federal-Mogul Corporation ("Company" or "Federal-Mogul") and all of its wholly owned United States subsidiaries filed voluntary petitions for reorganization (the "U.S. Restructuring") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Also on October 1, 2001, certain of the Company's United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the "U.K. Restructuring") under the United Kingdom Insolvency Act of 1986 (the "Act") in the High Court of Justice, Chancery division in London, England (the "High Court"). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the "Debtors". The U.S. Restructuring and U.K. Restructuring are herein referred to as the "Restructuring Proceedings". The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited et. al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company's non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above.

     The Restructuring Proceedings were undertaken to resolve the Company's asbestos-related litigation in a fair and equitable manner, to protect the long-term value of the Debtors' businesses and to maintain the Debtors' leadership positions in their markets.

Consequences of the Restructuring Proceedings:

     The U.S. Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of an Administrator approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, all pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors' intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act. However, it is currently impossible to predict with any degree of certainty how a plan of reorganization or a scheme of arrangement will treat asbestos and other pre-petition claims and what impact the Restructuring Proceedings and any plan of reorganization or scheme of arrangement may have on the shares of the Company's common stock and preferred stock. The formulation and implementation of the plan of reorganization or scheme of arrangement could take a significant period of time.

     In the U.S., three creditors' committees, representing asbestos claimants, unsecured creditors and equity holders have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Company expects that the appointed committees, together with the legal representative for the future asbestos claimants will play important roles in the Restructuring Proceedings. In the U.K., the Administrator has appointed a creditor's committee, representing both asbestos claimants and general unsecured creditors. The Company expects this committee to play an important role in the negotiation of any scheme of arrangement.

     As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization within 120 days following the Petition Date with the Bankruptcy Court. The Debtors requested the Bankruptcy Court to extend the period of exclusivity to November 1, 2002, and the request was granted. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan of reorganization is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors. As provided by the Act, the Administrator will propose a scheme of arrangement to the High Court.

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

     The Company is unable to predict at this time what treatment will be accorded under any such plan(s) of reorganization to intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. These arrangements, transactions, and relationships may be challenged by various parties in the Chapter 11 cases, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan(s) of reorganization. The Bankruptcy Court has set March 3, 2003 as a bar date for asbestos property damage claims. It is expected that a bar date will also be set in the future for general and commercial claims and asbestos personal injury claims.

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

Chapter 11 Financing:

     In connection with the Restructuring Proceedings, the Company entered into a $675 million debtor-in-possession ("DIP") credit facility to supplement liquidity and fund operations during the reorganization process. The DIP credit facility expires in October, 2003 and bears interest at either the alternate base rate ("ABR") plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus 3.5 percentage points. The ABR is the greatest of either the bank's prime rate or the base CD rate plus 1 percentage point or the fed funds rate plus 1/2 percentage point. The $675 million commitment is reduced by a portion of the proceeds received from an asset sale or business unit divestiture. The total commitment under the DIP credit facility has been reduced to $659 million as of June 30, 2002 due to a first quarter divestiture (see Note 6).

     At June 30, 2002 the Company had $243.9 million outstanding and $347.8 million available to borrow under its DIP credit facility. Available borrowings under the DIP credit facility are impacted by the underlying collateral at any point in time, consisting of domestic fixed assets, accounts receivable and inventory. Further, any outstanding letters of credit reduce the amount available under the facility. The borrowings were used to pay off the Company's accounts receivable securitization facility during 2001 as a result of the facility being closed in conjunction with the

U.S. Restructuring.

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

     Virtually all of the Company's pre-petition debt is in default. At June 30, 2002, the Debtors' pre-petition debt is classified under the caption "Liabilities Subject to Compromise." This includes debt outstanding of $1,902.2 million under the pre-petition Senior Credit Agreements and $2,118.2 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $45.5 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material.

     As a result of the Restructuring Proceedings, the Company is in default to its affiliate holder of its convertible junior subordinated debentures and is no longer accruing interest expense or making interest payments on the debentures. As a result, the affiliate will no longer have the funds available to pay distributions on the Company-Obligated Mandatorily Redeemable Preferred Securities and stopped accruing and paying such distributions in October 2001. The affiliate is in default on the Company-Obligated Mandatorily Redeemable Preferred Securities. The Company is a guarantor on the outstanding debentures, and, as a result of the default, the Company has become a debtor to the holders of the debentures directly. This liability is a pre-petition liability. As a result, the Company has classified these securities as "Liabilities Subject to Compromise" in the June 30, 2002 consolidated condensed balance sheet.

     As reflected in the consolidated condensed financial statements, "Liabilities subject to compromise" refers to Debtors' liabilities incurred prior to the commencement of the Restructuring Proceedings. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments. Future adjustments may result from
(i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrator; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the Restructuring Proceedings.

     Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. A March 3, 2003 bar date has been set for the filing of proofs of claim against the Debtors. The ultimate number and allowed amount of such claims are not yet known. The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims and certain other pre-petition claims.

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

     The Debtors' condensed combined balance sheets have been adjusted as previously reported to reflect the reclassification of 1) $1.0 billion from Loans Payable, Non-Debtors, to Liabilities subject to compromise at March 31, 2002 and December 31, 2001, and 2) a reduction of approximately $5.8 billion from Investment in Non-Debtor subsidiaries to Stockholders' Equity (Deficit) at December 31, 2001. These changes have no impact on the Debtors' condensed consolidated statements of operations or statements of cash flows as of or for the three months ended March 31, 2002 and the year ended December 31, 2001. These changes also have no impact on Federal-Mogul Corporation's consolidated statements of operations, balance sheets, or statements of cash flows as of or for the three months ended March 31, 2002 and the year ended December 31,2001.

     In addition, as required by SFAS No. 142, the March 31, 2002 condensed consolidated balance sheet has been restated to reflect the adoption of SFAS No. 142.

The condensed combined financial statements of the Debtors are presented as follows:

                            Federal-Mogul Corporation
      Debtors' Condensed Consolidated Statements of Operations (Unaudited)
                              (Millions of Dollars)

                                                                                Three Months       Six Months
                                                                                    Ended             Ended
                                                                                   June 30           June 30
                                                                                        2002              2002
                                                                                ------------      ------------
Net sales ....................................................................         $  997.1          $ 1,931.6
Cost of products sold ........................................................            817.7            1,589.5
                                                                                        -------            -------
   Gross margin ..............................................................            179.4              342.1
Selling, general and administrative expenses .................................            146.0              296.1
Amortization of other intangible assets ......................................              3.1                6.0
Restructuring charges ........................................................              4.0                4.5
Adjustment of assets held for sale and other long-lived
  assets to fair value .......................................................              2.6                2.6
Interest expense, net ........................................................             30.7               61.6
Chapter 11 and Administration related reorganization
  expenses ...................................................................             18.5               33.4
Other income, net ............................................................            (43.0)             (75.6)
                                                                                        -------            -------
        Earnings before income taxes, cumulative effect
          of change in accounting principle and equity
          loss of Non-Debtor subsidiaries ....................................             17.5               13.5
Income tax expense ...........................................................              4.0               28.2
                                                                                        -------            -------
        Earnings before cumulative effect of change in
          accounting principle and equity loss of
          Non-Debtor subsidiaries ............................................             13.5              (14.7)
Cumulative effect of change in accounting principle, net
  of applicable income tax benefit ...........................................               --            1,100.7
                                                                                        -------            -------
Income (Loss) before equity loss of Non-Debtor subsidiaries ..................             13.5           (1,115.4)
                                                                                        -------           --------
Equity earnings (loss) of Non-Debtor subsidiaries ............................              2.5             (338.2)
                                                                                        -------           --------
        Net Earnings (Loss) ..................................................           $ 16.0          $(1,453.6)
                                                                                        =======          =========

                            Federal-Mogul Corporation
                 Debtors' Condensed Consolidated Balance Sheets
                              (Millions of Dollars)

                                                                              (Unaudited)      (Unaudited)
                                                                                June 30         March 31       December 31
                                                                                 2002             2002             2001
                                                                                 ----             ----             ----
                                     ASSETS
Cash and equivalents .....................................................    $    160.3       $    118.0      $     146.5
Accounts receivable ......................................................         664.1            630.3            604.0
Accounts receivable, Non-Debtors .........................................         173.1            180.1            150.5
Inventories ..............................................................         470.2            459.2            440.4
Deferred taxes ...........................................................          44.0             37.3             37.0
Other current assets .....................................................          93.5            102.2            114.7
                                                                              ----------       ----------      -----------
     Total Current Assets ................................................       1,605.2          1,527.1          1,493.1
Property, plant and equipment, net .......................................       1,216.5          1,212.3          1,235.2
Goodwill, net ............................................................       1,224.2          1,170.0          2,202.4
Other intangible assets, net .............................................         469.3            460.8            600.3
Asbestos-related insurance recoverable ...................................         751.8            712.6            723.2
Loans receivable and investments in Non-Debtors ..........................       4,381.7          4,210.8          4,510.0
Other noncurrent assets ..................................................         339.6            427.4            438.0
                                                                              ----------       ----------      -----------
     Total Assets ........................................................    $  9,988.3       $  9,721.0      $  11,202.2
                                                                              ==========       ==========      ===========
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable .........................................................    $    297.8       $    276.2      $     237.1
Accounts payable, Non-Debtors ............................................          57.5             52.4             37.3
Other accrued liabilities ................................................         324.6            316.7            292.2
                                                                              ----------       ----------      -----------
     Total Current Liabilities ...........................................         679.9            645.3            566.6
Long-term debt ...........................................................         243.9            243.9            250.0
Postemployment benefits ..................................................         658.8            656.7            655.9
Other accrued liabilities ................................................          61.2             61.4             75.6
Liabilities subject to compromise ........................................       9,228.9          9,223.3          9,235.1
Shareholders' Equity (Deficit) ...........................................        (884.4)        (1,109.6)           419.0
                                                                              ----------       ----------      -----------
   Total Liabilities and Shareholders' Equity (Deficit) ..................    $  9,988.3       $  9,721.0      $  11,202.2
                                                                              ==========       ==========      ===========

                            Federal-Mogul Corporation
       Debtors' Condensed Consolidated Statement of Cash Flows (Unaudited)
                              (Millions of Dollars)

                                                                                                   Six
                                                                                               Months Ended
                                                                                                 June 30
                                                                                                   2002
                                                                                               ------------
Cash Provided From (Used By)Operating Activities
   Net loss .............................................................................      $  (1,453.6)
   Adjustments to reconcile net loss to net cash provided from operating activities:
     Cumulative effect of change in accounting principle ................................          1,139.5
     Depreciation and amortization ......................................................             80.3
     Chapter 11 and Administration related reorganization expenses ......................             33.4
     Adjustment of assets held for sale and other long-lived assets to fair value .......              2.6
     Equity loss of Non-Debtor subsidiaries .............................................            338.2
     Postemployment benefits ............................................................              1.9
     Changes in working capital, other assets, and other liabilities ....................            (58.1)
     Payments for Chapter 11 and Administration related reorganization expenses .........            (36.2)
     Payments against restructuring and rationalization reserves ........................             (9.6)
                                                                                               ------------
        Net Cash Provided From Operating Activities .....................................             38.4

Cash Provided From (Used By) Investing Activities
   Expenditures for property, plant and equipment and other long-term assets ............            (56.8)
   Proceeds from sales of businesses ....................................................             21.8
                                                                                               ------------
        Net Cash Used By Investing Activities ...........................................            (35.0)
Cash Provided From (Used By) Financing Activities
   Principal payments on DIP credit facility ............................................             (6.1)
                                                                                               ------------
        Net Cash Used By Financing Activities ...........................................             (6.1)

        Effect of Foreign Currency Exchange Rate Fluctuations on Cash ...................             16.5
                                                                                               -----------
        Increase in Cash and Equivalents ................................................             13.8
Cash and Equivalents at Beginning of Period .............................................            146.5
                                                                                               ------------
Cash and Equivalents at End of Period ...................................................      $     160.3
                                                                                               ============

Liabilities subject to compromise are comprised of (in millions):

                                    June 30         March 31      December 31
                                      2002            2002            2001
                                      ----            ----            ----
Debt ...........................   $ 3,975.0       $ 3,973.3      $   3,971.4
Asbestos liabilities ...........     1,558.7         1,547.3          1,550.2
Company-obligated
   mandatorily redeemable
   preferred securities ........       448.9           448.9            449.5
Accounts payable ...............       186.3           194.4            200.2
Interest payable ...............        41.2            41.2             43.7
Environmental liabilities ......        22.8            23.0             23.3
Other accrued liabilities ......        17.5            16.7             18.3
                                   ---------       ---------      -----------
   Subtotal ....................     6,250.4         6,244.8          6,256.6
Intercompany payables to
   Affiliates ..................     2,978.5         2,978.5          2,978.5
                                   ---------       ---------      -----------
Liabilities subject to
   Compromise ..................   $ 9,228.9       $ 9,223.3      $   9,235.1
                                   =========       =========      ===========

      Chapter 11 and Administration related reorganization expenses in the condensed consolidated statements of operations for the three and six month period ending June 30, 2002 consist of legal, financial and advisory fees and other directly related internal costs.

3.  TAXES

      For the six months ended June 30, 2002, the Company recorded income tax expense of $50.5 million on earnings of $25.3 million before income taxes and cumulative effect of change in accounting principle, compared to an income tax expense of $40.6 million on a loss of $39.1 million before income taxes in the same period of 2001. Income tax expense for the six months ended June 30, 2002 resulted primarily from the adjustments to the valuation allowances related to the implementation of SFAS No. 141 and 142, not providing a tax benefit for losses in the United States and from limitations on specific interest expense deductions in the U.K.

4.  OPERATIONS BY REPORTABLE SEGMENT

      The segment information for the three and six months ended June 30, 2001 has been restated to reflect the Company's internal organization changes implemented in September 2001. The Company is a global manufacturer with six reportable segments: Powertrain; Sealing Systems and Systems Protection; Friction; Aftermarket; Other; and Divested Operations.

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

    Friction products are used in automotive, heavy duty, railroad and industrial applications. The primary products of this reportable segment unit include discs, pads and brake shoes.

    Aftermarket provides products from the above segments to the independent automotive and heavy duty aftermarkets as well as the manufacturing operations of North American brake, chassis, ignition, fuel and wipers.

    Other includes the businesses of lighting, European wipers & ignition manufacturing, as well as Asia Pacific, South America and other Corporate functions.

    Divested Operations include the historical operating results of the Company's divestitures (see Note 6).

     The Company has aggregated individual operating segments within its six reportable segments. The accounting policies of the segments are the same as that of the Company. The Company evaluates segment performance based on several factors, including Operational EBIT and major cash flow drivers. Operational EBIT is defined as earnings before interest, income taxes, cumulative effect of change in accounting principle and certain nonrecurring items such as restructuring and impairment charges, Chapter 11 and Administration related reorganization expenses, gains on extinguishment of debt and gains or losses on the sales of businesses. Operational EBIT for each segment is shown below, as it is most consistent with the corresponding condensed consolidated financial statements (in millions).

                                    Net Sales           Operational EBIT           Net Sales            Operational EBIT
                                    ---------           ----------------           ---------            ----------------
                                   Three Months           Three Months            Six Months              Six Months
                                  Ended June 30          Ended June 30           Ended June 30           Ended June 30
                                  -------------          -------------           -------------           -------------
                                 2002       2001        2002        2001        2002        2001        2002        2001
                                ------     ------      ------      ------      ------      ------      ------      ------
Powertrain .................. $   449.2  $   414.0   $    42.2   $    37.1   $   879.5   $   863.4   $    67.3   $    84.1
Sealing Systems and
    Systems Protection ......     158.3      156.5        15.9        12.1       306.7       311.2        24.3        20.9
Friction ....................      94.8       89.8        16.3         4.1       181.4       180.0        29.9         5.9
Aftermarket .................     642.1      630.9        90.4        72.5     1,215.0     1,247.7       158.0       129.1
Other, including Corporate...      97.9       95.7       (76.2)      (62.1)      192.6       188.0      (155.9)     (132.5)
Divested Operations .........        --       38.5          --         2.7        13.2        85.8         1.9         7.9
                              ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------
Total ....................... $ 1,442.3  $ 1,425.4   $    88.6   $    66.4   $ 2,788.4   $ 2,876.1   $   125.5   $   115.4
                              =========  =========   =========   =========   =========   =========   =========   =========

                                                                                 Three Months             Six Months
                                                                                 Ended June 30           Ended June 30
                                                                                 -------------           -------------
Reconciliation:                                                                 2002        2001        2002        2001
                                                                               ------      ------      ------      ------
     Total segments Operational EBIT ......................................  $    88.6   $    66.4   $   125.5   $  115.4
     Net interest and other financing costs ...............................      (29.3)      (91.4)      (60.0)    (184.2)
     Restructuring, impairment and other special charges ..................       (4.1)       (2.2)      (13.6)     (32.6)
     Gain on sale of businesses ...........................................         --        37.2         6.8       37.2
     Chapter 11 and Administration related reorganization expenses ........      (18.5)         --       (33.4)        --
     Gain on extinguishment of debt .......................................         --        25.1          --       25.1
                                                                             ---------   ---------   ---------   --------
        Earnings (loss) before income tax expense and cumulative effect
          of change in accounting principle ...............................  $    36.7   $    35.1   $    25.3   $  (39.1)
                                                                             =========   =========   =========   ========

    Total assets by reportable segment are as follows:

                                           June 30,     December 31,
                                             2002           2001
                                          ---------      ---------
         Powertrain ....................  $ 1,678.5      $ 2,728.6
         Sealing Systems and
             Systems Protection ........    1,094.8        1,031.8
         Friction ......................      314.6          398.9
         Aftermarket ...................    3,465.1        3,360.3
         Other, including Corporate ....    1,247.8        1,429.6
         Divested Operations ...........      103.6          104.0
                                          ---------      ---------
         Total .........................  $ 7,904.4      $ 9,053.2
                                          =========      =========

5.   EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share (in millions of dollars, except per share data):

                                                                                       Three Months             Six Months
                                                                                      Ended June 30           Ended June 30
                                                                                      2002       2001        2002       2001
                                                                                    --------   --------    --------   --------
Numerator:
   Net Earnings (loss) ...........................................................  $   16.0   $   (17.5) $(1,453.6)  $  (79.7)
   Cumulative effect of change in accounting principle, net of applicable
        tax benefit...............................................................        --          --    1,428.4         --
                                                                                    --------   ---------  ---------   --------
   Earnings (loss) before cumulative effect of change in accounting principle ....      16.0       (17.5)     (25.2)     (79.7)
   Series C preferred dividend requirement .......................................        --        (0.4)        --       (0.8)
                                                                                    --------   ---------  ---------   --------
   Numerator for basic and diluted earnings (loss) per share - loss attributable to common shareholders before effect of cumulative
        change in accounting principle............................................  $   16.0   $   (17.9) $   (25.2)  $  (80.5)
                                                                                    ========   =========  =========   ========
   Numerator for basic and diluted earnings (loss) per share .....................  $   16.0   $   (17.9) $(1,453.6)  $  (80.5)
                                                                                    ========   =========  =========   ========
Denominator:
     Denominator for basic earnings (loss) per share - weighted average
        shares ...................................................................      82.4        71.2       82.4       70.9
                                                                                    ========   =========  =========   ========
     Effect of diluted securities:
        Conversion of Series C preferred stock ...................................       0.9          --         --         --
        Conversion of Company-obligated mandatorily redeemable
             securities ..........................................................       8.7          --         --         --
                                                                                    --------   ---------  ---------   --------
     Dilutive potential common shares ............................................       9.6          --         --         --
                                                                                    --------   ---------  ---------   --------
     Denominator for dilutive earnings (loss) per share - adjusted weighted
             average shares and assumed conversions ..............................      92.0        71.2       82.4       70.9
                                                                                    ========   =========  =========   ========
Basic earnings (loss) per share before cumulative effect of change in
     accounting principle ........................................................  $   0.19   $   (0.25) $   (0.31)  $  (1.14)
                                                                                    ========   =========  =========   ========
Basic earnings (loss) per share ..................................................  $   0.19   $   (0.25) $  (17.65)  $  (1.14)
                                                                                    ========   =========  =========   ========
Diluted earnings (loss) per share before cumulative effect of change in
     accounting principle ........................................................  $   0.17   $   (0.25) $   (0.31)  $  (1.14)
                                                                                    ========   =========  =========   ========
Diluted earnings (loss) per share ................................................  $   0.17   $   (0.25) $  (17.65)  $  (1.14)
                                                                                    ========   =========  =========   ========

     As a result of the Restructuring Proceedings, the Company stopped accruing and paying its dividends on its Series C Preferred Stock.

6.  DIVESTITURES

     During the first quarter of 2002 the Company completed the divestiture of its Signal-Stat Lighting Products business ("Signal-Stat") to Truck-Lite Co., Inc. Signal-Stat produces exterior lighting and power distribution products primarily for heavy duty and commercial vehicle markets. Signal-Stat had 2001 net sales of $53.0 million. The Company received aggregate proceeds of $20.9 million and recognized an aggregate gain of $6.8 million for this divestiture in the first quarter of 2002. The gain is included in "Other income, net" in the accompanying condensed consolidated statements of operations.

     In May 2002, the Company announced an agreement to sell certain United States camshaft operations to ASIMCO, an automotive components manufacturing company based in Beijing, China. The sale is subject to approval by the U.S. Bankruptcy Court and certain other conditions. The operations to be sold had combined net sales of approximately $80 million in 2001. The Company does not expect to record a material gain or loss on this transaction.

7.  ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

T&N Companies Asbestos Litigation

Background:

     The Company's U.K. subsidiary, T&N Ltd., and two U.S. subsidiaries (the "T&N Companies") are among many defendants named in numerous court actions in the U.S. alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. As of the Petition Date, T&N Ltd. was a defendant in approximately 91,000 pending personal injury claims. The two United States subsidiaries were defendants in approximately 172,000 pending personal injury claims. Pre-petition claims that were in the pipeline that were received after the Petition Date continue to be entered into the claims system and represent an immaterial amount of claims. Notice of complaints continue to be received Post-Petition which are in violation of the Automatic Stay.

Recorded Liability:

     In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.3 billion at June 30, 2002) represented the Company's estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings (see Note
2), all pending asbestos-related litigation against the Company is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors' committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors' committee consisting in large part of representatives of asbestos claimants has been appointed. The Bankruptcy Court has set a bar date of March 3, 2003 for the filing of all asbestos-related property damage claims. Bar dates for personal injury claims or for commercial and general claims have not yet been set by the Bankruptcy Court. As part of the Restructuring Proceedings, it will be determined which asbestos claims should be allowed, or compensated, and the aggregate value of such claims. The Company's obligations with respect to present and future claims could be determined through litigation in Bankruptcy Court, the High Court of Justice, Chancery Division in London, England and/or through negotiations with each of the official committees appointed; that determination may provide the basis for a plan of reorganization or scheme of arrangement.

     The T&N Companies previously entered into $225 million of surety to meet certain collateral requirements for asbestos indemnity obligations associated with their prior membership in the Center for Claims Resolution ("CCR"). As a result of the filing, the T&N Companies have sought declaratory and injunctive relief in an adversary proceeding filed in the Bankruptcy Court, in order to enjoin any post-petition payments to asbestos claimants by the CCR and any post-petition draw by the CCR on $225 million in face amount of the surety bonds. CCR now seeks to draw on the surety bonds to fund past and future payments although the basis of such draw, its validity under the pre- petition bond terms, and whether such draw may be utilized to pay obligations of other CCR members are all disputed.

     Except for exchange rates, the Company has not adjusted its estimate of the asbestos liability since September 30, 2001. This liability is included in the consolidated balance sheet under the caption "Liabilities subject to compromise" at June 30, 2002 for the Company's U.S. and U.K. subsidiaries.

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

Insurance Recoverable:

     In 1996, T&N Ltd. purchased for itself and its then defined global subsidiaries a (pound)500.0 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed (pound)690.0 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and accordingly recorded an insurance recoverable asset under the T&N policy of $577.0 million. At June 30, 2002 the recorded insurance recoverable was $581.9 million. The Company believes that based on its review of the insurance policies and advice from outside legal counsel that it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of the claims in excess of the trigger point of the insurance. In December 2001, one of the three reinsurers filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. The Company believes that the suit is without merit and has responded accordingly.

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

     The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that currently there is little risk that the reinsurers will not be able to meet their obligation to pay, once the claims filed after June 30, 1996 exceed the (pound)690.0 million trigger point. The U.S. claims' costs applied against this policy are converted at a fixed exchange rate of $1.69/(pound). As such, if the market exchange rate is less then $1.69/(pound), the Company will effectively have a discount from 100% recovery on claims paid. At June 30, 2002, the $581.9 million insurance recoverable asset is net of an exchange rate discount of approximately $55.2 million.

Abex and Wagner Asbestos Litigation

Background:

     Two of the Company's businesses formerly owned by Cooper Industries, Inc. known as Abex and Wagner are involved as defendants in numerous court actions in the U.S. alleging personal injury from exposure to asbestos or asbestos-containing products. These claims mainly involve friction products. As of the Petition Date, Abex and Wagner were defendants in approximately 68,000 and 37,000 pending claims, respectively. Pre-petition claims that were in the pipeline that were received after the Petition Date continue to be entered into the claims system and represent an immaterial amount of claims. Notice of complaints continue to be received Post-petition which are in violation of the Automatic Stay.

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

Recorded Liability:

     The liability ($216.6 million as of June 30, 2002) represented the Company's estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

Federal-Mogul and Fel-Pro Asbestos Litigation

     Prior to the Restructuring Proceedings the Company was also sued in its own name as one of a large number of defendants in a number of lawsuits brought by claimants alleging injury from exposure to asbestos due to its ownership of certain assets involved in gasket making. As of the Petition Date, the Company was a defendant in approximately 61,500 pre-petition pending claims. Over 40,000 of these claims were transferred to a federal court, where prior to the Restructuring Proceedings they were pending. Pre-petition claims that were in the pipeline that were received after the Petition Date continue to be entered into the claims system and represent an immaterial amount of claims. Notice of complaints continue to be received post-petition which are in violation of the Automatic Stay. Prior to the Restructuring Proceedings the Company's Fel-Pro subsidiary also was named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. Fel-Pro was a defendant in approximately 34,000 pending claims as of the Petition Date. Over 32,000 of these claims were transferred to a federal court where, prior to the Restructuring Proceedings, they were pending. The Company was defending all such claims vigorously and believed that it and Fel-Pro had substantial defenses to liability and insurance coverage for defense and indemnity. All claims alleging exposure to the products of the Company and of Fel-Pro have been stayed as a result of the Restructuring Proceedings.

Aggregate of Asbestos Liability and Insurance Recoverable Asset

     As of June 30, 2002, the Company has provided an aggregated asbestos-related liability for all of its subsidiaries and businesses of $1,558.7 million classified in the balance sheet under the caption liabilities subject to compromise. Also as of June 30, 2002, the Company has recorded an insurance recoverable asset of $751.8 million.

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

Environmental Matters

     The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") or other similar national or state environmental laws. These laws require responsible parties to pay for cleaning up contamination resulting from hazardous substances which were discharged into the environment by them, or by others to whom they sent such substances for treatment or other disposition. In addition, the Company has been notified by the United States Environmental Protection Agency, other national environmental agencies, and various state agencies that it may be a potentially responsible party ("PRP") under such laws for the cost of cleaning up hazardous substances pursuant to CERCLA and other national and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. At most of the sites that are likely to be costliest to clean up, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company's exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company's share of the total waste has generally been small. The other companies, which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly owned companies, and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination, in some cases as a result of contractual commitments. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental reserves were approximately $64.0 million and $62.8 million at June 30, 2002 and December 31, 2001, respectively. The increase in the reserve resulted primarily from the addition of new sites, offset by remediation payments made during the period. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect to such matters. As a result of the Restructuring Proceedings, $22.9 million of this reserve has been reclassified to Liabilities subject to compromise in the consolidated balance sheet, and the Company is evaluating such classification for other sites.

8.   INVENTORIES

     Inventories consisted of the following (in millions):

                                                                            June 30      December 31
                                                                             2002           2001
                                                                            -------        -------
               Finished products ........................................      $ 542.0       $ 511.2
               Work-in-process ..........................................        137.3         116.4
               Raw materials ............................................        170.2         144.1
                                                                               -------       -------
                                                                                 849.5         771.7
               Reserve for inventory valuation ..........................        (62.8)        (49.8)
                                                                               -------       -------
                                                                               $ 786.7       $ 721.9
                                                                               =======       =======

9.   RESTRUCTURING AND RATIONALIZATION

     During the first six months of 2002, the Company recognized $11.0 million of restructuring charges, net of reversals of $7.2 million of prior reserves, related to severance and exit costs of $7.0 million and $4.0 million, respectively. The restructuring charges related to announced manufacturing site consolidations and closures in North America and Europe for Lighting, Friction, Sealing Systems and Powertrain. This amount also includes reversals of previous charges where the estimated liability was less than the existing reserve balance for a particular initiative. Total employee reductions are expected to be 1,300 of which 850 have been terminated as of June 30, 2002.

     The following table sets forth the restructuring and rationalization reserves for the six months ended June 30, 2002 (in millions of dollars):

                                                                      Restructuring  Rationalization   Total
                                                                      -------------  ---------------   -----
           Balance of reserves at December 31, 2001 ................         $ 68.3           $ 12.8    $ 81.1
           Restructuring charges ...................................           12.0               --      12.0
           Reversals ...............................................           (2.5)              --      (2.5)
                                                                             ------           ------    ------
                Net restructuring charges ..........................            9.5               --       9.5
           Effect of foreign exchange ..............................           (0.3)            (0.3)     (0.6)
           Payments against restructuring reserves .................           (6.5)            (2.1)     (8.6)
                                                                             ------           ------    ------
           Balance of reserves at March 31, 2002 ...................         $ 71.0           $ 10.4    $ 81.4
                                                                             ======           ======    ======
           Restructuring charges ...................................            6.2               --       6.2
           Reversals ...............................................           (4.7)              --      (4.7)
                                                                             ------           ------    ------
                Net restructuring charges ..........................            1.5               --       1.5
           Effect of foreign exchange ..............................            4.8              0.1       4.9
           Payments against restructuring reserves .................           (9.2)              --      (9.2)
                                                                             ------           ------    ------
           Balance of reserves at June 30, 2002 ....................           68.1             10.5    $ 78.6
                                                                             ======           ======    ======

10.  COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) is summarized as follows (in millions of dollars):

                                                               Three Months              Six Months
                                                               Ended June 30           Ended June 30
                                                               -------------           -------------
                                                              2002        2001        2002         2001
                                                            --------    --------    --------     --------
          Net earnings (loss) ............................  $   16.0    $  (17.5) $ (1,453.6)   $   (79.7)
           Other Comprehensive Income (Loss)
              Foreign currency translation adjustments ...     224.8       (66.1)      149.7       (188.2)
          Other, net of tax ..............................        --         2.8          --          1.8
                                                            --------    --------    --------     --------
          Total Comprehensive Income (Loss) ..............  $  240.8    $  (80.8) $(1,303.9)    $ (266.1)
                                                            ========    ========   =========    =========


11. GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS No. 142

  As discussed in Note 1 to the condensed consolidated financial statements, effective January 1, 2002, the Company adopted SFAS No. 142. The adoption has resulted in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. The adoption of SFAS No. 142 has also resulted in the reclassification of various intangible asset classes according to the measurability of their useful lives. During the second quarter of 2002, the Company, along with the assistance of an outside valuation firm, performed the impairment tests of its goodwill and indefinite-lived intangible assets required by SFAS No. 142. The Company's initial impairment test indicated that the carrying value of certain of its operating segments exceeded the corresponding fair values, which were determined by using discounted cash flows and market multiples. The implied fair value of goodwill in these operating segments was then determined through the allocation of the fair value to the underlying assets and liabilities. The performance of certain operating units and changes in market conditions were the primary reasons for the decrease in certain operating units' fair values that resulted in the impairment charge. The majority of this charge relates to the impairment of goodwill associated with the acquisitions of T&N, Plc. and Cooper Automotive.

     The Company recorded the non-cash charge of $1,428.4 million, net of applicable income tax benefit, to reduce the carrying value of its goodwill and indefinite-lived intangible assets to their fair value as required by SFAS No.
142. The tax impact related to the charge was $36.1 million and was limited to the benefit derived from the impairment of certain intangible assets other than goodwill. Additionally, the charge decreased other comprehensive income by approximately $32 million due primarily to changes in the Euro and British Pound during the first six months of 2002. The charge is presented as a cumulative effect of change in accounting principle in the condensed consolidated statement of operations for the six month period ended June 30, 2002. The majority of this charge relates to the impairment of goodwill associated with the acquisition of T&N, Plc. and Cooper Automotive. The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise). The first annual review will take place in the fourth quarter of 2002.

     A summary of the changes in the Company's goodwill and other intangible assets by business segment is as follows (in millions of dollars):

                                                                       Goodwill
                                                ---------------------------------------------------------

                                                   Balance at                                 Balance at
                                                 January 1, 2002   Other/(1)/  Impairments  June 30, 2002
                                                 ---------------  -----------  -----------  -------------
Powertrain ....................................        $   510.5     $    9.7    $  (450.5)     $    69.7
Sealing Systems and System Protection .........            586.7         10.2           --          596.9
Friction ......................................            338.9          0.4       (339.3)           0.0
Aftermarket ...................................            729.7         32.6       (154.1)         608.2
Other, including Corporate ....................            568.9         16.2       (409.7)         175.4
Divested Operations ...........................              4.2          0.1           --            4.3
                                                       ---------     --------   -----------     ---------
Total .........................................        $ 2,738.9     $   69.2   $ (1,353.6)     $ 1,454.5
                                                       =========     ========   ===========     =========

                                                                Other Intangible Assets/(2)/
                                                ---------------------------------------------------------

                                                   Balance at                                 Balance at
                                                 January 1, 2002   Other/(1)/  Impairments  June 30, 2002
                                                 ---------------  -----------  -----------  -------------
Powertrain ....................................        $     3.3     $     --    $    (3.3)     $      --
Sealing Systems and System Protection .........              5.2          0.4           --            5.6
Friction ......................................             42.6           --        (42.6)            --
Aftermarket ...................................            139.0          1.6         (1.2)         139.4
Other, including Corporate ....................             81.4          0.5        (63.8)          18.1
Divested Operations ...........................               --           --           --             --
                                                       ---------     --------    ----------     ---------
Total .........................................        $   271.5     $    2.5    $  (110.9)     $   163.1
                                                       =========     ========    ==========     =========

________________________
/(1)/ Other reflects the effect of foreign currency exchange
/(2)/ Other Intangible Assets is comprised of Trademarks.

At June 30, 2002 and December 31, 2001, goodwill and other intangible assets consists of the following (in millions of dollars):

                                                                 June 30, 2002                        December 31, 2001
                                                    --------------------------------------- -------------------------------------
                                                        Gross                        Net      Gross                        Net
                                                      Carrying     Accumulated    Carrying   Carrying    Accumulated    Carrying
                                                       Amount     Amortization     Amount     Amount    Amortization     Amount
                                                       ------     ------------     ------     ------    ------------     ------
Amortized Intangible Assets:
       Developed technology .......................   $  245.6      $  (47.2)      $ 198.4   $  289.8     $ (44.4)       $ 245.4
       Other ......................................       64.5         (43.0)         21.5       74.2       (40.5)          33.7
                                                      --------      --------       -------   --------     -------        -------
          Total Amortized Intangible Assets .......   $  310.1      $  (90.2)      $ 219.9   $  364.0     $ (84.9)       $ 279.1
                                                      ========      ========       =======   ========     =======        =======

Unamortized Intangible Assets:
       Goodwill ...................................   $1,454.5                               $2,738.9
       Trademarks .................................      163.1                                  271.5
       Intangible Pension Asset ...................       74.1                                   74.1
                                                      --------                               --------
          Total Unamortized Intangible Assets .....   $1,691.7                               $3,084.5
                                                      ========                               ========

The following table shows the pro-forma effect of SFAS No. 142 on the Company's earnings (in millions of dollars, except Per share amounts):

                                                                  Three Months Ended   Six Months Ended June
                                                                     June 30, 2001            30, 2001
                                                                     -------------            --------
         Reported Net Loss .....................................       $  (17.5)              $  (79.7)
              Addback:  Gooodwill amortization .................           23.1                   45.6
              Addback:  Indefinite-Lived Intangible
                      Asset amortization .......................            3.1                    7.5
                                                                       --------               ---------
         Adjusted Net Earnings (Loss) ..........................       $    8.7               $  (26.6)
                                                                       ========               =========

         Basic and diluted earnings (loss) per share:
         Reported Net Loss .....................................       $  (0.25)              $  (1.14)
              Gooodwill amortization ...........................           0.32                   0.64
              Indefinite-Lived Intangible
                      Asset amortization .......................           0.04                   0.10
                                                                       --------               --------
         Adjusted ..............................................       $   0.11               $  (0.40)
                                                                       ========               =========

12. CONSOLIDATING CONDENSED FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

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

     The consolidating condensed financial information of the Guarantor subsidiaries as of June 30, 2001 and for the period then ended has been restated to include Federal-Mogul Mystic, Inc., Felt Products Mfg. Co., Ferodo America, Inc., and McCord Sealing, Inc.

     As a result of the Restructuring Proceedings (see Note 2 "Voluntary Reorganization Under Chapter 11 and Administration") certain of the liabilities, as shown below, were Liabilities subject to compromise as of the Petition date:


                                                                       Guarantor     Non-Guarantor
                                                            Parent    Subsidiaries   Subsidiaries     Consolidated
                                                          ----------  ------------  ---------------  --------------
         Accounts payable ..............................    $   39.8     $   118.0       $    28.5       $   186.3
         Other accrued liabilities .....................         2.2           1.4            13.9            17.5
         Environmental liabilities .....................        22.2            --             0.6            22.8
         Interest payable ..............................        41.0           0.2              --            41.2
         Debt ..........................................     3,973.9           1.1              --         3,975.0
         Asbestos liabilities ..........................         1.4         239.8         1,317.5         1,558.7
         Company-obligated mandatorily redeemable
           preferred securities of subsidiary
           holding solely convertible subordinated
           debentures of the Company ...................          --            --           448.9           448.9
                                                            --------     ---------       ---------       ---------
                                                            $4,080.5     $   360.5       $ 1,809.4       $ 6,250.4
                                                            ========     =========       =========       =========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended June 30, 2002
(Millions of Dollars)


                                                                   (Unconsolidated)
                                                        ----------------------------------------

                                                                                      Non-
                                                                  Guarantor         Guarantor
                                                       Parent    Subsidiaries      Subsidiaries       Eliminations    Consolidated
                                                     ---------- ---------------  ----------------   ---------------- --------------

Net sales .........................................   $   339.0       $  472.5      $   807.6           $    (176.8)    $   1,442.3
Cost of products sold .............................       270.9          378.9          678.0                (176.8)        1,151.0
                                                      ---------       --------      ---------           -----------     -----------
     Gross margin .................................        68.1           93.6          129.6                    --           291.3
Selling, general and administrative expenses ......        59.7           67.6           86.1                    --           213.4
Amortization of other intangible assets ...........         1.4            1.0            1.1                    --             3.5
Restructuring charges .............................          --            4.1           (2.6)                   --             1.5
Adjustment of assets held for sale and other
long-lived assets to fair value ...................          --            0.3            2.3                    --             2.6
Interest expense, net .............................        31.4             --           (1.5)                   --            29.9
Chapter 11 and Administration related
        reorganization expenses ...................        18.5             --             --                    --            18.5
Other (income) expense, net .......................       (14.3)         (28.1)          27.6                    --           (14.8)
                                                      ---------       --------      ---------           -----------     -----------
Earnings (loss) before income taxes and equity in
earnings (loss) of  subsidiaries ..................       (28.6)          48.7           16.6                    --            36.7
                                                      ---------       --------      ---------           -----------     -----------
Income tax expense ................................         0.7            0.4           19.6                    --            20.7
                                                      ---------       --------      ---------           -----------     -----------
Earnings (loss) before equity in earnings (loss)
of subsidiaries ...................................       (29.3)          48.3           (3.0)                   --            16.0
                                                      ---------       --------      ---------           -----------     -----------
Equity in earnings (loss) of subsidiaries .........        45.3           26.8             --                 (72.1)             --
                                                      ---------       --------      ---------           -----------     -----------
Net Earnings (Loss) ...............................   $    16.0       $   75.1      $    (3.0)          $     (72.1)    $      16.0
                                                      =========       ========      =========           ===========     ===========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Six Months Ended June 30, 2002
(Millions of Dollars)

                                                               (Unconsolidated)
                                                     ----------------------------------------
                                                                                     Non-
                                                                   Guarantor      Guarantor
                                                       Parent    Subsidiaries   Subsidiaries     Eliminations    Consolidated
                                                     ---------- -------------- --------------   --------------  --------------
Net sales ........................................    $   654.0      $   916.8      $ 1,553.0       $  (335.4)       $ 2,788.4
Cost of products sold ............................        527.1          733.9        1,310.2          (335.4)         2,235.8
                                                      ---------      ---------      ---------       ---------        ---------
     Gross margin ................................        126.9          182.9          242.8              --            552.6
Selling, general and administrative expenses .....        124.6          130.7          171.5              --            426.8
Amortization of other intangible assets ..........          2.8            2.0            2.3              --              7.1
Restructuring charges ............................           --            4.1            6.9              --             11.0
Adjustment of assets held for sale and other
  long-lived assets to fair value ................           --            0.3            2.3              --              2.6
Interest expense, net ............................         62.9            --            (2.7)             --             60.2
Chapter 11 and Administration related
     reorganization expenses .....................         33.4            --             --               --             33.4
Other (income) expense, net ......................        (34.3)         (60.1)          80.6              --            (13.8)
                                                      ---------      ---------      ---------       ---------        ---------
Earnings (loss) before income taxes,
  cumulative effect of change in accounting
  principle and equity in earnings (losses)
  of subsidiaries ................................        (62.5)         105.9          (18.1)             --             25.3
                                                      ---------      ---------      ---------       ---------        ---------

Income tax expense ...............................          0.7           23.7           26.1              --             50.5
                                                      ---------      ---------      ---------       ---------        ---------
Earnings (loss) before cumulative effect of
  change in accounting principle and equity in
  earnings (loss) of subsidiaries ..............          (63.2)          82.2          (44.2)             --            (25.2)
Cumulative effect of change in accounting
  principle net of applicable income tax benefit..        (63.7)         448.5        1,043.6              --          1,428.4
Earnings (loss) before equity earnings (loss)
  of subsidiaries ................................          0.5         (366.3)      (1,087.8)             --         (1,453.6)
                                                      ---------      ---------      ---------       ---------        ---------
Equity in earnings (loss) of subsidiaries ........     (1,454.1)        (690.9)            --         2,145.0               --
                                                      ---------      ---------      ---------       ---------        ---------
Net Earnings (Loss) ..............................    $(1,453.6)     $(1,057.2)     $(1,087.8)      $ 2,145.0        $(1,453.6)
                                                      =========      =========      =========       =========        =========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended June 30, 2001
(Millions of Dollars)

                                                              (Unconsolidated)
                                                     --------------------------------------
                                                                                    Non-
                                                                  Guarantor      Guarantor
                                                       Parent   Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                     ---------  ------------   ------------  ------------   ------------
Net sales .........................................    $ 335.0       $ 479.2        $ 825.4     $ (214.2)      $ 1,425.4
Cost of products sold .............................      273.1         377.8          689.7       (214.2)        1,126.4
                                                       -------       -------        -------     ---------      ---------
     Gross margin .................................       61.9         101.4          135.7           --           299.0
Selling, general and administrative expenses ......       63.1          56.0           84.5           --           203.6
Amortization of goodwill and other intangible
  assets ..........................................        5.0          11.6           13.2           --            29.8
Restructuring charges .............................         --           2.1             --           --             2.1
Adjustment of assets held for sale and other
  long-lived assets to fair value .................         --            --            0.1           --             0.1
Gain on early extinguishment of debt ..............      (25.1)           --             --           --           (25.1)
Interest expense, net .............................       78.8            --            2.4           --            81.2
Other income, net .................................        8.7         (60.6)          24.1           --           (27.8)
                                                       -------       -------        -------     ---------      ---------
Earnings (loss) before income taxes and equity in
  earnings (loss) of subsidiaries .................      (68.6)         92.3           11.4           --            35.1
                                                       -------       -------        -------     ---------      ---------
Income tax expense (benefit) ......................      (13.4)         61.8            4.2           --            52.6
                                                       -------       -------        -------     ---------      ---------
Earnings (loss) before equity in earnings (loss)
  of subsidiaries .................................      (55.2)         30.5            7.2           --           (17.5)
                                                       -------       -------        -------     ---------      ---------
Equity in earnings (loss) of subsidiaries .........       37.7          46.7             --        (84.4)             --
                                                       -------       -------        -------     ---------      ---------
Net Earnings (Loss) ...............................      (17.5)       $ 77.2        $   7.2     $  (84.4)      $   (17.5)
                                                       =======       =======        =======     =========      =========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Six Months Ended June 30, 2001
(Millions of Dollars)

                                                                       (Unconsolidated)
                                                            --------------------------------------
                                                                                          Non-
                                                                        Guarantor       Guarantor
                                                             Parent    Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                            --------   ------------   ------------  ------------  ------------
Net sales .............................................     $ 669.0    $     956.2    $   1,541.6   $    (290.7)  $   2,876.1
Cost of products sold .................................       550.3          767.7        1,246.5        (290.7)      2,273.8
                                                            --------   ------------   ------------  ------------  ------------
     Gross margin .....................................       118.7          188.5          295.1            --         602.3
Selling, general and administrative expenses ..........       137.0          112.7          181.5            --         431.2
Amortization of goodwill and other intangible assets ..        10.1           23.4           26.7            --          60.2
Restructuring charge ..................................        14.5            2.1           15.3            --          31.9
Adjustment of assets held for sale and other
long-lived assets to fair value .......................         0.6             --            0.1            --           0.7
Gain on early extinguishment of debt ..................       (25.1)            --             --                       (25.1)
Interest expense, net .................................       159.2            0.1            4.5            --         163.8
Other (income) expense, net ...........................        97.8          (79.6)         (39.5)           --         (21.3)
                                                            --------   ------------   ------------  ------------  ------------
Earnings (loss) before income taxes and equity in
earnings (loss) of  subsidiaries ......................      (275.4)         129.8          106.5            --         (39.1)
                                                            --------   ------------   ------------  ------------  ------------
Income tax expense (benefit) ..........................       (46.5)          67.8           19.3            --          40.6
                                                            --------   ------------   ------------  ------------  ------------
Earnings (loss) before equity in earnings (loss)
of subsidiaries .......................................      (228.9)          62.0           87.2            --         (79.7)
                                                            --------   ------------   ------------  ------------  ------------
Equity in earnings (loss) of subsidiaries .............       149.2           76.7             --        (225.9)           --
                                                            --------   ------------   ------------  ------------  ------------
Net Earnings (Loss) ...................................     $ (79.7)   $     138.7    $      87.2   $    (225.9)  $     (79.7)
                                                            ========   ============   ============  ============  ============

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
June 30, 2002
(Millions of Dollars)

                                                                    (Unconsolidated)
                                                        ----------------------------------------
                                                                                       Non-
                                                                     Guarantor      Guarantor
                                                         Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                        ------------------------   -------------  ------------   ------------
                   ASSETS

Cash and equivalents ...............................   $     42.4    $      3.0      $    305.1     $        --     $   350.5
Accounts receivable ................................        566.5            --           536.9              --       1,103.4
Inventories ........................................         62.5         346.5           377.7              --         786.7
Deferred taxes .....................................         25.8            --            36.2              --          62.0
Other current assets ...............................         24.9          35.5           110.6              --         171.0
                                                       ----------    ----------      ----------     -----------     ---------
     Total Current Assets ..........................        722.1         385.0         1,366.5              --       2,473.6
Property, plant and equipment ......................        244.4         697.4         1,275.6              --       2,217.4
Goodwill ...........................................        547.5         539.4           367.6              --       1,454.5
Other intangible assets ............................         61.7         237.3           158.1              --         457.1
Investment in subsidiaries .........................      6,362.2       2,789.1              --        (9,151.3)           --
Intercompany accounts, net .........................     (3,621.4)      2,575.7         1,045.7              --            --
Asbestos-related insurance recoverable .............           --         171.9           579.9              --         751.8
Other noncurrent assets ............................         94.6          41.5           413.9              --         550.0
                                                       ----------    ----------      ----------     -----------     ---------
     Total Assets ..................................   $  4,411.1    $  7,437.3      $  5,207.3     $  (9,151.3)    $ 7,904.4
                                                       ==========    ==========      ==========     ===========     =========
    LIABILITIES AND SHAREHOLDERS' EQUITY
                (DEFICIT)
Short-term debt, including current portion of
   Long-term debt ..................................   $       --    $      1.0      $     16.4     $        --     $    17.4
Accounts payable ...................................         70.2          73.7           207.7              --         351.6
Accrued compensation ...............................         76.4          28.4           133.0              --         237.8
Restructuring and rationalization reserves .........         15.0          15.8            47.8              --          78.6
Other accrued liabilities ..........................         81.1         138.6           241.2              --         460.9
                                                       ----------    ----------      ----------     -----------     ---------
     Total Current Liabilities .....................        242.7         257.5           646.1              --       1,146.3
Long-term debt .....................................        243.9            --            16.0              --         259.9
Postemployment benefits ............................        637.1           0.2           210.0              --         847.3
Other accrued liabilities ..........................         72.3           0.5           164.7              --         237.5
Minority interest in consolidated subsidiaries .....         18.8          28.4              --              --          47.2
Liabilities subject to compromise ..................      4,080.5         360.5         1,809.4              --       6,250.4
Shareholders' Equity (Deficit) .....................       (884.2)      6,790.2         2,361.1        (9,151.3)       (884.2)
                                                       ----------    ----------      ----------     -----------     ---------
     Total Liabilities and Shareholders' Equity
          (Deficit) ................................   $  4,411.1    $  7,437.3      $  5,207.3     $  (9,151.3)    $ 7,904.4
                                                       ==========    ==========      ==========     ===========     =========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
December 31, 2001
(Millions of Dollars)

                                                                    (Unconsolidated)
                                                           ---------------------------------------
                                                                                        Non-
                                                                       Guarantor     Guarantor
                                                             Parent   Subsidiaries  Subsidiaries    Eliminations  Consolidated
                                                          ---------- -------------  ------------   -------------  ------------
                        ASSETS

Cash and equivalents ................................    $     74.0      $     3.5      $  269.4      $       --     $   346.9
Accounts receivable .................................         522.5             --         422.3              --         944.8
Inventories .........................................          76.8          303.2         341.9              --         721.9
Deferred taxes ......................................          16.0             --          39.4              --          55.4
Other current assets.................................          47.1           42.5          88.0              --         177.6
                                                         ----------      ---------      --------      ----------     ---------
     Total Current Assets ...........................         736.4          349.2       1,161.0              --       2,246.6
Property, plant and equipment .......................         263.6          702.5       1,197.6              --       2,163.7
Goodwill ............................................         563.6          935.1       1,240.2              --       2,738.9
Other intangible assets .............................          91.9          289.9         242.9              --         624.7
Investment in subsidiaries ..........................       6,366.8        2,839.9            --        (9,206.7)           --
Intercompany accounts, net ..........................      (2,400.5)       2,277.2         123.3              --            --
Asbestos-related insurance recoverable ..............            --          162.7         560.5              --         723.2
Other noncurrent assets .............................         130.4           44.8         380.9              --         556.1
                                                         ----------      ---------      --------      ----------     ---------
     Total Assets ...................................    $  5,752.2      $ 7,601.3      $4,906.4      $ (9,206.7)    $ 9,053.2
                                                         ==========      =========      ========      ==========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt, including current portion of
   Long-term debt ...................................    $       --      $     0.5      $   24.4      $       --     $    24.9
Accounts payable ....................................          61.6           50.4         187.5              --         299.5
Accrued compensation ................................          63.4           24.1         106.4              --         193.9
Restructuring and rationalization reserves ..........          25.3           13.8          42.0              --          81.1
Other accrued liabilities ...........................          85.0          130.1         167.8              --         382.9
                                                         ----------      ---------      --------      ----------     ---------
     Total Current Liabilities ......................         235.3          218.9         528.1              --         982.3
Long-term debt ......................................         250.0             --          16.7              --         266.7
Postemployment benefits .............................         655.1            0.1         164.6              --         819.8
Other accrued liabilities ...........................          87.8            0.5         170.2              --         258.5
Minority interest in consolidated subsidiaries ......          22.1           28.2            --              --          50.3
Liabilities subject to compromise ...................       4,082.9          358.2       1,815.5              --       6,256.6
Shareholders' Equity ................................         419.0        6,995.4       2,211.3        (9,206.7)        419.0
                                                         ----------      ---------      --------      ----------     ---------
     Total Liabilities and Shareholders' Equity .....    $  5,752.2      $ 7,601.3      $4,906.4      $ (9,206.7)    $ 9,053.2
                                                         ==========      =========      ========      ==========     =========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2002
(Millions of Dollars)

                                                             (Unconsolidated)
                                                    ---------------------------------------
                                                                 Guarantor     Non-Guarantor
                                                      Parent    Subsidiaries   Subsidiaries     Eliminations  Consolidated
                                                    ----------  ------------   ------------     ------------  ------------
Net Cash Provided From (Used By)
   Operating Activities .........................   $   60.4       $  113.4       $  (67.3)       $     --       $  106.5

Cash Provided From (Used By) Investing
    Activities:
Expenditures for property, plant and
    Equipment and other long-term assets ........      (13.6)         (33.8)         (79.8)             --         (127.2)
Proceeds from sales of businesses ...............        5.9            6.0            9.9              --           21.8
                                                    --------       --------       --------        --------       --------
        Net Cash Used By
          Investing Activities ..................       (7.7)         (27.8)         (69.9)             --         (105.4)

Cash Provided From (Used By) Financing
    Activities:
Proceeds from the issuance of long-term debt ....         --             --            1.5              --            1.5
Principal payments on long-term debt ............         --             --           (1.9)             --           (1.9)
Principal payments on DIP credit facility .......       (6.1)            --             --              --           (6.1)
Increase (decrease) in short-term debt                    --            0.5           (8.0)             --           (7.5)

Change in intercompany accounts .................      (94.7)         (86.6)         181.3              --             --
                                                    --------       --------       --------        --------       --------
     Net Cash Provided From (Used By)
        Financing Activities ....................     (100.8)         (86.1)         172.9              --          (14.0)
                                                    --------       --------       --------        --------       --------

     Effect of Foreign Currency Exchange Rate
        Fluctuations on Cash.....................       (3.0)            --           19.5              --           16.5
                                                    --------       --------       --------        --------       --------
     Net Increase (Decrease) in Cash
        and Equivalents .........................   $  (51.1)      $   (0.5)      $   55.2        $     --       $    3.6
                                                    ========       ========       ========        ========       ========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2001
(Millions of Dollars)

                                                                   (Unconsolidated)
                                                       ---------------------------------------
                                                                   Guarantor    Non-Guarantor
                                                                  ----------    --------------
                                                        Parent    Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                                       ---------  ------------   ------------    ------------  ------------
Net Cash Provided From (Used By)
    Operating Activities ............................  $  (70.0)    $   48.0       $    2.0         $    --     $  (20.0)

Cash Provided From (Used By) Investing
    Activities:
Expenditures for property, plant and equipment
      and other long-term assets ....................     (21.7)       (66.9)         (57.4)             --       (146.0)
Proceeds from sale of property, plant and
      equipment .....................................        --          9.4            9.6              --         19.0
Proceeds from sales of businesses ...................       5.2        155.0             --              --        160.2
                                                       --------     --------       --------         -------     --------
      Net Cash Provided From (Used By) Investing
         Activities .................................     (16.5)        97.5          (47.8)             --         33.2

Cash Provided From (Used By) Financing Activities:
Proceeds from issuance of long-term debt ............     346.8           --             --              --        346.8
Principal payments on long-term debt ................    (125.6)        (3.2)          (6.7)             --       (135.5)
Increase (decrease) in short-term debt ..............     (28.5)        (1.3)           4.5              --        (25.3)
Fees paid for debt issuance and other securities ....     (18.5)          --             --              --        (18.5)
Change in intercompany accounts .....................     (67.2)      (132.3)         199.5              --           --
Sale of accounts receivable under securitization ....    (129.6)          --             --              --       (129.6)
Dividends ...........................................      (1.5)          --             --              --         (1.5)
Other ...............................................       1.4           --             --              --          1.4
                                                       --------     --------       --------         -------     --------
      Net Cash Provided From (Used By)
         Financing Activities .......................     (22.7)      (136.8)         197.3              --         37.8
                                                       --------     --------       --------         -------     --------

      Effect of Foreign Currency Exchange Rate
         Fluctuations on Cash .......................        --           --           (4.8)             --         (4.8)
                                                       --------     --------       --------         -------     --------
      Net Increase (Decrease) in Cash and
         Equivalents ................................  $ (109.2)    $    8.7       $  146.7         $    --     $   46.2
                                                       ========     ========       ========         =======     ========

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

CUMULATIVE EFFECT OF ACCOUNTING CHANGE - SFAS NO. 142

     As discussed in Note 11 to the condensed consolidated financial statements, effective January 1, 2002, the Company adopted SFAS No. 142. The adoption has resulted in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. The adoption of SFAS No. 142 has also resulted in the reclassification of various intangible asset classes according to the measurability of their useful lives. During the second quarter of 2002, the Company, along with the assistance of an outside valuation firm, performed the impairment tests of its goodwill and indefinite-lived intangible assets required by SFAS No. 142. The Company's initial impairment test indicated that the carrying value of certain of its operating segments exceeded the corresponding fair values, which were determined by using discounted cash flows and market multiples. The implied fair value of goodwill in these operating segments was then determined through the allocation of the fair value to the underlying assets and liabilities. The performance of certain operating units and charges in market conditions were the primary reasons for the decrease in certain operating units' fair values that resulted in the impairment charge. The majority of this charge relates to the impairment of goodwill associated with the acquisitions of T&N, Plc. and Cooper Automative.

     The Company recorded the non-cash charge of $1,428.4 million, net of applicable income tax benefit, to reduce the carrying value of its goodwill and indefinite-lived intangible assets to their fair value as required by SFAS No.
142. The tax impact related to the charge was $36.1 million and was limited to the benefit derived from the impairment of certain intangible assets other than goodwill. Additionally, the charge decreased other comprehensive income by approximately $32 million due primarily to changes in the Euro and British Pound during the first six months of 2002. The charge is presented as a cumulative effect of change in accounting principle in the condensed consolidated statement of operations for the six month period ended June 30, 2002. The majority of this charge relates to the impairment of goodwill associated with the acquisitions of T&N, Plc. and Cooper Automotive. The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise). The first annual review will take place in the fourth quarter of 2002.

CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Net Sales: Consolidated net sales by reportable segment for the three-months ended June 30, 2002 and 2001 were as follows (in millions of dollars):

                                                2002        2001         Change
                                              --------    --------      --------
             Powertrain ..................    $  449.2    $  414.0      $   35.2
             Sealing Systems and
                 Systems Protection ......       158.3       156.5           1.8
             Friction ....................        94.8        89.8           5.0
             Aftermarket .................       642.1       630.9          11.2
             Other, including Corporate ..        97.9        95.7           2.2
             Divested Operations .........          --        38.5         (38.5)
                                              --------    --------      --------
             Total .......................    $1,442.3    $1,425.4      $   16.9
                                              ========    ========      ========

Gross Margin: Consolidated gross margin by reportable segment for the three-months ended June 30, 2002 and 2001 was (in millions of dollars):

                                                2002        2001         Change
                                              --------    --------      --------
             Powertrain ...................   $   72.0    $   74.3      $   (2.3)
             Sealing Systems and
                 Systems Protection .......       33.5        36.8          (3.3)
             Friction .....................       27.7        18.3           9.4
             Aftermarket ..................      149.8       145.4           4.4
             Other, including Corporate ...        8.3        16.6          (8.3)
             Divested Operations ..........         --         7.6          (7.6)
                                              --------    --------      --------
             Total ........................   $  291.3    $  299.0      $   (7.7)
                                              ========    ========      ========

Powertrain:

Net sales for the second quarter of 2002 were $449.2 million compared to $414.0 million in the same quarter of 2001. The sales increase is primarily attributable to increased OE automotive and heavy duty sales volumes in North America and Europe, additional sales volume from the acquisition of a Polish piston manufacturer concluded in the third quarter of 2001 and favorable foreign currency effects. Customer price reductions offset these favorable volume trends.

Gross margin was 16.0% of sales for the second quarter of 2002 compared to 17.9% for the same quarter in 2001. Although productivity and materials sourcing programs exceeded base material and labor inflation, margin was adversely impacted by customer price reductions, product warranty accruals and incremental, on-going production costs associated with new product launches in mid 2001.

Sealing Systems and Systems Protection:

Net sales for the second quarter of 2002 were $158.3 million compared to $156.5 million in the same quarter of 2001. Sealing Systems accounted for the increase primarily due to North American OE automotive and heavy duty volumes. System Protection sales volumes were essentially flat versus the same period last year. Customer price reductions were offset by the impact of favorable foreign currency effects.

Gross margin was 21.2% for the second quarter of 2002 compared to 23.5% for the same quarter in 2001. The decrease is primarily attributable to productivity actions not keeping pace with inflation and customer pricing reductions.

Friction:

Net sales for the second quarter of 2002 were $94.8 million compared to $89.8 million in the same quarter of 2001. While North America OE sales volumes were flat, Europe OE sales volumes outpaced the prior year. The increase is primarily attributable to increased automotive and commercial vehicle production and aftermarket demand. Customer price reductions were offset by the impact of favorable foreign currency effects.

Gross margin was 29.2% for the second quarter of 2002 compared to 20.4% for the same quarter of 2001. Offsetting the impact of customer pricing and base inflation, was significant productivity improvements in the North American operations following extensive restructuring efforts undertaken in 2001. In addition, the success of an aftermarket product launch in mid 2001 has resulted in significantly increased shipments to the Aftermarket.

Aftermarket:

Net sales for the second quarter of 2002 were $642.1 million compared to $630.9 million in the same quarter of 2001. North America and Europe represent 81% and 19%, respectively, of second quarter 2002 sales. Adjusting for the sales impact of the Signal-Stat divestiture completed in the first quarter of 2002 of approximately $10 million, North America and Europe sales volumes increased over the same quarter. This increase is attributable to improvements in product availability in both regions and the success of a new North American aftermarket friction product introduced in mid 2001. Sales were slightly improved by favorable foreign currency effects.

Gross margin was 23.3% for the second quarter of 2002, compared to 23.0% for the same quarter in 2001. The increase is attributable to customer price and productivity improvements partially offset by base inflation and unfavorable geographic and product mix.

Other:

Other primarily includes sales from certain businesses including Lighting, European wipers and ignition, as well as Asia Pacific, South America and other costs of Corporate functions. Net sales for the second quarter of 2002 were $97.9 million compared to $95.7 million in the same quarter of 2001. This increase is primarily attributable to increased Lighting sales related to the full production of certain OE programs launched in 2001. Negative foreign currency effects in South America and customer price reductions in Lighting and Asia Pacific offset this increase.

Gross margin was 8.5% for the second quarter of 2002 as compared to 17.3% for the same quarter in 2001. The decrease is primarily attributable to increased employee health and welfare costs and the effect of lower actuarial returns on the Company's pension plan assets included in Corporate. These increases were partially offset by the elimination of Company 401(k) matching contributions and other spending reductions.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses as a percent of net sales increased to 14.8% for the second quarter of 2002 as compared to 14.3% for the same quarter of 2001. Year over year inflationary pressures from increasing employee health and welfare costs, certain employee incentive and retention programs related to the Restructuring Proceedings, and the effect of lower actuarial returns on the Company's pension plan assets were partially offset by the elimination of Company 401(k) matching contributions and other spending reductions.

Interest Expense, net:

Interest expense, net was $29.9 million in the second quarter of 2002 compared to $81.2 million for the same quarter of 2001. This decrease is a result of not accruing or paying interest on certain pre-petition debt and lower interest costs. The effect of not accruing the contractual interest on pre-petition debt was $39.5 million in the quarter.

Income Tax Expense:

For the three months ended June 30, 2002, the Company recorded income tax expense of $20.7 million on earnings of $36.7 million before income taxes and cumulative effect of change in accounting principle, compared to income tax expense of $52.6 million on earnings of $35.1 million before income taxes and extraordinary items in the same period of 2001. Income tax expense for the three months ended June 30, 2002, resulted primarily from not providing a tax benefit for current losses in the United States and from specific interest expense deductions in the U.K.

Amortization Expense:

During the three months ended June 30, 2002, and 2001, respectively, the Company recognized amortization expense of $3.5 million and $29.8 million, respectively. Amortization expense for the three months ended June 30, 2002 related primarily to developed technologies and other amortized intangible assets. Excluded from amortization expense in the second quarter of 2002 was expense related to goodwill and trademarks which are no longer subject to amortization under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

RESULTS OF OPERATIONS

Net Sales: Consolidated net sales by reportable segment for the six months ended June 30, 2002 and 2001 were as follows (in millions of dollars):

                                                2002        2001         Change
                                              --------    --------      --------
             Powertrain ...................  $   879.5   $   863.4      $   16.1
             Sealing Systems and
                 Systems Protection .......      306.7       311.2          (4.5)
             Friction .....................      181.4       180.0           1.4
             Aftermarket ..................    1,215.0     1,247.7         (32.7)
             Other, including Corporate ...      192.6       188.0           4.6
             Divested Operations ..........       13.2        85.8         (72.6)
                                              --------    --------      --------
             Total ........................  $ 2,788.4   $ 2,876.1      $  (87.7)
                                             =========   =========      ========

Gross Margin: Consolidated gross margin by reportable segment for the six months ended June 30, 2002 and 2001 was (in millions of dollars):

                                               2002        2001         Change
                                             --------    --------      --------
             Powertrain ...................  $  141.3    $  161.5      $  (20.2)
             Sealing Systems and
                 Systems Protection .......      60.0        71.6         (11.6)
             Friction .....................      52.1        33.4          18.7
             Aftermarket ..................     275.5       284.0          (8.5)
             Other, including Corporate ...      19.7        32.6         (12.9)

             Divested Operations ......         4.0        19.2         (15.2)
                                           --------    --------      --------
             Total ....................    $  552.6    $  602.3      $  (49.7)
                                           ========    ========      ========

Powertrain:

Net sales for the first six months of 2002 were $879.5 million compared to $863.4 million in the same period of 2001. North American OE sales volumes were the major increase over the prior period. Sales volumes in Europe were lower than the prior period, despite additional sales volumes from the acquisition of a Polish piston manufacturer in the third quarter of 2001. Customer price reductions and unfavorable foreign currency effects offset these favorable volume trends.

Gross margin was 16.1% of sales for the first six months of 2002 compared to 18.7% for the same period in 2001. Although productivity and materials sourcing programs exceeded base material and labor inflation, margin was adversely impacted by customer price reductions, product warranty accruals and incremental, on-going production costs associated with new product launches in mid 2001.

Sealing Systems and Systems Protection:

Net sales for the first six months of 2002 were $306.7 million compared to $311.2 million in the same period of 2001. Sealing Systems, primarily Europe sales volumes, accounted for the decrease while Systems Protection was above prior year volumes. Customer price reductions and negative foreign currency effects also contributed to the decrease.

Gross margin was 19.6% for the second quarter of 2002 compared to 23.0% for the same quarter in 2001. The decrease is primarily attributable to productivity actions not keeping pace with inflation and customer pricing reductions.

Friction:

Net sales for the first six months of 2002 were $181.4 million compared to $180.0 million in the same period of 2001. Similar to the second quarter, Europe OE sales volumes were the primary contributor to the increase.

Gross margin was 28.7% for the first six months of 2002 compared to 18.6% for the same period of 2001. Offsetting the impact of customer pricing and base inflation, was significant productivity improvement in the North America operations following extensive restructuring efforts undertaken in 2001. In addition, the success of a recent Aftermarket new product launch has resulted in significantly increased shipments to the Aftermarket.

Aftermarket:

Net sales for the first six months of 2002 were $1,215.0 million compared to $1,247.7 million in the same period of 2001. Divestitures and unfavorable foreign currency effects accounted for a significant portion of the decrease in sales volumes. In addition, as certain product line replacement trends are extremely sensitive to weather conditions, North America sales volumes were adversely impacted in the first quarter due to mild weather conditions experienced. The first quarter decline was offset in the second quarter of 2002 by increased sales volumes in both North America and Europe.

Gross margin was 22.7% for the first six months of 2002 compared to 22.8% for the same period in 2001. Although productivity improvements exceeded base inflation, this net productivity improvement was more than offset by unfavorable product line and geographic mix shifts.

Other:

Other primarily includes sales from certain businesses including Lighting, European wipers and ignition, as well as Asia Pacific, South America and other costs of Corporate functions. Net sales for the first six months of 2002 were

$192.6 million compared to $188.0 million in the same period of 2001. This increase is primarily attributable to increased lighting sales related to the full production of certain OE product launches in 2001 of approximately $17 million. The increase in Lighting was offset by negative foreign currency exchange in South America and Asia Pacific.


Gross margin was 10.2% for the first six months of 2002 as compared to 17.3% for the same period in 2001. The decrease is primarily attributable to increased employee health and welfare costs and the effect of lower actuarial returns on the Company's pension assets included in Corporate. The increases were partially offset by the elimination of Company 401(k) matching contributions and other reductions.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses as a percent of net sales increased to 15.3% for the first six months of 2002 as compared to 15.0% for the same period of 2001. Year over year inflationary pressures from increasing employee health and welfare costs, certain employee incentive and retention programs related to the Restructuring Proceedings and the effect of lower actuarial returns on the Company's pension plan assets, were partially offset by the elimination of Company 401(k) matching contributions and other spending reductions.

Interest Expense, net:

Interest expense, net was $60.2 million in the first six months of 2002 compared to $163.8 million for the same period of 2001. This decrease is a result of not accruing or paying interest on certain pre-petition debt and lower interest costs. The effect of not accruing the contractual interest on pre-petition debt was $75.1 million in the period.

Income Tax Expense:

For the six months ended June 30, 2002, the Company recorded income tax expense of $50.5 million on earnings of $25.3 million before income taxes and cumulative effect of accounting change, compared to income tax expense of $40.6 million on a loss of $39.1 million before income taxes in the same period of 2001. Income tax expense for the six months ended June 30, 2002, resulted primarily from the adjustments to the valuation allowances related to the implementation of SFAS No. 141 and 142 not providing a tax benefit for current losses in the United States and from specific interest expense deductions in the U.K.

Amortization Expense:

During the six months ended June 30, 2002, and 2001, respectively, the Company recognized amortization expense of $7.1 million and $60.2 million, respectively. Amortization expense for the six months ended June 30, 2002 related primarily to developed technologies and other amortized intangible assets. Excluded from amortization expense in the first six months of 2002 was expense related to goodwill and trademarks which are no longer subject to amortization under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".

LITIGATION & ENVIRONMENTAL CONTINGENCIES

     For a summary of material contingencies as a result of those lawsuits, refer to Note 7 of the condensed consolidated financial statements, "Asbestos Liability and Legal Proceedings".

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided From Operating Activities

     Cash flow provided from operating activities was $106.5 million for the first six months of 2002. Among the factors impacting operating cash flows were operating earnings offset by working capital movements and timing issues on various accounts. Operating cash was also positively impacted by not making asbestos payments due to the Restructuring Proceedings. Asbestos payments in the first six months of 2001 amounted to $170.7 million.

Cash Flow Used By Investing Activities:

     Cash flow used by investing activities was $105.4 million in the first six months of 2002. Investing cash flows were comprised of capital expenditures of $127.2 million made for property, plant and equipment to implement process improvements, increase manufacturing capacity and production, and introduce new products, offset by proceeds from the sales of businesses of $21.8 million. The majority of these proceeds relate to the first quarter sale of its Signal-Stat Lighting Products division.

     Based on current forecasts, the Company anticipates that 2002 capital expenditures, exclusive of acquisitions and investments in affiliates, will be approximately $365.0 million. This spending level is dependent upon specific capital expenditure projects meeting the Company's operating and financial objectives. The company continues to scrutinize all appropriation approvals to minimize expenditures consistent with new business opportunities and economic conditions. The Company expects that funding for these expenditures will be from cash on hand, cash provided from operations and external sources as required.

Cash Flow Used By Financing Activities:

     Cash flow used by financing activities was $14.0 million for the first six months of 2002 primarily resulting from repayments of certain international debt and a required repayment on its debtor-in-possession credit facility ("DIP credit facility") due to proceeds received from a divested business.

     To meet its liquidity needs over the next two years, the Company entered into a DIP credit facility in the aggregate amount of $675 million, under which it has borrowed $243.9 million as of June 30, 2002. At June 30, 2002 the Company had $347.8 million available for borrowings Available borrowings under the DIP facility are impacted by the underlying collateral at any point in time, consisting of domestic fixed assets, accounts receivable and inventory. Further, any outstanding letters of credit reduce the amount available under the facility. The DIP credit facility has been approved by the Bankruptcy court as well as various creditors' committees. The DIP credit facility expires in October, 2003 and bears interest at either alternate base rate ("ABR") plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus 3.5 percentage points. The ABR is the greatest of either the bank's prime rate or the base CD rate plus 1 percentage point or the fed funds rate plus 1/2 percentage point.

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

     The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, the Bankruptcy Court's approval of management's plans and the availability of financing. Management believes that cash on hand and cash flow from operations, in conjunction with borrowings available from its DIP credit facility, will be sufficient to fund capital expenditures and meet its post-petition operating obligations in the short-term. In the long term, the Company believes that the benefits from the previously announced restructuring programs and favorable resolution of its asbestos liabilities through Chapter 11 and Administration should provide adequate long-term cash flows. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company. Also, certain obligations, particularly asbestos obligations, can be impacted by factors outside the Company's control.

     At June 30, 2002, the Company was in compliance with all debt covenants under its existing DIP credit facility. Based on current forecasts, the Company expects to be in compliance throughout 2002. Changes in the business environment, market factors, macroeconomic factors, and the Company's ability to achieve its forecasts and other factors outside of the Company's control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

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

     As currency exchange rates change, translation of the statements of operations of the Company's international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of shareholders' equity for the Company's foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the US dollar as the functional currency. The Company's equity was increased by $149.7 million during the six months ended June 30, 2002, primarily due to cumulative translation adjustments resulting from changes in the U.S. dollar to the Euro and the British Pound.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

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

Item 4.   Submission of Matters to a Vote of Security Holders

                  The Company held its Annual Meeting of Shareholders on May 15, 2002, at which time the shareholders considered and voted on
                  (i) the election of eight directors, (ii) the appointment of Ernst & Young LLP as its independent accountants for 2002.

                  The eight directors were incumbents, and all nominees were reelected. The following table sets forth the number of votes "For" and "Withheld" with respect to each nominee:

                         Nominee                Votes For           Votes Withheld
                  John J. Fannon                69,401,978             5,173,865
                  Paul S. Lewis                 69,829,064             4,746,779
                  Frank E. Macher               70,698,769             3,877,074
                  Charles G. McClure            70,719,446             3,856,397
                  Robert S. Miller, Jr.         69,351,418             5,224,425
                  John C. Pope                  69,565,476             5,010,367
                  Jane L. Warner                70,618,682             3,957,161
                  Geoffrey H. Whalen            70,128,348             4,447,495

                  The appointment of Ernst & Young LLP as independent accountants was approved, with 72,335,873 votes cast For, 1,496,632 votes cast Against and 743,338 Abstentions.

Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits:

                 None

          (b)    Reports on Form 8-K:

                 (1) On July 29, 2002, the Company filed a Current Report on Form 8-K to announce the resignation of Jane L. Warner from the Company's Board of Directors.

                 (2) On February 25, 2002, the Company filed a Current Report on Form 8-K to announce the appointment of Jane L. Warner to the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FEDERAL-MOGUL CORPORATION

                            By: /s/ G. Michael Lynch
                               ---------------------
                                G. Michael Lynch
              Executive Vice President and Chief Financial Officer,
                           Principal Financial Officer

                         By: /s/ William G. Quigley III
                            ---------------------------
                             William G. Quigley III
                         Vice President and Controller,
                            Chief Accounting Officer
Dated:  August 12, 2002