Form 10-Q
period 2002-09-30
FEDERAL MOGUL CORP
filed 2002-11-07
CIK 34879

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________


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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 4, 2002, there were 82,611,418 outstanding shares of the registrant's $5.00 stated value common stock.

                            FEDERAL-MOGUL CORPORATION

                                    Form 10-Q

                    For the Quarter Ended September 30, 2002

                                      INDEX


                                                                                      Page No.
                                                                                      --------
Forward-Looking Statements ..............................................................  3
Part I - Financial Information
    Item 1 - Condensed Consolidated Financial Statements
        Condensed Consolidated Statements of Operations .................................  4
        Condensed Consolidated Balance Sheets ...........................................  5
        Condensed Consolidated Statements of Cash Flows .................................  6
        Notes to the Condensed Consolidated Financial Statements ........................  7
    Item 2 - Management's Discussion and Analysis of Financial Condition and
        Results of Operations ........................................................... 35
    Item 3 - Quantitative and Qualitative Disclosures about Market Risk ................. 43
    Item 4 - Disclosure Controls and Procedures ......................................... 43
Part II - Other Information
    Item 1 - Legal Proceedings .......................................................... 44
    Item 3 - Defaults Upon Senior Securities ............................................ 44
    Item 6 - Exhibits and Reports on Form 8-K ........................................... 44
Signatures .............................................................................. 45
Certification of the Quarterly Report on Form 10-Q by the Company's Chief
    Executive Officer ................................................................... 46
Certification of the Quarterly Report on Form 10-Q by the Company's Chief
    Financial Officer ................................................................... 47
Exhibit 99.1 - Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
    Sarbanes-Oxley Act of 2002 .......................................................... 48
Exhibit 99.2 - Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
    Sarbanes-Oxley Act of 2002 .......................................................... 49

                           FORWARD-LOOKING STATEMENTS

     Certain statements contained or incorporated in this Quarterly Report on Form 10-Q, which are not statements of historical fact, constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Words such as "anticipate", "expect", "intend", "plan", "believe", "seek" and "estimate" signify forward-looking statements. Such statements are made in good faith by Federal-Mogul Corporation (the "Company") pursuant to the "Safe Harbor" provisions of the Reform Act.

     Forward-looking statements include, without limitation, financial projections, estimates and statements regarding plans, objectives and expectations of the Company and its management, as well as the Company's views regarding industry and economic conditions and trends. Forward-looking statements also include plans to implement restructuring initiatives relating to manufacturing and warehouse facilities, plans to address issues related to financing of the Company's business operations, statements regarding industry conditions, and statements regarding the scope and effect of asbestos liabilities and any plan of reorganization and scheme of arrangement associated with the Company's filing for Chapter 11 in the U.S. and Administration in the U.K.

     Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, experience or achievements of the Company to differ materially from any future results, performance, experience or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, without limitation, fluctuation in demand and pricing for both original equipment and replacement components in the automotive, heavy duty vehicular and industrial markets, the effect of certain global and regional economic conditions, the ability of the Company to control operating and other costs, legal proceedings and claims (including environmental and asbestos matters) involving the Company, changes in the Company's relationships with customers and suppliers, the effect of the Chapter 11 voluntary reorganization filing by the Company and its wholly-owned U.S. subsidiaries and filings of certain of the Company's U.K. subsidiaries for Chapter 11 and Administration, legislative risks and uncertainties, and other factors, some of which are beyond the Company's control.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
         --------------------

FEDERAL-MOGUL CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(Millions of Dollars, Except Per Share Amounts)

                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30               September 30
                                                                 2002          2001         2002          2001
                                                                 ----          ----         ----          ----

Net sales .................................................... $1,345.2    $1,288.8     $ 4,133.6      $4,164.9
Cost of products sold ........................................  1,095.5     1,052.2       3,331.3       3,326.0
                                                               --------    --------     ---------      --------
     Gross margin ............................................    249.7       236.6         802.3         838.9
Selling, general and administrative expenses .................    206.4       211.9         623.6         642.4
Amortization of goodwill and other intangible assets .........      2.7        29.2           9.8          89.4
Restructuring charges ........................................     17.0         6.1          28.0          38.0
Adjustment of assets held for sale and other long-lived
     assets to fair value ....................................     24.6       496.6          27.2         497.3
Interest expense, net ........................................     29.8        71.4          90.0         235.2
Chapter 11 and Administration related reorganization
     expenses ................................................     33.4        13.7          76.4          14.4
Gain on extinguishment of debt ...............................     --         (47.1)         --           (72.2)
Other (income) expense, net ..................................     (0.2)       86.6         (14.0)         65.3
                                                               --------    --------     ---------      --------
     Loss before income tax expense and cumulative effect of                 (631.8)                     (670.9)
         change in accounting principle ......................    (64.0)                    (38.7)
Income tax expense ...........................................      9.3       178.3          59.8         218.9
                                                               --------    --------     ---------      --------
     Loss before cumulative effect of change in accounting                   (810.1)                     (889.8)
         principle ...........................................    (73.3)                    (98.5)
Cumulative effect of change in accounting principle, net of
     applicable income tax benefit ...........................     --          --         1,428.4          --
                                                               --------    --------     ---------      ------
     Net loss ................................................    (73.3)     (810.1)     (1,526.9)       (889.8)
Preferred dividends ..........................................     --           0.5          --             1.9
                                                               --------    --------     ---------      --------
     Net loss attributable to common shareholders ............ $  (73.3)   $ (810.6)    $(1,526.9)     $ (891.7)
                                                               ========    ========     =========      ========

Loss Per Common Share:
Basic and Diluted

     Loss Per Common Share before cumulative effect of

         change in accounting principle ...................... $  (0.89)   $ (10.31)    $   (1.19)     $ (12.13)
                                                               ========    ========     =========      ========
     Net Loss Per Common Share ............................... $  (0.89)   $ (10.31)    $  (18.53)     $ (12.13)
                                                               ========    ========     =========      ========


See accompanying notes.

FEDERAL-MOGUL CORPORATION
Condensed Consolidated Balance Sheets
(Millions of Dollars)

                                                                                   (Unaudited)
                                                                                  September 30     December 31
                                                                                      2002             2001
                                                                                      ----             ----

                                     ASSETS

Cash and equivalents ...........................................................  $   339.3        $   346.9
Accounts receivable ............................................................    1,042.7            944.8
Inventories ....................................................................      792.5            721.9
Deferred taxes .................................................................       68.9             55.4
Other current assets ...........................................................      189.5            177.6
                                                                                  ---------        ---------
     Total Current Assets ......................................................    2,432.9          2,246.6
Property, plant and equipment, net .............................................    2,196.9          2,163.7
Goodwill .......................................................................    1,427.6          2,738.9
Other intangible assets, net ...................................................      483.2            624.7
Asbestos-related insurance recoverable .........................................      763.1            723.2
Other noncurrent assets ........................................................      505.6            556.1
                                                                                  ---------        ---------
     Total Assets ..............................................................  $ 7,809.3        $ 9,053.2
                                                                                  =========        =========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Short-term debt, including current portion of long-term debt ...................  $    27.8        $    24.9
Accounts payable ...............................................................      319.1            299.5
Accrued compensation ...........................................................      243.5            193.9
Restructuring and rationalization reserves .....................................       86.1             81.1
Other accrued liabilities ......................................................      457.1            382.9
                                                                                  ---------        ---------
     Total Current Liabilities .................................................    1,133.6            982.3
Long-term debt .................................................................      254.3            266.7
Postemployment benefits ........................................................      844.4            819.8
Other accrued liabilities ......................................................      212.7            258.5
Minority interest in consolidated subsidiaries .................................       46.2             50.3

Liabilities subject to compromise ..............................................    6,274.1          6,256.6

Shareholders' (Deficit) Equity:
     Series C ESOP preferred stock .............................................       28.0             28.0
     Common stock ..............................................................      412.8            411.9
     Additional paid-in capital ................................................    1,853.3          1,844.6
     Accumulated deficit .......................................................   (2,641.9)        (1,115.0)
     Accumulated other comprehensive loss ......................................     (608.0)          (750.1)
     Other .....................................................................       (0.2)            (0.4)
                                                                                  ---------        ---------
         Total Shareholders' (Deficit) Equity ..................................     (956.0)           419.0
                                                                                  ---------        ---------
         Total Liabilities and Shareholders' (Deficit) Equity ..................  $ 7,809.3        $ 9,053.2
                                                                                  =========        =========


See accompanying notes.

FEDERAL-MOGUL CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Millions of Dollars)


                                                                                               Nine Months Ended
                                                                                                 September 30
                                                                                              2002           2001
                                                                                              ----           ----
Cash Provided From (Used By) Operating Activities
   Net loss ........................................................................... $(1,526.9)       $(889.8)
   Adjustments to reconcile net loss to net cash provided from (used by)
     operating activities:
       Cumulative effect of change in accounting principle ............................   1,464.5           --
       Depreciation and amortization ..................................................     206.9          285.9
       Gain on extinguishment of debt .................................................      --            (72.2)
       Restructuring charges ..........................................................      28.0           38.0
       Chapter 11 and Administration related reorganization expenses ..................      76.4           14.4
       Adjustment of assets held for sale and other long-lived assets to fair value ...      27.2          497.3
       (Gain) loss on sale of businesses ..............................................      (4.7)          37.5
       Postemployment benefits including pensions .....................................      58.5           (1.5)
       Change in deferred taxes .......................................................     (21.1)         264.2
       (Increase) decrease in accounts receivable .....................................     (67.1)          71.4
       (Increase) decrease in inventories .............................................     (60.9)          33.1
       Increase (decrease) in accounts payable ........................................      16.2          (35.3)
       Change in other assets and liabilities .........................................      76.5         (119.4)
       Payments against restructuring and rationalization reserves ....................     (27.0)         (50.1)
       Payments for Chapter 11 and Administration related reorganization expenses .....     (57.7)         (14.4)
       Payments against asbestos liability, net of insurance receipts .................      --           (219.2)
                                                                                        ---------        -------
            Net Cash Provided From (Used By) Operating Activities .....................     188.8         (160.1)
Cash Provided From (Used By) Investing Activities

   Expenditures for property, plant and equipment and other long-term assets ..........    (228.1)        (232.2)
   Net proceeds from sale of property, plant and equipment ............................      --             19.0
   Net proceeds from sales of businesses ..............................................      25.5          241.8
   Business acquisitions, net of cash acquired ........................................      --            (18.8)
                                                                                        ---------        -------
            Net Cash (Used By) Provided From Investing Activities .....................    (202.6)           9.8
Cash Provided From (Used By) Financing Activities

   Proceeds from issuance of long-term debt ...........................................       2.5          666.4
   Principal payments on long-term debt ...............................................      (2.1)        (171.8)
   Principal payments on DIP credit facility ..........................................     (10.0)          --
   Increase (decrease) in short-term debt .............................................       3.3          (71.4)
   Fees paid for debt agreements ......................................................      --            (18.5)
   Repurchase of accounts receivable under securitization .............................      --            (89.6)
   Dividends ..........................................................................      --             (1.9)
   Other ..............................................................................      --             (9.0)
                                                                                        ---------        -------
            Net Cash (Used By) Provided From Financing Activities .....................      (6.3)         304.2
                                                                                        ---------        -------
            Effect of Foreign Currency Exchange Rate Fluctuations on Cash .............      12.5            2.1
                                                                                        ---------        -------
            (Decrease) Increase in Cash and Equivalents ...............................      (7.6)         156.0
Cash and Equivalents at Beginning of Period ...........................................     346.9          107.2
                                                                                        ---------        -------
Cash and Equivalents at End of Period ................................................. $   339.3        $ 263.2
                                                                                        =========        =======

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002

1.   BASIS OF PRESENTATION

Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements of Federal-Mogul Corporation ("Federal-Mogul" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain items in the 2001 condensed consolidated financial statements have been reclassified to conform to the presentation used in 2002.

New Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement addresses financial accounting and reporting for costs associated with an exit activity (including restructuring) or with the disposal of long-lived assets and supercedes Emerging Issues Task Force Issue No. 94-3. Under SFAS No. 146, a liability is recorded for a cost associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS No. 146 requires disclosure of information about exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002 with earlier adoption encouraged. SFAS No. 146 does not allow for the restatement of previously issued financial statements and grandfathers the accounting for liabilities previously recorded under Emerging Issues Task Force Issue No. 94-3. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial statements.

Accounting for Extraordinary Items

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This pronouncement, among other things, requires certain gains and losses on the extinguishment of debt previously treated as extraordinary items to be classified as income or loss from continuing operations. As a result of the adoption of SFAS No. 145 in 2002, the Company has reclassified the gain on extinguishment of debt previously recorded as extraordinary to a gain from continuing operations of $47.1 million and $72.2 million for the three and nine month periods ended September 30, 2001, respectively, in the condensed consolidated financial statements. The Company did not provide income tax expense on these gains as the Company did not provide a tax benefit on its 2001 operating losses in the United States.

Accounting for Goodwill and Other Intangible Assets

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that was completed after June 30, 2001. The Company made one acquisition in 2001 subsequent to June 30, 2001 which was properly accounted for using the purchase method.

     Under SFAS No. 142 goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies were required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

     Effective January 1, 2002, the Company adopted SFAS No. 142. The adoption resulted in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. Furthermore, the adoption of SFAS No. 142 resulted in the reclassification of various intangible asset classes according to the measurability of their useful lives. During the second quarter of 2002, the Company, with the assistance of an outside valuation firm, performed the impairment tests of its goodwill and indefinite-lived intangible assets required by SFAS No. 142. As a result of this assessment, the Company recorded a non-cash charge of $1,428.4 million, net of applicable income tax benefit, to reduce the carrying value of its goodwill and indefinite-lived intangible assets to their estimated fair value. The charge is presented as a cumulative effect of change in accounting principle in the condensed consolidated statement of operations for the nine-month period ended September 30, 2002. The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise). The first annual review will take place in the fourth quarter of 2002.

Accounting for Certain Sales Incentives

     In May 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-14, "Accounting for Certain Sales Incentives", which changes the way companies must account for certain sales incentives offered to customers. The Company has adopted EITF 00-14, effective January 1, 2002. The adoption of EITF 00-14 required the reclassification of $1.9 million and $6.1 million, respectively, of expenditures previously recorded by the Company as selling, general, and administrative expenses to costs of products sold for the three and nine month periods ended September 30, 2001.

2.   VOLUNTARY REORGANIZATION UNDER CHAPTER 11 AND ADMINISTRATION

     On October 1, 2001 (the "Petition Date"), Federal-Mogul Corporation ("Company" or "Federal-Mogul") and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the "U.S. Restructuring") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Also on October 1, 2001, certain of the Company's United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the "U.K. Restructuring") under the United Kingdom Insolvency Act of 1986 (the "Act") in the High Court of Justice, Chancery division in London, England (the "High Court"). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the "Debtors". The U.S. Restructuring and U.K. Restructuring are herein referred to as the "Restructuring Proceedings". The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et. al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company's non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above.

     The Restructuring Proceedings were undertaken to resolve the Company's asbestos-related litigation in a fair and equitable manner, to protect the long-term value of the Debtors' businesses and to maintain the Debtors' leadership positions in their markets.

Consequences of the Restructuring Proceedings

     The U.S. Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of an Administrator approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, all pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors' intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act. However, it is currently difficult to predict with a high degree of certainty how a plan of reorganization or a scheme of arrangement will treat asbestos and other pre-petition claims and what impact the Restructuring Proceedings and any plan of reorganization or scheme of arrangement may have on the shares of the Company's common stock and preferred stock. The formulation and implementation of the plan of reorganization or scheme of arrangement could take a significant period of time.

     In the U.S., three committees, representing asbestos claimants, unsecured creditors and equity security holders have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Company expects that the appointed committees, together with the legal representative for the future asbestos claimants will play important roles in the Restructuring Proceedings. In the U.K., the Administrator has appointed a creditors committee, representing both asbestos claimants and general unsecured creditors. The Company expects this committee to play an important role in the negotiation of any scheme of arrangement.

     As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization within 120 days following the Petition Date with the Bankruptcy Court. The Debtors requested the Bankruptcy Court to extend the period of exclusivity to November 1, 2002, and the request was granted. On October 30, 2002, the Bankruptcy Court granted an additional extension of the period of exclusivity to March 3, 2003. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan of reorganization is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors. As provided by the Act, the Administrator will propose a scheme of arrangement to the High Court.

     The Company is unable to predict at this time what the treatment of creditors and equity security holders of the respective Debtors will be under any proposed plan(s) of reorganization or scheme(s) of arrangement. One alternative such plan of reorganization may provide, among other things, that all present and future asbestos-related liabilities of the Debtors will be discharged and assumed and resolved by one or more independently administered trusts established in compliance with Section 524(g) of the Bankruptcy Code. Such plan may also provide for the issuance of an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors alleging asbestos-related claims, which claims will be paid in whole or in part by one or more Section 524(g) trusts. Similar plans of reorganization have been confirmed in Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims against the reorganized company and channeling those claims to an independent trust.

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

     The Company is unable to predict with a high degree of certainty at this time what treatment will be accorded under any such plan(s) of reorganization to intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. Various parties in the Chapter 11 cases may challenge these arrangements, transactions, and relationships, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan(s) of reorganization. The Bankruptcy Court has set March 3, 2003 as a bar date for asbestos property damage claims and for general and commercial claims.

     The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan(s) of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors. Pre-petition creditors may receive under the proposed plan(s) less than 100% of the face value of their claims, and the interests of the Company's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 cases, the terms and provisions of any plan(s) of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the pre-petition creditors of the Debtors or the interests of the Company's equity security holders.

Chapter 11 Financing

     In connection with the Restructuring Proceedings, the Company entered into a $675 million debtor-in-possession ("DIP") credit facility to supplement liquidity and fund operations during the restructuring proceedings. The DIP credit facility expires in October 2003 and bears interest at either the alternate base rate ("ABR") plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus 3.5 percentage points. The ABR is the greatest of either the bank's prime rate or the base CD rate plus 1 percentage point or the fed funds rate plus 1/2 percentage point. The $675 million commitment is reduced by a portion of the proceeds received from an asset sale or business unit divestiture. The total commitment under the DIP credit facility has been reduced to $648.8 million as of September 30, 2002 due to divestitures (see Note 6). Available borrowings under the DIP credit facility are impacted by the underlying collateral at any point in time, consisting of domestic fixed assets, accounts receivable and inventory.

     At September 30, 2002, the Company had $339.9 million available to borrow under its DIP credit facility and had outstanding borrowings and letters of credit of $239.9 million and $13.9 million, respectively. Further, any outstanding letters of credit reduce the amount available under the facility. The borrowings were used to pay off the Company's accounts receivable securitization facility during 2001 as a result of the facility being closed in conjunction with the U.S. Restructuring.

Financial Statement Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. Given this uncertainty, there is substantial doubt about the ability of the Company to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrator or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization or scheme of arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

     Virtually all of the Company's pre-petition debt is in default. At September 30, 2002, the Debtors' prepetition debt is classified under the caption "Liabilities subject to compromise." This includes debt outstanding of

$1,905.3 million under the pre-petition Senior Credit Agreements and $2,118.2 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $43.1 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the condensed consolidated financial statements.

     As a result of the Restructuring Proceedings, the Company is in default to its affiliate holder of its convertible junior subordinated debentures and is no longer accruing interest expense or making interest payments on the debentures. As a result, the affiliate will no longer have the funds available to pay distributions on the Company-Obligated Mandatorily Redeemable Preferred Securities and stopped accruing and paying such distributions on October 1, 2001. The affiliate is in default on the Company-Obligated Mandatorily Redeemable Preferred Securities. The Company is a guarantor on the outstanding debentures and, as a result of the default, the Company has become a debtor to the holders of the debentures directly. This liability is a pre-petition liability. As a result, the Company has classified these securities as "Liabilities subject to compromise" in the consolidated condensed balance sheet.

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

     Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. On October 4, 2002, the Debtors issued approximately 100,000 proof of claim forms to its current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for these claims in the Chapter 11 cases. A March 3, 2003 bar date has been set for the filing of proofs of claim against the Debtors. The ultimate number and allowed amount of such claims are not yet known and could result in a material adjustment to the Company's financial statements. The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims and certain other pre-petition claims.

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

Debtors' Financial Statements

     The condensed combined financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the combined Debtor subsidiaries, including certain amounts and activities between Debtors and non-Debtor subsidiaries of the Company, which are eliminated in the condensed consolidated financial statements.

     The condensed combined financial statements of the Debtors are presented as follows:

                            Federal-Mogul Corporation
      Debtors' Condensed Consolidated Statements of Operations (Unaudited)
                              (Millions of Dollars)


                                                                                  Three Months      Nine Months
                                                                                      Ended            Ended
                                                                                  September 30      September 30
                                                                                      2002              2002
                                                                                      ----              ----
Net sales .........................................................................  $906.2          $ 2,837.8
Cost of products sold .............................................................   759.0            2,352.9
                                                                                     ------          ---------
     Gross margin .................................................................   147.2              484.9
Selling, general and administrative expenses ......................................   139.1              421.2
Amortization of other intangible assets ...........................................     1.3                7.3
Restructuring charges .............................................................    17.9               22.4
Adjustment of assets held for sale and other long-lived assets to fair value ......    24.6               27.2
Interest expense, net .............................................................    30.8               92.4
Chapter 11 and administration related reorganization expenses .....................    33.4               76.4
Other income, net .................................................................   (45.4)            (121.0)
                                                                                     ------          ---------
         Loss before income taxes, cumulative effect of change in accounting
              principle and equity loss of non-Debtor subsidiaries ................   (54.5)             (41.0)
Income tax (benefit) expense ......................................................    (1.2)              27.0
                                                                                     ------          ---------
         Loss before cumulative effect of change in accounting principle and
              equity loss of non-Debtor subsidiaries ..............................   (53.3)             (68.0)
Cumulative effect of change in accounting principle, net of applicable income
     tax benefit ..................................................................    --              1,100.7
                                                                                     -----           ---------
Loss before equity loss of non-Debtor subsidiaries ................................   (53.3)          (1,168.7)
Equity loss of non-Debtor subsidiaries ............................................   (20.0)            (358.2)
                                                                                     ------          ---------
         Net loss .................................................................  $(73.3)         $(1,526.9)
                                                                                     ======          =========

                            Federal-Mogul Corporation
                 Debtors' Condensed Consolidated Balance Sheets
                              (Millions of Dollars)

                                                                                   (Unaudited)
                                                                                  September 30      December 31
                                                                                      2002              2001
                                                                                      ----              ----
                                     ASSETS
Cash and equivalents ............................................................  $  133.5         $   146.5
Accounts receivable .............................................................     640.2             604.0
Accounts receivable, Non-Debtors ................................................     179.4             150.5
Inventories .....................................................................     482.0             440.4
Deferred taxes ..................................................................      50.6              37.0
Other current assets ............................................................     108.1             114.7
                                                                                   --------         ---------
     Total Current Assets .......................................................   1,593.8           1,493.1
Property, plant and equipment, net ..............................................   1,195.7           1,235.2
Goodwill ........................................................................   1,226.7           2,202.4
Other intangible assets, net ....................................................     471.0             600.3
Asbestos-related insurance recoverable ..........................................     763.1             723.2
Loans receivable and investments in Non-Debtors .................................   4,465.3           4,510.0
Other noncurrent assets .........................................................     208.2             438.0
                                                                                   --------         ---------
     Total Assets ...............................................................  $9,923.8         $11,202.2
                                                                                   ========         =========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Accounts payable ................................................................  $  281.7         $   237.1
Accounts payable, Non-Debtors ...................................................      84.2              37.3
Other accrued liabilities .......................................................     337.0             292.2
                                                                                   --------         ---------
     Total Current Liabilities ..................................................     702.9             566.6
Long-term debt ..................................................................     240.0             250.0
Postemployment benefits .........................................................     659.3             655.9
Other accrued liabilities .......................................................      25.0              75.6
Liabilities subject to compromise ...............................................   9,252.6           9,235.1
Shareholders' (Deficit) Equity ..................................................    (956.0)            419.0
                                                                                   --------         ---------
     Total Liabilities and Shareholders' (Deficit) Equity .......................  $9,923.8         $11,202.2
                                                                                   ========         =========

                            Federal-Mogul Corporation
       Debtors' Condensed Consolidated Statement of Cash Flows (Unaudited)
                              (Millions of Dollars)

                                                                                            Nine Months
                                                                                               Ended
                                                                                            September 30
                                                                                                2002
                                                                                                ----
Cash Provided From (Used By) Operating Activities
     Net loss .............................................................................. $(1,526.9)
     Adjustments to reconcile net loss to net cash provided from operating activities:
         Cumulative effect of change in accounting principle ...............................   1,139.5
         Depreciation and amortization .....................................................     121.8
         Restructuring charges .............................................................      22.4
         Chapter 11 and Administration related reorganization expenses .....................      76.4
         Adjustment of assets held for sale and other long-lived assets to fair value ......      27.2
         Equity loss of Non-Debtor subsidiaries ............................................     358.2
         Postemployment benefits ...........................................................       1.9
         Changes in working capital, other assets, and other liabilities ...................     (90.4)
         Payments for Chapter 11 and Administration related reorganization expenses ........     (57.7)
         Payments against restructuring and rationalization reserves .......................     (12.7)
                                                                                             ---------
              Net Cash Provided From Operating Activities ..................................      59.7
Cash Provided From (Used By) Investing Activities
     Expenditures for property, plant and equipment and other long-term assets .............    (100.7)
     Net Proceeds from sales of businesses .................................................      25.5
                                                                                             ---------
              Net Cash Used By Investing Activities ........................................     (75.2)
Cash Provided From (Used By) Financing Activities
     Principal payments on DIP credit facility .............................................     (10.0)
                                                                                             ---------
              Net Cash Used By Financing Activities ........................................     (10.0)
              Effect of Foreign Currency Exchange Rate Fluctuations on Cash ................      12.5
                                                                                             ---------
              Decrease in Cash and Equivalents .............................................     (13.0)
Cash and Equivalents at Beginning of Period ................................................     146.5
                                                                                             ---------
Cash and Equivalents at End of Period ...................................................... $   133.5
                                                                                             =========

     Liabilities subject to compromise are comprised of (in millions):

                                                                 September 30, 2002      December 31, 2001
                                                                 ------------------      -----------------
           Debt ...............................................       $3,980.4                $3,971.4
           Asbestos liabilities ...............................        1,562.1                 1,550.2
           Company-obligated mandatorily redeemable
                preferred securities ..........................          439.9                   449.5
           Accounts payable ...................................          210.1                   200.2
           Interest payable ...................................           41.2                    43.7
           Environmental liabilities ..........................           22.8                    23.3
           Other liabilities ..................................           17.6                    18.3
                                                                      --------                --------
                Subtotal ......................................        6,274.1                 6,256.6
           Intercompany payables to Affiliates ................        2,978.5                 2,978.5
                                                                      --------                --------
           Liabilities subject to compromise ..................       $9,252.6                $9,235.1
                                                                      ========                ========

     Chapter 11 and Administration related reorganization expenses in the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2002 consist of legal, financial and advisory fees, employee retention costs and other directly related internal costs as follows:

                                                                Three months ended       Nine months ended
                                                                September 30, 2002       September 30, 2002
                                                                ------------------       ------------------
           Professional fees directly related to the filing ...       $   26.2                $   59.6
           Critical employee retention costs ..................            4.8                    14.4
           Other directly related costs .......................            2.4                     2.4
                                                                      --------                --------
                Total .........................................       $   33.4                $   76.4
                                                                      ========                ========


3.   INCOME TAXES

     For the nine months ended September 30, 2002, the Company recorded income tax expense of $59.8 million on a loss of $38.7 million before income taxes and cumulative effect of change in accounting principle, compared to an income tax expense of $218.9 million on a loss of $670.9 million before income taxes in the same period of 2001. For the nine month periods ended September 30, 2002 and 2001, the Company did not provide for a tax benefit on losses generated in the United States due to the uncertainty of the realization of such benefits. Income tax expense for the nine-month period ended September 30, 2002 resulted from an increase to the valuation allowances related to the implementation of SFAS No. 142 and limitations on specific interest expense deductions in the U.K.

     At September 30, 2002, the Company had deferred tax assets of $771.4 million, net of a valuation allowance of $539.9 million, and deferred tax liabilities of $823.3 million. As of September 30, 2002, the Company has adjusted its deferred tax and related valuation allowance accounts for the implementation of SFAS 142, for the filing of its 2001 income tax returns, and for its foreign subsidiaries. The Company has not re-evaluated its deferred tax accounts for its United States locations as all U.S. net deferred tax assets are fully reserved.

     Net deferred tax assets/(liabilities) are as follows (in millions):

                                                          September 30, 2002       December 31, 2001
                                                          ------------------       -----------------
           Deferred tax assets ........................        $1,311.3                 $1,297.2
           Valuation allowance ........................          (539.9)                  (496.8)
                                                               --------                 --------
                Net deferred tax assets ...............           771.4                    800.4
           Deferred tax liabilities ...................          (823.3)                  (867.8)
                                                               --------                 --------
           Net deferred tax liability .................        $  (51.9)                $  (67.4)
                                                               ========                 ========

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

                                                          September 30, 2002       December 31, 2001
                                                          ------------------       -----------------
           Assets

                Deferred taxes ..........................       $ 68.9                  $ 55.4
                Other noncurrent assets .................        (35.4)                    3.7
           Liabilities

                Other current accrued liabilities .......        (39.3)                  (30.0)
                Other long-term accrued liabilities .....        (46.1)                  (96.5)
                                                                ------                  ------
                                                                $(51.9)                 $(67.4)
                                                                ======                  ======

4.   OPERATIONS BY REPORTABLE SEGMENT

     Segment information for the three and nine-month periods ended September 30, 2001 has been restated to reflect organizational changes implemented in September 2001 and July 2002. The Company is a global manufacturer and distributor with six reportable segments: Powertrain; Sealing Systems and Systems Protection; Friction; Aftermarket; Other; and Divested Operations.

     Powertrain products are used primarily in automotive, light truck, heavy duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, sintered products, and connecting rods.

     Sealing Systems and Systems Protection products are used in automotive, light truck, heavy duty, agricultural, off-highway, marine, railroad, high performance and industrial applications. The primary products of this segment include dynamic seals, gaskets and element resistant sleeving systems protection products.

     Friction products are used in automotive, heavy duty, railroad and industrial applications. The primary products of this segment include disc pads and brake shoes.

     Aftermarket distributes products manufactured within the above segments, or purchased, to the independent automotive and heavy-duty aftermarkets. The segment also includes manufacturing operations for North American brake, chassis, ignition, lighting, fuel and wiper products.

     Other includes original equipment lighting operations, Asia Pacific and other Corporate functions.

     Divested Operations include the historical operating results of the Company's divestitures (see Note 6).

     The Company has aggregated certain individual operating segments within its six reportable segments. The accounting policies of the segments are the same as that of the Company. The Company evaluates segment performance based principally on Operational EBIT. Operational EBIT is defined as earnings before interest, income taxes, cumulative effect of change in accounting principle and certain nonrecurring items such as restructuring and impairment charges, Chapter 11 and Administration related reorganization expenses, gains on extinguishments of debt and gains or losses on the sales of businesses. Operational EBIT for each segment is shown below, as it is most consistent with the corresponding condensed consolidated financial statements (in millions).

     As noted in Footnote 1, The Company adopted SFAS No. 142 effective January 1, 2002. The pro-forma effect of SFAS No. 142 on reported earnings for the three and nine month periods ended September 30, 2001 is shown in Footnote 11. The Operational EBIT amounts for 2001 below have not been adjusted for the pro-forma effects of the adoption of SFAS No. 142.

                                 Net Sales          Operational EBIT          Net Sales           Operational EBIT
                                 ---------          ----------------          ---------           ----------------
                                Three Months          Three Months           Nine Months            Nine Months
                                   Ended                 Ended                  Ended                  Ended
                                September 30          September 30         September 30             September 30
                               2002      2001       2002        2001       2002       2001        2002        2001
                               ----      ----       ----        ----       ----       ----        ----        ----
Powertrain ................. $  435.6  $  378.4    $ 26.8      $ 13.1    $1,318.5  $ 1,249.3     $  97.5     $  97.5
Sealing Systems and
     Systems Protection ....    158.1     151.8      11.1         7.5       489.3      484.7        43.0        36.2
Friction ...................     95.5      78.6      13.2        (0.2)      278.1      260.5        42.0         5.3
Aftermarket ................    598.6     600.6      70.2        51.1     1,854.6    1,863.4       224.9       172.3
Other, including Corporate .     57.4      54.4     (83.5)      (80.6)      177.1      163.2      (245.7)     (219.3)
Divested Operations ........     --        25.0      --           2.2        16.0      143.8         2.0        16.5
                             --------  --------    ------      ------    --------  ---------     -------     -------
Total ...................... $1,345.2  $1,288.8    $ 37.8      $ (6.9)   $4,133.6  $ 4,164.9     $ 163.7     $ 108.5
                             ========  ========    ======      ======    ========  =========     =======     =======


                                                                     Three Months          Nine Months
                                                                        Ended                 Ended
                                                                     September 30         September 30
                                                                  2002         2001      2002       2001
                                                                  ----         ----      ----       ----
Reconciliation:
     Total segments Operational EBIT .........................   $ 37.8      $  (6.9)   $163.7    $ 108.5
     Net interest and other financing costs ..................    (24.9)       (80.5)    (75.5)    (264.4)
     Restructuring, impairment and other special charges .....    (41.6)      (502.7)    (55.2)    (535.3)
     Net (loss) gain on sale of businesses ...................     (1.9)       (75.1)      4.7      (37.5)
     Chapter 11 and Administration related reorganization
         expenses ............................................    (33.4)       (13.7)    (76.4)     (14.4)
     Gain on extinguishment of debt ..........................     --           47.1      --         72.2
                                                                 ------      -------    ------    -------
     Loss before income tax expense and cumulative effect of
         change in accounting principle ......................   $(64.0)     $(631.8)   $(38.7)   $(670.9)
                                                                 ======      =======    ======    =======


         Total assets by reportable segment are as follows:

                                                         September 30, 2002     December 31, 2001
                                                         ------------------     -----------------
                    Powertrain .......................        $1,695.3              $2,728.6
                    Sealing Systems and
                         Systems Protection ..........         1,175.2               1,031.8
                    Friction .........................           316.9                 398.9
                    Aftermarket ......................         3,664.0               3,360.3
                    Other, including Corporate .......           837.7               1,429.6
                    Divested Operations ..............           120.2                 104.0
                                                              --------              --------
                    Total ............................        $7,809.3              $9,053.2
                                                              ========              ========

5.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share (in millions of dollars, except share and per share data):

                                                                    Three Months            Nine Months
                                                                 Ended September 30      Ended September 30
                                                                 2002        2001      2002              2001
                                                                 ----        ----      ----              ----
Numerator:
     Net Loss ...............................................  $(73.3)    $(810.1)    $(1,526.9)       $(889.8)
     Cumulative effect of change in accounting principle,
       net of applicable tax benefit ........................     --           --       1,428.4           --
                                                               ------     -------     ---------        -------
Loss before cumulative effect of change in accounting
     principle ..............................................   (73.3)     (810.1)        (98.5)        (889.8)
     Series C preferred dividend requirement ................     --         (0.5)         --             (1.9)
                                                               ------     -------     ---------        -------
     Numerator for basic and diluted loss per share - loss
       attributable to common shareholders before cumulative
       effect of change in accounting principle .............  $(73.3)    $(810.6)    $   (98.5)       $(891.7)
                                                               ======     =======     =========        =======
     Numerator for basic and diluted loss per share .........  $(73.3)    $(810.6)    $(1,526.9)       $(891.7)
                                                               ======     =======     =========        =======
Denominator:
     Denominator for basic and diluted loss per share -
       weighted average shares ..............................    82.4        78.7          82.4           73.5
                                                               ======     =======     =========        =======
Basic and diluted loss per share before cumulative effect of
     change in accounting principle .........................  $(0.89)    $(10.31)    $   (1.19)       $(12.13)
                                                               ======     =======     =========        =======
Basic and diluted loss per share ............................  $(0.89)    $(10.31)    $  (18.53)       $(12.13)
                                                               ======     =======     =========        =======

     As a result of the Restructuring Proceedings, the Company stopped accruing and paying dividends on its Series C Preferred Stock.

6.   DIVESTITURES

     During the first quarter of 2002 the Company completed the divestiture of its Signal-Stat Lighting Products business ("Signal-Stat") to Truck-Lite Co., Inc. Signal-Stat produces exterior lighting and power distribution products primarily for heavy duty and commercial vehicle markets. Signal-Stat had 2001 net sales of $53.0 million. The Company received aggregate proceeds of $20.9 million and recognized an aggregate gain of $6.6 million for this divestiture in the first quarter of 2002. The gain is included in "Other income, net" in the accompanying condensed consolidated statements of operations.

     In May 2002, the Company announced an agreement to sell certain United States camshaft operations to ASIMCO, an automotive components manufacturing company based in Beijing, China. The sale is subject to approval by the Bankruptcy Court and certain other conditions. The operations to be sold had combined net sales of approximately $80 million in 2001. The Company does not expect to record a material gain or loss on this transactions. This transaction is expected to be completed during the fourth quarter 2002.

     In July 2002, the Company completed its divestiture of its automotive camshaft manufacturing plant in Jackson, Michigan, to Camshaft Machine Company, a new company formed by the facility's current management. The Company also entered into a three-year supply agreement with Camshaft Machine Company, under which Federal-Mogul will continue to distribute aftermarket camshafts produced at the Jackson facility through its extensive distribution network. The facility generated net sales of $5.9 million in 2001. The sale did not result in a material gain or loss.

     In August 2002, the Company signed a letter of intent to explore the sale of principally all of its original equipment lighting operations to Decoma International Inc. The sale is subject to approval by the U.S. Bankruptcy Court and to certain other conditions specified within the letter of intent. The lighting operations had net sales of

$176.1 million in 2001. Based upon the various conditions that must be satisfied before a transaction can be completed, the Company is unable to predict whether the sale would result in a material gain or loss.

     The Company is currently evaluating an offer for the purchase of its European glow plug operations. The European glow plug operations had net sales of approximately $28.5 million in 2001. Based upon the various conditions that must be satisfied before a transaction can be completed, the Company is unable to predict whether the sale would result in a material gain or loss.

7.   ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

T&N Companies Asbestos Litigation

Background

     The Company's U.K. subsidiary, T&N Ltd., and two U.S. subsidiaries (the "T&N Companies") are among many defendants named in numerous court actions in the U.S. alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. As of the Petition Date, T&N Ltd. was a defendant in approximately 91,000 pending personal injury claims. The two United States subsidiaries were defendants in approximately 172,000 pending personal injury claims. Pre-petition claims that were in the pipeline that were received after the Petition Date continue to be entered into the claims system and represent an immaterial amount of claims. Notice of complaints continue to be received Post-Petition and are in violation of the Automatic Stay.

Recorded Liability

     In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.3 billion at September 30, 2002) represented the Company's estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings (see Note
2), all pending asbestos-related litigation against the Company in the United States and the U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors' committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors' committee consisting in large part of representatives of asbestos claimants has been appointed. The Bankruptcy Court has set a bar date of March 3, 2003 for the filing of all asbestos-related property damage claims. As part of the Restructuring Proceedings, it will be determined which asbestos claims should be allowed, or compensated, and the aggregate value of such claims. The Company's obligations with respect to present and future claims could be determined through litigation in Bankruptcy Court, the High Court of Justice, Chancery Division in London, England and/or through negotiations with each of the official committees appointed; that determination may provide the basis for a plan of reorganization or scheme of arrangement.

     The Company previously entered into $225 million of surety on behalf of the T&N Companies to meet certain collateral requirements for asbestos indemnity obligations associated with their prior membership in the Center for Claims Resolution ("CCR"). As a result of the filing, the Company has sought declaratory and injunctive relief in an adversary proceeding filed in the Bankruptcy Court, in order to enjoin any post-petition payments to asbestos claimants by the CCR and any post-petition draw by the CCR on $225 million in face amount of the surety bonds. CCR now seeks to draw on the surety bonds to fund past and future payments although the basis of such draw, its validity under the pre-petition bond terms, and whether such draw may be utilized to pay obligations of other CCR members are all disputed.

     Except for exchange rates, the Company has not adjusted its estimate of the asbestos liability since September 30, 2001. This liability is included in the consolidated balance sheet under the caption "Liabilities subject to compromise" at September 30, 2002 for the Company's U.S. and U.K. subsidiaries.

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

Insurance Recoverable

     In 1996, T&N Ltd. (formerly T&N plc) purchased for itself and its then defined global subsidiaries a (pound)500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed (pound)690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and accordingly recorded an insurance recoverable asset under the T&N policy of $577 million. At September 30, 2002, the recorded insurance recoverable was $593.2 million. The Company believes that based on its review of the insurance policies and advice from outside legal counsel that it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of the claims in excess of the trigger point of the insurance. In December 2001, one of the three reinsurers filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. The Company believes that the suit is without merit and has responded accordingly.

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

     The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that currently there is little risk that the reinsurers will not be able to meet their obligation to pay, once the claims filed after June 30, 1996 exceed the (pound)690 million trigger point. The U.S. claims' costs applied against this policy are converted at a fixed exchange rate of $1.69/(pound). As such, if the market exchange rate is less then $1.69/(pound), the Company will effectively have a discount from 100% recovery on claims paid. At September 30, 2002, the $593.2 million insurance recoverable asset is net of an exchange rate discount of approximately $45 million.

Abex and Wagner Asbestos Litigation

Background

     Two of the Company's businesses formerly owned by Cooper Industries, Inc. known as Abex and Wagner are involved as defendants in numerous court actions in the U.S. alleging personal injury from exposure to asbestos or asbestos-containing products. These claims mainly involve friction products. As of the Petition Date, Abex and Wagner were defendants in approximately 68,000 and 37,000 pending claims, respectively. Pre-petition claims that were in the pipeline that were received after the Petition Date continue to be entered into the claims system and represent an immaterial number of claims. Notices of complaints continue to be received post-petition and are in violation of the Automatic Stay.

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

Recorded Liability

     The liability (approximately $216 million as of September 30, 2002) represented the Company's estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

Insurance Recoverable

     Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex.

     Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner's solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner.

     The ultimate realization of insurance proceeds is directly related to the amount of related covered claims paid by the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts due to the uncertainties created by the Restructuring Proceedings. Accordingly, this asset could change materially based upon events that occur from the Restructuring Proceedings.

     The Company believes that based on its review of the insurance policies, the financial viability of the insurance carriers, and advice from outside legal counsel, it is probable that Abex and Wagner will realize an insurance recoverable correlating with the respective liability.

Federal-Mogul and Fel-Pro Asbestos Litigation

     Prior to the Restructuring Proceedings the Company was also sued in its own name as one of a large number of defendants in a number of lawsuits brought by claimants alleging injury from exposure to asbestos due to its ownership of certain assets involved in gasket making. As of the Petition Date, the Company was a defendant in approximately 61,500 pre-petition pending claims. Over 40,000 of these claims were transferred to a federal court, where prior to the Restructuring Proceedings they were pending. Pre-petition claims that were in the pipeline that were received after the Petition Date continue to be entered into the claims system and represent an immaterial amount of claims. Notices of complaints continue to be received post-petition and are in violation of the Automatic Stay. Prior to the Restructuring Proceedings the Company's Fel-Pro subsidiary also was named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. Fel-Pro was a defendant in approximately 34,000 pending claims as of the Petition Date. Over 32,000 of these claims were transferred to a federal court where, prior to the Restructuring Proceedings, they were pending. The Company was defending all such claims vigorously and believed that it and Fel-Pro had substantial defenses to liability and insurance coverage for defense and indemnity. All claims alleging exposure to the products of the Company and of Fel-Pro have been stayed as a result of the Restructuring Proceedings.

Aggregate of Asbestos Liability and Insurance Recoverable Asset

     As of September 30, 2002, the Company has provided an aggregated asbestos-related liability for all of its subsidiaries and businesses of $1.6 billion. Also as of September 30, 2002, the Company has recorded an insurance recoverable asset of $763.1 million.

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

     On April 22, 2002, the Company received notice from the New York Stock Exchange that its common stock would be delisted effective April 24, 2002. On April 24, 2002, the Company's common stock began trading on the NASD over-the-counter bulletin board market under the new ticker symbol "FDMLQ".

Environmental Matters

     The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") or other similar national or state environmental laws. These laws require responsible parties to pay for cleaning up contamination resulting from hazardous substances that were discharged into the environment by them, or by others to whom they sent such substances for treatment or other disposition. In addition, the Company has been notified by the United States Environmental Protection Agency, other national environmental agencies, and various state agencies that it may be a potentially responsible party ("PRP") under such laws for the cost of cleaning up hazardous substances pursuant to CERCLA and other national and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities. At most of the sites that are likely to be costliest to clean up, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company's exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company's share of the total waste has generally been small. The other companies, which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly owned companies, and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. In addition, the Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination, in some cases as a result of contractual commitments. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued the estimated cost associated with such matters based upon current available information from site investigations and consultants. The environmental reserves were approximately $64.5 million and $62.8 million at September 30, 2002 and December 31, 2001, respectively. The increase in the reserve resulted primarily from the addition of new sites, offset by remediation payments made during the period. Management believes that such accruals will be adequate to cover the Company's estimated liability for its exposure in respect to such matters. As a result of the Restructuring Proceedings, $22.8 million of this reserve has been reclassified to Liabilities subject to compromise in the consolidated balance sheet, and the Company is evaluating such classification for other sites.

8.   INVENTORIES

     Inventories consisted of the following (in millions):

                                                         September 30, 2002    December 31, 2001
                                                         ------------------    -----------------
                    Finished products ................        $   547.3             $   511.2
                    Work-in-process ..................            135.8                 116.4
                    Raw materials ....................            170.1                 144.1
                                                              ---------             ---------
                                                                  853.2                 771.7
                    Reserves and allowances ..........            (60.7)                (49.8)
                                                              ---------             ---------
                                                              $   792.5             $   721.9
                                                              =========             =========

9.   RESTRUCTURING AND RATIONALIZATION

     During the first nine months of 2002, the Company recognized $28 million of restructuring and rationalization charges, net of reversals of $11 million of prior reserves, related to severance and exit costs of $19.7 million and $8.3 million, respectively. The charges related to announced manufacturing and distribution site consolidations and closures in North America and Europe for Lighting, Friction, Sealing Systems, Aftermarket and Powertrain. This amount also includes reversals of previous charges where the estimated liability was less than the existing reserve balance for a particular initiative. Total employee reductions are expected to be 2,000 of which 1,050 have been terminated as of September 30, 2002.

     The following table sets forth the restructuring and rationalization reserves for the nine months ended September 30, 2002 (in millions of dollars):

                                                                   Restructuring   Rationalization    Total
                                                                   -------------   ---------------    -----
                  Balance of reserves at December 31, 2001 .....       $  68.3         $  12.8       $  81.1
                  Restructuring charges ........................          12.0            --            12.0
                  Reversals ....................................          (2.5)           --            (2.5)
                                                                       -------         -------       -------
                       Net restructuring charges ...............           9.5            --             9.5
                  Effect of foreign exchange ...................          (0.3)           (0.3)         (0.6)
                  Payments against reserves ....................          (6.5)           (2.1)         (8.6)
                                                                       -------         -------       -------
                  Balance of reserves at March 31, 2002 ........       $  71.0         $  10.4       $  81.4
                                                                       =======         =======       =======

                  Restructuring charges ........................           6.2            --             6.2
                  Reversals ....................................          (4.7)           --            (4.7)
                                                                       -------         -------       -------
                       Net restructuring charges ...............           1.5            --             1.5
                  Effect of foreign exchange ...................           4.8             0.1           4.9
                  Payments against reserves ....................          (9.2)           --            (9.2)
                                                                       -------         -------       -------
                  Balance of reserves at June 30, 2002 .........       $  68.1         $  10.5       $  78.6
                                                                       =======         =======       =======

                  Restructuring charges ........................          20.3             0.5          20.8
                  Reversals ....................................          (3.8)           --            (3.8)
                                                                       -------         -------       -------
                       Net restructuring charges ...............          16.5             0.5          17.0
                  Effect of foreign exchange ...................          (0.2)           (0.1)         (0.3)
                  Payments against reserves ....................          (7.6)           (1.6)         (9.2)
                                                                       -------         -------       -------
                  Balance of reserves at September 30, 2002 ....       $  76.8         $   9.3       $  86.1
                                                                       =======         =======       =======

10.  COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) is summarized as follows (in millions of dollars):

                                                                  Three Months               Nine Months
                                                                      Ended                     Ended
                                                                  September 30              September 30
                                                                2002         2001         2002         2001
                                                                ----         ----         ----         ----
                  Net loss ................................   $   (73.3)   $  (810.1)  $ (1,526.9)   $   (889.8)
                  Other Comprehensive Income (Loss)
                  Foreign currency translation
                       adjustments ........................       (13.1)       113.8        142.1         (76.0)
                  Other, net of tax .......................        --            0.7         --             3.5
                                                              ---------    ---------   ----------    ----------
                  Total Comprehensive Loss ................   $   (86.4)   $  (695.6)  $ (1,384.8)   $   (962.3)
                                                              =========    =========   ==========    ==========

11.  GOODWILL AND OTHER INTANGIBLE ASSETS

     The following table shows the pro-forma effect of SFAS No. 142 on the Company's 2001 earnings (in millions of dollars, except per share amounts):

                                                                   Three Months          Nine Months
                                                                      Ended                 Ended
                                                                September 30, 2001    September 30, 2001
                                                                ------------------    ------------------
                  Reported Net Loss .......................        $      (810.1)       $      (889.8)
                  Addback: Gooodwill amortization .........                 22.1                 67.7
                  Addback: Indefinite-Lived Intangible Asset
                       amortization .......................                  3.5                 11.0
                                                                   -------------        -------------
                  Adjusted Net Loss .......................        $      (784.5)       $      (811.1)
                                                                   =============        =============

                  Basic and diluted loss per share:
                  Reported Net Loss .......................        $     (10.31)        $     (12.13)
                  Gooodwill amortization ..................                0.28                 0.92
                  Indefinite-Lived Intangible Asset
                       amortization .......................                0.04                 0.15
                                                                   ------------         ------------
                  Adjusted ................................        $      (9.99)        $     (11.06)
                                                                   ============         ============

12.  CONSOLIDATING CONDENSED FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

     Certain subsidiaries of the Company (as listed below, collectively the "Guarantor Subsidiaries") have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company's Senior Credit Agreements.

Federal-Mogul Venture Corporation     Federal-Mogul Piston Rings, Inc.         Federal-Mogul Powertrain, Inc.
Federal-Mogul Global Properties Inc.  Federal-Mogul Dutch Holdings Inc.        Federal-Mogul Mystic, Inc.
Carter Automotive Company             Federal-Mogul U.K. Holdings Inc.         Felt Products Mfg. Co.
Federal-Mogul Worldwide Inc.          F-M U.K. Holdings Limited                Ferodo America, Inc.
Federal-Mogul Ignition Company        Federal-Mogul Global Inc.                McCord Sealing, Inc.
Federal-Mogul Products, Inc.          T&N Industries, Inc.

     The Company issued notes in 1999 and 1998 that are guaranteed by the Guarantor Subsidiaries. The Guarantor Subsidiaries also guarantee the Company's previously existing publicly registered Medium-term notes and Senior notes.

     T&N Industries, Inc. and Federal-Mogul Powertrain, Inc. are wholly-owned subsidiaries of the Company and were acquired with the acquisition of T&N, plc. These subsidiaries became guarantors as a result of the Company's Fourth Amended and Restated Senior Credit Agreement dated December 29, 2000.

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

     The consolidating condensed financial information of the Guarantor subsidiaries as of September 30, 2001 and for the period then ended has been restated to include Federal-Mogul Mystic, Inc., Felt Products Mfg. Co., Ferodo America, Inc., and McCord Sealing, Inc.

     As a result of the Restructuring Proceedings (see Note 2 "Voluntary Reorganization Under Chapter 11 and Administration") certain pre-petition liabilities, as shown below, were Liabilities subject to compromise as of September 30, 2002:

                                                                      Guarantor      Non-Guarantor
                                                      Parent        Subsidiaries     Subsidiaries     Consolidated
                                                      ------        ------------     ------------     ------------

Accounts payable ................................    $     61.3      $    119.6       $     29.2       $    210.1
Other accrued liabilities .......................           2.2             1.3             14.1             17.6
Environmental liabilities .......................          22.2            --                0.6             22.8
Interest payable ................................          41.0             0.2             --               41.2
Debt ............................................       3,979.4             1.0             --            3,980.4
Asbestos liabilities ............................           1.4           239.8          1,320.9          1,562.1
Company-obligated mandatorily redeemable
   preferred securities of subsidiary holding
   solely convertible subordinated debentures
   of the Company ...............................          --              --              439.9            439.9
                                                     ----------      ----------       ----------       ----------
                                                     $  4,107.5      $    361.9       $  1,804.7       $  6,274.1
                                                     ==========      ==========       ==========       ==========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended September 30, 2002
(Millions of Dollars)

                                                                  (Unconsolidated)
                                                  ---------------------------------------------------
                                                                               Non-
                                                               Guarantor     Guarantor
                                                   Parent    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                   ------    ------------  ------------  ------------  ------------

Net sales ....................................... $  291.2   $    444.1    $    765.6    $   (155.7)  $  1,345.2
Cost of products sold ...........................    232.9        362.5         655.8        (155.7)     1,095.5
                                                  --------   ----------    ----------    ----------   ----------
     Gross margin ...............................     58.3         81.6         109.8          --          249.7
Selling, general and administrative expenses ....     52.3         68.6          85.5          --          206.4
Amortization of other intangible assets .........      0.3         --             2.4          --            2.7
Restructuring charges ...........................     --            3.6          13.4          --           17.0
Adjustment of assets held for sale and other
     long-lived assets to fair value ............     --            5.7          18.9          --           24.6
Interest expense (income), net ..................     31.4         --            (1.6)         --           29.8
Chapter 11 and Administration related
     reorganization expenses ....................     33.4         --            --            --           33.4
Other expense (income), net .....................     17.4        (27.2)          9.6          --           (0.2)
                                                  --------   ----------    ----------    ----------   ----------
Earnings (loss) before income taxes and
     equity in earnings (loss) of subsidiaries ..    (76.5)        30.9         (18.4)         --          (64.0)
Income tax expense ..............................      0.4          0.5           8.4          --            9.3
                                                  --------   ----------    ----------    ----------   ----------
Earnings (loss) before equity in earnings
     (loss) of subsidiaries .....................    (76.9)        30.4         (26.8)         --          (73.3)
Equity in earnings (loss) of subsidiaries .......      3.6        (12.8)         --             9.2         --
                                                  --------   -----------   ----------    ----------   ----------
Net Earnings (Loss) ............................. $  (73.3)  $     17.6    $    (26.8)   $      9.2   $    (73.3)
                                                  ========   ==========    ==========    ==========   ==========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Nine Months Ended September 30, 2002
(Millions of Dollars)

                                                                  (Unconsolidated)
                                                ------------------------------------------------------
                                                                                Non-
                                                              Guarantor      Guarantor
                                                    Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                    ------   ------------   ------------  ------------  ------------

Net sales......................................  $    945.2   $  1,360.9   $  2,318.6    $   (491.1)   $  4,133.6
Cost of products sold..........................       760.0      1,096.4      1,966.0        (491.1)      3,331.3
                                                 ----------   ----------   ----------    ----------    ----------
     Gross margin..............................       185.2        264.5        352.6          --           802.3
Selling, general and administrative expenses...       167.3        199.3        257.0          --           623.6
Amortization of other intangible assets........         3.1          2.0          4.7          --             9.8
Restructuring charges..........................        --            7.7         20.3          --            28.0
Adjustment of assets held for sale and other
     long-lived assets to fair value...........        --            6.0         21.2          --            27.2
Interest expense (income), net.................        94.3         --           (4.3)         --            90.0
Chapter 11 and Administration related
     reorganization expenses...................        76.4         --           --            --            76.4
Other (income) expense, net....................       (16.9)       (87.3)        90.2          --           (14.0)
                                                 ----------   ----------   ----------    ----------    ----------
Earnings (loss) before income taxes,
     cumulative effect of change in
     accounting principle and equity in
     earnings (loss) of subsidiaries...........      (139.0)       136.8        (36.5)         --           (38.7)
Income tax expense.............................         1.1         24.2         34.5          --            59.8
                                                 ----------   ----------   ----------    ----------    ----------
Earnings (loss) before cumulative effect of
     change in accounting principle and equity
     in earnings (loss) of subsidiaries........      (140.1)       112.6        (71.0)         --           (98.5)
Cumulative effect of change in accounting
     principle, net of applicable income tax
     benefit...................................        (3.8)       432.8        999.4          --         1,428.4
                                                 ----------   ----------   ----------    ----------    ----------
Loss before equity earnings (loss)
     of subsidiaries...........................      (136.3)      (320.2)    (1,070.4)         --        (1,526.9)
Equity in earnings (loss) of subsidiaries......    (1,390.6)      (703.7)        --         2,094.3          --
                                                 ----------   ----------   ----------    ----------    ----------
Net Earnings (Loss)............................  $ (1,526.9)  $ (1,023.9)  $ (1,070.4)   $  2,094.3    $ (1,526.9)
                                                 ==========   ==========   ==========    ==========    ==========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Three Months Ended September 30, 2001
(Millions of Dollars)

                                                                  (Unconsolidated)
                                                  ---------------------------------------------------
                                                                               Non-
                                                              Guarantor     Guarantor
                                                   Parent    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                   ------    ------------  ------------  ------------  ------------
Net sales ....................................... $  303.4   $    432.3    $    669.4    $   (116.3)  $  1,288.8
Cost of products sold ...........................    253.9        352.8         561.8        (116.3)     1,052.2
                                                  --------   ----------    ----------    ----------   ----------
     Gross margin ...............................     49.5         79.5         107.6          --          236.6
Selling, general and administrative expenses ....     79.3         52.7          79.9          --          211.9
Amortization of goodwill and other intangible
     assets .....................................      5.0         11.0          13.2          --           29.2
Restructuring charges ...........................     --            0.6           5.5          --            6.1
Adjustment of assets held for sale and other
     long-lived assets to fair value ............     --          380.9         115.7          --          496.6
Interest expense (income), net ..................     71.7         --            (0.3)         --           71.4
Chapter 11 and Administration related
     reorganization expenses ....................     13.7         --            --             --           13.7
Gain on early extinguishment of debt ............    (47.1)        --            --            --          (47.1)
Other expense (income), net .....................    (13.4)        19.2          80.8          --           86.6
                                                  --------   ----------    ----------    ----------   ----------
Loss before income taxes and equity in earnings
     (loss) of subsidiaries .....................    (59.7)      (384.9)       (187.2)         --         (631.8)
Income tax expense (benefit) ....................    143.0         34.0           1.3          --          178.3
                                                  --------   ----------    ----------    ----------   ----------
Loss before equity in earnings (loss) of
     subsidiaries ...............................   (202.7)      (418.9)       (188.5)         --         (810.1)
Equity in earnings (loss) of subsidiaries .......   (607.4)       (11.7)         --           619.1         --
                                                  --------   ----------    ----------    ----------   ----------
Net Earnings (Loss) ............................. $ (810.1)  $   (430.6)   $   (188.5)   $    619.1   $   (810.1)
                                                  ========   ==========    ==========    ==========   ==========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Operations
Nine Months Ended September 30, 2001
(Millions of Dollars)

                                                                  (Unconsolidated)
                                                  ---------------------------------------------------
                                                                               Non-
                                                              Guarantor     Guarantor
                                                  Parent     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                  ------     ------------  ------------  ------------  ------------
Net sales ....................................... $  972.4   $  1,388.5    $  2,211.0    $   (407.0)  $  4,164.9
Cost of products sold ...........................    804.2      1,120.5       1,808.3        (407.0)     3,326.0
                                                  --------   ----------    ----------    ----------   ----------
     Gross margin ...............................    168.2        268.0         402.7          --          838.9
Selling, general and administrative expenses ....    216.3        165.4         260.7          --          642.4
Amortization of goodwill and other intangible
     assets .....................................     15.1         34.4          39.9          --           89.4
Restructuring charges ...........................     14.5          2.7          20.8          --           38.0
Adjustment of assets held for sale and other
     long-lived assets to fair value ............      0.6        380.9         115.8          --          497.3
Interest expense, net ...........................    230.9          0.1           4.2          --          235.2
Chapter 11 and Administration related
     reorganization expenses ....................     14.4         --            --            --           14.4
Gain on early extinguishment of debt ............    (72.2)        --            --            --          (72.2)
Other expense (income), net .....................     83.7        (60.4)         42.0          --           65.3
                                                  --------   ----------    ----------    ----------   ----------
Loss before income taxes and equity in earnings
     (loss) of subsidiaries .....................   (335.1)      (255.1)        (80.7)         --         (670.9)
Income tax expense ..............................     96.5        101.8          20.6          --          218.9
                                                  --------   ----------    ----------    ----------   ----------
Loss before equity in earnings (loss) of
     subsidiaries ...............................   (431.6)      (356.9)       (101.3)         --         (889.8)
Equity in earnings (loss) of subsidiaries .......   (458.2)        65.0          --           393.2         --
                                                  --------   ----------    ----------    ----------   ----------
Net Earnings (Loss) ............................. $ (889.8)  $   (291.9)   $   (101.3)   $    393.2   $   (889.8)
                                                  ========   ==========    ==========    ==========   ==========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
September 30, 2002
(Millions of Dollars)

                                                                  (Unconsolidated)
                                                 ---------------------------------------------------
                                                                              Non-
                                                               Guarantor    Guarantor
                                                   Parent    Subsidiaries Subsidiaries Eliminations  Consolidated
                                                   ------    ------------ ------------ ------------  ------------

                     ASSETS

Cash and equivalents ........................... $     11.9   $      0.3   $    327.1    $     --      $    339.3
Accounts receivable ............................      190.6        353.1        499.0          --         1,042.7
Inventories ....................................       67.4        354.3        370.8          --           792.5
Deferred taxes .................................       14.8         --           54.1          --            68.9
Other current assets ...........................       49.4         34.0        106.1          --           189.5
                                                 ----------   ----------   ----------    ----------    ----------
   Total Current Assets ........................      334.1        741.7      1,357.1          --         2,432.9
Property, plant and equipment ..................      247.2        697.2      1,252.5          --         2,196.9
Goodwill .......................................      555.3        539.2        333.1          --         1,427.6
Other intangible assets ........................       59.4        238.3        185.5          --           483.2
Investment in subsidiaries......................    6,390.8      2,782.0         --        (9,172.8)         --
Intercompany accounts, net .....................   (3,323.7)     2,187.7      1,136.0          --            --
Asbestos-related insurance recoverable .........       --          171.9        591.2          --           763.1
Other noncurrent assets ........................       91.2         40.5        373.9          --           505.6
                                                 ----------   ----------   ----------    ----------    ----------
   Total Assets ................................ $  4,354.3   $  7,398.5   $  5,229.3    $ (9,172.8)   $  7,809.3
                                                 ==========   ==========   ==========    ==========    ==========

         LIABILITIES AND SHAREHOLDERS'
                EQUITY (DEFICIT)

Short-term debt, including current portion of
   Long-term debt .............................  $     --     $      1.2   $     26.6    $     --      $     27.8
Accounts payable ..............................        47.7         73.8        197.6          --           319.1
Accrued compensation ..........................        83.4         27.9        132.2          --           243.5
Restructuring and rationalization reserves ....        20.4         17.6         48.1          --            86.1
Other accrued liabilities .....................        61.7        135.6        259.8          --           457.1
                                                 ----------   ----------   ----------    ----------    ----------
   Total Current Liabilities ..................       213.2        256.1        664.3          --         1,133.6
Long-term debt ................................       240.0         --           14.3          --           254.3
Postemployment benefits .......................       637.2          0.2        207.0          --           844.4
Other accrued liabilities .....................        89.6          0.8        122.3          --           212.7
Minority interest in consolidated
   subsidiaries................................        22.8         23.4                       --            46.2
Liabilities subject to compromise .............     4,107.5        362.0      1,804.6          --         6,274.1
Shareholders' Equity (Deficit) ................      (956.0)     6,756.0      2,416.8      (9,172.8)       (956.0)
                                                 ----------   ----------   ----------    ----------    ----------
     Total Liabilities and Shareholders'
         Equity (Deficit) .....................  $  4,354.3   $  7,398.5   $  5,229.3    $ (9,172.8)   $  7,809.3
                                                 ==========   ==========   ==========    ==========    ==========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Balance Sheet
December 31, 2001
(Millions of Dollars)

                                                                  (Unconsolidated)
                                                  ---------------------------------------------------
                                                                              Non-
                                                                Guarantor    Guarantor
                                                    Parent    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    ------    ------------ ------------  ------------  ------------
                     ASSETS

Cash and equivalents ............................ $    74.0   $      3.5   $    269.4    $     --      $    346.9
Accounts receivable..............................     179.1        343.4        422.3          --           944.8
Inventories .....................................      76.8        303.2        341.9          --           721.9
Deferred taxes ..................................      16.0         --           39.4          --            55.4
Other current assets ............................      47.1         42.5         88.0          --           177.6
                                                  ---------   ----------   ----------    ----------    ----------
   Total Current Assets .........................     393.0        692.6      1,161.0          --         2,246.6
Property, plant and equipment ...................     263.6        702.5      1,197.6          --         2,163.7
Goodwill ........................................     563.6        935.1      1,240.2          --         2,738.9
Other intangible assets .........................      91.9        289.9        242.9          --           624.7
Investment in subsidiaries ......................   6,366.8      2,839.9         --        (9,206.7)         --
Intercompany accounts, net ......................  (2,057.1)     1,933.8        123.3          --            --
Asbestos-related insurance recoverable ..........      --          162.7        560.5          --           723.2
Other noncurrent assets .........................     130.4         44.8        380.9          --           556.1
                                                  ---------   ----------   ----------    ----------    ----------
   Total Assets ................................  $ 5,752.2   $  7,601.3   $  4,906.4    $ (9,206.7)   $  9,053.2
                                                  =========   ==========   ==========    ==========    ==========

         LIABILITIES AND SHAREHOLDERS'
                EQUITY (DEFICIT)

Short-term debt, including current portion of
     Long-term debt ............................. $    --     $      0.5   $     24.4    $     --      $     24.9
Accounts payable ................................      61.6         50.4        187.5          --           299.5
Accrued compensation ............................      63.4         24.1        106.4          --           193.9
Restructuring and rationalization reserves ......      25.3         13.8         42.0          --            81.1
Other accrued liabilities .......................      85.0        130.1        167.8          --           382.9
                                                  ---------   ----------   ----------    ----------    ----------
   Total Current Liabilities ....................     235.3        218.9        528.1          --           982.3
Long-term debt ..................................     250.0         --           16.7          --           266.7
Postemployment benefits .........................     655.1          0.1        164.6          --           819.8
Other accrued liabilities .......................      87.8          0.5        170.2          --           258.5
Minority interest in consolidated subsidiaries ..      22.1         28.2         --            --            50.3
Liabilities subject to compromise ...............   4,082.9        358.2      1,815.5          --         6,256.6
Shareholders' Equity (Deficit)...................     419.0      6,995.4      2,211.3      (9,206.7)        419.0
                                                  ---------   ----------   ----------    ----------    ----------
   Total Liabilities and
       Shareholders' Equity (Deficit) ........... $ 5,752.2   $  7,601.3   $  4,906.4    $ (9,206.7)   $  9,053.2
                                                  =========   ==========   ==========    ==========    ==========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 2002
(Millions of Dollars)

                                                                  (Unconsolidated)
                                                 ----------------------------------------------------
                                                                              Non-
                                                               Guarantor    Guarantor
                                                    Parent   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                    ------   ------------  ------------  ------------  ------------

Net Cash Provided From (Used By)
     Operating Activities .......................  $  (38.4)  $    166.9   $     60.3     $     --       $    188.8

Cash Provided From (Used By) Investing
     Activities:
Expenditures for property, plant and
     Equipment and other long-term assets .......    (23.6)       (61.6)       (142.9)          --           (228.1)
Net proceeds from sales of businesses ...........      5.9          6.0          13.6           --             25.5
                                                  --------   ----------    ----------     ----------     ----------
     Net Cash Used By Investing Activities ......    (17.7)       (55.6)       (129.3)          --           (202.6)

Cash Provided From (Used By) Financing
     Activities:
Proceeds from the issuance of
     long-term debt .............................     --           --             2.5           --              2.5
Principal payments on long-term debt ............     --           --            (2.1)          --             (2.1)
Principal payments on DIP credit facility .......    (10.0)        --            --             --            (10.0)
Increase (decrease) in short-term debt ..........     --            0.7           2.6           --              3.3
Change in intercompany accounts .................     (8.5)      (115.2)        123.7           --               --
                                                  --------   ----------    ----------     ----------        --------
     Net Cash Provided From (Used By)
        Financing  Activities ...................    (18.5)      (114.5)        126.7           --             (6.3)
     Effect of Foreign Currency Exchange
         on Cash ................................     12.5         --            --             --             12.5
                                                  --------   ----------    ----------     ----------     ----------
     Net Increase (Decrease) in Cash
         and Equivalents ........................ $  (62.1)  $     (3.2)   $     57.7     $     --       $     (7.6)
                                                  ========   ==========    ==========     ==========     ==========

Federal-Mogul Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 2001
(Millions of Dollars)

                                                                  (Unconsolidated)

                                                  ----------------------------------------------------
                                                                              Non-
                                                              Guarantor     Guarantor
                                                  Parent     Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                  ------     ------------  ------------   ------------  ------------
Net Cash Provided From (Used By) Operating
     Activities ................................. $ (118.6)  $    (49.7)   $      8.2     $     --       $   (160.1)

Cash Provided From (Used By) Investing
     Activities:
Expenditures for property, plant and equipment
     and other long-term assets .................    (32.5)       (63.1)       (136.6)          --           (232.2)
Net proceeds from sale of property, plant and
     equipment ..................................     --            9.4           9.6           --             19.0
Net proceeds from sales of businesses ...........      5.2        209.0          27.6           --            241.8
Business acquisitions, net of cash acquired .....     --           --           (18.8)          --            (18.8)
                                                  --------   ----------    ----------     ----------     ----------
     Net Cash Provided From (Used By)
        Investing Activities ....................    (27.3)       155.3        (118.2)          --              9.8

Cash Provided From (Used By) Financing
     Activities:
Proceeds from issuance of long-term debt ........    666.4         --            --             --            666.4
Principal payments on long-term debt ............   (163.7)        --            (8.1)          --           (171.8)
Increase (decrease) in short-term debt ..........    (71.9)        (6.5)          7.0           --            (71.4)
Fees paid for debt issuance and
     other securities ...........................    (18.5)        --            --             --            (18.5)
Change in intercompany accounts .................   (294.2)       (92.9)        387.1           --             --
Sale of accounts receivable under
     securitization .............................    (89.6)        --            --             --            (89.6)
Dividends .......................................     (1.9)        --            --             --             (1.9)
Other ...........................................     (9.0)        --            --             --             (9.0)
                                                  --------   ----------    ----------     ----------     ----------
     Net Cash Provided From (Used By) Financing
         Activities .............................     17.6        (99.4)        386.0           --            304.2
     Effect of Foreign Currency Exchange Rate
         Fluctuations on Cash ...................      2.1         --           --              --              2.1
                                                  --------   ----------    ----------     ----------     ----------
     Net Increase (Decrease) in Cash and
         Equivalents ............................ $ (126.2)  $      6.2    $    276.0     $     --       $    156.0
                                                  ========   ==========    ==========     ==========     ==========

Exhibit 99.2

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------


OVERVIEW

     Federal-Mogul Corporation (the "Company" or "Federal-Mogul") is a vehicular parts manufacturer providing innovative solutions and systems to global customers in the automotive, small engine, heavy-duty and industrial markets. The Company manufactures engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, sintered products, sealing systems, systems protection sleeving products, fuel systems, wipers, lighting, ignition, brake, friction and chassis products. The Company's principal customers include many of the world's original equipment ("OE") manufacturers of such vehicles and industrial products. The Company also manufactures and supplies its products to the aftermarket.

VOLUNTARY BANKRUPTCY FILING

     On October 1, 2001 (the "Petition Date"), Federal-Mogul Corporation and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the "U.S. Restructuring") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Also on October 1, 2001, certain of the Company's United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the "U.K. Restructuring") under the United Kingdom Insolvency Act of 1986 (the "Act") in the High Court of Justice, Chancery division in London, England (the "High Court"). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the "Debtors". The U.S. Restructuring and U.K. Restructuring are herein referred to as the "Restructuring Proceedings". The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company's non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above. The Chapter 11 Cases are discussed in Note 2 to the condensed consolidated financial statements.

     The Debtors filed for relief under Chapter 11 to address the growing demands on the Company's cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in Note 7 to the condensed consolidated financial statements.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE - SFAS NO. 142

     As discussed in Note 1 to the condensed consolidated financial statements, effective January 1, 2002, the Company adopted SFAS No. 142. The adoption has resulted in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. The adoption of SFAS No. 142 has also resulted in the reclassification of various intangible asset classes according to the measurability of their useful lives. During the second quarter of 2002, the Company, with the assistance of an outside valuation firm, performed the impairment tests of its goodwill and indefinite-lived intangible assets required by SFAS No. 142. The Company's initial impairment test indicated that the carrying value of certain of its operating segments exceeded the corresponding estimated fair values, which were determined by using discounted cash flows and market multiples. The implied fair value of goodwill in these operating segments was then determined through the allocation of the fair value to the underlying assets and liabilities. The performance of certain operating units and changes in market conditions were the primary reasons for the decrease in certain operating units' estimated fair values that resulted in the impairment charge. The majority of this charge relates to the impairment of goodwill associated with the acquisitions of T&N, plc. and Cooper Automotive.

     The Company recorded a non-cash charge of $1,428.4 million, net of applicable income tax benefit, to reduce the carrying value of its goodwill and indefinite-lived intangible assets to their estimated fair value as required by SFAS No. 142. The tax impact related to the charge was $36.1 million and was limited to the benefit derived from the impairment of certain intangible assets other than goodwill. The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise). The first annual review will take place in the fourth quarter of 2002.

CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Net Sales

     Consolidated net sales by reportable segment for the three-months ended September 30, 2002 and 2001 were as follows (in millions of dollars):

                                           2002         2001        Change
                                         ---------    ---------    ---------
        Powertrain ..................... $   435.6    $   378.4    $    57.2
        Sealing Systems and
             Systems Protection ........     158.1        151.8          6.3
        Friction .......................      95.5         78.6         16.9
        Aftermarket ....................     598.6        600.6         (2.0)
        Other, including Corporate .....      57.4         54.4          3.0
        Divested Operations ............        --         25.0        (25.0)
                                         ---------    ---------    ---------
        Total .......................... $ 1,345.2    $ 1,288.8    $    56.4
                                         =========    =========    =========

Gross Margin

     Consolidated gross margin by reportable segment for the three-months ended September 30, 2002 and 2001 was as follows (in millions of dollars):

                                           2002         2001        Change
                                         ---------    ---------    ---------
        Powertrain ..................... $    61.3    $    47.5    $    13.8
        Sealing Systems and
             Systems Protection ........      29.8         30.2         (0.4)
        Friction .......................      23.8         13.1         10.7
        Aftermarket ....................     130.8        134.7         (3.9)
        Other, including Corporate .....       4.0          7.9         (3.9)
        Divested Operations ............        --          3.2         (3.2)
                                         ---------    ---------    ---------
        Total .......................... $   249.7    $   236.6    $    13.1
                                         =========    =========    =========

Powertrain

     Net sales for the third quarter of 2002 were $435.6 million compared to $378.4 million in the same quarter of 2001. Increased OE sales volumes, particularly in North America, accounted for approximately $31 million of this increase. Favorable foreign currency of approximately $18 million more than offset the impact of customer price reductions. Sales volume from the acquisition of a Polish piston manufacturer concluded during the third quarter of 2001 principally accounted for the remainder of the increase in sales.

     Gross margin was $61.3 million, or 14.1% of sales, for the third quarter of 2002 compared to $47.5 million, or 12.6% of sales, for the same quarter in 2001. Increased OE sales volume and favorable product mix contributed approximately
$8 million of gross margin. Productivity programs, materials sourcing reductions and favorable foreign currency more than offset the impact of customer price reductions.

Sealing Systems and Systems Protection

         Net sales for the third quarter of 2002 were $158.1 million compared to $151.8 million in the same quarter of 2001. Favorable OE sales volumes accounted for approximately $4 million of the increase. Favorable foreign currency more than offset customer price reductions.

         Gross margin was $29.8 million, or 18.8% of sales, for the third quarter of 2002 compared to $30.2 million, or 19.9% of sales, for the same quarter in 2001. Adverse product mix more than offset the gross margin contribution from increased sales volumes. While materials sourcing improvements provided approximately $2 million in gross margin, other productivity programs did not keep pace with inflation and customer price reductions.

Friction

         Net sales for the third quarter of 2002 were $95.5 million compared to $78.6 million in the same quarter of 2001. Favorable OE sales volumes accounted for approximately $15 million of this increase. Favorable foreign currency more than offset the impact of customer price reductions.

         Gross margin was $23.8 million, or 24.9% of sales, for the third quarter of 2002 compared to $13.1 million, or 16.7% of sales, for the same quarter of 2001. The sales volume increase, net of adverse product mix, contributed approximately $4 million in gross margin. Offsetting the impact of customer price reductions was net productivity improvements of approximately $5 million following extensive restructuring efforts in North American operations in 2001. Favorable foreign currency also contributed to the increase in gross margin.

Aftermarket

         Net sales for the third quarter of 2002 were $598.6 million compared to $600.6 million in the same quarter of 2001. Adverse sales conditions primarily attributable to the continuing decline in industry replacement trends were mostly offset by improved product availability in North America and Europe, the success of a new North American friction product introduced in 2001, and the impact of favorable foreign currency.

         Gross margin was $130.8 million, or 21.9% of sales, for the third quarter of 2002 compared to $134.7 million, or 22.4% of sales, for the same quarter of 2001. Lower sales volumes and adverse product mix experienced in certain product lines that are extremely sensitive to weather conditions resulted in a combined reduction in gross margin of approximately $13 million. Offsetting these volume trends were productivity programs and other cost reductions approximating $9 million.

Other

         Other primarily includes the original equipment lighting business, Asia Pacific and other Corporate functions. Net sales for the third quarter of 2002 were $57.4 million compared to $54.4 million in the same quarter of 2001. Asia Pacific experienced increased sales volumes while lighting sales volumes were flat.

         Gross margin was $4.0 million, or 7.0% of sales, for the third quarter of 2002 as compared to $7.9 million, or 14.5% of sales, for the same quarter in 2001. The decrease is primarily attributable to increased employee health and welfare costs and the effects of lower than expected returns on the Company's pension plan assets included in Corporate functions. These cost increases were partially offset by materials sourcing in lighting and Asia Pacific operations, productivity in excess of inflation in both our Asia Pacific and lighting operations, the elimination of Company 401(k) matching contributions, and other spending reductions.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $206.4 million, or 15.3% of total sales, for the third quarter of 2002 as compared to $211.9 million, or 16.4% of total sales, for the same quarter of 2001. Corporate cost reduction initiatives and the elimination of Company 401(k) matching contributions more than offset rising employee health and welfare costs and the effect of lower than expected returns on the Company's pension plan assets.

Interest Expense, net

     Interest expense, net was $29.8 million in the third quarter of 2002 compared to $71.4 million for the same quarter of 2001. This decrease is primarily a result of not accruing or paying interest on certain pre-petition debt due to the Restructuring Proceedings and lower interest rates on post-petition borrowings. The effect of not accruing the contractual interest on pre-petition debt was $43.6 million in the quarter. The decrease was partially offset by interest expense related to the debtor-in-possession credit facility (the "DIP credit facility").

Income Tax Expense

     For the three months ended September 30, 2002, the Company recorded income tax expense of $9.3 million on a net loss of $64.0 million before income taxes and cumulative effect of change in accounting principle, compared to income tax expense of $178.3 million on a net loss of $631.8 million before income taxes and extraordinary items in the same period of 2001. The Company did not provide for a tax benefit on losses generated in the United States due to the uncertainty of the realization of such benefits. Income tax expense for the period resulted from an increase to the valuation allowances related to the implementation of SFAS No. 142 and limitations on specific interest expense deductions in the U.K.

Amortization Expense

     During the three months ended September 30, 2002 and 2001, the Company recognized amortization expense of $2.7 million and $29.2 million, respectively. Amortization expense for the three months ended September 30, 2002 related primarily to developed technologies and other amortizable intangible assets. Excluded from amortization expense in this period was expense related to goodwill and trademarks that are no longer subject to amortization under SFAS No. 142, "Goodwill and Other Intangible Assets".

Restructuring Charges

     During the three months ended September 30, 2002 and 2001, the Company recorded net restructuring charges of $17.0 million and $6.1 million respectively. Charges for 2002 largely relate to the announced closure of two U.S. facilities and one European facility. Charges for 2001 largely relate to severance costs at one European facility.

Chapter 11 and Administration Related Reorganization Expenses

     During the three months ended September 30, 2002 and 2001, the Company recorded Chapter 11 and administration related reorganization expenses of $33.4 million and $13.7 million respectively. Chapter 11 and administration related reorganization expenses consist of legal, financial and advisory fees, employee retention costs and other directly related internal costs. These expenses fluctuate largely based upon the necessity for professional services by third-party vendors in connection with the Restructuring Proceedings.

Other Income and Expense

     During the three month period ended September 30, 2002, the Company recognized $0.2 million of other income compared with other expense of $86.6 million for the same period in 2001. The decrease is primarily attributable to an aggregate pre-tax loss on divestitures in 2002 of $1.9 compared with $75.1 million in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

RESULTS OF OPERATIONS

Net Sales

     Consolidated net sales by reportable segment for the nine months ended September 30, 2002 and 2001 were as follows (in millions of dollars):

                                               2002         2001       Change
                                             --------     --------     ------
             Powertrain ...................  $1,318.5     $1,249.3     $ 69.2
             Sealing Systems and
               Systems Protection .........     489.3        484.7        4.6
             Friction .....................     278.1        260.5       17.6
             Aftermarket ..................   1,854.6      1,863.4       (8.8)
             Other, including Corporate ...     177.1        163.2       13.9
             Divested Operations ..........      16.0        143.8     (127.8)
                                             --------     --------     ------
             Total                           $4,133.6     $4,164.9     $(31.3)
                                             ========     ========     ======

Gross Margin

     Consolidated gross margin by reportable segment for the nine months ended September 30, 2002 and 2001 was as follows (in millions of dollars):

                                               2002         2001       Change
                                             --------     --------     ------
             Powertrain ...................    $205.9       $211.3     $ (5.4)
             Sealing Systems and
               Systems Protection .........      98.4        110.1      (11.7)
             Friction .....................      76.0         46.5       29.5
             Aftermarket ..................     411.1        413.2       (2.1)
             Other, including Corporate ...       6.9         27.1      (20.2)
             Divested Operations ..........       4.0         30.7      (26.7)
                                               ------       ------      -----
             Total                             $802.3       $838.9     $(36.6)
                                               ======       ======     ======

Powertrain

     Net sales for the first nine months of 2002 were $1,318.5 million compared to $1,249.3 million in the same period of 2001. Increased OE sales volumes, particularly in North America, accounted for approximately $47 million of this increase. Favorable foreign currency of approximately $11 million and sales volume of approximately $17 from the acquisition of a Polish piston manufacturer concluded during the third quarter of 2001 more than offset the impact of customer price reductions.

     Gross margin was $205.9 million, or 15.6% of sales, for the first nine months of 2002 compared to $211.3 million, or 16.9% of sales, for the same period in 2001. The OE sales volume increase contributed approximately $4 million to gross margin, while the gross margin impact of the piston acquisition was negligible. Productivity improvements and materials sourcing of approximately $12 million combined, and favorable foreign currency were more than offset by customer price reductions.

Sealing Systems and Systems Protection

     Net sales for the first nine months of 2002 were $489.3 million compared to $484.7 million in the same period of 2001. Favorable OE sales volumes accounted for approximately $5 million of the increase. Customer price reductions offset the impact of favorable foreign currency.

     Gross margin was $98.4 million, or 20.1% of sales, for the first nine months of 2002 compared to $110.1 million, or 22.7% of sales, for the same quarter in 2001. Adverse product mix and customer price reductions more than offset the impact of increased sales volumes. Similar to the third quarter, materials sourcing improvements were favorable, approximating $5 million, while other productivity programs did not keep pace with inflation and customer price reductions.

Friction

     Net sales for the first nine months of 2002 were $278.1 million compared to $260.5 million in the same period of 2001. Original equipment sales volumes accounted for approximately $19 million of this increase. Customer price reductions more than offset the impact of favorable foreign currency.

     Gross margin was $76.0 million, or 27.3% of sales for the first nine months of 2002 compared to $46.5 million, or 17.9% of sales, for the same period of 2001. While increased sales volumes provided approximately $4 million in gross margin, similar to the third quarter, net productivity improvements of approximately $24 million were the largest contributor to the increase in gross margin. The majority of these improvements originated in North American operations following extensive restructuring efforts in 2001.

Aftermarket

     Net sales for the first nine months of 2002 were $1,854.6 million compared to $1,863.4 million in the same period of 2001. Adverse sales conditions primarily attributable to the continuing decline in industry replacement trends were mostly offset by improved product availability in North America and Europe, the success of a new North American friction product introduced in 2001, and improved customer pricing.

     Gross margin was $411.1 million, or 22.2% of sales, for the first nine months of 2002 compared to $413.2 million, or 22.2% of sales, in the same period of 2001. Improved customer pricing, productivity programs and other cost reductions in excess of inflation offset the impact of reduced sales volumes.

Other

     Other primarily includes OE lighting business as well as Asia Pacific and other Corporate functions. Net sales for the first nine months of 2002 were $177.1 million compared to $163.2 million in the same period of 2001. The increase in net sales is primarily attributable to a significant new product launch and increased OE sales volumes in the lighting operations, partially offset by OE customer price reductions and foreign currency.

     Gross margin was $6.9 million, or 3.9% of sales, for the first nine months of 2002 as compared to $27.1 million, or 16.6% of sales, for the same period in 2001. Rising employee health and welfare costs and the effect of lower than expected returns on the Company's pension plan assets included in Corporate functions was approximately $24 million. These costs were partially offset by productivity improvements in lighting operations, the elimination of company 401(k) matching contributions and other spending reductions.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $623.6 million, or 15.1% of total sales, for the first nine months of 2002 as compared to $642.4 million, or 15.4% of total sales, for the same period of 2001. Corporate cost reduction initiatives and the elimination of Company 401(k) matching contributions more than offset rising employee health and welfare costs and the effect of lower than expected returns on the Company's pension plan assets.

Interest Expense, net

     Interest expense, net was $90.0 million in the first nine months of 2002 compared to $235.2 million for the same period of 2001. The decrease resulted from not accruing or paying interest on certain pre-petition debt due to the Restructuring Proceedings and lower interest rates on outstanding post-petition borrowings. The effect of not accruing the contractual interest on pre-petition debt was $118.7 million in the period. The decrease was partially offset by interest expense related to the DIP credit facility.

Income Tax Expense

     Income tax expense for the nine months ended September 30, 2002, was $59.8 million on a loss of $38.7 million before income taxes and cumulative effect of accounting change, compared to income tax expense of $218.9 million on a loss of $670.9 million before income taxes in the same period of 2001. For the nine month period ended September 30, 2002, the Company did not provide for a tax benefit on losses generated in the United States due to the uncertainty of the realization of such benefits. Income tax expense for the nine-month period ended September 30, 2002 resulted from an increase to the valuation allowances related to the implementation of SFAS No. 142 and limitations on specific interest expense deductions in the U.K.

Amortization Expense

     During the nine month periods ended September 30, 2002, and 2001, the Company recognized amortization expense of $9.8 million and $89.4 million, respectively. Amortization expense for 2002 related primarily to developed technologies and other amortizable intangible assets. Expense related to goodwill and trademarks was excluded from amortization expense in this period due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".

Restructuring Charges

     During the nine month periods ended September 30, 2002 and 2001, the Company recorded net restructuring charges of $28.0 million and $38.0 million, respectively. Charges for 2002 principally relate to the announced closure of two U.S. facilities and one European facility, and the relocation of certain production capacity from a facility in the U.K. to a facility in the Czech Republic. Charges for 2001 principally relate to a company-wide staff reduction program and closure costs at one European facility.

Chapter 11 and Administration Related Reorganization Expenses

     During the nine months ended September 30, 2002 and 2001, the Company recorded Chapter 11 and administration related reorganization expenses of $76.4 million and $14.4 million, respectively. Chapter 11 and administration related reorganization expenses consist of legal, financial and advisory fees, employee retention costs and other directly related internal costs. These expenses fluctuate largely based upon the necessity of professional services provided by third-party vendors in connection with the Restructuring Proceedings.

Other Income and Expense

     During the nine month period ended September 30, 2002, the Company recognized $14.0 million of other income compared with other expense of $65.3 million for the same period in 2001. The decrease is primarily attributable to the inclusion of an aggregate pre-tax gain on divestitures for 2002 of $4.7 compared with an aggregate loss on divestitures of $37.5 million in 2001.

LITIGATION & ENVIRONMENTAL CONTINGENCIES

     For a summary of material litigation and environmental contingencies, refer to Note 7 of the condensed consolidated financial statements, "Asbestos Liability and Legal Proceedings".

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided From Operating Activities

     Cash flow provided from operating activities was $188.8 million for the first nine months of 2002. Among the factors impacting operating cash flows were positive operational EBIT offset by working capital movements and timing issues on various accounts. Operational EBIT is defined as earnings before interest, income taxes, cumulative effect of change in accounting principle and certain nonrecurring items such as restructuring and impairment charges. Operating cash was also positively impacted by the staying of asbestos payments and certain interest on pre-petition debt and notes due to the Restructuring Proceedings.

Cash Flow Used By Investing Activities

     Cash flow used by investing activities was $202.6 million in the first nine months of 2002. Investing cash flows were comprised of capital expenditures of $228.1 million made for property, plant and equipment to implement process improvements, increase manufacturing capacity and production, and introduce new products, offset by net proceeds from the sales of businesses of $25.5 million. The majority of these proceeds relate to the first quarter sale of its Signal-Stat Lighting Products division.

     Based on current forecasts, the Company anticipates that 2002 capital expenditures, exclusive of acquisitions and investments in affiliates, will approach $350 million. This spending level is dependent upon specific capital expenditure projects meeting the Company's operating and financial objectives. The Company continues to scrutinize all appropriation requests to minimize expenditures consistent with new business opportunities and economic conditions. The Company expects that funding for these expenditures will be from cash on hand, cash provided from operations and external sources as required.

Cash Flow Used By Financing Activities

     Cash flow used by financing activities was $6.3 million for the first nine months of 2002 primarily resulting from repayments of certain international debt and a required repayment on the DIP credit facility due to proceeds received from a divested business.

     To meet its liquidity needs, the Company entered into a DIP credit facility in the aggregate amount of $675 million, under which it has borrowed $239.9 million and has $13.9 million outstanding on letters of credit as of September 30, 2002. At September 30, 2002 the Company had $339.9 million available for borrowings. Available borrowings under the DIP credit facility are impacted by the underlying collateral at any point in time, consisting of domestic fixed assets, accounts receivable and inventory. Further, any outstanding letters of credit reduce the amount available under the facility. The DIP credit facility has been approved by the Bankruptcy court as well as various creditors' committees. The DIP credit facility expires in October, 2003 and bears interest at either the alternate base rate ("ABR") plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate ("LIBOR") plus
3.5 percentage points. The ABR is the greatest of either the bank's prime rate or the base CD rate plus 1 percentage point or the fed funds rate plus 1/2 percentage point. The Company intends on renegotiating its DIP credit facility upon its expiration.

     The Company provided collateral in the form of a pledge of its domestic inventories, domestic accounts receivable, domestic plant, equipment and real property, and its domestic intellectual property to the DIP lenders. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest.

     The DIP credit facility contains restrictive covenants. The more significant of these covenants include the maintenance of certain levels of earnings before interest, taxes, depreciation and amortization and limitation on quarterly capital expenditures. Additional covenants include, but are not limited to, limitations on the early retirement of debt, additional borrowings, payment of dividends and the sale of assets or businesses.

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

     The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, the Bankruptcy Court's approval of management's plans and the availability of financing. Management believes that cash on hand and cash flow from operations, in conjunction with borrowings available from its DIP credit facility, will be sufficient to fund capital expenditures and meet its post-petition operating obligations in the short-term. In the long term, the Company believes that the benefits from the previously announced restructuring programs and the favorable resolution of its asbestos liabilities through Chapter 11 and Administration should provide adequate long-term cash flows. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company. Also, certain obligations, particularly asbestos obligations, can be impacted by factors outside the Company's control.

     At September 30, 2002, the Company was in compliance with all debt covenants under its existing DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the expiration of the facility. Changes in the business environment, market factors, macroeconomic factors, and the Company's ability to achieve its forecasts and other factors outside of the Company's control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign jurisdictions. The Company manufactures and sells its products in North America, Europe, South America, Africa and Asia. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures and distributes its products. The Company's operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

     As currency exchange rates change, translation of the statements of operations of the Company's international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of shareholders' equity for the Company's foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company's equity was increased by $141.9 million during the nine months ended September 30, 2002, primarily due to cumulative translation adjustments resulting from changes in the U.S. dollar to the Euro and the British Pound.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)     Exhibits:

                 99.1 Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 99.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)     Reports on Form 8-K:

                 (1) On September 24, 2002, the Company filed a Current Report on Form 8-K to announce the appointment of Shirley D. Peterson to the Company's Board of Directors.

                 (2) On August 14, 2002, the Company filed a Current Report on Form 8-K certifying its Quarterly Report on Form 10-Q for the period ending June 30, 2002 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 (3) On August 14, 2002, the Company filed a Current Report on Form 8-K certifying its Covered Reports pursuant to Commission Order No. 4-460, as adopted pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

                 (4) On July 29, 2002, the Company filed a Current Report on Form 8-K to announce the resignation of Jane L. Warner from the Company's Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FEDERAL-MOGUL CORPORATION

                            By: /s/ G. Michael Lynch
                                --------------------
                                    G. Michael Lynch
              Executive Vice President and Chief Financial Officer,
                           Principal Financial Officer

                         By: /s/ William G. Quigley III
                             --------------------------
                                 William G. Quigley III
                             Vice President and Controller,
                                Chief Accounting Officer

Dated: November 7, 2002

                                 CERTIFICATIONS

I, Frank E. Macher, the Chief Executive Officer of Federal-Mogul Corporation (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Federal-Mogul Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 7, 2002

                                                    By: /s/ Frank E. Macher
                                                        ------------------------
                                                          Frank E. Macher
                                                        Chief Executive Officer

I, G. Michael Lynch, the Chief Financial Officer of Federal-Mogul Corporation (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Federal-Mogul Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 7, 2002

                                                    By: /s/ G. Michael Lynch
                                                        ------------------------
                                                          G. Michael Lynch
                                                       Chief Financial Officer

                                                                    Exhibit 99.1

                                  CERTIFICATION

                   Pursuant to 18 United States Code (S) 1350

The Undersigned hereby certifies that to his knowledge the quarterly report of Federal-Mogul Corporation (the "Company") filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 7, 2002

                                                     By: /s/ Frank E. Macher
                                                         -----------------------
                                                         Frank E. Macher
                                                         Chief Executive Officer

                                                                    Exhibit 99.2

                                  CERTIFICATION

                   Pursuant to 18 United States Code (S) 1350

The Undersigned hereby certifies that to his knowledge the quarterly report of Federal-Mogul Corporation (the "Company") filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 7, 2002

                                                    By: /s/ G. Michael Lynch
                                                        ------------------------
                                                        G. Michael Lynch
                                                        Chief Financial Officer