Form 10-K
period 2002-12-31
FEDERAL MOGUL CORP
filed 2003-03-03
CIK 34879

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number: 1-1511

FEDERAL-MOGUL CORPORATION

(Exact name of Registrant as specified in its charter)

Michigan	38-0533580
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

26555 Northwestern Highway Southfield, Michigan	48034
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number including area code: (248) 354-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock and Rights to Purchase Preferred Shares	Over-the-counter market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $58.8 million as of June 30, 2002 based on the reported last sale price as published for the over-the-counter market for such date.

The Registrant had 87,131,298 shares of common stock outstanding as of February 26, 2003.

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated in this Annual Report on Form 10-K which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).

Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. From time to time, the Company also may provide oral or written forward-looking statements in other materials released to the public. Such statements are made in good faith by Federal-Mogul Corporation (the “Company”) pursuant to the “Safe Harbor” provisions of the Reform Act.

Any or all forward-looking statements included in this report or in any other public statements may ultimately be incorrect. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, experience or achievements of the Company to differ materially from any future results, performance, experience or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

These are some of the factors that could potentially cause actual results to differ materially from expected and historical results. Other factors besides those listed here could also materially affect the Company’s business.

Chapter 11 Filing

•	Factors relating to the Company’s filing for Chapter 11 in the U.S. and Administration in the U.K. such as: the possible disruption of relationships with creditors, customers, and employees; the Company’s ability to develop and implement a plan of reorganization in the U.S. and scheme of arrangement in the U.K.; the outcome of asbestos litigation proceedings; and the Company’s compliance with its existing debtor-in-possession credit facility

Legal and Environmental Proceedings

•	Legal actions and claims of undetermined merit and amount involving, among other things, product liability, warranty, recalls of products manufactured or sold by the Company, and environmental and safety issues involving the Company’s products or facilities

•	The merit and amount of claims to reinsurance carriers for asbestos related claims, and the financial viability of and resources available to the reinsurance carriers to meet these claims

Business Environment and Economic Conditions

•	The Company’s ability to generate cost savings or manufacturing efficiencies to offset or exceed contractually or competitively required price reductions or price reductions to obtain new business

•	Variations in the financial or operational condition of the Company’s significant customers, particularly the world’s original equipment (“OE”) manufacturers of commercial and personal vehicles

•	Material shortages, transportation system delays, or other difficulties in markets where the Company purchases supplies for the manufacturing of its products

•	Significant work stoppages, disputes, or any other difficulties in labor markets where the Company obtains materials necessary for the manufacturing of its products or where its products are manufactured, distributed or sold

•	The Company’s ability to obtain cash adequate to fund its needs, including the borrowings available under its debtor-in-possession credit facility and the availability of financing for the Company’s subsidiaries not included under the voluntary filing for Chapter 11 in the U.S. or Administration in the U.K.

•	Fluctuations in the global securities markets which directly impact the valuation of assets supporting the Company’s pension plans

International and Other Factors

•	Various worldwide economic and political factors, changes in economic conditions, currency fluctuations and devaluations, credit risks in emerging markets, or political instability in foreign countries where the Company has significant manufacturing operations or suppliers

•	New or expanded litigation activity regarding alleged asbestos claims against subsidiaries of the Company not included in either the U.S. Chapter 11 or the U.K. Administration Proceedings

•	Legislative activities of governments, agencies, and similar organizations, both in the United States and in foreign countries, that may affect the operations of the Company

•	Possible terrorist attacks or acts of aggression or war, which could exacerbate other risks such as slowed vehicle production or interruptions in the transportation system

PART I

Item 1. Business

Federal-Mogul Corporation, founded in 1899 and incorporated in Michigan in 1924 (referred to herein as “Federal-Mogul” or the “Company”), is a vehicular parts manufacturer providing innovative solutions and systems to global customers in the automotive, small engine, heavy duty and industrial markets. The Company manufactures engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, sintered products, connecting rods, sealing systems, systems protection sleeving products, fuel systems, wipers, lighting, ignition, brake, friction and chassis products. The Company’s principal customers include many of the world’s original equipment (“OE”) manufacturers of such vehicles and industrial products. The Company also distributes its products to the aftermarket.

Proceedings Under Chapter 11 and Administration of the Bankruptcy Code

On October 1, 2001 (the “Petition Date”), the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring or the U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company’s non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above. The Chapter 11 Cases are discussed in Note 1 to the consolidated financial statements.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows. Under the Restructuring Proceedings, the Debtors expect to continue to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Restructuring Proceedings to develop and implement a plan for addressing the asbestos-related claims against them.

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

Federal-Mogul maintains technical centers in Europe, North America and Asia to develop and provide advanced materials, products and manufacturing processes for all of its manufacturing units.

The following table sets forth the Company’s net sales by reportable segment and geographic region as a percentage of total net sales:

	Year Ended December 31
	2002	2001	2000
Net Sales by Reportable Segment:
Powertrain	32%	30%	29%
Sealing Systems and Systems Protection	12%	12%	12%
Friction	7%	6%	6%
Aftermarket	44%	45%	44%
Other, including Corporate	4%	4%	4%
Divested Operations	1%	3%	5%

	100%	100%	100%

Net Sales by Geographic Region:
United States	56%	57%	61%
Canada	2%	3%	2%
Mexico	3%	3%	3%

Total North America	61%	63%	66%

United Kingdom	8%	8%	8%
Germany	12%	11%	14%
France	6%	6%	5%
Italy	3%	3%	3%
Other Europe	7%	5%	1%

Total Europe	36%	33%	31%

Rest of World	3%	4%	3%

	100%	100%	100%

Reporting Segments

The Company’s integrated operations are included in six reportable segments generally corresponding to major product groups: Powertrain, Sealing Systems and System Protection, Friction, Aftermarket, Other and Divested Operations. Segment information for the years ended December 31, 2001 and 2000 has been reclassified to reflect organizational changes implemented in July 2002.

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

Aftermarket distributes products manufactured within the above segments, or purchased, to the independent automotive and heavy duty aftermarkets. The segment also includes manufacturing operations for brake, chassis, ignition, lighting, fuel and wiper products.

Other includes OE lighting operations, Asia Pacific and other Corporate functions.

Divested Operations include the historical operating results of the Company’s divestitures as discussed in Note 5 to the consolidated financial statements.

Customers

The Company markets its products to many of the world’s major OE manufacturers. Federal-Mogul also manufactures and distributes its products and related parts to aftermarket customers. Among Federal-Mogul’s largest customers are the Aftermarket Autoparts Alliance, Autozone, BMW, CarQuest, Caterpillar, Cummins, DaimlerChrysler, Fiat, Ford/Jaguar/Volvo, General Motors, NAPA, Ozark, Peugeot/PSA, Renault and Volkswagen/Audi. In 2002, no individual customer accounted for more than 10% of the Company’s net sales.

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

The Company’s OE customers consist primarily of automotive and heavy duty vehicle manufacturers as well as agricultural, off-highway, marine, railroad, high performance and industrial applications manufacturers. The Company has well-established relationships with substantially all major North American, European and Asian automotive OE manufacturers.

Aftermarket

Federal-Mogul’s aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers called jobbers, industrial bearing distributors, distributors of heavy duty vehicular parts, engine rebuilders and retail parts stores. The breadth of Federal-Mogul’s product lines together with the strength of its brand names and sales force, are central to the Company’s aftermarket operations.

Research and Development

The Company’s expertise in engineering, research and development ensures that the latest technologies, processes and materials are considered in providing solutions for customers and bringing new, innovative products to market. Federal-Mogul provides its customers with real-time engineering capabilities and design development in their home countries. Technological activities are conducted at the Company’s major research centers in Burscheid, Germany; Nuremberg, Germany; Yokohama, Japan; Plymouth, Michigan; Skokie, Illinois; Ann Arbor, Michigan; Toledo, Ohio; Bad Camberg, Germany and Wiesbaden, Germany. Each of the Company’s operating units is engaged in various engineering, research and development efforts working closely with customers to develop custom solutions unique to their needs. Total expenditures for research and development activities were $110.6 million, $115.1 million and $127.8 million in 2002, 2001 and 2000, respectively.

Acquisition and Divestitures

During 2002, the Company completed the following divestitures of non-core businesses:

•	In March 2002 the Company completed the divestiture of its Signal-Stat Lighting Products business (“Signal-Stat”) to Truck-Lite Co., Inc. Signal-Stat produces exterior lighting and power distribution products primarily for the heavy duty and commercial vehicle markets.

•	In July 2002, the Company completed the divestiture of its automotive camshaft manufacturing plant in Jackson, Michigan, to Camshaft Machine Company via a management buyout. The Company also entered into a three-year supply agreement with Camshaft Machine Company, under which Federal-Mogul will continue to distribute aftermarket camshafts produced at the Jackson facility through its extensive distribution network.

•	In November 2002, the Company completed the divestiture of Federal-Mogul Camshafts de Mexico S. de R.L. de C.V. (“Camshafts de Mexico”), to Linamar Corporation. Camshafts de Mexico manufactures camshafts for the North American original equipment market.

Collectively these businesses employed approximately 975 employees and had 2002, 2001 and 2000 combined net sales of $22.8 million, $70.9 million and $88.6 million, respectively. The Company received aggregate proceeds of $34.6 million for these divestitures. The Company recognized an aggregate pre-tax gain of $1.1 million, which is included in “other (income) expense, net” in the accompanying consolidated statements of operations.

In addition to the 2002 divestitures, the Company also announced its intent to sell certain United States camshaft operations and practically all of its original equipment lighting operations. At December 31, 2002, the intent to sell these assets does not meet the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (SFAS No. 144). Therefore, the Company has continued to depreciate these assets and the assets continue to be valued in accordance with SFAS No. 144 as assets to be “held and used”.

In August 2001, the Company acquired 85% of WSK Gorzyce, S.A., a leading Polish producer of pistons and other automotive components. WSK employs 2,500 employees at its manufacturing location in Gorzyce, Poland with annual sales of approximately $50 million.

During 2001, the Company completed several divestitures of non-core businesses including:

•	In April 2001, the divestiture of its torque converter business (“TCI”) to Competition Cams, Inc. TCI remanufactures torque converters for high-performance automotive aftermarket applications.

•	In May 2001, the divestiture of its Champion aviation ignition products division (“Aviation”) to TransDigm Inc. Aviation provides products for major commercial, military and general aircraft applications.

•	In July 2001, the divestiture of its industrial heavy wall bearing operation in McConnelsville, Ohio, to Miba-Bearings – US, LLC, a subsidiary of Miba AG.

•	In August 2001, the divestiture of its subsidiary Federal-Mogul RPB Ltd. (“RPB”) to Waukesha Bearings Corporation, a subsidiary of Dover Corporation. RPB manufactures industrial rotating plant bearings and magnetic bearings.

•	In August 2001, the divestiture of the aftermarket operations of Blazer Lighting Products (“Blazer”) to Clean-Rite Products LLC, an automotive aftermarket supplier. Blazer manufactures exterior vehicle lighting products.

•	In August 2001, the divestiture of its Pontotoc, Mississippi, operation to Union Spring and Manufacturing Corp. The operation continues to supply coil springs and metal stampings to the Company for sale to automotive aftermarket customers under a long-term supply agreement.

•	In August 2001, the Company restructured its equity positions in several large industrial bearing manufacturing joint ventures with its partner, Daido Metal Company Ltd. of Japan. The restructuring transactions included the transfer of controlling interest in manufacturing facilities.

•	In September 2001, the divestiture of its Tri-Way machine tool business in Windsor, Ontario, under terms of a management buyout.

In aggregate these businesses had 2001 and 2000 net sales of $92.6 million and $216.0 million, respectively, and 1,370 employees. The Company received aggregate proceeds of $242.8 million and recognized an aggregate pre-tax loss of $36.3 million on these divestitures. Such losses are included in “other (income) expense, net” in the accompanying consolidated statements of operations.

Raw Materials and Suppliers

The Company purchases various raw materials for use in its manufacturing processes. The principal raw materials purchased include ferrous and non-ferrous metals, synthetic and natural rubber, graphite, fibers, stampings, castings and forgings. In addition, the Company purchases parts manufactured by other manufacturers for sale in the aftermarket. The Company has not experienced any shortages of raw materials or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. In 2002, no outside supplier of the Company provided products that accounted for more than 10% of the Company’s net sales.

Employee Relations

As of December 31, 2002, the Company had approximately 47,700 full-time employees, of which approximately 20,100 were employed in the United States.

Various unions represent approximately 40% of the Company’s United States hourly employees and approximately 60% of the Company’s foreign hourly employees. Most of the Company’s unionized manufacturing facilities have their own contract with its own expiration date, and as a result, no contract expiration date affects more than one facility. The Company believes its labor relations to be good.

Environmental Regulations

The Company’s operations, in common with those of industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on the Company’s financial position or results of operations in 2002 and are not expected to have a material impact on the Company’s financial position or results of operations in 2003 or 2004.

Backlog

The majority of the Company’s products are not on a backlog status, are produced from readily available materials, and have a relatively short manufacturing cycle. For products purchased from outside suppliers, the Company generally utilizes more than one source. The Company expects to be capable of meeting anticipated 2003 sales volumes.

Intellectual Property

The Company is committed to protecting its technology investments and market share through an active and growing international patent portfolio. The international patent portfolio is composed of a large number of U.S. and foreign patents and pending patent applications that relate to a wide variety of products and processes. In the aggregate, the Company’s international patent portfolio is of material importance to its business. However, the Company does not consider any international patent or group of international patents relating to a particular product or process to be of material importance when judged from the standpoint of the business as a whole.

Competition

The global vehicular parts business is highly competitive. The Company competes with many of its customers that produce their own components as well as with independent manufacturers and distributors of component parts in the United States and abroad. In general, competition for such sales is based on price, product quality, technology, delivery, customer service and the breadth of products offered by a given supplier. The Company is meeting these competitive challenges by more efficiently integrating its manufacturing and distribution operations, expanding its product coverage within its core businesses, and utilizing its worldwide technical centers to develop and provide value-added solutions to its customers.

Company Website and Access to Filed Reports

The Company maintains an internet website at www.federal-mogul.com. The Company provides access to its reports filed with the SEC through this website. In addition, paper copies of annual and periodic reports filed with the SEC may be obtained by contacting the Company’s headquarters at the address located within the SEC Filings or under Investor Relations on the aforementioned website.

Item 2. Properties

Federal-Mogul’s world headquarters is located in Southfield, Michigan, which is leased. The principal manufacturing and other physical properties of the Company at December 31, 2002 are listed below.

At December 31, 2002, the Company had 220 manufacturing/technical centers, distribution and sales and administration office facilities worldwide. Approximately 24% of the facilities are leased, the majority of which are distribution, sales and administration offices. The Company owns the remainder of the facilities in fee simple.

Type of Facility	North America	Europe	Rest of World	Total
Manufacturing/Technical Centers	67	59	41	167
Distribution	12	7	9	28
Sales and Administration Offices	6	8	11	25

Total	85	74	61	220

The facilities range in size from approximately 1,700 square feet to 1,143,000 square feet. Management believes substantially all of the Company’s facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs. No material facility is significantly underutilized, except for those being sold or closed in the normal course of business.

Item 3. Legal Proceedings

Note 17 to the consolidated financial statements, entitled “Litigation and Environmental Matters” is incorporated herein by reference.

On October 1, 2001 (the “Petition Date”), the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and the U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company’s non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above. The Chapter 11 Cases are discussed in Note 1 to the consolidated financial statements.

The Restructuring Proceedings were made in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows. Under the Restructuring Proceedings, the Debtors expect to continue to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Restructuring Proceedings to develop and implement a plan for addressing the asbestos-related claims against them.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Prior to April 24, 2002, the Company’s common stock was listed on the New York Stock Exchange under the trading symbol “FMO”. On April 24, 2002, the Company’s common stock was delisted from the New York Stock Exchange and began trading on the NASD over-the-counter bulletin board market under the ticker symbol “FDMLQ.OB”.

The approximate number of shareholders of record of the Company’s common stock at February 26, 2003 was 50,000. The following table sets forth the high and low sales prices of the Company’s common stock for each calendar quarter for the last two years as reported on the New York Stock Exchange-Composite Tape prior to April 24, 2002 or the over-the-counter market subsequent to and including April 24, 2002:

	2002		2001
Quarter	High	Low	High	Low
First	$1.20	$0.80	$5.44	$2.87
Second	$1.20	$0.43	$3.52	$1.69
Third	$0.73	$0.53	$1.80	$0.65
Fourth	$0.63	$0.21	$1.48	$0.45

The closing price of the Company’s common stock as reported on the over-the-counter market on February 26, 2003 was $0.16.

The Company was prohibited in 2002 and 2001, under its Senior Credit Agreement and its debtor-in-possession credit facility, from paying dividends on its common stock, and therefore did not declare any such dividends in 2002 or 2001. Quarterly dividends of $.0025 per common share were declared during each quarter of 2000. The Company does not expect to declare a dividend in the foreseeable future.

On January 31, 2003, the Company announced that it had reached an agreement in principle with its major U.S. creditor constituencies as to the terms of a consensual plan of reorganization. Although a number of issues remain to be resolved, the consensual plan of reorganization is expected to be filed by March 6, 2003. The agreement in principle provides that the noteholders and asbestos claimants, present and future, will convert all of their claims into equity of the reorganized Company. Specifically, 49.9% of newly authorized and issued conversion stock will be distributed to the noteholders, and 50.1% of newly authorized and issued conversion stock will be distributed to a trust established pursuant to Section 524(g) of the Bankruptcy Code for the benefit of existing and future asbestos claimants. United States trade creditors are expected to receive one or more cash distributions under the consensual plan. Subject to negotiation, the Plan of Reorganization currently provides for the cancellation of pre-petition equity interests. The filing of the Plan of Reorganization will be followed by various critical documents, specifically, the Plan Disclosure Statement detailing the reorganization transaction and the U.K scheme of arrangement.

Item 6. Selected Financial Data

The following table presents information from the Company’s consolidated financial statements for the five years ended December 31, 2002. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements and Supplemental Data”.

	2002		2001	2000	1999	1998
	(Millions of Dollars, Except Share and Per Share Amounts)
Consolidated Statement of Operations Data
Net sales	$5,422.4		$5,457.0	$6,013.2	$6,487.5	$4,468.7
Costs and expenses	(5,329.4)		(5,496.5)	(5,725.5)	(5,871.1)	(4,156.8)
Amortization of intangible assets	(14.1)		(115.3)	(123.6)	(127.2)	(83.8)
Restructuring charges, net	(43.3)		(38.0)	(135.7)	—	(7.3)
Adjustment of assets held for sale and other long-lived assets to fair value	(70.2)		(545.1)	(75.4)	(7.9)	(19.0)
Asbestos charge	—		—	(184.4)	—	—
Chapter 11 and Administration related reorganization expense	(107.4)		(57.3)	—	—	—
Gain (loss) on early retirement of debt	—		72.2	—	(36.6)	(58.1)
Other income (expense), net	21.8		(59.0)	(30.9)	(21.4)	(16.3)
Income tax expense	(90.8)		(219.5)	(19.2)	(167.4)	(73.7)

Earnings (loss) before cumulative effect of change in accounting principle	(211.0)		(1,001.5)	(281.5)	255.9	53.7
Cumulative effect of change in accounting principle, net of applicable income tax benefit	(1,417.9	)(1)	—	—	(12.7)	—

Net earnings (loss)	$(1,628.9)		$(1,001.5)	$(281.5)	$243.2	$53.7

Common Share Summary (Diluted)
Average shares and equivalents outstanding (in thousands)	83,038		75,598	70,573	84,206	53,748
Earnings (loss) per share:
Before cumulative effect of change in accounting principle	$(2.54)		$(13.27)	$(4.02)	$3.31	$0.96
Cumulative effect of change in accounting principle, net of applicable income tax benefit	(17.08)		—	—	(.15)	—

Net earnings (loss) per share	$(19.62)		$(13.27)	$(4.02)	$3.16	$0.96

Dividends declared per share	$0.00		$0.00	$0.01	$0.01	$0.13

Consolidated Balance Sheet Data
Total assets	$7,913.3		$9,053.2	$9,831.0	$9,945.2	$9,940.1
Short-term debt	346.1		24.9	147.8	190.8	211.0
Long-term debt	14.3		266.7	3,559.7	3,020.0	3,130.7
Liabilities subject to compromise	6,053.2		6,256.6	—	—	—
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely convertible subordinated debentures of the Company	—		—	575.0	575.0	575.0
Shareholders’ (deficit) equity	(1,403.6)		419.0	1,550.2	2,075.2	1,986.2

Other Financial Information
Net cash provided from (used by) operating activities	$256.5		$35.8	$(154.5)	$562.4	$325.5
Expenditures for property, plant, equipment	339.1		313.8	315.5	395.2	228.5
Depreciation and amortization expense	277.1		373.7	374.4	354.9	228.0
Payments against asbestos liability, net of insurance receipts	—		(215.9)	(351.4)	(178.2)	(89.2)

(1)	Represents the charge, net of applicable income tax benefit, for the cumulative effect of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) is a vehicular parts manufacturer providing innovative solutions and systems to global customers in the automotive, small engine, heavy duty and industrial markets. The Company manufactures engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, sintered products, connecting rods, sealing systems, systems protection sleeving products, fuel systems, wipers, lighting, ignition, brake, friction and chassis products. The Company’s principal customers include many of the world’s original equipment (“OE”) manufacturers of such vehicles and industrial products. The Company also manufactures and distributes its products to the aftermarket.

Voluntary Reorganization Under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring or the U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company’s non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above. The Chapter 11 Cases are further discussed in Note 1 to the consolidated financial statements.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows. Under the Restructuring Proceedings, the Debtors expect to continue to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Restructuring Proceedings to develop and implement a plan for addressing the asbestos-related claims against them.

Background of the Restructuring Proceedings

In December 2000, the Company increased its estimate of asbestos-related liability by $625.3 million and recorded a related insurance recoverable asset of $440.9 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters.

In January 2001, the Company implemented a new strategy for dealing with its asbestos issue. The strategy had two features. First, the Company adopted a trial list strategy, avoiding wherever possible mass settlements and only paying individuals that were sick and where the Company or its subsidiaries’ products were the cause of the illness. The second aspect of the Company’s strategy was to pursue a legislative solution. The Company continues to work with a coalition group to advance federal legislation that will: establish medical criteria which will be used to differentiate the sick from the non-sick; establish criteria to limit the consolidation of cases; and establish venue requirements that provide that an individual’s claim must be brought where the individual lived or where they worked.

In the year preceding the Company’s U.S. and U.K. Restructuring, five major companies filed for Chapter 11 bankruptcy protection, most of which were major defendants in many asbestos-related cases in which some of the Company’s U.S. and U.K. subsidiaries were also named. In the second quarter of 2001 the Company disclosed that without a satisfactory legislative solution to the asbestos litigation in the near term, the Company would need to consider alternative ways to manage its asbestos issue. These adverse developments continued during the third quarter of 2001. The Company’s Board of Directors concluded that a satisfactory legislative solution to the asbestos litigation was not probable in the near term and that a federal court-supervised Chapter 11 filing and Administration would provide the best available forum to achieve predictability and fairness in the claims settlement process. By filing under Chapter 11 and Administration, the Company expects to be able to both obtain a comprehensive resolution of the claims against it and preserve the inherent value of its businesses.

Consequences of the Restructuring Proceedings

The U.S. Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of an Administrator approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, all pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors’ intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act.

In the U.S., three committees, representing asbestos claimants, unsecured creditors and equity security holders have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, have the right to be heard on all matters that come before the Bankruptcy Court. The appointed committees, together with the legal representative for the future asbestos claimants, play important roles in the Restructuring Proceedings. In the U.K., the Administrator has appointed a creditors committee, representing both asbestos claimants and general unsecured creditors.

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization within 120 days following the Petition Date with the Bankruptcy Court. The Debtors requested the Bankruptcy Court to extend the period of exclusivity to November 1, 2002, and the request was granted. On October 30, 2002, the Bankruptcy Court granted an additional extension of the period of exclusivity to March 3, 2003. This date was further extended by Federal District Court order until March 6, 2003. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan of reorganization is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors. As provided by the Act, the Administrator will propose a scheme of arrangement to the High Court.

On January 31, 2003, the Company announced that it had reached an agreement in principle with its major U.S. creditor constituencies as to the terms of a consensual plan of reorganization. Although a number of issues remain to be resolved, the consensual plan of reorganization is expected to be filed by March 6, 2003. The agreement in principle provides that the noteholders and asbestos claimants, present and future, will convert all of their claims into equity of the reorganized Company. Specifically, 49.9% of newly authorized and issued conversion stock will be distributed to the noteholders, and 50.1% of newly authorized and issued conversion stock will be distributed to a trust established pursuant to Section 524(g) of the Bankruptcy Code for the benefit of existing and future asbestos claimants. United States trade creditors are expected to receive one or more cash distributions under the consensual plan. Subject to negotiation, the Plan of Reorganization currently provides for the cancellation of pre-petition equity interests. The filing of the Plan of Reorganization will be followed by various critical documents, specifically, the Plan Disclosure Statement detailing the reorganization transaction and the U.K scheme of arrangement.

There are two possible types of U.K. schemes of arrangements. The first is under Section 425 of the Companies Act of 1985, which may involve a scheme for the reconstruction of the Company. If a majority in number representing three-fourths in value of the creditors or members or any class of them agree to the compromise or arrangement, it is binding if sanctioned by the High Court. Section 425 may be invoked where there is an Administration order in force in relation to the Company. The other possible type of scheme arises under Section 1 of the Insolvency Act of 1986 in relation to Company Voluntary Arrangements (“CVA”). If a majority in value representing more than three-fourths of the creditors agrees to the compromise or arrangement set out in the CVA proposal, it will be approved.

The Company is unable to predict with a high degree of certainty at this time what treatment will be accorded under any such plan of reorganization to intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. Various parties in the Chapter 11 cases may challenge these arrangements, transactions, and relationships, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan of reorganization. The Bankruptcy Court has set March 3, 2003 as a bar date for asbestos property damage claims and for general and commercial claims.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors’ pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors.

Accounting Impact

Pursuant to SOP 90-7, the Company’s pre-petition liabilities that are subject to compromise are reported separately in the consolidated balance sheet at the expected amount of the allowed claims. Note 1, “Voluntary Reorganization Under Chapter 11 and Administration”, includes the detail of “Liabilities subject to compromise” as of December 31, 2002. Obligations of the Company’s subsidiaries not covered by the Restructuring Proceedings will remain classified in the consolidated balance sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, a portion of interest income and provisions for losses related to the Restructuring Proceedings as reorganization items. Accordingly, the Debtors recorded Chapter 11 and Administration related reorganization expenses of $107.4 million and $57.3 million for the years ended December 31, 2002 and 2001, respectively. See Note 1 to the consolidated financial statements for further information concerning the Restructuring Proceedings.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires the Company’s management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from those estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality.

Revenue Recognition

The Company recognizes revenue, estimated returns from product sales and related incentives when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. The Company records sales upon shipment of product to customers and transfer of title under standard commercial terms. The SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States and SAB No. 101.

Allowance for Uncollectible Accounts Receivable

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and the Company’s historical experience of write-offs. If not reserved through specific examination procedures, the Company’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding.

Inventories and Related Allowance for Obsolete and Excess Inventory

Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. Cost determined by the last-in, first-out (LIFO) method was used for 53% of the inventory at December 31, 2002 and 2001, respectively. The remaining inventories are recorded using the first-in, first-out (FIFO) method. The estimated allowance is based on management’s estimate of inventories on hand in excess of estimated future usage and sales, taking into account the channel of distribution, OE and aftermarket, and geographic demand.

Long-lived assets

Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, if any, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Indefinite-lived intangible assets, such as goodwill and trademarks, are carried at historical value and not amortized. Indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist. The impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon a combination of discounted cash flows and market multiples. External valuation consultants assist the Company with this analysis.

Pension Plans and Other Post-Retirement Benefit Plans

The measurement of liabilities related to pension plans and other post-retirement benefit plans is based on management’s assumptions related to future events including interest rates, long-term returns on pension plan assets, rate of compensation increases, and health care cost trend rates. Actual pension plan asset performance will either reduce or increase unamortized pension losses which ultimately affect net income.

Asbestos Liabilities and Asbestos-Related Insurance Recoverable

The Company’s United Kingdom subsidiary, T&N Ltd., two United States subsidiaries (“T&N Companies”), and two of the Company’s subsidiaries formerly owned by Cooper Industries, Inc., known as Abex and Wagner, are among many defendants named in numerous court actions in the United States alleging personal injury resulting from exposure to asbestos or asbestos-related products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. The recorded liability at December 31, 2002 represents the Company’s estimate, prior to the Restructuring Proceedings, for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the asbestos liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement, the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. While the Company believes that the liability recorded was appropriate for anticipated losses arising from asbestos-related claims through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the future asbestos liability for pending and future claims.

T&N Ltd. purchased for itself and its then defined global subsidiaries a £500.0 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690.0 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point of certain asbestos policies and accordingly recorded an insurance recoverable asset. The Company believes that, based upon its review of the insurance policies and advice from outside counsel, it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of the claims in excess of the trigger point of the insurance.

The ultimate realization of insurance proceeds is directly related to the amount of related covered claims paid by the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts due to uncertainties created by the Restructuring Proceedings. Accordingly, these amounts could change significantly based upon events that occur from the Restructuring Proceedings.

Environmental Liabilities

The Company records environmental liabilities when a loss is probable and reasonably estimable. Such liabilities are generally not subject to insurance coverage. Engineering and legal specialists within the Company, based on current law and existing technologies, estimate each environmental obligation. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties will be able to fulfill their commitments at the sites where the Company may be jointly and severally liable with such parties. The Company regularly evaluates and revises its estimates for environmental obligations based on expenditures against established reserves and the availability of additional information.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance on its net deferred tax assets by taxing jurisdictions when it is more likely than not that such assets will not be realized. Management judgment is required in determining the Company’s valuation allowance on net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. The Company does not provide taxes on undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested. If undistributed earnings were remitted, foreign tax credits would substantially offset any resulting domestic tax liability.

Reorganization Under Chapter 11 and Administration

The consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business.

Results of Operations

Net Sales

Sales by reporting segment were:

	2002	2001	2000
	(Millions of Dollars)
Powertrain	$1,735.4	$1,648.0	$1,716.7
Sealing Systems and Systems Protection	639.2	630.5	738.1
Friction	374.0	338.9	387.5
Aftermarket	2,417.5	2,455.7	2,616.4
Other, including Corporate	233.6	220.4	250.5
Divested Operations	22.7	163.5	304.0

Total	$5,422.4	$5,457.0	$6,013.2

Powertrain

Net sales increased 5.3% to $1,735.4 million in 2002 versus $1,648.0 million in 2001. Favorable OE sales volumes, particularly in North America, combined with a new piston program launched in Mexico, accounted for approximately $60 million of this increase. Foreign currency exchange of approximately $33 million more than offset the impact of customer price reductions. Sales volume from the third quarter 2001 acquisition of WSK Gorzyce, S.A., a Polish piston manufacturer, principally accounted for the remainder of the increase in sales.

Net sales decreased 4.0% to $1,648.0 million in 2001 versus $1,716.7 million in 2000. The decrease was the result of declining sales in both the automotive and heavy duty OE markets. Additionally, sales were negatively impacted by price pressure from customers as well as foreign currency exchange primarily on the British Pound and European Euro.

Sealing Systems and System Protection

Net sales increased 1.4% to $639.2 million in 2002 versus $630.5 million in 2001. Favorable OE sales volumes accounted for approximately $7 million of the increase. Foreign currency exchange more than offset customer price reductions to account for the remainder of the increase in net sales.

Sales decreased 14.6% to $630.5 million in 2001 versus $738.1 million in 2000. The decrease was the result of declining sales in the automotive and heavy duty OE markets, price reductions, and the impact of certain European customer programs that ended and were not replaced with new programs.

Friction

Net sales increased 10.4% to $374.0 million in 2002 versus $338.9 million in 2001. Favorable OE sales volumes, combined with new program launches, accounted for approximately $33 million of this increase. Foreign currency exchange more than offset the impact of customer price reductions to account for the remainder of the increase.

Net sales decreased 12.5% to $338.9 million in 2001 versus $387.5 million in 2000. The decrease is due to lower sales volumes in the automotive and heavy duty OE markets and price reductions to OE customers. The decrease was offset slightly by net new business in Europe.

Aftermarket

Net sales decreased 1.6% to $2,417.5 million in 2002 versus $2,455.7 million in 2001. The decline in component replacement trends was offset by improved product availability in North America and Europe, the full-year effect of a new North American friction product introduced in 2001, and the impact of foreign currency exchange.

Net sales decreased 6.1% to $2,455.7 million in 2001 versus $2,616.4 million in 2000. The decrease was driven by increased customer consolidation, improved quality of OE parts and general weakness in the aftermarket.

Other

Other primarily includes the OE lighting operations, Asia Pacific, and other Corporate functions.

Divested Operations

Divested operations include the partial year impact of sales recognized by businesses divested in a particular year. Refer to Note 5 to the consolidated financial statements for descriptions of businesses divested in the current year.

Gross Margin

Gross margin by reporting segment was:

	2002	2001	2000
	(Millions of Dollars)
Powertrain	$268.1	$266.8	$336.4
Sealing Systems and Systems Protection	123.4	131.0	196.5
Friction	97.4	59.7	88.9
Aftermarket	541.9	556.1	672.5
Other, including Corporate	9.4	31.1	52.0
Divested Operations	1.9	30.6	59.2

Total	$1,042.1	$1,075.3	$1,405.5

Gross margin was $1,042.1 million, or 19.2% of sales, for 2002 compared to $1,075.3, or 19.7% of sales in 2001. Favorable OE sales volumes provided additional gross margin of approximately $11 million. Adverse product mix in the North America Aftermarket resulted in a decline in gross margin of approximately $35 million. Productivity gains of approximately $100 million, resulting from supplier sourcing and manufacturing production improvements, were partially offset by customer price reductions. The increase in Friction gross margin is primarily related to significant improvements in North America production efficiency as a result of significant restructuring efforts completed during 2001.

Approximately $33 million of the 2002 decrease is attributable to increased employee health and welfare costs and the effects of lower than expected returns on the Company’s pension plan assets included in Corporate functions. Divested operations accounted for an additional decline in gross margin of approximately $29 million.

Gross margin was $1,075.3 million, or 19.7% of net sales, for 2001 compared to $1,405.5 million, or 23.4% of net sales in 2000. The decrease is attributed to lower sales volumes, increased pension costs due to lower returns on the Company’s pension assets, and increased employee health and welfare costs. Gross margin was also impacted by the Company’s cost reduction activities not keeping pace with the lower sales volumes and inflation, customer price reductions, and an increase in provisions for excess and obsolete inventory.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses were $826.3 million, or 15.2% of sales, in 2002 as compared to $840.0 million, or 15.4% of sales, in 2001. This decrease is primarily attributable to cost reduction efforts, partially offset by increased employee health and welfare costs, and the effect of lower actual returns on the Company’s pension plan assets on year over year pension expense.

SG&A expenses were $840.0 million, or 15.4% of sales, in 2001 compared to $832.8 million, or 13.8% of sales in 2000. This increase is primarily attributable to increased employee health and welfare costs, certain employee compensation programs, the effect of lower actual returns on the Company’s pension plan assets on year over year pension expense, and professional fees associated with its financing activities and investment strategy.

Restructuring Charges

During 2002, the Company recognized $43.3 million of restructuring charges, net of reversals of $20.5 million, related to severance and exit costs. These costs primarily include costs related to the continuing consolidation of operations to maximize production efficiencies and achieve economies of scale. Total employee reductions are expected to be 2,700 of which approximately 2,000 have been terminated as of December 31, 2002. Cash payments against restructuring reserves during 2002 were $53.1 million. The impact of foreign currency exchange and other charges against the reserves amounted to $19.5 million in 2002.

During 2001, the Company recognized $38.0 million of restructuring charges related to severance and exit costs. Severance costs of $36.0 million primarily included the planned consolidation of the European friction business and the January 2001 salaried employee reductions in North America and Europe. Total employee reductions related to 2001 activities were approximately 1,000. Exit costs of $2.0 million are primarily comprised of planned consolidation of the European friction business.

In 2000, the Company recognized $135.7 million of restructuring charges related to severance and exit costs. Employee severance costs of $105.8 million and exit costs of $29.9 million resulted from the planned closure of certain North American aftermarket branch warehouses and distribution centers; consolidation of the Company’s heavy-wall bearings business; the closure of certain Australian and Taiwanese sales, administrative and distribution facilities; the consolidation of certain administrative and human resource functions in Europe; reorganization of the America’s friction business; closure of one of the Company’s European R&D centers, consolidation of an administrative facility at the Company’s Ohio ignition facility and various other programs in North America, South America and Europe. As part of the 2000 restructuring plan approximately 1,400 employees were terminated and 30 facilities were closed or consolidated.

The following is a summary of restructuring and rationalization charges and related activity for 2002, 2001 and 2000:

	Restructuring		Rationalization		Total
	Severance	Exit	Severance	Exit
	(Millions of Dollars)
Balance of reserves at January 1, 2000	$13.8	$1.9	$15.2	$15.1	$46.0
2000 provision	105.8	29.9	—	—	135.7
Payments and charges against reserves	(55.4)	(6.1)	(12.2)	(0.1)	(73.8)

Balance of reserves at December 31, 2000	64.2	25.7	3.0	15.0	107.9
2001 provision	36.0	2.0	—	—	38.0
Payments and charges against reserves	(51.6)	(8.0)	—	(5.2)	(64.8)

Balance of reserves at December 31, 2001	48.6	19.7	3.0	9.8	81.1
2002 provision, net of reversals of $20.5 million	42.9	0.4	—	—	43.3
Payments and charges against reserves	(23.1)	(4.7)	(0.3)	(5.5)	(33.6)

Balance of reserves at December 31, 2002	$68.4	$15.4	$2.7	$4.3	$90.8

Adjustment of Assets Held for Sale and Other Long-Lived Assets to Fair Value

During 2002, the Company recorded an impairment charge of $70.2 million to adjust long-lived tangible assets to their estimated fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). The charge includes $46.7 million to write-down property, plant and equipment at four facilities that the Company is closing or consolidating into other facilities. The estimated fair values were determined by discounted cash flows or by independent third party appraisals. An additional charge of $6.6 million relates to the write down of property, plant and equipment at a European camshaft foundry related to a decline in sales volumes at that facility. The estimated fair value of this equipment was determined based upon discounted future cash flows. In connection with the signing of a new license agreement, the Company impaired the remaining intangible asset of $3.9 million pertaining to the prior agreement. The remaining impairment charge primarily relates to the impairment of assets that the Company intends to divest. The value of these assets was estimated based upon the future cash flows should the Company divest of these assets on an individual, open market basis.

On July 20, 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise).

Effective January 1, 2002, the Company adopted these new standards, resulting in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. The adoption of SFAS No. 142 also resulted in the reclassification of various intangible asset classes according to the measurability of their useful lives. During the second quarter of 2002, the Company, along with the assistance of an outside valuation firm, performed the impairment tests of its goodwill and indefinite-lived intangible assets required by SFAS No. 142. The Company’s initial impairment test indicated that the carrying value of certain of its operating segments exceeded the corresponding fair values, which were determined by using discounted cash flows and market multiples. The implied fair value of goodwill in these operating segments was then determined through the allocation of the fair value to the underlying assets and liabilities.

To reduce the carrying value of its goodwill and indefinite-lived intangible assets to their estimated fair value as required by SFAS No. 142, the Company recorded a non-cash charge of $1,417.9 million, net of applicable income tax benefit. The majority of this charge relates to the impairment of goodwill associated with the acquisitions of T&N plc. and Cooper Automotive.The tax impact related to the charge was $46.6 million and was primarily limited to the benefit derived from the impairment of certain intangible assets other than goodwill. The charge is presented as a cumulative effect of change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002. The Company completed its required annual impairment analysis as of October 1, 2002, and based upon this analysis, no additional impairment charge was required.

Prior to 2002, the Company evaluated its long-lived assets, including goodwill and other intangible assets, in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed

of”. During the third quarter of 2001, the Company determined that the undiscounted cash flows of certain of its non-core operating units were less than the carrying value of the long-lived assets of those operating units. Accordingly, the Company adjusted the carrying value of those assets to their estimated fair value resulting in an impairment charge of $497.3 million. Additionally, in the fourth quarter of 2001, the Company recorded an impairment charge of $37.8 million for an insolvent business unit in the United Kingdom, and $10.0 million for operations located in Argentina as a result of economic conditions in that country. The fair value was determined by anticipated future cash flows discounted at a rate commensurate with the risk involved. The following is a summary of the aggregate 2001 impairment charges by long-lived asset (in millions):

Goodwill	$259.7
Other intangible assets	74.3
Property, plant and equipment	211.1

$545.1

Under SFAS No. 121, the Company recorded a $75.4 million impairment charge in 2000 primarily associated with a write-down of assets to their estimated fair value for the closure of aftermarket branch warehouses and distribution centers, the Company’s Ohio administrative facility, a European research and development center and certain manufacturing and technical facilities associated with the reorganization of the Americas friction business.

Asbestos Charge

In 2000, the Company recorded a $184.4 million charge consisting of a $625.3 million increase in the Company’s asbestos liability, which was partially offset by a $440.9 million increase in the Company’s asbestos-related insurance recoverable. These charges and insurance recoveries were primarily based on an econometric study the Company commissioned during 2000 as discussed further in Note 17 to the consolidated financial statements.

Interest Expense

Net interest expense decreased by $152.0 million in 2002 to $122.8 million. This decrease is the result of the full-year effect of not accruing or paying interest on certain pre-petition debt, partially offset by increased interest expense related to the DIP credit facility. The effect of not accruing the contractual interest on the pre-petition debt was $164.4 million.

Net interest expense decreased $10.2 million in 2001 to $274.8 million. This decrease is the result of not accruing or paying interest on certain pre-petition debt. The effect of not accruing the contractual interest on the pre-petition debt was $41.6 million. This reduction in interest expense was partially offset by interest on the DIP credit facility and by higher average borrowings on the Company’s credit facilities during 2001 than in 2000.

Interest expense increased $16.1 million in 2000 to $285.0 million. The increase is primarily attributable to the full-year effect of the 1999 bond issue and higher amounts outstanding on the Company’s multi-currency revolver during 2000.

Chapter 11 and Administration Related Reorganization Expenses

In connection with the Restructuring Proceedings, the Company recognized $107.4 million and $57.3 million of Chapter 11 and Administration related reorganization expenses in 2002 and 2001, respectively. These expenses consisted of legal, financial and advisory fees, employee retention costs, and other directly related internal costs. The increase in Chapter 11 and Administration related reorganization expenses over 2001 is a direct result of the full-year effect of the Restructuring Proceedings. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings.

Other Income and Expenses, net

Other income, net was $21.8 million in 2002, compared to other expense, net of $59.0 million in 2001. This change is attributable to an aggregate net loss on the divestiture of several businesses of $36.3 million recognized in 2001, compared with an aggregate pre-tax gain on the divestiture of businesses of $1.1 million recognized in 2002. In addition, distributions on the Company obligated mandatorily redeemable preferred securities have been suspended in connection with the Restructuring Proceedings, resulting in a decrease in other expense of $30.6 million in 2002 as compared to 2001. Other income and expense also includes foreign currency exchange transactions and the equity in earnings of unconsolidated subsidiaries.

Other expense, net increased from 2000 to 2001 by $28.1 million to $59.0 million. This increase is primarily attributable to losses on the divestitures of several businesses in 2001 of $36.3 million.

Income Taxes

For 2002, the Company recorded income tax expense of $90.8 million on a loss before income taxes and cumulative effect of change in accounting principle of $120.2 million, compared to income tax expense of $219.5 million on a loss before income taxes of $782.0 million in 2001. Income tax expense for 2002 results primarily from an increase in the valuation allowance on deferred income tax assets in the U.S. and U.K. Income tax expense in 2001 resulted from the effects of the permanent difference between book and tax goodwill related to divestitures and impairment charges, an increase in the valuation allowance on deferred income tax assets in the U.S. and U.K., and non-deductible goodwill amortization.

At December 31, 2002, the Company had deferred tax assets of $755.2 million, net of a valuation allowance of $701.6 million, and deferred tax liabilities of $799.0 million. At December 31, 2001, the Company had deferred tax assets of $800.4 million, net of a valuation allowance of $496.8 million, and deferred tax liabilities of $867.8 million. The valuation allowance on deferred tax assets increased by $204.8 million in 2002 primarily due to losses in the U.S. and an increase in deferred income tax assets in the U.K. related to the Company’s recording of an additional minimum pension liability in comprehensive income. As a result of the Company’s Restructuring Proceedings limiting the implementation of certain tax planning strategies, current adverse market conditions and recent taxable losses in the U.S., the Company established a full valuation allowance reserve in 2001 against the net U.S. deferred income tax assets to the extent that the losses could not be carried back and continued to reserve losses in the U.S. in 2002. In addition, based on current taxable income projections for the U.K., the Company did not increase its deferred income tax asset position in the U.K.

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

Liquidity and Capital Resources

Cash Flow Provided by Operating Activities

Cash flow provided by operating activities was $256.5 million in 2002. Cash flow was impacted positively by the Restructuring Proceedings as a result of staying the asbestos liabilities at the Petition Date, and not accruing or paying the contractual interest on certain pre-petition debt subsequent to the Petition Date. The primary uses of cash during 2002 include the payment of $104.0 million of Chapter 11 and Administration related expenses and $53.1 million of restructuring and rationalization payments. The impact of changes in working capital were negligible, as the decrease in accounts receivable of $44.1 million and increase in accounts payable of $6.4 million, both positive to cash flow, were mostly offset by an increase in inventories of $46.8 million.

Cash flow provided by operating activities was $35.8 million in 2001. Cash flow was impacted positively by the Restructuring Proceedings due to the staying of trade accounts payable and asbestos claims outstanding at the Petition Date, and not accruing or paying the contractual interest on certain pre-petition debt subsequent to the Petition Date. The primary uses of cash during 2001 were the $215.9 million of asbestos payments, net of insurance receipts, and $62 million of restructuring and rationalization payments. Changes in working capital provided $239.2 million of positive cash flow as a result of a decrease in inventories of $40.2 million, a decrease in accounts receivable of $116.4 million, and an increase in accounts payable of $82.6 million.

Cash Flow Used by Investing Activities

Cash flow used by investing activities was $304.5 million in 2002. Capital expenditures amounted to $339.1 million, offset by proceeds from the divestiture of various businesses.

Cash flow used by investing activities was $70.8 million in 2001. Capital expenditures amounted to $313.8 million and business acquisitions, net of cash acquired, used $18.8 million. These outflows were offset by proceeds from the divestiture of various businesses amounting to $242.8 million and proceeds from the sale of fixed assets of $19.0 million.

Cash Flow Provided from Financing Activities

Cash flow provided from financing activities was $75.4 million in 2002, resulting from net borrowings on the Company’s available credit facilities.

Cash flow provided from financing activities was $269.0 million in 2001. Cash flow provided primarily resulted from net borrowings in the amount of $643.3 million, offset by the repurchase of accounts receivable under securitization in the amount of $348.1 million in conjunction with the termination of the facility.

To meet its liquidity needs, the Company entered into a debtor-in-possession credit facility (the “DIP credit facility”) in the aggregate amount of $675 million. At December 31, 2002, the Company had $314.7 million of borrowings outstanding and has issued $14.0 million in letters of credit under this facility. Based upon the collateral securing the DIP credit facility, the Company had $200.3 million available for borrowings at December 31, 2002. The DIP credit facility has been approved by the Bankruptcy court as well as the various creditors’ committees. The DIP credit facility expires in October 2003 and bears interest at either alternate base rate (“ABR”) plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3.5 percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The Company intends on renegotiating its DIP credit facility prior to its expiration, if necessary.

The Company provided collateral in the form of a pledge of its domestic inventories, domestic accounts receivable, domestic plant, and its equipment and real property to the DIP lenders. The borrowing base available to the Company is calculated weekly based upon the value of this underlying collateral. As a result, the borrowing base available to the Company at any point in time may be less than the total commitment on the DIP facility. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest.

The DIP credit facility contains restrictive covenants. The more significant requirements of these covenants include the maintenance of certain consolidated and domestic earnings before interest, taxes, depreciation and amortization, and limitations on: capital expenditures; early retirement of debt; additional borrowings; payment of dividends; and the sale of assets or businesses. The DIP credit facility is specified for borrowings in the United States. Investments in non-Debtor international subsidiaries are limited by the DIP credit facility.

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

The Company has the following contractual obligations and commercial commitments outstanding at December 31, 2002:

Maturities of Contractual Obligations	Debt	Operating Leases
	(Millions of Dollars)
Less than 1 year	$314.7	$34.2
1-3 years	14.3	55.5
4-5 years	—	29.7
Thereafter	—	10.5
Liabilities subject to compromise	3,982.7	—

Total	$4,311.7	$129.9

Expiration of Other Commercial Commitments	Line of Credit	Letters of Credit
	(Millions of Dollars)
Less than 1 year	$31.4	$—
Liabilities subject to compromise	1,905.3	75.4

Total	$1,936.7	$75.4

The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, the Bankruptcy Court’s approval of management’s plans and the availability of financing. Management believes that cash on hand and cash flow from operations, in conjunction with borrowings from its DIP credit facility, will be sufficient to fund capital expenditures and meet its post-petition operating obligations in the short-term. In the long term, the Company believes that the benefits from its announced restructuring programs and favorable resolution of its asbestos liability through Chapter 11 and Administration will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard or that the terms available for any future financing, if required, would be available or favorable to the Company. Also, resolutions of certain obligations, particularly asbestos obligations, are impacted by factors outside the Company’s control.

At December 31, 2002 the Company was in compliance with all debt covenants under its existing DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the expiration of the facility. Changes in the business environment, market factors, macroeconomic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

Asbestos Liability and Legal Proceedings

Note 17 to the consolidated financial statements, entitled “Litigation and Environmental Matters”, on pages 56 through 61 hereof, are incorporated herein by reference.

Item 7a. Qualitative and Quantitative Disclosures About Market Risk

In the normal course of business, the Company is subject to market exposure from changes in foreign currency exchange rates, interest rates and raw material prices. To manage a portion of these inherent risks, the Company purchases various derivative financial instruments and commodity futures contracts to hedge against unfavorable market changes. The Company does not hold or issue derivative financial instruments for trading purposes.

Foreign Currency Risk

The Company is subject to the risk of changes in foreign currency exchange rates due to its global operations. The Company manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures and distributes its products. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive loss was decreased by $408.9 million in 2002 and was increased by $129.4 million in 2001 due to cumulative translation adjustments resulting from changes in the U.S. Dollar to the Euro, British Pound and Argentine Peso.

As of December 31, 2002 and 2001, the Company’s net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $705.3 million and $612.0 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $70.5 million and $61.2 million, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs. At December 31, 2002, the Company had two contracts outstanding with a combined notional value of $9.7 million. No options or contracts were outstanding at December 31, 2001.

Interest Rate Risk

The Company’s variable interest expense is sensitive to changes in the general level of global market interest rates.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials in the production process and has from time to time entered into firm purchase commitments for copper, aluminum alloy, high-grade aluminum, lead and nickel. The Company uses swaps and forward contracts to hedge against the changes in certain specific commodity prices of the purchase commitments outstanding. At December 31, 2002, the Company had two contracts outstanding with a combined notional value of $2.9 million. No swaps or contracts were outstanding at December 31, 2001.

Item 8. Financial Statements and Supplemental Data

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$5,422.4	$5,457.0	$6,013.2
Cost of products sold	4,380.3	4,381.7	4,607.7

Gross margin	1,042.1	1,075.3	1,405.5
Selling, general and administrative expenses	826.3	840.0	832.8
Amortization of intangible assets	14.1	115.3	123.6
Restructuring charges, net	43.3	38.0	135.7
Adjustment of assets held for sale and other long-lived assets to fair value	70.2	545.1	75.4
Asbestos charge	—	—	184.4
Interest expense, net	122.8	274.8	285.0
Chapter 11 and Administration related reorganization expenses	107.4	57.3	—
Gain on early retirement of debt	—	(72.2)	—
Other (income) expense, net	(21.8)	59.0	30.9

Loss before income taxes and cumulative effect of change in accounting principle	(120.2)	(782.0)	(262.3)
Income tax expense	90.8	219.5	19.2

Loss before cumulative effect of change in accounting principle	(211.0)	(1,001.5)	(281.5)
Cumulative effect of change in accounting principle, net of applicable income tax benefit	1,417.9	—	—

Net loss	(1,628.9)	(1,001.5)	(281.5)
Preferred dividends, net of related tax benefit	—	1.9	2.0

Net Loss Available for Common Shareholders	$(1,628.9)	$(1,003.4)	$(283.5)

Loss Per Common Share:
Basic and Diluted
Loss before cumulative effect of change in accounting principle	$(2.54)	$(13.27)	$(4.02)
Cumulative effect of change in accounting principle, net of applicable income tax benefit	17.08	—	—

Net Loss Available for Common Shareholders	$(19.62)	$(13.27)	$(4.02)

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2001
	(Millions of Dollars)
ASSETS
Cash and equivalents	$395.1	$346.9
Accounts receivable, net	954.0	944.8
Inventories	800.1	721.9
Deferred income taxes	35.4	55.4
Prepaid expenses	174.5	177.6

Total Current Assets	2,359.1	2,246.6
Property, plant and equipment, net	2,273.0	2,163.7
Goodwill and indefinite-lived intangible assets	1,565.2	3,010.4
Definite-lived intangible assets, net	351.6	353.2
Asbestos-related insurance recoverable	780.6	723.2
Prepaid pension costs	361.5	354.5
Other noncurrent assets	222.3	201.6

Total Assets	$7,913.3	$9,053.2

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Short-term debt, including current portion of long-term debt	$346.1	$24.9
Accounts payable	318.9	299.5
Accrued compensation	242.1	193.9
Restructuring and rationalization reserves	90.8	81.1
Accrued taxes	93.6	47.2
Other accrued liabilities	332.3	335.7

Total Current Liabilities	1,423.8	982.3
Liabilities subject to compromise	6,053.2	6,256.6
Long-term debt	14.3	266.7
Postemployment benefits	1,541.2	819.8
Long-term portion of deferred income taxes	52.4	96.5
Other accrued liabilities	186.3	162.0
Minority interest in consolidated subsidiaries	45.7	50.3
Shareholders’ (Deficit) Equity:
Series C ESOP preferred stock	28.0	28.0
Common stock	435.6	411.9
Additional paid-in capital	2,060.5	1,844.6
Accumulated deficit	(2,743.9)	(1,115.0)
Accumulated other comprehensive loss	(1,183.7)	(750.1)
Other	(0.1)	(0.4)

Total Shareholders’ (Deficit) Equity	(1,403.6)	419.0

Total Liabilities and Shareholders’ (Deficit) Equity	$7,913.3	$9,053.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net loss	$(1,628.9)	$(1,001.5)	$(281.5)
Adjustments to reconcile net loss to net cash provided from (used by) operating activities
Cumulative effect of change in accounting principle	1,464.5	—	—
Depreciation and amortization	277.1	373.7	374.4
Chapter 11 and Administration related reorganization expenses	107.4	57.3	—
Adjustment of assets held for sale and other long-lived assets to fair value	70.2	545.1	75.4
Asbestos charge	—	—	184.4
Gain on early retirement of debt	—	(72.2)	—
(Gain) loss on sale of businesses	(1.1)	36.3	—
Change in postemployment benefits, including pensions	111.7	39.5	(9.1)
Change in deferred taxes	(31.5)	219.2	(140.3)
Decrease in accounts receivable	44.1	116.4	38.1
(Increase) decrease in inventories	(46.8)	40.2	40.7
Increase (decrease) in accounts payable	6.4	82.6	(175.4)
Change in restructuring reserve	(9.8)	(24.0)	63.5
Changes in other assets and liabilities	13.3	(111.6)	53.6
Payments into pension plans	(35.2)	(20.9)	(26.9)
Payments for Chapter 11 and Administration related reorganization expenses	(84.9)	(28.4)	—
Payments against asbestos liability, net of insurance receipts	—	(215.9)	(351.4)

Net Cash Provided From (Used By) Operating Activities	256.5	35.8	(154.5)
Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(339.1)	(313.8)	(315.5)
Net proceeds from sale of property, plant and equipment	—	19.0	2.2
Business acquisitions, net of cash acquired	—	(18.8)	—
Net proceeds from sales of businesses	34.6	242.8	66.6
Other	—	—	2.4

Net Cash Used By Investing Activities	(304.5)	(70.8)	(244.3)
Cash Provided From (Used By) Financing Activities
Proceeds from issuance of long-term debt	6.6	667.2	689.0
Principal payments on long-term debt	(2.4)	(171.8)	(145.3)
Proceeds from borrowings on DIP credit facility	75.0	250.0	—
Principal payments on DIP credit facility	(10.3)	—	—
Increase (decrease) in short-term debt	6.5	(64.1)	(25.9)
Fees paid for debt agreements	—	(38.0)	(4.6)
Repurchase of accounts receivable under securitization	—	(348.1)	(62.1)
Other	—	(26.2)	(9.5)

Net Cash Provided From Financing Activities	75.4	269.0	441.6
Effect of Foreign Currency Exchange Rate Fluctuations on Cash	20.8	5.7	(0.1)

Increase in Cash and Equivalents	48.2	239.7	42.7
Cash and equivalents at beginning of year	346.9	107.2	64.5

Cash and equivalents at end of year	$395.1	$346.9	$107.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Series C ESOP Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Unearned ESOP Compensation	Accumulated Other Comprehensive Loss	Other	Total
	(Millions of Dollars)
Balance at January 1, 2000	$41.5	$352.1	$1,782.4	$170.3	$(7.9)	$(262.1)	$(1.1)	$2,075.2
Net loss				(281.5)				(281.5)
Currency translation						(245.6)		(245.6)
Pensions						(7.1)		(7.1)
Other						10.1		10.1

Total Comprehensive Loss								(524.1)
Issuance of stock, net		0.4	(0.7)				0.3	—
Retirement of Series C ESOP Preferred stock	(3.4)		(3.1)					(6.5)
Amortization of unearned ESOP compensation					7.9			7.9
Preferred dividends				(4.0)				(4.0)
Preferred dividend tax benefits				1.7				1.7

Balance at December 31, 2000	38.1	352.5	1,778.6	(113.5)	—	(504.7)	(0.8)	1,550.2
Net loss				(1,001.5)				(1,001.5)
Currency translation						(129.4)		(129.4)
Pensions						(116.9)		(116.9)
Other						0.9		0.9

Total Comprehensive Loss								(1,246.9)
Issuance of stock, net		59.4	67.9				0.4	127.7
Retirement of Series C ESOP Preferred stock	(10.1)							(10.1)
Preferred dividends			(1.9)					(1.9)

Balance at December 31, 2001	28.0	411.9	1,844.6	(1,115.0)	—	(750.1)	(0.4)	419.0
Net loss				(1,628.9)				(1,628.9)
Currency translation						259.2		259.2
Pensions						(692.8)		(692.8)
Other							0.3	0.3

Total Comprehensive Loss								(2,062.2)
Issuance of stock, net		23.7	215.9					239.6

Balance at December 31, 2002	$28.0	$435.6	$2,060.5	$(2,743.9)	$—	$(1,183.7)	$(0.1)	$(1,403.6)

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Voluntary Reorganization Under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), Federal-Mogul Corporation (the “Company” or “Federal-Mogul”) and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et. al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company’s non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The U.S. Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of an Administrator approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, all pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors’ intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act.

In the U.S., three committees, representing asbestos claimants, unsecured creditors and equity security holders have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, have the right to be heard on all matters that come before the Bankruptcy Court. The appointed committees, together with the legal representative for the future asbestos claimants, play important roles in the Restructuring Proceedings. In the U.K., the Administrator has appointed a creditors committee, representing both asbestos claimants and general unsecured creditors.

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization within 120 days following the Petition Date with the Bankruptcy Court. The Debtors requested the Bankruptcy Court to extend the period of exclusivity to November 1, 2002, and the request was granted. On October 30, 2002, the Bankruptcy Court granted an additional extension of the period of exclusivity to March 3, 2003. This date was further extended by Federal District Court order until March 6, 2003. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan of reorganization is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors. As provided by the Act, the Administrator will propose a scheme of arrangement to the High Court.

On January 31, 2003, the Company announced that it had reached an agreement in principle with its major U.S. creditor constituencies as to the terms of a consensual plan of reorganization. Although a number of issues remain to be resolved, the consensual plan of reorganization is expected to be filed by March 6, 2003. The agreement in principle provides that the noteholders and asbestos claimants, present and future, will convert all of their claims into equity of the reorganized Company. Specifically, 49.9% of newly authorized and issued conversion stock will be distributed to the noteholders, and 50.1% of newly authorized and issued conversion stock will be distributed to a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

trust established pursuant to Section 524(g) of the Bankruptcy Code for the benefit of existing and future asbestos claimants. United States trade creditors are expected to receive one or more cash distributions under the consensual plan. Subject to negotiation, the Plan of Reorganization currently provides for the cancellation of pre-petition equity interests. The filing of the Plan of Reorganization will be followed by various critical documents, specifically, the Plan Disclosure Statement detailing the reorganization transaction and the U.K scheme of arrangement.

There are two possible types of U.K. schemes of arrangements. The first is under Section 425 of the Companies Act of 1985, which may involve a scheme for the reconstruction of the Company. If a majority in number representing three-fourths in value of the creditors or members or any class of them agree to the compromise or arrangement, it is binding if sanctioned by the High Court. Section 425 may be invoked where there is an Administration order in force in relation to the Company. The other possible type of scheme arises under Section 1 of the Insolvency Act of 1986 in relation to Company Voluntary Arrangements (“CVA”). If a majority in value representing more than three-fourths of the creditors agrees to the compromise or arrangement set out in the CVA proposal, it will be approved.

The Company is unable to predict with a high degree of certainty at this time what treatment will be accorded under any such plan of reorganization to intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. Various parties in the Chapter 11 cases may challenge these arrangements, transactions, and relationships, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan of reorganization. The Bankruptcy Court has set March 3, 2003 as a bar date for asbestos property damage claims and for general and commercial claims.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors’ pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors.

Chapter 11 Financing

In connection with the Restructuring Proceedings, the Company entered into a $675 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. The DIP credit facility expires in October 2003 and bears interest at either the alternate base rate (“ABR”) plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3.5 percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $675 million commitment is reduced by a portion of the proceeds received from an asset sale or business divestiture. Available borrowings under the DIP credit facility are impacted by the underlying collateral at any point in time, consisting of domestic fixed assets, accounts receivable and inventory.

Amounts available and outstanding on the DIP credit facility are further discussed in Note 9 to the consolidated financial statements.

Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. Given this uncertainty, there is substantial doubt about the ability of the Company to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrator or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the condensed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

consolidated financial statements. Further, a plan of reorganization or scheme of arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

Virtually all of the Company’s pre-petition debt is in default. At December 31, 2002, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise.” This includes debt outstanding of $1,909.4 million under the pre-petition Senior Credit Agreements and $2,118.2 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $40.8 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

As a result of the Restructuring Proceedings, the Company is in default to its affiliate holder of its convertible junior subordinated debentures and is no longer accruing interest expense or making interest payments on the debentures. As a result, the affiliate will no longer have the funds available to pay distributions on the Company-Obligated Mandatorily Redeemable Preferred Securities and stopped accruing and paying such distributions on October 1, 2001. The affiliate is in default on the Company-Obligated Mandatorily Redeemable Preferred Securities. The Company is a guarantor on the outstanding debentures and, as a result of the default, the Company has become a debtor to the holders of the debentures directly. This liability is a pre-petition liability. As a result, the Company has classified these securities as “Liabilities subject to compromise” in the consolidated balance sheet.

As reflected in the consolidated financial statements, “Liabilities subject to compromise” refers to Debtors’ liabilities incurred prior to the commencement of the Restructuring Proceedings. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company’s estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments. Future adjustments may result from (i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrator; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the Restructuring Proceedings.

Liabilities subject to compromise includes the following:

	December 31
	2002	2001
	(Millions of Dollars)
Debt	$3,982.7	$3,971.4
Asbestos liabilities	1,565.1	1,550.2
Company-obligated mandatorily redeemable securities	211.0	449.5
Accounts payable	211.9	200.2
Interest payable	43.9	43.7
Environmental liabilities	22.9	23.3
Other accrued liabilities	15.7	18.3

Subtotal	6,053.2	6,256.6
Intercompany payables to affiliates	3,108.2	2,993.0

	$9,161.4	$9,249.6

As noted in Note 10, in 2002, the holders of the Company-obligated mandatorily redeemable securities redeemed 4,903,390 shares into 4,760,701 shares of common stock. The effect was an increase to common stock of $23.7 million, an increase to additional paid in capital of $215.9 million, a reduction of Company-obligated mandatorily redeemable securities of $238.5 million, and a reduction of other accrued liabilities of $1.1 million.

Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. On October 4, 2002, the Debtors issued approximately 100,000 proof of claim forms to its current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

for these claims in the Chapter 11 Cases. A March 3, 2003 bar date has been set for the filing of proofs of claim against the Debtors. Because the Debtors have not completed evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to the Company’s financial statements.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims and certain other pre-petition claims.

Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, employee retention costs, and other directly related internal costs as follows:

	Year Ended December 31
	2002	2001
	(Millions of Dollars)
Professional fees directly related to the filing	$73.7	$44.8
Critical employee retention costs	19.2	6.7
Other direct costs	14.5	5.8

Total	$107.4	$57.3

The appropriateness of using the going concern basis for its financial statements is dependent upon, among other things: (i) the Company’s ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; and (v) the Company’s ability to achieve profitability following such confirmation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Debtors’ Financial Statements

The condensed consolidated combined financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the combined Debtor subsidiaries, including certain amounts and activities between Debtor and non-Debtor subsidiaries of the Company, which are eliminated in the consolidated financial statements.

Debtors’ Condensed Consolidated Statements of Operations

	Year Ended December 31
	2002	2001
	(Millions of Dollars)
Net sales	$3,632.5	$3,702.9
Cost of products sold	3,014.9	3,074.6

Gross margin	617.6	628.3
Selling, general and administrative expenses	527.0	562.7
Amortization of intangible assets	11.5	95.5
Restructuring charges, net	28.0	18.4
Adjustment of assets held for sale and other long-lived assets to fair value	69.0	381.3
Interest expense, net	124.6	287.2
Chapter 11 and Administration related reorganization expenses	107.4	57.3
Gain on early retirement of debt	—	(72.2)
Other income, net	(348.4)	(107.4)

Earnings (loss) before income taxes, equity loss of non-Debtor subsidiaries, and cumulative effect of change in accounting principle	98.5	(594.5)
Income taxes	51.1	199.8

Earnings (loss) before equity loss of non-Debtor subsidiaries and cumulative effect of change in accounting principle	47.4	(794.3)
Equity loss of non-Debtor subsidiaries before cumulative effect of change in accounting principle	(258.4)	(207.2)

Loss before cumulative effect of change in accounting principle	(211.0)	(1,001.5)
Cumulative effect of change in accounting principle, Debtors, net of applicable income tax benefit	1,100.7	—
Cumulative effect of change in accounting principle, non-Debtors, net of applicable income tax benefit	317.2	—

Net loss	$(1,628.9)	$(1,001.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Debtors’ Condensed Consolidated Balance Sheets

	December 31
	2002	2001
	(Millions of Dollars)
ASSETS
Cash and equivalents	$189.6	$146.5
Accounts receivable, net	573.1	604.0
Accounts receivable, non-Debtors	345.4	269.6
Inventories	472.6	440.4
Deferred taxes	25.0	37.0
Prepaid expenses	96.4	114.7

Total Current Assets	1,702.1	1,612.2
Property, plant and equipment, net	1,171.5	1,235.2
Goodwill and indefinite-lived intangible assets	1,376.9	2,539.8
Definite-lived intangible assets, net	300.7	262.9
Asbestos-related insurance recoverable	780.6	723.2
Loans receivable and investments in non-Debtors	4,352.6	4,339.9
Other noncurrent assets	439.6	503.7

Total Assets	$10,124.0	$11,216.9

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Short-term debt, including current portion of long-term debt	$314.7	$—
Accounts payable and accrued compensation	268.9	237.1
Accounts payable, non-Debtors	129.6	37.5
Other accrued liabilities	298.4	292.2

Total Current Liabilities	1,011.6	566.8
Long-term debt	—	250.0
Postemployment benefits	1,336.9	655.9
Other accrued liabilities	17.7	75.6
Liabilities subject to compromise	9,161.4	9,249.6
Shareholders’ (Deficit) Equity	(1,403.6)	419.0

Total Liabilities and Shareholders’ (Deficit) Equity	$10,124.0	$11,216.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Debtors’ Condensed Consolidated Statements of Cash Flows

	Year Ended December 31
	2002	2001
	(Millions of Dollars)
Net Cash Provided From (Used By) Operating Activities	$76.4	$(335.8)

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(153.4)	(149.3)
Net proceeds from sales of businesses	34.6	241.9

Net Cash (Used By) Provided From Investing Activities	(118.8)	92.6

Cash Provided From (Used By) Financing Activities
Proceeds from issuance of long-term debt	—	667.2
Principal payments on long-term debt	—	(171.8)
Proceeds from borrowings on DIP credit facility	75.0	250.0
Principal payments on DIP credit facility	(10.3)	—
Decrease in short-term debt	—	(64.1)
Fees paid for debt issuance and other securities	—	(38.0)
Repurchase of accounts receivable under securitization	—	(348.1)

Net Cash Provided From Financing Activities	64.7	295.2
Effect of Foreign Currency Exchange Rate Fluctuations on Cash	20.8	5.7

Increase in Cash and Equivalents	43.1	57.7
Cash and equivalents at beginning of year	146.5	88.8

Cash and equivalents at end of year	$189.6	$146.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

2. Summary of Significant Accounting Policies

Organization: The Company is a vehicular parts manufacturer providing innovative solutions and systems to global and other customers in the automotive, small engine, heavy duty and industrial markets. The Company manufactures engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, sintered products, connecting rods, sealing systems, systems protection sleeving products, fuel systems, wipers, lighting, ignition, brake, friction and chassis products. The Company’s principal customers include many of the world’s original equipment (“OE”) manufacturers of such vehicles and industrial products. The Company also manufactures and distributes its products and related parts to the aftermarket.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries and other controlled entities. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are stated at historical value, which approximates fair value. The Company does not generally require collateral for its trade accounts receivable.

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and the Company’s historical experience of write-offs. If not reserved through specific examination procedures, the Company’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $74.6 million and $68.3 million at December 31, 2002 and 2001, respectively.

Inventories: Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 53% of the inventory at both December 31, 2002 and 2001. The remaining inventories are recorded using the first-in, first-out (FIFO) method. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to estimated future sales and usage.

Investments in non-consolidated entities: Equity investments that comprise more than 20% but less than 50% of the outstanding equity of the investee are accounted for by the equity investment method and are not consolidated. Such investments aggregated $129.7 million and $92.9 million at December 31, 2002 and 2001, respectively, and are included in the consolidated balance sheets as “other noncurrent assets”. Net income from non-consolidated equity investments was $19.8 million, $14.4 million and $16.4 million for 2002, 2001 and 2000, respectively, and is included in the statements of operations as “other (income) expense, net”.

Long-lived assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, if any, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).

Indefinite lived intangible assets: Indefinite-lived intangible assets, such as goodwill and trademarks, are carried at historical value and not amortized. Indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist. The impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon a combination of discounted cash flows and market multiples. External valuation consultants assist the Company with this analysis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Revenue Recognition: The Company records sales when products are shipped and title has transferred to the customer, the sales price is fixed and determinable, and the collectibility of revenue is reasonably assured. Accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. Adjustments to such returns and allowances are made as new information becomes available.

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

Research and Development and Advertising Costs: The Company expenses research and development costs and costs associated with advertising and promotion as incurred. Research and development expense was $110.6 million, $115.1 million and $127.8 million for 2002, 2001 and 2000, respectively. Advertising and promotion expense was $45.7 million, $56.2 million and $68.6 million for 2002, 2001 and 2000, respectively.

Incentive Stock Plans: The Company’s shareholders adopted stock option plans in 1976 and 1984 and performance incentive stock plans in 1989 and 1997. These plans generally provide for awarding restricted shares or granting options to purchase shares of the Company’s common stock. The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its employee stock awards. Accordingly, no compensation cost has been recognized for its stock option grants, as the exercise price of the Company’s employee stock options equals the underlying stock price on the date of grant. These plans are more fully discussed in Note 15 to the consolidated financial statements.

Currency Translation: Exchange adjustments related to international currency transactions and translation adjustments for subsidiaries whose functional currency is the United States dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of operations. Translation adjustments of international subsidiaries for which the local currency is the functional currency are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Deferred taxes are not provided on translation adjustments as the earnings of the subsidiaries are considered to be permanently reinvested.

Environmental Liabilities: The Company recognizes environmental liabilities when a loss is probable and reasonably estimable. Such liabilities are generally not subject to insurance coverage. Engineering and legal specialists within the Company, based on current law and existing technologies, estimate each environmental obligation. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties will be able to fulfill their commitments at the sites where the Company may be jointly and severally liable with such parties (refer to Note 17, “Litigation and Environmental Matters”). The Company regularly evaluates and revises its estimates for environmental obligations based on expenditures against established reserves and the availability of additional information.

Derivative Financial Instruments: The Company is exposed to market risks, such as fluctuations in foreign currency risk and commodity price risk. To manage the volatility relating to these exposures, the Company aggregates its exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, the Company enters into various derivative transactions pursuant to its risk management policies. Designation is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. The Company does not hold or issue derivative financial instruments for trading purposes. The Company’s objectives for holding derivatives are to minimize risks using the most effective and cost-efficient methods available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain items in the prior years financial statements have been reclassified to conform with the presentation used in 2002.

New Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities: In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement addresses financial accounting and reporting for costs associated with an exit activity (including restructuring) or with the disposal of long-lived assets and supercedes Emerging Issues Task Force Issue No. 94-3. Under SFAS No. 146, a liability is recorded for a cost associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS No. 146 requires disclosure of information about exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. SFAS No. 146 does not allow for the restatement of previously issued financial statements and grandfathers the accounting for liabilities previously recorded under Emerging Issues Task Force Issue No. 94-3. The Company has adopted SFAS No. 146 effective January 1, 2003.

Accounting for Extraordinary Items: In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This pronouncement, among other things, requires certain gains and losses on the extinguishment of debt previously treated as extraordinary items to be classified as income or loss from continuing operations. As a result of the 2002 adoption of SFAS No. 145, the Company has reclassified the gain on extinguishment of debt for the year ended December 31, 2001, previously recorded as extraordinary, to a gain from continuing operations of $72.2 million in the consolidated financial statements. The Company did not provide income tax expense on this gain as the Company did not provide a tax benefit on its 2001 operating losses in the United States.

Accounting for Goodwill and Other Intangible Assets: In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The adoption of SFAS No. 142 is discussed in Note 3 to the consolidated financial statements.

Accounting for Certain Sales Incentives: In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-14, “Accounting for Certain Sales Incentives”, which changes the way companies must account for certain sales incentives offered to customers. The Company has adopted EITF 00-14, effective January 1, 2002. The adoption of EITF 00-14 required the reclassification of $8.8 million and $11.8 million of expenditures previously recorded by the Company as selling, general, and administrative expenses to costs of products sold for the years ended December 31, 2001 and 2000, respectively.

3. Asset Impairment

Long-lived assets

During 2002, the Company recorded an impairment charge of $70.2 million to adjust long-lived tangible assets to their estimated fair values in accordance with SFAS No. 144. The charges by reportable segment are follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Powertrain	$49.0
Sealing Systems and System Protection	5.5
Aftermarket	3.9
Other, including Corporate	11.8

Total	$70.2

The total charge of $70.2 million includes $46.7 million to write-down property, plant and equipment at five facilities that the Company is closing. The estimated fair values were determined by discounted cash flows or by independent third party appraisals. An additional charge of $6.6 million relates to the write down of property, plant and equipment at a European camshaft foundry related to a decline in sales volumes at that facility. The estimated fair value of this equipment was determined based upon discounted future cash flows.

In connection with the signing of a new license agreement, the Company impaired the remaining intangible asset of $3.9 million pertaining to the prior agreement. The remaining charge primarily relates to the impairment of assets that the Company intends to divest. The value of these assets was estimated based upon the future cash flows should the Company divest of these assets on an individual, open market basis.

Goodwill and Other Intangible Assets—Adoption of SFAS No. 142

Effective January 1, 2002, the Company adopted SFAS No. 142, resulting in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. The adoption of this standard also required the reclassification of various intangible asset classes according to the measurability of their useful lives. During the second quarter of 2002, the Company, with the assistance of an outside valuation firm, performed impairment tests of its goodwill and indefinite-lived intangible assets required by SFAS No. 142. The Company’s initial impairment test indicated that the carrying value of certain of its operating segments exceeded the corresponding fair values, which were determined by using discounted cash flows and market multiples. The implied fair value of goodwill in these operating segments was then determined through the allocation of the fair value to the underlying assets and liabilities.

To reduce the carrying value of its goodwill and indefinite-lived intangible assets to their estimated fair value as required by SFAS No. 142, the Company recorded a non-cash charge of $1,417.9 million, net of applicable income tax benefit. The majority of this charge relates to the impairment of goodwill associated with the acquisitions of T&N plc. and Cooper Automotive. The tax impact related to the charge was $46.6 million and was limited to the benefit derived from the impairment of certain intangible assets other than goodwill. The charge is presented as a cumulative effect of change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002. The Company completed its required annual impairment analysis as of October 1, 2002 and, based upon this analysis, no additional impairment charge was required.

A summary of the changes in the Company’s goodwill and other intangible assets by business segment pursuant to the provisions of SFAS No. 142 is as follow:

	Goodwill
	Balance at January 1, 2002	Foreign Currency Translation	Impairments	Balance at December 31, 2002
	(Millions of Dollars)
Powertrain	$510.5	$5.6	$(450.5)	$65.6
Sealing Systems and System Protection	586.7	17.4	—	604.1
Friction	338.9	0.4	(339.3)	—
Aftermarket	729.7	9.3	(154.1)	584.9
Other, including Corporate	573.1	(17.0)	(409.7)	146.4

Total	$2,738.9	$15.7	$(1,353.6)	$1,401.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Indefinite-Lived Intangible Assets
	Balance at January 1, 2002	Foreign Currency Translation	Impairments	Balance at December 31, 2002
	(Millions of Dollars)
Powertrain	$3.3	$—	$(3.3)	$—
Sealing Systems and System Protection	5.2	0.7	—	5.9
Friction	42.6	—	(42.6)	—
Aftermarket	139.0	1.5	(1.2)	139.3
Other, including Corporate	81.4	1.4	(63.8)	19.0

Total	$271.5	$3.6	$(110.9)	$164.2

At December 31, 2002 and 2001, goodwill and other intangible assets consist of the following:

	December 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Intangible Assets
Developed technology	$321.4	$(62.0)	$259.4	$289.8	$(44.4)	$245.4
Other	55.1	(34.9)	20.2	74.2	(40.5)	33.7

Total	$376.5	$(96.9)	$279.6	$364.0	$(84.9)	$279.1

Unamortized Intangible Assets
Goodwill			$1,401.0			$2,738.9
Trademarks			164.2			271.5
Intangible Pension Asset			72.0			74.1

Total			$1,637.2			$3,084.5

The Company expects that amortization expense for its amortizable intangible assets for each of the years between 2003 and 2007 will be approximately $14 million.

The following table shows the pro-forma effect of SFAS No. 142 on the Company’s earnings:

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars, Except Per Share Amounts)
Reported Net Loss	$(1,628.9)	$(1,001.5)	$(281.5)
Add-back: Goodwill amortization	—	84.9	93.6
Add-back: Indefinite-lived intangible asset amortization	—	13.0	16.6

Adjusted Net Loss	$(1,628.9)	$(903.6)	$(171.3)

Basic and diluted loss per share:
Reported Net Loss per share	$(19.62)	$(13.27)	$(4.02)
Add-back: Goodwill amortization	—	1.12	1.33
Add-back: Indefinite-lived intangible asset amortization	—	0.17	0.24

Adjusted basic and diluted loss per share	$(19.62)	$(11.98)	$(2.45)

Prior to 2002 the Company evaluated its long-lived assets in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of”. During the third quarter of 2001, the Company determined that the undiscounted cash flows of certain of its operating units were less than the carrying value of the long-lived assets of those operating units. Accordingly, the Company adjusted the carrying value of those assets to their estimated fair value resulting in an impairment charge of $497.3 million. Additionally, in the fourth quarter of 2001, the Company recorded an impairment charge of $37.8 million for an insolvent business unit in the United Kingdom, and $10.0 million for operations located in Argentina as a result of economic conditions in that country. The fair value was determined by anticipated future cash flows discounted at a rate commensurate with the risk

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

involved. The following is a summary of the aggregate 2001 impairment charges by long-lived asset (in millions):

Goodwill	$259.7
Other intangible assets	74.3
Property, plant and equipment	211.1

$545.1

Under SFAS No. 121, the Company recorded a $75.4 million impairment charge in 2000 primarily associated with a write-down of assets to their estimated fair value for the closure of aftermarket branch warehouses and distribution centers, the Company’s Ohio administrative facility, a European research and development center and certain facilities associated with the reorganization of the America’s friction business.

4. Restructuring and Rationalization

Restructuring Charges

During 2002, the Company recognized $43.3 million of restructuring charges, net of reversals of $20.5 million, related to severance and exit costs. These costs primarily include costs related to the continuing consolidation of operations to maximize production efficiencies and achieve economies of scale. Total employee reductions are expected to be 2,700 of which approximately 2,000 have been terminated as of December 31, 2002. Cash payments against restructuring reserves during 2002 were $53.1 million. The impact of foreign currency exchange and other charges against the reserves amounted to $19.5 million in 2002.

During 2001, the Company recognized $38.0 million of restructuring charges related to severance and exit costs. Severance costs of $36.0 million primarily included the planned consolidation of the European friction business and the January 2001 salaried employee reductions in North America and Europe. Total employee reductions related to 2001 activities were approximately 1,000. Exit costs of $2.0 million are primarily comprised of planned consolidation of the European friction business.

In 2000, the Company recognized $135.7 million of restructuring charges related to severance and exit costs. Employee severance costs of $105.8 million and exit costs of $29.9 million resulted from the planned closure of certain North American aftermarket branch warehouses and distribution centers; consolidation of the Company’s heavy-wall bearings business; the closure of certain Australian and Taiwanese sales, administrative and distribution facilities; the consolidation of certain administrative and human resource functions in Europe; reorganization of the America’s friction business; closure of one of the Company’s European R&D centers, consolidation of an administrative facility at the Company’s Ohio ignition facility and various other programs in North America, South America and Europe. As part of the 2000 restructuring plan approximately 1,400 employees were terminated and 30 facilities were closed or consolidated.

The following is a summary of restructuring and rationalization charges and related activity for 2002, 2001 and 2000:

	Restructuring		Rationalization
	Severance	Exit	Severance	Exit	Total
	(Millions of Dollars)
Balance of reserves at January 1, 2000	$13.8	$1.9	$15.2	$15.1	$46.0
2000 provision	105.8	29.9	—	—	135.7
Payments and charges against reserves	(55.4)	(6.1)	(12.2)	(0.1)	(73.8)

Balance of reserves at December 31, 2000	64.2	25.7	3.0	15.0	107.9
2001 provision	36.0	2.0	—	—	38.0
Payments and charges against reserves	(51.6)	(8.0)	—	(5.2)	(64.8)

Balance of reserves at December 31, 2001	48.6	19.7	3.0	9.8	81.1
2002 provision, net of reversals of $20.5 million	42.9	0.4	—	—	43.3
Payments and charges against reserves	(23.1)	(4.7)	(0.3)	(5.5)	(33.6)

Balance of reserves at December 31, 2002	$68.4	$15.4	$2.7	$4.3	$90.8

5. Acquisition and Divestitures

During 2002, the Company completed the following divestitures of non-core businesses:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

•	In March 2002, the Company completed the divestiture of its Signal-Stat Lighting Products business (“Signal-Stat”) to Truck-Lite Co., Inc. Signal-Stat produces exterior lighting and power distribution products primarily for the heavy duty and commercial vehicle markets.

•	In July 2002, the Company completed the divestiture of its automotive camshaft manufacturing plant in Jackson, Michigan, to Camshaft Machine Company via a management buyout. The Company also entered into a three-year supply agreement with Camshaft Machine Company, under which Federal-Mogul will continue to distribute aftermarket camshafts produced at the Jackson facility through its extensive distribution network.

•	In November 2002, the Company completed the divestiture of Federal-Mogul Camshafts de Mexico S. de R.L. de C.V. (“Camshafts de Mexico”), to Linamar Corporation. Camshafts de Mexico manufactures camshafts for the North American original equipment market.

Collectively these businesses employed approximately 975 employees and had 2002, 2001 and 2000 net sales of $22.8 million, $65.6 million and $85.8 million, respectively. The Company received aggregate proceeds of $34.6 million for these divestitures and recognized an aggregate pre-tax gain of $1.1 million, which is included in “other (income) expense, net” in the accompanying consolidated statements of operations.

In addition to the 2002 divestitures, the Company also announced its intent to sell certain United States camshaft operations and practically all of its original equipment lighting operations. At December 31, 2002, the intent to sell these assets does not meet the plan of sale criteria in SFAS No. 144. Therefore, the Company has continued to depreciate these assets and the assets continue to be valued in accordance with SFAS No. 144 as assets to be “held and used”.

In August 2001, the Company acquired 85% of WSK Gorzyce, S.A., a leading Polish producer of pistons and other automotive components. WSK employs 2,500 employees at its manufacturing location in Gorzyce, Poland with annual sales of approximately $50 million.

During 2001, the Company completed the following divestitures of non-core businesses:

•	In April 2001, the divestiture of its torque converter business (“TCI”) to Competition Cams, Inc. TCI remanufactures torque converters for high-performance automotive aftermarket applications.

•	In May 2001, the divestiture of its Champion aviation ignition products division (“Aviation”) to TransDigm Inc. Aviation provides products for major commercial, military and general aircraft applications.

•	In July 2001, the divestiture of its industrial heavy wall bearing operation in McConnelsville, Ohio, to Miba-Bearings – US, LLC, a subsidiary of Miba AG.

•	In August 2001, the divestiture of its subsidiary Federal-Mogul RPB Ltd. (“RPB”) to Waukesha Bearings Corporation, a subsidiary of Dover Corporation. RPB manufactures industrial rotating plant bearings and magnetic bearings.

•	In August 2001, the divestiture of the aftermarket operations of Blazer Lighting Products (“Blazer”) to Clean-Rite Products LLC, an automotive aftermarket supplier. Blazer manufactures exterior vehicle lighting products.

•	In August 2001, the divestiture of its Pontotoc, Mississippi, operation to Union Spring and Manufacturing Corp. The operation continues to supply coil springs and metal stampings to the Company for sale to automotive aftermarket customers under a long-term supply agreement.

•	In August 2001, the Company restructured its equity positions in several large industrial bearing manufacturing joint ventures with its partner, Daido Metal Company Ltd. of Japan. The restructuring transactions included the transfer of controlling interest in manufacturing facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

•	In September 2001, the divestiture of its Tri-Way machine tool business in Windsor, Ontario, under terms of a management buyout.

Collectively these businesses employed approximately 1,370 employees and had 2001 and 2000 combined net sales of $97.9 million and $216.0 million, respectively. The Company received aggregate proceeds of $242.8 million and recognized an aggregate pre-tax loss of $36.3 million on these divestitures. Such losses are included in “other (income) expense, net” in the accompanying consolidated statements of operations.

During 2000, the Company sold its OCS filter business, its minority interest in a German OE operation, its Greek aftermarket operation, one of its US sintered products operations and its India sintered products operation. These businesses employed approximately 675 people. The total proceeds were $66.6 million. The Company did not record a significant gain or loss on these transactions, individually or in the aggregate.

6. Financial Instruments

Foreign Currency Risk

Certain forecasted and recorded transactions and assets and liabilities are exposed to foreign currency risk. The Company monitors its foreign currency exposures daily to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro, British pound, Japanese yen and Canadian dollar. Options used to mitigate foreign currency risk associated with a portion of forecasted transactions, for up to twelve months in the future, are designated as cash flow hedging instruments. Options and forwards used to hedge certain booked transactions and assets and liabilities are not designated as hedging instruments under SFAS 133 as they are natural hedges. The effect of changes in the fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during 2002 and 2001. At December 31, 2002, the Company had two contracts outstanding with a combined notional value of $9.7 million. The Company did not have any outstanding foreign currency contracts as of December 31, 2001.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts used to mitigate commodity price risk associated with raw materials, for up to eighteen months in the future, are designated as cash flow hedging instruments. These instruments are intended to offset the effect of changes in raw materials prices on forecasted purchases. At December 31, 2002, the Company had two contracts outstanding with a combined notional value of $2.9 million. The Company did not have any outstanding commodity hedges as of December 31, 2001.

Other

For options designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material effect on operations for 2002 or 2001. No fair value hedges or cash flow hedges were re-designated or discontinued during 2002 or 2001.

Derivative gains and losses included in Other Comprehensive Income are reclassified into operations at the time forecasted transactions are recognized. Such amounts were not material in 2002 or 2001.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global automotive manufacturer and a large number of distributors and installers of automotive aftermarket parts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company’s credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions help to mitigate credit risk concentration. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

Fair Value of Financial Instruments

At December 31, 2002 and 2001, the carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable, accounts payable, and borrowings under the DIP credit facility approximate their fair values. The fair value of financial instruments included in liabilities subject to compromise are highly uncertain as a result of the Restructuring Proceedings.

7. Inventory

Cost determined by the last-in, first-out (LIFO) method was used for 53% of the inventory at both December 31, 2002 and 2001. If inventories had been valued at current cost, amounts reported would have been increased by $54.7 million and $56.1 million as of December 31, 2002 and 2001, respectively. The carrying value of inventories has also been reduced for excess and obsolete inventories based on management’s review of on-hand inventories compared to estimated future sales and usage.

Inventory quantity reductions resulting in liquidations of certain LIFO inventory layers increased net loss by $2.6 million ($0.03 per diluted share) and $4.1 million ($0.05 per diluted share) in 2002 and 2001, respectively, and decreased net loss by $2.2 million ($0.03 per diluted share) in 2000.

Inventories consisted of the following:

	December 31
	2002	2001
	(Millions of Dollars)
Raw materials	$172.5	$144.1
Work-in-process	130.3	116.4
Finished products	552.8	511.2

	855.6	771.7
Valuation reserve	(55.5)	(49.8)

	$800.1	$721.9

8. Property, Plant and Equipment

Depreciation expense for the years ended December 31, 2002, 2001 and 2000, was $253.5 million, $248.5 million and $248.4 million, respectively.

Property, plant and equipment consisted of the following:

	Estimated	December 31
	Useful Life	2002	2001
		(Millions of Dollars)
Land	—	$112.8	$115.8
Buildings and building improvements	24-40 years	483.0	492.3
Machinery and equipment	3-12 years	2,688.8	2,325.4

		3,284.6	2,933.5
Accumulated depreciation		(1,011.6)	(769.8)

		$2,273.0	$2,163.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows (in millions):

2003	$34.2
2004	29.4
2005	26.1
2006	17.7
2007	12.0
Thereafter	10.5

Total	$129.9

Total rental expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was $47.6 million, $48.2 million and $54.0 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

9. Debt

Long-term debt consisted of the following:

	December 31
	2002	2001
	(Millions of Dollars)
DIP Credit Facility	$314.7	$250.0
Other	45.7	41.6

	360.4	291.6
Less current maturities included in short-term debt	346.1	24.9

Total long-term debt	$14.3	$266.7

Due to the Restructuring Proceedings (see Note 1), pre-petition long-term debt of the Debtors has been reclassified to the caption “Liabilities subject to compromise” in the consolidated balance sheets. The following is the long-term debt included in liabilities subject to compromise:

	December 31
	2002	2001
Senior Credit Agreements:	(Millions of Dollars)
Term loans	$788.5	$788.5
Multi-currency revolving credit facility	1,116.8	1,113.4
Notes due 2004—7.5%, issued in 1998	239.8	239.8
Notes due 2006—7.75%, issued in 1998	391.9	391.9
Notes due 2006—7.375%, issued in 1999	394.0	394.0
Notes due 2009—7.5%, issued in 1999	562.2	562.2
Notes due 2010—7.875%, issued in 1998	340.4	340.4
Medium-term notes—due between 2002 and 2005, average rate of 8.8%, issued in 1994 and 1995.	84.0	84.0
Senior notes—due in 2007, rate of 8.8%, issued in 1997	103.3	103.3
Other	2.6	3.4

	4,023.5	4,020.9
Less: debt issuance fees	(40.8)	(49.5)

Total debt included in liabilities subject to compromise	$3,982.7	$3,971.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In connection with the Restructuring Proceedings, the Company entered into a $675 million DIP credit facility to supplement liquidity and fund operations during the restructuring proceedings. The DIP credit facility expires in October 2003 and bears interest at either the alternate base rate (“ABR”) plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate plus 3.5 percentage points. The ABR is the greatest of either the bank’s prime rate or the base certificate of deposit rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $675 million commitment is reduced by a portion of the proceeds received from an asset sale or business divestiture. The Company intends on renegotiating its DIP credit facility prior to its expiration, if necessary. The total commitment and amounts outstanding on the DIP credit facility are as follows:

	December 31
	2002	2001
Commitment:	(Millions of Dollars)
Original commitment	$675.0	$675.0
Mandatory commitment reductions	(27.0)	—

Current commitment	$648.0	$675.0

Outstanding:
Current borrowings	$314.7	$250.0
Letters of credit	14.0	—

Total outstanding	328.7	250.0
Available to borrow	200.3	285.0

Total borrowing base	$529.0	$535.0

The Company provided collateral in the form of a pledge of its domestic inventories, domestic accounts receivable, domestic plant, and its equipment and real property to the DIP lenders. The borrowing base available to the Company is calculated weekly based upon the value of this underlying collateral. As a result, the borrowing base available to the Company at any point in time may be less than the total commitment on the DIP facility. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest.

The DIP credit facility contains restrictive covenants. The more significant requirements of these covenants include the maintenance of certain consolidated and domestic earnings before interest, taxes, depreciation and amortization; and limitations on: capital expenditures; early retirement of debt; additional borrowings; payment of dividends; and the sale of assets or businesses. The DIP credit facility is specified for borrowings in the United States. Investments in non-debtor international subsidiaries are limited by the DIP credit facility.

In accordance with SOP 90-7, the Company ceased recording interest expense on its outstanding Notes, Medium-term notes, and Senior notes effective October 1, 2001. The Company’s contractual interest not accrued or paid in 2002 and 2001 was $164.4 million and $41.6 million, respectively. The Company continues to accrue and pay the contractual interest on the Senior Credit Agreement in the month incurred, totaling $81.8 million and $28.2 million in 2002 and 2001, respectively.

Additionally, the Company has agreed to pay, with the approval of the Bankruptcy Court, adequate protection payments approximating $2.6 million per quarter to the holders of the Company’s bonds. The amount is paid quarterly in equal installments during the time in which the plan of reorganization is being developed. Amounts paid under this arrangement will be credited against any final settlement when the plan of reorganization is approved.

At December 31, 2002 and 2001, the Company had $89.4 million and $80.5 million, respectively, of letters of credit outstanding under its DIP and pre-petition credit facilities. To the extent letters of credit associated with the DIP credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

During 2001, the Company completed a series of debt to equity exchanges of its public bonds. As a result of these exchanges, the Company issued 9.6 million shares in aggregate of its common stock to the holders of $89.5 million face value of various notes. These exchanges resulted in a gain of $72.2 million. The Company did not provide tax expense on this gain as the Company did not provide a tax benefit on its 2001 operating losses in the U.S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In December 2000, the Company executed its fourth amended and restated credit agreement. In addition to the pledge of capital stock described below, the Company provided collateral in the form of a pledge of its domestic inventories, domestic accounts receivable not otherwise sold under securitizations, domestic plant, equipment and real property, and its domestic intellectual property.

The Company has pledged 100% of the capital stock of certain U.S. subsidiaries, 65% of capital stock of certain foreign subsidiaries and certain intercompany loans to secure the Senior Credit Agreements of the Company. Certain of such pledges also extend to the Notes, Medium-Term Notes and Senior Notes. In addition, certain subsidiaries of the Company have guaranteed the senior debt (refer to Note 21, “Consolidating Condensed Financial Information of Guarantor Subsidiaries”).

The weighted average interest rate for the Company’s short-term debt was approximately 4.9% and 6.0% as of December 31, 2002 and 2001, respectively. Interest paid in 2002, 2001 and 2000 was $127.9 million, $328.0 million and $273.9 million, respectively.

10. Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible        Subordinated Debentures of the Company

In December 1997, the Company’s wholly-owned financing trust (“Affiliate”) completed a $575 million private issue of 11.5 million shares of 7.0% Trust Convertible Preferred Securities (“TCP Securities”) with a liquidation value of $50 per convertible security. The net proceeds from the TCP Securities were used to purchase an equal amount of 7.0% Convertible Junior Subordinate Debentures (“Debentures”) of the Company. The TCP Securities represent an undivided interest in the Affiliate’s assets, with a liquidation preference of $50 per security.

The shares of the TCP Securities are convertible, at the option of the holder, into the Company’s common stock at an equivalent conversion price of $51.50 per share, subject to adjustment in certain events. The TCP Securities and the Debentures became redeemable, at the option of the Company, on or after December 6, 2000 at a redemption price, expressed as a percentage of principal, which is added to accrued and unpaid interest. The redemption price range is from 104.2% on December 6, 2000 to 100.0% after December 1, 2007. All outstanding TCP Securities and Debentures are required to be redeemed by December 1, 2027. In 2002, the holders of the TCP Securities redeemed 4,903,390 shares into 4,760,701 shares of common stock. The effect was an increase to common stock of $23.7 million and an increase to paid in capital of $215.9 million.

Distributions on the TCP Securities are cumulative and are due quarterly in arrears at an annual rate of 7.0%. As a result of the Restructuring Proceedings, the Company is in default to its affiliate holder of its convertible junior subordinated debentures and is no longer accruing expense or making interest payments on the debentures. As a result, the affiliate no longer has the funds available to pay distributions on the Company Mandatorily Redeemable Preferred Securities and stopped paying such distributions in October 2001. The affiliate is in default on the Company Mandatorily Redeemable Preferred Securities. The Company is a guarantor of its subsidiaries debentures, and has classified these debentures as liabilities subject to compromise in the December 31, 2002 and 2001 consolidated balance sheets.

11. Comprehensive Income

The Company displays comprehensive income in the consolidated statements of shareholders’ equity. At December 31, 2002 and 2001, accumulated other comprehensive loss consisted of $367.8 million and $627.0 million of foreign currency translation, respectively; $816.8 million and $124.0 million of other comprehensive loss due to pensions, net of tax, respectively; and $0.9 million of other comprehensive income in 2002 and 2001.

12. Capital Stock and Preferred Share Purchase Rights

The Company’s articles of incorporation authorize the issuance of 260,000,000 shares of common stock, of which 87,131,298 shares, 82,369,934 shares and 70,619,319 shares were outstanding at December 31, 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Series C ESOP Convertible Preferred Stock Shares (the “Preferred Shares”) of stock were used to fund a portion of the Company’s matching contributions within the Salaried Employees’ Investment Program. The Preferred Shares are convertible into shares of the Company’s common stock at a rate of two shares of common stock for each share of preferred stock. The Preferred Shares have a guaranteed price of $63.75/share. There were 439,937 Preferred Shares outstanding at both December 31, 2002 and 2001, and 597,691 Preferred Shares outstanding at December 31, 2000. The Preferred Shares paid dividends at a rate of 7.5% until 2001. As a result of the Restructuring Proceedings, the payment of dividends was discontinued. The Company repurchased and retired 157,751 and 101,010 Preferred Shares valued at $10.1 million and $6.5 million during 2001 and 2000, respectively. Due to the Restructuring Proceedings, no Preferred Shares were retired in 2002. All of the repurchases represent plan distributions or fund transfers for participants in the plan.

The charge to operations for the cost of the ESOP was $5.8 million in 2000. No charge was made in 2001 or 2002. The Company made cash contributions to the plan of $8.3 million in 2000, including preferred stock dividends of $3.1 million. No cash contributions were made to the plan in 2001 or 2002. ESOP shares are released as principal and interest on the debt is paid. The ESOP Trust used the preferred dividends not allocated to employees to make principal and interest payments on the debt which was repaid in 2000. Compensation expense is measured based on the fair value of shares committed to be released to employees. Dividends on ESOP shares are treated as a reduction of shareholders’ equity in the period declared. The number of allocated shares held by the ESOP was 439,937 at both December 31, 2002 and 2001, and 597,691 at December 31, 2000. There were no committed-to-be-released or suspense shares at December 31, 2002, 2001 and 2000. Any repurchase of the ESOP shares is strictly at the option of the Company.

The Company’s common stock is subject to a Rights Agreement under which each share has attached to it a Right to purchase one one-thousandth of a share of a new series of preferred stock, at a price of $250 per Right. In the event an entity acquires or attempts to acquire 10% (20% in the case of an institutional investor) or more of the then outstanding shares, each Right would entitle the holder to purchase a number of shares of common stock pursuant to a formula contained in the Agreement. These Rights will expire on April 30, 2009, but may be redeemed by the Company at a price of $.01 per Right at any time prior to a public announcement that the above event has occurred. The Board may amend the Rights at any time without shareholder approval.

On April 24, 2002, the Company’s common stock was delisted from the New York Stock Exchange and began trading on the NASD over-the-counter bulletin board market under the ticker symbol “FDMLQ.OB”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

13. Income Taxes

Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of loss before income taxes and cumulative effect of change in accounting principle consisted of the following:

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Domestic	$(32.4)	$(275.3)	$(125.6)
International	(87.8)	(506.7)	(136.7)

Total	(120.2)	(782.0)	(262.3)

Significant components of the provision for income taxes are as follows:

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Current:
Federal	$—	$(14.6)	$—
State and local	1.0	6.6	8.5
International	70.3	41.4	14.9

Total current	71.3	33.4	23.4
Deferred:
Federal	27.4	148.5	19.6
State and local	—	1.8	(1.1)
International	(7.9)	35.8	(22.7)

Total deferred	19.5	186.1	(4.2)

	$90.8	$219.5	$19.2

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense is:

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Income taxes at United States statutory rate	$(42.1)	$(273.7)	$(91.8)
Tax effect from:
State income taxes	1.0	5.5	7.4
Foreign tax rate changes	—	—	(18.7)
Foreign operations	19.2	45.6	29.3
Goodwill amortization	—	25.7	28.6
Goodwill impairment	—	82.6	—
Divestitures	1.1	60.1	—
Valuation allowance	111.6	276.9	63.5
Tax credits and other	—	(3.2)	0.9

	$90.8	$219.5	$19.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table summarizes the Company’s total provision for income taxes/(tax benefit) by component:

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Income tax expense	$90.8	$219.5	$19.2
Cumulative effect of change in accounting principle	(46.6)	—	—
Adjustments to goodwill for purchased tax benefits	(23.9)	—	—
Allocated to equity:
Foreign currency translation	—	2.7	(12.9)
Preferred dividends	—	—	(1.0)
TCP securities conversion and other	82.3	36.8	0.5
Pension	(216.3)	(43.2)	(4.7)
Valuation allowance	134.0	0.3	—

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2002	2001
	(Millions of Dollars)
Deferred tax assets
Asbestos liability	$504.5	$468.2
Tax credits	131.9	144.7
Postemployment benefits, including pensions	335.1	167.9
Net operating loss carryforwards	291.7	261.2
Other temporary differences	193.6	255.2

Total deferred tax assets	1,456.8	1,297.2
Valuation allowance for deferred tax assets	(701.6)	(496.8)

Net deferred tax assets	755.2	800.4
Deferred tax liabilities
Fixed assets	(276.9)	(273.1)
Intangible assets	(144.4)	(174.7)
Asbestos insurance	(250.2)	(250.0)
Deferred gains	(127.5)	(116.0)
Pensions	—	(54.0)

Total deferred tax liabilities	(799.0)	(867.8)

	$(43.8)	$(67.4)

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	December 31
	2002	2001
	(Millions of Dollars)
Assets:
Deferred taxes	$35.4	$55.4
Other noncurrent assets	11.4	3.7
Liabilities:
Other accrued liabilities	(38.2)	(30.0)
Long-term portion of deferred income taxes	(52.4)	(96.5)

	$(43.8)	$(67.4)

Income taxes paid, net of any refunds, in 2002, 2001, and 2000 were $19.8 million, $32.5 million and $46.0 million, respectively.

The 2002 provision includes the estimated U.S. federal income tax effects of retained earnings of subsidiaries expected to be distributed to the Company. No provision was made with respect to $494.3 million of undistributed earnings at December 31, 2002, since these earnings are considered by the Company to be permanently reinvested. Upon distribution of these earnings, the Company may be subject to United States income taxes and foreign

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

withholding taxes. Determining the unrecognized deferred tax liability on the distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

At December 31, 2002, the Company had a deferred tax asset of $291.7 million for net operating loss carryforwards, including a deferred tax asset of $32.0 million in the United States, that expires in various amounts from 2020-2021 with a full valuation allowance; a deferred tax asset of $168.7 million in the United Kingdom with no expiration date; and a deferred tax asset of $91.0 million for additional foreign net operating loss carryforwards with a valuation allowance of $54.4 million and various expiration dates. Included in the previous amounts are deferred tax assets of $45.4 million for net operating loss carryforwards acquired with the purchases of T&N, Cooper Automotive and Fel-Pro. A valuation allowance was recorded on $20.8 million of these purchased deferred tax assets and, to the extent such benefits are ever realized, such benefits will be recorded as a reduction of goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	December 31
	2002	2001	2000
	(In Millions, Expect Per Share Amounts)
Numerator:
Net loss	$(1,628.9)	$(1,001.5)	$(281.5)
Cumulative effect of change in accounting principle, net of applicable income tax benefit	1,417.9	—	—

Loss before cumulative effect of change in accounting principle	(211.0)	(1,001.5)	(281.5)
Series C preferred dividend	—	(1.9)	(2.0)

Numerator for basic and diluted loss per share—loss available for common shareholders before cumulative effect of change in accounting principle	$(211.0)	$(1,003.4)	$(283.5)
Numerator for basic and diluted loss per share—loss available for common shareholders after cumulative effect of change in accounting principle	$(1,628.9)	$(1,003.4)	$(283.5)
Denominator:
Denominator for basic loss per share—weighted average shares	83.0	75.6	70.5
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(2.54)	$(13.27)	$(4.02)

Basic and diluted loss per share after cumulative effect of change in accounting principle	$(19.62)	$(13.27)	$(4.02)

The effect of the assumed conversion of the Preferred Stock was not considered in 2002, 2001, or 2000 as its effect was anti-dilutive to the loss per share.

For additional disclosures regarding the Series C preferred stock, the employee stock options and non-vested stock shares, refer to Note 12, “Capital Stock and Preferred Share Purchase Rights”, and Note 15, “Incentive Stock Plans”.

15. Incentive Stock Plans

The Company’s shareholders adopted stock option plans in 1976 and 1984 and performance incentive stock plans in 1989 and 1997. These plans generally provide for awarding restricted shares or granting options to purchase shares of the Company’s common stock. Restricted shares entitle employees to all the rights of common stock shareholders, subject to certain transfer restrictions and to forfeiture in the event that the conditions for their vesting are not met. Options entitle employees to purchase shares at an exercise price not less than 100% of the fair market value on the grant date and expire after a five- or ten-year period as determined by the Board of Directors.

Under the plans, awards vest from six months to five years after their date of grant, as determined by the Board of Directors at the time of grant. At December 31, 2002, there were 2,188,246 shares available for future grants under the plans.

The total compensation cost that has been charged to operations for vesting of restricted stock awards was $0.3 million, $0.4 million and $0.8 million in 2002, 2001 and 2000, respectively.

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its employee stock awards. Accordingly, no compensation cost has been recognized for its stock option grants, as the exercise price of the Company’s employee stock options equals the underlying stock price on the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 “Accounting for Stock Based Compensation”, the Company’s net loss, in millions, and loss per share would have been adjusted to the pro forma amounts indicated below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	2002	2001	2000
	(Millions of Dollars, Except Per Share Amounts)
Net loss as reported	$(1,628.9)	$(1,001.5)	$(281.5)
Pro forma	$(1,634.0)	$(1,014.8)	$(296.4)
Basic and diluted loss per share as reported	$(19.62)	$(13.27)	$(4.02)
Pro forma	$(19.68)	$(13.44)	$(4.24)

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 as if the Company had accounted for its employee stock options under the fair value method. The fair value for options is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000, respectively: risk-free interest rates of 5.5% and 5.0%; dividend yields of 0% and 0.03%; volatility factors of the expected market price of the Company’s common stock of 113.0% and 75.2% and a weighted-average expected life of the option of five years. The fair value of nonvested stock awards is equal to the market price of the stock on the date of the grant.

The weighted-average fair value and the total number (in millions) of options granted was $2.71 and $7.13, and 0.3 and 0.3, for 2001 and 2000, respectively. There were no options granted during 2002. The weighted-average fair value and total number (in millions) of nonvested stock awards granted was $11.56 and 0.1 for 2000. All options and stock awards that are not vested at December 31, 2002 vest solely on employees rendering additional service.

The following table summarizes the activity relating to the Company’s incentive stock plans:

	Number of Shares	Weighted- Average Price
	(In Millions)
Outstanding at January 1, 2000	5.1	$37.14
Options/stock granted	0.4	10.58
Options/stock lapsed or canceled	(1.2)	33.47

Outstanding at December 31, 2000	4.3	$35.61
Options granted	0.3	3.18
Options/stock lapsed or canceled	(0.2)	22.33

Outstanding at December 31, 2001	4.4	$35.61
Options granted	—	—
Options/stock lapsed or canceled	(1.2)	38.29

Outstanding at December 31, 2002	3.2	$31.99

Options exercisable at December 31, 2002	1.9	$32.53

Options exercisable at December 31, 2001	2.4	$36.02

Options exercisable at December 31, 2000	1.5	$37.55

The following is a summary of the range of exercise prices for stock options that are outstanding and the amount of nonvested stock awards at December 31, 2002:

			Weighted-Average
Range	Outstanding Awards	Options Exercisable	Price	Remaining Life
	(In Millions)
Options:
$0.65-$14.56	0.6	0.3	$5.35	3.6 years
$14.57-$26.50	1.1	0.4	$20.94	1.3 years
$26.51-$47.25	1.0	0.9	$46.38	0.9 years
$47.26-$70.69	0.5	0.3	$58.62	1.0 years

Total	3.2	1.9

16. Postemployment Benefits

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. The Company funds the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Pension Benefits based on the funding requirements of federal and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to the employees.

Components of net periodic benefit cost for the year ended December 31:

	United States Plans						International Plans
	Pension Benefits			Other Benefits			Pension Benefits
	2002	2001	2000	2002	2001	2000	2002	2001	2000
	(Millions of Dollars)
Service cost	$22.8	$24.9	$29.7	$2.7	$2.7	$3.1	$23.8	$21.3	$21.9
Interest cost	58.6	56.8	54.7	34.3	34.7	33.3	119.2	116.9	116.9
Expected return on plan assets	(65.5)	(75.9)	(85.4)	—	—	—	(131.9)	(151.8)	(166.6)
Net amortization and deferral	19.3	2.6	(6.1)	(0.3)	0.1	(1.1)	28.0	5.7	(2.6)
Settlement and curtailment loss (gain)	—	1.5	0.6	—	—	—	—	—	(0.4)

Net periodic cost (benefit)	$35.2	$9.9	$(6.5)	$36.7	$37.5	$35.3	$39.1	$(7.9)	$(30.8)

Change in benefit obligation:
	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2002	2001	2002	2001	2002	2001
	(Millions of Dollars)
Benefit obligation at beginning of year	$818.8	$744.7	$476.8	$454.4	$1,834.6	$1,865.5
Service cost	22.8	24.9	2.7	2.7	23.8	21.3
Interest cost	58.6	56.8	34.3	34.7	119.2	116.9
Employee contributions	—	—	—	—	6.4	6.2
Benefits paid	(60.0)	(63.4)	(43.0)	(38.2)	(125.3)	(109.1)
Plan amendments	2.7	38.9	(8.8)	—	—	—
Actuarial (gains) and losses and changes in actuarial assumptions	48.3	19.2	80.9	23.2	(23.8)	(12.1)
Settlements and curtailments	—	(2.3)	—	—	—	—
Currency translation adjustment	—	—	—	—	208.3	(54.1)

Benefit obligation at end of year	$891.2	$818.8	$542.9	$476.8	$2,043.2	$1,834.6

Change in plan assets:
	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2002	2001	2002	2001	2002	2001
	(Millions of Dollars)
Fair value of plan assets at beginning of year	$686.1	$852.5	$—	$—	$1,639.5	$2,084.0
Actual return on plan assets	(83.3)	(104.4)	—	—	(120.2)	(306.0)
Company contributions	26.8	1.8	—	—	8.4	19.1
Benefits paid	(60.0)	(63.4)	—	—	(115.2)	(100.9)
Settlements and curtailments	—	(0.4)	—	—	—	—
Currency translation adjustment	—	—	—	—	173.3	(56.7)

Fair value of plan assets at end of year	$569.6	$686.1	$—	$—	$1,585.8	$1,639.5

Funded status of the plan	$(321.6)	$(132.7)	$(542.9)	$(476.8)	$(457.4)	$(195.1)
Unrecognized net actuarial loss	305.6	119.4	115.5	35.1	564.8	328.6
Unrecognized prior service cost	72.7	78.4	(5.0)	(1.3)	—	—

Prepaid (accrued) benefit cost	$56.7	$65.1	$(432.4)	$(443.0)	$107.4	$133.5

Weighted-average assumptions as of December 31:

	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2002	2001	2002	2001	2002	2001
Discount rate	6.75%	7.5%	6.75%	7.5%	5.6%	6.0%
Expected return on plan assets	9.0%	10.0%	—	—	7.0%	7.5%
Rate of compensation increase	3.0%	3.0%	—	—	2.5–3.4%	2.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	United States Plans		International Plans
	2002	2001	2002	2001
	(Millions of Dollars)
Projected benefit obligation	$891.2	$818.8	$2,043.2	$230.8
Accumulated benefit obligation	876.7	800.9	1,999.1	222.1
Fair value of plan assets	569.6	686.1	1,585.8	66.1

Amounts recognized in the balance sheet at December 31 consist of:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
	(Millions of Dollars)
Prepaid (accrued) benefit cost	$164.3	$198.6	$(432.4)	$(443.0)
Additional minimum liability	(899.5)	(205.9)	—	—
Intangible assets	72.0	74.1	—	—
Accumulated other comprehensive loss	816.8	124.0	—	—

Net amount recognized	$153.6	$190.8	$(432.4)	$(443.0)

The assumption for expected return on plan assets reflects the Company’s expectation of the long-term average rate of return on pension funds invested to provide for the benefits included in the projected benefit obligation. In making this assumption, the Company reviews the outlook for inflation, fixed income returns and equity returns, taking into consideration the Company’s pension plans’ historical returns, asset allocation and investment strategy, as well as the views of investment managers and other large pension plan sponsors.

At December 31, 2002, the assumed annual health care cost trend used in measuring the accumulated postretirement benefit obligation (“APBO”) for the Company’s other Benefits approximated 9.0%, decreasing to 8.5% in 2003 and decreasing to an ultimate annual rate of 5.5% estimated to be achieved in 2009. Increasing the assumed cost trend rate by 1% each year would have increased the APBO by 9.7% and 9.6% at December 31, 2002 and 2001, respectively. Aggregate service and interest costs would have increased by approximately 9.0%, 10.2% and 10.2% for 2002, 2001 and 2000, respectively. Decreasing the assumed cost trend rate by 1% each year would have decreased the APBO by 8.3% and 8.2% at December 31, 2002 and 2001, respectively. Aggregate service and interest costs would have decreased by approximately 7.8%, 8.5% and 9.4% for 2002, 2001 and 2000, respectively.

The Company also maintains a defined-contribution savings plan that is qualified under Section 401(k) of the Internal Revenue Code. Prior to October 1, 2001, the Company generally matched 50% of an employee’s first 8% of before tax contributions. Where permitted, subsequent to October 1, 2001, the Company suspended its matching contribution in connection with the Restructuring Proceedings. The total expense attributable to the Company’s defined-contribution savings plan was $4.9 million, $11.2 million, and $10.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

17. Litigation and Environmental Matters

T&N Companies Asbestos Litigation

Background

The Company’s U.K. subsidiary, T&N Ltd., and two U.S. subsidiaries (the “T&N Companies”) are among many defendants named in numerous court actions in the U.S. alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. As a result of the Restructuring Proceedings, the Company now includes as a pending claim open served claims, settled but not documented claims and settled but not paid claims. As of the Petition Date, T&N Ltd. was a defendant in approximately 115,000 pending personal injury claims. The two United

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

States subsidiaries were defendants in approximately 199,000 pending personal injury claims. Notice of complaints continue to be received Post-petition and are in violation of the Automatic Stay.

Recorded Liability

In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.3 billion at December 31, 2002) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings (see Note 1), all pending asbestos-related litigation against the Company in the United States and the U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors committee consisting in large part of representatives of asbestos claimants has been appointed. The Bankruptcy Court has set a bar date of March 3, 2003 for the filing of all asbestos-related property damage claims. As part of the Restructuring Proceedings, it will be determined which asbestos claims should be allowed, or compensated, and the aggregate value of such claims. The Company’s obligations with respect to present and future claims could be determined through litigation in Bankruptcy Court, the High Court, and/or through negotiations with each of the official committees appointed; that determination may provide the basis for a plan of reorganization or scheme of arrangement.

The Company previously entered into $225 million of surety on behalf of the T&N Companies to meet certain collateral requirements for asbestos indemnity obligations associated with their prior membership in the Center for Claims Resolution (“CCR”). As a result of the filing, the Company has sought declaratory and injunctive relief in an adversary proceeding filed in the Bankruptcy Court, in order to enjoin any post-petition payments to asbestos claimants by the CCR and any post-petition draw by the CCR on $225 million in face amount of the surety bonds. CCR now seeks to draw on the surety bonds to fund past and future payments although the basis of such draw, its validity under the pre-petition bond terms, and whether such draw may be utilized to pay obligations of other CCR members are all disputed.

Except for exchange rates, the Company has not adjusted its estimate of the asbestos liability since September 30, 2001. This liability is included in the consolidated balance sheet under the caption “Liabilities subject to compromise” at December 31, 2002 for the Company’s U.S. and U.K. subsidiaries.

While the Company believes that the liability recorded was appropriate for anticipated losses arising from asbestos-related claims against the T&N Companies through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the Restructuring Proceedings; the number of future claims that will be included in a plan of reorganization; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; and the impact that historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding.

No assurance can be given that the T&N Companies will not be subject to material additional liabilities and significant additional litigation relating to asbestos matters through 2012 or thereafter. In the event that such

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

liabilities exceed the amounts recorded by the Company or the remaining insurance coverage, the Company’s results of operations and financial condition could be materially affected.

Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and accordingly recorded an insurance recoverable asset under the T&N policy of $577 million. At December 31, 2002, the recorded insurance recoverable was $610.8 million. In December 2001, one of the three reinsurers filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. In December 2002, the remaining two reinsurers issued separate declaratory proceedings seeking clarification of policy requirements related to the Asbestos Liability Policy. The Company believes that, based on its review of the insurance policies and advice from outside legal counsel, it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of the claims in excess of the trigger point of the insurance.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that currently there is little risk that the reinsurers will not be able to meet their obligation to pay, once the claims filed after June 30, 1996 exceed the £690 million trigger point. The U.S. claims’ costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is less then $1.69/£, the Company will effectively have a discount from 100% recovery on claims paid. At December 31, 2002, the $610.8 million insurance recoverable asset is net of an exchange rate discount of approximately $29 million.

Abex and Wagner Asbestos Litigation

Background

Two of the Company’s businesses formerly owned by Cooper Industries, Inc. known as Abex and Wagner are involved as defendants in numerous court actions in the U.S. alleging personal injury from exposure to asbestos or asbestos-containing products. These claims mainly involve friction products. As a result of the Restructuring Proceedings, the Company now includes as a pending claim open served claims, settled but not documented claims and settled but not paid claims. As of the Petition Date, Abex and Wagner were defendants in approximately 60,000 and 36,000 pending claims, respectively. Notices of complaints continue to be received post-petition and are in violation of the Automatic Stay.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As mentioned above, as of the Petition Date, all pending asbestos litigation of Abex (as to the Company only) and Wagner is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court.

Recorded Liability

The liability ($214.5 million as of December 31, 2002) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

As a result of the Restructuring Proceedings (see Note 1), all pending asbestos-related litigation is stayed as previously described for the T&N Companies.

While the Company believes that the liability recorded was appropriate for anticipated losses arising from asbestos-related claims related to Abex and Wagner through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the proceeding; the number of future claims that will be included in a plan of reorganization; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

No assurance can be given that the Company will not be subject to material additional liabilities and significant additional litigation relating to Abex and Wagner asbestos matters through 2012 or thereafter. In the event that such liabilities exceed the amounts recorded by the Company or the remaining insurance coverage, the Company’s results of operations and financial condition could be materially affected.

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

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner.

The ultimate realization of insurance proceeds is directly related to the amount of related covered claims paid by the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Federal-Mogul and Fel-Pro Asbestos Litigation

Prior to the Restructuring Proceedings the Company was also sued in its own name as one of a large number of defendants in multiple lawsuits brought by claimants alleging injury from exposure to asbestos due to its ownership of certain assets involved in gasket making. As of the Petition Date, the Company was a defendant in approximately 61,500 pre-petition pending claims. Over 40,000 of these claims were transferred to a federal court, where, prior to the Restructuring Proceedings, they were pending. Notices of complaints continue to be received post-petition and are in violation of the Automatic Stay.

Prior to the Restructuring Proceedings the Company’s Fel-Pro subsidiary also was named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. Fel-Pro was a defendant in approximately 34,000 pending claims as of the Petition Date. Over 32,000 of these claims were transferred to a federal court where, prior to the Restructuring Proceedings, they were pending. The Company was defending all such claims vigorously and believed that it and Fel-Pro had substantial defenses to liability and insurance coverage for defense and indemnity.

All claims alleging exposure to the products of the Company and of Fel-Pro have been stayed as a result of the Restructuring Proceedings.

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability and the insurance recoverable asset for 2002:

	T&N Companies	Abex & Wagner	Other	Total
	(Millions of Dollars)
Liability:
Balance at January 1, 2002	$1,331.1	$216.4	$2.7	$1,550.2
2002 payments	—	(2.1)	—	(2.1)
Foreign exchange	16.8	0.2	—	17.0

Balance at December 31, 2002	$1,347.9	$214.5	$2.7	$1,565.1

Asset:
Balance at January 1, 2002	$552.8	$170.4	$—	$723.2
2002 proceeds	—	(0.6)	—	(0.6)
Foreign exchange	58.0	—	—	58.0

Balance at December 31, 2002	$610.8	$169.8	$—	$780.6

The Company’s estimate of asbestos-related liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict. The Restructuring Proceedings significantly increase the inherent difficulties and uncertainties involved in estimating the number and cost of resolution of present and future asbestos-related claims against the Company and may have the effect of increasing the ultimate cost of the resolution of such claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Other

The Company is involved in other legal actions and claims, directly and through its subsidiaries. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that the outcomes are not likely to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

Environmental Matters

The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) or other similar national or state environmental laws. These laws require responsible parties to pay for remediating contamination resulting from hazardous substances that were discharged into the environment by them, or by others to whom they sent such substances for treatment or other disposition. In addition, the Company has been notified by the United States Environmental Protection Agency, other national environmental agencies, and various state agencies that it may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to CERCLA and other national and state environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities.

At most of the sites that are likely to be costliest to remediate, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company’s exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company’s share of the total waste has generally been small. The other companies, which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly owned companies, and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste.

The Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination, in some cases as a result of contractual commitments. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued amounts corresponding to its best estimate of the costs associated with such matters based upon current available information from site investigations and consultants.

The environmental reserves were $64.6 million and $62.7 million at December 31, 2002 and 2001, respectively. The increase in the reserves from 2001 to 2002 resulted primarily from the addition of new sites, offset by remediation payments made during the period. Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. As a result of the Restructuring Proceedings, $22.9 million and $23.3 million of these reserves at December 31, 2002 and 2001, respectively, have been reclassified to liabilities subject to compromise in the consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

18. Operations by Reportable Segment and Geographic Area

The Company’s integrated operations are included in six reportable segments generally corresponding to major product groups: Powertrain, Sealing Systems and System Protection, Friction, Aftermarket, Other and Divested Operations. Segment information for the years ended December 31, 2001 and 2000 has been reclassified to reflect organizational changes implemented in July 2002.

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

Aftermarket distributes products manufactured within the above segments, or purchased, to the independent automotive and heavy duty aftermarkets. The segment also includes manufacturing operations for brake, chassis, ignition, lighting, fuel and wiper products.

Other includes original equipment lighting operations, Asia Pacific and other Corporate functions.

Divested Operations include the historical operating results of the Company’s divestitures as discussed in Note 5 to the consolidated financial statements.

The Company has aggregated certain individual product segments within its six reportable segments. The accounting policies of the segments are the same as that of the Company. Revenues related to Powertrain, Sealing Systems and Systems Protection, and Friction product sold to OE customers are recorded within the respective segments. Revenues from such products sold to aftermarket customers are recorded within the Aftermarket segment.

The Company evaluates segment performance principally a non-GAAP Operational EBIT basis. Operational EBIT is defined as earnings before interest, income taxes, cumulative effect of change in accounting principle and certain nonrecurring items such as restructuring and impairment charges, Chapter 11 and Administration related reorganization expenses, expense associated with the TCP Securities, gains on extinguishments of debt and gains or losses on the sales of businesses. Operational EBIT for each segment is shown below, as it is most consistent with the corresponding consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As noted in Footnote 3, the Company adopted SFAS No. 142 effective January 1, 2002. Footnote 3 includes the pro-forma effect of SFAS No. 142 on reported results for the years ended December 31, 2001 and 2000. The Operational EBIT amounts for 2001 and 2000 below have not been adjusted for the pro-forma effects of the adoption of SFAS No. 142.

	Net Sales			Gross Margin
	2002	2001	2000	2002	2001	2000
	(Millions of Dollars)
Powertrain	$1,735	$1,648	$1,717	$268	$267	$336
Sealing Systems and Systems Protection	639	630	738	124	131	197
Friction	374	339	387	97	60	89
Aftermarket	2,417	2,456	2,617	542	556	673
Other, including Corporate	234	220	250	9	31	52
Divested Operations	23	164	304	2	30	59

Total	$5,422	$5,457	$6,013	$1,042	$1,075	$1,406

	Operational EBIT
	2002	2001	2000
	(Millions of Dollars)
Powertrain	$111	$123	$142
Sealing Systems and Systems Protection	45	34	86
Friction	45	3	27
Aftermarket	292	241	327
Other, including Corporate	(272)	(283)	(166)
Divested Operations	2	10	43

Total segments Operational EBIT	$223	$128	$459

Items required to reconcile Operational EBIT to loss before income tax expense and cumulative effect of change in accounting principle:
Net interest and other financing costs	(122)	(342)	(326)
Restructuring, impairment and other special charges	(114)	(583)	(395)
Gain on extinguishment of debt	—	72	—
Chapter 11 and Administration related reorganization costs	(107)	(57)	—

Loss before income tax expense and cumulative effect of change in accounting principle	$(120)	$(782)	$(262)

	Total Assets		Capital Expenditures			Depreciation and Amortization
	2002	2001	2002	2001	2000	2002	2001	2000
	(Millions of Dollars)
Powertrain	$1,898	$2,330	$184	$158	$151	$121	$131	$129
Sealing Systems and Systems Protection	1,237	1,202	42	37	40	46	57	55
Friction	618	910	69	49	38	39	47	57
Aftermarket	2,677	2,620	29	40	30	53	85	68
Other, including Corporate	1,464	1,950	12	21	50	17	46	52
Divested Operations	19	41	3	9	7	1	8	13

Total	$7,913	$9,053	$339	$314	$316	$277	$374	$374

The following table shows geographic information as of December 31:

	Net Sales			Net Property, Plant and Equipment
	2002	2001	2000	2002	2001
	(Millions of Dollars)
United States	$3,030	$3,123	$3,685	$948	$971
United Kingdom	427	426	501	246	286
Germany	652	627	812	464	374
France	348	345	272	182	165
Other	965	936	743	433	368

Total	$5,422	$5,457	$6,013	$2,273	$2,164

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

19. Subsequent Events

Acquisition of Bendix Friction Materials Business

On January 30, 2003, the Company announced that it had entered into a letter of intent to acquire the Bendix friction materials business of Honeywell International, Inc. (Honeywell). The terms of the transaction are under negotiation and must be agreed to by the Company’s appointed committees in the Restructuring Proceedings. The consummation of this acquisition is expressly conditional upon Honeywell receiving a bankruptcy court-issued permanent injunction shielding it from all current and future asbestos liabilities related to the friction materials business. In addition, the completion of the acquisition is subject to Bankruptcy Court approval and customary conditions, including obtaining any governmental approvals.

Under terms of the transaction, the Company would acquire Bendix’s worldwide friction materials business, with the exception of certain U.S. based assets and certain related liabilities. For up to two years following the closing, Honeywell would continue to operate certain of its U.S. based plants to manufacture friction materials on a contract basis for Federal-Mogul. Federal-Mogul would obtain the rights to the Bendix and Jurid brand names for friction products. Honeywell would retain the right to use the Bendix brand name in their aerospace business.

The Bendix friction business has annual sales of approximately $700 million, and includes 13 manufacturing plants and five major engineering facilities in nine countries. Its key products include disc brake pads, drum brake linings, and a variety of aftermarket brake products marketed under the Bendix name in North America and the Jurid name in Europe and Asia. These components are used in passenger car, truck, commercial vehicle, aircraft and railway applications.

If the conditions precedent to this acquisition are satisfied, the acquisition would coincide with the Company’s emergence from Chapter 11 and Administration.

Plan of Reorganization

On January 31, 2003, the Company announced that it had reached an agreement in principle with its major U.S. creditor constituencies to the terms of a consensual plan of reorganization. This agreement is more fully discussed in Note 1 to the consolidated financial statements.

Divestiture of U.S. Camshaft Business

On February 26, 2003, the Bankruptcy Court approved the divestiture of the Company’s U.S. camshaft business to ASIMCO, an automotive components manufacturing company based in Beijing, China, for approximately $28 million. The proposed sale, which is still subject to conditions of closing, includes operations in Grand Haven, Michigan, and Orland, Indiana. The U.S. camshaft business had net sales of $83.7 million, $81.0 million, and $82.3 million in 2002, 2001 and 2000, respectively. The Company does not expect this divestiture to have a significant impact on its financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

20. Quarterly Financial Data (Unaudited)

	First(1)	Second	Third	Fourth	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2002:
Net sales	$1,346.1	$1,442.3	$1,345.2	$1,288.8	$5,422.4
Gross margin	261.3	291.3	249.7	239.8	1,042.1
Earnings (loss) before cumulative effect of change in accounting principle	(41.2)	16.0	(73.3)	(112.5)	(211.0)
Net earnings (loss)	(1,469.6)	16.0	(73.3)	(102.0)	(1,628.9)
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	(0.47)	0.17	(0.89)	(1.33)	(2.54)
Diluted earnings (loss) per share	(17.81)	0.17	(0.89)	(1.33)	(19.62)
Stock price
High	$1.20	$1.20	$0.73	$0.63
Low	$0.80	$0.43	$0.53	$0.21
Dividend per share	—	—	—	—

	First	Second	Third(2)	Fourth	Year
Year ended December 31, 2001:
Net sales	$1,450.7	$1,425.4	$1,288.8	$1,292.1	$5,457.0
Gross margin	303.0	298.9	236.3	237.1	1,075.3
Net loss	(62.2)	(17.5)	(810.1)	(111.7)	(1,001.5)
Diluted loss per share	(0.89)	(0.25)	(10.31)	(1.37)	(13.27)
Stock price
High	$5.44	$3.52	$1.80	$1.48
Low	$2.87	$1.69	$0.65	$0.45
Dividend per share	—	—	—	—

(1)	Includes a $1,417.9 million charge, net of applicable income tax benefit, for the cumulative effect of the adoption of SFAS No. 142
(2)	Includes $496.6 million in charges for adjustment of assets held for sale and other long-lived assets to fair value, $75.1 million loss on the divestiture of businesses, a $47.1 million gain on the early extinguishment of debt, and a $177.0 million tax valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

21. Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company’s Senior Credit Agreements.

Federal-Mogul Venture Corporation	Federal-Mogul Piston Rings, Inc.	Federal-Mogul Powertrain,Inc.
Federal-Mogul Global Properties Inc.	Federal-Mogul Dutch Holdings Inc.	Federal-Mogul Mystic, Inc.
Carter Automotive Company, Inc.	Federal-Mogul UK Holdings Inc.	Felt Products MFG. Co.
Federal-Mogul World Wide Inc.	F-M UK Holdings Limited	Ferodo America, Inc.
Federal-Mogul Ignition Company	Federal-Mogul Global Inc.	McCord Sealing, Inc.
Federal-Mogul Products, Inc.	T&N Industries, Inc.

The Company issued notes in 1999 and 1998 that are guaranteed by the Guarantor Subsidiaries. The Guarantor Subsidiaries also guarantee the Company’s previously existing publicly registered Medium-term notes and Senior notes.

T&N Industries, Inc. and Federal-Mogul Powertrain, Inc. are wholly owned subsidiaries of the Company and were acquired with the acquisition of T&N plc. These subsidiaries became guarantors as a result of the Company’s Fourth Amended and Restated Senior Credit Agreement dated December 29, 2000.

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying audited consolidating condensed financial statements based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X and Staff Accounting Bulleting No. 53. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

In May 2001, the Company divested Federal-Mogul Aviation, Inc. (see note 5 to the consolidated financial statements, “Divestitures”). The results of operations of Aviation have been included through the divestiture date.

Subsequent to the Restructuring Proceedings, no dividends have been paid to the Federal-Mogul parent company by any of its subsidiaries.

As a result of the Restructuring Proceedings (see Note 1 “Voluntary Reorganization Under Chapter 11 and Administration”) certain of the liabilities, as shown below, were liabilities subject to compromise as of the Petition date:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(Millions of dollars)
Accounts payable	$60.0	$123.3	$28.6	$211.9
Other accrued liabilities	2.0	1.4	12.3	15.7
Environmental liabilities	22.3	—	0.6	22.9
Interest payable	43.7	0.2	—	43.9
Debt	3,981.7	1.0	—	3,982.7
Asbestos liabilities	1.4	237.7	1,326.0	1,565.1
Company-obligated mandatorily redeemable preferred securities of subsidiary holding solely convertible subordinated debentures of the Company	—	—	211.0	211.0

	$4,111.1	$363.6	$1,578.5	$6,053.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

December 31, 2002

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,191.8	$1,783.9	$3,126.5	$(679.8)	$5,422.4
Cost of products sold	988.9	1,418.3	2,652.9	(679.8)	4,380.3

Gross margin	202.9	365.6	473.6	—	1,042.1
Selling, general and administrative expenses	191.9	272.8	361.6	—	826.3
Amortization of intangible assets	3.1	6.3	4.7	—	14.1
Restructuring charges, net	—	15.4	27.9	—	43.3
Adjustment of assets held for sale and other long-lived assets to fair value	3.3	34.8	32.1	—	70.2
Interest expense (income), net	128.3	—	(5.5)	—	122.8
Chapter 11 and Administration related reorganization expenses	107.4	—	—	—	107.4
Other (income) expense, net	(123.3)	1.0	100.5	—	(21.8)

Earnings (loss) before income taxes, cumulative effect of change in accounting principle and equity in loss of subsidiaries	(107.8)	35.3	(47.7)	—	(120.2)
Income tax expense	3.9	33.2	53.7	—	90.8

Earnings (loss) before cumulative effect of change in accounting principle and equity in loss of subsidiaries	(111.7)	2.1	(101.4)	—	(211.0)
Cumulative effect of change in accounting principle, net of applicable tax benefits	(3.8)	432.8	988.9	—	1,417.9

Loss before equity in loss of subsidiaries	(107.9)	(430.7)	(1,090.3)	—	(1,628.9)
Equity in loss of subsidiaries	(1,521.0)	(686.7)	—	2,207.7	—

Net Loss	$(1,628.9)	$(1,117.4)	$(1,090.3)	$2,207.7	$(1,628.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

December 31, 2001

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,252.6	$1,826.4	$2,925.4	$(547.4)	$5,457.0
Cost of products sold	1,050.0	1,483.0	2,396.1	(547.4)	4,381.7

Gross margin	202.6	343.4	529.3	—	1,075.3
Selling, general and administrative expenses	278.6	218.3	343.1	—	840.0
Amortization of intangible assets	20.1	42.8	52.4	—	115.3
Restructuring charges, net	12.2	—	25.8	—	38.0
Adjustment of assets held for sale and other long-lived assets to fair value	0.7	380.9	163.5	—	545.1
Interest expense, net	269.8	0.2	4.8	—	274.8
Chapter 11 and Administration related reorganization expenses	57.3	—	—	—	57.3
Gain on early retirement of debt	(72.2)	—	—	—	(72.2)
Other (income) expense, net	(60.0)	62.2	56.8	—	59.0

Loss before income taxes	(303.9)	(361.0)	(117.1)	—	(782.0)
Income tax expense (benefit)	150.5	(8.2)	77.2	—	219.5

Loss before equity in loss of subsidiaries	(454.4)	(352.8)	(194.3)	—	(1,001.5)
Equity in loss of subsidiaries	(547.1)	(88.5)	—	635.6	—

Net Loss	$(1,001.5)	$(441.3)	$(194.3)	$635.6	$(1,001.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

December 31, 2000

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,428.2	$2,089.7	$3,145.3	$(650.0)	$6,013.2
Cost of products sold	1,132.7	1,601.9	2,523.1	(650.0)	4,607.7

Gross margin	295.5	487.8	622.2	—	1,405.5
Selling, general and administrative expenses	258.3	209.5	365.0	—	832.8
Amortization of intangible assets	20.3	47.8	55.5	—	123.6
Restructuring charges, net	44.7	26.8	64.2	—	135.7
Adjustment of assets held for sale and other long lived assets to fair value	24.1	35.5	15.8	—	75.4
Asbestos charge	1.6	(19.8)	202.6	—	184.4
Interest expense, net	278.5	0.6	5.9	—	285.0
Other (income) expense, net	96.9	(152.7)	86.7	—	30.9

Earnings (loss) before income taxes	(428.9)	340.1	(173.5)	—	(262.3)
Income tax expense (benefit)	(105.5)	138.9	(14.2)	—	19.2

Earnings (loss) before equity in earnings (loss) of subsidiaries	(323.4)	201.2	(159.3)	—	(281.5)
Equity in earnings of subsidiaries	41.9	56.0	—	(97.9)	—

Net earnings (loss)	$(281.5)	$257.2	$(159.3)	$(97.9)	$(281.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED BALANCE SHEET

December 31, 2002

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$31.9	$—	$363.2	$—	$395.1
Accounts receivable, net	171.8	310.0	472.2	—	954.0
Inventories	62.5	351.9	385.7	—	800.1
Deferred taxes	3.2	—	32.2	—	35.4
Prepaid expenses	41.1	33.0	100.4	—	174.5

Total Current Assets	310.5	694.9	1,353.7	—	2,359.1
Property, plant and equipment	244.6	687.4	1,341.0	—	2,273.0
Goodwill and indefinite-lived intangible assets	536.3	681.1	347.8	—	1,565.2
Definite-lived intangible assets, net	87.6	91.7	172.3	—	351.6
Investment in subsidiaries	6,394.2	2,771.7	—	(9,165.9)	—
Intercompany accounts, net	(3,455.9)	2,297.6	1,158.3	—	—
Asbestos-related insurance recoverable	—	171.9	608.7	—	780.6
Prepaid pension costs	71.2	—	290.3	—	361.5
Other noncurrent assets	43.7	36.5	142.1	—	222.3

Total Assets	$4,232.2	$7,432.8	$5,414.2	$(9,165.9)	$7,913.3

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Short-term debt, including current portion of long-term debt	$314.7	$—	$31.4	$—	$346.1
Accounts payable	44.5	67.0	207.4	—	318.9
Accrued compensation	91.4	25.3	125.4	—	242.1
Restructuring and rationalization reserves	13.9	18.1	58.8	—	90.8
Accrued taxes	11.6	9.6	72.4	—	93.6
Other accrued liabilities	129.5	34.4	168.4	—	332.3

Total Current Liabilities	605.6	154.4	663.8	—	1,423.8
Liabilities subject to compromise	4,111.1	363.6	1,578.5	—	6,053.2
Long-term debt	—	—	14.3	—	14.3
Postemployment benefits	813.5	—	727.7	—	1,541.2
Long-term portion of deferred income taxes	—	—	52.4	—	52.4
Other accrued liabilities	83.3	1.4	101.6	—	186.3
Minority interest in consolidated subsidiaries	22.3	23.4	—	—	45.7
Shareholders’ Equity (Deficit)	(1,403.6)	6,890.0	2,275.9	(9,165.9)	(1,403.6)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,232.2	$7,432.8	$5,414.2	$(9,165.9)	$7,913.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED BALANCE SHEET

December 31, 2001

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$74.0	$3.5	$269.4	$—	$346.9
Accounts receivable, net	179.1	343.4	422.3	—	944.8
Inventories	76.8	303.2	341.9	—	721.9
Deferred taxes	16.0	—	39.4	—	55.4
Prepaid expenses	47.1	42.5	88.0	—	177.6

Total Current Assets	393.0	692.6	1,161.0	—	2,246.6
Property, plant and equipment	263.6	702.5	1,197.6	—	2,163.7
Goodwill and indefinite-lived intangible assets	514.9	1,185.2	1,310.3	—	3,010.4
Definite-lived intangible assets	91.2	38.2	223.8	—	353.2
Investment in subsidiaries	6,366.8	2,839.9	—	(9,206.7)	—
Intercompany accounts, net	(1,937.0)	1,864.7	72.3	—	—
Asbestos-related insurance recoverable	—	162.7	560.5	—	723.2
Prepaid pension costs	76.5	—	278.0	—	354.5
Other noncurrent assets	53.9	44.8	102.9	—	201.6

Total Assets	$5,822.9	$7,530.6	$4,906.4	$(9,206.7)	$9,053.2

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Short-term debt, including current portion of long-term debt	$—	$0.5	$24.4	$—	$24.9
Accounts payable	61.6	50.4	187.5	—	299.5
Accrued compensation	63.4	24.1	106.4	—	193.9
Restructuring and rationalization reserves	25.3	13.8	42.0	—	81.1
Accrued taxes	11.9	16.7	18.6	—	47.2
Other accrued liabilities	143.8	42.7	149.2	—	335.7

Total Current Liabilities	306.0	148.2	528.1	—	982.3
Liabilities subject to compromise	4,082.9	358.2	1,815.5	—	6,256.6
Long-term debt	250.0	—	16.7	—	266.7
Postemployment benefits	655.1	0.1	164.6	—	819.8
Long-term portion of deferred income taxes	—	—	96.5	—	96.5
Other accrued liabilities	87.8	0.5	73.7	—	162.0
Minority interest in consolidated subsidiaries	22.1	28.2	—	—	50.3
Shareholders’ Equity	419.0	6,995.4	2,211.3	(9,206.7)	419.0

Total Liabilities and Shareholders’ Equity	$5,822.9	$7,530.6	$4,906.4	$(9,206.7)	$9,053.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

December 31, 2002

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided From (Used By) Operating Activities	$150.5	$121.3	$(15.3)	$—	$256.5
Expenditures for property, plant and equipment	(41.6)	(90.9)	(206.6)	—	(339.1)
Net proceeds from sale of businesses	7.5	6.0	21.1	—	34.6

Net Cash Used By Investing Activities	(34.1)	(84.9)	(185.5)	—	(304.5)

Proceeds from issuance of long-term debt	—	—	6.6	—	6.6
Principal payments on long-term debt	—	—	(2.4)	—	(2.4)
Proceeds from borrowings on DIP credit facility	75.0	—	—	—	75.0
Principal payments on DIP credit facility	(10.3)	—	—	—	(10.3)
Increase (decrease) in short-term debt	—	(0.5)	7.0	—	6.5
Change in intercompany accounts	(244.0)	(39.4)	283.4	—	—

Net Cash Provided From (Used By) Financing Activities	(179.3)	(39.9)	294.6	—	75.4

Effect of Foreign Currency Exchange Rate Fluctuations on Cash and equivalents	20.8	—	—	—	20.8

Net Increase (Decrease) in Cash and Equivalents	$(42.1)	$(3.5)	$93.8	$—	$48.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

December 31, 2001

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided From (Used By) Operating Activities	$105.4	$(28.9)	$(40.7)	$—	$35.8
Expenditures for property, plant and equipment	(28.6)	(87.1)	(198.1)	—	(313.8)
Net proceeds from sale of property, plant & equipment	—	9.4	9.6	—	19.0
Net proceeds from sale of businesses	5.2	209.0	28.6	—	242.8
Business acquisitions, net of cash acquired	—	—	(18.8)	—	(18.8)

Net Cash Provided From (Used By) Investing Activities	(23.4)	131.3	(178.7)	—	(70.8)

Proceeds from issuance of long-term debt	667.2	—	—	—	667.2
Principal payments on long-term debt	(163.7)	—	(8.1)	—	(171.8)
Proceeds from borrowings on DIP credit facility	250.0				250.0
(Decrease) increase in short-term debt	(57.6)	(8.4)	1.9	—	(64.1)
Fees paid for debt agreements	(38.0)	—	—	—	(38.0)
Change in intercompany accounts	(445.6)	(96.9)	542.5	—	—
Repurchase of accounts receivable under securitization	(348.1)	—	—	—	(348.1)
Other	(26.2)	—	—	—	(26.2)

Net Cash Provided From (Used By) Financing Activities	(162.0)	(105.3)	536.3	—	269.0

Effect of Foreign Currency Exchange Rate Fluctuations on Cash and Equivalents	5.7	—	—	—	5.7

Net Increase (Decrease) in Cash and Equivalents	$(74.3)	$(2.9)	$316.9	$—	$239.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

December 31, 2000

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided From (Used By) Operating Activities	$(159.2)	$(13.2)	$17.9	$—	$(154.5)
Expenditures for property, plant and equipment	(35.1)	(93.2)	(185.0)	—	(313.3)
Proceeds from sale of businesses	0.8	—	65.8	—	66.6
Other	—	—	2.4	—	2.4

Net Cash Used By Investing Activities	(34.3)	(93.2)	(116.8)	—	(244.3)

Proceeds from issuance of long-term debt	689.0	—	—	—	689.0
Principal payments on long-term debt	(132.0)	—	(13.3)	—	(145.3)
Decrease in short-term debt	(3.3)	—	(22.6)	—	(25.9)
Fees paid for debt agreements	(4.6)	—	—	—	(4.6)
Change in intercompany accounts	(196.5)	108.4	88.1	—	—
Sale of accounts receivable under securitization	(62.1)	—	—	—	(62.1)
Other	(2.7)	—	(6.8)	—	(9.5)

Net Cash Provided From (Used By) Financing Activities	287.8	108.4	45.4	—	441.6

Effect of Foreign Currency Exchange Rate Fluctuations on Cash and Equivalents	(0.1)	—	—		(0.1)

Net Increase (Decrease) in Cash and Equivalents	$94.2	$2.0	$(53.5)	$—	$42.7

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

To Our Shareholders:

The management of Federal-Mogul Corporation (the “Company”) has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The financial statements were prepared in accordance with generally accepted accounting principles generally accepted in the United States and include amounts based on the best estimates and judgments of management. Management also prepared the other financial information in this report and is responsible for its accuracy and consistency with the financial statements. The Company has retained independent auditors, ratified by election by the shareholders, to audit the financial statements.

The Company maintains internal accounting control systems that are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and that produce records adequate for preparation of financial information. The systems controls and compliance are reviewed by a program of internal audits. There are limits inherent in all systems of internal accounting control based on the recognition that the costs of such a system not exceed the benefits derived. We believe the Company’s system provides this appropriate balance.

The Audit Committee of the Board of Directors, comprised of five outside directors, performs an oversight role related to financial reporting. The Committee periodically meets jointly and separately with the independent auditors, internal auditors and management to review their activities and reports and to take any action appropriate to their findings. At all times, the independent auditors have the opportunity to meet with the Audit Committee, without management representatives present, to discuss matters related to their audits.

/s/ Frank E. Macher
Frank E. Macher Chairman and Chief Executive Officer

/s/ Charles G. McClure
Charles G. McClure Chief Operating Officer and President

/s/ G. Michael Lynch
G. Michael Lynch Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors, Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, represents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Federal-Mogul Corporation and subsidiaries will continue as a going concern. As more fully described in the notes to the consolidated financial statements, on October 1, 2001, Federal-Mogul Corporation and its wholly owned United States subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, certain Federal-Mogul subsidiaries in the United Kingdom have filed jointly for Chapter 11 and Administration under the United Kingdom Insolvency Act of 1986. Uncertainties inherent in the bankruptcy process raise substantial doubt about Federal-Mogul Corporation’s ability to continue as a going concern. Management’s intentions with respect to these matters are also described in the notes. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002.

/s/ ERNST & YOUNG LLP
Detroit, Michigan February 5, 2003, except for Note 19, as to which the date is February 26, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers:

Robert F. Bertsch – Vice President, Advanced Development

Gerhard Böehm – Vice President, Pistons

David A. Bozynski – Vice President and Treasurer

Thomas B. Conaghan – Senior Vice President, Sealing Systems and Systems Protection

Rene L. F. Dalleur – Senior Vice President, Friction Products

Ian R. Edmondson – Vice President, Sintered Valve Train and Transmission Products

Joseph P. Felicelli – Senior Vice President, Worldwide Aftermarket Operations

Michael P. Gaynor – Senior Vice President and Chief Information Officer

Charles B. Grant – Vice President, Corporate Development and Strategic Planning

Ramzi Y. Hermiz – Vice President, Global Supply Chain Management

Rainer Jueckstock – Vice President, Rings and Liners

G. Michael Lynch – Executive Vice President and Chief Financial Officer

Frank E. Macher – Chairman and Chief Executive Officer

Charles G. McClure – President and Chief Operating Officer

William G. Quigley III – Vice President and Controller

Richard P. Randazzo – Senior Vice President, Human Resources

Brian L. Ruddy – Vice President, Asia Pacific

Wilhelm A. Schmelzer – Executive Vice President, Bearings

David M. Sherbin – Vice President, Deputy General Counsel and Secretary

John L. Tobiczyk – Vice President, Manufacturing Support

Kimberly A. Welch – Vice President, Corporate Communications

James J. Zamoyski – Senior Vice President and General Counsel

Directors:

John J. Fannon Director since 1986 Age 69

Mr. Fannon retired as Vice Chairman of Simpson Paper Company in 1998, a privately held global forest products company, a position he had held since 1993. Mr. Fannon is currently a business consultant. From 1980 until 1993, Mr. Fannon served as president of Simpson Paper. Mr. Fannon is also a director of Seton Medical Center.

Paul S. Lewis Director since 1998 Age 66

Mr. Lewis served as chairman of Terranova Foods plc, a European based supplier of convenience and frozen foods, from October 1998 until June 1999, when the Company was acquired by Uniq plc. He joined Tate & Lyle plc, a multi-national processor of sugar and starch products, as group finance director in 1988 and served as its deputy chairman from 1993 until 1998. He is a former non-executive director of T&N plc and is a non-executive director of Dairy Crest Group plc.

Frank E. Macher Director since 2001 Age 62

Mr. Macher has served as chairman of the board and chief executive officer since October 2001. He served as chief executive officer of the Corporation from January 2001 until September 2001. Prior thereto, Mr. Macher served as president and chief executive officer of ITT Automotive, a global automotive parts supplier, from July 1997 until January 1999. Previously, Mr. Macher served as the vice president and general manager of the Automotive Components Division of the Ford Motor Company. Mr. Macher is also a director of Decoma International and Tenneco Automotive and is a trustee of Kettering University.

Charles G. McClure Director since 2001 Age 49

Mr. McClure has served as director, president and chief operating officer since January 2001. He served as president, chief executive officer and a director of Detroit Diesel Corporation, a manufacturer of diesel engine products, from August 1997 until December 2000. Mr. McClure served as president-the Americas, at Johnson Controls, Inc., a global automotive parts supplier, from May through August 1997 and served as the vice president and general manager of the Americas Division from June 1995 through May 1997. Mr. McClure is a director of R.L. Polk & Co. and Intermet Corporation.

Robert S. Miller Director since 1993 Age 61

Mr. Miller has served as the chairman and chief executive officer of Bethlehem Steel Corporation            , a global steel manufacturer, since September 2001. Mr. Miller has served as a director of Federal-Mogul since 1993. He served as chairman of Federal-Mogul from September 2000 until October 2001 and was chief executive officer from September 2000 until January 2001. He served as special advisor to Aetna, Inc., a health insurer, from February 2000 until September 2000. From November 1999 until February 2000, Mr. Miller served as president and a director of Reliance Group Holdings, Inc., a property and casualty insurance company. He served as president and chief executive officer of Waste Management, Inc., a waste transporter, from August 1999 until November 1999 and as non-executive chairman of the board of Waste Management from July 1998 until May 1999.

Mr. Miller is also member of the Board of Directors of Bethlehem Steel Corporation, Pope & Talbot, Inc., Symantec Corp., and Waste Management, Inc.

Shirley D. Peterson Director since 2002 Age 61

Ms. Peterson served as president of Hood College, from 1995-2000. From 1989-1993 she served as assistant attorney general in the Tax Division of the Justice Department and later as Commissioner of the Internal Revenue Service. Ms. Peterson was a partner in the law firm of Steptoe & Johnson from 1969-1989 and from 1993-1994.

Ms. Peterson is also an Independent Trustee of The Scudder Mutual Funds, a director of Bethlehem Steel Corporation and a member of the board of the Bryn Mawr College Board of Trustees.

John C. Pope Director Since 1987 Age 53

Mr. Pope has served as chairman of PFI Group, a private investment firm, since 1999. He served as chairman of the board of MotivePower Industries, Inc., a manufacturer and remanufacturer of locomotives and locomotive components from January 1996 to November 1999. He is also a director of Air Canada Corporation, CNF, Inc., Dollar Thrifty Automotive Group, Inc., Kraft Foods Inc., Per-Se Technologies, Inc., Wallace Computer Services and Waste Management, Inc.

Sir Geoffrey H. Whalen C.B.E. Director since 1998 Age 67

Sir Geoffrey retired in 1995 as Managing Director and Deputy Chairman of Peugeot Motor Company, plc, an automotive manufacturer, positions he had held since 1984 and 1990, respectively. He also served as President of the Society of Motor Manufacturers & Traders, the trade association representing vehicle and component makers in the United Kingdom, from 1988-1990 and 1993-1994. Sir Geoffrey is also a director of Peugeot Motor Company plc, Coventry Building Society, Camden Motors Ltd. and Novar plc.

During 2002, there were 15 meetings of the Board of Directors. Each of the directors attended 75% or more of the meetings of the Board of Directors and the standing committees on which he or she serves.

Item 11. Executive and Directors Compensation

		Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)		Restricted Stock Award(s) ($)		Securities Underlying Options/SARs (No.)	All Other Compensation ($)(6)
Frank E. Macher(1) Chairman of the Board and Chief Executive Officer	2002	1,000,000	2,200,000	(2)	67,742	(4)	—		—	—
	2001	950,474	2,250,000	(3)	—		—		150,000	14,100
	2000	—	—		—		—		—	—

Charles G. McClure(1) President and Chief Operating Officer	2002	850,000	1,870,000	(2)	—		—		—	—
	2001	807,904	1,850,000	(3)	—		—		125,000	14,100
	2000	—	—		—		—		—	—

G. Michael Lynch(1) Executive Vice President and Chief Financial Officer	2002	500,000	1,100,000	(2)	—		—		—	—
	2001	490,379	790,000	(3)	—		—		—	14,100
	2000	250,568	251,000		—		20,000	(5)	132,000	109,750

Wilhelm A. Schmelzer Executive Vice President Bearings	2002	500,000	1,075,000	(2)	—		—		—	—
	2001	490,379	790,000	(3)	—		—		—	14,100
	2000	450,024	13,332		—		—		58,000	2,668,214

James J. Zamoyski Senior Vice President and General Counsel	2002	350,000	1,059,500	(2)	—		—		—	—
	2001	343,263	592,100	(3)	—		—		—	14,100
	2000	320,000	150,602		—		—		33,000	67,420

(1)	Messrs. Macher and McClure joined the Company on January 10, 2001. Mr. Macher was named Chairman of the Board on October 1, 2001. Mr. Lynch joined the Company on June 8, 2000.
(2)	Mr. Macher received a (i) $1,200,000 incentive bonus and (ii) $1,000,000 retention payment. Mr. McClure received a (i) $1,020,010 incentive bonus and (ii) $850,000 retention payment. Mr. Lynch received a (i) $600,000 incentive bonus and (ii) $500,000 retention payment. Mr. Schmelzer received a (i) $550,000 incentive bonus and (ii) $500,000 retention payment. Mr. Zamoyski received a (i) $500,000 incentive bonus and (ii) $500,000 retention payment.
(3)	In 2001, Mr. Macher received a (i) $1,000,000 incentive bonus, (ii) $500,000 signing bonus, and (iii) special bonus of $750,000, all in accordance with his employment agreement. Mr. McClure received a (i) $850,000 bonus, (ii) $375,000 signing bonus, and (iii) $625,000 special bonus, all in accordance with his employment agreement. Messrs. Lynch and Schmelzer each received a (i) $290,000 incentive bonus and (ii) $500,000 retention bonus. Mr. Zamoyski received a (i) $192,100 incentive bonus and (ii) $400,000 retention bonus.
(4)	Includes transportation expenses for Mr. Macher of $58,433.
(5)	Aggregate restricted stock holdings at December 31, 2002 with a market value of $4,400 for such holdings on that date, are based on a closing price of $0.22 per share on December 31, 2002.
(6)	Includes contributions in 2001 of $14,100 to the Salaried Employees’ Investment Program (“SEIP”) and Match Reinstatement Plan. Mr. Lynch’s compensation consists of (i) a $100,000 bonus upon commencement of his employment and (ii) $9,750 as a contribution to the SEIP. Mr. Schmelzer’s 2000 compensation consists of (i) the purchase of an annuity on a tax neutral basis for $2,564,067 to partially discharge the Company’s pension obligation under the Supplemental Key Executive Pension Plan; (ii) $92,547 in deferred compensation, and (iii) $11,600 as a contribution to the SEIP. Mr. Zamoyski’s 2000 compensation consists of (i) $55,820 in deferred compensation and (ii) $11,600 as a contribution to the SEIP.

Compensation of Directors

Non-employee directors receive a retainer of $8,750 for each calendar quarter. In addition, they are paid $1,500 for each meeting of the Board of Directors they attend and $1,000 for each Committee meeting they attend. The Chairmen of the Governance and Nominating Committee and the Pension Committee receive an additional annual retainer of $5,000. The Chairman of the Compensation Committee receives an additional annual retainer of $10,000, and the Chairman of the Audit Committee receives an additional annual retainer of $20,000.

Directors’ Deferred Compensation

Prior to 2002, non-employee directors could elect to defer all or a portion of their cash compensation. Deferred amounts were hypothetically invested in either an interest bearing account, an account whose value was tied to the Company’s common stock or an account whose value was tied to the Company’s publicly traded debt, or a combination of the three. Amounts deferred in the common stock account or bond account were credited in the form of units of the Company’s common stock or bonds based on the fair market value on the date of the deferral. The Units credited to all non-employee directors’ deferred common stock accounts are included in the Share Ownership Table set forth below.

Employment Agreements

Frank E. Macher. Mr. Macher serves as Chairman of the Board, Chief Executive Officer and a director of the Company pursuant to an employment agreement entered into on January 10, 2001, as amended on January 31, 2001 and July 21, 2002. The agreement, which has a three-year term, provides for Mr. Macher’s employment as Chief Executive Officer until July 11, 2003, or such earlier date as may be agreed to by Mr. Macher and the Board (the “Transition Date”). After the Transition Date, Mr. Macher will serve as Chairman of the Board.

Under the agreement, Mr. Macher currently receives an annual base salary of $1,000,000 and, for the 2001 fiscal year, he received a guaranteed bonus of $1,000,000 (the “Guaranteed Annual Bonus”), a signing bonus of $500,000 and a special bonus of $750,000. The incentive bonus payable to Mr. Macher for any fiscal year during the term of the agreement will be based upon objective criteria established and approved by the Compensation Committee of the Board.

In connection with the employment agreement, Mr. Macher was granted five year non-qualified stock options to purchase 150,000 shares of common stock, becoming exercisable in three equal annual installments, and are exercisable in full if Mr. Macher’s employment is terminated by reason of death or disability, by the Company without “Cause” (as defined in the employment agreement) or by Mr. Macher for “Good Reason” (as defined in the employment agreement). If Mr. Macher breaches certain non-competition covenants, any options then outstanding (and any option gain previously realized) will be forfeited.

Mr. Macher participates in the Company’s Personal Retirement Account Plan (PRA) and Supplemental Executive Retirement Program (SERP). He became fully vested in the SERP upon the commencement of his employment. If he forfeits any amounts under the PRA as a result of the termination of his employment with the Company, he will receive an equivalent amount under the terms of the SERP. Mr. Macher also participates in the Supplemental Key Executive Pension Plan (SKEPP).

If the employment agreement is terminated by Mr. Macher for “Good Reason” or by the Company without “Cause,” Mr. Macher will receive (i) a lump-sum cash payment equal to two times the total of his annual base salary and Guaranteed Annual Bonus, (ii) accrued base salary and accrued annual bonus (based on the Guaranteed Annual Bonus) through the date of termination, (iii) the employee benefits to which he is entitled upon termination of employment, and (iv) continued health and welfare benefits for 24 months. If Mr. Macher’s employment terminates prior to the effective date of a confirmed plan of reorganization involving the Company, the lump-sum cash payment described in clause (i) will not be made without prior approval of the United States Bankruptcy Court having jurisdiction over the Company.

The employment agreement contains non-competition and non-solicitation covenants that survive during the longer of (i) one year after the termination of employment or (ii) the period for which Mr. Macher is entitled to payments under the agreement.

Charles G. McClure. Mr. McClure serves as President and Chief Operating Officer and a director of the Company pursuant to an employment agreement entered into on January 10, 2001, as amended on January 31, 2001 and August 16, 2002. The agreement has a three-year term and provides that Mr. McClure will serve as President and Chief Operating Officer until July 11, 2003 or until he is elected by the Board as Chief Executive Officer, if earlier (the “Transition Date”). After the Transition Date until the expiration of the three-year term of the agreement, Mr. McClure will serve as Chief Executive Officer.

Under the employment agreement, Mr. McClure currently receives an annual base salary of $850,000 and, for the 2001 fiscal year, he received a guaranteed bonus of $850,000 (the “Guaranteed Annual Bonus”), a signing bonus of $375,000 and a special bonus of $625,000. The incentive bonus payable to Mr. McClure for any fiscal year during the term of the agreement will be based upon objective criteria established and approved by the Compensation Committee of the Board.

In connection with the employment agreement, Mr. McClure was granted five year stock options to purchase 125,000 shares of common stock, becoming exercisable in three equal annual installments, and are exercisable in full if Mr. McClure’s employment is terminated by reason of death or disability, by the Company without “Cause” or by Mr. McClure for “Good Reason”. If Mr. McClure breaches certain non-competition covenants, any options then outstanding (and any option gain previously realized) will be forfeited.

Mr. McClure participates in the Company’s PRA and SERP. Upon the commencement of his employment, he became fully vested in the SERP. If he forfeits any amounts under the PRA as a result of the termination of his employment with the Company, he will receive an equivalent amount under the terms of the SERP. Mr. McClure also participates in the SKEPP.

If the Company terminates Mr. McClure’s employment without “Cause” or Mr. McClure terminates for “Good Reason”, Mr. McClure will receive (i) a lump-sum cash payment equal to two times the total of his annual base salary and his Guaranteed Annual Bonus, (ii) accrued base salary and accrued annual bonus (based on the Guaranteed Annual Bonus) through the date of termination, (iii) the employee benefits to which he is entitled upon termination of employment and (iv) continued health and welfare benefits for 24 months. If Mr. McClure’s employment terminates prior to the effective date of a confirmed plan of reorganization involving the Company, the lump-sum cash payment described in clause (i) will not be made without prior approval of the United States Bankruptcy Court having jurisdiction over the Company.

Mr. McClure’s agreement contains non-competition and non-solicitation covenants that survive during the longer of (i) one year after the termination of employment or (ii) the period for which he is entitled to payments under the employment agreement.

Change of Control Agreements

The Company has entered into Change of Control Agreements with each of the Named Executive Officers which provide that, if following a change of control, the Named Executive Officer is terminated by the Company without “Cause” or the Named Executive Officer terminates the agreement for “Good Reason”, he will receive the following benefits: (i) a lump-sum cash amount equal to three times his base salary and three times the Named Executive Officer’s target bonus as of the termination date or, if greater, the Named Executive Officer’s target bonus as of the date of the change of control, (ii) the excess of the actuarial equivalent of the benefit he would receive under the PRA and any supplemental retirement plan, including the SKEPP, if his employment continued for three years after the date of termination or such longer period, if any, as would have been credited to the Named Executive Officer under the change-in-control provisions of the SKEPP (assuming full vesting) over the actuarial equivalent of any amount paid or payable under the PRA or such supplemental retirement plans as of the date of termination, (iii) the continuation of benefits under the employee benefit plans, programs, practices and policies of the Company for three years, and (iv) outplacement services of up to $60,000. A “change of control” does not include events that occur during the Company’s pending bankruptcy proceeding or upon the effective date of a confirmed plan of reorganization. Subject to certain exceptions, the Named Executive Officer will also receive a “gross-up” payment as reimbursement of any federal excise taxes payable. As part of the Change of Control Agreement, the Named Executive Officer has agreed to a noncompetition covenant applicable for one year following the termination of his employment.

Severance Agreements

The Company has entered into Severance Agreements with each of the Named Executive Officers (other than Mr. Macher and Mr. McClure). Under these agreements, if a Named Executive Officer is terminated by the Company without “Cause,” he will receive the following benefits: (i) a lump-sum cash amount equal to two times his base salary and two times the Named Executive Officer’s target bonus as of the date of termination or, if greater, the Named Executive Officer’s target bonus as of the date of the agreement, and (ii) the continuation of benefits under the Company welfare benefit plans, practices, policies and programs for two years. As a condition to the receipt of such benefits, each of the Named Executive Officers would be required to provide the Company with a general release and agree not to compete with the Company during the one-year period following the effective date of the required release and noncompetition agreement. A termination of the Named Executive Officer’s employment that gives rise to an obligation of the Company to make payments or provide benefits under a Change of Control Agreement will not also entitle the Named Executive Officer to any payments or benefits under these agreements. If the net after-tax benefit to the Named Executive Officer of all payments or distributions by the Company is not greater than the net after-tax benefit of a reduction of the benefits to prevent the imposition of any applicable federal excise tax, the benefits under the Severance Agreement will be reduced to prevent the imposition of the excise tax.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table shows the amount of common stock, stock units and Series C ESOP Stock beneficially owned by the Company’s directors, the Named Executive Officers, and the directors and officers as a group, as of January 31, 2003. The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority. No one Named Executive Officer owns 1% of the Company’s outstanding stock. In the aggregate, all directors and executive officers of the Company as a group own less than 1% of the Company’s outstanding stock.

Name	Beneficial Ownership	(1)	Percent of Class
John J. Fannon	32,436	(2)	*
Paul S. Lewis	19,237	(3)	*
G. Michael Lynch	24,336	(4)	*
Frank E. Macher	102,050	(5)	*
Charles G. McClure	90,194	(6)	*
Robert S. Miller, Jr.	118,537	(7)	*
Shirley D. Peterson	0		*
John C. Pope	26,891	(8)	*
Wilhelm A. Schmelzer	168,411	(9)	*
Geoffrey H. Whalen	18,237	(10)	*
James J. Zamoyski	105,678	(11)	*

All directors and executive officers as a group	882,401

*	Represents less than 1% of the outstanding common stock
(1)	Except as otherwise noted, each beneficial owner identified in this table has sole investment power with respect to the shares shown in the table. For executive officers, the numbers include Series C ESOP shares held in the Company’s Salaried Employee Investment Plan (“SEIP”) with respect to which participants have voting power but no investment rights.
(2)	Includes (i) 1,298 shares and 1,235 stock units owned directly and (ii) 29,903 options that are fully vested.
(3)	Includes (i) 2,000 shares and 237 stock units owned directly and (ii) 17,000 stock options that are fully vested.
(4)	Includes (i) 1,215 shares owned directly; (ii) 20,000 restricted shares, that will vest 100% on June 15, 2003; (iii) 3,073 shares in the Company’s SEIP and (iv) 48 shares of the Company’s Series C ESOP Stock.
(5)	Includes (i) 2,050 shares in the Company’s SEIP and (ii) 100,000 options that are fully vested.
(6)	Includes (i) 2,861 shares in the Company’s SEIP and (ii) 4,000 shares in a trust and (iii) 83,333 options that are fully vested.
(7)	Includes (i) 2,000 shares and 1,235 stock units owned directly and (ii) 115,302 stock options that are fully vested.
(8)	Includes (i) 5,700 shares and 1,235 stock units owned directly; (ii) 400 shares owned jointly with his wife and (iii) 19,556 options that are fully vested.
(9)	Includes (i) 2,210 shares in the Company’s SEIP; (ii) 165,576 options that are fully vested and (iii) 625 shares in the Company’s Series C ESOP Stock.
(10)	Includes (i) 1,000 shares and 237 stock units owned directly and (ii) 17,000 options that are fully vested.
(11)	Includes (i) 10,738 held jointly with his wife, (ii) 93,906 options that are fully vested and (iii) 1,034 shares of the Company’s Series C. ESOP Stock.

Aggregated Option/SAR Exercises in 2002 and Year End Option/SAR Values

The following table shows, for the Named Executive Officers, the amount and values of unexercised stock options as of December 31, 2002. No stock appreciation rights are outstanding and no stock options were exercised by the Named Executive Officers in 2002.

Name	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($) Exercisable/Unexercisable
Frank E. Macher	100,000/50,000	0/0
Charles G. McClure	83,333/41,667	0/0
Wilhelm A. Schmelzer	165,576/29,000	0/0
G. Michael Lynch	66,000/66,000	0/0
James J. Zamoyski	93,906/16,500	0/0

No stock options were granted in 2002. Each option was awarded with an exercise price equal to the average of the high and low market price of the Company’s common stock on the date of grant. All stock options expire five years after the date of grant, three years after the date of retirement or 90 days after termination of employment. All options granted by the Company vest immediately upon change in control. The Company did not grant any stock appreciation rights in 2002.

Retirement Plans

Under the Company’s Personal Retirement Account Plan (PRA), benefits are payable upon retirement to salaried employees in the form of a lump-sum or annuity, at the employee’s election. The PRA is a defined benefit pension plan. Accrued pension benefits for participants are expressed as an account balance. Annual credits as of January 1, 2003 are 1.5, 2.0, 2.5, 3.25, 4.25, 5.5, 7.0, 8.0 or 9.0% of earnings that are made to participants’ accounts based on the employee’s age. Earnings are defined as an employee’s base pay plus overtime, commissions, incentive compensation, bonuses and other variable compensation up to a maximum permitted by law of $200,000 in 2003. Benefits are vested based on a graded five-year schedule. For those hired after January 1, 2002, benefits are vested on a five-year cliff schedule.

Estimated annual retirement benefits that may be provided by the PRA to the Named Executive Officers eligible to participate in the PRA upon retirement at age 65, which is the normal retirement age for officers, assuming conversion of the combined account balances into a single monthly life annuity, are as follows: Mr. Macher––$12,451; Mr. McClure––$59,741; Mr. Schmelzer—$49,473; Mr. Lynch—$20,001; and Mr. Zamoyski—$63,539.

Supplemental Key Executive Pension Plan

In addition to the PRA, the Company maintains a Supplemental Key Executive Pension Plan (SKEPP). The SKEPP is a non-tax qualified pension plan, the purpose of which is to provide a pension benefit for a limited number of senior executives that is competitive with pension benefits provided to senior executives at peer group companies. The SKEPP targets a pension benefit equal to 50% of an executive’s average compensation for the highest consecutive three-year period of the last five years before retirement. An executive must have worked at the Company for a minimum of five years to receive a benefit under the SKEPP. In order to receive the maximum SKEPP benefit, an executive must attain a minimum of 20 years of service with the Company and be at least age 62 upon retirement. A reduced benefit will be paid to executives who have not attained these minimal levels. The target benefits are calculated taking into account benefits paid under the Company’s PRA and certain predecessor plans.

The following table indicates estimated total annual benefits payable as a single life annuity beginning at age 65 for various compensation levels and years of service under the SKEPP, taking into account the PRA. Generally, annual compensation used for the pension formula purposes includes salary and annual incentive compensation, as reported in the Summary Compensation Table.

Supplemental Key Executive Pension Plan Table

	Years of Service (Estimated Annual Retirement Benefits For Years of Service Shown Below)
Average Pay During Final Three Years Before Retirement	10	15	20
$ 400,000	$100,000	$150,000	$200,000
600,000	150,000	225,000	300,000
800,000	200,000	300,000	400,000
1,000,000	250,000	375,000	500,000
1,200,000	300,000	450,000	600,000
1,400,000	350,000	525,000	700,000
1,600,000	400,000	600,000	800,000
1,800,000	450,000	675,000	900,000
2,000,000	500,000	750,000	1,000,000
2,200,000	550,000	825,000	1,100,000
2,400,000	600,000	900,000	1,200,000

The SKEPP grants credit for all years of pension service with the Company and under certain predecessor plans. The Named Executive Officers who are eligible to participate in the SKEPP have the following years of credited pension service as of December 31, 2002: Mr. Macher—3.42 (including 1.50 years of service credited from his prior employer); Mr. McClure—5.29 years (including 3.37 years of service credited from his prior employer); and Mr. Lynch—5.5 years (including 3 years of service credited from his prior employer). Messrs. Schmelzer and Zamoyski have each have attained the maximum of 20 years of service.

Ownership of Stock By Principal Owners

To the best of the Company’s knowledge and based on public reports filed with the Securities and Exchange Commission, the following table represents the beneficial owners of five percent or more of the outstanding shares of the Company’s common stock as of February 14, 2003.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class
AON Fiduciary Counselors Inc. 200 East Randolph Street Chicago, IL 60601	11,312,396	13.5%

Item 13. Certain Relationships and Related Transactions

No items to be reported.

Item 14. Controls and Procedures

CEO and CFO Certifications

Appearing immediately following the Signatures section of this Annual Report there are two separate Certifications of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), collectively referred to as the “Certifications”, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as adopted by the SEC. This item of the Annual Report includes information concerning the Controls Evaluation which should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as adopted by the SEC, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its internal controls and procedures for financial reporting” (“Internal Controls”) within the 90 days prior to the date of this Annual Report on Form 10-K. This evaluation (“the Controls Evaluation”) was done under the supervision and with the participation of management, including the CEO and CFO.

Disclosure Controls are procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures designed to provide reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported; all to permit the preparation of financial statements in conformity with generally accepted accounting principles.

Scope of Controls Evaluation

The CEO and CFO evaluation of Disclosure Controls and Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department, by other personnel in our Finance organization and by our independent auditors in connection with their audit activities. The overall goals of these various evaluation activities are to monitor Disclosure Controls and Internal Controls and to make modifications as necessary with the intent of maintaining such controls as conditions warrant (including improvements and corrections).

In performing the evaluation, The Company’s management sought to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to the Audit Committee of the Board of Directors and to the independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. Management also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, management considered what revision, improvement and/or correction to make in accordance with on-going procedures.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that Disclosure Controls or Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in `decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective to ensure that material information relating to Federal-Mogul and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that Internal Controls are effective to provide reasonable assurance that the financial statements are fairly presented in conformity with accounting principles generally accepted in the United States.

In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 16. Fees Paid to Accountants

Audit Fees

The total audit fees paid to the independent auditor by the Company for the year ended December 31, 2002 approximate $3,799,000. Services under this caption include consolidated financial statement audit fees, domestic subsidiary financial statement audit fees and international statutory audit fees.

Audit-related Fees

The total audit-related fees paid to the independent auditor by the Company for the year ended December 31, 2002 approximate $1,734,000. Services under this caption include accounting assistance, employee benefit plan audits, SFAS No. 106 post-retirement plan calculations and due diligence activities.

Tax Fees

The total tax fees paid to the independent auditor by the Company for the year ended December 31, 2002 approximate $5,864,000. Services under this caption include statutory compliance, transaction structuring, bankruptcy structuring, expatriate compliance and tax advisory services.

All Other Fees

The total other fees paid to the independent auditor by the Company for the year ended December 31, 2002 approximate $824,000. Services under this caption include corporate advisory services in connection with the sale of certain businesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1. Financial Statements

Financial statements filed as part of this Annual Report on Form 10-K are listed under Part II, Item 8 hereof.

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Financial Statements and Schedules Omitted

Schedules other than those listed above are omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(Millions of Dollars)
Year ended December 31, 2002:
Valuation allowance for trade receivables	$68.3	7.8	—	1.5	(1)	$74.6
Reserve for inventory valuation	49.8	21.1	—	15.4	(2)	55.5
Valuation allowance for deferred tax assets	496.8	204.8	—	—		701.6

Year ended December 31, 2001:
Valuation allowance for trade receivables	$62.0	19.7	—	13.4	(1)	68.3
Reserve for inventory valuation	29.3	29.1	—	8.6	(2)	49.8
Valuation allowance for deferred tax assets	219.6	277.2	—	—		496.8

Year ended December 31, 2000:
Valuation allowance for trade receivables	$64.8	0.7	—	3.5	(1)	62.0
Reserve for inventory valuation	26.5	17.8	—	15.0	(2)	29.3
Valuation allowance for deferred tax assets	156.1	63.5	—	—		219.6

(1)	Uncollectable accounts charged off net of recoveries.
(2)	Obsolete inventory charged off.

3(a). Exhibits

The Company will furnish upon request any of the following exhibits upon payment of the Company’s reasonable expenses for furnishing such exhibit.

2.1

Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation, dated August 17, 1998. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 26, 1998.)

3.1	The Company’s Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. (the “1999 10-K”)

3.2	The Company’s Bylaws, as amended. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (the “2002 10-K”)

4.1

Rights Agreement dated as of February 24, 1999, between the Company and The Bank of New York, as Rights Agent. (Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 25, 1999.)

4.2

Purchase Agreement for 10,000,000 Trust Convertible Preferred Securities of Federal-Mogul Financing Trust, dated as of November 24, 1997. (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. (the “1997 10-K”)

4.3

Registration Rights Agreement, dated as of December 1, 1997, by and among the Company, Federal-Mogul Financing Trust and Morgan Stanley & Co. Inc. as Initial Purchaser. (Incorporated by reference to Exhibit 4.7 to the Company’s 1997 10-K.)

4.4

Indenture between Federal-Mogul Corporation and The Bank of New York, dated as of December 1, 1997, with respect to the Subordinated Debentures. (Incorporated by reference to Exhibit 4.8 to the Company’s 1997 10-K.)

4.5

First Supplemental Indenture dated as of December 1, 1999 to the Indenture between Federal-Mogul Corporation and The Bank of New York, dated as of December 1, 1997, with respect to the Subordinated Debentures. (Incorporated by reference to Exhibit 4.9 to the Company’s 1997 10-K.)

4.6

Indenture among Federal-Mogul Corporation and The Bank of New York, dated as of January 20, 1999. (Incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.7

First Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of January 20, 1999 among Federal-Mogul Corporation, certain subsidiaries as guarantors and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.3 to the Company’s January 17, 2001 8-K.)

4.8

Indenture among Federal-Mogul Corporation and Continental Bank, dated as of August 12, 1994. (Incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K filed August 19, 1994.)

4.9

First Supplemental Indenture dated as of July 8, 1998 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee. (Incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”.)

4.10

Second Supplemental Indenture dated as of October 9, 1998 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee. (Incorporated by reference to

Exhibit 4.10 to the Company’s 2000 10-K.)

4.11

Third Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2001. (the “January 17, 2001 8-K”)

4.12	Indenture among Federal-Mogul Corporation and The Bank of New York, dated as of June 29, 1998. (Incorporated by reference to Exhibit 4.8 to the Company’s 1999 10-K.)

4.13

First Supplemental Indenture dated as of June 30, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by reference to Exhibit 4.9 to the Company’s 1999 10-K.)

4.14

Second Supplemental Indenture dated as of July 21, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by reference to Exhibit 4.14 to the Company’s 2000 10-K.)

4.15

Third Supplemental Indenture dated as of October 9, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by reference to Exhibit 4.15 to the Company’s 2000 10-K.)

4.16

Fourth Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation, certain subsidiaries as guarantors and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s January 17, 2001 8-K.)

10.1

Federal-Mogul Corporation 1997 Amended and Restated Long-Term Incentive Plan, as adopted by the Shareholders of the Company on May 20, 1998. (Incorporated by reference to the Company’s 1998 Definitive Proxy Statement on Form 14A.)

10.2

Amended and Restated Deferred Compensation Plan for Corporate Directors. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (the “1990 10-K”.)

10.3	Supplemental Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.10 to the Company’s 1992 10-K.)

10.4	Description of Umbrella Excess Liability Insurance for the Senior Management Team. (Incorporated by reference to Exhibit 10.11 to the Company’s 1990 10-K.)

10.5	Federal-Mogul Corporation Non-Employee Director Stock Plan. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 33-54301.)

10.6	Amended and Restated Declaration of Trust of Federal-Mogul Financing Trust, dated as of December 1, 1997. (Incorporated by reference to Exhibit 10.34 to the Company’s 1997 10-K.)

10.7

Revolving Credit, Term Loan and Guaranty Agreement dated October 1, 2001 by the Company and certain of its subsidiaries in favor of The Chase Manhattan Bank, as administrative agent, with respect to Debtors and Debtors-in-Possession under Title 11 of the United States Code. (Incorporated by reference to Exhibit10.7 to the Company’s 2002 10-K.)

10.8

First Amendment to Revolving Credit, Term Loan and Guaranty Agreement dated October 1, 2001 by the Company and certain of its subsidiaries in favor of The Chase Manhattan Bank, as administrative agent, with respect to Debtors and Debtors-in-Possession under Title 11 of the United States Code. (Incorporated by reference to Exhibit 10.8 to the Company’s 2002 10-K.)

10.9	Common Securities Guarantee Agreement, dated as of December 1, 1997, among the Company and

Federal-Mogul Financing Trust. (Incorporated by reference to Exhibit 10.35 to the Company’s 1997 10-K.)

10.10

Fourth Amended and Restated Credit Agreement dated as of December 29, 2000 among the Company, certain foreign subsidiaries, certain banks and other financial institutions and The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s January 17, 2001 8-K.)

10.11

Amended and Restated Domestic Subsidiary Guarantee dated as of December 29, 2000 by certain subsidiaries of the Company in favor of The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.2 to the Company’s January 17, 2001 8-K.)

10.12	Guarantee by F-M UK Holding Limited in favor of The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s January 17, 2001 8-K.)

10.13

Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and Wilmington Trust Company, as trustee. (Incorporated by reference to Exhibit 10.4 to the Company’s January 17, 2001 8-K.)

10.14

Second Amended and Restated Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and First Union National Bank, as trustee. (Incorporated by reference to Exhibit 10.5 to the Company’s January 17, 2001 8-K.)

10.15

Second Amended and Restated Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and ABN AMRO Trust Company (Jersey) Limited, as trustee, (Incorporated by reference to Exhibit 10.6 to the Company’s January 17, 2001 8-K.)

10.16

Second Amended and Restated Domestic Pledge Agreement among the Company and certain subsidiaries in favor of First Union National Bank, as trustee. (Incorporated by reference to Exhibit 10.7 to the Company’s January 17, 2001 8-K.)

10.17

Security Agreement dated as of December 29, 2000 by the Company and certain subsidiaries in favor of Wilmington Trust Company, as trustee. (Incorporated by reference to Exhibit 10.8 to the Company’s January 17, 2001 8-K.)

10.18	Form of Mortgage or Deed of Trust prepared for execution by the Company or any applicable subsidiaries. (Incorporated by reference to Exhibit 10.9 to the Company’s January 17, 2001 8-K.)

10.19

Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by Travelers Casualty & Surety Company of America. (Incorporated by reference to Exhibit 10.10 to the Company’s January 17, 2001 8-K.)

10.20

Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by Travelers Casualty & Surety Company of America. (Incorporated by reference to Exhibit 10.11 to the Company’s January 17, 2001 8-K.)

10.21

Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by SAFECO Insurance Company of America. (Incorporated by reference to Exhibit 10.12 to the Company’s January 17, 2001 8-K.)

10.22

Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by National Fire Insurance Company of Hartford and Continental Casualty Company. (Incorporated by reference to Exhibit 10.13 to the Company’s January 17, 2001 8-K.)

10.23	Federal-Mogul Supplemental Key Executive Pension Plan dated January 1, 1999. (Incorporated by reference to Exhibit 10.11 to the Company’s 1999 10-K.)

10.24	Employment Agreement dated as of January 10, 2001 and amended as of January 31, 2001, between the Company and Frank E. Macher. (Incorporated by reference to Exhibit 10.24 to the Company’s 2000 10-K.)

10.25	Change of Control Agreement dated January 10, 2001, between the Company and Frank E. Macher. (Incorporated by reference to Exhibit 10.25 to the Company’s 2000 10-K.)

10.26

Employment Agreement dated as of January 10, 2001 and amended as of January 31, 2001, between the Company and Charles G. McClure. (Incorporated by reference to Exhibit 10.26 to the Company’s 2000 10-K.)

10.27	Change of Control Agreement dated January 10, 2001, between the Company and Charles G. McClure. (Incorporated by reference to Exhibit 10.27 to the Company’s 2000 10-K.)

*21	Subsidiaries of the Registrant.

*23	Consent of Ernst & Young LLP.

*24	Powers of Attorney.

*99.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14

*99.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14

*99.3	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*99.4	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed Herewith

3(b). Reports on Form 8-K:

1)	On November 7, 2002, the Company filed a Current Report on Form 8-K to report the issuance of a press release announcing its third quarter earnings for the period ended September 30, 2002.

3(c). Separate financial statements of affiliates whose securities are pledged as collateral.

1)	Financial statements of Federal-Mogul Products, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2002 and 2001, and the related statements of operations and cash flows for the three years ended December 31, 2002.

2)	Financial statements of Federal-Mogul Ignition Company and subsidiaries including consolidated balance sheets as of December 31, 2002 and 2001, and the related statements of operations and comprehensive income and cash flows for the three years ended December 31, 2002.

3)	Financial statements of Federal-Mogul Powertrain, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2002 and 2001, and the related statements of operations and cash flows for the three years ended December 31, 2002.

4)	Financial statements of Federal-Mogul Piston Rings, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2002 and 2001, and the related statements of operations and cash flows for the three years ended December 31, 2002.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Products, Inc. and subsidiaries, a wholly owned subsidiary of Federal-Mogul Corporation, as of December 31, 2002 and 2001, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Products, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Federal-Mogul Products, Inc. and subsidiaries will continue as a going concern. As more fully described in the notes to the consolidated financial statements, on October 1, 2001, Federal-Mogul Corporation and its wholly owned United States subsidiaries, which includes Federal-Mogul Products, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, certain Federal-Mogul subsidiaries in the United Kingdom have filed jointly for Chapter 11 and Administration under the United Kingdom Insolvency Act of 1986. Uncertainties inherent in the bankruptcy process raise substantial doubt about Federal-Mogul Products, Inc.’s ability to continue as a going concern. Management’s intentions with respect to these matters are also described in the notes. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6 to the consolidated financial statements, Federal-Mogul Products, Inc. changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002.

/s/    ERNST & YOUNG LLP

Detroit, Michigan

February 5, 2003

FEDERAL-MOGUL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Net sales:
Third party sales	$600.2	$574.2	$591.8
Affiliate sales	63.7	2.3	14.5

Total net sales	663.9	576.5	606.3
Cost of products sold	545.9	489.8	448.0
Selling, general and administrative expenses	87.9	105.6	95.4
Provision for bad debt from affiliate Debtors	—	319.0	—
Amortization expense	2.8	16.1	15.4
Restructuring charges	—	—	17.8
Adjustment of assets held for sale and other long-lived assets to fair value	—	—	30.8
Interest expense	—	18.7	20.0
Other expense, net	10.1	7.8	16.2

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	17.2	(380.5)	(37.3)
Income tax expense (benefit)	15.0	(16.7)	(9.9)

Earnings (loss) before cumulative effect of change in accounting principle	2.2	(363.8)	(27.4)
Cumulative effect of change in accounting principle, net of applicable income tax benefit	437.0	—	—

Net Loss	$(434.8)	$(363.8)	$(27.4)

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2001
	(Millions of Dollars)
ASSETS
Accounts receivable, net	$93.1	$99.3
Inventories	177.8	139.8
Other	11.4	12.5

Total Current Assets	282.3	251.6
Property, plant and equipment, net	250.1	239.0
Goodwill and indefinite-lived intangible assets	—	447.8
Definite-lived intangible assets, net	55.4	58.2
Asbestos-related insurance recoverable	169.9	173.6
Other noncurrent assets	21.8	25.9

Total Assets	$779.5	$1,196.1

LIABILITIES AND NET PARENT INVESTMENT
Accounts payable	$30.3	$25.1
Accrued compensation	9.6	5.7
Restructuring reserves	9.7	11.6
Other accrued liabilities	22.8	25.2

Total Current Liabilities	72.4	67.6
Liabilities subject to compromise	780.1	789.6
Other long-term liabilities	3.7	2.4
Net Parent Investment	(76.7)	336.5

Total Liabilities and Net Parent Investment	$779.5	$1,196.1

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Cash provided from (used by) operating activities:
Net loss	$(434.8)	$(363.8)	$(27.4)
Adjustments to reconcile net loss to net cash provided from (used by) operating activities:
Cumulative effect of change in accounting principle	447.8	—	—
Provision for bad debt from affiliate Debtors	—	319.0	—
Loss on sale of assets	—	11.2	—
Depreciation and amortization	30.7	42.7	39.2
Restructuring charges	—	—	17.8
Adjustment of assets held for sale and other long-lived assets to fair value	—	—	30.8
Payments against restructuring reserves	(1.9)	(3.5)	—
Asbestos charge	—	—	8.5
Changes in assets and liabilities:
Inventories	(38.0)	(0.9)	0.4
Accounts payable	5.2	25.4	(1.9)
Liabilities subject to compromise	(9.5)	—	—
Other assets and liabilities	18.8	(59.8)	(31.6)

Net cash (used by) provided from operating activities	18.3	(29.7)	35.8
Cash provided from (used by) investing activities:
Proceeds from sale of assets	—	2.8	—
Capital expenditures	(39.9)	(37.6)	(34.0)

Net cash used by investing activities	(39.9)	(34.8)	(34.0)
Cash provided from (used by) financing activities:
Proceeds from issuance of long-term debt	—	—	45.9
Transfers from (to) parent	21.6	64.5	(47.7)

Net cash provided from (used by) financing activities	21.6	64.5	(1.8)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying financial statements reflect the consolidated assets, liabilities and operations of Federal-Mogul Products, Inc. and subsidiaries (“Products”). Products is a wholly-owned subsidiary of Federal-Mogul Corporation (“Federal-Mogul”).

Products operates with financial and operational staff on a decentralized basis. Federal-Mogul provides certain centralized services for employee benefits administration, cash management, risk management, legal services, public relations, domestic tax reporting and internal and external audit. Federal-Mogul charges Products for all such direct expenses incurred on its behalf. General expenses, excluding Chapter 11 and Administration related reorganization expenses, that are not directly attributable to the operations of Products have been allocated based on management’s estimates, primarily driven by sales. Management believes that this allocation method is reasonable.

The accompanying consolidated financial statements are presented as if Products had existed as an entity separate from its parent during the periods presented and include the assets, liabilities, revenues and expenses that are directly related to Products’ operations.

Products’ separate debt and related interest expense have been included in the consolidated financial statements. Products is fully integrated into its parent’s cash management system and, as such, all cash requirements are provided by its parent and any excess cash generated by Products is transferred to its parent.

Voluntary Reorganization Under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), Federal-Mogul Corporation (the “Company” or “Federal-Mogul”) and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Products is included in the U.S. Restructuring. Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et. al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company’s non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows. Under the Restructuring Proceedings, the Debtors, including Products expect to develop and implement a plan for addressing the asbestos-related claims against them.

Consequences of the Restructuring Proceedings:

The U.S. Debtors, including Products, are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of an Administrator approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, all pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors’ intention to address all

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act.

In the U.S., three committees, representing asbestos claimants, unsecured creditors and equity security holders have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, have the right to be heard on all matters that come before the Bankruptcy Court. The appointed committees, together with the legal representative for the future asbestos claimants, play important roles in the Restructuring Proceedings. In the U.K., the Administrator has appointed a creditors committee, representing both asbestos claimants and general unsecured creditors.

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization within 120 days following the Petition Date with the Bankruptcy Court. The Debtors requested the Bankruptcy Court to extend the period of exclusivity to November 1, 2002, and the request was granted. On October 30, 2002, the Bankruptcy Court granted an additional extension of the period of exclusivity to March 3, 2003. This date was further extended by Federal District Court order until March 6, 2003. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan of reorganization is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors. As provided by the Act, the Administrator will propose a scheme of arrangement to the High Court.

On January 31, 2003, Federal-Mogul announced that it had reached an agreement in principle with its major U.S. creditor constituencies as to the terms of a consensual plan of reorganization. Although a number of issues remain to be resolved, the consensual plan of reorganization is expected to be filed by March 6, 2003. The agreement in principle provides that the noteholders and asbestos claimants of Federal-Mogul, present and future, will convert all of their claims into equity of the reorganized Company. Specifically, 49.9% of newly authorized and issued conversion stock will be distributed to the noteholders, and 50.1% of newly authorized and issued conversion stock will be distributed to a trust established pursuant to Section 524(g) of the Bankruptcy Code for the benefit of existing and future asbestos claimants. United States trade creditors are expected to receive one or more cash distributions under the consensual plan. Subject to further negotiation, the Plan of Reorganization currently provides for the cancellation of pre-petition equity interests. The filing of the Plan of Reorganization will be followed by various critical documents, specifically, the Plan Disclosure Statement detailing the reorganization transaction and the U.K scheme of arrangement.

There are two possible types of U.K. schemes of arrangements. The first is under Section 425 of the Companies Act of 1985, which may involve a scheme for the reconstruction of the company. If a majority in number representing three-fourths in value of the creditors or members or any class of them agree to the compromise or arrangement, it is binding if sanctioned by the High Court. Section 425 may be invoked where there is an Administration order in force in relation to the company. The other possible type of scheme arises under Section 1 of the Insolvency Act of 1986 in relation to Company Voluntary Arrangements (“CVA”). If a majority in value representing more than three-fourths of the creditors agrees to the compromise or arrangement set out in the CVA proposal, it will be approved.

Products is unable to predict with a high degree of certainty at this time what treatment will be accorded under any such plan of reorganization to intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. Various parties in the Chapter 11 cases may challenge these arrangements, transactions, and relationships, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan of reorganization. The Bankruptcy Court has set March 3, 2003 as a bar date for asbestos property damage claims and for general and commercial claims.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors’ pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors.

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a $675 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. The DIP credit facility expires in October 2003 and bears interest at either the alternate base rate (“ABR”) plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3.5 percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $675 million commitment is reduced by a portion of the proceeds received from an asset sale or business divestiture. Available borrowings under the DIP credit facility are impacted by the underlying collateral at any point in time, consisting of domestic fixed assets, accounts receivable and inventory.

Products’ inventories, accounts receivable, and property, plant and equipment have been pledged as collateral to the DIP credit facility.

Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. Given this uncertainty, there is substantial doubt about the ability of Products to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrator or the High Court or otherwise as permitted in the ordinary course of business, Products may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization or scheme of arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

As reflected in the consolidated financial statements, “Liabilities subject to compromise” refers to liabilities of entities of Products included in the U.S. Restructuring incurred prior to the Petition Date. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent Products’ estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments. Future adjustments may result from (i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrator; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the U.S. Restructuring Proceedings.

	December 31
	2002	2001
Accounts payable	$58.9	$61.8
Accounts payable to affiliated companies	164.1	160.1
Loans payable to affiliated companies	314.8	314.8
Environmental liabilities	0.5	0.5
Interest payable to affiliated companies	27.3	27.3
Asbestos liabilities	214.5	225.1

Total	$780.1	$789.6

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Pursuant to the Bankruptcy Code, Federal-Mogul has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors, including Products, as of the Petition Date. On October 4, 2002, Federal-Mogul issued approximately 100,000 proof of claim forms to its current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims in the Chapter 11 Cases. A March 3, 2003 bar date has been set for the filing of proofs of claim against the Debtors. Because the Debtors have not completed evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to Products’ financial statements.

The Debtors, including Products, have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims and certain other pre-petition claims.

The appropriateness of using the going concern basis for its financial statements is dependent upon, among other things, (i) Federal-Mogul’s ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of Federal-Mogul to maintain adequate cash on hand; (iii) the ability of Federal-Mogul to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; and (v) Federal-Mogul’s ability to achieve profitability following such confirmation.

2. Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Products, and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are stated at historical value, which approximates fair value. Products does not generally require collateral for its trade accounts receivable.

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and the Company’s historical experience of write-offs. If not reserved through specific examination procedures, the Company’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $11.3 million and $8.8 million at December 31, 2002 and 2001, respectively.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method (“LIFO”). If inventories had been valued at current cost, amounts reported would have been increased by $6.8 million and $8.1 million as of December 31, 2002 and 2001, respectively. Inventories have also been reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to estimated future sales and usage.

Long-lived assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, Products performs the required analysis and records an impairment charge, if any, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Revenue Recognition: Products records sales when products are shipped and title has transferred to the customer, the sales price is fixed or determinable, and the collectibility of revenue is reasonably assured. Affiliate sales are transferred at cost. Accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. Adjustments to such returns and allowances are made as new information becomes available.

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

Research and Development Costs: Products expenses research and development costs as incurred. Research and development expense for 2002, 2001 and 2000 was $6.2 million, $5.9 million and $6.3 million, respectively.

Currency Translation: Exchange adjustments related to international currency transactions are reflected in the consolidated statements of operations.

Fair Value of Financial Instruments: The carrying amounts of certain financial instruments such as accounts payable approximate their fair value.

Net Parent Investment: The Net Parent Investment account reflects the balance of Products’ historical earnings, intercompany amounts, income taxes accrued and deferred, postemployment liabilities and other transactions between Products and Federal-Mogul. During 2001, Products recorded a provision for bad debt from affiliate Debtors of $319.0 million for pre-petition accounts receivable from related debtor entities outside of Products at the Petition Date. These receivables were previously recorded in Net Parent Investment.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain items in the prior years financial statements have been reclassified to conform with the presentation used in 2002.

New Accounting Pronouncements:

Accounting for Costs Associated with Exit or Disposal Activities: In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement addresses financial accounting and reporting for costs associated with an exit activity (including restructuring) or with the disposal of long-lived assets and supercedes Emerging Issues Task Force Issue No. 94-3. Under SFAS No. 146, a liability is recorded for a cost associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS No. 146 requires disclosure of information about exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002 with earlier adoption encouraged. SFAS No. 146 does not allow for the restatement of previously issued financial statements and grandfathers the accounting for liabilities previously recorded under Emerging Issues Task Force Issue No. 94-3. Products does not expect the adoption of SFAS No. 146 to have a material impact on its financial statements.

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Accounting for Goodwill and Other Intangible Assets: In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that was completed after June 30, 2001. Products has not made any acquisitions subsequent to June 30, 2001.

Under SFAS No. 142 goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies were required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. The adoption of SFAS No. 142 is discussed in Note 6 to the consolidated financial statements.

3. Acquisitions and Divestitures

During August 2001, Products completed the divestiture of its Pontotoc, Mississippi, operation to Union Spring and Manufacturing Corporation. The leased plant and manufacturing operation will continue to supply coil springs and metal stampings to Products for sale to automotive aftermarket customers under a long-term supply agreement.

In November 2000, certain assets and liabilities were transferred to Products from another Federal-Mogul subsidiary, for an aggregate cost of $45.9 million, which approximated book value, in exchange for a note payable to the subsidiary (see Note 9).

4. Inventory

Inventories consisted of the following:

	December 31
	2002	2001
	(Millions of Dollars)
Raw materials.	$42.3	$32.2
Work-in-process	26.5	14.8
Finished goods	127.3	108.4

	196.1	155.4
Reserves and allowances	(18.3)	(15.6)

	$177.8	$139.8

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31
	2002	2001
	(Millions of Dollars)
Land and land improvements	$6.6	$6.6
Buildings	70.7	69.1
Machinery and equipment	257.0	241.8

	334.3	317.5
Accumulated depreciation	(84.2)	(78.5)

	$250.1	$239.0

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions:

2003	$1.8
2004	0.3
2005	0.2
2006	0.2
2007	0.1
Thereafter	0.1

Total rental expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was $8.9 million, $7.4 million and $8.7 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

6. Goodwill and Other Intangible Assets—Adoption of SFAS No. 142

Effective January 1, 2002, Products adopted SFAS No. 142, resulting in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. The adoption of SFAS No. 142 has also required the reclassification of various intangible asset classes according to the measurability of their useful lives. During the second quarter of 2002, Products performed the impairment tests of its goodwill and indefinite-lived intangible assets required by SFAS No. 142. Products’ initial impairment test indicated that its carrying value exceeded the corresponding fair values, which were determined by using discounted cash flows and market multiples. The implied fair value of goodwill in these operating segments was then determined through the allocation of the fair value to the underlying assets and liabilities. The performance of certain operating units and changes in market conditions were the primary reasons for the decrease in operation units’ fair values that resulted in the impairment charge. The majority of this charge relates to the impairment of goodwill associated with the acquisition of Cooper Automotive.

Products recorded a non-cash charge of $437.0 million, net of applicable income tax benefit, to reduce the carrying value of its goodwill and indefinite-lived intangible assets to their estimated fair value as required by SFAS No. 142. The tax impact related to the charge was $10.8 million and was limited to the benefit derived from the impairment of certain intangible assets other than goodwill. The charge is presented as a cumulative effect of change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002.

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

A summary of the changes in Products’ goodwill and other indefinite-lived intangible assets is as follows:

	Balance at January 1, 2002	Impairments	Balance at December 31, 2002
	(Millions of Dollars)
Goodwill	$387.6	$(387.6)	$—
Trademarks	60.2	(60.2)	—

Total indefinite-lived intangible assets	$447.8	$(447.8)	$—

At December 31, 2002 and 2001, goodwill and other intangible assets consists of the following:

	December 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets
Developed technology	$67.2	$(11.8)	$55.4	$67.2	$(9.0)	$58.2
Indefinite-Lived Intangible Assets
Goodwill			$—			$387.6
Trademarks			—			60.2

Total Indefinite-Lived Intangible Assets			$—			$447.8

Products expects that amortization expense for its amortizable intangible assets for each of the years between 2003 and 2007 will be approximately $3 million.

The following table shows the pro-forma effect of SFAS No. 142 on Products’ earnings:

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Reported Net Loss	$(457.8)	$(363.8)	$(27.4)
Add-back: Goodwill amortization	—	12.6	12.3
Add-back: Indefinite-lived intangible asset amortization	—	5.3	5.3

Adjusted Net Loss	$(457.8)	$(345.9)	$(9.8)

Prior to the adoption of SFAS No. 142, Products evaluated its goodwill and other intangible assets in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of”. There were no impairment charges during 2001.

In 2000, Products recorded a $30.8 million charge for long-lived assets held for sale to fair value primarily associated with the actions of the 2000 restructuring program. Included in this charge is the write down of assets to their estimated fair value for the closure of certain facilities associated with the reorganization of the America’s friction business.

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

7. Restructuring Charges

In 2000, Products recognized a $17.8 million restructuring charge related to severance and exit costs. Employee severance costs of $13.9 million and exit costs of $3.9 million resulted primarily from the planned reorganization of the America’s friction business. Net employee reductions are expected to be approximately 400 comprised of 1,200 reductions associated with facility closings offset by 800 new hires in new or expanded facilities. Cash payments made during 2002 and 2001 against these reserves were $1.9 million and $3.5 million, respectively. There were no cash payments against restructuring reserves in 2000.

8. Commitments and Contingencies

Abex and Wagner Asbestos Litigation

Background:

Two of the Products’ businesses formerly owned by Cooper Industries, Inc. known as Abex and Wagner are involved as defendants in numerous court actions in the U.S. alleging personal injury from exposure to asbestos or asbestos-containing products. As a result of the Restructuring Proceedings, Products now includes as a pending claim open served claims, settled but not documented claims and settled but not paid claims. As of the Petition Date, Abex and Wagner were defendants in approximately 60,000 and 36,000 pending claims, respectively. Notices of complaints continue to be received post-petition and are in violation of the Automatic Stay.

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

The liability of the Products with respect to claims alleging exposure to Abex products arises from a contractual liability entered into in 1994 by the predecessor to the Products whose stock Federal-Mogul purchased in 1998. Pursuant to that contract, prior to the Restructuring Proceedings, Products was liable for certain indemnity and defense payments incurred on behalf of an entity known as Pneumo Abex Corporation, the successor in interest to Abex Corporation. Effective as of the Petition Date, Products has ceased making such payments and is currently considering whether to accept or reject the 1994 contractual liability.

As mentioned above, as of the Petition Date, all pending asbestos litigation of Abex (as to Federal-Mogul only) and Wagner is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court.

Recorded Liability:

The liability ($214.5 million as of December 31, 2002) represented Products’ estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. Products did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, Products made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

As a result of the Restructuring Proceedings (see Note 1), all pending asbestos-related litigation is stayed.

While Products believes that the liability recorded was appropriate for anticipated losses arising from asbestos-

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

related claims related to Abex and Wagner through 2012, it is Products’ view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the proceeding; the number of future claims that will be included in a plan of reorganization; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

No assurance can be given that Products will not be subject to material additional liabilities and significant additional litigation relating to Abex and Wagner asbestos matters through 2012 or thereafter. In the event that such liabilities exceed the remaining insurance coverage, the amounts recorded by Products or Products’ results of operations and financial condition could be materially affected.

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

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. Products may be liable for asbestos claims against Wagner and has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner.

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

Environmental Liabilities

At December 31, 2002 and 2001, Products had accruals of $5.3 million and $3.7 million, respectively, reserved for potential environmental liabilities, including $3.7 million and $2.4 million, respectively, classified as long-term liabilities, and $0.5 million included in liabilities subject to compromise at both December 31, 2002 and 2001. These accruals are based on Products’ current estimate of the most likely amount of losses that it believes will be incurred.

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Products has accrued the estimated cost associated with environmental matters based upon current available information from site investigations and consultations.

Products has not discounted its environmental liability. While environmental liability accruals involve estimates that can have wide ranges of potential liability, Products has taken a proactive approach and has managed the costs in these areas over the years. Products does not believe that the nature of their products, production processes, or materials or other factors involved in the manufacturing process subject Products to unusual risks or exposures for environmental liability. Products’ greatest exposure to inaccuracy in their estimates is with respect to the constantly changing definitions of what constitutes an environmental liability or an acceptable level of cleanup.

9. Long-Term Debt and Other Financing Arrangements

Products’ cash and indebtedness is managed by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Products, is provided through a consolidated cash and debt management system. As a result, the amount of domestic cash or debt historically related to Products is not determinable.

Products has intercompany loans with Federal-Mogul in the amount of $270.8 million, which is included in liabilities subject to compromise at December 31, 2002 and 2001. In 2001 and 2000, Federal-Mogul charged interest on the intercompany loans based on the stated rate of 7.0%. In accordance with SOP 90-7, Products has stopped recording interest expense on its intercompany debt effective October 1, 2001. Products’ contractual interest not accrued or paid in 2002 and 2001 for this note was $19.0 million and $4.7 million, respectively.

In November 2000, Products issued a note payable to another subsidiary of Federal-Mogul for the transfer of certain assets and liabilities (see Note 3), in the amount of $45.9 million. Interest on this note is calculated at the stated rate of 6.154%. This note is included in Products’ balance sheet under the caption liabilities subject to compromise at December 31, 2002 and 2001. In accordance with SOP 90-7, Products has stopped recording interest expense on its intercompany debt effective October 1, 2001. Products contractual interest not accrued or paid for this note in 2002 and 2001 was $2.8 million and $0.7 million, respectively.

Federal-Mogul has pledged 100% of Products’ capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Products has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul’s Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowing outstanding on such agreements aggregate $3,986.8 million and $3,971.4 million as of December 31, 2002 and 2001, respectively.

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

10. Net Parent Investment

Changes in net parent investment were as follows:

(Millions of Dollars)
Balance at January 1, 2000	$794.7
Net loss	(27.4)
Intercompany transactions, net	(47.7)

Balance at December 31, 2000	719.6
Reclassification of intercompany accounts and loans payable at the Petition Date to liabilities subject to compromise	(502.1)
Reclassification of accounts receivable from affiliates at the Petition Date	319.0
Reclassification transfer of accounts receivable from Federal-Mogul to Products	99.3

635.8
Net loss	(363.8)
Intercompany transactions, net	64.5

Balance at December 31, 2001	336.5
Net loss	(434.8)
Intercompany transactions, net	21.6

Balance at December 31, 2002	$(76.7)

11. Income Taxes

Products files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2002	2001	2000
Components of income tax expense (benefit)	(Millions of Dollars)
Current	$0.6	$—	$(13.3)
Deferred	14.4	(16.7)	3.4

Income tax expense (benefit)	$15.0	$(16.7)	$(9.9)

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended December 31
	2002	2001	2000
U.S. Federal statutory rate	35%	35%	35%
State and local taxes	2	2	1
Nondeductible goodwill	—	(2)	(7)
Valuation allowance	50	(31)	—

Effective tax rate	87%	4%	29%

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of Product’s net deferred tax asset are non-deductible accruals and amortization and depreciation timing differences.

	2002	2001
Net current deferred tax assets	$47.0	$47.0
Net long-term deferred tax assets	73.0	71.0

Gross deferred tax assets	120.0	118.0
Valuation allowance	(120.0)	(118.0)

Net deferred tax assets	$—	$—

12. Pension Plans

Products is included in the Federal-Mogul Corporation Pension Plan. As such, the related pension liability is recorded in Net Parent Investment at December 31, 2002 and 2001.

The pension charge allocated to Products was $4.0 million, $2.1 million and $0.7 million for 2002, 2001 and 2000, respectively.

13. Postretirement Benefits Other Than Pensions

Benefits provided to employees of Products under various Federal-Mogul postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescription drugs and life insurance, with medical care accounting for approximately 94% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $2.0 million, $2.3 million and $1.8 million for 2002, 2001 and 2000, respectively.

14. Concentrations of Credit Risk and Other

Products grants credit to their customers, which are primarily in the automotive industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising Products’ customer base. Products performs periodic credit evaluations of their customers and generally does not require collateral.

Products operates in a single business segment. Products manufactures and distributes brake friction materials and other products for use by the automotive aftermarket and in automobile assemblies. In addition, Products manufactures and distributes suspension, steering drive-line and brake system components and material for the automotive aftermarket. No single customer accounted for 10% or more of revenues in 2002, 2001 or 2000. All revenues and assets of Products reside in the United States.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Ignition Company and subsidiaries, a wholly owned subsidiary of Federal-Mogul Corporation, as of as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Ignition Company and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Federal-Mogul Ignition Company and subsidiaries will continue as a going concern. As more fully described in the notes to the consolidated financial statements, on October 1, 2001, Federal-Mogul Corporation and its wholly owned United States subsidiaries, which includes Federal-Mogul Ignition Company, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, certain of Federal-Mogul Corporation’s subsidiaries in the United Kingdom have filed jointly for Chapter 11 and Administration under the United Kingdom Insolvency Act of 1986. Uncertainties inherent in the bankruptcy process raise substantial doubt about Federal-Mogul Ignition Company’s ability to continue as a going concern. Management’s intentions with respect to these matters are also described in the notes. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6 to the consolidated financial statements, Federal-Mogul Ignition Company changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002.

/s/ ERNST & YOUNG LLP
Detroit, Michigan
February 5, 2003

FEDERAL-MOGUL IGNITION COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Net sales:
Third party sales	$821.3	$867.8	$960.0
Affiliate sales	136.5	121.7	120.8

Total net sales	957.8	989.5	1,080.8
Cost of products sold	752.7	772.3	802.5
Selling, general and administrative expenses	141.2	159.0	156.5
Provision for bad debt from affiliate Debtors	—	306.4	—
Amortization expense	1.9	14.6	19.0
Restructuring charges	5.4	3.7	10.2
Adjustment of assets held for sale and other long-lived assets to fair value	11.2	289.1	4.7
Interest (income) expense, net	(5.8)	23.7	32.9
Gain on sale of business	(2.8)	(35.6)	—
Other expense, net	3.6	11.1	22.9

Earnings (loss) before income taxes	50.4	(554.8)	32.1
Income tax expense (benefit)	34.3	(3.2)	11.2

Net earnings (loss)	16.1	(551.6)	20.9
Components of comprehensive income (loss)
Translation adjustments	5.4	(6.1)	9.5

Comprehensive income (loss)	$21.5	$(557.7)	$30.4

See accompanying notes to consolidated financial statements

FEDERAL-MOGUL IGNITION COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2001
	(Millions of Dollars)
ASSETS
Cash and equivalents	$20.4	$32.6
Accounts receivable, net	177.8	171.9
Inventories	154.9	158.0
Supplies inventories	19.9	19.9
Other	15.7	19.7

Total Current Assets	388.7	402.1
Property, plant and equipment, net	272.7	267.6
Goodwill and indefinite-lived intangible assets	250.4	250.6
Definite-lived intangible assets, net	36.3	38.1
Other noncurrent assets	6.9	11.1

Total Assets	$955.0	$969.5

LIABILITIES AND NET PARENT INVESTMENT
Accounts payable	$43.4	$40.2
Accrued compensation	18.5	20.0
Restructuring and rationalization reserves	1.9	3.2
Accrued rebates and customer incentives	7.2	6.9
Other accrued liabilities	27.8	10.5

Total Current Liabilities	98.8	80.8
Other long-term liabilities	15.7	11.2
Liabilities subject to compromise	806.5	804.4
Minority interest in consolidated subsidiaries	70.7	70.7
Net Parent Investment
Accumulated other comprehensive loss	(49.3)	(43.9)
Intercompany transactions	12.6	46.3

Net Parent Investment	(36.7)	2.4

Total Liabilities and Net Parent Investment	$955.0	$969.5

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL IGNITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Cash provided from (used by) operating activities:
Net earnings (loss)	$16.1	$(551.6)	$20.9
Adjustments to reconcile net earnings (loss) to net cash provided from operating activities:
Provision for bad debt from affiliate Debtors	—	306.4	—
Gain on sale of businesses, net	(2.8)	(35.6)	—
Depreciation and amortization	33.1	49.6	56.0
Restructuring charge	5.4	3.7	10.2
Adjustment of assets held for sale and other long-lived assets to fair value	11.2	289.1	4.7
Changes in assets and liabilities:
Accounts receivable	(5.9)	(4.3)	6.4
Inventories	3.1	(14.8)	(1.5)
Accounts payable	3.2	8.0	(15.1)
Other assets and liabilities	4.7	(42.0)	47.4

Net cash provided from operating activities	68.1	8.5	129.0

Cash provided from (used by) investing activities:
Capital expenditures	(52.7)	(73.9)	(57.0)
Proceeds from sale of business	33.0	164.8	—

Net cash (used by) provided from investing activities	(19.7)	90.9	(57.0)

Cash provided from (used by) financing activities:
Transfers to parent	(60.6)	(117.3)	(54.4)

Net cash used by financing activities	(60.6)	(117.3)	(54.4)

(Decrease) Increase in cash and equivalents	(12.2)	(17.9)	17.6
Cash and equivalents at beginning of year	32.6	50.5	32.9

Cash and equivalents at end of year	$20.4	$32.6	$50.5

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying financial statements reflect the consolidated assets, liabilities and operations of Federal-Mogul Ignition Company and its subsidiaries (“Ignition”). Ignition is a wholly-owned subsidiary of Federal-Mogul Corporation (“Federal-Mogul”).

Ignition operates with financial and operations staff on a decentralized basis. Federal-Mogul provides certain centralized services for employee benefits administration, cash management, risk management, legal services, public relations, domestic tax reporting and internal and external audit. Federal-Mogul charges Ignition for all such direct expenses incurred on its behalf. General expenses that are not directly attributable to the operations of Ignition have been allocated based on management’s estimates, primarily driven by sales. Management believes that this allocation method is reasonable.

The accompanying consolidated financial statements are presented as if Ignition had existed as an entity separate from its parent during the periods presented and includes the assets, liabilities, revenues and expenses that are directly related to Ignition’s operations.

Ignition’s separate debt and related interest expense have been included in the consolidated financial statements. Ignition is fully integrated into its parent’s cash management system, as such, all of their domestic cash requirements are provided by its parent and any excess cash generated by Ignition is transferred to the parent.

Voluntary Reorganization Under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), Federal-Mogul Corporation (the “Company” or “Federal-Mogul”) and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Ignition was included in the U.S. Restructuring. Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et. al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company’s non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows. Under the Restructuring Proceedings, the Debtors, including Ignition, expect to develop and implement a plan for addressing the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The U.S. Debtors, including Ignition, are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of an Administrator approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, all pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors’ intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act.

In the U.S., three committees, representing asbestos claimants, unsecured creditors and equity security holders have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, have the right to be heard on all matters that come before the Bankruptcy Court. The appointed committees, together with the legal representative for the future asbestos claimants, play important roles in the Restructuring Proceedings. In the U.K., the Administrator has appointed a creditors committee, representing both asbestos claimants and general unsecured creditors.

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization within 120 days following the Petition Date with the Bankruptcy Court. The Debtors requested the Bankruptcy Court to extend the period of exclusivity to November 1, 2002, and the request was granted. On October 30, 2002, the Bankruptcy Court granted an additional extension of the period of exclusivity to March 3, 2003. This date was further extended by Federal District Court order until March 6, 2003. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan of reorganization is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors. As provided by the Act, the Administrator will propose a scheme of arrangement to the High Court.

On January 31, 2003, Federal-Mogul announced that it had reached an agreement in principle with its major U.S. creditor constituencies as to the terms of a consensual plan of reorganization. Although a number of issues remain to be resolved, the consensual plan of reorganization is expected to be filed by March 6, 2003. The agreement in principle provides that the noteholders and asbestos claimants of Federal-Mogul, present and future, will convert all of their claims into equity of the reorganized Company. Specifically, 49.9% of newly authorized and issued conversion stock will be distributed to the noteholders, and 50.1% of newly authorized and issued conversion stock will be distributed to a trust established pursuant to Section 524(g) of the Bankruptcy Code for the benefit of existing and future asbestos claimants. United States trade creditors are expected to receive one or more cash distributions under the consensual plan. Subject to further negotiation, the Plan of Reorganization currently provides for the cancellation of pre-petition equity interests. The filing of the Plan of Reorganization will be followed by various critical documents, specifically, the Plan Disclosure Statement detailing the reorganization transaction and the U.K scheme of arrangement.

There are two possible types of U.K. schemes of arrangements. The first is under Section 425 of the Companies Act of 1985, which may involve a scheme for the reconstruction of the company. If a majority in number representing three-fourths in value of the creditors or members or any class of them agree to the compromise or arrangement, it is binding if sanctioned by the High Court. Section 425 may be invoked where there is an Administration order in force in relation to the company. The other possible type of scheme arises under Section 1 of the Insolvency Act of 1986 in relation to Company Voluntary Arrangements (“CVA”). If a majority in value representing more than three-fourths of the creditors agrees to the compromise or arrangement set out in the CVA proposal, it will be approved.

Ignition is unable to predict with a high degree of certainty at this time what treatment will be accorded under any such plan of reorganization to intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. Various parties in the Chapter 11 cases may challenge these arrangements, transactions, and relationships, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan of reorganization. The Bankruptcy Court has set March 3, 2003 as a bar date for asbestos property damage claims and for general and commercial claims.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors’ pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors.

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a $675 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. The DIP credit facility expires in October 2003 and bears interest at either the alternate base rate (“ABR”) plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3.5 percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $675 million commitment is reduced by a portion of the proceeds received from an asset sale or business divestiture. Available borrowings under the DIP credit facility are impacted by the underlying collateral at any point in time, consisting of domestic fixed assets, accounts receivable and inventory.

Ignition’s domestic inventories, accounts receivable and property, plant and equipment have been pledged as collateral to the DIP credit facility.

Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. Given this uncertainty, there is substantial doubt about the ability of Ignition to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrator or the High Court or otherwise as permitted in the ordinary course of business, Ignition may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization or scheme of arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

As reflected in the consolidated financial statements, “Liabilities subject to compromise” refers to liabilities of entities of Ignition included in the U.S. Restructuring incurred prior to the Petition Date. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent Ignition’s estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments. Future adjustments may result from (i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrator; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the U.S. Restructuring.

	December 31
	2002	2001
Accounts payable	$36.5	$34.6
Accounts payable to affiliated companies	156.7	156.5
Loans payable to affiliated companies	447.5	447.5
Interest payable to affiliated companies	162.8	162.8
Environmental liabilities	3.0	3.0

Total	$806.5	$804.4

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Pursuant to the Bankruptcy Code, Federal-Mogul has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors, including Ignition, as of the Petition Date. On October 4, 2002, Federal-Mogul issued approximately 100,000 proof of claim forms to its current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims in the Chapter 11 Cases. A March 3, 2003 bar date has been set for the filing of proofs of claim against the Debtors. Because the Debtors have not completed evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to Ignition’s financial statements.

The Debtors, including Ignition, have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims and certain other pre-petition claims.

The appropriateness of using the going concern basis for its financial statements is dependent upon, among other things, (i) Federal-Mogul’s ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of Federal-Mogul to maintain adequate cash on hand; (iii) the ability of Federal-Mogul to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; and (v) Federal-Mogul’s ability to achieve profitability following such confirmation.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Debtors’ Financial Statements

The condensed consolidated financial statements of the Ignition entities included in the U.S. Restructuring are presented below. These statements reflect the financial position, results of operations and cash flows of the combined Ignition entities in the U.S. Restructuring, including certain amounts and activities between Debtors and non-Debtor subsidiaries of Ignition, which are eliminated in the consolidated Ignition financial statements.

Debtors’ Condensed Consolidated Statement of Operations

	Year Ended December 31
	2002	2001
	(Millions of Dollars)
Net sales:
Third party sales	$547.3	$607.8
Affiliate sales	48.4	47.0

Total net sales	595.7	654.8
Cost of products sold	470.8	528.9
Selling, general and administrative expenses	102.3	120.0
Provision for bad debt from affiliate Debtors	—	244.3
Amortization expense	1.9	12.9
Restructuring charges	4.3	1.9
Adjustment of assets held for sale and other long-lived assets to fair value	6.1	207.6
Interest expense, net	—	28.7
Gain on sale of business	—	(35.6)
Other expense, net	5.3	9.9

Earnings (loss) before income taxes and equity earnings (loss) of non-Debtor subsidiaries	5.0	(463.8)
Income tax expense (benefit)	2.1	(3.8)

Earnings (loss) before equity earnings (loss) of non-Debtor subsidiaries	2.9	(460.0)
Equity earnings (loss) of non-Debtor subsidiaries	13.2	(91.6)

Net earnings (loss)	$16.1	$(551.6)

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Debtors’ Condensed Consolidated Balance Sheet

	December 31
	2002	2001
	(Millions of Dollars)
ASSETS
Accounts receivable, net	$113.5	$116.2
Accounts receivable—non-Debtor affiliates	10.4	11.2
Inventories	100.6	119.1
Other	13.7	9.7

Total Current Assets	238.2	256.2
Property, plant and equipment, net	119.2	134.0
Goodwill and indefinite-lived intangible assets	230.4	229.4
Definite-lived intangible assets, net	36.3	38.1
Investment in non-Debtor subsidiaries	171.6	174.4
Loan receivable—non-Debtor affiliates	18.5	15.7
Other noncurrent assets	3.6	5.3

Total Assets	$817.8	$853.1

LIABILITIES AND NET PARENT INVESTMENT
Accounts payable	$13.5	$12.2
Accounts payable—non-Debtors	17.7	17.2
Other accrued liabilities	15.5	15.6

Total Current Liabilities	46.7	45.0
Other long-term liabilities	1.3	1.3
Liabilities subject to compromise	806.5	804.4
Net Parent Investment	(36.7)	2.4

Total Liabilities and Net Parent Investment	$817.8	$853.1

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Debtors’ Condensed Consolidated Statements of Cash Flows

	December 31
	2002	2001
	(Millions of Dollars)
Net cash provided from (used by) operating activities	$22.5	$(32.0)
Cash provided from (used by) investing activities:
Capital expenditures	(10.3)	(15.5)
Proceeds from sale of business	2.6	164.8

Net cash (used by) provided from investing activities	(7.7)	149.3
Cash provided from (used by) financing activities:
Transfers to parent	(14.8)	(117.3)

Net cash used by financing activities	(14.8)	(117.3)

Net change in cash	—	—
Cash at beginning of year	—	—

Cash at end of year	$—	$—

2. Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Ignition, and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are stated at historical value, which approximates fair value. Ignition does not generally require collateral for its trade accounts receivable.

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and Ignition’s historical experience of write-offs. If not reserved through specific examination procedures, Ignition general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $16.2 million and $15.7 million at December 31, 2002 and 2001, respectively.

Inventories: Inventories are carried at cost or, if lower, net realizable value. Cost is determined using the last-in, first-out (“LIFO”) method for approximately 63% and 70% of the inventory at December 31, 2002 and 2001, respectively. The remaining inventories are recorded using the first-in, first-out method. If inventories had been valued at current cost amounts reported would have increased by $8.8 million and $6.6 million at December 31, 2002 and 2001 respectively. Inventories have also been reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to estimated future sales and usage.

Long-lived assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, Ignition performs the required analysis and records an impairment charge, if any, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Indefinite lived intangible assets: Indefinite-lived intangible assets, such as goodwill and trademarks, are carried at historical value and not amortized. Indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist. The impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon a combination of discounted cash flows and market multiples. External valuation consultants assist the Company with this analysis.

Revenue Recognition: Ignition recognizes sales when products are shipped and title has transferred to the customer, the sales price is fixed or determinable, and the collectibility of revenue is reasonably assured. Affiliate sales are transferred at cost. Accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. Adjustments to such returns and allowances are made as new information becomes available.

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

Research and Development and Advertising Costs: Ignition expenses research and development costs as incurred. Research and development expense for 2002, 2001 and 2000 was $14.5 million, $17.3 million and $28.9 million, respectively. Advertising and promotion expense was $3.0 million, $3.4 million and $3.3 million for 2002, 2001 and 2000, respectively.

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

Net Parent Investment: The Net Parent Investment account reflects the balance of Ignition’s historical earnings, intercompany amounts, income taxes accrued and deferred, postemployment liabilities, other transactions between Ignition and Federal-Mogul, foreign currency translations and equity pension adjustments. During 2001, Ignition recorded a provision for bad debt from affiliated Debtors of $306.4 million for pre-petition intercompany accounts receivable from related Debtors outside of Ignition at the Petition Date. These receivables were previously recorded in Net Parent Investment.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain items in the prior years financial statements have been reclassified to conform with the presentation used in 2002.

New Accounting Pronouncements:

Accounting for Costs Associated with Exit or Disposal Activities: In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement addresses financial accounting and reporting for costs associated with an exit activity (including restructuring) or with the disposal of long-lived assets and supercedes Emerging Issues Task Force Issue No. 94-3. Under SFAS No. 146, a liability is recorded for a cost

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS No. 146 requires disclosure of information about exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002 with earlier adoption encouraged. SFAS No. 146 does not allow for the restatement of previously issued financial statements and grandfathers the accounting for liabilities previously recorded under Emerging Issues Task Force Issue No. 94-3. Ignition does not expect the adoption of SFAS No. 146 to have a material impact on its financial statements.

Accounting for Goodwill and Other Intangible Assets: In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that was completed after June 30, 2001. Ignition has not made any acquisitions since this time. The adoption of SFAS No. 142 is discussed in Note 7 to the consolidated financial statements.

3. Divestitures

During 2002, Ignition completed two divestitures of non-core businesses as follows:

•	During the first quarter of 2002 Ignition completed the divestiture of its Signal-Stat Lighting Products business (“Signal-Stat”) to Truck-Lite Co., Inc. Signal-Stat produces exterior lighting and power distribution products primarily for heavy duty and commercial vehicle markets.

•	In November 2002, Ignition completed the divestiture of Federal-Mogul Camshafts de Mexico S. de R.L. de C.V. (“Camshafts de Mexico”), to Linamar Corporation. Camshafts de Mexico manufactures camshafts for the North American original equipment market.

In aggregate these businesses employed approximately 885 employees and had 2002, 2001 and 2000 net sales of $20.0 million, $59.7 million and $70.2 million, respectively. Ignition received aggregated proceeds of $33.0 million. Ignition recognized an aggregated pre-tax gain of $2.8 million on these divestitures.

In addition to the 2002 divestitures, Ignition also announced its intent to sell principally all of its original equipment lighting operations. The intent to sell these assets does not meet the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (SFAS No. 144). Therefore, Ignition has continued to depreciate these assets and the assets continue to be valued in accordance with SFAS No. 144 as assets to be “held and used”.

During 2001, Ignition completed divestitures of non-core businesses including:

•	In May 2001, the divestiture of its Champion aviation ignition products division (“Aviation”) to TransDigm Inc. Aviation provides products for all major commercial, military and general aircraft applications.

•	In August 2001, the divestiture of the aftermarket operations of Blazer Lighting Products (“Blazer”) to Clean-Rite Products LLC, an automotive aftermarket supplier. Blazer manufactures exterior vehicle lighting products.

In aggregate, these businesses had 2001 net sales of $90.1 million and 454 employees. Ignition received aggregated proceeds of $164.8 million. Ignition recorded an after tax gain of $35.6 million on these divestitures.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

4. Inventories

Inventories consisted of the following:

	December 31
	2002	2001
	(Millions of Dollars)
Raw materials.	$42.1	$38.1
Work-in-process	40.9	39.3
Finished goods	84.9	87.0

	167.9	164.4
Reserves and allowances	(13.0)	(6.4)

	$154.9	$158.0

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31
	2002	2001
	(Millions of Dollars)
Land and land improvements	$7.5	$5.4
Buildings	60.5	60.9
Machinery and equipment	350.8	317.1

	418.8	383.4
Accumulated depreciation	(146.1)	(115.8)

	$272.7	$267.6

Total rental expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was $8.3 million, $8.8 million and $7.6 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions:

2003	$2.7
2004	2.6
2005	2.3
2006	1.0
2007	0.1
Thereafter	0.1

6. Asset Impairment

Long-lived assets

During 2002, Ignition recorded an impairment charge of $11.2 million to adjust long-lived tangible assets to their estimated fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). The charge primarily relates to the impairment of assets that Ignition intends to divest. The value of these assets was estimated based upon the future cash flows should Ignition divest of these assets on an individual, open-market basis.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Prior to 2002 Ignition evaluated its long-lived assets in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of”. During 2001, Ignition determined that its undiscounted cash flows were less than its carrying value. Accordingly, Ignition adjusted the carrying value of its assets to their estimated fair value resulting in an impairment charge of $289.1 million.

During 2000, Ignition recorded a $4.7 million charge for long-lived assets held for sale to fair value primarily associated with the planned closure of Australian and Taiwanese sales, administrative, and distribution facilities; and consolidation of an administrative facility at Ignition’s Ohio facility.

Goodwill and Other Intangible Assets – Adoption of SFAS No. 142

Effective January 1, 2002, Ignition adopted SFAS No. 142, resulting in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. The adoption of SFAS No. 142 has also required the reclassification of various intangible asset classes according to the measurability of their useful lives. During the second quarter of 2002, Ignition performed the impairment tests of its goodwill and indefinite-lived intangible assets required by SFAS No. 142. Ignition’s initial impairment test indicated that its carrying value did not exceed the corresponding fair values, which were determined by using discounted cash flows and market multiples. Therefore, no impairment charge was required.

Ignition completed its required annual impairment analysis as of October 1, 2002 and, based upon this analysis, no impairment charge was required.

At December 31, 2002 and 2001, goodwill and other intangible assets consists of the following:

	December 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets
Developed technology	$44.3	$(8.0)	$36.3	$44.3	$(6.2)	$38.1
Indefinite-Lived Intangible Assets
Goodwill			$140.2			$140.4
Trademarks			110.2			110.2

Total Indefinite-Lived Intangible Assets			$250.4			$250.6

Ignition expects that amoritization expense for its amortizable intangible assets for each of the years between 2003 and 2007 will be approximately $2 million.

The following table shows the pro-forma effect of SFAS No. 142 on Ignition’s earnings:

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Reported Net Earnings (Loss)	$(16.1)	$(551.6)	$20.9
Add-back: Gooodwill amortization	—	7.5	10.1
Add-back: Indefinite-lived intangible asset amortization	—	5.2	7.0

Adjusted Net Earnings (Loss)	$(16.1)	$(538.9)	$38.0

7. Restructuring Charges

Ignition recorded $5.4 million and $3.7 million in 2002 and 2001, respectively, of restructuring charges primarily related to severance costs resulting from salaried employee reductions in North America and Europe. Cash payments made during 2002 and 2001 were $6.7 million and $9.0 million, respectively.

In 2000, Ignition recognized a $10.2 million restructuring charge related to severance and exit costs. Severance costs of $4.7 million and exit costs of $5.5 million resulted from the planned closure of Australian and Taiwanese sales, administrative, and distribution facilities; consolidation of an administrative facility at Ignition’s Ohio facility; consolidation of Ignition’s Americas wiper and lighting businesses; and various other programs in Europe.

8. Commitments and Contingencies

At December 31, 2002 and 2001, Ignition had accruals of $5.5 million and $5.7 million, respectively, with respect to potential environmental liabilities, including $3.0 million and $3.0 million classified as liabilities subject to compromise and $1.1 million and $1.2 million classified as a long-term liability. These accruals are based on Ignition’s current estimate of the most likely amount of losses that it believes will be incurred. Ignition has accrued the estimated cost associated with environmental matters based upon current available information from site investigators and consultants.

Ignition has not discounted its environmental liability. While the environmental liability involves estimates that can have wide ranges of potential liability, Ignition has taken a proactive approach and has managed environmental costs over the years. Ignition does not believe that the nature of their products, production processes, materials or other factors involved in the manufacturing process is subject to unusual risks or exposures for environmental liability. Ignition’s greatest exposure to inaccuracy in their estimates is with respect to the constantly changing definitions of what constitutes an environmental liability or an acceptable level of cleanup.

9. Long-Term Debt and Other Financing Arrangements

Ignition’s cash and indebtedness is managed by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Ignition’s, is provided through a consolidated cash and debt management system. As a result, the amount of domestic cash or debt historically related to Ignition is not determinable.

Ignition has an intercompany loan, including accrued interest, with Federal-Mogul in the amount of $610.3 million, which is included in liabilities subject to compromise at December 31, 2002 and 2001. In 2001 and 2000, Federal-Mogul charged interest on the intercompany loans based on the stated rate of 6.8%. In accordance with SOP 90-7, Ignition stopped recording interest expense on its outstanding notes effective October 1, 2001. As a result, Ignition was relieved of $32.4 million and $8.1 million for the years ended December 31, 2002 and 2001, respectively.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal-Mogul has pledged 100% of Ignition’s capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Ignition has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul’s Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowings under such agreements aggregated $3,986.8 million and $3,971.4 million as of December 31, 2002 and 2001, respectively.

10. Net Parent Investment

Changes in net parent investment were as follows:

(Millions of Dollars)
Balance at January 1, 2000	$786.3
Comprehensive income	30.4
Intercompany transactions, net	189.4

Balance at December 31, 2000	1,006.1
Reclassification of intercompany accounts and loans payable at the Petition Date to Liabilities subject to compromise	(758.7)
Reclassification of accounts receivable from affiliates at the Petition Date	306.4
Reclassification transfer of accounts receivable from Federal-Mogul to Ignition	43.0

596.8
Comprehensive loss	(557.7)
Intercompany transactions, net	(36.7)

Balance at December 31, 2001	2.4
Comprehensive income	21.5
Intercompany transactions, net	(60.6)

Balance at December 31, 2002	(36.7)

Ignition includes accumulated other comprehensive loss in Net Parent Investment. At December 31, 2002 accumulated other comprehensive loss included $48.2 million of foreign currency translation adjustments and $(4.1) million of minimum pension funding. At December 31, 2001 accumulated other comprehensive loss included $48.0 million of foreign currency translation adjustments and $(4.1) million of minimum pension funding.

11. Income Taxes

Ignition files a consolidated return with its parent for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Components of income tax expense (benefit)
Current	$27.3	$46.6	$6.8
Deferred	7.0	(49.8)	4.4

Income tax expense (benefit)	$34.3	$(3.2)	$11.2

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended December 31
	2002	2001	2000
Effective tax rate reconciliation:
U.S. Federal statutory rate	35%	35%	35%
State and local taxes	1	1	—
Foreign operations	20	(1)	(5)
Divestitures	—	(4)	—
Goodwill impairment	—	(5)	—
Goodwill amortization and other	1	1	(5)
Valuation allowance	11	(26)	—

Effective tax rate	68%	1%	25%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Ignition net deferred tax asset are non-deductible accruals and amortization and depreciation timing differences.

	December 31
	2002	2001
	(Millions of Dollars)
Net current deferred tax assets	$29.1	$29.2
Net long-term deferred tax assets	96.2	117.4

Gross deferred tax assets	125.3	146.6
Valuation allowance	(123.1)	(142.4)

Net deferred tax assets	$2.2	$4.2

As Ignition files a consolidated tax return with Federal-Mogul, the net deferred tax asset at December 31, 2002 and 2001 is a component of the net parent investment.

12. Pension Plans

Ignition is included in the Federal-Mogul Corporation Pension Plan. As such, the related pension liability is recorded in Net Parent Investment at December 31, 2002 and 2001.

The pension charge allocated to Ignition for the years ended December 31, 2002 and 2001 was $2.7 million and $2.9 million, respectively. For the year ended December 31, 2000, a pension credit was allocated to Ignition of approximately $0.3 million.

13. Postretirement Benefits Other Than Pensions

Benefits provided to employees of Ignition under various Federal-Mogul postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescription drugs and life insurance, with medical care accounting for approximately 94% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $12.5 million, $14.4 million and $11.5 million, for 2002, 2001 and 2000, respectively.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

14. Concentrations of Credit Risk and Other

Financial instruments, which potentially subject Ignition to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Ignition’s customer base is primarily in the automotive industry. Ignition’s credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions help to mitigate any concentration of credit risk. Ignition requires placement of cash in financial institutions evaluated as highly creditworthy. Ignition performs periodic credit evaluations of their customers and generally does not require collateral.

Ignition operates in a single business segment. Ignition manufactures and distributes spark plugs, wiper blades, lamps, and other products for use by the automotive aftermarket and in automobile assemblies. No single customer accounted for 10% or more of revenues in 2002, 2001 or 2000. The following table shows the geographic information as of December 31:

	Third Party Sales			Net Property, Plant and Equipment
	2002	2001	2000	2002	2001
	(Millions of Dollars)
United States	$538.0	$598.6	$677.3	$119.2	$135.7
Mexico	183.3	169.5	178.0	97.5	83.0
Europe	82.9	82.9	83.3	55.3	48.6
Other	17.1	16.8	21.4	0.7	0.3

Total	$821.3	$867.8	$960.0	$272.7	$267.6

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Powertrain, Inc. and subsidiaries, a wholly owned subsidiary of Federal-Mogul Corporation, as of December 31, 2002 and 2001 and the related consolidated statements of operations, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Powertrain, Inc. and subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Federal-Mogul Powertrain, Inc. and subsidiaries will continue as a going concern. As more fully described in the notes to the consolidated financial statements, on October 1, 2001, Federal-Mogul Corporation and its wholly owned United States subsidiaries, which includes Federal-Mogul Powertrain, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, certain Federal-Mogul subsidiaries in the United Kingdom have filed jointly for Chapter 11 and Administration under the United Kingdom Insolvency Act of 1986. Uncertainties inherent in the bankruptcy process raise substantial doubt about Federal-Mogul Powertrain, Inc.’s ability to continue as a going concern. Management’s intentions with respect to these matters are also described in the notes. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6 to the consolidated financial statements, Federal-Mogul Powertrain, Inc. changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002.

/s/ ERNST & YOUNG LLP

Detroit, Michigan

February 5, 2003,

except for Note 16, as to which

the date is February 26, 2003

FEDERAL-MOGUL POWERTRAIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Net sales:
Third party sales	$669.7	$669.7	$770.4
Affiliate sales	41.5	29.7	30.3

Total net sales	711.2	699.4	800.7
Cost of products sold	596.9	591.6	652.9
Selling, general and administrative expenses	74.4	68.5	68.7
Provision for bad debt from affiliate Debtors	—	1,088.4	—
Amortization expense	—	12.0	13.3
Restructuring charges	11.2	—	—
Adjustment of assets held for sale and other long-lived assets to fair value	25.3	133.7	—
Interest (income) expense, net	—	30.2	40.6
Other expense, net	3.8	24.6	10.8

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	(0.4)	(1,249.6)	14.4
Income tax expense (benefit)	3.7	(40.0)	10.5

Earnings (loss) before cumulative effect of change in accounting principle	(4.1)	(1,209.6)	3.9
Cumulative effect of change in accounting principle	202.2	—	—

Net Earnings (Loss)	$(206.3)	$(1,209.6)	$3.9

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL POWERTRAIN, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2001
	(Millions of Dollars)
ASSETS
Accounts receivable, net	$80.7	$79.2
Inventories	36.9	33.6
Other	12.5	5.9

Total Current Assets	130.1	118.7
Property, plant and equipment, net	301.7	340.5
Goodwill and indefinite-lived intangible assets	103.1	305.3
Other noncurrent assets	29.9	24.1

Total Assets	$564.8	$788.6

LIABILITIES AND NET PARENT INVESTMENT
Accounts payable	$24.9	$20.9
Accrued compensation	14.6	15.1
Restructuring reserves	7.7	—
Other accrued liabilities	16.4	17.0

Total Current Liabilities	63.6	53.0
Other long-term liabilities	3.1	4.3
Liabilities subject to compromise	651.7	652.8
Minority interest in consolidated subsidiaries	20.4	24.6
Net Parent Investment	(174.0)	53.9

Total Liabilities and Net Parent Investment	$564.8	$788.6

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL POWERTRAIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Cash provided from (used by) operating activities:
Net earnings (loss)	$(206.3)	$(1,209.6)	$3.9
Adjustments to reconcile net earnings (loss) to net cash provided from (used by) operating activities:
Cumulative effect of change in accounting principle	202.2	—	—
Provision for bad debt from affiliate Debtors	—	1,088.4	—
Depreciation and amortization	59.5	49.9	49.6
Restructuring charges	11.2	—	—
Adjustment of assets held for sale and other long-lived assets to fair value	25.3	133.7	—
Payments against restructuring reserves	3.0	—	—
Changes in assets and liabilities:
Accounts receivable	(1.5)	8.0	6.4
Inventories	(3.3)	4.7	(0.3)
Accounts payable and accrued liabilities	4.0	(0.9)	(40.4)
Other assets and liabilities, net	(33.0)	51.4	(7.0)

Net cash provided from (used by) operating activities	61.1	125.6	12.2
Cash provided from (used by) investing activities:
Capital expenditures	(41.1)	(37.2)	(52.6)
Proceeds from sale of business	1.6	45.4	—

Net cash (used by) provided from investing activities	(39.5)	8.2	(52.6)
Cash provided from (used by) financing activities:
Repayments of long-term debt	—	(4.7)	(3.9)
Transfers (to) from parent	(21.6)	(129.1)	44.3

Net cash (used by) provided from financing activities	(21.6)	(133.8)	40.4

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying financial statements reflect the consolidated assets, liabilities and operations of Federal-Mogul Powertrain, Inc. and its subsidiaries (“Powertrain”). Powertrain is a wholly-owned subsidiary of T&N Industries Inc., which is a wholly-owned subsidiary of Federal-Mogul Corporation (“Federal-Mogul”).

Powertrain operates with financial and operational staff on a decentralized basis. Federal-Mogul provides certain centralized services for employee benefits administration, cash management, risk management, legal services, public relations, domestic tax reporting and internal and external audit. Federal-Mogul charges Powertrain for all such direct expenses incurred on its behalf. General expenses, excluding Chapter 11 and Administration related organization expenses, that are not directly attributable to the operations of Powertrain have been allocated based on management’s estimates, primarily driven by sales. Management believes that this allocation method is reasonable.

The accompanying consolidated financial statements are presented as if Powertrain had existed as an entity separate from its parent during the periods presented and include the assets, liabilities, revenues and expenses that are directly related to Powertrain’s operations.

Powertrain’s separate debt and related interest expense have been included in the consolidated financial statements. Powertrain is fully integrated into its parent’s cash management system, as such, all cash requirements are provided by its parent and any excess cash generated by Powertrain is transferred to its parent.

Voluntary Reorganization Under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), Federal-Mogul Corporation (the “Company” or “Federal-Mogul”) and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Powertrain was included in the U.S. Restructuring. Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et. al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company’s non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows. Under the Restructuring Proceedings, the Debtors, including Powertrain, expect to develop and implement a plan for addressing the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The U.S. Debtors, including Powertrain, are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of an Administrator approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, all pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors’ intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act.

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In the U.S., three committees, representing asbestos claimants, unsecured creditors and equity security holders have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, have the right to be heard on all matters that come before the Bankruptcy Court. The appointed committees, together with the legal representative for the future asbestos claimants, play important roles in the Restructuring Proceedings. In the U.K., the Administrator has appointed a creditors committee, representing both asbestos claimants and general unsecured creditors.

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization within 120 days following the Petition Date with the Bankruptcy Court. The Debtors requested the Bankruptcy Court to extend the period of exclusivity to November 1, 2002, and the request was granted. On October 30, 2002, the Bankruptcy Court granted an additional extension of the period of exclusivity to March 3, 2003. This date was further extended by Federal District Court order until March 6, 2003. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan of reorganization is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors. As provided by the Act, the Administrator will propose a scheme of arrangement to the High Court.

On January 31, 2003, Federal-Mogul announced that it had reached an agreement in principle with its major U.S. creditor constituencies as to the terms of a consensual plan of reorganization. Although a number of issues remain to be resolved, the consensual plan of reorganization is expected to be filed by March 6, 2003. The agreement in principle provides that the noteholders and asbestos claimants of Federal-Mogul, present and future, will convert all of their claims into equity of the reorganized Company. Specifically, 49.9% of newly authorized and issued conversion stock will be distributed to the noteholders, and 50.1% of newly authorized and issued conversion stock will be distributed to a trust established pursuant to Section 524(g) of the Bankruptcy Code for the benefit of existing and future asbestos claimants. United States trade creditors are expected to receive one or more cash distributions under the consensual plan. Subject to further negotiation, the Plan of Reorganization currently provides for the cancellation of pre-petition equity interests. The filing of the Plan of Reorganization will be followed by various critical documents, specifically, the Plan Disclosure Statement detailing the reorganization transaction and the U.K scheme of arrangement.

There are two possible types of U.K. schemes of arrangements. The first is under Section 425 of the Companies Act of 1985, which may involve a scheme for the reconstruction of the company. If a majority in number representing three-fourths in value of the creditors or members or any class of them agree to the compromise or arrangement, it is binding if sanctioned by the High Court. Section 425 may be invoked where there is an Administration order in force in relation to the company. The other possible type of scheme arises under Section 1 of the Insolvency Act of 1986 in relation to Company Voluntary Arrangements (“CVA”). If a majority in value representing more than three-fourths of the creditors agrees to the compromise or arrangement set out in the CVA proposal, it will be approved.

Powertrain is unable to predict with a high degree of certainty at this time what treatment will be accorded under any such plan of reorganization to intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. Various parties in the Chapter 11 cases may challenge these arrangements, transactions, and relationships, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan of reorganization. The Bankruptcy Court has set March 3, 2003 as a bar date for asbestos property damage claims and for general and commercial claims.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors’ pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors.

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a $675 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. The DIP credit facility expires in October 2003 and bears interest at either the alternate base rate (“ABR”) plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3.5 percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $675 million commitment is reduced by a portion of the proceeds received from an asset sale or business divestiture. Available borrowings under the DIP credit facility are impacted by the underlying collateral at any point in time, consisting of domestic fixed assets, accounts receivable and inventory.

Powertrain’s inventories, accounts receivable and property, plant and equipment have been pledged as collateral to the DIP credit facility.

Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. Given this uncertainty, there is substantial doubt about the ability of Powertrain to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrator or the High Court or otherwise as permitted in the ordinary course of business, Powertrain may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization or scheme of arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

As reflected in the consolidated financial statements, “Liabilities subject to compromise” refers to liabilities of entities within Powertrain included in the U.S. Restructuring incurred prior to the Petition Date. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent Powertrain’s estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments. Future adjustments may result from (i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrator; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the U.S. Restructuring.

	December 31
	2002	2001
Accounts payable to affiliated companies	$618.1	$618.1
Accounts payable	28.0	29.5
Environmental liabilities	3.2	3.2
Other accrued liabilities	1.4	1.0
Debt	1.0	1.0

Total	$651.7	$652.8

Pursuant to the Bankruptcy Code, Federal-Mogul has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors, including Powertrain, as of the Petition Date. On October 4, 2002, Federal-Mogul issued approximately 100,000 proof of claim forms to its current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Bankruptcy

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims in the Chapter 11 Cases. A March 3, 2003 bar date has been set for the filing of proofs of claim against the Debtors. Because the Debtors have not completed evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to Powertrain’s financial statements.

The Debtors, including Powertrain, have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims and certain other pre-petition claims.

The appropriateness of using the going concern basis for its financial statements is dependent upon, among other things, (i) Federal-Mogul’s ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of Federal-Mogul to maintain adequate cash on hand; (iii) the ability of Federal-Mogul to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; and (v) Federal-Mogul’s ability to achieve profitability following such confirmation.

Debtors’ Financial Statements

The condensed consolidated financial statements of the Powertrain entities included in the U.S. Restructuring are presented below. These statements reflect the financial position, results of operations and cash flows of the combined Powertrain entities in the U.S. Restructuring, including certain, amounts and activities between Debtors and non-Debtor subsidiaries of Powertrain, which are eliminated in the consolidated Powertrain financial statements.

Debtors’ Condensed Consolidated Statements of Operations

	Year Ended December 31
	2002	2001
	(Millions of Dollars)
Net sales:
Third party sales	$635.8	$643.2
Affiliate sales	41.5	29.7

Total net sales	677.3	672.9
Cost of products sold	563.3	562.0
Selling, general and administrative expenses	74.1	68.3
Provision for bad debt from affiliate Debtors	—	1,088.4
Amortization expense	—	11.9
Restructuring charges	11.2	—
Adjustment of assets held for sale and other long-lived assets to fair value	25.3	105.1
Interest expense	—	30.0
Other (income) expense, net	(1.4)	25.3

Loss before income taxes, cumulative effect of change in accounting principle, and equity loss of non-Debtor subsidiaries	4.8	(1,218.1)
Income tax expense (benefit)	3.6	(40.0)

Loss before cumulative effect of change in accounting principle and equity loss of non-Debtor subsidiaries	1.2	(1,178.1)
Cumulative effect of change in accounting principle	202.2	—

Net Loss before equity loss of non-Debtor subsidiaries	(201.0)	(1,178.1)
Equity loss of non-Debtor subsidiaries	(5.3)	(31.5)

Net Loss	$(206.3)	$(1,209.6)

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Debtors’ Condensed Consolidated Balance Sheets

	December 31
	2002	2001
	(Millions of Dollars)
ASSETS
Accounts receivable, net	$78.7	$72.7
Accounts receivable—non-Debtor affiliates	0.9	9.7
Inventories	35.1	31.3
Other	11.1	6.6

Total Current Assets	125.8	120.3
Property, plant and equipment, net	298.5	326.2
Goodwill	102.6	298.2
Definite-lived intangible assets, net	0.3	7.1
Loans receivable and investments in non-Debtor subsidiaries	9.6	6.9
Other noncurrent assets	25.3	24.1

Total Assets	$562.1	$782.8

LIABILITIES AND NET PARENT INVESTMENT
Accounts payable	$23.4	$17.3
Accrued compensation	14.2	14.8
Other accrued liabilities	23.3	16.3

Total Current Liabilities	60.9	48.4
Other long-term liabilities	3.1	3.1
Liabilities subject to compromise	651.7	652.8
Minority interest in consolidated subsidiaries	20.4	24.6
Net Parent Investment	(174.0)	53.9

Total Liabilities and Net Parent Investment	$562.1	$782.8

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Debtors’ Condensed Consolidated Statements of Cash Flows

	Year Ended December 31
	2002	2001
	(Millions of Dollars)
Net cash (used by) provided from operating activities	$(44.6)	$88.6
Cash provided from (used by) investing activities:
Capital expenditures	(40.7)	(37.2)
Proceeds from sale of business	1.8	45.4

Net cash (used by) provided from investing activities	(38.9)	8.2
Cash provided from (used by) financing activities:
Repayments of long-term debt	—	(4.7)
Transfers from (to) parent	83.5	(92.1)

Net cash provided from (used by) financing activities	83.5	(96.8)

Net change in cash	—	—
Cash at beginning of year	—	—

Cash at end of year	$—	$—

2. Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Powertrain, and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are stated at historical value, which approximates fair value. Powertrain does not generally require collateral for its trade accounts receivable.

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and Powertrain’s historical experience of write-offs. If not reserved through specific examination procedures, Powertrain’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $9.7 million and $9.6 million at December 31, 2002 and 2001, respectively.

Inventories: Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 20% and 24% of the inventory at December 31, 2002 and 2001, respectively. The remaining inventories are recorded using the first-in, first out (FIFO) method. LIFO approximated FIFO cost at December 31, 2002 and 2001.

Investments in non-consolidated entities: Equity investments that comprise more than 20% but less than 50% of the outstanding equity of the investee are accounted for by the equity investment method and are not consolidated. Such investments aggregated $29.1 million and $19.5 million at December 31, 2002 and 2001, respectively, and are included in the consolidated balance sheets as “other non-current assets”. Net income from non-consolidated equity investments was $4.5 million, $5.3 million and $4.4 million for 2002, 2001 and 2000, respectively, and is included in the statements of operations as “other expense, net”.

Long-lived assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, Powertrain performs the required analysis and records an impairment charge, if any, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Indefinite lived intangible assets: Indefinite-lived intangible assets, such as goodwill, are carried at historical value and not amortized. Indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist. The impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon a combination of discounted cash flows and market multiples. External valuation consultants assist Powertrain with this analysis.

Revenue Recognition: Powertrain records sales when products are shipped and title has transferred to the customer, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Affiliate sales are transferred at cost. Accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. Adjustments to such returns and allowances are made as new information becomes available.

Shipping and Handling Costs: Powertrain recognizes shipping and handling costs as a component of cost of products sold in the statement of operations.

Recoverable Customer Engineering and Tooling: Costs of pre-production tooling and engineering that Powertrain will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Powertrain the noncancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. Pre-production tooling and engineering costs that are owned by Powertrain are capitalized as part of machinery and equipment.

Research and Development Costs: Powertrain expenses research and development costs as incurred. Research and development expense was $3.0 million, $2.8 million and $4.5 million for 2002, 2001 and 2000, respectively.

Fair Value of Financial Instruments: The carrying amounts of certain financial instruments such as accounts receivable and accounts payable approximate their fair value.

Net Parent Investment: The Net Parent Investment account reflects the balance of Powertrain historical earnings, intercompany debt, income taxes accrued and deferred, postemployment liabilities and other transactions between Powertrain and Federal-Mogul. During 2001, Powertrain recorded a provision for bad debt from affiliated Debtors of $1,088.4 million for pre-petition accounts receivable from related debtor entities outside of Powertrain at the Petition Date. These receivables were previously recorded in net parent investment.

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

New Accounting Pronouncements:

Accounting for Costs Associated with Exit or Disposal Activities: In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement addresses financial accounting and reporting for costs associated with an exit activity (including restructuring) or with the disposal of long-lived assets and supercedes Emerging Issues Task Force Issue No. 94-3. Under SFAS No. 146, a liability is recorded for a cost associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS No. 146 requires disclosure of information about exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002 with earlier adoption encouraged. SFAS No. 146 does not allow for the restatement of previously issued financial statements and grandfathers the accounting for liabilities

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

previously recorded under Emerging Issues Task Force Issue No. 94-3. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial statements.

Accounting for Goodwill and Other Intangible Assets: In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that was completed after June 30, 2001. The Company made one acquisition in 2001 subsequent to June 30, 2001 which was properly accounted for using the purchase method. The adoption of SFAS No. 142 is discussed in Note 6 to the consolidated financial statements.

3. Divestitures

In July 2002, Powertrain completed the divestiture of its automotive camshaft manufacturing plant in Jackson, Michigan, to Camshaft Machine Company, a new company formed by the facility’s management. Powertrain also entered into a three-year supply agreement with Camshaft Machine Company, under which Powertrain will continue to distribute aftermarket camshafts produced at the Jackson facility through its extensive distribution network. This business employed approximately 90 employees and had 2001 and 2000 net sales of $5.9 million and $15.6 million, respectively. Powertrain received aggregate proceeds of $1.6 million. The sale did not result in a material gain or loss.

In addition to the 2002 divestitures above, Powertrain also announced its intent to sell certain United States camshaft operations. At December 31, 2002, the intent to sell these assets does not meet the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” Therefore, Powertrain has continued to depreciate these assets and the assets continue to be valued in accordance with SFAS No. 144 as assets to be “held and used”.

In July 2001, Powertrain completed the divestiture of its industrial heavy wall bearing operation in McConnelsville, Ohio, to Miba-Bearings – US, LLC, a subsidiary of Miba AG, a major Austrian industrial bearing manufacturer. This business had 2000 net sales of $34.7 million and 279 employees. Powertrain received aggregated proceeds of $45.4 million and recognized a pre-tax loss of $17.2 million. The loss is included in “other expense, net” in the accompanying consolidated statements of operations.

4. Inventories

Inventories consisted of the following:

	December 31
	2002	2001
	(Millions of Dollars)
Raw materials	$12.8	$10.5
Work-in-process	9.8	10.7
Finished goods	16.6	14.0

	39.2	35.2
Reserves and allowances	(2.3)	(1.6)

	$36.9	$33.6

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31
	2002	2001
	(Millions of Dollars)
Land and land improvements	$4.2	$4.3
Buildings	79.5	77.2
Machinery and equipment	373.6	385.0

	457.3	466.5
Accumulated depreciation	(155.6)	(126.0)

	$301.7	$340.5

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions:

2003	$1.8
2004	1.3
2005	1.3
2006	1.3
2007	1.3
Thereafter	3.3

Total rental expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was $3.1 million, $3.3 million and $2.4 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

6. Asset Impairment

Long-lived assets

During 2002, Powertrain recorded an impairment charge of $25.3 million to adjust long-lived tangible assets to their estimated fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). The charge was recorded to write-down property, plant and equipment at two facilities that the Company is closing or consolidating into other facilities. The estimated fair values were determined by discounted cash flows or by independent third party appraisals.

Goodwill and Other Intangible Assets – Adoption of SFAS No. 142

Effective January 1, 2002, Powertrain adopted SFAS No. 142, resulting in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. The adoption of SFAS No. 142 has also required the reclassification of various intangible asset classes according to the measurability of their useful lives. During the second quarter of 2002, Powertrain performed the impairment tests of its goodwill and indefinite-lived intangible assets required by SFAS No. 142. Powertrain’s initial impairment test indicated that its carrying value exceeded the corresponding fair values, which were determined by using discounted cash flows and market multiples. The implied fair value of goodwill in these operating segments was then determined through the allocation of the fair value to the underlying assets and liabilities. The performance of certain operating units and changes in market conditions were the primary reasons for the decrease in operation units’ fair values that resulted in the impairment charge. The majority of this charge relates to the impairment of goodwill associated with the acquisition of T&N plc.

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Powertrain recorded a non-cash charge of $202.2 million to reduce the carrying value of its goodwill and indefinite-lived intangible assets to their estimated fair value as required by SFAS No. 142. The charge is presented as a cumulative effect of change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002. Powertrain completed its required annual impairment analysis as of October 1, 2002 and, based upon this analysis, no additional impairment charge was recorded.

At December 31, 2002 and 2001, Powertrain did not have any amortized intangible assets. A summary of the changes in Powertrain’s goodwill and indefinite-lived intangible assets is as follows:

	Balance at December 31, 2001	Impairments	Balance at December 31, 2002
	(Millions of Dollars)
Goodwill	$304.4	$(201.3)	$103.1
Other Intangible Assets	0.9	(0.9)	—

Total Indefinite-Lived Intangible Assets	$305.3	$(202.2)	$103.1

The following table shows the pro-forma effect of SFAS No. 142 on Powertrain’s earnings:

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Reported Net Earnings (Loss)	$(206.3)	$(1,209.6)	$3.9
Add-back: Goodwill amortization	—	11.9	13.2
Add-back: Indefinite-lived intangible asset amortization	—	0.1	0.1

Adjusted Net Earnings (Loss)	$(206.3)	$(1,197.6)	$17.2

Prior to the 2002 adoption of SFAS No. 142, Powertrain evaluated its goodwill and other intangible assets in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of”. During the third quarter of 2001, the Company determined that the undiscounted cash flows of certain of its non-core operating units were less than the carrying value of the long-lived assets of those operating units. Accordingly, Powertrain adjusted the carrying value of those assets to their estimated fair value resulting in an impairment charge of $133.7 million.

7. Restructuring Charges

During 2002, Powertrain recognized $11.2 million of restructuring charges, primarily related to severance costs associated with the continuing consolidation of operations to maximize production efficiencies and achieve economies of scale. Cash payments against these restructuring reserves during 2002 were $3.0 million.

8. Commitments and Contingencies

Environmental Liabilities

At December 31, 2002 and 2001, Powertrain had accruals of $7.3 million and $6.8 million, respectively, reserved for potential environmental liabilities, including $2.6 million classified as a long-term liability and $3.2

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

million included in Liabilities Subject to Compromise. These accruals are based on Powertrain’s current estimate of the most likely amount of losses that it believes will be incurred.

Powertrain has accrued the estimated cost associated with environmental matters based upon current available information from site investigations and consultations.

Powertrain has not discounted its environmental liability. While environmental liability accruals involve estimates that can have wide ranges of potential liability, Powertrain has taken a proactive approach and has managed the costs in these areas over the years. Powertrain does not believe that the nature of their products, production processes, or materials or other factors involved in the manufacturing process subject Powertrain to unusual risks or exposures for environmental liability. Powertrain’s greatest exposure to inaccuracy in their estimates is with respect to the constantly changing definitions of what constitutes an environmental liability or an acceptable level of cleanup.

9. Redeemable Stock

Federal-Mogul Piston Rings Inc., which is a wholly-owned subsidiary of Powertrain, issued 862 shares of class B common stock, redeemable at the option of the holders, to a minority investor in 1994. The shares of class B stock are redeemable for $23,201.85 per share plus accrued dividends. This redeemable stock is included in “minority interest in consolidated subsidiaries” in the consolidated balance sheet at December 31, 2002 and 2001.

10. Long-Term Debt and Other Financing Arrangements

Powertrain’s cash and indebtedness is managed on a worldwide basis by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Powertrain, is provided through this consolidated cash and debt management system. As a result, the amount of cash or debt historically related to Powertrain is not determinable.

Federal-Mogul allocated Powertrain a portion of the interest it incurred on the financing of T&N, plc. Federal-Mogul allocated $29.8 million of interest in 2001 and $40.0 million of interest in 2000. Interest was calculated by allocating a portion of the amount Federal-Mogul borrowed to purchase T&N plc. Federal-Mogul allocated $666.1 million of the debt to Powertrain and calculated interest at a rate of 6% to the Petition date. In accordance with SOP 90-7, Powertrain stopped recording interest expense on its outstanding notes effective October 1, 2001. Powertrain’s contractual interest not accrued or paid for this note in 2002 and 2001 was $40.0 million and $10.0 million, respectively.

Federal-Mogul has pledged 100% of Powertrain’s capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Powertrain has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul’s Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowing outstanding on such agreements aggregated $3,986.8 million and $3,971.4 million as of December 31, 2002 and 2001, respectively.

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

11. Net Parent Investment

Changes in net parent investment were as follows:

(Millions of Dollars)
Balance at January 1, 2000	$810.9
Net income	3.9
Intercompany transactions, net	20.2

Balance at December 31, 2000	835.0
Reclassification of intercompany accounts and loans payable at the Petition Date to Liabilities subject to compromise	(610.5)
Reclassification of accounts receivable from affiliates at the Petition Date	1,088.4
Reclassification transfer of accounts receivable from Federal-Mogul to Ignition	79.7

1,392.6
Net loss	(1,209.6)
Intercompany transactions, net	(129.1)

Balance at December 31, 2001	53.9
Net loss	(206.3)
Intercompany transactions, net	(21.6)

Balance at December 31, 2002	$(174.0)

12. Income Taxes

Powertrain files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2002	2001	2000
Components of income tax expense (benefit)	(Millions of Dollars)
Current	$1.5	$2.9	$9.8
Deferred	2.2	(42.9)	0.7

Income tax expense (benefit)	$3.7	$(40.0)	$10.5

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended December 31
	2002	2001	2000
U.S. Federal statutory rate	35%	35%	35%
State and local taxes	(244)	2	3
Divestitures	—	(2)	35
Nondeductible goodwill	—	(2)	—
Valuation allowance	(716)	(30)	—

Effective tax rate	(925)%	3%	73%

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset are non-deductible accruals, intangible assets and depreciation timing differences.

	December 31
	2002	2001
Net current deferred tax liabilities	$(5.6)	$(5.6)
Net long-term deferred tax assets	388.1	378.0

Gross deferred tax assets	382.5	372.4
Valuation allowance	(382.5)	(372.4)

Net deferred tax assets	$—	$—

13. Pension Plans

Powertrain is included in the Federal-Mogul Corporation Pension Plan. As such the related pension liability is included in Net Parent Investment at December 31, 2002 and 2001. The pension charge allocated to Powertrain, was $6.5 million, $3.9 million and $3.1 million for 2002, 2001 and 2000, respectively.

14. Postretirement Benefits Other Than Pensions

Benefits provided to employees of Powertrain under various Federal-Mogul postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 95% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $4.9 million, $5.3 million and $6.2 million for 2002, 2001 and 2000, respectively.

15. Concentrations of Credit Risk and Other

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

Powertrain operates in a single business segment. Powertrain manufactures and distributes pistons, piston pins, rings, cylinder liners, camshafts, engine bearings, sintered products and sealing systems. Powertrain’s largest customers are Ford Motor Co. and General Motors Corporation, from which approximately 30%, 31% and 28% of net sales in 2002, 2001 and 2000, respectively were derived. All revenues and assets of Powertrain reside in the United States.

16. Subsequent Event

On February 26, 2003, the Bankruptcy Court approved the divestiture of Powertrain’s U.S. camshaft business to ASIMCO, an automotive components manufacturing company based in Beijing, China, for approximately $28 million. The proposed sale, which is still subject to conditions of closing, includes operations in Grand Haven, Michigan, and Orland, Indiana. The U.S. camshaft business had net sales of $83.7 million, $81.0 million, and $82.3 million in 2002, 2001 and 2000, respectively. Powertrain does not expect this divestiture to have a significant on its financial position.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Piston Rings, Inc., a wholly owned subsidiary of Federal-Mogul Corporation, as of December 31, 2002 and 2001, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal-Mogul Piston Rings, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Federal-Mogul Piston Rings, Inc. will continue as a going concern. As more fully described in the notes to the financial statements, on October 1, 2001, Federal-Mogul Corporation and its wholly owned United States subsidiaries, which includes Federal-Mogul Piston Rings, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, certain Federal-Mogul subsidiaries in the United Kingdom have filed jointly for Chapter 11 and Administration under the United Kingdom Insolvency Act of 1986. Uncertainties inherent in the bankruptcy process raise substantial doubt about Federal-Mogul Piston Ring, Inc.’s ability to continue as a going concern. Management’s intentions with respect to these matters are also described in the notes. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6 to the consolidated financial statements, Federal-Mogul Piston Rings, Inc. changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002.

/s/    ERNST & YOUNG LLP

Detroit, Michigan

February 5, 2003

FEDERAL-MOGUL PISTON RINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Net sales:
Third party sales	$93.6	$96.2	$119.0
Affiliate sales	11.5	10.7	12.6

Total net sales	105.1	106.9	131.6
Cost of products sold	93.8	92.9	108.2
Selling, general and administrative expenses	7.8	8.0	10.3
Amortization expense	—	1.5	1.5
Provision for bad debt from affiliate Debtors	—	147.3	—
Interest expense, net	—	5.0	6.6
Other expense, net	2.1	3.1	2.1

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	1.4	(150.9)	2.9
Income tax expense	0.7	4.7	0.1

Earnings (loss) before cumulative effect of change in accounting principle	0.7	(155.6)	2.8
Cumulative effect of change in accounting principle	47.3	—	—

Net Earnings (Loss)	$(46.6)	$(155.6)	$2.8

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PISTON RINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2001
	(Millions of Dollars)
ASSETS
Accounts receivable	$7.7	$9.3
Inventories	8.1	4.7
Other	0.7	0.5

Total Current Assets	16.5	14.5
Property, plant and equipment, net	66.0	63.2
Goodwill	—	47.3

Total Assets	$82.5	$125.0

LIABILITIES AND NET PARENT INVESTMENT
Accounts payable	$2.9	$2.2
Other accrued liabilities	5.4	7.0

Total Current Liabilities	8.3	9.2
Liabilities subject to compromise	152.2	152.4
Other long-term liabilities	1.2	1.2
Redeemable stock	20.0	20.0
Net Parent Investment	(99.2)	(57.8)

Total Liabilities and Net Parent Investment	$82.5	$125.0

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PISTON RINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Cash provided from (used by) operating activities:
Net earnings (loss)	$(46.6)	$(155.6)	$2.8
Adjustments to reconcile net earnings (loss) to net cash provided from operating activities:
Cumulative effect of change in accounting principle	47.3	—	—
Provision for bad debt from affiliate Debtors	—	147.3	—
Depreciation and amortization	9.8	8.5	8.6
Changes in assets and liabilities:
Accounts receivable	1.6	—	—
Inventories	(3.4)	1.1	0.4
Accounts payable	0.7	1.1	(3.7)
Other assets and liabilities	(5.5)	(1.7)	(7.1)

Net cash provided from operating activities	3.9	0.7	1.0
Cash provided from (used by) investing activities:
Capital expenditures	(9.1)	(3.3)	(6.0)

Net cash used by investing activities	(9.1)	(3.3)	(6.0)
Cash provided from (used by) financing activities:
Transfers from parent	5.2	2.6	5.0

Net cash provided from financing activities	5.2	2.6	5.0

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying financial statements reflect the consolidated assets, liabilities and operations of Federal-Mogul Piston Rings, Inc. (“Piston Rings”). Piston Rings is an indirect wholly-owned subsidiary of Federal-Mogul Corporation (“Federal-Mogul”).

Piston Rings operates with financial and operational staff on a decentralized basis. Federal-Mogul provides certain centralized services for employee benefits administration, cash management, risk management, legal services, public relations, tax reporting and internal and external audit. Federal-Mogul charges Piston Rings for all such direct expenses incurred on its behalf. General expenses that are not directly attributable to the operations of Piston Rings have been allocated based on management’s estimates, primarily driven by sales. Management believes that this allocation method is reasonable.

The accompanying consolidated financial statements are presented as if Piston Rings had existed as an entity separate from its parent during the period presented and include the assets, liabilities, revenues and expenses that are directly related to Piston Rings’ operations.

Piston Rings’ separate debt and related interest expense have been included in the consolidated financial statements. Piston Rings is fully integrated into its parent’s cash management system. As such, all cash requirements are provided by its parent and any excess cash generated by Piston Rings is transferred to its parent.

Voluntary Reorganization Under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), Federal-Mogul Corporation (the “Company” or “Federal-Mogul”) and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Piston Rings was included in the U.S. Restructuring. Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et. al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company’s non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows. Under the Restructuring Proceedings, the Debtors, including Piston Rings, expect to develop and implement a plan for addressing the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The U.S. Debtors, including Piston Rings, are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of an Administrator approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, all pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors’ intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act.

In the U.S., three committees, representing asbestos claimants, unsecured creditors and equity security holders have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, have the right to be heard on all matters that come before the Bankruptcy Court. The appointed committees, together with the legal representative for the future asbestos claimants, play important roles in the Restructuring Proceedings. In the U.K., the Administrator has appointed a creditors committee, representing both asbestos claimants and general unsecured creditors.

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization within 120 days following the Petition Date with the Bankruptcy Court. The Debtors requested the Bankruptcy Court to extend the period of exclusivity to November 1, 2002, and the request was granted. On October 30, 2002, the Bankruptcy Court granted an additional extension of the period of exclusivity to March 3, 2003. This date was further extended by Federal District Court order until March 6, 2003. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan of reorganization is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors. As provided by the Act, the Administrator will propose a scheme of arrangement to the High Court.

On January 31, 2003, Federal-Mogul announced that it had reached an agreement in principle with its major U.S. creditor constituencies as to the terms of a consensual plan of reorganization. Although a number of issues remain to be resolved, the consensual plan of reorganization is expected to be filed by March 6, 2003. The agreement in principle provides that the noteholders and asbestos claimants of Federal-Mogul, present and future, will convert all of their claims into equity of the reorganized Company. Specifically, 49.9% of newly authorized and issued conversion stock will be distributed to the noteholders, and 50.1% of newly authorized and issued conversion stock will be distributed to a trust established pursuant to Section 524(g) of the Bankruptcy Code for the benefit of existing and future asbestos claimants. United States trade creditors are expected to receive one or more cash distributions under the consensual plan. Subject to further negotiation, the Plan of Reorganization currently provides for the cancellation of pre-petition equity interests. The filing of the Plan of Reorganization will be followed by various critical documents, specifically, the Plan Disclosure Statement detailing the reorganization transaction and the U.K scheme of arrangement.

There are two possible types of U.K. schemes of arrangements. The first is under Section 425 of the Companies Act of 1985, which may involve a scheme for the reconstruction of the company. If a majority in number representing three-fourths in value of the creditors or members or any class of them agree to the compromise or arrangement, it is binding if sanctioned by the High Court. Section 425 may be invoked where there is an Administration order in force in relation to the company. The other possible type of scheme arises under Section 1 of the Insolvency Act of 1986 in relation to Company Voluntary Arrangements (“CVA”). If a majority in value representing more than three-fourths of the creditors agrees to the compromise or arrangement set out in the CVA proposal, it will be approved.

Piston Rings is unable to predict with a high degree of certainty at this time what treatment will be accorded under any such plan of reorganization to intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. Various parties in the Chapter 11 cases may challenge these arrangements, transactions, and relationships, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan of reorganization. The Bankruptcy Court has set March 3, 2003 as a bar date for asbestos property damage claims and for general and commercial claims.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors’ pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors.

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a $675 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. The DIP credit facility expires in October 2003 and bears interest at either the alternate base rate (“ABR”) plus 2.5 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3.5 percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $675 million commitment is reduced by a portion of the proceeds received from an asset sale or business divestiture. Available borrowings under the DIP credit facility are impacted by the underlying collateral at any point in time, consisting of domestic fixed assets, accounts receivable and inventory.

Piston Ring’s inventories, accounts receivable and property, plant and equipment have been pledged as collateral to the DIP credit facility.

Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. Given this uncertainty, there is substantial doubt about the ability of Piston Rings to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrator or the High Court or otherwise as permitted in the ordinary course of business, Piston Rings may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization or scheme of arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

As reflected in the consolidated financial statements, “Liabilities subject to compromise” refers to liabilities of entities within Piston Rings included in the U.S. Restructuring incurred prior to the commencement of the Petition Date. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent Piston Rings’ estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments. Future adjustments may result from (i) negotiations; (ii) actions of the Bankruptcy Court; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the U.S. Restructuring Proceedings.

	December 31
	2002	2001
	(Millions of Dollars)
Accounts payable	$4.4	$4.5
Accounts payable to affiliated companies	146.5	146.6
Environmental liabilities	1.3	1.3

Total	$152.2	$152.4

Pursuant to the Bankruptcy Code, Federal-Mogul has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors, including Piston Rings, as of the Petition Date. On October 4, 2002, Federal-Mogul issued approximately 100,000 proof of claim forms to its current and prior employees, known creditors,

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims in the Chapter 11 Cases. A March 3, 2003 bar date has been set for the filing of proofs of claim against the Debtors. Because the Debtors have not completed evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to Piston Rings’ financial statements.

The Debtors, including Piston Rings, have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims and certain other pre-petition claims.

The appropriateness of using the going concern basis for its financial statements is dependent upon, among other things, (i) Federal-Mogul’s ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of Federal-Mogul to maintain adequate cash on hand; (iii) the ability of Federal-Mogul to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; and (v) Federal-Mogul’s ability to achieve profitability following such confirmation.

2. Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Piston Rings, and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are stated at historical value, which approximates fair value. Piston Rings does not generally require collateral for its trade accounts receivable.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”).

Long-lived assets: Long-lived assets such as property, plant and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, Piston Rings performs the required analysis and records an impairment charge, if any, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Revenue Recognition: Piston Rings records sales when products are shipped and title has transferred to the customer, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Affiliate sales are transferred at cost. Accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. Adjustments to such returns and allowances are made as new information becomes available.

Shipping and Handling Costs: Piston Rings recognizes shipping and handling costs as a component of cost of Piston Rings sold in the statement of operations.

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

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Fair Value of Financial Instruments: The carrying amounts of certain financial instruments such as accounts payable approximate their fair value.

Net Parent Investment: The net parent investment account reflects the balance of Piston Rings’ historical earnings, intercompany amounts, income taxes accrued and deferred, post-employment liabilities and other transactions between Piston Rings and Federal-Mogul. During 2001, Piston Rings recorded a provision for bad debt from affiliated Debtors of $147.3 million for pre-petition accounts receivable from related debtor entities outside of Piston Rings at the Petition Date. These receivables were previously recorded in net parent investment.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain items in the prior years financial statements have been reclassified to conform with the presentation used in 2002.

New Accounting Pronouncements:

Accounting for Costs Associated with Exit or Disposal Activities: In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement addresses financial accounting and reporting for costs associated with an exit activity (including restructuring) or with the disposal of long-lived assets and supercedes Emerging Issues Task Force Issue No. 94-3. Under SFAS No. 146, a liability is recorded for a cost associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS No. 146 requires disclosure of information about exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002 with earlier adoption encouraged. SFAS No. 146 does not allow for the restatement of previously issued financial statements and grandfathers the accounting for liabilities previously recorded under Emerging Issues Task Force Issue No. 94-3. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial statements.

Accounting for Goodwill and Other Intangible Assets: In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that was completed after June 30, 2001. The Company made one acquisition in 2001 subsequent to June 30, 2001 which was properly accounted for using the purchase method. The adoption of SFAS No. 142 is discussed in Note 6 to the consolidated financial statements.

3. Commitments and Contingencies

Environmental Liabilities

At December 31, 2002, and 2001, Piston Rings had accruals of $2.3 million with respect to potential environmental liabilities, including $0.6 million and $0.7 million, respectively, classified as a long-term liability and $1.3 million included in Liabilities Subject to Compromise. These accruals are based on Piston Rings’ current estimate of the most likely amount of losses that it believes will be incurred.

Piston Rings has accrued the estimated cost associated with environmental matters based upon current available information from site investigations and consultants.

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Piston Rings has not discounted its environmental liability. While environmental liability accruals involve estimates that can have wide ranges of potential liability, Piston Rings has taken a proactive approach and has managed the costs in these areas over the years. Piston Rings does not believe that the nature of their products, production processes, or materials or other factors involved in the manufacturing process subject Piston Rings to unusual risks or exposures for environmental liability. Piston Rings’ greatest exposure to inaccuracy in their estimates is with respect to the constantly changing definitions of what constitutes an environmental liability or an acceptable level of cleanup.

4. Inventories

Inventories consisted of the following:

	December 31
	2002	2001
	(Millions of Dollars)
Raw materials	$0.9	$0.4
Work-in-process	2.8	1.9
Finished goods	4.7	2.5

	8.4	4.8
Reserves and allowances	(0.3)	(0.1)

	$8.1	$4.7

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31
	2002	2001
	(Millions of Dollars)
Land and land improvements	$0.3	$0.3
Buildings	13.5	12.5
Machinery and equipment	84.6	74.6

	98.4	87.4
Accumulated depreciation	(32.4)	(24.2)

	$66.0	$63.2

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions:

2003	$0.2
2004	0.1
2005	—
2006	—
2007	—
Thereafter	—

Total rental expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was $0.3 million, $0.2 million and $0.3 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

6. Goodwill and Other Intangible Assets – Adoption of SFAS No. 142

Effective January 1, 2002, Piston Rings adopted SFAS No. 142, resulting in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. The adoption of SFAS No. 142 has also required the reclassification of various intangible asset classes according to the measurability of their useful lives. During the second quarter of 2002, Piston Rings performed the impairment tests of its goodwill and indefinite-lived intangible assets required by SFAS No. 142. Piston Rings’ initial impairment test indicated that its carrying value exceeded the corresponding fair values, which were determined by using discounted cash flows and market multiples. The implied fair value of goodwill in these operating segments was then determined through the allocation of the fair value to the underlying assets and liabilities. The performance of certain operating units and changes in market conditions were the primary reasons for the decrease in operation units’ fair values that resulted in the impairment charge. The majority of this charge relates to the impairment of goodwill associated with the acquisition of T&N plc.

Piston Rings recorded a non-cash charge of $47.3 million to reduce the carrying value of its goodwill and indefinite-lived intangible assets to their estimated fair value as required by SFAS No. 142. The charge is presented as a cumulative effect of change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002.

A summary of the changes in Piston Rings’ goodwill is as follows (in millions of dollars):

	Balance at January 1, 2002	Impairments	Balance at December 31, 2002
Goodwill	$47.3	$(47.3)	$—

At December 31, 2002 and 2001, Piston Rings did not have any amortized intangible assets and its unamortized intangible assets consisted solely of goodwill.

The following table shows the pro-forma effect of SFAS No. 142 on Piston Rings’ earnings:

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Reported Net Earnings (Loss)	$(46.6)	$(155.6)	$2.8
Add-back: Goodwill amortization	—	1.5	1.5

Adjusted Net Earnings (Loss)	$(46.6)	$(154.1)	$4.3

7. Redeemable Stock

Piston Rings issued 862 shares of Class B common stock, redeemable at the option of the holder, to a minority investor in 1994. The shares of Class B stock are redeemable for $23,201.85 per share plus accrued dividends.

8. Long-Term Debt and Other Financing Arrangements

Piston Rings’ cash and indebtedness is managed on a worldwide basis by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Piston Rings, is provided through a consolidated cash and debt management system. As a result, the amount of domestic cash or debt historically related to Piston Rings is not determinable.

Piston Rings has no intercompany loans with Federal-Mogul.

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Federal-Mogul allocated Piston Rings a portion of the interest it incurred on the financing of T&N, plc. Federal-Mogul allocated $5.0 million of interest in 2001 and $6.6 million of interest in 2000. Interest was calculated by allocating a portion of the amount Federal-Mogul borrowed to purchase T&N plc. Federal-Mogul allocated $110.8 million of the debt to Piston Rings and calculated interest at a rate of 6% to the Petition date. In accordance with SOP 90-7, Piston Rings stopped recording interest expense on its outstanding notes effective October 1, 2001. Piston Rings’ contractual interest not accrued or paid for this note in 2002 and 2001 was $6.6 million and $1.7 million, respectively.

Federal-Mogul has pledged 100% of Piston Rings’ capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Piston Rings has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul’s Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowings outstanding on such agreements aggregated $3,986.8 million and $3,971.4 million as of December 31, 2002 and 2001, respectively.

9. Net Parent Investment

Changes in net parent investment were as follows:

(Millions of Dollars)
Balance at January 1, 2000	$93.7
Net income	2.8
Intercompany transactions, net	(11.3)

Balance at December 31, 2000	85.2
Reclassification of intercompany accounts and loans payable at the Petition Date to Liabilities Subject to Compromise	(146.6)
Reclassification of accounts receivable from affiliates at the Petition Date	147.3
Reclassification transfer of accounts receivable from Federal-Mogul to Products	9.3

95.2
Net loss	(155.6)
Intercompany transactions, net	2.6

Balance at December 31, 2001	(57.8)
Net loss	(46.6)
Intercompany transactions, net	5.2

Balance at December 31, 2002	$(99.2)

10. Income Taxes

Piston Rings files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Components of income tax expense
Current	$0.1	$—	$—
Deferred	0.6	4.7	0.1

Income tax expense	$0.7	$4.7	$0.1

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year Ended December 31
	2002	2001	2000
Effective tax rate reconciliation:
U.S. Federal statutory rate	35%	35%	35%
State and local taxes	4	2	2
Nondeductible goodwill	—	(1)	(30)
Valuation allowance	15	(39)	—

Effective tax rate	54%	(3)%	7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset are non-deductible accruals and amortization and depreciation timing differences.

	December 31
	2002	2001
	(Millions of Dollars)
Net current deferred tax assets	$0.7	$0.6
Net long-term deferred tax assets	59.0	59.2

Gross deferred tax assets	59.7	59.8
Valuation allowance	(59.7)	(59.8)

Net deferred tax assets	$—	$—

11. Pension Plans

Piston Rings is included in the Federal-Mogul Corporation Pension Plan. As such the related pension liability is included in Net Parent Investment at December 31, 2002 and 2001.

The pension charge allocated to Piston Rings, was $0.8 million and $0.7 million for 2002 and 2001 respectively. For the year ended December 31, 2000, the credit to Piston Rings from Federal-Mogul was $0.2 million.

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

12. Postretirement Benefits Other Than Pensions

As part of T&N plc. and subsequently Federal-Mogul, benefits provided to employees of Piston Rings under various postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 95% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $4.9 million, $5.3 million and $6.2 million for 2002, 2001 and 2000, respectively.

13. Concentrations of Credit Risk and Other

Piston Rings grants credit to their customers, which are primarily in the automotive industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising Piston Rings’ customer base. Piston Rings performs periodic credit evaluations of their customers and generally does not require collateral.

Piston Rings operates in a single business segment. Piston Rings manufactures and distributes piston rings for use in many engine markets including automotive, heavy duty, diesel, locomotive and compressors. In addition, Piston Rings manufactures and distributes liners to automotive and heavy duty engine assemblers. Five customers accounted for a combined 55%, 60% and 40% of total revenues in 2002, 2001 and 2000, respectively. All revenues and assets of Piston Rings reside in North America, principally in the United States.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL-MOGUL CORPORATION

By:	/s/ G. Michael Lynch
G. Michael Lynch Executive Vice President and Chief Financial Officer, Principal Financial Officer

By:	/s/ William G. Quigley III
William G. Quigley III Vice President and Controller, Chief Accounting Officer

Date: March 3, 2003