Form 10-Q
period 2003-03-31
FEDERAL MOGUL CORP
filed 2003-05-01
CIK 34879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 1-1511

FEDERAL-MOGUL CORPORATION

(Exact name of Registrant as specified in its charter)

Michigan	38-0533580
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

26555 Northwestern Highway, Southfield, Michigan	48034
(Address of principal executive offices)	(Zip Code)

(248) 354-7700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

As of April 28, 2003, there were 87,131,298 outstanding shares of the registrant’s $5.00 stated value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarter Ended March 31, 2003

INDEX

Page No.
Forward-Looking Statements	3
Part I—Financial Information
Item 1—Consolidated Financial Statements
Consolidated Statements of Operations	5
Consolidated Balance Sheets	6
Consolidated Statements of Cash Flows	7
Notes to the Consolidated Financial Statements	8
Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3—Quantitative and Qualitative Disclosures about Market Risk	38
Item 4—Disclosure Controls and Procedures	39
Part II—Other Information
Item 1—Legal Proceedings	40
Item 3—Defaults Upon Senior Securities	40
Item 6—Exhibits and Reports on Form 8-K	40
Signatures	41
Certifications	42
Exhibit 99.1—Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	44
Exhibit 99.2—Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	45

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).

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

Chapter 11 Filing

•	Factors relating to the Company’s filing for Chapter 11 in the U.S. and Administration in the U.K. such as: the possible disruption of relationships with creditors, customers, and employees; the Company’s ability to develop and implement a plan of reorganization in the U.S. and scheme of arrangement in the U.K.; the outcome of asbestos litigation proceedings; and the Company’s compliance with its existing debtor-in-possession credit facility

Legal and Environmental Proceedings

•	Legal actions and claims of undetermined merit and amount involving, among other things, product liability, warranty, recalls of products manufactured or sold by the Company, and environmental and safety issues involving the Company’s products or facilities

•	The merit and amount of claims to reinsurance carriers for asbestos related claims, and the financial viability of and resources available to the reinsurance carriers to meet these claims

Business Environment and Economic Conditions

•	The Company’s ability to generate cost savings or manufacturing efficiencies to offset or exceed contractually or competitively required price reductions or price reductions to obtain new business

•	Variations in the financial or operational condition of the Company’s significant customers, particularly the world’s original equipment (“OE”) manufacturers of commercial and personal vehicles

•	Material shortages, transportation system delays, or other difficulties in markets where the Company purchases supplies for the manufacturing of its products

•	Significant work stoppages, disputes, or any other difficulties in labor markets where the Company obtains materials necessary for the manufacture of its products or where its products are manufactured, distributed or sold

•	Increased development of fuel cells, hybrid-electric, or other non-combustion engine technologies

•	The Company’s ability to obtain cash adequate to fund its needs, including the borrowings available under its debtor-in-possession credit facility and the availability of financing for the Company’s subsidiaries not included under the voluntary filing for Chapter 11 in the U.S. or Administration in the U.K.

•	Fluctuations in the global securities markets which directly impact the valuation of assets supporting the Company’s pension plans

International and Other Factors

•	Various worldwide economic, political and social factors, changes in economic conditions, currency fluctuations and devaluations, credit risks in emerging markets, or political instability in foreign countries where the Company has significant manufacturing operations, customers, or suppliers

•	New or expanded litigation activity regarding alleged asbestos claims against subsidiaries of the Company not included in either the U.S. Chapter 11 or the U.K. Administration Proceedings

•	Legislative activities of governments, agencies, and similar organizations, both in the United States and in foreign countries, that may affect the operations of the Company

•	Possible terrorist attacks or acts of aggression or war, which could exacerbate other risks such as reduced vehicle production or interruptions in the transportation system

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

(Millions of Dollars, Except Per Share Amounts)

	Three Months Ended March 31
	2003	2002
Net sales	$1,409.8	$1,346.1
Cost of products sold	1,132.0	1,084.8

Gross margin	277.8	261.3
Selling, general and administrative expenses	226.0	208.5
Restructuring charges	10.3	9.5
Interest expense, net	29.5	30.3
Chapter 11 and Administration related reorganization expenses	32.8	19.8
Other (income) expense, net	(5.5)	4.6

Loss before income tax expense and cumulative effect of change in accounting principle	(15.3)	(11.4)
Income tax expense	18.9	29.8

Loss before cumulative effect of change in accounting principle	(34.2)	(41.2)
Cumulative effect of change in accounting principle, net of applicable income tax benefit	—	1,417.9

Net loss attributable to common shareholders	$(34.2)	$(1,459.1)

Loss Per Common Share:
Basic and Diluted
Loss per common share before cumulative effect of change in accounting principle	$(0.39)	$(0.50)

Net Loss Per Common Share	$(0.39)	$(17.71)

See accompanying notes.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

(Millions of Dollars)

	(Unaudited) March 31 2003	December 31 2002
ASSETS
Cash and equivalents	$410.4	$395.1
Accounts receivable	1,005.4	954.0
Inventories	807.4	800.1
Deferred taxes	17.8	35.4
Prepaid expenses	186.3	174.5

Total Current Assets	2,427.3	2,359.1
Property, plant and equipment, net	2,274.2	2,273.0
Goodwill and indefinite-lived intangible assets	1,565.9	1,565.2
Definite-lived intangible assets, net	345.2	351.6
Asbestos-related insurance recoverable	765.5	780.6
Prepaid pension costs	328.5	361.5
Other noncurrent assets	217.5	222.3

Total Assets	$7,924.1	$7,913.3

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$394.2	$346.1
Accounts payable	347.1	318.9
Accrued compensation	214.1	242.1
Restructuring reserves	84.2	90.8
Accrued income taxes	68.2	62.5
Other accrued liabilities	370.5	363.4

Total Current Liabilities	1,478.3	1,423.8
Liabilities subject to compromise	6,045.4	6,053.2
Long-term debt	11.8	14.3
Postemployment benefits	1,536.4	1,541.2
Deferred income taxes	48.9	52.4
Other accrued liabilities	183.8	186.3
Minority interest in consolidated subsidiaries	45.0	45.7
Shareholders’ Deficit:
Series C ESOP preferred stock	28.0	28.0
Common stock	435.6	435.6
Additional paid-in capital	2,060.5	2,060.5
Accumulated deficit	(2,778.1)	(2,743.9)
Accumulated other comprehensive loss	(1,171.5)	(1,183.7)
Other	—	(0.1)

Total Shareholders’ Deficit	(1,425.5)	(1,403.6)

Total Liabilities and Shareholders’ Deficit	$7,924.1	$7,913.3

See accompanying notes.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Millions of Dollars)

	Three Months Ended March 31
	2003	2002
Cash Provided From (Used By) Operating Activities
Net loss	$(34.2)	$(1,459.1)
Adjustments to reconcile net loss to net cash provided from (used by) operating activities:
Cumulative effect of change in accounting principle	—	1,464.5
Depreciation and amortization	73.8	67.4
Restructuring charges, net	10.3	9.5
Chapter 11 and Administration related reorganization expenses	32.8	19.8
Adjustment of long-lived assets to fair value	1.6	—
(Gain) loss on sale of businesses	0.9	(6.3)
Change in postemployment benefits including pensions	29.4	12.6
Deferred taxes	4.9	(4.5)
Increase in accounts receivable	(46.6)	(83.8)
Increase in inventories	(2.0)	(38.7)
Increase in accounts payable	20.3	25.7
Change in other assets and liabilities	(24.3)	46.9
Payments against restructuring reserves	(17.4)	(8.6)
Payments for Chapter 11 and Administration related reorganization expenses	(16.2)	(13.9)

Net Cash Provided From Operating Activities	33.3	31.5

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment and other long-term assets	(65.1)	(63.5)
Net proceeds from sales of businesses	—	21.8

Net Cash Used By Investing Activities	(65.1)	(41.7)

Cash Provided From (Used By) Financing Activities
Principal payments on long-term debt	(2.5)	(1.9)
Borrowings from DIP credit facility	75.0	—
Principal payments on DIP credit facility	(10.2)	(6.1)
Decrease in short-term debt	(16.7)	(9.9)

Net Cash Provided From (Used By) Financing Activities	45.6	(17.9)

Effect of Foreign Currency Exchange Rate Fluctuations on Cash	1.5	(3.0)

Increase (Decrease) in Cash and Equivalents	15.3	(31.1)
Cash and equivalents at beginning of period	395.1	346.9

Cash and equivalents at end of period	$410.4	$315.8

See accompanying notes.

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003

1.	BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited consolidated financial statements of Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain items in the 2002 consolidated financial statements have been reclassified to conform to the presentation used in 2003.

New Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement addresses accounting and financial reporting for costs associated with an exit activity (including restructuring) or with the disposal of long-lived assets and supersedes Emerging Issues Task Force Issue (“EITF”) No. 94-3. Under SFAS No. 146, a liability is recorded for a cost associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. SFAS No. 146 does not allow for the restatement of previously issued financial statements and grandfathers the accounting for liabilities previously recorded under EITF Issue No. 94-3. The Company adopted SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 had no material effect on the Company’s financial statements.

2.	VOLUNTARY REORGANIZATION UNDER CHAPTER 11 AND ADMINISTRATION

On October 1, 2001 (the “Petition Date”), Federal-Mogul Corporation and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et. al (Case No. 01-10578(SLR)). The Chapter 11 Cases do not include any of the Company’s non-U.S. subsidiaries outside of the U.K. subsidiaries mentioned above.

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

Although a number of issues remain to be resolved, a plan of reorganization was filed on March 6, 2003. The plan of reorganization provides that the noteholders and asbestos claimants, present and future, will convert all of their claims into equity of the reorganized Company. Specifically, 49.9% of newly authorized and issued stock will be distributed to the noteholders, and 50.1% of newly authorized and issued stock will be distributed to a trust established pursuant to Section 524(g) of the Bankruptcy Code for the benefit of existing and future asbestos claimants. United States trade creditors are expected to receive yet to be determined distributions under the consensual plan. Subject to continued negotiation, the plan of reorganization currently provides for the cancellation of pre-petition equity interests. The filing of the plan of reorganization will be followed by various critical documents, specifically, the Plan Disclosure Statement detailing the reorganization transaction and the U.K scheme of arrangement. The initial Plan Disclosure Statement was filed with the Bankruptcy Court on April 21, 2003.

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

The Company is unable to predict with a high degree of certainty at this time what treatment will be accorded under any such plan of reorganization to intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. Various parties in the Chapter 11 Cases may challenge these arrangements, transactions, and relationships, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan of reorganization. March 3, 2003 was the bar date for asbestos property damage claims and for general and commercial claims.

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, the Company entered into a $675 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. The DIP credit facility expires in October 2003 and bears interest at either the alternate base rate (“ABR”) plus 2½ percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3½ percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $675 million commitment is reduced by a portion of the proceeds received from an asset sale or business divestiture. Available borrowings under the DIP credit facility are determined by the underlying collateral at any point in time, consisting of domestic fixed assets, accounts receivable and inventory.

The Company provided collateral in the form of a pledge of its domestic inventories, domestic accounts receivable, domestic plant, and its equipment and real property to the DIP lenders. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. The borrowing base available to the Company is calculated weekly based upon the value of this underlying collaterial. The total commitment and amounts outstanding on the DIP credit facility are as follows:

	March 31 2003	December 31 2002
	(Millions of Dollars)
Commitment:
Original commitment	$675.0	$675.0
Mandatory commitment reductions	(36.2)	(27.0)

Current commitment	$638.8	$648.0

Outstanding:
Current borrowings	$379.5	$314.7
Letters of credit	14.0	14.0

Total outstanding	393.5	328.7
Available to borrow	183.5	200.3

Total borrowing base	$577.0	$529.0

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

Virtually all of the Company’s pre-petition debt is in default. At March 31, 2003, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise.” This includes debt outstanding of $1,905.3 million under the pre-petition Senior Credit Agreements and $2,118.1 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $38.4 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

As a result of the Restructuring Proceedings, the Company is in default to its affiliate holder of its convertible junior subordinated debentures and is no longer accruing interest expense or making interest payments on the debentures. As a result, the affiliate no longer has the funds available to pay distributions on the Company-Obligated Mandatorily Redeemable Preferred Securities and stopped accruing and paying such distributions on October 1, 2001. The affiliate is in default on the Company-Obligated Mandatorily Redeemable Preferred Securities. The Company is a guarantor on the outstanding debentures and, as a result of the default, the Company has become a debtor to the holders of the debentures directly. This liability is a pre-petition liability. As a result, the Company has classified these securities as “Liabilities subject to compromise” in the consolidated balance sheets.

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

Liabilities subject to compromise are comprised of (in millions of dollars):

	March 31 2003	December 31 2002
Debt	$3,985.0	$3,982.7
Asbestos liabilities	1,560.7	1,565.1
Company-obligated mandatorily redeemable securities	211.0	211.0
Accounts payable	205.2	211.9
Interest payable	43.0	43.9
Environmental liabilities	22.9	22.9
Other liabilities	17.6	15.7

Subtotal	6,045.4	6,053.2
Intercompany payables to Affiliates	2,982.7	3,108.2

Liabilities subject to compromise	$9,028.1	$9,161.4

Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations for the three-month period ended March 31, 2003 and 2002, respectively, consist of legal, financial and advisory fees, critical employee retention costs and other directly related internal costs as follows (in millions of dollars):

	Three Months Ended March 31
	2003	2002
Professional fees directly related to the filing	$26.4	$13.7
Critical employee retention costs	2.1	4.8
Other directly related costs	4.3	1.3

Total	$32.8	$19.8

Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. On October 4, 2002, the Debtors issued approximately 100,000 proof of claim forms to its current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims in the Chapter 11 Cases. March 3, 2003 was the bar date for the filing of proofs of claim against the Debtors.

Approximately 10,400 proofs of claim (including late-filed claims), totaling approximately $158.4 billion alleging a right to payment from a Debtor were filed with the Bankruptcy Court in connection with the March 3, 2003 property and general bar date. Upon initial review of the filed claims, the Company has identified approximately 1,500 of these claims, totaling approximately $142.1 billion, which it believes should be disallowed by the Bankruptcy Court, primarily because they appear to be duplicate or unsubstantiated claims.

Of the approximate 10,400 claims filed, the Company has identified that approximately 4,025 of these claims, totaling approximately $8.5 billion, are associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. The Company will address asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 cases.

Of the approximate 10,400 claims filed, the Company has not completed its evaluation of the approximate remaining 4,875 claims, totaling approximately $7.8 billion, alleging rights to payment for financing, environmental, trade debt and other matters. While the Company continues to investigate these unresolved proofs of claim, it is impossible to reasonably estimate the value of all claims that will ultimately be allowed by the Bankruptcy Court due to the uncertainties of the Restructuring Proceedings and the in-progress state of the Company’s investigation of submitted claims. The Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases. Because the Debtors have not completed an evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to the Company’s financial statements.

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

Debtors’ Financial Statements

The condensed combined financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the combined Debtor subsidiaries, including certain amounts and activities between Debtors and non-Debtor subsidiaries of the Company, which are eliminated in the condensed consolidated financial statements.

Federal-Mogul Corporation

Debtors’ Condensed Consolidated Statements of Operations (Unaudited)

(Millions of Dollars)

	Three months ended March 31
	2003	2002
Net sales	$891.6	$934.5
Cost of products sold	731.3	771.8

Gross margin	160.3	162.7
Selling, general and administrative expenses	155.6	145.2
Restructuring charges	1.0	0.5
Interest expense, net	29.0	30.9
Chapter 11 and administration related reorganization expenses	32.8	19.8
Other income, net	(74.7)	(76.2)

Earnings before income taxes, equity loss of non-Debtor subsidiaries, and cumulative effect of change in accounting principle	16.6	42.5
Income tax expense	0.2	21.0

Earnings before equity loss of non-Debtor subsidiaries and cumulative effect of change in accounting principle	16.4	21.5
Equity loss of non-Debtor subsidiaries before cumulative effect of change in accounting principle	(50.6)	(62.7)

Loss before cumulative effect of change in accounting principle	(34.2)	(41.2)
Cumulative effect of change in accounting principle, Debtors, net of applicable income tax benefit	—	1,100.7
Cumulative effect of change in accounting principle, non-Debtors, net of applicable income tax benefit	—	317.2

Net loss	$(34.2)	$(1,459.1)

Federal-Mogul Corporation

Debtors’ Condensed Consolidated Balance Sheets

(Millions of Dollars)

	(Unaudited) March 31 2003	December 31 2002
ASSETS
Cash and equivalents	$173.6	$189.6
Accounts receivable	610.4	573.1
Accounts receivable, non-Debtors	367.1	345.4
Inventories	470.4	472.6
Deferred taxes	13.4	25.0
Prepaid expenses	85.8	96.4

Total Current Assets	1,720.7	1,702.1
Property, plant and equipment, net	1,161.5	1,171.5
Goodwill and indefinite-lived intangible assets	1,368.0	1,376.9
Definite-lived intangible assets, net	294.1	300.7
Asbestos-related insurance recoverable	765.5	780.6
Loans receivable and investments in non-Debtors	4,293.8	4,352.6
Other noncurrent assets	460.2	439.6

Total Assets	$10,063.8	$10,124.0

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$379.6	$314.7
Accounts payable and accrued compensation	258.6	268.9
Accounts payable, non-Debtors	144.2	129.6
Other accrued liabilities	290.0	298.4

Total Current Liabilities	1,072.4	1,011.6
Postemployment benefits	1,324.8	1,336.9
Other accrued liabilities	64.0	17.7
Liabilities subject to compromise	9,028.1	9,161.4
Shareholders’ Deficit	(1,425.5)	(1,403.6)

Total Liabilities and Shareholders’ Deficit	$10,063.8	$10,124.0

Federal-Mogul Corporation

Debtors’ Condensed Consolidated Statement of Cash Flows (Unaudited)

(Millions of Dollars)

	Three Months Ended March 31
	2003	2002
Net Cash Used By Operating Activities	$(45.0)	$(13.2)
Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment and other long-term assets	(37.2)	(28.0)
Net proceeds from sales of businesses	—	21.8

Net Cash Used By Investing Activities	(37.2)	(6.2)
Cash Provided From (Used By) Financing Activities
Borrowings from DIP credit facility	75.0	—
Principal payments on DIP credit facility	(10.2)	(6.1)

Net Cash Provided From (Used By) Financing Activities	64.8	(6.1)
Effect of Foreign Currency Exchange Rate Fluctuations on Cash	1.4	(3.0)

Decrease in Cash and Equivalents	(16.0)	(28.5)
Cash and equivalents at beginning of period	189.6	146.5

Cash and equivalents at end of period	$173.6	$118.0

3.	INCOME TAXES

For the three months ended March 31, 2003, the Company recorded income tax expense of $18.9 million on a loss of $15.3 million before income taxes. This compares to income tax expense of $29.8 million on a loss of $11.4 million before income taxes and cumulative effect of change in accounting principle in the same period of 2002. Income tax expense for the three month period ended March 31, 2003 resulted primarily from the recognition of income tax expense on earnings in certain foreign jurisdictions without the recognition of income tax benefits on current losses in the United States and certain entities in the U.K.

Net deferred tax assets/(liabilities) are as follows (in millions of dollars):

	March 31 2003	December 31 2002
Deferred tax assets	$1,441.3	$1,456.8
Valuation allowance	(708.9)	(701.6)

Net deferred tax assets	732.4	755.2
Deferred tax liabilities	(793.1)	(799.0)

Net deferred tax liability	$(60.7)	$(43.8)

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows (in millions of dollars):

	March 31 2003	December 31 2002
Assets
Deferred taxes	$17.8	$35.4
Other noncurrent assets	6.2	11.4
Liabilities
Other current accrued liabilities	(35.8)	(38.2)
Deferred income taxes	(48.9)	(52.4)

Net deferred tax liability	$(60.7)	$(43.8)

4.	OPERATIONS BY REPORTABLE SEGMENT

The Company’s integrated operations are included in six reportable segments generally corresponding to major product groups: Powertrain, Sealing Systems and System Protection, Friction, Aftermarket, Other and Divested Operations. Segment information for the three months ended March 31, 2002 has been reclassified to reflect organizational changes implemented in July 2002 and January 2003.

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

Divested Operations include the historical operating results of the Company’s divestitures.

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

The Company evaluates segment performance principally on a non-GAAP Operational EBIT basis. Operational EBIT is defined as earnings before interest, income taxes, cumulative effect of change in accounting principle and certain nonrecurring items such as restructuring and impairment charges, Chapter 11 and Administration related reorganization expenses, and gains or losses on the sales of businesses. Operational EBIT for each segment is shown below, as it is most consistent with the corresponding consolidated financial statements.

Operations information by reportable segment is as follows (in millions of dollars):

	Net Sales		Gross Margin
	Three Months Ended March 31		Three Months Ended March 31
	2003	2002	2003	2002
Powertrain	$484.5	$430.5	$68.4	$71.0
Sealing Systems and Systems Protection	163.5	160.3	29.6	30.6
Friction	104.9	87.2	31.0	24.4
Aftermarket	613.1	599.9	147.2	132.2
Other, including Corporate	43.8	52.1	1.6	(0.6)
Divested Operations	—	16.1	—	3.7

Total	$1,409.8	$1,346.1	$277.8	$261.3

	Operational EBIT
	Three Months Ended March 31
	2003	2002
Powertrain	$41.3	$27.8
Sealing Systems and Systems Protection	11.3	12.2
Friction	16.1	13.4
Aftermarket	85.4	67.9
Other, including Corporate	(94.1)	(81.1)
Divested Operations	—	1.6

Total Operational EBIT	60.0	41.8
Items required to reconcile Operational EBIT to loss before income tax expense and cumulative effect of change in accounting principle:
Net interest and other financing costs	(29.7)	(30.2)
Restructuring and impairment charges	(11.9)	(9.5)
Net (loss) gain on sale of businesses	(0.9)	6.3
Chapter 11 and Administration related reorganization expenses	(32.8)	(19.8)

Loss before income tax expense and cumulative effect of change in accounting principle	$(15.3)	$(11.4)

Total assets by reportable segment are as follows (in millions of dollars):

	March 31 2003	December 31 2002
Powertrain	$1,868.3	$1,897.8
Sealing Systems and Systems Protection	1,251.3	1,237.1
Friction	631.2	618.3
Aftermarket	2,803.1	2,661.1
Other, including Corporate	1,351.0	1,479.8
Divested Operations	19.2	19.2

Total Assets	$7,924.1	$7,913.3

5.	COMPREHENSIVE LOSS

Total comprehensive loss is summarized as follows (in millions of dollars):

	Three Months Ended March 31
	2003	2002
Net loss	$(34.2)	$(1,459.1)
Foreign currency translation adjustments	12.2	(75.1)

Total Comprehensive Loss	$(22.0)	$(1,534.2)

6.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share (in millions of dollars, except share and per share data):

	Three Months Ended March 31
	2003	2002
Numerator:
Net Loss	$(34.2)	$(1,459.1)
Cumulative effect of change in accounting principle, net of applicable tax benefit	—	1,417.9

Loss before cumulative effect of change in accounting principle	(34.2)	(41.2)
Series C preferred dividend requirement	—	—

Numerator for basic and diluted loss per share – loss attributable to common shareholders before cumulative effect of change in accounting principle	$(34.2)	$(41.2)

Numerator for basic and diluted loss per share	$(34.2)	$(1,459.1)

Denominator:
Denominator for basic and diluted loss per share – weighted average shares (in millions)	87.1	82.4

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.39)	$(0.50)

Basic and diluted loss per share	$(0.39)	$(17.71)

As a result of the Restructuring Proceedings, the Company stopped accruing and paying dividends on its Series C Preferred Stock.

7.	INCENTIVE STOCK PLANS

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

Compensation”, the Company’s net loss, in millions, and loss per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended March 31
	2003	2002
	(Millions of Dollars, Except Per Share Amounts)
Net loss as reported	$(34.2)	$(1,459.1)
Additional compensation expense for fair value of stock options	(0.1)	(2.4)

Pro forma net loss	$(34.3)	$(1,461.5)

Basic and diluted loss per share as reported	$(0.39)	$(17.71)

Pro forma loss per share	$(0.39)	$(17.74)

8.	ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

T&N Companies Asbestos Litigation

Background

The Company’s U.K. subsidiary, T&N Ltd., and two U.S. subsidiaries (the “T&N Companies”) are among many defendants named in numerous court actions in the U.S. alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. As a result of the Restructuring Proceedings, the Company now includes as a pending claim open served claims, settled but not documented claims and settled but not paid claims. As of the Petition Date, T&N Ltd. was a defendant in approximately 115,000 pending personal injury claims. The two United States subsidiaries were defendants in approximately 199,000 pending personal injury claims. Notice of complaints continue to be received Post-petition and are in violation of the Automatic Stay.

Recorded Liability

In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.3 billion as of March 31, 2003) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings (see Note 1), all pending asbestos-related litigation against the Company in the United States and the U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors committee consisting in large part of representatives of asbestos claimants has been appointed. March 3, 2003 was the bar date for the filing of all asbestos-related property damage claims. As part of the Restructuring Proceedings, it will be determined which asbestos claims should be allowed, or compensated, and the aggregate value of such claims. The Company’s obligations with respect to present and future claims could be determined through litigation in Bankruptcy Court, the High Court, and/or through negotiations with each of the official committees appointed; that determination may provide the basis for a plan of reorganization or scheme of arrangement.

In December of 2000, the Company entered into $250 million of surety on behalf of the T&N Companies to meet certain collateral requirements for asbestos indemnity obligations associated with their prior membership in the Center for Claims Resolution (“CCR”). This amount was stepped down by contract to $225 million effective June, 2001. As a result of the filing, the Company has sought declaratory and injunctive relief in an adversary proceeding filed in the Bankruptcy Court, in order to enjoin any post-petition payments to asbestos claimants by the CCR and any post-petition draw by the CCR on $225 million in face amount of the surety bonds. CCR now seeks to draw on the surety bonds to fund past and future payments although the basis of such draw, its validity under the pre-petition bond terms, and whether such draw may be utilized to pay obligations of other CCR members are all disputed. On March 28, 2003, the Federal District Court Judge held that, with respect to phase one, the CCR has the right to draw upon the bonds to the extent that a settlement between an individual and the CCR member was consummated, i.e., a release has been obtained from such individual. The affect of the ruling and any CCR appeal, and a yet to be heard phase two, will ultimately determine the amount of any such draw.

Except for exchange rates, the Company has not adjusted its estimate of the asbestos liability since September 30, 2001. This liability is included in the consolidated balance sheet under the caption “Liabilities subject to compromise” as of March 31, 2003 for the Company’s U.S. and U.K. subsidiaries.

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

Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and accordingly recorded an insurance recoverable asset under the T&N policy of $577 million. As of March 31, 2003, the recorded insurance recoverable was $595.7 million. In December 2001, one of the three reinsurers filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. In December 2002, the remaining two reinsurers issued separate declaratory proceedings seeking clarification of policy requirements related to the Asbestos Liability Policy. The Company believes that, based on its review of the insurance policies and advice from outside legal counsel, it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of the claims in excess of the trigger point of the insurance.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that currently there is little risk that the reinsurers will not be able to meet their obligation to pay, once the claims filed after June 30, 1996 exceed the £690 million trigger point. The U.S. claims’ costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is less then $1.69/£, the Company will effectively have a discount from 100% recovery on claims paid. As of March 31, 2003, the $595.7 million insurance recoverable asset is net of an exchange rate discount of approximately $42.8 million.

Abex and Wagner Asbestos Litigation

Background

Two of the Company’s businesses formerly owned by Cooper Industries, Inc. known as Abex and Wagner are involved as defendants in numerous court actions in the U.S. alleging personal injury from exposure to asbestos or asbestos-containing products. These claims mainly involve friction products. As a result of the Restructuring Proceedings, the Company now includes as a pending claim open served claims, settled but not documented claims and settled but not paid claims. As of the Petition Date, Abex and Wagner were defendants in approximately 66,000 and 33,000 pending claims, respectively. Notices of complaints continue to be received post-petition and are in violation of the Automatic Stay.

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

Recorded Liability

The liability ($214.5 million as of March 31, 2003) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

All claims alleging exposure to the products of the Company and of Fel-Pro have been stayed as a result of the Restructuring Proceedings.

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability and the insurance recoverable asset as of March 31, 2003:

	T&N Companies	Abex & Wagner	Other	Total
	(Millions of Dollars)
Liability:
Balance at January 1, 2003	$1,347.9	$214.5	$2.7	$1,565.1
Foreign exchange	(4.4)	—	—	(4.4)

Balance at March 31, 2003	$1,343.5	$214.5	$2.7	$1,560.7

Asset:
Balance at January 1, 2003	$610.8	$169.8	$—	$780.6
Foreign exchange	(15.1)	—	—	(15.1)

Balance at March 31, 2003	$595.7	$169.8	$—	$765.5

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

Environmental Matters

The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) or other similar national or state environmental laws. These laws require responsible parties to pay for remediating contamination resulting from hazardous substances that were discharged into the environment by them, or by others to whom they sent such substances for treatment or other disposition. In addition, the Company has been notified by the United States Environmental Protection Agency, other national environmental agencies, and various state agencies that it may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to CERCLA and other national and state environmental laws. PRP designation requires the funding of site investigations and subsequent remediation activities.

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

Environmental reserves were $65.4 million and $64.6 million as of March 31, 2003 and December 31, 2002, respectively. Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. As a result of the Restructuring Proceedings, $22.9 million of these reserves as of both March 31, 2003 and December 31, 2002 have been reclassified to liabilities subject to compromise in the consolidated balance sheet.

9.	INVENTORIES

Inventories consisted of the following (in millions of dollars):

	March 31 2003	December 31 2002
Raw materials	$174.0	$172.5
Work-in-process	136.3	130.3
Finished products	552.5	552.8

	862.8	855.6
Reserves and allowances	(55.4)	(55.5)

	$807.4	$800.1

10.	RESTRUCTURING

The Company recorded $10.3 million of restructuring charges during the first three months of 2003. These charges included both severance and exit costs for European site consolidation and headcount reduction programs. Aftermarket recorded $4.2 million of these charges, including $1.4 million associated with programs initiated during the first three months of 2003. Powertrain recorded $4.1 million of restructuring charges, including $2.4 million of costs relating to programs initiated during the first three months of 2003. Restructuring charges for Sealing Systems and Systems Protection totaled $2.0 million for the three-month period ending March 31, 2003 primarily relating to previously announced programs.

Total employee reductions for all current Company restructuring programs are expected to be 2,850 of which 2,150 have been terminated as of March 31, 2003.

The following table sets forth the restructuring reserves for the three months ended March 31, 2003 (in millions of dollars):

Balance of restructuring reserves as of December 31, 2002	$90.8
Restructuring charges	10.3
Effect of foreign exchange	0.5
Payments against restructuring reserves	(17.4)

Balance of restructuring reserves as of March 31, 2003	$84.2

11.	ACQUISITIONS AND DIVESTITURES

On January 30, 2003, the Company announced that it had entered into a letter of intent to acquire principally all of the Bendix friction materials business of Honeywell International, Inc. (“Honeywell”). The terms of the transaction are under negotiation and must be agreed to by the Company’s appointed committees in the Restructuring Proceedings. The consummation of this acquisition is expressly conditional upon Honeywell receiving a bankruptcy court-issued permanent injunction shielding it from all current and future asbestos liabilities related to the friction materials business. In addition, the completion of the acquisition is subject to Bankruptcy Court approval.

The Bendix friction business has annual sales of approximately $700 million, and includes 13 manufacturing plants and five major engineering facilities in nine countries.

During April 2003, the Company completed the divestitures of its U.S. camshaft operations and principally all of its original equipment lighting operations. The divested U.S. camshaft operations include Grand Haven, Michigan and Orland, Indiana, as well as the Company’s share of an assembled camshaft joint venture in Grand Haven. The original equipment lighting operations divested include locations in Matamoros, Mexico; Brownsville, Texas; and Toledo, Ohio.

Collectively, the divested businesses had 2002 net sales of $65.6 million. Combined assets of the divested businesses totaled $19.5 million as of March 31, 2003. As the intent to sell these operations did not meet the plan of sale criteria in SFAS No. 144 as of March 31, 2003, the assets were valued in accordance with SFAS No. 144 as assets to be “held and used” in the consolidated balance sheets.

The Company does not expect to record a material gain or loss as a result of the divestitures.

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

In lieu of providing separate unaudited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying unaudited consolidating condensed financial statements based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X and Staff Accounting Bulletin 53. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

Subsequent to the Restructuring Proceedings, no dividends have been paid to the Federal-Mogul parent company by any of its subsidiaries.

As a result of the Restructuring Proceedings (see Note 2 “Voluntary Reorganization Under Chapter 11 and Administration”) certain pre-petition liabilities, as shown below, were liabilities subject to compromise as of March 31, 2003 (in millions of dollars):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Debt	$3,984.0	$1.0	$—	$3,985.0
Asbestos liabilities	1.4	237.7	1,321.6	1,560.7
Company-obligated mandatorily redeemable preferred securities of subsidiary holding solely convertible subordinated debentures of the Company	—	—	211.0	211.0
Accounts payable	62.9	113.8	28.5	205.2
Interest payable	42.8	0.2	—	43.0
Environmental liabilities	22.3	—	0.6	22.9
Other accrued liabilities	4.0	1.3	12.3	17.6

Liabilities Subject to Compromise	$4,117.4	$354.0	$1,574.0	$6,045.4

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended March 31, 2003

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$281.5	$425.5	$964.6	$(261.8)	$1,409.8
Cost of products sold	230.4	326.9	836.5	(261.8)	1,132.0

Gross margin	51.1	98.6	128.1	—	277.8
Selling, general and administrative expenses	78.5	54.2	93.3	—	226.0
Restructuring charges	—	0.4	9.9	—	10.3
Interest expense (income), net	30.0	—	(0.5)	—	29.5
Chapter 11 and Administration related reorganization expenses	32.8	—	—	—	32.8
Other expense (income), net	(5.1)	(28.9)	28.5	—	(5.5)

Earnings (loss) before income taxes and equity in earnings (loss) of subsidiaries	(85.1)	72.9	(3.1)	—	(15.3)
Income tax expense	1.2	1.0	16.7	—	18.9

Earnings (loss) before equity in earnings (loss) of subsidiaries	(86.3)	71.9	(19.8)	—	(34.2)
Equity in earnings (loss) of subsidiaries	52.1	23.2	—	(75.3)	—

Net Earnings (Loss)	$(34.2)	$95.1	$(19.8)	$(75.3)	$(34.2)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended March 31, 2002

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$315.0	$444.3	$745.4	$(158.6)	$1,346.1
Cost of products sold	256.2	355.0	632.2	(158.6)	1,084.8

Gross margin	58.8	89.3	113.2	—	261.3
Selling, general and administrative expenses	60.0	63.1	85.4	—	208.5
Restructuring charges	—	—	9.5	—	9.5
Interest expense (income), net	31.5	—	(1.2)	—	30.3
Chapter 11 and Administration related reorganization expenses	19.8	—	—	—	19.8
Other expense (income), net	(18.6)	(31.0)	54.2	—	4.6

Earnings (loss) before income taxes, cumulative effect of change in accounting principle and equity in earnings (loss) of subsidiaries	(33.9)	57.2	(34.7)	—	(11.4)
Income tax expense	—	23.3	6.5	—	29.8

Earnings (loss) before cumulative effect of change in accounting principle and equity in earnings (loss) of subsidiaries	(33.9)	33.9	(41.2)	—	(41.2)
Cumulative effect of change in accounting principle, net of applicable tax benefits	(3.8)	432.8	988.9	—	1,417.9

Loss before equity in loss of subsidiaries	(30.1)	(398.9)	(1,030.1)	—	(1,459.1)
Equity in earnings (loss) of subsidiaries	(1,429.0)	28.2	—	1,400.8	—

Net Loss	$(1,459.1)	$(370.7)	$(1,030.1)	$1,400.8	$(1,459.1)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Balance Sheet

March 31, 2003

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$25.1	$—	$385.3	$—	$410.4
Accounts receivable, net	201.9	314.6	488.9	—	1,005.4
Inventories	80.3	329.8	397.3	—	807.4
Deferred taxes	3.2	—	14.6	—	17.8
Prepaid expenses	41.6	31.7	113.0	—	186.3

Total Current Assets	352.1	676.1	1,399.1	—	2,427.3
Property, plant and equipment	246.4	684.6	1,343.2	—	2,274.2
Goodwill and indefinite-lived intangible assets	531.4	682.4	352.1	—	1,565.9
Definite-lived intangible assets, net	86.9	90.5	167.8	—	345.2
Investment in subsidiaries	6,402.6	2,973.9	—	(9,376.5)	—
Intercompany accounts, net	(3,460.2)	2,363.1	1,097.1	—	—
Asbestos-related insurance recoverable	—	171.9	593.6	—	765.5
Prepaid pension costs	52.7	—	275.8	—	328.5
Other noncurrent assets	40.0	36.5	141.0	—	217.5

Total Assets	$4,251.9	$7,679.0	$5,369.7	$(9,376.5)	$7,924.1

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Short-term debt, including current portion of long-term debt	$379.6	$—	$14.6	$—	$394.2
Accounts payable	53.3	82.2	211.6	—	347.1
Accrued compensation	54.4	24.0	135.7	—	214.1
Restructuring reserves	10.6	14.7	58.9	—	84.2
Accrued income taxes	—	1.6	66.6	—	68.2
Other accrued liabilities	143.7	40.6	186.2	—	370.5

Total Current Liabilities	641.6	163.1	673.6	—	1,478.3
Liabilities subject to compromise	4,117.4	354.2	1,573.8	—	6,045.4
Long-term debt	—	—	11.8	—	11.8
Postemployment benefits	814.6	—	721.8	—	1,536.4
Deferred income taxes	—	—	48.9	—	48.9
Other accrued liabilities	82.4	0.7	100.7	—	183.8
Minority interest in consolidated subsidiaries	21.4	23.6	—	—	45.0
Shareholders’ Equity (Deficit)	(1,425.5)	7,137.4	2,239.1	(9,376.5)	(1,425.5)

Total Liabilities and Shareholders’Equity (Deficit)	$4,251.9	$7,679.0	$5,369.7	$(9,376.5)	$7,924.1

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Consolidating Condensed Balance Sheet

December 31, 2002

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$31.9	$—	$363.2	$—	$395.1
Accounts receivable	171.8	310.0	472.2	—	954.0
Inventories	62.5	351.9	385.7	—	800.1
Deferred taxes	3.2	—	32.2	—	35.4
Prepaid expenses	41.1	33.0	100.4	—	174.5

Total Current Assets	310.5	694.9	1,353.7	—	2,359.1
Property, plant and equipment	244.6	687.4	1,341.0	—	2,273.0
Goodwill and indefinite-lived intangible assets	536.3	681.1	347.8	—	1,565.2
Definite-lived intangible assets, net	87.6	91.7	172.3	—	351.6
Investment in subsidiaries	6,394.2	2,771.7	—	(9,165.9)	—
Intercompany accounts, net	(3,455.9)	2,297.6	1,158.3	—	—
Asbestos-related insurance recoverable	—	171.9	608.7	—	780.6
Prepaid pension costs	71.2	—	290.3	—	361.5
Other noncurrent assets	43.7	36.5	142.1	—	222.3

Total Assets	$4,232.2	$7,432.8	$5,414.2	$(9,165.9)	$7,913.3

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Short-term debt, including current portion of long-term debt	$314.7	$—	$31.4	$—	$346.1
Accounts payable	44.5	67.0	207.4	—	318.9
Accrued compensation	91.4	25.3	125.4	—	242.1
Restructuring reserves	13.9	18.1	58.8	—	90.8
Accrued income taxes	3.0	2.4	57.1	—	62.5
Other accrued liabilities	138.1	41.6	183.7	—	363.4

Total Current Liabilities	605.6	154.4	663.8	—	1,423.8
Liabilities subject to compromise	4,111.1	363.6	1,578.5	—	6,053.2
Long-term debt	—	—	14.3	—	14.3
Postemployment benefits	813.5	—	727.7	—	1,541.2
Deferred income taxes	—	—	52.4	—	52.4
Other accrued liabilities	83.3	1.4	101.6	—	186.3
Minority interest in consolidated subsidiaries	22.3	23.4	—	—	45.7
Shareholders’ Equity (Deficit)	(1,403.6)	6,890.0	2,275.9	(9,165.9)	(1,403.6)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,232.2	$7,432.8	$5,414.2	$(9,165.9)	$7,913.3

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Three Months Ended March 31, 2003

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided From (Used By) Operating Activities	$(121.6)	$111.1	$43.8	$—	$33.3
Cash Provided From (Used By) Investing Activities:
Expenditures for property, plant and equipment and other long-term assets	(10.4)	(18.9)	(35.8)	—	(65.1)

Net Cash Used By Investing Activities	(10.4)	(18.9)	(35.8)	—	(65.1)
Cash Provided From (Used By) Financing Activities:
Principal payments on long-term debt	—	—	(2.5)	—	(2.5)
Borrowings from DIP credit facility	75.0	—	—	—	75.0
Principal payments on DIP credit facility	(10.2)	—	—	—	(10.2)
Decrease in short-term debt	—	—	(16.7)	—	(16.7)
Change in intercompany accounts	58.9	(92.2)	33.3	—	—

Net Cash Provided From (Used By) Financing Activities	123.7	(92.2)	14.1	—	45.6
Effect of Foreign Currency Exchange Rate Fluctuations on Cash	1.5	—	—	—	1.5

Net Increase (Decrease) in Cash and Equivalents	$(6.8)	$—	$22.1	$—	$15.3

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Three Months Ended March 31, 2002

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided From (Used By) Operating Activities	$(12.9)	$50.9	$(6.5)	$—	$31.5
Cash Provided From (Used By) Investing Activities:
Expenditures for property, plant and equipment and other long-term assets	(6.1)	(18.3)	(39.1)	—	(63.5)
Net proceeds from sales of businesses	5.9	6.0	9.9	—	21.8

Net Cash Used By Investing Activities	(0.2)	(12.3)	(29.2)	—	(41.7)
Cash Provided From (Used By) Financing Activities:
Principal payments on long-term debt	—	—	(1.9)	—	(1.9)
Principal payments on DIP credit facility	(6.1)	—	—	—	(6.1)
Increase (decrease) in short-term debt	—	0.3	(10.2)	—	(9.9)
Change in intercompany accounts	(28.9)	(35.7)	64.6	—	—

Net Cash Provided From (Used By) Financing Activities	(35.0)	(35.4)	52.5	—	(17.9)
Effect of Foreign Currency Exchange Rate Fluctuations on Cash	(3.0)	—	—	—	(3.0)

Net Increase (Decrease) in Cash and Equivalents	$(51.1)	$3.2	$16.8	$—	$(31.1)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Federal-Mogul Corporation (the “Company” or “Federal-Mogul”) is a vehicular parts manufacturer providing innovative solutions and systems to global customers in the automotive, small engine, heavy-duty and industrial markets. The Company manufactures engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, sintered products, connecting rods, sealing systems, systems protection sleeving products, fuel systems, wipers, lighting, ignition, brake, friction and chassis products. The Company’s principal customers include many of the world’s original equipment (“OE”) manufacturers of vehicles and industrial products. The Company also manufactures and supplies its products to the aftermarket.

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

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them. The Chapter 11 Cases are further discussed in Note 2 to the consolidated financial statements, “Voluntary Reorganization Under Chapter 11 and Administration”.

CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Net Sales

Consolidated net sales by reportable segment for the three-months ended March 31, 2003 and 2002 were as follows (in millions of dollars):

	2003	2002	Change
Powertrain	$484.5	$430.5	$54.0
Sealing Systems and Systems Protection	163.5	160.3	3.2
Friction	104.9	87.2	17.7
Aftermarket	613.1	599.9	13.2
Other, including Corporate	43.8	52.1	(8.3)
Divested Operations	—	16.1	(16.1)

Total	$1,409.8	$1,346.1	$63.7

Gross Margin

Consolidated gross margin by reportable segment for the three-months ended March 31, 2003 and 2002 was as follows (in millions of dollars):

	2003	2002	Change
Powertrain	$68.4	$71.0	$(2.6)
Sealing Systems and Systems Protection	29.6	30.6	(1.0)
Friction	31.0	24.4	6.6
Aftermarket	147.2	132.2	15.0
Other, including Corporate	1.6	(0.6)	2.2
Divested Operations	—	3.7	(3.7)

Total	$277.8	$261.3	$16.5

Powertrain

Net sales for the first quarter of 2003 were $484.5 million compared to $430.5 million in the same quarter of 2002. Increased European sales volumes of approximately $21 million, and favorable foreign currency of approximately $47 million, were partially offset by the impact of customer price reductions and reduced sales volumes in the Americas.

Gross margin was $68.4 million, or 14.1% of sales, for the first quarter of 2003 compared to $71.0 million, or 16.5% of sales, for the same quarter in 2002. Increased sales volume and favorable mix contributed approximately $5 million of incremental gross margin. Productivity programs and favorable foreign currency were more than offset by increased warranty and product costs and customer price reductions.

Sealing Systems and Systems Protection

Net sales for the first quarter of 2003 were $163.5 million compared to $160.3 million in the same quarter of 2002. Favorable foreign currency and Americas sales volumes were partially offset by the impacts of decreased European sales volumes and customer price reductions.

Gross margin was $29.6 million, or 18.1% of sales, for the first quarter of 2003 compared to $30.6 million, or 19.1% of sales, for the same quarter in 2002. Gross margin decreased as productivity gains and favorable foreign currency more than offset the effects of decreased European sales volumes and customer price reductions.

Friction

Net sales for the first quarter of 2003 were $104.9 million compared to $87.2 million in the same quarter of 2002. Favorable sales volumes and foreign currency more than offset the impact of customer price reductions.

Gross margin was $31.0 million, or 29.6% of sales, for the first quarter of 2003 compared to $24.4 million, or 28.0% of sales, for the same quarter of 2002. Increased sales volume combined with favorable product mix contributed approximately $3 million in additional gross margin. Offsetting the impact of customer price reductions was net productivity improvements and favorable foreign currency effects.

Aftermarket

Net sales for the first quarter of 2003 were $613.1 million compared to $599.9 million in the same quarter of 2002. Before the effect of favorable foreign currency, sales in both North America and Europe were flat compared to the prior year.

Gross margin was $147.2 million, or 24.0% of sales, for the first quarter of 2003 compared to $132.2 million, or 22.0% of sales, for the same quarter of 2002. Gross margin was favorably impacted by productivity programs and favorable foreign exchange.

Other

Other primarily includes the original equipment lighting business, Asia Pacific and other Corporate functions. Net sales for the first quarter of 2003 were $43.8 million compared to $52.1 million in the same quarter of 2002. The decline in sales is primarily attributable to the original equipment lighting operations.

Gross margin was $1.6 million for the first quarter of 2003 as compared to $(0.6) million for the same quarter in 2002. The change is primarily attributable to productivity improvements in the Asia Pacific and lighting operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $226.0 million, or 16.0% of total sales, for the first quarter of 2003 as compared to $208.5 million, or 15.5% of total sales, for the same quarter of 2002. Rising employee health and welfare costs and the effect on current year pension expense of lower than expected returns on the Company’s pension plan assets were partially offset by corporate cost reduction.

Interest Expense, net

Interest expense, net was $29.5 million in the first quarter of 2003 compared to $30.3 million for the same quarter of 2002. Interest expense fluctuates based upon the interest rates applicable to and the balances outstanding under the DIP credit facility.

Income Tax Expense

For the three months ended March 31, 2003, the Company recorded income tax expense of $18.9 million on a loss of $15.3 million before income taxes. This compares to income tax expense of $29.8 million on a loss of $11.4 million before income taxes and cumulative effect of change in accounting principle in the same period of 2002. Net income tax expense for the three month period ended March 31, 2003 resulted primarily from the recognition of income tax expense on earnings in certain foreign jurisdictions without the recognition of income tax benefits on current losses in the United States and certain entities in the U.K.

Restructuring Charges

During the three months ended March 31, 2003 and 2002, the Company recorded restructuring charges of $10.3 million and $9.5 million, respectively. Charges for 2003 relate to severance charges for European Powertrain, Aftermarket and Sealing Systems and Systems Protection programs initiated during the first three months of 2003 as well as severance charges for previously announced distribution site consolidations and closures. Charges for 2002 largely relate to severance and exit costs for planned consolidation of the European Friction and Powertrain businesses.

Chapter 11 and Administration Related Reorganization Expenses

During the three months ended March 31, 2003 and 2002, the Company recorded Chapter 11 and Administration related reorganization expenses of $32.8 million and $19.8 million, respectively. Chapter 11 and Administration related reorganization expenses consist of legal, financial and advisory fees, critical employee retention costs and other directly related internal costs. These expenses fluctuate largely based upon the necessity for professional services by third-party vendors in connection with the Restructuring Proceedings.

LITIGATION & ENVIRONMENTAL CONTINGENCIES

For a summary of material litigation and environmental contingencies, refer to Note 8 of the consolidated financial statements, “Asbestos Liability and Legal Proceedings”.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided From Operating Activities

Cash flow provided from operating activities was $33.3 million for the first three months of 2003. Among the factors impacting operating cash flows were positive operational EBIT offset by working capital movements and timing issues on various accounts. Operational EBIT is defined as earnings before interest, income taxes, cumulative effect of change in accounting principle and certain nonrecurring items such as restructuring and impairment charges.

Cash Flow Used By Investing Activities

Cash flow used by investing activities was $65.1 million in the first three months of 2003. Investing cash flows were comprised entirely of capital expenditures made for property, plant and equipment to implement process improvements, increase manufacturing capacity and production, and introduce new products.

Cash Flow Used By Financing Activities

Cash flow provided from financing activities was $45.6 million for the first three months of 2003 resulting from borrowings from the Company’s DIP credit facility of $75.0 million offset by repayments of certain international debt and a required repayment on the DIP credit facility due to proceeds received from a divested business.

In connection with the Restructuring Proceedings, the Company entered into a $675 million DIP credit facility to supplement liquidity and fund operations during the restructuring proceedings. The DIP credit facility expires in October 2003 and bears interest at either the alternate base rate (“ABR”) plus 2½ percentage points or a formula based on the London Inter-Bank Offered Rate plus 3½ percentage points. The ABR is the greatest of either the bank’s prime rate or the base certificate of deposit rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $675 million commitment is reduced by a portion of the proceeds received from an asset sale or business divestiture. The Company intends on renegotiating its DIP credit facility prior to its expiration, if necessary.

The Company has pledged 100% of the capital stock of certain U.S. subsidiaries, 65% of the capital stock of certain foreign subsidiaries and certain intercompany loans to secure the Senior Credit Agreements of the Company. Certain of such pledges also extend to the Notes, Medium-Term Notes and Senior Notes of the Company. In addition, certain subsidiaries of the Company have guaranteed the senior debt.

The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, the Bankruptcy Court’s approval of management’s plans and the availability of financing. Management believes that cash on hand and cash flow from operations, in conjunction with borrowings available from its DIP credit facility, will be sufficient to fund capital expenditures and meet its post-petition operating obligations in the short-term. In the long term, the Company believes that the benefits from the previously announced restructuring programs and the favorable resolution of its asbestos liabilities through Chapter 11 and Administration should provide adequate long-term cash flows. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company. Also, certain obligations, particularly asbestos obligations, can be impacted by factors outside the Company’s control.

As of March 31, 2003, the Company was in compliance with all debt covenants under its existing DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the expiration of the facility. Changes in the business environment, market factors, macroeconomic factors, and the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

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

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of shareholders’ equity for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s equity was increased by $12.2 million during the three months ended March 31, 2003, primarily due to cumulative translation adjustments resulting from changes in the U.S. dollar to the Euro and the British Pound.

Item 4.    Disclosure Controls And Procedures

CEO and CFO Certifications

Appearing immediately following the Signatures section of this Quarterly Report on Form 10-Q there are two separate Certifications of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), collectively referred to as the “Certifications”, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as adopted by the SEC. This item of the Quarterly Report includes information concerning the Controls Evaluation which should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Controls Evaluation

An evaluation of Disclosure Controls and Internal Controls was performed by the CEO, CFO and management of the Company. The Company’s management, including the CEO and CFO, does not expect that Disclosure Controls or Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this quarterly report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

(a)	Contingencies.

Note 8 to the Consolidated Financial Statements, “Asbestos Liability and Legal Proceedings”, that is included in Part I of this report, is incorporated herein by reference.

Item 3.    Defaults Upon Senior Securities

Virtually all of the Company’s pre-petition debt is in default due to the Filing. See Note 2 “Voluntary Reorganization Under Chapter 11 and Administration” to the Company’s consolidated financial statements.

The Company-Obligated Mandatorily Redeemable Preferred Securities are in default due to the Filing. See Note 2 “Voluntary Reorganization Under Chapter 11 and Administration” to the Company’s consolidated financial statements.

Item 6.    Exhibits and Reports on Form 8-K

(a	)	Exhibits:

		99.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		99.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b	)	Reports on Form 8-K:

(1)

On March 7, 2003, the Company filed a Current Report on Form 8-K to report the issuance of a press release announcing that the Company has filed a plan of reorganization with the U.S. Bankruptcy Court in Delaware .

(2)

On February 13, 2003, the Company filed a Current Report on Form 8-K to report the issuance of a press release announcing the Company’s financial results for the fourth quarter and full year ended December 31, 2002.

(3)

On January 30, 2003, the Company filed a Current Report on Form 8-K to report the issuance of a press release announcing that the Company entered into a letter of intent to acquire the Bendix friction materials business of Honeywell International Inc.

(4)

On January 30 2003, the Company filed a Current Report on Form 8-K to report the issuance of a press release announcing that the Company has reached an agreement in principle with all its major U.S. creditor constituencies to the terms of a consensual plan of reorganization.

(5)

On January 10, 2003, the Company filed a Current Report on Form 8-K announcing that the official Chapter 11 committees representing asbestos claimants and unsecured creditors filed a motion in the United States Bankruptcy Court for the District of Delaware to terminate the Debtors’ exclusive right to file a plan of reorganization.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL-MOGUL CORPORATION

By: /s/    G. Michael Lynch

       G. Michael Lynch

Executive Vice President and Chief Financial Officer,

Principal Financial Officer

By: /s/    William G. Quigley III

       William G. Quigley III

Vice President and Controller,

Chief Accounting Officer

Dated: May 1, 2003

CERTIFICATIONS

I, Frank E. Macher, the Chief Executive Officer of Federal-Mogul Corporation (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Federal-Mogul Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003

By:	/S/ Frank E. Macher
Frank E. Macher Chief Executive Officer

I, G. Michael Lynch, the Chief Financial Officer of Federal-Mogul Corporation (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Federal-Mogul Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003

By:	/S/ G. Michael Lynch
G. Michael Lynch Chief Financial Officer