Form 10-Q
period 2003-06-30
FEDERAL MOGUL CORP
filed 2003-08-04
CIK 34879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of July 30, 2003, there were 87,131,298 outstanding shares of the registrant’s $5.00 stated value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarter Ended June 30, 2003

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).

Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. From time to time, Federal-Mogul Corporation (the “Company”) also may provide oral or written forward-looking statements in other materials released to the public. Such statements are made in good faith by the Company pursuant to the “Safe Harbor” provisions of the Reform Act.

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

Chapter 11 Filing

•	Factors relating to the Company’s filing for Chapter 11 in the U.S. and Administration in the U.K. such as: the possible disruption of relationships with creditors, customers, and employees; the Company’s ability to develop and implement a plan of reorganization in the U.S. and scheme of arrangement in the U.K.; the outcome of asbestos litigation proceedings; and the Company’s compliance with its debtor-in-possession credit facility

Legal and Environmental Proceedings

•	Legal actions and claims of undetermined merit and amount involving, among other things, product liability, warranty, recalls of products manufactured or sold by the Company, and environmental and safety issues involving the Company’s products or facilities

•	The merit and amount of claims to reinsurance carriers for asbestos related claims, and the financial viability of and resources available to the reinsurance carriers to meet these claims

Business Environment and Economic Conditions

•	The Company’s ability to generate cost savings or manufacturing efficiencies to offset or exceed contractually or competitively required price reductions or price reductions to obtain new business

•	Variations in the financial or operational condition of the Company’s significant customers, particularly the world’s original equipment (“OE”) manufacturers of commercial and personal vehicles

•	Material shortages, transportation system delays, or other difficulties in markets where the Company purchases supplies for the manufacturing of its products

•	Significant work stoppages, disputes, or any other difficulties in labor markets where the Company obtains materials necessary for the manufacture of its products or where its products are manufactured, distributed or sold

•	Increased development of fuel cells, hybrid-electric, or other non-combustion engine technologies

•	The Company’s ability to obtain cash adequate to fund its needs, including the borrowings available under its debtor-in-possession credit facility and the availability of financing for the Company’s subsidiaries not included under the voluntary filing for Chapter 11 in the U.S. or Administration in the U.K.

•	Fluctuations in the global securities markets which directly impact the valuation of assets supporting the Company’s pension plans

Other Factors

•	Various worldwide economic, political and social factors, changes in economic conditions, currency fluctuations and devaluations, credit risks in emerging markets, or political instability in foreign countries where the Company has significant manufacturing operations, customers, or suppliers

•	New or expanded litigation activity regarding alleged asbestos claims against subsidiaries of the Company not included in either the U.S. Chapter 11 or the U.K. Administration Proceedings

•	Legislative activities of governments, agencies, and similar organizations, both in the United States and in foreign countries, that may affect the Company and its operations

•	Possible terrorist attacks or acts of aggression or war, which could exacerbate other risks such as reduced vehicle production or interruptions in the transportation system

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

(Millions of Dollars, Except Per Share Amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net sales	$1,444.7	$1,442.3	$2,854.5	$2,788.4
Cost of products sold	1,146.9	1,151.0	2,278.9	2,235.8

Gross margin	297.8	291.3	575.6	552.6
Selling, general and administrative expenses	229.0	208.7	455.0	417.2
Restructuring charges	9.9	1.5	20.2	11.0
Interest expense, net	21.8	29.9	51.3	60.2
Chapter 11 and Administration related reorganization expenses	26.9	23.2	59.7	43.0
Other income, net	(4.9)	(8.7)	(10.4)	(4.1)

Earnings (loss) before income tax expense and cumulative effect of change in accounting principle	15.1	36.7	(0.2)	25.3
Income tax expense	20.2	20.7	39.1	50.5

Earnings (loss) before cumulative effect of change in accounting principle	(5.1)	16.0	(39.3)	(25.2)
Cumulative effect of change in accounting principle, net of applicable income tax benefit	—	—	—	1,417.9

Net earnings (loss) attributable to common shareholders	$(5.1)	$16.0	$(39.3)	$(1,443.1)

Loss Per Common Share:
Basic
Earnings (loss) per common share before cumulative effect of change in accounting principle	$(0.06)	$0.19	$(0.45)	$(0.30)

Net earnings (loss) per common share	$(0.06)	$0.19	$(0.45)	$(17.52)

Diluted
Earnings (loss) per common share before cumulative effect of change in accounting principle	$(0.06)	$0.17	$(0.45)	$(0.30)

Net earnings (loss) per common share	$(0.06)	$0.17	$(0.45)	$(17.52)

See accompanying notes.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

(Millions of Dollars)

	(Unaudited) June 30 2003	December 31 2002
ASSETS
Cash and equivalents	$451.4	$395.1
Accounts receivable, net	984.7	954.0
Inventories, net	803.6	800.1
Deferred taxes	14.0	35.4
Prepaid expenses and other current assets	212.1	174.5

Total Current Assets	2,465.8	2,359.1
Property, plant and equipment, net	2,330.0	2,273.0
Goodwill and indefinite-lived intangible assets	1,588.7	1,565.2
Definite-lived intangible assets, net	351.7	351.6
Asbestos-related insurance recoverable	802.0	780.6
Prepaid pension costs	318.7	361.5
Other noncurrent assets	203.6	222.3

Total Assets	$8,060.5	$7,913.3

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$301.6	$346.1
Accounts payable	355.3	318.9
Accrued compensation	237.2	242.1
Restructuring reserves	77.3	90.8
Accrued income taxes	55.7	43.1
Other accrued liabilities	352.4	363.4

Total Current Liabilities	1,379.5	1,404.4

Liabilities subject to compromise	6,061.7	6,053.2

Long-term debt	10.9	14.3
Postemployment benefits	1,583.4	1,541.2
Deferred income taxes	49.5	52.4
Other accrued liabilities	212.6	205.7
Minority interest in consolidated subsidiaries	47.7	45.7

Shareholders’ Deficit:
Series C ESOP preferred stock	28.0	28.0
Common stock	435.6	435.6
Additional paid-in capital	2,060.5	2,060.5
Accumulated deficit	(2,783.2)	(2,743.9)
Accumulated other comprehensive loss	(1,025.7)	(1,183.7)
Other	—	(0.1)

Total Shareholders’ Deficit	(1,284.8)	(1,403.6)

Total Liabilities and Shareholders’ Deficit	$8,060.5	$7,913.3

See accompanying notes.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Millions of Dollars)

	Six Months Ended June 30
	2003	2002
Cash Provided From (Used By) Operating Activities
Net loss	$(39.3)	$(1,443.1)
Adjustments to reconcile net loss to net cash provided from operating activities:
Cumulative effect of change in accounting principle	—	1,464.5
Depreciation and amortization	149.6	136.8
Restructuring charges	20.2	11.0
Chapter 11 and Administration related reorganization expenses	59.7	43.0
(Gain) loss on sales of businesses	7.1	(6.6)
Change in postemployment benefits, including pensions	57.6	27.8
Deferred taxes	14.8	(34.4)
Decrease (increase) in accounts receivable	4.7	(122.5)
Decrease (increase) in inventories	18.0	(48.2)
Increase in accounts payable	14.2	21.2
Change in other assets and liabilities	(29.5)	111.0
Payments against restructuring reserves	(37.6)	(17.8)
Payments for Chapter 11 and Administration related reorganization expenses	(38.6)	(36.2)

Net Cash Provided From Operating Activities	200.9	106.5

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(140.7)	(127.2)
Net proceeds from sales of businesses	21.5	21.8

Net Cash Used By Investing Activities	(119.2)	(105.4)

Cash Provided From (Used By) Financing Activities
Proceeds from issuance of long-term debt	0.1	1.5
Principal payments on long-term debt	(3.5)	(1.9)
Borrowings from DIP credit facility	75.0	—
Principal payments on DIP credit facility	(100.2)	(6.1)
Decrease in short-term debt	(19.3)	(7.5)
Other	—	1.3

Net Cash Used By Financing Activities	(47.9)	(12.7)

Effect of Foreign Currency Exchange Rate Fluctuations on Cash	22.5	15.2

Increase in Cash and Equivalents	56.3	3.6
Cash and equivalents at beginning of period	395.1	346.9

Cash and Equivalents at End of Period	$451.4	$350.5

See accompanying notes.

FEDERAL-MOGUL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003

1.	BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited consolidated financial statements of Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain items in the 2002 consolidated financial statements have been reclassified to conform to the presentation used in 2003.

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

Investments in Non-Consolidated Entities

Equity investments that comprise more than 20% but less than 50% of the outstanding equity of the investee are accounted for by the equity investment method and are not consolidated. Such investments aggregated $134.5 million and $129.7 million at June 30, 2003 and December 31, 2002, respectively, and are included in the consolidated balance sheets as “other noncurrent assets”. Net income from non-consolidated equity investments was $8.9 million and $5.7 million for the quarters ended June 30, 2003 and 2002, respectively. Net income from non-consolidated equity investments was $14.7 million and $11.0 million for the six-month periods ended June 30, 2003 and 2002, respectively. Net income from non-consolidated equity investments is included in the statements of operations as “other income, net”.

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

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization within 120 days following the Petition Date with the Bankruptcy Court. The Debtors requested the Bankruptcy Court to extend the period of exclusivity to November 1, 2002, and the request was granted. On October 30, 2002, the Bankruptcy Court granted an additional extension of the period of exclusivity to March 3, 2003. This date was further extended by Federal District Court order until March 6, 2003, on which date a plan of reorganization was filed. With the filing of the plan of reorganization and due to unresolved issues as discussed below, the Bankruptcy Court extended the exclusivity period until August 11, 2003. On July 30, 2003, the Bankruptcy Court further extended this exclusivity period until October 13, 2003.

Although a number of issues remain to be resolved, the plan of reorganization provides that the noteholders and asbestos claimants, present and future, will convert all of their claims into equity of the reorganized Company. Specifically, 49.9% of newly authorized and issued stock will be distributed to the noteholders, and 50.1% of newly authorized and issued stock will be distributed to a trust established pursuant to Section 524(g) of the Bankruptcy Code for the benefit of existing and future asbestos claimants. United States trade creditors are expected to receive yet to be determined distributions under the consensual plan. Subject to continued negotiation, the plan of reorganization currently provides for the cancellation of pre-petition equity interests. The filing of the plan of reorganization was followed by the Plan Disclosure Statement which details the reorganization transaction and the U.K. scheme of arrangement. The Plan Disclosure Statement was filed with the Bankruptcy Court on April 21, 2003. Additional critical documents, such as the U.K. scheme of arrangement and the trust distribution procedure document will follow later.

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, the Company entered into a $675 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. The DIP credit facility expires in October 2003 and bears interest at either the alternate base rate (“ABR”) plus 2½ percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3½ percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $675 million commitment is mandatorily reduced by a portion of the proceeds received from an asset or business divestiture. The Company is currently renegotiating its DIP credit facility and expects to complete this process and obtain the required Bankruptcy Court approval prior to the facility’s expiration.

The Company’s available borrowings under the DIP credit facility are determined by the underlying collateral at any point in time, consisting of its domestic inventories, domestic accounts receivable, domestic plant, and its equipment and real property. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. The borrowing base available to the Company is calculated weekly based upon the value of this underlying collateral. The total commitment and amounts outstanding on the DIP credit facility are as follows (in millions of dollars):

	June 30 2003	December 31 2002
Original commitment	$675.0	$675.0
Mandatory commitment reductions—divestitures	(38.4)	(27.0)

Current commitment	$636.6	$648.0

Outstanding:
Current borrowings	$289.5	$314.7
Letters of credit	18.0	14.0

Total outstanding	307.5	328.7
Available to borrow	256.6	200.3

Total borrowing base	$564.1	$529.0

The DIP credit facility contains restrictive covenants. The more significant of these covenants include the maintenance of certain levels of earnings before interest, taxes, depreciation and amortization and limitations on quarterly capital expenditures. Additional covenants include, but are not limited to, limitations on the early retirement of debt, additional borrowings, payment of dividends and the sale of assets or businesses.

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

Virtually all of the Company’s pre-petition debt is in default. At June 30, 2003, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise.” This includes debt outstanding of $1,905.3 million under the pre-petition Senior Credit Agreements and $2,118.1 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $36.1 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

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

Liabilities subject to compromise are comprised of (in millions of dollars):

	June 30 2003	December 31 2002
Debt	$3,987.3	$3,982.7
Asbestos liabilities	1,571.4	1,565.1
Company-obligated mandatorily redeemable securities	211.0	211.0
Accounts payable	201.1	211.9
Interest payable	43.0	43.9
Environmental liabilities	27.4	22.9
Other liabilities	20.5	15.7

Subtotal	6,061.7	6,053.2
Intercompany payables to Affiliates	3,129.3	3,092.7

Liabilities subject to compromise	$9,191.0	$9,145.9

Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations for the three and six-month periods ended June 30, 2003 and 2002, respectively, consist of legal, financial and advisory fees, critical employee retention costs and other directly related internal costs as follows (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Professional fees directly related to the filing	$22.5	$16.2	$48.9	$29.9
Critical employee retention costs	2.0	4.8	4.1	9.6
Other directly related costs	2.4	2.2	6.7	3.5

Total	$26.9	$23.2	$59.7	$43.0

Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. March 3, 2003 was the property and general bar date for the filing of proofs of claim against the U.S. Debtors.

Approximately 10,500 proofs of claim totaling approximately $158.4 billion alleging a right to payment from a Debtor were filed in connection with the March 3, 2003 bar date as follows:

•	Approximately 1,900 claims, totaling approximately $144.1 billion, which the Company believes should be disallowed by the Bankruptcy Court primarily because these claims appear to be duplicate or unsubstantiated claims.

•	Approximately 400 claims, totaling approximately $8.3 billion, associated with asbestos-related contribution, indemnity, or reimbursement claims.

•	Approximately 3,700 claims, totaling approximately $0.2 billion, alleging asbestos-related property damage. Based on its review, the Company believes most of these claims are duplicative or unsubstantiated.

The Company has not completed its evaluation of the approximate remaining 4,500 claims, totaling approximately $5.8 billion, alleging rights to payment for financing, environmental, trade accounts payable and other matters. The Company has previously recorded approximately $4.4 billion in liabilities for these claims. The Company continues to investigate these unresolved proofs of claim, and intends to file objections to the claims that are inconsistent with its books and records. To date, the Debtors have filed objections to more than 4,500 proofs of claim, and have obtained stipulations or orders involving more than 1,000 claims, which either (i) reduce the filed claims to an amount that is consistent with the Debtors books or records, or (ii) completely disallow the claims.

Because the Debtors have not completed an evaluation of all filed claims and will be continuing their objections to claims, the ultimate number and allowed amount of such claims are not presently known and cannot be reasonably estimated at this time. The resolution of such claims could result in a material adjustment to the Company’s financial statements.

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

Federal-Mogul Corporation

Debtors’ Condensed Consolidated Statements of Operations (Unaudited)

(Millions of Dollars)

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Net sales	$897.9	$997.1	$1,789.4	$1,931.6
Cost of products sold	739.1	817.7	1,470.6	1,589.5

Gross margin	158.8	179.4	318.8	342.1
Selling, general and administrative expenses	154.1	141.3	309.7	286.5
Interest expense, net	21.6	30.7	50.6	61.6
Chapter 11 and Administration related reorganization expenses	26.9	23.2	59.7	43.0
Intercompany interest income from non-filers	(84.8)	(79.6)	(159.8)	(160.4)
Other (income) expense, net	(17.8)	(4.0)	(16.8)	1.1

Earnings before income taxes, equity loss of non-Debtor subsidiaries, and cumulative effect of change in accounting principle	58.8	67.8	75.4	110.3
Income tax expense	11.5	7.2	11.7	28.2

Earnings before equity loss of non-Debtor subsidiaries and cumulative effect of change in accounting principle	47.3	60.6	63.7	82.1
Equity loss of non-Debtor subsidiaries before cumulative effect of change in accounting principle	(52.4)	(44.6)	(103.0)	(107.3)

Earnings (loss) before cumulative effect of change in accounting principle	(5.1)	16.0	(39.3)	(25.2)
Cumulative effect of change in accounting principle, Debtors, net of applicable income tax benefit	—	—	—	1,100.7
Cumulative effect of change in accounting principle, non-Debtors, net of applicable income tax benefit	—	—	—	317.2

Net Earnings (Loss)	$(5.1)	$16.0	$(39.3)	$(1,443.1)

Federal-Mogul Corporation

Debtors’ Condensed Consolidated Balance Sheets

(Millions of Dollars)

	(Unaudited) June 30 2003	December 31 2002
ASSETS
Cash and equivalents	$246.5	$189.6
Accounts receivable	577.5	573.1
Accounts receivable, non-Debtors	401.8	345.4
Inventories	454.9	472.6
Deferred taxes	12.6	20.3
Prepaid expenses	86.9	96.4

Total Current Assets	1,780.2	1,697.4
Property, plant and equipment, net	1,140.5	1,171.5
Goodwill and indefinite-lived intangible assets	1,377.7	1,376.9
Definite-lived intangible assets, net	298.0	300.6
Asbestos-related insurance recoverable	802.0	780.6
Loans receivable and investments in non-Debtors	4,477.4	4,333.1
Other noncurrent assets	461.8	519.2

Total Assets	$10,337.6	$10,179.3

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$289.3	$314.7
Accounts payable and accrued compensation	263.6	268.9
Accounts payable, non-Debtors	146.3	129.6
Other accrued liabilities	261.2	281.0

Total Current Liabilities	960.4	994.2
Postemployment benefits	1,356.9	1,336.9
Other accrued liabilities	114.1	110.0
Liabilities subject to compromise	9,191.0	9,145.9
Shareholders’ Deficit	(1,284.8)	(1,407.7)

Total Liabilities and Shareholders’ Deficit	$10,337.6	$10,179.3

Federal-Mogul Corporation

Debtors’ Condensed Consolidated Statement of Cash Flows (Unaudited)

(Millions of Dollars)

	Six Months Ended June 30
	2003	2002
Net Cash Provided From Operating Activities	$134.5	$48.7

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(71.6)	(56.8)
Net proceeds from sales of businesses	13.1	21.8

Net Cash Used By Investing Activities	(58.5)	(35.0)

Cash Provided From (Used By) Financing Activities
Borrowings from DIP credit facility	75.0	—
Principal payments on DIP credit facility	(100.2)	(6.1)
Other	—	1.3

Net Cash Used By Financing Activities	(25.2)	(4.8)
Effect of Foreign Currency Exchange Rate Fluctuations on Cash	6.1	4.9

Increase in Cash and Equivalents	56.9	13.8
Cash and equivalents at beginning of period	189.6	146.5

Cash and Equivalents at End of Period	$246.5	$160.3

3.	INCOME TAXES

For the six months ended June 30, 2003, the Company recorded income tax expense of $39.1 million on a loss of $0.2 million before income taxes. This compares to income tax expense of $50.5 million on earnings of $25.3 million before income taxes and cumulative effect of change in accounting principle in the same period of 2002. Income tax expense for the six month period ended June 30, 2003 resulted primarily from the recognition of income tax expense on earnings in certain foreign jurisdictions without the recognition of income tax benefits on current losses in the United States and certain entities in the U.K.

Net deferred tax assets/(liabilities) are as follows (in millions of dollars):

	June 30 2003	December 31 2002
Deferred tax assets	$1,454.0	$1,456.8
Valuation allowance	(724.3)	(701.6)

Net deferred tax assets	729.7	755.2
Deferred tax liabilities	(795.6)	(799.0)

Net deferred tax liability	$(65.9)	$(43.8)

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows (in millions of dollars):

	June 30 2003	December 31 2002
Assets
Deferred taxes	$14.0	$35.4
Other noncurrent assets	7.3	11.4
Liabilities
Other current accrued liabilities	(37.7)	(38.2)
Deferred income taxes	(49.5)	(52.4)

Net deferred tax liability	$(65.9)	$(43.8)

4.	OPERATIONS BY REPORTABLE SEGMENT

The Company’s integrated operations are included in six reportable segments generally corresponding to major product groups: Powertrain, Sealing Systems and Systems Protection, Friction, Aftermarket, Other and Divested Operations. Segment information for the three and six months ended June 30, 2002 has been reclassified to reflect organizational changes implemented in July 2002 and January 2003.

Powertrain products are used primarily in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include engine bearings, pistons, piston pins, rings, cylinder liners, sintered products, and connecting rods.

Sealing Systems and Systems Protection products are used in automotive, light truck, heavy-duty, agricultural, off-highway, marine, railroad, high performance and industrial applications. The primary products of this segment include dynamic seals, gaskets, element resistant sleeving systems protection products, and electrical connectors and sockets.

Friction products are used in automotive, heavy-duty and railway applications. The primary products of this segment include disc pads and brake shoes.

Aftermarket distributes products manufactured within the above segments, or purchased, to the independent automotive and heavy-duty aftermarkets. The segment also includes manufacturing operations for brake, chassis, ignition, fuel and wiper products.

Other includes Asia Pacific and other Corporate functions.

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

Net Sales and Gross Margin information by reportable segment is as follows (in millions of dollars):

	Net Sales
	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Powertrain	$474.8	$426.0	$940.3	$833.5
Sealing Systems and Systems Protection	163.6	170.9	327.0	331.3
Friction	109.8	95.4	214.7	182.6
Aftermarket	655.1	664.7	1,268.4	1,264.5
Other, including Corporate	24.7	20.3	45.2	33.7
Divested Operations	16.7	65.0	58.9	142.8

Total	$1,444.7	$1,442.3	$2,854.5	$2,788.4

	Gross Margin
	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Powertrain	$71.6	$71.7	$137.8	$139.7
Sealing Systems and Systems Protection	31.3	38.0	61.0	68.6
Friction	32.6	27.8	63.7	52.2
Aftermarket	159.7	148.9	307.0	285.6
Other, including Corporate	(0.9)	(2.2)	(2.5)	(7.4)
Divested Operations	3.5	7.1	8.6	13.9

Total	$297.8	$291.3	$575.6	$552.6

Operational EBIT by reportable segment is as follows (in millions of dollars):

	Operational EBIT
	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Powertrain	$41.0	$41.5	$80.6	$66.3
Sealing Systems and Systems Protection	13.5	19.8	24.7	32.0
Friction	17.0	15.4	33.1	28.8
Aftermarket	94.5	86.7	179.9	159.3
Other, including Corporate	(86.6)	(75.7)	(182.9)	(158.0)
Divested Operations	2.7	5.6	6.2	6.7

Total Operational EBIT	82.1	93.3	141.6	135.1

Items required to reconcile Operational EBIT to earnings (loss) before income tax expense and cumulative effect of change in accounting principle:
Interest expense, net	(21.8)	(29.9)	(51.3)	(60.2)
Restructuring charges	(9.9)	(1.5)	(20.2)	(11.0)
Chapter 11 and Administration related reorganization expenses	(26.9)	(23.2)	(59.7)	(43.0)
Other income (expense), net	(8.4)	(2.0)	(10.6)	4.4

Earnings (loss) before income tax expense and cumulative effect of change in accounting principle	$15.1	$36.7	$(0.2)	$25.3

Total assets by reportable segment are as follows (in millions of dollars):

	June 30 2003	December 31 2002
Powertrain	$1,864.4	$1,897.8
Sealing Systems and Systems Protection	1,275.9	1,237.1
Friction	646.4	618.3
Aftermarket	2,828.5	2,661.1
Other, including Corporate	1,445.3	1,499.0

Total Assets	$8,060.5	$7,913.3

5.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is summarized as follows (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net earnings (loss)	$(5.1)	$16.0	$(39.3)	$(1,443.1)
Foreign currency translation adjustments	145.8	224.8	158.0	149.7

Total Comprehensive Income (Loss)	$140.7	$240.8	$118.7	$(1,293.4)

6.	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions of dollars, except share and per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Numerator:
Net Earnings (Loss)	$(5.1)	$16.0	$(39.3)	$(1,443.1)
Cumulative effect of change in accounting principle, net of applicable tax benefit	—	—	—	1,417.9

Numerator for basic and dilutive earnings (loss) per share—loss attributable to common shareholders before cumulative effect of change in accounting principle	$(5.1)	$16.0	$(39.3)	$(25.2)

Numerator for basic and diluted earnings (loss) per share	$(5.1)	$16.0	$(39.3)	$(1,443.1)

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares (in millions)	87.1	82.4	87.1	82.4

Effect of dilutive securities:
Conversion of Series C preferred stock	—	0.9	—	—
Conversion of Company-obligated mandatorily redeemable securities	—	8.7	—	—

Dilutive potential common shares	—	9.6	—	—

Denominator for dilutive earnings (loss) per share—adjusted weighted average shares and assumed coversions (in millions)	87.1	92.0	87.1	82.4

Basic earnings (loss) per share before cumulative effect of change in accounting principle	$(0.06)	$0.19	$(0.45)	$(0.30)

Basic earnings (loss) per share	$(0.06)	$0.19	$(0.45)	$(17.52)

Dilutive earnings (loss) per share before cumulative effect of change in accounting principle	$(0.06)	$0.17	$(0.45)	$(0.30)

Diluted earnings (loss) per share	$(0.06)	$0.17	$(0.45)	$(17.52)

As a result of the Restructuring Proceedings, the Company stopped accruing and paying dividends on its Series C Preferred Stock.

7.	INCENTIVE STOCK PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its employee stock awards. Accordingly, no compensation cost has been recognized for its stock option grants, as the exercise price of the Company’s employee stock options equals the underlying stock price on the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 “Accounting for Stock Base Compensation”, the Company’s net earnings (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below (in millions of dollars, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net earnings (loss) as reported	$(5.1)	$16.0	$(39.3)	$(1,443.1)
Additional compensation expense for fair value of stock options	(0.1)	(1.4)	(0.2)	(3.8)

Pro forma net earnings (loss)	$(5.2)	$14.6	$(39.5)	$(1,446.9)

Basic earnings (loss) per share as reported	$(0.06)	$0.19	$(0.45)	$(17.52)

Pro forma basic earnings (loss) per share	$(0.06)	$0.18	$(0.45)	$(17.57)

Diluted earnings (loss) per share as reported	$(0.06)	$0.17	$(0.45)	$(17.52)

Pro forma diluted earnings (loss) per share	$(0.06)	$0.16	$(0.45)	$(17.57)

8.	ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

T&N Companies Asbestos Litigation

Background

The Company’s U.K. subsidiary, T&N Ltd., and two U.S. subsidiaries (the “T&N Companies”) are among many defendants named in numerous court actions in the U.S. alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. As of the Petition Date, T&N Ltd. was a defendant in approximately 115,000 pending personal injury claims. The two United States subsidiaries were defendants in approximately 199,000 pending personal injury claims. As a result of the Restructuring Proceedings, the Company includes as a pending claim open served claims, settled but not documented claims and settled but not paid claims. Notice of complaints continue to be received Post-petition and are in violation of the Automatic Stay.

Recorded Liability

In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.4 billion as of June 30, 2003) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings (see Note 2), all pending asbestos-related litigation against the Company in the United States and the

U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors committee consisting in large part of representatives of asbestos claimants has been appointed. March 3, 2003 was the bar date for the filing of all asbestos-related property damage claims. As part of the Restructuring Proceedings, it will be determined which asbestos claims should be allowed, or compensated, and the aggregate value of such claims. The Company’s obligations with respect to present and future claims could be determined through litigation in Bankruptcy Court, the High Court, and/or through negotiations with each of the official committees appointed; that determination may provide the basis for a plan of reorganization or scheme of arrangement.

In December of 2000, the Company entered into $250 million of surety on behalf of the T&N Companies to meet certain collateral requirements for asbestos indemnity obligations associated with their prior membership in the Center for Claims Resolution (“CCR”). This amount was stepped down by contract to $225 million effective June, 2001. As a result of the filing, the Company has sought declaratory and injunctive relief in an adversary proceeding filed in the Bankruptcy Court, in order to enjoin any post-petition payments to asbestos claimants by the CCR and any post-petition draw by the CCR on $225 million in face amount of the surety bonds. The CCR now seeks to draw on the surety bonds to fund past and future payments although the basis of such draw, the validity of such claims under the pre-petition bond terms, and whether such draw may be utilized to pay obligations of other CCR members are all disputed. On March 28, 2003, the Federal District Court Judge held that, with respect to phase one, the CCR has the right to draw upon the bonds to the extent that a settlement between an individual and the CCR member was consummated, i.e., a release has been obtained from such individual. The CCR has appealed and the ruling was modified to require a state-by-state analysis of what constitutes a release. This is in process, as is a yet to be heard phase two, which will ultimately determine the amount of any such draw.

Except for effect of foreign currency, the Company has not adjusted its estimate of the asbestos liability since September 30, 2001. This liability is included in the consolidated balance sheet under the caption “Liabilities subject to compromise” as of June 30, 2003 for the Company’s U.S. and U.K. subsidiaries.

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

Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of June 30, 2003, the recorded insurance recoverable was $632.1 million. In December 2001, one of the three reinsurers filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. In December 2002, the remaining two reinsurers issued separate declaratory proceedings seeking clarification of policy requirements related to the Asbestos Liability Policy. The Company believes that, based on its review of the insurance policies and advice from outside legal counsel, it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of the claims in excess of the trigger point of the insurance.

The ultimate realization of insurance proceeds is directly related to the amount of related covered claims paid by the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount, up to the cap of the insurance layer. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change, other than foreign exchange translation, to the recorded amounts since the Company initiated the Restructuring Proceedings. Accordingly, this asset could change significantly based upon events that occur from the Restructuring Proceedings.

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that currently there is little risk that the reinsurers will not be able to meet their obligation to pay, once the claims filed after June 30, 1996 exceed the £690 million trigger point. The U.S. claims’ costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is less then $1.69/£, the Company will effectively have a discount from 100% recovery on claims paid. As of June 30, 2003, the $632.2 million insurance recoverable asset is net of an exchange rate discount of approximately $9.9 million.

Abex and Wagner Asbestos Litigation

Background

Two of the Company’s businesses formerly owned by Cooper Industries, Inc., known as Abex and Wagner, are involved as defendants in numerous court actions in the U.S. alleging personal injury from exposure to asbestos or asbestos-containing products. These claims mainly involve friction products. As of the Petition Date, Abex and Wagner were defendants in approximately 66,000 and 33,000 pending claims, respectively. As a result of the Restructuring Proceedings, the Company includes as a pending claim open served claims, settled but not documented claims and settled but not paid claims. Notices of complaints continue to be received post-petition and are in violation of the Automatic Stay.

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

Recorded Liability

The liability (comprised of $165.4 million in Abex liabilities and $49.1 million in Wagner liabilities as of June 30, 2003) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $116.3 million as of June 30, 2003.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $53.5 million as of June 30, 2003.

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

Federal-Mogul and Fel-Pro Asbestos Litigation

Prior to the Restructuring Proceedings, the Company was sued in its own name as one of a large number of defendants in multiple lawsuits brought by claimants alleging injury from exposure to asbestos due to its ownership of certain assets involved in gasket making. As of the Petition Date, the Company was a defendant in approximately 61,500 pre-petition pending claims. Over 40,000 of these claims were transferred to a federal court, where, prior to the Restructuring Proceedings, they were pending. Notices of complaints continue to be received post-petition and are in violation of the Automatic Stay.

Prior to the Restructuring Proceedings, the Company’s Fel-Pro subsidiary also was named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. Fel-Pro was a defendant in approximately 34,000 pending claims as of the Petition Date. Over 32,000 of these claims were transferred to a federal court where, prior to the Restructuring Proceedings, they were pending. The Company was defending all such claims vigorously and believed that it and Fel-Pro had substantial defenses to liability and insurance coverage for defense and indemnity.

All claims alleging exposure to the products of the Company and of Fel-Pro have been stayed as a result of the Restructuring Proceedings.

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability and the insurance recoverable asset as of December 31, 2002 and June 30, 2003 (in millions of dollars):

	T&N Companies	Abex	Wagner	Other	Total
Liability:
Balance at December 31, 2002	$1,347.9	$165.4	$49.1	$2.7	$1,565.1
Foreign exchange	6.3	—	—	—	6.3

Balance at June 30, 2003	$1,354.2	$165.4	$49.1	$2.7	$1,571.4

Asset:
Balance at December 31, 2002	$610.8	$116.3	$53.5	$—	$780.6
Foreign exchange	21.4	—	—	—	21.4

Balance at June 30, 2003	$632.2	$116.3	$53.5	$—	$802.0

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

Other Legal Matters

The Company is involved in other legal actions and claims, directly and through its subsidiaries. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that the outcomes are not likely to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

Environmental Matters

The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) or other similar national or state environmental laws. These laws require responsible parties to pay for remediating contamination resulting from hazardous substances that were discharged into the environment by these parties, or by others to whom they sent such substances for treatment or other disposition. In addition, the Company has been notified by the United States Environmental Protection Agency, other national environmental agencies, and various state agencies that it may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to CERCLA and other national and state environmental laws. PRP designation requires the funding of site investigations and subsequent remediation activities.

At most of the sites that are likely to be costliest to remediate, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company’s exposure is expected to be limited. Despite the joint and several liability which may be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company’s share of the total waste has generally been small. The other companies, often numbering in the hundreds or more, which also sent wastes to these sites, generally include large, solvent publicly owned companies, and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste.

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

Environmental reserves were $68.4 million and $64.6 million as of June 30, 2003 and December 31, 2002, respectively. Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. As a result of the Restructuring Proceedings, $27.4 million and $22.9 million of environmental reserves as of June 30, 2003 and December 31, 2002, respectively, have been classified as liabilities subject to compromise in the consolidated balance sheet.

9.	INVENTORIES

Inventories consisted of the following (in millions of dollars):

	June 30 2003	December 31 2002
Raw materials	$168.8	$172.5
Work-in-process	134.0	130.3
Finished products	559.7	552.8

	862.5	855.6
Reserves and allowances	(58.9)	(55.5)

	$803.6	$800.1

10.	RESTRUCTURING

The Company recorded $20.2 million of restructuring charges during the first six months of 2003. These charges primarily consisted of severance costs for European and North American site consolidation and headcount reduction programs. Aftermarket recorded $9.9 million of these restructuring charges, including $2.4 million associated with restructuring programs initiated during the first six months of 2003. Powertrain recorded $6.4 million of these restructuring charges, including $4.7 million of costs relating to restructuring programs initiated during the first six months of 2003. Restructuring charges for Sealing Systems and Systems Protection totaled $3.9 million for the six-month period ending June 30, 2003 primarily relating to previously announced programs.

Total employee reductions for all current Company restructuring programs are expected to be approximately 3,200 of which approximately 2,350 have been terminated as of June 30, 2003.

The following table sets forth the restructuring reserves for the three and six month periods ended June 30, 2003 (in millions of dollars):

Balance of restructuring reserves as of December 31, 2002	$90.8
Restructuring charges	10.3
Effect of foreign exchange	0.5
Payments against restructuring reserves	(17.4)

Balance of restructuring reserves as of March 31, 2003	84.2
Restructuring charges	9.9
Effect of foreign exchange	3.4
Payments against restructuring reserves	(20.2)

Balance of restructuring reserves as of June 30, 2003	$77.3

11.	ACQUISITION AND DIVESTITURES

On January 30, 2003, the Company announced that it had entered into a letter of intent to acquire principally all of the Bendix friction materials business of Honeywell International, Inc. (“Honeywell”). The terms of the transaction are under negotiation, and the Company continues to assess the acquisition and work with Honeywell and the Company’s appointed committees in the Restructuring Proceedings to finalize the terms of the transaction. The Company continues to make progress on satisfying the regulatory conditions to the transaction. The consummation of this acquisition is expressly conditional upon Honeywell receiving a bankruptcy court-issued permanent injunction shielding it from all current and future asbestos liabilities related to the friction materials business. In addition, the completion of the acquisition is subject to Bankruptcy Court approval. The Bendix friction business has annual sales of approximately $700 million, and includes 13 manufacturing plants and five major engineering facilities in nine countries.

During April 2003, the Company completed the divestitures of its U.S. camshaft operations and principally all of its original equipment lighting operations. The divested U.S. camshaft operations include Grand Haven, Michigan and Orland, Indiana, as well as the Company’s share of an assembled camshaft joint venture in Grand Haven. The original equipment lighting divestitures include operations in Matamoros, Mexico; Brownsville, Texas; and Toledo, Ohio.

Collectively, the divested operations had 2002 net sales of $147.1 million. The Company received aggregate net cash proceeds of $18.1 million and recognized an aggregate loss of $6.3 million for its divestitures in the second quarter of 2003.

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

As a result of the Restructuring Proceedings (see Note 2 “Voluntary Reorganization Under Chapter 11 and Administration”) certain pre-petition liabilities, as shown below, were liabilities subject to compromise as of June 30, 2003 (in millions of dollars):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Debt	$3,986.3	$1.0	$—	$3,987.3
Asbestos liabilities	1.4	237.7	1,332.3	1,571.4
Company-obligated mandatorily redeemable securities	—	—	211.0	211.0
Accounts payable	57.7	114.2	29.2	201.1
Interest payable	42.8	0.2	—	43.0
Environmental liabilities	26.8	—	0.6	27.4
Other accrued liabilities	6.3	1.4	12.8	20.5

Liabilities subject to compromise	$4,121.3	$354.5	$1,585.9	$6,061.7

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended June 30, 2003

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$291.4	$421.9	$997.7	$(266.3)	$1,444.7
Cost of products sold	236.9	326.9	849.4	(266.3)	1,146.9

Gross margin	54.5	95.0	148.3	—	297.8
Selling, general and administrative expenses	80.9	53.2	94.9	—	229.0
Restructuring charges	—	0.2	9.7	—	9.9
Interest expense (income), net	23.0	—	(1.2)	—	21.8
Chapter 11 and Administration related reorganization expenses	26.9	—	—	—	26.9
Other expense (income), net	(10.0)	(31.5)	36.6	—	(4.9)

Earnings (loss) before income taxes and equity in earnings (loss) of subsidiaries	(66.3)	73.1	8.3	—	15.1
Income tax expense	1.2	0.9	18.1	—	20.2

Earnings (loss) before equity in earnings (loss) of subsidiaries	(67.5)	72.2	(9.8)	—	(5.1)
Equity in earnings (loss) of subsidiaries	62.4	15.6	—	(78.0)	—

Net Earnings (Loss)	$(5.1)	$87.8	$(9.8)	$(78.0)	$(5.1)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Six Months Ended June 30, 2003

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$572.9	$847.4	$1,962.3	$(528.1)	$2,854.5
Cost of products sold	467.3	653.8	1,685.9	(528.1)	2,278.9

Gross margin	105.6	193.6	276.4	—	575.6
Selling, general and administrative expenses	159.4	107.4	188.2	—	455.0
Restructuring charges	—	0.6	19.6	—	20.2
Interest expense (income), net	53.0	—	(1.7)	—	51.3
Chapter 11 and Administration related reorganization expenses	59.7	—	—	—	59.7
Other expense (income), net	(15.1)	(60.4)	65.1	—	(10.4)

Earnings (loss) before income taxes and equity in earnings (loss) of subsidiaries	(151.4)	146.0	5.2	—	(0.2)
Income tax expense	2.4	1.9	34.8	—	39.1

Earnings (loss) before equity in earnings (loss) of subsidiaries	(153.8)	144.1	(29.6)	—	(39.3)
Equity in earnings (loss) of subsidiaries	114.5	38.8	—	(153.3)	—

Net Earnings (Loss)	$(39.3)	$182.9	$(29.6)	$(153.3)	$(39.3)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended June 30, 2002

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$339.0	$472.5	$807.6	$(176.8)	$1,442.3
Cost of products sold	270.9	378.9	678.0	(176.8)	1,151.0

Gross margin	68.1	93.6	129.6	—	291.3
Selling, general and administrative expenses	54.9	67.7	86.1	—	208.7
Restructuring charges	—	4.1	(2.6)	—	1.5
Interest expense (income), net	31.4	—	(1.5)	—	29.9
Chapter 11 and Administration related reorganization expenses	23.2	—	—	—	23.2
Other expense (income), net	(12.9)	(26.8)	31.0	—	(8.7)

Earnings (loss) before income taxes, cumulative effect of change in accounting principle and equity in earnings (loss) of subsidiaries	(28.5)	48.6	16.6	—	36.7
Income tax expense	0.7	0.4	19.6	—	20.7

Earnings (Loss) before equity in loss of subsidiaries	(29.2)	48.2	(3.0)	—	16.0
Equity in earnings (loss) of subsidiaries	45.2	26.8	—	(72.0)	—

Net Earnings (Loss)	$16.0	$75.0	$(3.0)	$(72.0)	$16.0

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Six Months Ended June 30, 2002

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$654.0	$916.8	$1,553.0	$(335.4)	$2,788.4
Cost of products sold	527.1	733.9	1,310.2	(335.4)	2,235.8

Gross margin	126.9	182.9	242.8	—	552.6
Selling, general and administrative expenses	114.9	130.8	171.5	—	417.2
Restructuring charges	—	4.1	6.9	—	11.0
Interest expense (income), net	62.9	—	(2.7)	—	60.2
Chapter 11 and Administration related reorganization expenses	43.0	—	—	—	43.0
Other expense (income), net	(31.5)	(57.8)	85.2	—	(4.1)

Earnings (loss) before income taxes, cumulative effect of change in accounting principle and equity in earnings (loss) of subsidiaries	(62.4)	105.8	(18.1)	—	25.3
Income tax expense	0.7	23.7	26.1	—	50.5

Earnings (loss) before cumulative effect of change in accounting principle and equity in earnings (loss) of subsidiaries	(63.1)	82.1	(44.2)	—	(25.2)
Cumulative effect of change in accounting principle, net of applicable tax benefits	(3.8)	432.8	988.9	—	1,417.9

Loss before equity in loss of subsidiaries	(59.3)	(350.7)	(1,033.1)	—	(1,443.1)
Equity in earnings (loss) of subsidiaries	(1,383.8)	(690.9)	—	2,074.7	—

Net Loss	$(1,443.1)	$(1,041.6)	$(1,033.1)	$2,074.7	$(1,443.1)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Balance Sheet

June 30, 2003

(Millions of Dollars)

	(Unconsolidated)			Eliminations	Consolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$55.8	$—	$395.6	$—	$451.4
Accounts receivable, net	188.3	294.5	501.9	—	984.7
Inventories	80.3	310.6	412.7	—	803.6
Deferred taxes	—	—	14.0	—	14.0
Prepaid expenses and other current assets	41.3	32.1	138.7	—	212.1

Total Current Assets	365.7	637.2	1,462.9	—	2,465.8
Property, plant and equipment, net	266.1	644.0	1,419.9	—	2,330.0
Goodwill and indefinite-lived intangible assets	531.4	682.6	374.7	—	1,588.7
Definite-lived intangible assets, net	86.3	89.4	176.0	—	351.7
Investment in subsidiaries	6,404.6	2,999.9	—	(9,404.5)	—
Intercompany accounts, net	(3,372.0)	2,677.6	694.4	—	—
Asbestos-related insurance recoverable	—	171.9	630.1	—	802.0
Prepaid pension costs	34.3	—	284.4	—	318.7
Other noncurrent assets	29.3	34.3	140.0	—	203.6

Total Assets	$4,345.7	$7,936.9	$5,182.4	$(9,404.5)	$8,060.5

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Short-term debt, including current portion of long-term debt	$289.6	$—	$12.0	$—	$301.6
Accounts payable	51.1	76.3	227.9	—	355.3
Accrued compensation	62.9	24.5	149.8	—	237.2
Restructuring reserves	9.4	12.5	55.4	—	77.3
Accrued income taxes	7.1	—	48.6	—	55.7
Other accrued liabilities	136.7	40.0	175.7	—	352.4

Total Current Liabilities	556.8	153.3	669.4	—	1,379.5
Liabilities subject to compromise	4,121.4	354.5	1,585.8	—	6,061.7
Long-term debt	—	—	10.9	—	10.9
Postemployment benefits	815.3	—	768.1	—	1,583.4
Deferred income taxes	2.5	—	47.0	—	49.5
Other accrued liabilities	110.2	0.9	101.5	—	212.6
Minority interest in consolidated subsidiaries	24.3	23.4	—	—	47.7
Shareholders’ Equity (Deficit)	(1,284.8)	7,404.8	1,999.7	(9,404.5)	(1,284.8)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,345.7	$7,936.9	$5,182.4	$(9,404.5)	$8,060.5

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Consolidating Condensed Balance Sheet

December 31, 2002

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$31.9	$—	$363.2	$—	$395.1
Accounts receivable	171.8	310.0	472.2	—	954.0
Inventories	62.5	351.9	385.7	—	800.1
Deferred taxes	—	—	35.4	—	35.4
Prepaid expenses	41.1	33.0	100.4	—	174.5

Total Current Assets	307.3	694.9	1,356.9	—	2,359.1
Property, plant and equipment, net	244.6	687.4	1,341.0	—	2,273.0
Goodwill and indefinite-lived intangible assets	536.3	681.1	347.8	—	1,565.2
Definite-lived intangible assets, net	87.6	91.7	172.3	—	351.6
Investment in subsidiaries	6,394.2	2,771.7	—	(9,165.9)	—
Intercompany accounts, net	(3,424.6)	2,295.2	1,129.4	—	—
Asbestos-related insurance recoverable	—	171.9	608.7	—	780.6
Prepaid pension costs	71.2	—	290.3	—	361.5
Other noncurrent assets	43.7	36.5	142.1	—	222.3

Total Assets	$4,260.3	$7,430.4	$5,388.5	$(9,165.9)	$7,913.3

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Short-term debt, including current portion of long-term debt	$314.7	$—	$31.4	$—	$346.1
Accounts payable	44.5	67.0	207.4	—	318.9
Accrued compensation	91.4	25.3	125.4	—	242.1
Restructuring reserves	13.9	18.1	58.8	—	90.8
Accrued income taxes	9.2	—	33.9	—	43.1
Other accrued liabilities	138.1	41.6	183.7	—	363.4

Total Current Liabilities	611.8	152.0	640.6	—	1,404.4
Liabilities subject to compromise	4,111.1	363.6	1,578.5	—	6,053.2
Long-term debt	—	—	14.3	—	14.3
Postemployment benefits	813.5	—	727.7	—	1,541.2
Deferred income taxes	2.5	—	49.9	—	52.4
Other accrued liabilities	102.7	1.4	101.6	—	205.7
Minority interest in consolidated subsidiaries	22.3	23.4	—	—	45.7
Shareholders’ Equity (Deficit)	(1,403.6)	6,890.0	2,275.9	(9,165.9)	(1,403.6)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,260.3	$7,430.4	$5,388.5	$(9,165.9)	$7,913.3

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Six Months Ended June 30, 2003

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided From (Used By) Operating Activities	$(88.4)	$280.2	$9.1	$—	$200.9

Cash Provided From (Used By) Investing Activities:
Expenditures for property, plant and equipment and other long-term assets	(20.1)	(38.6)	(82.0)	—	(140.7)
Proceeds from sale of businesses	—	21.5	—	—	21.5

Net Cash Used By Investing Activities	(20.1)	(17.1)	(82.0)	—	(119.2)

Cash Provided From (Used By) Financing Activities:
Proceeds from issuance of long-term debt	—	—	0.1	—	0.1
Principal payments on long-term debt	—	—	(3.5)	—	(3.5)
Borrowings from DIP credit facility	75.0	—	—	—	75.0
Principal payments on DIP credit facility	(100.2)	—	—	—	(100.2)
Decrease in short-term debt	—	—	(19.3)	—	(19.3)
Change in intercompany accounts	156.1	(263.1)	107.0	—	—

Net Cash Provided From (Used By) Financing Activities	130.9	(263.1)	84.3	—	(47.9)
Effect of Foreign Currency Exchange Rate Fluctuations on Cash	1.5	—	21.0	—	22.5

Net Increase in Cash and Equivalents	$23.9	$—	$32.4	$—	$56.3

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Six Months Ended June 30, 2002

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided From (Used By) Operating Activities	$0.6	$129.0	$(23.1)	$—	$106.5

Cash Provided From (Used By) Investing Activities:
Expenditures for property, plant and equipment and other long-term assets	(13.6)	(33.8)	(79.8)	—	(127.2)
Net proceeds from sales of businesses	5.9	6.0	9.9	—	21.8

Net Cash Used By Investing Activities	(7.7)	(27.8)	(69.9)	—	(105.4)

Cash Provided From (Used By) Financing Activities:
Proceeds from the issuance of long-term debt	—	—	1.5	—	1.5
Principal payments on long-term debt	—	—	(1.9)	—	(1.9)
Principal payments on DIP credit facility	(6.1)	—	—	—	(6.1)
Increase (decrease) in short-term debt	—	0.5	(8.0)	—	(7.5)
Change in intercompany accounts	(34.9)	(102.2)	137.1	—	—
Other	1.3	—	—	—	1.3

Net Cash Provided From (Used By) Financing Activities	(39.7)	(101.7)	128.7	—	(12.7)
Effect of Foreign Currency Exchange Rate Fluctuations on Cash	15.2	—	—	—	15.2

Net Increase (Decrease) in Cash and Equivalents	$(31.6)	$(0.5)	$35.7	$—	$3.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Federal-Mogul Corporation (the “Company” or “Federal-Mogul”) is a vehicular parts manufacturer providing innovative solutions and systems to global customers in the automotive, small engine, heavy-duty and industrial markets. The Company manufactures engine bearings, pistons, piston pins, rings, cylinder liners, sintered products, connecting rods, sealing systems, systems protection sleeving products, fuel systems, wipers, ignition, brake, friction and chassis products. The Company’s principal customers include many of the world’s original equipment (“OE”) manufacturers of vehicles and industrial products. The Company also manufactures and supplies its products to the aftermarket.

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

CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Net Sales

Consolidated net sales by reportable segment for the three-months ended June 30, 2003 and 2002 were as follows (in millions of dollars):

	2003	2002	Change
Powertrain	$474.8	$426.0	$48.8
Sealing Systems and Systems Protection	163.6	170.9	(7.3)
Friction	109.8	95.4	14.4
Aftermarket	655.1	664.7	(9.6)
Other, including Corporate	24.7	20.3	4.4
Divested Operations	16.7	65.0	(48.3)

Total	$1,444.7	$1,442.3	$2.4

Gross Margin

Consolidated gross margin by reportable segment for the three-months ended June 30, 2003 and 2002 was as follows (in millions of dollars):

	2003	2002	Change
Powertrain	$71.6	$71.7	$(0.1)
Sealing Systems and Systems Protection	31.3	38.0	(6.7)
Friction	32.6	27.8	4.8
Aftermarket	159.7	148.9	10.8
Other, including Corporate	(0.9)	(2.2)	1.3
Divested Operations	3.5	7.1	(3.6)

Total	$297.8	$291.3	$6.5

Powertrain

Net sales for the second quarter of 2003 were $475 million compared to $426 million in the same quarter of 2002. Favorable foreign currency approximating $54 million combined with increased European sales volumes of approximately $20 million were partially offset by reduced sales volumes in the Americas and by customer price reductions.

Gross margin was $72 million, or 15% of net sales, for the second quarter of 2003 compared to $72 million, or 17% of net sales, for the same quarter in 2002. The impact of favorable foreign currency, productivity programs, and increased production volumes in Europe were more than offset by reduced production volumes in the Americas, increased warranty and product costs, and customer price reductions.

Sealing Systems and Systems Protection

Net sales for the second quarter of 2003 were $164 million compared to $171 million in the same quarter of 2002. Favorable foreign currency of approximately $8 million was more than offset by customer price reductions and decreased sales volumes.

Gross margin was $31 million, or 19% of net sales, for the second quarter of 2003 compared to $38 million, or 22% of net sales, for the same quarter in 2002. Favorable productivity and foreign currency were more than offset by the effects of decreased production volumes and customer price reductions.

Friction

Net sales for the second quarter of 2003 were $110 million compared to $95 million in the same quarter of 2002. Favorable foreign currency of approximately $11 million combined with increased sales volumes more than offset the impact of customer price reductions.

Gross margin was $33 million, or 30% of net sales, for the second quarter of 2003 compared to $28 million, or 29% of net sales, for the same quarter of 2002. Increased production volumes and favorable foreign currency more than offset customer price reductions.

Aftermarket

Net sales for the second quarter of 2003 were $655 million compared to $665 million in the same quarter of 2002. Favorable foreign currency partially offset decreased sales volumes in both the Americas and Europe.

Gross margin was $160 million, or 24% of net sales, for the second quarter of 2003 compared to $149 million, or 22% of net sales, for the same quarter of 2002. Adverse production volumes were more than offset by productivity programs, product sourcing savings, and favorable foreign currency.

Other

Other primarily includes Asia Pacific and other Corporate functions. Net sales for the second quarter of 2003 were $25 million compared to $20 million in the same quarter of 2002. This increase is primarily the result of increased sales volumes in the Asia Pacific region.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $229 million, or 16% of net sales, for the second quarter of 2003 as compared to $209 million, or 14% of net sales, for the same quarter of 2002. Foreign currency and increased current year pension expense due to lower than expected returns on the Company’s pension plan assets in the prior year were partially offset by operating and corporate cost reductions.

Interest Expense, net

Interest expense, net was $22 million in the second quarter of 2003 compared to $30 million for the same quarter of 2002. The decline is principally attributable to interest income associated with U.S. tax refunds resulting from claims filed for prior years, combined with reduced interest expense on the DIP credit facility resulting from favorable interest rates and lower average outstanding borrowings.

Income Tax Expense

For the three months ended June 30, 2003, the Company recorded income tax expense of $20 million on earnings of $15 million before income taxes. This compares to income tax expense of $21 million on earnings of $37 million before income taxes in the same period of 2002. Income tax expense for the three month period ended June 30, 2003 resulted primarily from the recognition of income tax expense on earnings in certain foreign jurisdictions without the recognition of income tax benefits on current losses in the United States and certain entities in the U.K.

Restructuring Charges

During the three months ended June 30, 2003 and 2002, the Company recorded restructuring charges of $10 million and $2 million, respectively. Charges for 2003 primarily relate to severance charges for North American and European Powertrain, Aftermarket and Sealing Systems and Systems Protection restructuring programs initiated during the three months ended June 30, 2003 as well as severance charges for previously announced European distribution site consolidations and closures in the Sealing Systems and Systems Protection and Aftermarket businesses.

Chapter 11 and Administration Related Reorganization Expenses

During the three months ended June 30, 2003 and 2002, the Company recorded Chapter 11 and Administration related reorganization expenses of $27 million and $23 million, respectively. These expenses consist of legal, financial and advisory fees, critical employee retention costs and other directly related internal costs, and fluctuate largely based upon the necessity for professional services by third-party vendors in connection with the Restructuring Proceedings.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Net Sales

Consolidated net sales by reportable segment for the six-months ended June 30, 2003 and 2002 were as follows (in millions of dollars):

	2003	2002	Change
Powertrain	$940.3	$833.5	$106.8
Sealing Systems and Systems Protection	327.0	331.3	(4.3)
Friction	214.7	182.6	32.1
Aftermarket	1,268.4	1,264.5	3.9
Other, including Corporate	45.2	33.7	11.5
Divested Operations	58.9	142.8	(83.9)

Total	$2,854.5	$2,788.4	$66.1

Gross Margin

Consolidated gross margin by reportable segment for the six-months ended June 30, 2003 and 2002 was as follows (in millions of dollars):

	2003	2002	Change
Powertrain	$137.8	$139.7	$(1.9)
Sealing Systems and Systems Protection	61.0	68.6	(7.6)
Friction	63.7	52.2	11.5
Aftermarket	307.0	285.6	21.4
Other, including Corporate	(2.5)	(7.4)	4.9
Divested Operations	8.6	13.9	(5.3)

Total	$575.6	$552.6	$23.0

Powertrain

Net sales for the first six months of 2003 were $940 million compared to $834 million in the same period of 2002. Favorable foreign currency approximating $102 million combined with increased European sales volumes of approximately $41 million were partially offset by reduced sales volumes in the Americas and by customer price reductions.

Gross margin was $138 million, or 15% of net sales, for the first six months of 2003 compared to $140 million, or 17% of net sales, for the same period in 2002. Increased production volumes in Europe and productivity programs were more than offset by reduced production volumes in the Americas, increased warranty and product costs, and customer price reductions.

Sealing Systems and Systems Protection

Net sales for the first six months of 2003 were $327 million compared to $331 million in the same period of 2002. Favorable foreign currency of approximately $15 million was more than offset by the impacts of customer price reductions and decreased sales volumes.

Gross margin was $61 million, or 19% of net sales, for the first six months of 2003 compared to $69 million, or 21% of net sales, for the same period in 2002. Favorable productivity and foreign currency were more than offset by the effects of decreased production volumes and customer price reductions.

Friction

Net sales for the first six months of 2003 were $215 million compared to $183 million in the same period of 2002. Favorable foreign currency of approximately $21 million combined with increased sales volumes more than offset the impact of customer price reductions.

Gross margin was $64 million, or 30% of net sales, for the first six months of 2003 compared to $52 million, or 29% of net sales, for the same period of 2002. Favorable production volumes and foreign currency more than offset customer price reductions.

Aftermarket

Net sales for the first six months of 2003 were $1,268 million compared to $1,265 million in the same period of 2002. The effects of favorable foreign currency marginally offset decreased sales volumes in both the Americas and Europe.

Gross margin was $307 million, or 24% of net sales, for the first six months of 2003 compared to $286 million, or 23% of net sales, for the same period of 2002. Gross margin was favorably impacted by productivity programs and favorable foreign currency, which were partially offset by a decline in production volumes.

Other

Other primarily includes Asia Pacific and other Corporate functions. Net sales for the first six months of 2003 were $45 million compared to $34 million in the same period of 2002. This increase is primarily the result of increased sales volumes in the Asia Pacific region.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $455 million, or 16% of net sales, for the first six months of 2003 as compared to $417 million, or 15% of net sales, for the same period of 2002. Foreign currency and increased current year pension expense due to lower than expected returns on the Company’s pension plan assets in the prior year were partially offset by operating and corporate cost reductions.

Interest Expense, net

Interest expense, net was $51 million in the first six months of 2003 compared to $60 million for the same quarter of 2002. The decline is principally attributable to interest income associated with U.S. tax refunds resulting from claims filed for prior years, combined with reduced interest expense on the DIP credit facility resulting from favorable interest rates and lower average outstanding borrowings.

Income Tax Expense

For the six months ended June 30, 2003, the Company recorded income tax expense of $39 million on a loss of $0.2 million before income taxes. This compares to income tax expense of $51 million on earnings of $25 million before income taxes and cumulative effect of change in accounting principle in the same period of 2002. Net income tax expense for the six month period ended June 30, 2003 resulted primarily from the recognition of income tax expense on earnings in certain foreign jurisdictions without the recognition of income tax benefits on current losses in the United States and certain entities in the U.K.

Restructuring Charges

During the six months ended June 30, 2003 and 2002, the Company recorded restructuring charges of $20 million and $11 million, respectively. Charges for 2003 primarily relate to severance charges for North American and European Powertrain, Sealing Systems and Systems Protection, and Aftermarket restructuring programs initiated during the first six months of 2003 as well as severance charges for previously announced European distribution site consolidations and closures in the Powertrain, Sealing Systems and Systems Protection and Aftermarket businesses.

Chapter 11 and Administration Related Reorganization Expenses

During the six months ended June 30, 2003 and 2002, the Company recorded Chapter 11 and Administration related reorganization expenses of $60 million and $43 million, respectively. These expenses consist of legal, financial and advisory fees, critical employee retention costs and other directly related internal costs, and fluctuate largely based upon the necessity for professional services by third-party vendors in connection with the pace and degree of the Restructuring Proceedings.

LITIGATION & ENVIRONMENTAL CONTINGENCIES

For a summary of material litigation and environmental contingencies, refer to Note 8 of the consolidated financial statements, “Asbestos Liability and Legal Proceedings”.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided From Operating Activities

Cash flow provided from operating activities was $201 million for the first six months of 2003. Among the factors impacting operating cash flows were positive operational EBIT and working capital improvements, and are affected by timing issues on various accounts. Operational EBIT is defined as earnings before interest, income taxes, cumulative effect of change in accounting principle and certain items such as restructuring and impairment charges.

Cash Flow Used By Investing Activities

Cash flow used by investing activities was $119 million in the first six months of 2003. Investing cash flows were comprised principally of capital expenditures made for property, plant and equipment to implement process improvements, increase manufacturing capacity and production, and introduce new products.

Cash Flow Used By Financing Activities

Cash flow used by financing activities was $48 million for the first six months of 2003 resulting from a net paydown of the Company’s DIP credit facility of $25 million, combined with repayments of certain short-term and international debt.

In connection with the Restructuring Proceedings, the Company entered into a $675 million DIP credit facility to supplement liquidity and fund operations during the restructuring proceedings. The DIP credit facility expires in October 2003 and bears interest at either the alternate base rate (“ABR”) plus 2½ percentage points or a formula based on the London Inter-Bank Offered Rate plus 3½ percentage points. The ABR is the greatest of either the bank’s prime rate or the base certificate of deposit rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $675 million commitment is reduced by a portion of the proceeds received from an asset sale or business divestiture. The Company is currently renegotiating its DIP credit facility and expects to complete this process and obtain the required Bankruptcy Court approval prior to the facility’s expiration.

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

The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, the Bankruptcy Court’s approval of management’s plans and the availability of financing. Management believes that cash on hand and cash flow from operations, in conjunction with borrowings available from its DIP credit facility, will be sufficient to fund capital expenditures and meet its post-petition operating obligations in the short term. In the long term, the Company believes that the benefits from the previously announced restructuring programs and the favorable resolution of its asbestos liabilities through Chapter 11 and Administration should provide adequate long-term cash flows. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company. Also, certain obligations, particularly asbestos obligations, can be impacted by factors outside the Company’s control.

As of June 30, 2003, the Company was in compliance with all debt covenants under its existing DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the expiration of the facility. Changes in the business environment, market factors, macroeconomic factors, and the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

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

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of shareholders’ equity for the Company’s foreign subsidiaries reporting in local currencies, and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s equity was increased by $158 million during the six months ended June 30, 2003, due to cumulative translation adjustments primarily resulting from changes in the U.S. dollar to the Euro and the British Pound.

Item 4. Disclosure Controls And Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s periodic Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Pursuant to ongoing integration efforts associated with previous acquisitions, the Company converted its financial systems at certain of it North American operating units to a pre-existing common information technology platform during the second quarter of 2003.

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003, subject to the limitations previously described.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

99.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

99.3	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K:

(1)	On April 22, 2003, the Company filed a Current Report on Form 8-K to report the issuance of a press release announcing its first quarter earnings for the period ended March 31, 2003.

(2)	On April 22, 2003, the Company filed a Current Report on Form 8-K to report the filing of a proposed Disclosure Statement with the Bankruptcy Court in Wilmington, Delaware in connection with the Company’s Chapter 11 reorganization case.

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

Dated:  August 4, 2003