Form 10-Q
period 2003-09-30
FEDERAL MOGUL CORP
filed 2003-11-05
CIK 34879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

As of November 3, 2003, there were 87,131,298 outstanding shares of the registrant’s $5.00 stated value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarter Ended September 30, 2003

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

Any or all forward-looking statements included in this report or in any other public statements may ultimately be incorrect. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, experience or achievements of the Company to differ materially from any future results, performance, experience or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

These are some of the factors that could potentially cause actual results to differ materially from expected and historical results. Other factors besides those listed here could also materially affect the Company’s business.

Chapter 11 Filing

•	Factors relating to the Company’s filing for Chapter 11 in the U.S. and Administration in the U.K. such as: the possible disruption of relationships with creditors, customers, and employees; the Company’s ability to develop and implement a plan of reorganization in the U.S. and scheme of arrangement in the U.K.; the outcome of asbestos litigation proceedings; and the Company’s compliance with its debtor-in-possession credit facility

Legal and Environmental Proceedings

•	Legal actions and claims of undetermined merit and amount involving, among other things, product liability, warranty, recalls of products manufactured or sold by the Company, and environmental and safety issues involving the Company’s products or facilities

•	The merit and amount of claims to reinsurance carriers for asbestos related claims, and the financial viability of and resources available to the reinsurance carriers to meet these claims

Business Environment and Economic Conditions

•	The Company’s ability to generate cost savings or manufacturing efficiencies to offset or exceed contractually or competitively required price reductions or price reductions to obtain new business

•	Variations in the financial or operational condition of the Company’s significant customers, particularly the world’s original equipment (“OE”) manufacturers of commercial and personal vehicles

•	Material shortages, transportation system delays, or other difficulties in markets where the Company purchases supplies for the manufacturing of its products

•	Significant work stoppages, disputes, or any other difficulties in labor markets where the Company obtains materials necessary for the manufacture of its products or where its products are manufactured, distributed or sold

•	Increased development of fuel cells, hybrid-electric, or other non-combustion engine technologies

•	The Company’s ability to obtain cash adequate to fund its needs, including the borrowings available under its debtor-in-possession credit facility and the availability of financing for the Company’s subsidiaries not included under the voluntary filing for Chapter 11 in the U.S. or Administration in the U.K.

•	Fluctuations in the global securities markets which directly impact the valuation of assets supporting the Company’s pension plans

Other Factors

•	Various worldwide economic, political and social factors, changes in economic conditions, currency fluctuations and devaluations, credit risks in emerging markets, or political instability in foreign countries where the Company has significant manufacturing operations, customers, or suppliers

•	New or expanded litigation activity regarding alleged asbestos claims against subsidiaries of the Company not included in either the U.S. Chapter 11 or the U.K. Administration Proceedings

•	Legislative activities of governments, agencies, and similar organizations, both in the United States and in foreign countries, that may affect the Company and its operations

•	Possible terrorist attacks or acts of aggression or war, which could exacerbate other risks such as reduced vehicle production or interruptions in the transportation system

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

(Millions of Dollars, Except Per Share Amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net sales	$1,346.4	$1,345.2	$4,200.9	$4,133.6
Cost of products sold	1,095.8	1,095.5	3,374.7	3,331.3

Gross margin	250.6	249.7	826.2	802.3
Selling, general and administrative expenses	212.7	206.4	667.7	623.6
Restructuring charges	8.1	17.0	28.3	28.0
Adjustment of assets held for sale and other long-lived assets to fair value	0.9	24.6	4.5	27.2
Interest expense, net	23.1	29.8	74.4	90.0
Chapter 11 and Administration related reorganization expenses	25.7	33.4	85.4	76.4
Other (income) expense, net	(2.9)	2.5	(16.9)	(4.2)

Loss before income tax expense and cumulative effect of change in accounting principle	(17.0)	(64.0)	(17.2)	(38.7)
Income tax expense	12.5	9.3	51.6	59.8

Loss before cumulative effect of change in accounting principle	(29.5)	(73.3)	(68.8)	(98.5)
Cumulative effect of change in accounting principle, net of applicable income tax benefit	—	—	—	1,417.9

Net loss attributable to common shareholders	$(29.5)	$(73.3)	$(68.8)	$(1,516.4)

Loss Per Common Share:
Basic and Diluted
Loss per common share before cumulative effect of change in accounting principle	$(0.34)	$(0.89)	$(0.79)	$(1.19)

Net loss per common share	$(0.34)	$(0.89)	$(0.79)	$(18.41)

See accompanying notes.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

(Millions of Dollars)

	(Unaudited) September 30 2003	December 31 2002

ASSETS
Cash and equivalents	$472.8	$395.1
Accounts receivable, net	978.2	954.0
Inventories, net	801.9	800.1
Prepaid expenses and other current assets	223.4	209.9

Total Current Assets	2,476.3	2,359.1
Property, plant and equipment, net	2,323.3	2,273.0
Goodwill and indefinite-lived intangible assets	1,592.9	1,565.2
Definite-lived intangible assets, net	347.5	351.6
Asbestos-related insurance recoverable	801.3	780.6
Prepaid pension costs	294.2	361.5
Other noncurrent assets	216.8	222.3

Total Assets	$8,052.3	$7,913.3

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$14.3	$346.1
Accounts payable	340.4	318.9
Accrued compensation	236.8	242.1
Restructuring reserves	63.9	90.8
Accrued income taxes	52.5	43.1
Other accrued liabilities	362.8	363.4

Total Current Liabilities	1,070.7	1,404.4

Liabilities subject to compromise	6,063.1	6,053.2

Long-term debt	321.8	14.3
Postemployment benefits	1,589.7	1,541.2
Deferred income taxes	61.0	52.4
Other accrued liabilities	211.5	205.7
Minority interest in consolidated subsidiaries	48.6	45.7

Shareholders’ Deficit:
Series C ESOP preferred stock	28.0	28.0
Common stock	435.6	435.6
Additional paid-in capital	2,060.5	2,060.5
Accumulated deficit	(2,812.7)	(2,743.9)
Accumulated other comprehensive loss	(1,025.5)	(1,183.7)
Other	—	(0.1)

Total Shareholders’ Deficit	(1,314.1)	(1,403.6)

Total Liabilities and Shareholders’ Deficit	$8,052.3	$7,913.3

See accompanying notes.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Millions of Dollars)

	Nine Months Ended September 30
	2003	2002
Cash Provided From (Used By) Operating Activities
Net loss	$(68.8)	$(1,516.4)
Adjustments to reconcile net loss to net cash provided from operating activities:
Cumulative effect of change in accounting principle	—	1,464.5
Depreciation and amortization	227.5	206.9
Restructuring charges	28.3	28.0
Chapter 11 and Administration related reorganization expenses	85.4	76.4
Adjustment of assets held for sale and other long-lived assets to fair value	4.5	27.2
Loss (gain) on sales of businesses	7.9	(4.7)
Change in postemployment benefits, including pensions	87.0	58.5
Deferred taxes	26.0	(21.1)
Decrease (increase) in accounts receivable	11.7	(67.1)
Decrease (increase) in inventories	19.0	(60.9)
(Decrease) increase in accounts payable	(2.0)	16.2
Changes in other assets and liabilities	(34.2)	66.0
Payments against restructuring reserves	(59.1)	(27.0)
Payments for Chapter 11 and Administration related reorganization expenses	(64.1)	(57.7)

Net Cash Provided From Operating Activities	269.1	188.8
Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(214.8)	(228.1)
Net proceeds from sales of businesses	23.6	25.5

Net Cash Used By Investing Activities	(191.2)	(202.6)
Cash Provided From (Used By) Financing Activities
(Decrease) increase in short-term debt	(17.1)	3.3
Borrowings on DIP credit facility	105.5	—
Principal payments on DIP credit facility	(110.2)	(10.0)
(Decrease) increase in other long-term debt	(2.5)	0.4

Net Cash Used By Financing Activities	(24.3)	(6.3)

Effect of Foreign Currency Exchange Rate Fluctuations on Cash	24.1	12.5

Increase (Decrease) in Cash and Equivalents	77.7	(7.6)
Cash and Equivalents at Beginning of Period	395.1	346.9

Cash and Equivalents at End of Period	$472.8	$339.3

See accompanying notes.

FEDERAL-MOGUL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2003

1.	BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited consolidated financial statements of Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain items in the 2002 consolidated financial statements have been reclassified to conform to the presentation used in 2003.

New Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This pronouncement addresses accounting and financial reporting for costs associated with an exit activity (including restructuring) or with the disposal of long-lived assets and supersedes Emerging Issues Task Force Issue (“EITF”) No. 94-3. Under SFAS No. 146, a liability is recorded for a cost associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. SFAS No. 146 does not allow for the restatement of previously issued financial statements and grandfathers the accounting for liabilities previously recorded under EITF Issue No. 94-3. The Company adopted SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 had no material effect on the Company’s financial statements.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation Number 46 (FIN No. 46), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN No. 46 provides guidance regarding the identification of, and financial reporting for entities over which control is achieved through means other than voting rights; such entities are considered variable interest entities. FIN No. 46 requires the consolidation of variable interest entities in which an enterprise is deemed to be the primary beneficiary, which is determined by the obligation to absorb a majority of the entity’s expected losses, the right to receive a majority of an entity’s expected residual returns or both. For variable interest entities entered into prior to February 1, 2003, the provisions of FIN No. 46 are to be applied for the first quarterly or annual period ending after December 15, 2003.

The Company is involved with various entities that may meet the criteria of a variable interest entity, principally, its joint ventures and operating leases. Management is currently evaluating such entities to determine whether consolidation is required under FIN No. 46 and to quantify the effect that adoption of FIN No. 46 will have on its consolidated financial statements.

Investments in Non-Consolidated Entities

Equity investments that comprise more than 20% but less than 50% of the outstanding equity of the investee are accounted for by the equity investment method and are not consolidated. Such investments aggregated $141.5 million and $129.7 million at September 30, 2003 and December 31, 2002, respectively, and are included in the consolidated balance sheets as “other noncurrent assets”. Net income from non-consolidated equity investments was $6.2 million and $4.9 million for the quarters ended September 30, 2003 and 2002, respectively. Net income from non-consolidated equity investments was $20.7 million and $15.9 million for the nine-month periods ended September 30, 2003 and 2002, respectively. Net income from non-consolidated equity investments is included in the statements of operations as “other income (expense), net”.

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

Consequences of the Restructuring Proceedings

The U.S. Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of an Administrator approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors’ intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act.

In the U.S., four committees, representing asbestos claimants, asbestos property damage claimants, unsecured creditors and equity security holders (collectively, the “Committees”) have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, have the right to be heard on all matters that come before the Bankruptcy Court. The Committees, together with the legal representative for the future asbestos claimants, play important roles in the Restructuring Proceedings. In the U.K., the Administrator has appointed a creditors committee, representing both asbestos claimants and general unsecured creditors.

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization within 120 days following the Petition Date with the Bankruptcy Court. Through subsequent court orders, the Bankruptcy Court extended the exclusivity period through March 6, 2003, on which date a plan of reorganization was filed. The filing of the initial plan of reorganization was followed by the April 21, 2003 filing of a related plan disclosure statement, which detailed the initial reorganization transaction and the U.K. scheme of arrangement. With the filing of the plan of reorganization, the Bankruptcy Court extended the exclusivity period until August 11, 2003. On July 30, 2003, the Bankruptcy Court further extended this exclusivity period until October 13, 2003.

On August 27, 2003, the Company announced a proposed $350 million investment in the Company by CitiGroup Venture Capital Equity Partners L.P. and its affiliates (“CVC”) and filed a motion with the Bankruptcy Court requesting an exclusive 90 day negotiation period with CVC in order to pursue the potential transaction. This motion was denied by the Bankruptcy Court on August 29, 2003.

On October 1, 2003, the Bankruptcy Court issued an order ending the Company’s exclusivity period. The effect of ending this exclusivity period is to permit the Committees, or other parties-in-interest, to file alternative plans of reorganization. Subsequently, the Company reached a consensual agreement with the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepretion Bank Lenders and the Equity Committee (collectively referred to as the “Co-Proponents”) on an amended plan of reorganization that is consistent with the principal terms of the plan filed on March 6, 2003. The next steps for the Co-Proponents will be completion of the documentation of the amended plan of reorganization and related disclosure statement and the joint filing of those documents with the Bankruptcy Court. The Bankruptcy Court has scheduled a hearing to approve the disclosure statement prior to year-end.

Although technical issues remain to be resolved, the amended plan of reorganization will provide that the noteholders and asbestos claimants, present and future, will convert all of their claims into equity of the reorganized Company. Specifically, 49.9% of newly authorized and issued stock will be distributed to the noteholders, and 50.1% of newly authorized and issued stock will be distributed to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code for the benefit of existing and future asbestos claimants. United States trade creditors are expected to receive yet to be determined distributions under the consensual plan. Additionally, the amended plan of reorganization will provide for the cancellation of pre-petition equity interests in exchange for warrants in the reorganized Company.

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, the Company entered into a $675 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. In August 2003, the DIP credit facility was amended to expire during February 2005, and the interest rate was reduced to either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The original $675 million commitment was reduced to $600 million in connection with the August 2003 facility amendment, and is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

The Company’s available borrowings under the DIP credit facility are determined by the underlying collateral at any point in time, consisting of its domestic inventories, domestic accounts receivable, and domestic property, plant, and equipment. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. The borrowing base available to the Company is calculated weekly based upon the value of this underlying collateral. The total commitment and amounts outstanding on the DIP credit facility are as follows (in millions of dollars):

	September 30 2003	December 31 2002
Contractual commitment	$600.0	$675.0
Mandatory commitment reductions – divestitures	—	(27.0)

Current commitment	$600.0	$648.0

Outstanding:
Current borrowings	$310.0	$314.7
Letters of credit	17.9	14.0

Total outstanding	327.9	328.7
Available to borrow	240.5	200.3

Total borrowing base	$568.4	$529.0

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

Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. Given this uncertainty, there is substantial doubt about the ability of the Company to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrator or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of the Debtors, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization or scheme of arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

Virtually all of the Company’s pre-petition debt is in default. At September 30, 2003, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise”. This includes debt outstanding of $1,905.3 million under the pre-petition Senior Credit Agreements and $2,118.1 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $33.0 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

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

Liabilities subject to compromise are comprised of (in millions of dollars):

	September 30 2003	December 31 2002
Debt	$3,990.4	$3,982.7
Asbestos liabilities	1,571.2	1,565.1
Company-obligated mandatorily redeemable securities	211.0	211.0
Accounts payable	199.8	211.9
Interest payable	43.0	43.9
Environmental liabilities	27.3	22.9
Other liabilities	20.4	15.7

Subtotal	6,063.1	6,053.2
Intercompany payables to Affiliates	3,128.1	3,092.7

Liabilities subject to compromise	$9,191.2	$9,145.9

Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations for the three and nine-month periods ended September 30, 2003 and 2002, respectively, consist of legal, financial and advisory fees, critical employee retention costs and other directly related internal costs as follows (in millions of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Professional fees directly related to the filing	$23.5	$24.2	$72.4	$54.1
Critical employee retention costs	1.4	4.8	5.5	14.4
Other directly related costs	0.8	4.4	7.5	7.9

Total	$25.7	$33.4	$85.4	$76.4

In December 2001, the Company filed with the Bankruptcy Court its schedules of assets and liabilities. Subsequently, the Bankruptcy Court scheduled March 3, 2003 as the property and general bar date for the filing of proofs of claim against the U.S. Debtors.

Approximately 10,500 proofs of claim totaling approximately $158.5 billion alleging a right to payment from a Debtor were filed in connection with the March 3, 2003 bar date as follows:

•	Approximately 2,000 claims, totaling approximately $141.5 billion, which the Company believes should be disallowed by the Bankruptcy Court primarily because these claims appear to be duplicate or unsubstantiated claims.

•	Approximately 400 claims, totaling approximately $8.4 billion, associated with asbestos-related contribution, indemnity, or reimbursement claims. Based upon its preliminary review, the Company believes that a large number of these claims should be disallowed as contingent contribution or reimbursement claims.

•	Approximately 100 claims, totaling approximately $7.1 billion, represent bank and note-holder debt claims. The Company has previously recorded approximately $4.2 billion for these claims. The Company anticipates any amounts in excess of its books and records are duplicative and will ultimately be resolved in the consensual plan of reorganization.

•	Approximately 3,800 claims, totaling approximately $200 million, alleging asbestos-related property damage. Based on its review, the Company believes most of these claims are duplicative or unsubstantiated.

•	Approximately 2,000 claims, totaling approximately $40 million, which have been reviewed and are deemed allowed by the Company.

The Company has not completed its evaluation of the approximate remaining 2,200 claims, totaling approximately $1.3 billion, alleging rights to payment for financing, environmental, trade accounts payable and other matters. The Company continues to investigate these unresolved proofs of claim, and intends to file objections to the claims that are inconsistent with its books and records. To date, the Debtors have filed objections to more than 5,100 proofs of claim, and have obtained stipulations or orders involving more than 1,000 claims, which either (i) reduce the filed claims to an amount that is consistent with the Debtors books or records, or (ii) completely disallow the claims.

The Debtors continue to review and analyze the proofs of claim filed to date. In addition, the Debtors continue to file objections and seek stipulations to certain claims. Additional claims may be filed after the general bar date, which could be allowed by the Bankruptcy Court. Accordingly, the ultimate number and allowed amount of such claims are not presently known and cannot be reasonably estimated at this time. The resolution of such claims could result in a material adjustment to the Company’s financial statements.

The appropriateness of using the going concern basis for the Company’s financial statements is dependent upon, among other things: (i) the Company’s ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; (v) confirmation of a scheme(s) of arrangement in the U.K. under Administration; and (vi) the Company’s ability to achieve profitability following such confirmations.

Debtors’ Financial Statements

The condensed combined financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the combined Debtor subsidiaries, including certain amounts and activities between Debtors and non-Debtor subsidiaries of the Company, which are eliminated in the consolidated financial statements.

Federal-Mogul Corporation

Debtors’ Condensed Consolidated Statements of Operations (Unaudited)

(Millions of Dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net sales	$850.8	$906.2	$2,640.2	$2,837.8
Cost of products sold	717.5	763.4	2,188.1	2,352.9

Gross margin	133.3	142.8	452.1	484.9
Selling, general and administrative expenses	138.8	134.7	448.5	421.2
Restructuring charges	—	17.0	—	22.4
Adjustment of assets held for sale and other long-lived assets to fair value	0.6	24.6	0.7	27.2
Interest expense, net	21.8	30.8	72.4	92.4
Chapter 11 and Administration related reorganization expenses	25.7	33.4	85.4	76.4
Intercompany interest income from non-filers	(80.3)	(86.0)	(240.1)	(244.5)
Other (income) expense, net	0.5	(4.5)	(16.4)	(11.4)

Earnings (loss) before income taxes, equity loss of non-Debtor subsidiaries, and cumulative effect of change in accounting principle	26.2	(7.2)	101.6	101.2
Income tax (benefit) expense	3.3	(1.2)	15.0	27.0

Earnings (loss) before equity loss of non-Debtor subsidiaries and cumulative effect of change in accounting principle	22.9	(6.0)	86.6	74.2
Equity loss of non-Debtor subsidiaries before cumulative effect of change in accounting principle	(52.4)	(67.3)	(155.4)	(172.7)

Loss before cumulative effect of change in accounting principle	(29.5)	(73.3)	(68.8)	(98.5)
Cumulative effect of change in accounting principle, Debtors, net of applicable income tax benefit	—	—	—	1,100.7
Cumulative effect of change in accounting principle, non-Debtors, net of applicable income tax benefit	—	—	—	317.2

Net Loss	$(29.5)	$(73.3)	$(68.8)	$(1,516.4)

Federal-Mogul Corporation

Debtors’ Condensed Consolidated Balance Sheets

(Millions of Dollars)

	(Unaudited) September 30 2003	December 31 2002

ASSETS
Cash and equivalents	$242.4	$189.6
Accounts receivable, net	580.2	573.1
Accounts receivable, non-Debtors	402.4	345.4
Inventories, net	430.6	472.6
Prepaid expenses and other current assets	104.4	116.7

Total Current Assets	1,760.0	1,697.4
Property, plant and equipment, net	1,131.3	1,171.5
Goodwill and indefinite-lived intangible assets	1,378.0	1,376.9
Definite-lived intangible assets, net	293.9	300.6
Asbestos-related insurance recoverable	801.3	780.6
Loans receivable and investments in non-Debtors	4,514.0	4,337.2
Other noncurrent assets	448.3	519.2

Total Assets	$10,326.8	$10,183.4

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$—	$314.7
Accounts payable and accrued compensation	260.4	268.9
Accounts payable, non-Debtors	148.0	129.6
Other accrued liabilities	251.5	281.0

Total Current Liabilities	659.9	994.2
Postemployment benefits	1,357.5	1,336.9
Long-term debt	310.0	—
Other accrued liabilities	122.3	110.0
Liabilities subject to compromise	9,191.2	9,145.9
Shareholders’ Deficit	(1,314.1)	(1,403.6)

Total Liabilities and Shareholders’ Deficit	$10,326.8	$10,183.4

Federal-Mogul Corporation

Debtors’ Condensed Consolidated Statement of Cash Flows (Unaudited)

(Millions of Dollars)

	Nine Months Ended September 30
	2003	2002
Net Cash Provided From Operating Activities	$145.4	$59.7

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(109.8)	(100.7)
Net proceeds from sales of businesses	16.0	25.5

Net Cash Used By Investing Activities	(93.8)	(75.2)

Cash Provided From (Used By) Financing Activities
Borrowings on DIP credit facility	105.5	—
Principal payments on DIP credit facility	(110.2)	(10.0)

Net Cash Used By Financing Activities	(4.7)	(10.0)
Effect of Foreign Currency Exchange Rate Fluctuations on Cash	5.9	12.5

Increase (Decrease) in Cash and Equivalents	52.8	(13.0)
Cash and Equivalents at Beginning of Period	189.6	146.5

Cash and Equivalents at End of Period	$242.4	$133.5

3.	INCOME TAXES

For the nine months ended September 30, 2003, the Company recorded income tax expense of $51.6 million on a loss of $17.2 million before income taxes. This compares to income tax expense of $59.8 million on a loss of $38.7 million before income taxes and cumulative effect of change in accounting principle in the same period of 2002. Income tax expense for the nine month period ended September 30, 2003 resulted primarily from the recognition of income tax expense on earnings in certain foreign jurisdictions without the recognition of income tax benefits on current losses in the U.K. and other countries.

Net deferred tax assets/(liabilities) are as follows (in millions of dollars):

	September 30 2003	December 31 2002
Deferred tax assets	$1,486.3	$1,456.8
Valuation allowance	(753.4)	(701.6)

Net deferred tax assets	732.9	755.2
Deferred tax liabilities	(810.3)	(799.0)

Net deferred tax liability	$(77.4)	$(43.8)

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows (in millions of dollars):

	September 30 2003	December 31 2002
Assets
Prepaid expenses and other current assets	$7.8	$35.4
Other noncurrent assets	16.8	11.4
Liabilities
Other accrued liabilities - current	(41.0)	(38.2)
Deferred income taxes	(61.0)	(52.4)

Net deferred tax liability	$(77.4)	$(43.8)

4.	OPERATIONS BY REPORTABLE SEGMENT

The Company’s integrated operations are included in six reportable segments generally corresponding to major product groups: Powertrain, Sealing Systems and Systems Protection, Friction, Aftermarket, Other and Divested Operations. Segment information for the three and nine months ended September 30, 2002 has been reclassified to reflect organizational changes implemented in July 2002 and January 2003.

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

The Company has aggregated certain individual product segments within its six reportable segments. The accounting policies of the segments are the same as that of the Company. Revenues related to Powertrain, Sealing Systems and Systems Protection, and Friction products sold to OE customers are recorded within the respective segments. Revenues from such products sold to aftermarket customers are recorded within the Aftermarket segment.

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

Net Sales and Gross Margin information by reportable segment is as follows (in millions of dollars):

	Net Sales
	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Powertrain	$426.6	$412.8	$1,366.9	$1,246.2
Sealing Systems and Systems Protection	142.4	158.1	469.4	489.3
Friction	101.5	95.5	316.2	278.1
Aftermarket	643.8	603.8	1,912.2	1,872.3
Other, including Asia Pacific and Corporate	23.4	19.7	68.6	56.3
Divested Operations	8.7	55.3	67.6	191.4

Total	$1,346.4	$1,345.2	$4,200.9	$4,133.6

	Gross Margin
	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Powertrain	$58.2	$60.3	$195.6	$199.8
Sealing Systems and Systems Protection	18.7	29.8	79.8	98.4
Friction	26.9	23.8	90.7	76.0
Aftermarket	149.9	130.1	457.1	417.4
Other, including Asia Pacific and Corporate	(3.7)	0.9	(6.2)	(1.0)
Divested Operations	0.6	4.8	9.2	11.7

Total	$250.6	$249.7	$826.2	$802.3

Operational EBIT by reportable segment is as follows (in millions of dollars):

	Operational EBIT
	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Powertrain	$27.5	$24.5	$107.8	$90.9
Sealing Systems and Systems Protection	0.4	11.1	25.1	43.0
Friction	12.3	13.2	45.4	42.0
Aftermarket	86.5	69.2	266.3	228.5
Other, including Asia Pacific and Corporate	(82.4)	(80.2)	(260.4)	(234.7)
Divested Operations	(2.0)	4.4	(0.7)	7.9

Total Operational EBIT	42.3	42.2	183.5	177.6

Items required to reconcile Operational EBIT to loss before income tax expense and cumulative effect of change in accounting principle:
Interest expense, net	(23.1)	(29.8)	(74.4)	(90.0)
Restructuring charges	(8.1)	(17.0)	(28.3)	(28.0)
Chapter 11 and Administration related reorganization expenses	(25.7)	(33.4)	(85.4)	(76.4)
Other	(2.4)	(26.0)	(12.6)	(21.9)

Loss before income tax expense and cumulative effect of change in accounting principle	$(17.0)	$(64.0)	$(17.2)	$(38.7)

Total assets by reportable segment are as follows (in millions of dollars):

	September 30 2003	December 31 2002
Powertrain	$1,883.1	$1,897.8
Sealing Systems and Systems Protection	1,256.9	1,237.1
Friction	666.5	618.3
Aftermarket	2,826.4	2,661.1
Other, including Corporate	1,419.4	1,499.0

Total Assets	$8,052.3	$7,913.3

5.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is summarized as follows (in millions of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net loss	$(29.5)	$(73.3)	$(68.8)	$(1,516.4)
Foreign currency translation adjustments	0.2	(13.1)	158.2	142.1

Total Comprehensive Income (Loss)	$(29.3)	$(86.4)	$89.4	$(1,374.3)

6.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share (in millions of dollars, except share and per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Numerator:
Net Loss	$(29.5)	$(73.3)	$(68.8)	$(1,516.4)
Cumulative effect of change in accounting principle, net of applicable income tax benefit	—	—	—	1,417.9

Numerator for basic and diluted loss per share – loss attributable to common shareholders before cumulative effect of change in accounting principle	$(29.5)	$(73.3)	$(68.8)	$(98.5)

Numerator for basic and diluted loss per share	$(29.5)	$(73.3)	$(68.8)	$(1,516.4)

Denominator:
Denominator for basic and diluted loss per share – weighted average shares (in millions)	87.1	82.4	87.1	82.4

Basic and Diluted loss per share before cumulative effect of change in accounting principle	$(0.34)	$(0.89)	$(0.79)	$(1.19)

Basic and Diluted loss per share	$(0.34)	$(0.89)	$(0.79)	$(18.41)

As a result of the Restructuring Proceedings, the Company stopped accruing and paying dividends on its Series C Preferred Stock.

7.	INCENTIVE STOCK PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its employee stock awards. Accordingly, no compensation cost has been recognized for its stock option grants, as the exercise price of the Company’s employee stock options equals the underlying stock price on the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards granted in 2000 and 2001 under those plans consistent with the method of SFAS No. 123 “Accounting for Stock Based Compensation”, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts below (in millions of dollars, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net loss as reported	$(29.5)	$(73.3)	$(68.8)	$(1,516.4)
Additional compensation expense for fair value of stock options	(0.1)	(0.9)	(0.3)	(4.7)

Pro forma net loss	$(29.6)	$(74.2)	$(69.1)	$(1,521.1)

Basic and diluted loss per share as reported	$(0.34)	$(0.89)	$(0.79)	$(18.41)

Pro forma basic and diluted loss per share	$(0.34)	$(0.90)	$(0.79)	$(18.46)

8.	ASBESTOS LIABILITY AND LEGAL PROCEEDINGS

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

Recorded Liability

In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.4 billion as of September 30, 2003) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings (see Note 2), pending asbestos-related litigation against the Company in the United States and the U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors committee consisting in large part of representatives of asbestos claimants has been appointed. March 3, 2003 was the bar date for the filing of all asbestos-related property damage claims. As part of the Restructuring Proceedings, it will be determined which asbestos claims should be allowed, or compensated, and the aggregate value of such claims. The Company’s obligations with respect to present and future claims could be determined through litigation in Bankruptcy Court, the High Court, and/or through negotiations with each of the official committees appointed.

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

Except for the effect of foreign currency, the Company has not adjusted its estimate of the asbestos liability since September 30, 2001. This liability is included in the consolidated balance sheet under the caption “Liabilities subject to compromise” as of September 30, 2003 for the Company’s U.S. and U.K. subsidiaries.

While the Company believes that the liability recorded was appropriate for anticipated losses arising from asbestos-related claims against the T&N Companies through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the Restructuring Proceedings, the number of future claims that will be included in a plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact that historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

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

Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of September 30, 2003, the recorded insurance recoverable was $631.5 million. In December 2001, one of the three reinsurers filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. This trial commenced in October 2003. In December 2002, the remaining two reinsurers issued separate declaratory proceedings seeking clarification of policy requirements related to the Asbestos Liability Policy. The Company believes that, based on its review of the insurance policies and advice from outside legal counsel, it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of the claims in excess of the trigger point of the insurance.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that currently there is little risk that the reinsurers will not be able to meet their obligation to pay, once the claims filed after June 30, 1996 exceed the £690 million trigger point. The U.S. claims’ costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is less then $1.69/£, the Company will effectively have a discount from 100% recovery on claims paid. As of September 30, 2003, the $631.5 million insurance recoverable asset is net of an exchange rate discount of approximately $10.6 million.

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

As mentioned above, as of the Petition Date, pending asbestos litigation of Abex (as to the Company only) and Wagner is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court.

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $85.0 million in Wagner liabilities as of September 30, 2003) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

As a result of the Restructuring Proceedings (see Note 2), pending asbestos-related litigation is stayed as previously described for the T&N Companies.

While the Company believes that the liability recorded was appropriate for anticipated losses arising from asbestos-related claims related to Abex and Wagner through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the proceeding, the number of future claims that will be included in a plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

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

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $116.3 million as of September 30, 2003.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $53.5 million as of September 30, 2003.

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

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability and the insurance recoverable asset as of December 31, 2002 and September 30, 2003 (in millions of dollars):

	T&N Companies	Abex	Wagner	Other	Total
Liability:
Balance at December 31, 2002	$1,347.9	$129.5	$85.0	$2.7	$1,565.1
Foreign exchange	6.1	—	—	—	6.1

Balance at September 30, 2003	$1,354.0	$129.5	$85.0	$2.7	$1,571.2

Asset:
Balance at December 31, 2002	$610.8	$116.3	$53.5	$—	$780.6
Foreign exchange	20.7	—	—	—	20.7

Balance at September 30, 2003	$631.5	$116.3	$53.5	$—	$801.3

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

Environmental reserves were $67.3 million and $64.6 million as of September 30, 2003 and December 31, 2002, respectively. Management believes that such reserves will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. As a result of the Restructuring Proceedings, $27.3 million and $22.9 million of environmental reserves as of September 30, 2003 and December 31, 2002, respectively, have been classified as liabilities subject to compromise in the consolidated balance sheet.

9.	INVENTORIES

Inventories consisted of the following (in millions of dollars):

	September 30 2003	December 31 2002
Raw materials	$164.3	$172.5
Work-in-process	132.6	130.3
Finished products	565.2	552.8

	862.1	855.6
Reserves and allowances	(60.2)	(55.5)

	$801.9	$800.1

10.	RESTRUCTURING

The Company recorded $28 million of restructuring charges during the first nine months of 2003. These charges primarily consisted of severance costs for European and North American site consolidation and headcount reduction programs. Aftermarket recorded $14 million of these charges, and Powertrain recorded $10 million of these charges. Restructuring charges for Sealing Systems and Systems Protection totaled $4 million for the nine-month period ending September 30, 2003 primarily relating to previously announced programs.

Total employee reductions for all current Company restructuring programs are expected to be approximately 3,300 of which approximately 2,900 have been terminated as of September 30, 2003.

The following table sets forth the restructuring reserves for the three and nine-month periods ended September 30, 2003 (in millions of dollars):

Balance of restructuring reserves as of December 31, 2002	$90.8
Restructuring charges	10.3
Effect of foreign exchange	0.5
Payments against restructuring reserves	(17.4)

Balance of restructuring reserves as of March 31, 2003	84.2
Restructuring charges	9.9
Effect of foreign exchange	3.4
Payments against restructuring reserves	(20.2)

Balance of restructuring reserves as of June 30, 2003	77.3
Restructuring charges	8.1
Effect of foreign exchange	—
Payments against restructuring reserves	(21.5)

Balance of restructuring reserves as of September 30, 2003	$63.9

11.	ACQUISITION AND DIVESTITURES

On January 30, 2003, the Company announced that it had entered into a letter of intent to acquire principally all of the Bendix friction materials business of Honeywell International, Inc. (“Honeywell”). The terms of the transaction are under negotiation, and the Company continues to assess the acquisition and work with Honeywell and the Company’s appointed committees in the Restructuring Proceedings to finalize the terms of the transaction. The Company continues to make progress on satisfying the regulatory conditions to the transaction. The consummation of this acquisition is expressly conditional upon Honeywell receiving a bankruptcy court-issued permanent injunction shielding it from all current and future asbestos liabilities related to the friction materials business. In addition, the completion of the acquisition is subject to Bankruptcy Court approval. The Bendix friction business has annual sales of approximately $700 million, and includes 13 manufacturing plants and 5 major engineering facilities in nine countries. In September 2003, in response to this proposed transaction, DaimlerChrysler Corporation, Ford Motor Company and General Motors Corporation jointly filed suit against the Company and Honeywell International, Inc. seeking declaratory judgment to enjoin the transaction. The Company continues to evaluate the bases for the claims.

During April 2003, the Company completed the divestitures of its U.S. camshaft operations and principally all of its original equipment lighting operations. The divested U.S. camshaft operations include manufacturing operations in Grand Haven, Michigan and Orland, Indiana, as well as the Company’s share of an assembled camshaft joint venture operation in Grand Haven. The original equipment lighting divestitures include operations in Matamoros, Mexico; Brownsville, Texas; and Toledo, Ohio.

During the third quarter of 2003, the Company divested of its lighting operations located in Hampton, Virginia and Solon, Ohio. These divested operations had 2003 year-to-date net sales of $32.7 million compared to $34.3 million for the same period of 2002. The Company received aggregate net cash proceeds of $2.1 million and recognized an aggregate loss of $0.8 million for its divestitures in the third quarter of 2003.

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

The Company issued notes in 1998 and 1999 that are guaranteed by the Guarantor Subsidiaries. The Guarantor Subsidiaries also guarantee the Company’s previously existing publicly registered medium-term notes and senior notes.

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

As a result of the Restructuring Proceedings (see Note 2 “Voluntary Reorganization Under Chapter 11 and Administration”) certain pre-petition liabilities, as shown below, were liabilities subject to compromise as of September 30, 2003 (in millions of dollars):

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Debt	$3,989.4	$1.0	$—	$3,990.4
Asbestos liabilities	1.4	237.7	1,332.1	1,571.2
Company-obligated mandatorily redeemable securities	—	—	211.0	211.0
Accounts payable	57.5	115.0	27.3	199.8
Interest payable	42.8	0.2	—	43.0
Environmental liabilities	26.8	—	0.5	27.3
Other liabilities	6.2	1.2	13.0	20.4

Liabilities subject to compromise	$4,124.1	$355.1	$1,583.9	$6,063.1

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended September 30, 2003

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$265.3	$406.6	$940.3	$(265.8)	$1,346.4
Cost of products sold	223.1	322.1	816.4	(265.8)	1,095.8

Gross margin	42.2	84.5	123.9	—	250.6
Selling, general and administrative expenses	66.7	54.8	91.2	—	212.7
Restructuring charges	—	1.6	6.5	—	8.1
Adjustment of assets held for sale and other long-lived assets to fair value	—	0.6	0.3	—	0.9
Interest expense (income), net	23.3	—	(0.2)	—	23.1
Chapter 11 and Administration related reorganization expenses	25.7	—	—	—	25.7
Other expense (income), net	(11.6)	(29.1)	37.8	—	(2.9)

Earnings (loss) before income taxes and equity in earnings (loss) of subsidiaries	(61.9)	56.6	(11.7)	—	(17.0)
Income tax expense	1.2	1.0	10.3	—	12.5

Earnings (loss) before equity in earnings (loss) of subsidiaries	(63.1)	55.6	(22.0)	—	(29.5)
Equity in earnings (loss) of subsidiaries	33.6	11.5	—	(45.1)	—

Net Earnings (Loss)	$(29.5)	$67.1	$(22.0)	$(45.1)	$(29.5)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Nine Months Ended September 30, 2003

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$838.2	$1,254.0	$2,902.6	$(793.9)	$4,200.9
Cost of products sold	690.4	975.9	2,502.3	(793.9)	3,374.7

Gross margin	147.8	278.1	400.3	—	826.2
Selling, general and administrative expenses	226.1	162.2	279.4	—	667.7
Restructuring charges	—	2.2	26.1	—	28.3
Adjustment of assets held for sale and other long-lived assets to fair value	—	0.7	3.8	—	4.5
Interest expense (income), net	76.3	—	(1.9)	—	74.4
Chapter 11 and Administration related reorganization expenses	85.4	—	—	—	85.4
Other expense (income), net	(26.7)	(89.6)	99.4	—	(16.9)

Earnings (loss) before income taxes and equity in earnings (loss) of subsidiaries	(213.3)	202.6	(6.5)	—	(17.2)
Income tax expense	3.6	2.9	45.1	—	51.6

Earnings (loss) before equity in earnings (loss) of subsidiaries	(216.9)	199.7	(51.6)	—	(68.8)
Equity in earnings (loss) of subsidiaries	148.1	50.3	—	(198.4)	—

Net Earnings (Loss)	$(68.8)	$250.0	$(51.6)	$(198.4)	$(68.8)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended September 30, 2002

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$291.2	$444.1	$765.6	$(155.7)	$1,345.2
Cost of products sold	232.9	362.5	655.8	(155.7)	1,095.5

Gross margin	58.3	81.6	109.8	—	249.7
Selling, general and administrative expenses	52.3	68.6	85.5	—	206.4
Restructuring charges	—	3.6	13.4	—	17.0
Adjustment of assets held for sale and other long-lived assets to fair value	—	5.7	18.9	—	24.6
Interest expense (income), net	31.4	—	(1.6)	—	29.8
Chapter 11 and Administration related reorganization expenses	33.4	—	—	—	33.4
Other expense (income), net	17.7	(27.2)	12.0	—	2.5

Earnings (loss) before income taxes, cumulative effect of change in accounting principle and equity in earnings (loss) of subsidiaries	(76.5)	30.9	(18.4)	—	(64.0)
Income tax expense	0.4	0.5	8.4	—	9.3

Earnings (Loss) before equity in loss of subsidiaries	(76.9)	30.4	(26.8)	—	(73.3)
Equity in earnings (loss) of subsidiaries	3.6	(12.8)	—	9.2	—

Net Earnings (Loss)	$(73.3)	$17.6	$(26.8)	$9.2	$(73.3)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Nine Months Ended September 30, 2002

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$945.2	$1,360.9	$2,318.6	$(491.1)	$4,133.6
Cost of products sold	760.0	1,096.4	1,966.0	(491.1)	3,331.3

Gross margin	185.2	264.5	352.6	—	802.3
Selling, general and administrative expenses	167.3	199.3	257.0	—	623.6
Restructuring charges	—	7.7	20.3	—	28.0
Adjustment of assets held for sale and other long-lived assets to fair value	—	6.0	21.2	—	27.2
Interest expense (income), net	94.3	—	(4.3)	—	90.0
Chapter 11 and Administration related reorganization expenses	76.4	—	—	—	76.4
Other expense (income), net	(13.8)	(85.3)	94.9	—	(4.2)

Earnings (loss) before income taxes, cumulative effect of change in accounting principle and equity in earnings (loss) of subsidiaries	(139.0)	136.8	(36.5)	—	(38.7)
Income tax expense	1.1	24.2	34.5	—	59.8

Earnings (loss) before cumulative effect of change in accounting principle and equity in earnings (loss) of subsidiaries	(140.1)	112.6	(71.0)	—	(98.5)
Cumulative effect of change in accounting principle, net of applicable tax benefits	(3.8)	432.8	988.9	—	1,417.9

Loss before equity in loss of subsidiaries	(136.3)	(320.2)	(1,059.9)	—	(1,516.4)
Equity in earnings (loss) of subsidiaries	(1,380.1)	(703.7)	—	2,083.8	—

Net Loss	$(1,516.4)	$(1,023.9)	$(1,059.9)	$2,083.8	$(1,516.4)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Balance Sheet

September 30, 2003

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$53.0	$—	$419.8	$—	$472.8
Accounts receivable, net	180.3	304.5	493.4	—	978.2
Inventories	78.5	292.1	431.3	—	801.9
Prepaid expenses and other current assets	61.3	32.0	130.1	—	223.4

Total Current Assets	373.1	628.6	1,474.6	—	2,476.3
Property, plant and equipment, net	256.7	638.8	1,427.8	—	2,323.3
Goodwill and indefinite-lived intangible assets	535.8	682.2	374.9	—	1,592.9
Definite-lived intangible assets, net	85.6	88.2	173.7	—	347.5
Investment in subsidiaries	6,406.1	2,996.1	—	(9,402.2)	—
Intercompany accounts, net	(3,378.2)	2,772.1	606.1	—	—
Asbestos-related insurance recoverable	—	171.9	629.4	—	801.3
Prepaid pension costs	18.1	—	276.1	—	294.2
Other noncurrent assets	24.6	33.6	158.6	—	216.8

Total Assets	$4,321.8	$8,011.5	$5,121.2	$(9,402.2)	$8,052.3

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Short-term debt, including current portion of long-term debt	$0.1	$—	$14.2	$—	$14.3
Accounts payable	48.1	76.2	216.1	—	340.4
Accrued compensation	65.2	22.3	149.3	—	236.8
Restructuring reserves	8.4	10.2	45.3	—	63.9
Accrued income taxes	7.1	—	45.4	—	52.5
Other accrued liabilities	132.5	35.2	195.1	—	362.8

Total Current Liabilities	261.4	143.9	665.4	—	1,070.7
Liabilities subject to compromise	4,124.1	355.1	1,583.9	—	6,063.1
Long-term debt	310.0	—	11.8	—	321.8
Postemployment benefits	816.5	—	773.2	—	1,589.7
Deferred income taxes	2.5	—	58.5	—	61.0
Other accrued liabilities	96.5	1.1	113.9	—	211.5
Minority interest in consolidated subsidiaries	24.9	23.6	0.1	—	48.6
Shareholders’ Equity (Deficit)	(1,314.1)	7,487.8	1,914.4	(9,402.2)	(1,314.1)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,321.8	$8,011.5	$5,121.2	$(9,402.2)	$8,052.3

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Consolidating Condensed Balance Sheet

December 31, 2002

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$31.9	$—	$363.2	$—	$395.1
Accounts receivable	171.8	310.0	472.2	—	954.0
Inventories	62.5	351.9	385.7	—	800.1
Prepaid expenses	41.1	33.0	135.8	—	209.9

Total Current Assets	307.3	694.9	1,356.9	—	2,359.1
Property, plant and equipment, net	244.6	687.4	1,341.0	—	2,273.0
Goodwill and indefinite-lived intangible assets	536.3	681.1	347.8	—	1,565.2
Definite-lived intangible assets, net	87.6	91.7	172.3	—	351.6
Investment in subsidiaries	6,394.2	2,977.5	—	(9,371.7)	—
Intercompany accounts, net	(3,424.6)	2,295.2	1,129.4	—	—
Asbestos-related insurance recoverable	—	171.9	608.7	—	780.6
Prepaid pension costs	71.2	—	290.3	—	361.5
Other noncurrent assets	43.7	36.5	142.1	—	222.3

Total Assets	$4,260.3	$7,636.2	$5,388.5	$(9,371.7)	$7,913.3

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Short-term debt, including current portion of long-term debt	$314.7	$—	$31.4	$—	$346.1
Accounts payable	44.5	67.0	207.4	—	318.9
Accrued compensation	91.4	25.3	125.4	—	242.1
Restructuring reserves	13.9	18.1	58.8	—	90.8
Accrued income taxes	9.2	—	33.9	—	43.1
Other accrued liabilities	138.1	41.6	183.7	—	363.4

Total Current Liabilities	611.8	152.0	640.6	—	1,404.4
Liabilities subject to compromise	4,111.1	363.6	1,578.5	—	6,053.2
Long-term debt	—	—	14.3	—	14.3
Postemployment benefits	813.5	—	727.7	—	1,541.2
Deferred income taxes	2.5	—	49.9	—	52.4
Other accrued liabilities	102.7	1.4	101.6	—	205.7
Minority interest in consolidated subsidiaries	22.3	23.4	—	—	45.7
Shareholders’ Equity (Deficit)	(1,403.6)	7,095.8	2,275.9	(9,371.7)	(1,403.6)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,260.3	$7,636.2	$5,388.5	$(9,371.7)	$7,913.3

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Nine Months Ended September 30, 2003

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided From (Used By) Operating Activities	$(191.5)	$338.8	$121.8	$—	$269.1

Cash Provided From (Used By) Investing Activities:
Expenditures for property, plant and equipment and other long-term assets	(30.9)	(58.9)	(125.0)	—	(214.8)
Proceeds from sale of businesses	—	23.3	0.3	—	23.6

Net Cash Used By Investing Activities	(30.9)	(35.6)	(124.7)	—	(191.2)

Cash Provided From (Used By) Financing Activities:
Proceeds from issuance of long-term debt	—	—	1.2	—	1.2
Principal payments on long-term debt	—	—	(3.7)	—	(3.7)
Borrowings from DIP credit facility	105.5	—	—	—	105.5
Principal payments on DIP credit facility	(110.2)	—	—	—	(110.2)
Decrease in short-term debt	—	—	(17.1)	—	(17.1)
Change in intercompany accounts	246.7	(303.2)	56.5	—	—

Net Cash Provided From (Used By) Financing Activities	242.0	(303.2)	36.9	—	(24.3)
Effect of Foreign Currency Exchange Rate Fluctuations on Cash	1.5	—	22.6	—	24.1

Net Increase in Cash and Equivalents	$21.1	$—	$56.6	$—	$77.7

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Nine Months Ended September 30, 2002

(Millions of Dollars)

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided From (Used By) Operating Activities	$(38.4)	$166.9	$60.3	$—	$188.8

Cash Provided From (Used By) Investing Activities:
Expenditures for property, plant and equipment and other long-term assets	(23.6)	(61.6)	(142.9)	—	(228.1)
Net proceeds from sales of businesses	5.9	6.0	13.6	—	25.5

Net Cash Used By Investing Activities	(17.7)	(55.6)	(129.3)	—	(202.6)

Cash Provided From (Used By) Financing Activities:
Proceeds from the issuance of long-term debt	—	—	2.5	—	2.5
Principal payments on long-term debt	—	—	(2.1)	—	(2.1)
Principal payments on DIP credit facility	(10.0)	—	—	—	(10.0)
Increase (decrease) in short-term debt	—	0.7	2.6	—	3.3
Change in intercompany accounts	(8.5)	(115.2)	123.7	—	—

Net Cash Provided From (Used By) Financing Activities	(18.5)	(114.5)	126.7	—	(6.3)
Effect of Foreign Currency Exchange Rate Fluctuations on Cash	12.5	—	—	—	12.5

Net Increase (Decrease) in Cash and Equivalents	$(62.1)	$(3.2)	$57.7	$—	$(7.6)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Federal-Mogul Corporation (the “Company” or “Federal-Mogul”) is a vehicular parts manufacturer providing innovative solutions and systems to global customers in the automotive, small engine, heavy-duty and industrial markets. The Company manufactures engine bearings, pistons, piston pins, rings, cylinder liners, sintered products, connecting rods, sealing systems, systems protection sleeving products, lighting, fuel systems, wipers, ignition, brake, friction and chassis products. The Company’s principal customers include many of the world’s original equipment (“OE”) manufacturers of vehicles and industrial products. The Company also manufactures and supplies its products to the aftermarket.

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

CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Net Sales

Consolidated net sales by reportable segment for the three months ended September 30, 2003 and 2002 were as follows (in millions of dollars):

	2003	2002	Change
Powertrain	$426.6	$412.8	$13.8
Sealing Systems and Systems Protection	142.4	158.1	(15.7)
Friction	101.5	95.5	6.0
Aftermarket	643.8	603.8	40.0
Other, including Asia Pacific and Corporate	23.4	19.7	3.7
Divested Operations	8.7	55.3	(46.6)

Total	$1,346.4	$1,345.2	$1.2

Gross Margin

Consolidated gross margin by reportable segment for the three months ended September 30, 2003 and 2002 was as follows (in millions of dollars):

	2003	2002	Change
Powertrain	$58.2	$60.3	$(2.1)
Sealing Systems and Systems Protection	18.7	29.8	(11.1)
Friction	26.9	23.8	3.1
Aftermarket	149.9	130.1	19.8
Other, including Asia Pacific and Corporate	(3.7)	0.9	(4.6)
Divested Operations	0.6	4.8	(4.2)

Total	$250.6	$249.7	$0.9

Consolidated Results

Net sales for the third quarter of 2003 were $1,346 million compared to $1,345 in the same period of 2002. Favorable foreign currency approximating $66 million was mostly offset by business divestitures, lower sales volumes and customer price reductions.

Gross margin was $251 million, or 19% of net sales, for the third quarter of 2003 compared to $250 million, or 19% in the same period of 2002. Favorable foreign currency approximating $12 million and productivity programs were offset by business divestitures, customer price reductions, lower production volumes, and increased pension costs.

Powertrain

Net sales for the third quarter of 2003 were $427 million compared to $413 million in the same quarter of 2002. Favorable foreign currency approximating $32 million combined with increased European sales volumes of approximately $5 million were partially offset by reduced sales volumes in the Americas and by customer price reductions.

Gross margin was $58 million, or 14% of net sales, for the third quarter of 2003 compared to $60 million, or 15% of net sales, for the same quarter in 2002. The impact of favorable foreign currency, productivity programs, and increased production volumes in Europe were more than offset by reduced production volumes in the Americas, increased warranty and product costs, and customer price reductions.

Sealing Systems and Systems Protection

Net sales for the third quarter of 2003 were $142 million compared to $158 million in the same quarter of 2002. Favorable foreign currency of approximately $4 million was more than offset by customer price reductions and decreased sales volumes.

Gross margin was $19 million, or 13% of net sales, for the third quarter of 2003 compared to $30 million, or 19% of net sales, for the same quarter in 2002. Favorable productivity and foreign currency were more than offset by the effects of decreased production volumes and customer price reductions.

Friction

Net sales for the third quarter of 2003 were $102 million compared to $96 million in the same quarter of 2002. Favorable foreign currency of approximately $6 million combined with increased sales volumes in Europe more than offset decreased sales volumes in the Americas.

Gross margin was $27 million, or 27% of net sales, for the third quarter of 2003 compared to $24 million, or 25% of net sales, for the same quarter of 2002. Favorable foreign currency, productivity programs, and increased production volumes in Europe more than offset decreased production volumes in the Americas.

Aftermarket

Net sales for the third quarter of 2003 were $644 million compared to $604 million in the same quarter of 2002. Favorable foreign currency and increased sales volumes in the Americas were partially offset by decreased sales volumes in Europe.

Gross margin was $150 million, or 23% of net sales, for the third quarter of 2003 compared to $130 million, or 22% of net sales, for the same quarter of 2002. This increase is the result of increased production volumes, productivity programs and favorable foreign currency.

Other

Other primarily includes Asia Pacific and other Corporate functions. Net sales for the third quarter of 2003 in the Asia Pacific region and other Corporate functions were $23 million, compared to $20 million in the same quarter of 2002. This increase is primarily the result of increased sales volumes in the Asia Pacific region. Gross margin was positively impacted by increased production volumes in Asia Pacific, which were more than offset by increased pension costs included in Corporate functions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $213 million, or 16% of net sales, for the third quarter of 2003 as compared to $206 million, or 15% of net sales, for the same quarter of 2002. Foreign currency and increased current year pension expense due to lower than expected returns on the Company’s pension plan assets in the prior year were partially offset by operating and corporate cost reductions.

Interest Expense, net

Interest expense, net was $23 million in the third quarter of 2003 compared to $30 million for the same quarter of 2002. The decline is principally attributable to interest income associated with U.S. tax refunds, combined with reduced interest expense on the DIP credit facility resulting from favorable interest rates and lower average outstanding borrowings.

Income Tax Expense

For the three months ended September 30, 2003, the Company recorded income tax expense of $13 million on a loss of $17 million before income taxes. This compares to income tax expense of $9 million on a loss of $64 million before income taxes in the same period of 2002. Income tax expense for the three month period ended September 30, 2003 resulted primarily from the recognition of income tax expense on earnings in certain foreign jurisdictions without the recognition of income tax benefits on current losses in the U.K. and other countries.

Restructuring Charges

During the three months ended September 30, 2003 and 2002, the Company recorded restructuring charges of $8 million and $17 million, respectively. Charges for 2003 primarily relate to severance charges for North American and European Powertrain, Aftermarket and Sealing Systems and Systems Protection restructuring programs initiated during the three months ended September 30, 2003 as well as severance charges for previously announced European distribution site consolidations and closures in the Sealing Systems and Systems Protection and Aftermarket businesses.

Chapter 11 and Administration Related Reorganization Expenses

During the three months ended September 30, 2003 and 2002, the Company recorded Chapter 11 and Administration related reorganization expenses of $26 million and $33 million, respectively. These expenses consist of legal, financial and advisory fees, critical employee retention costs and other directly related internal costs, and fluctuate largely based upon the necessity for professional services by third-party vendors in connection with the Restructuring Proceedings.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Net Sales

Consolidated net sales by reportable segment for the nine months ended September 30, 2003 and 2002 were as follows (in millions of dollars):

	2003	2002	Change
Powertrain	$1,366.9	$1,246.2	$120.7
Sealing Systems and Systems Protection	469.4	489.3	(19.9)
Friction	316.2	278.1	38.1
Aftermarket	1,912.2	1,872.3	39.9
Other, including Asia Pacific and Corporate	68.6	56.3	12.3
Divested Operations	67.6	191.4	(123.8)

Total	$4,200.9	$4,133.6	$67.3

Gross Margin

Consolidated gross margin by reportable segment for the nine months ended September 30, 2003 and 2002 was as follows (in millions of dollars):

	2003	2002	Change
Powertrain	$195.6	$199.8	$(4.2)
Sealing Systems and Systems Protection	79.8	98.4	(18.6)
Friction	90.7	76.0	14.7
Aftermarket	457.1	417.4	39.7
Other, including Asia Pacific and Corporate	(6.2)	(1.0)	(5.2)
Divested Operations	9.2	11.7	(2.5)

Total	$826.2	$802.3	$23.9

Consolidated Results

Net sales for the first nine months of 2003 were $4,201 million compared to $4,134 in the same period of 2002. Favorable foreign currency approximating $259 million was partially offset by business divestitures, lower sales volumes and customer price reductions.

Gross margin was $826 million, or 20% of net sales, for the first nine months of 2003 compared to $802 million, or 19% of net sales, for the same period in 2002. Favorable foreign currency approximating $48 million and productivity programs were partially offset by business divestitures, customer price reductions, lower production volumes, and increased pension costs.

Powertrain

Net sales for the first nine months of 2003 were $1,367 million compared to $1,246 million in the same period of 2002. Favorable foreign currency approximating $132 million combined with increased European sales volumes of approximately $46 million were partially offset by reduced sales volumes in the Americas and by customer price reductions.

Gross margin was $196 million, or 14% of net sales, for the first nine months of 2003 compared to $200 million, or 16% of net sales, for the same period in 2002. Increased production volumes in Europe and productivity programs were more than offset by reduced production volumes in the Americas, increased warranty and product costs, and customer price reductions.

Sealing Systems and Systems Protection

Net sales for the first nine months of 2003 were $469 million compared to $489 million in the same period of 2002. Favorable foreign currency of approximately $20 million was more than offset by the impacts of customer price reductions and decreased sales volumes.

Gross margin was $80 million, or 17% of net sales, for the first nine months of 2003 compared to $98 million, or 20% of net sales, for the same period in 2002. Favorable productivity and foreign currency were more than offset by the effects of decreased production volumes and customer price reductions.

Friction

Net sales for the first nine months of 2003 were $316 million compared to $278 million in the same period of 2002. Favorable foreign currency of approximately $27 million combined with increased sales volumes more than offset the impact of customer price reductions.

Gross margin was $91 million, or 29% of net sales, for the first nine months of 2003 compared to $76 million, or 27% of net sales, for the same period of 2002. Favorable production volumes and foreign currency more than offset customer price reductions.

Aftermarket

Net sales for the first nine months of 2003 were $1,912 million compared to $1,872 million in the same period of 2002. Favorable foreign currency more than offset decreased sales volumes in both the Americas and Europe.

Gross margin was $457 million, or 24% of net sales, for the first nine months of 2003 compared to $417 million, or 22% of net sales, for the same period of 2002. Gross margin was favorably impacted by productivity programs and favorable foreign currency, which were partially offset by a decline in production volumes.

Other

Net sales for the first nine months of 2003 in the Asia Pacific region and other Corporate functions were $69 million compared to $56 million in the same period of 2002. This increase is primarily the result of increased sales volumes in the Asia Pacific region. Gross margin was positively impacted by increased production volumes in Asia Pacific, which were more than offset by increased pension costs included in Corporate functions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $668 million, or 16% of net sales, for the first nine months of 2003 as compared to $624 million, or 15% of net sales, for the same period of 2002. Foreign currency and increased current year pension expense due to lower than expected returns on the Company’s pension plan assets in the prior year were partially offset by operating and corporate cost reductions.

Interest Expense, net

Interest expense, net was $74 million in the first nine months of 2003 compared to $90 million for the same period of 2002. The decline is principally attributable to interest income associated with U.S. tax refunds resulting from claims filed for prior years, combined with reduced interest expense on the DIP credit facility resulting from favorable interest rates and lower average outstanding borrowings.

Income Tax Expense

For the nine months ended September 30, 2003, the Company recorded income tax expense of $52 million on a loss of $17 million before income taxes. This compares to income tax expense of $60 million on a loss of $39 million before income taxes and cumulative effect of change in accounting principle in the same period of 2002. Income tax expense for the nine month period ended September 30, 2003 resulted primarily from the recognition of income tax expense on earnings in certain foreign jurisdictions without the recognition of income tax benefits on current losses in the U.K. and other countries.

Restructuring Charges

During the nine months ended September 30, 2003 and 2002, the Company recorded restructuring charges of $28 million and $28 million, respectively. Charges for 2003 primarily relate to severance charges for North American and European Powertrain, Sealing Systems and Systems Protection, and Aftermarket restructuring programs initiated during the first nine months of 2003 as well as severance charges for previously announced European distribution site consolidations and closures in the Powertrain, Sealing Systems and Systems Protection and Aftermarket businesses.

Chapter 11 and Administration Related Reorganization Expenses

During the nine months ended September 30, 2003 and 2002, the Company recorded Chapter 11 and Administration related reorganization expenses of $85 million and $76 million, respectively. These expenses consist of legal, financial and advisory fees, critical employee retention costs and other directly related internal costs, and fluctuate largely based upon the necessity for professional services by third-party vendors in connection with the pace and degree of the Restructuring Proceedings.

LITIGATION & ENVIRONMENTAL CONTINGENCIES

For a summary of material litigation and environmental contingencies, refer to Note 8 of the consolidated financial statements, “Asbestos Liability and Legal Proceedings”.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided From Operating Activities

Cash flow provided from operating activities was $269 million for the first nine months of 2003. Among the factors impacting operating cash flows were positive operational EBIT and working capital improvements, and timing issues on various accounts. Operational EBIT is defined as earnings before interest, income taxes, cumulative effect of change in accounting principle and certain items such as restructuring and impairment charges.

Cash Flow Used By Investing Activities

Cash flow used by investing activities was $191 million in the first nine months of 2003. Investing cash flows were comprised principally of capital expenditures made for property, plant and equipment to implement process improvements, increase manufacturing capacity and production, and introduce new products.

Cash Flow Used By Financing Activities

Cash flow used by financing activities was $24 million for the first nine months of 2003 resulting from a net paydown of the Company’s DIP credit facility of $5 million, combined with repayments of certain short-term and international debt.

In connection with the Restructuring Proceedings, the Company entered into a $675 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. In August 2003, the DIP credit facility was amended to expire during February 2005, and the interest rate was reduced to either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The original $675 million commitment was reduced to $600 million in connection with the August 2003 facility amendment, and is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

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

As of September 30, 2003, the Company was in compliance with all debt covenants under its existing DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the expiration of the facility. Changes in the business environment, market factors, macroeconomic factors, and the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the outcome of such negotiations.

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

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of shareholders’ equity for the Company’s foreign subsidiaries reporting in local currencies, and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s equity was increased by $158.2 million during the nine months ended September 30, 2003, due to cumulative translation adjustments primarily resulting from changes in the U.S. dollar to the Euro and the British Pound.

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

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003, subject to the limitations previously described.

PART II - OTHER INFORMATION

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K:

(1)	On July 10, 2003, the Company filed a Current Report on Form 8-K to report the issuance of a press release announcing the appointment of Charles G. McClure as Chief Executive Officer and President.

(2)	On July 29, 2003, the Company filed a Current Report on Form 8-K to report the issuance of a press release announcing its second quarter earnings for the period ended June 30, 2003.

(3)	On August 6, 2003, the Company filed a Current Report on Form 8-K to report the filing of a motion with the U.S. Bankruptcy Court in Delaware for approval of its Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of August 6, 2003, with JP Morgan Chase Bank, as Administrative Agent for the lenders.

(4)	On August 27, 2003, the Company filed a Current Report on Form 8-K to report the issuance of a press release announcing its filing of a motion with the U.S. Bankruptcy Court in Delaware seeking an order (1) authorizing reimbursement of fees and expenses incurred in connection with a proposed $350 million investment in the Company by CitiGroup Venture Capital Equity Partners L.P. and its affiliates (CVC), (2) approving the grant of indemnity by the Company in favor of CVC, and (3) approving an exclusive 90 day negotiating period with CVC in order to pursue the potential transaction.

(5)	On August 29, 2003, the Company filed a Current Report on Form 8-K to report the U.S. Bankruptcy Court’s denial of its motion described in (4) above.

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

Dated: November 5, 2003