Form 10-K
period 2003-12-31
FEDERAL MOGUL CORP
filed 2004-03-15
CIK 34879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $28.8 million as of June 30, 2003 based on the reported last sale price as published for over-the-counter market for such date.

The Registrant had 87,141,007 shares of common stock outstanding as of March 8, 2004.

i

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

Chapter 11 Filing

•	Factors relating to Federal-Mogul’s filing for Chapter 11 in the U.S. and the filing for Administration by certain of Federal-Mogul’s subsidiaries in the U.K. such as: the possible disruption of relationships with creditors, customers, and employees; the Company’s ability to implement its plan of reorganization in the U.S. and scheme of arrangement in the U.K.; the outcome of asbestos litigation proceedings; and the Company’s compliance with its existing debtor-in-possession credit facility

Legal and Environmental Proceedings

•	Legal actions and claims of undetermined merit and amount involving, among other things, product liability, warranty, recalls of products manufactured or sold by the Company, and environmental and safety issues involving the Company’s products or facilities

•	The merit and amount of claims to reinsurance carriers for asbestos related claims, and the financial viability of and resources available to the reinsurance carriers to meet these claims

Business Environment and Economic Conditions

•	The Company’s ability to generate cost savings or manufacturing efficiencies to offset or exceed contractually or competitively required price reductions or price reductions to obtain new business

•	Variations in the financial or operational condition of the Company’s significant customers, particularly the world’s original equipment manufacturers of commercial and personal vehicles

•	Material shortages, transportation system delays, or other difficulties in markets where the Company purchases supplies for the manufacturing of its products

•	Significant work stoppages, disputes, or any other difficulties in labor markets where the Company obtains materials necessary for the manufacturing of its products or where its products are manufactured, distributed or sold

•	Increased development of fuel cells, hybrid-electric or other non-combustion engine technologies

•	The Company’s ability to obtain cash adequate to fund its needs, including the borrowings available under its debtor-in-possession credit facility and the availability of financing for the Company’s subsidiaries not included under the voluntary filing for Chapter 11 in the U.S. or Administration in the U.K.

•	Changes in actuarial assumptions, interest costs and discount rates, and fluctuations in the global securities markets which directly impact the valuation of assets and liabilities associated with the Company’s pension and other post employment benefit plans

Other Factors

•	Various worldwide economic, political and social factors, changes in economic conditions, currency fluctuations and devaluations, credit risks in emerging markets, or political instability in foreign countries where the Company has significant manufacturing operations, customers or suppliers

•	Physical damage to or loss of significant manufacturing or distribution property, plant and equipment due to fire, weather or other factors beyond the Company’s control

•	New or expanded litigation activity regarding alleged asbestos claims against subsidiaries of the Company not included in either the U.S. Chapter 11 or the U.K. Administration Proceedings

•	Legislative activities of governments, agencies, and similar organizations, both in the United States and in foreign countries, that may affect the operations of the Company

•	Possible terrorist attacks or acts of aggression or war, that could exacerbate other risks such as slowed vehicle production or the availability of supplies for the manufacturing of the Company’s products

PART I

ITEM 1. BUSINESS

Proceedings under Chapter 11 and Administration of the Bankruptcy Code

On October 1, 2001 (the “Petition Date”), Federal-Mogul Corporation, (“Federal-Mogul” or the “Company”) and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring or the U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in normal course. The Chapter 11 Cases are discussed in Note 1 to the consolidated financial statements.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to continue to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Restructuring Proceedings to develop and implement a plan for addressing the asbestos-related claims against them.

Business Overview

The Company is a leading global supplier of vehicular parts, components, modules and systems to customers in the automotive, small engine, heavy-duty and industrial markets. Federal-Mogul has established an expansive global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures, organized into five primary reporting segments; Powertrain, Sealing Systems and Systems Protection, Friction, Aftermarket and Other. Federal-Mogul offers its customers a diverse array of market-leading products for original equipment (“OE”) and parts replacement (“aftermarket”) applications, including engine bearings, pistons, piston pins, rings, cylinder liners, valve train and transmission products, connecting rods, sealing systems, element resistant systems protection sleeving products, electrical connectors and sockets, disc pads and brake shoes, and ignition, lighting, fuel, wiper and chassis products. The Company’s principal customers include many of the world’s original equipment manufacturers (“OEM”) of vehicles and industrial products and aftermarket retailers and wholesalers.

Federal-Mogul has operations in 31 countries and, accordingly, all of the Company’s reporting segments derive sales from both domestic and international markets. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic conditions, and changes in laws and regulations. The following tables set forth the Company’s net sales and net property, plant and equipment by geographic region as a percentage of total net sales and total net property, plant and equipment, respectively:

	Net sales			Net property, plant and equipment
	Year ended December 31			December 31
	2003	2002	2001	2003	2002
Net sales by geographic region:
United States	49%	55%	55%	38%	42%
Canada	3%	2%	3%	1%	1%
Mexico	3%	3%	3%	4%	4%

Total North America	55%	60%	61%	43%	47%

United Kingdom	8%	8%	8%	9%	11%
Germany	15%	12%	12%	23%	20%
France	8%	7%	7%	9%	8%
Italy	3%	3%	3%	4%	4%
Other Europe	7%	7%	5%	11%	8%

Total Europe	41%	37%	35%	56%	51%

Rest of World	4%	3%	4%	1%	2%

	100%	100%	100%	100%	100%

The following table sets forth the Company’s net sales by reporting segment as a percentage of total net sales:

	Year Ended December 31
	2003	2002	2001
Net sales by reporting segment:
Powertrain	33%	32%	31%
Sealing Systems and Systems Protection	11%	12%	12%
Friction	8%	7%	7%
Aftermarket	47%	48%	49%
Other	1%	1%	1%

	100%	100%	100%

As set forth in the above table, the Company maintains a balance of sales derived from the original equipment market and the aftermarket. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base.

Strategy

The Company’s strategy is designed to enhance profitability by leveraging existing and developing new sustainable competitive advantages. This strategy consists of the following primary elements:

•	Focus on core business segments to provide market share, earnings and cash flow growth.

•	Provide innovative, value-added components, modules and systems to customers in markets served.

•	Extend the Company’s global reach to support its OEM customers, penetrate new markets and acquire new customers. The Company is particularly focused on furthering its relationships with the Asian OEMs.

•	Leverage the strength of the Company’s aftermarket brand positions, product portfolio and range, marketing and selling expertise, and distribution and logistics capabilities.

•	Utilize the Company’s technological resources to develop advanced and innovative products, processes and manufacturing capabilities.

•	Aggressively pursue low cost operations in all business segments by continuing to consolidate and relocate manufacturing operations to low cost countries, utilizing the Company’s strategic joint ventures and alliances, and consolidation and rationalization of business resources and infrastructure.

The Company’s strategy is designed to capitalize on certain trends occurring in the original equipment and aftermarket replacement markets. The Company assesses individual opportunities to execute its strategy based upon estimated sales and margin growth, cost reduction potential, internal investment returns, and other criteria, and makes investment decisions on a case-by-case basis. Opportunities meeting or exceeding these criteria are generally undertaken through acquisitions and investments, divestitures, restructuring activities, strategic joint ventures and alliances, and research and development activities.

Acquisitions and Investments. In connection with its strategic planning process, the Company assesses opportunities for sales and earnings growth through product line expansion, technological advancements, geographic expansion, penetration of new markets and acquisition of new customers, and other opportunities consistent with the Company’s strategy that will provide a sustainable competitive advantage.

In August 2001, the Company acquired 85% of WSK Gorzyce, S.A., a producer of pistons and other automotive components. This operation employs 2,500 employees at its manufacturing location in Gorzyce, Poland with annual sales of approximately $50 million. The Gorzyce operation was acquired to further the Company’s low cost producer strategy. Since the date of the acquisition, the Company has transferred multiple piston manufacturing lines to the Gorzyce facility from higher cost facilities in Europe. The Company expects that it will continue to utilize this operation to achieve its strategic goals in its Powertrain business.

During 2001, the Company invested approximately $50 million to construct a new piston manufacturing facility in Puebla, Mexico. The facility was constructed for the primary purpose of manufacturing and supplying pistons to an OEM customer under the terms of a new business award. Additionally, during 2001 and 2002, the Company invested $11 million to construct a new friction manufacturing operation in Tepotzatlan, Mexico to expand the manufacture of ThermoQuiet disc brake pads.

Divestitures. In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. Over the past several years, the Company has divested numerous non-core businesses. The elimination of these non-core businesses has freed up both human and capital resources, which have been devoted to the Company’s core businesses.

During 2003, the Company completed the following divestitures of non-core businesses:

•	During April 2003, the Company completed the divestitures of its U.S. camshaft operations and the majority of its original equipment lighting operations. The divested U.S. camshaft operations include manufacturing operations in Grand Haven, Michigan and Orland, Indiana, as well as the Company’s share of an assembled camshaft joint venture operation in Grand Haven. The original equipment lighting divestitures include operations in Matamoros, Mexico; Brownsville, Texas; and Toledo, Ohio.

•	During September 2003, the Company divested operations located in Hampton, Virginia and Solon, Ohio.

During 2002, the Company completed the following divestitures of non-core businesses:

•	In March 2002, the Company completed the divestiture of its Signal-Stat Lighting Products business (“Signal-Stat”). Signal-Stat produces exterior lighting and power distribution products primarily for the heavy-duty and commercial vehicle markets.

•	In July 2002, the Company completed the divestiture of its automotive camshaft manufacturing plant in Jackson, Michigan, under the terms of a management buyout. The Company also entered into a three-year supply agreement to market and sell aftermarket camshafts produced at the Jackson facility through its aftermarket business.

•	In November 2002, the Company completed the divestiture of Federal-Mogul Camshafts de Mexico S. de R.L. de C.V. (“Camshafts de Mexico”). Camshafts de Mexico manufactures camshafts for the North American original equipment market.

During 2001, the Company completed the following divestitures of non-core businesses:

•	In April 2001, the divestiture of its torque converter business (“TCI”). TCI remanufactures torque converters for high-performance automotive aftermarket applications.

•	In May 2001, the divestiture of its Champion aviation ignition products division (“Aviation”). Aviation provides products for major commercial, military and general aircraft applications.

•	In July 2001, the divestiture of its industrial heavy wall bearing operation in McConnelsville, Ohio.

•	In August 2001, the divestiture of its subsidiary Federal-Mogul RPB Ltd. (“RPB”). RPB manufactures industrial rotating plant bearings and magnetic bearings.

•	In August 2001, the divestiture of the aftermarket operations of Blazer Lighting Products (“Blazer”). Blazer manufactures exterior vehicle lighting products.

•	In August 2001, the divestiture of its Pontotoc, Mississippi, operation. The operation continues to supply coil springs and metal stampings to the Company for sale to aftermarket customers under a long-term supply agreement.

•	In August 2001, the Company restructured its equity positions in several large-industrial-bearing manufacturing joint ventures with its partner, Daido Metal Company Ltd. of Japan, resulting in transfer of the Company’s controlling interest to its joint venture partners.

•	In September 2001, the divestiture of its Tri-Way machine tool business in Windsor, Ontario, under terms of a management buyout.

The cumulative effect of these divestitures on the Company’s net sales approximates $670 million for the three years ended December 31, 2003. These divestitures have been presented as discontinued operations for the fiscal years ended December 31, 2003, 2002, and 2001. At December 31, 2003, no assets were held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Additional financial information related to these divestitures is included in Note 6 to the consolidated financial statements, “Discontinued Operations and Acquisition” included in Item 8 of this report.

Restructuring Activities. The Company has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve cost reductions. These restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to lower cost markets.

The Company defines restructuring expense to include charges incurred with exit or disposal activities accounted for in accordance with SFAS No. 146, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other post employment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

An overview by reporting segment of the Company’s restructuring activities completed during 2002 and 2003 is provided below.

•	Powertrain restructuring efforts have resulted in two U.S. and two European plant closures with transfer of related production activities to existing facilities primarily in Mexico, Poland and Turkey.

•	Sealing Systems and Systems Protection restructuring efforts have resulted in one European plant closure and transfer of related production activities to an existing facility in Hungary.

•	Friction restructuring efforts have resulted in one European plant closure and transfer of production activities to other European facilities with available capacity. In the United States one friction manufacturing facility was closed and another was significantly downsized and the related production from these facilities was transferred to a newly constructed facility in Mexico.

•	Aftermarket restructuring efforts have resulted in the closure of five distribution centers in the U.S., Canada and Europe.

Various programs, which are similar in nature to those discussed above, are currently in progress and are scheduled for completion during 2004 and 2005. The Company’s restructuring activities are further discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the consolidated financial statements, “Restructuring.”

Joint Ventures and Other Strategic Alliances. Joint ventures and other strategic alliances represent an important element of the Company’s business strategy. The Company forms joint ventures and strategic alliances to gain entry into new markets, facilitate the exchange of technical information and development of new products, extend current product offerings, provide low cost manufacturing operations, and broaden its customer base. The Company believes that certain of its joint ventures have provided, and will continue to provide, opportunities to expand business relationships with Asian OEMs. The Company is currently involved in 37 joint ventures located in 14 different countries throughout the world, including China, India, Korea and Turkey. Of these joint ventures, the Company maintains a controlling interest in 14 entities and, accordingly, the financial results of these entities are included in the consolidated financial statements of the Company. The Company has a non-controlling interest in 23 of its joint ventures, of which 20 are accounted for under the equity method and three are accounted for under the cost method. Net sales for consolidated joint ventures were approximately 5% of consolidated net sales for the year ended December 31, 2003, and the Company’s investment in unconsolidated joint ventures totaled $131 million as of December 31, 2003. The Company’s equity in earnings of such affiliates amounted to $27 million, $20 million, and $15 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Research and Development. The Company maintains technical centers throughout the world designed to develop advanced products, processes and provide manufacturing support for all of the Company’s manufacturing sites and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Federal-Mogul’s research and development activities are conducted at the Company’s major research centers in Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Plymouth, Michigan; Skokie, Illinois and Ann Arbor, Michigan. In support of its Asia Pacific operations, the Company opened a technical facility in Yokohama, Japan during 2002.

Each of the Company’s business units is engaged in various engineering, research and development efforts working closely with customers to develop custom solutions unique to their needs. Total expenditures from continuing operations for research and development activities were $123.1 million, $106.7 million and $105.7 million in 2003, 2002 and 2001, respectively.

The Company’s Products

The following provides an overview of products manufactured and distributed by the Company’s reporting segments.

Powertrain. Powertrain products are used primarily in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include engine bearings, pistons, piston pins, rings, cylinder liners, valve train and transmission products and connecting rods. These products are offered under the Federal-Mogul, Glyco, Goetze and Nural brand names. These products are either sold as individual components or, increasingly, offered to automotive manufacturers assembled in a power cylinder system. This strategic product offering adds value to the customer by simplifying the assembly process, lowering costs and reducing vehicle development time. Powertrain operates 47 manufacturing facilities in 12 countries, serving a large number of major automotive, heavy-duty and industrial customers worldwide. Powertrain derived 29% of its 2003 sales in the Americas and 71% in Europe and the rest of world.

In North America, Powertrain products are expected to benefit from increased out-sourcing of piston machining and power cylinder systems from OEMs. Additionally, the Company is well positioned to benefit from expected growth opportunities in heavy-duty markets. In Europe, Powertrain products will continue to benefit from its existing high market share in diesel engine applications in pistons, rings, and engine bearings, and the expected continuing increase in production of diesel engines in comparison to gasoline applications.

The following provides a description of the various products manufactured by Powertrain:

Product	Description
Pistons	The main task of the piston is to convert combustion energy into mechanical energy. In this process substantial pressures are exerted on the piston, imposing high demands on it in terms of rigidity and temperature resistance.

Rings	The three main tasks of piston rings in internal combustion engines include (1) sealing the combustion chamber, (2) supporting heat transfer from the piston to the cylinder wall, and (3) regulating oil consumption.

Cylinder Liners	Cylinder liners, or sleeves, work in tandem with the piston and ring, forming the chamber in which the thermal energy of the combustion process is converted into mechanical energy.

Piston Pins	Piston pins attach the piston to the end of the connecting rod, allowing the combustion force to be transferred to the crankshaft.

Connecting Rods	The connecting rod is the link between the piston and the crankshaft, which enables the reciprocating motion of the piston to be converted into the rotary motion of the crankshaft.

Engine Bearings	Engine bearings ensure low friction rotation and guidance between the connecting rod and the crankshaft to facilitate the transmission of full combustion power from the piston.

Valve Train and Transmission Products	Federal-Mogul designs and manufactures a wide variety of powdered metal components for engines, transmissions, general industrial applications and special materials to meet particular customer requirements.

Sealing Systems and Systems Protection. The Sealing Systems and Systems Protection reporting segment serves the complete drive train with sealing systems comprised of a wide array of seal and gasket technologies and innovative products focused primarily on protecting sensitive components from the harsh environment within engine compartments. Sealing Systems and Systems Protection products are used in automotive, light truck, heavy-duty, agricultural, off-highway, marine, railroad, high performance and industrial applications. The primary products include dynamic seals, gaskets (static seals) and element resistant systems protection sleeving products. The products within this group are marketed under the brand names of Federal-Mogul, National, Fel-Pro, Payen and Glockler. Sealing Systems and Systems Protection operates 30 manufacturing facilities in 12 countries, serving many major automotive, heavy-duty and industrial customers worldwide. Sealing Systems and Systems Protection derived 70% of its 2003 sales in the Americas and 30% in Europe and the rest of world.

OEM customers are increasingly demanding total engine sealing solutions and Federal-Mogul is poised to take advantage of these opportunities as Sealing Systems possesses the ability to supply total engine, transmission and axle sealing applications. Joint venture partnerships with Japanese automotive suppliers provide the Company commercial relationships with Honda and Toyota in the United States.

The following provides a description of the various products manufactured by Sealing Systems and Systems Protection:

Product	Description
Dynamic Seals	Dynamic seals are used to create a barrier between a rotating and a stationary surface and function to retain or separate lubricants or fluids, keep out contamination, and contain pressure. Dynamic seals include rotary shaft seals, bonded unipistons and valve stem seals.

Cold Static Gaskets and Seals	Cold static gaskets provide a barrier between two mating surfaces, resulting in the prevention of leaks, while cold static seals provide a high integrity seal that performs over an extended life, functioning to maintain a static environment free of surprises and/or troubles. Cold static gaskets and seals must be able to maintain a seal under pressure and under relatively low temperatures. The most common applications include transmission and timing covers, intake manifolds, water pumps and oil pans.

Hot Static Gaskets and Seals	Hot static gaskets provide a barrier between two mating surfaces, resulting in the prevention of leaks, while hot static seals provide a high integrity seal that performs over an extended life, functioning to maintain a static environment free of surprises and/or troubles. Hot static gaskets and seals operate in conditions of relatively high temperatures, such as cylinder head and exhaust manifold applications.

Heat Shields	Federal-Mogul designs and manufactures a full range of metallic heat shields that are designed to provide thermal and/or acoustic optimization. These products encompass full vehicle capability, from manifold to tail pipe and include a mixture of offerings, such as plain/embossed aluminum, and proprietary specialist products.

Element Resistant Sleeving	Element resistant sleeving products provide under-hood and under-car protection of wires, hoses, sensors, and mechanical components and assemblies from heat, dirt, vibration, and moisture. Element resistant sleeving products include :

• Automotive wire harnesses and hoses

• Abrasion protection and wire management of cable assemblies

• Dielectric protection of electrical leads

• Thermal and mechanical protection of hose assemblies

• Acoustic insulating and sound-dampening materials

Friction. Federal-Mogul is one of the world’s largest independent suppliers of friction materials for the automotive, heavy-duty, and railway markets. The primary products of this segment include brake disc pads, brake shoes, and brake linings and blocks. Federal-Mogul offers a portfolio of world-class brand names, including Abex, Beral, Wagner and Ferodo. Federal-Mogul supplies OEM friction products to all major customers in the light vehicle, commercial vehicle and railway sectors and is also very active in the aftermarket. Friction operates 15 manufacturing facilities in 10 countries, serving many major automotive, railroad and industrial customers worldwide. Friction derived 29% of its 2003 sales in the Americas and 71% in Europe and the rest of world.

The following provides a description of the various products manufactured by Friction:

Product	Description
Light Vehicle Disc Pads	A light vehicle disc pad assembly consists of:

	•	Friction material, which dissipates forward momentum by converting energy to heat

	•	Underlayer, which is a layer of different friction material placed between the backplate and friction material to improve strength, thermal barrier, corrosion resistance, noise performance or a combination of these

	•	Backplate, to support and locate the friction material in the caliper

	•	Shim, which is a rubber/metal laminate developed to suppress noise

Commercial Vehicle Disc Pads	Commercial vehicle disc brake pads are a growing segment of the friction market, superseding drum brake on trucks, busses, tractor units and trailers. The basic construction of a commercial vehicle disc pad is the same as a light vehicle disc pad.

Light Vehicle Drum Brake Linings	Federal-Mogul drum brake linings are friction material affixed to a brake shoe and fitted on rear service brake, rear parking brake and transmission brake applications.

Commercial Vehicle Full Length Linings	Full-length linings are the commercial vehicle equivalent of car drum brake lining.

Commercial Vehicle Half-Blocks	Half blocks are segments of friction material made to be riveted onto drum brake shoes. They are used on heavier vehicle applications where discs are not used (e.g. due to the age of the vehicle).

Railway Brake Blocks	Railway brake blocks work by acting on the circumference of the wheel. They are lighter and quieter in operation than cast iron blocks. However, friction performance is designed to replicate that of cast iron blocks.

Railway Disc Pads	Railway disc pads are produced in single pad or paired pad format. Federal-Mogul produces sintered metal pads for high duty applications.

Aftermarket. Aftermarket distributes products manufactured within the above segments, or purchased, to the independent automotive, heavy-duty and industrial aftermarkets. The segment also includes manufacturing operations for brake, chassis, ignition, lighting, fuel and wiper products. Federal-Mogul is a leader in several key aftermarket product lines. These products are marketed under various brand names, including Champion, Fel-Pro, Carter, ANCO, Moog, Wagner, Ferodo, Glyco and Sealed Power. Aftermarket operates 23 manufacturing facilities and 29 distribution centers in 19 countries, serving a diverse base of distributors and retail customers around the world. Aftermarket derived 75% of its 2003 sales in the Americas and 25% in Europe and the rest of world.

The following provides a description of the various products manufactured and/or distributed by Aftermarket:

Product	Description
Engine

Domestic – Sealed Power is Federal-Mogul’s premier brand of internal engine components, for use in automotive, light truck or heavy-duty engines. The Sealed Power product line includes pistons, piston rings, engine bearings, camshafts, oil pumps, timing components and valvetrain products. Similar products are offered to the heavy duty market, including construction, marine, agricultural, mining, gas compression, trucking and industrial customers under the Company’s FP Diesel brand.

International – The Glyco brand offers a wide range of engine bearings and materials. Nüral products include pistons and cylinder liners and are fitted with Goetze rings. The Goetze brand is among the market leaders in the global automotive, agricultural, marine and industrial markets providing customers with products including pistons, piston rings, cylinder liners, oil seals, gaskets, valve stem seals and head bolts.

Gaskets

Domestic – The Company’s Fel-Pro brand is among the most recognized brands in the aftermarket. Fel-Pro gaskets are engineered to deliver a perfect seal on every engine. That’s why many NASCAR and NHRA racing teams, as well as a vast majority of professional engine rebuilders and vehicle service technicians, choose Fel-Pro over other gasket brands.

International – Federal-Mogul’s Payen and Goetze brands are recognized among the industry’s leaders. These components include cylinder head gaskets, head sets, full sets, conversion sets, head bolt sets, liner sealing ring kits, manifold joints and sets, exhaust pipe joints, valve cover joints, sump joints and sets, valve stem seals, carburetor joints, timing case joints and sets, water pump joints, thermostat joints, and oil seals.

Antifriction Bearings and Seals

Domestic – National hub assemblies include unitized bearing, seal and spindle assemblies. Our premium hub assemblies offer solutions for wheel end repair to provide safety, performance and reliability. National antifriction bearings are engineered to deliver performance and reliability in demanding applications, from automotive and heavy-duty axles, to agricultural and industrial equipment. National oil seals deliver exceptional performance and reliability in a wide variety of applications, including automotive and heavy-duty axles, gasoline and diesel crankshafts, and agricultural and industrial equipment.

International – Federal-Mogul offers seals in international markets under the aforementioned Payen and Goetze brands.

Brake

Domestic – Wagner brake products include friction components (disc brake pads and linings), rotors and drums, hardware and hydraulic products, each engineered to deliver performance and reliability. Abex, among North America’s leading heavy-duty friction brands for more than 70 years, has brought exceptional braking power and durability to commercial fleets and OE customers. Abex brake blocks are used for commercial applications, from straight trucks and school and transit buses to van trailers and tankers.

International – Beral is a traditional German producer of brand name brake linings used by manufacturers of commercial vehicles, axles and brakes. Beral products include disc brake pads and drum brake pads for commercial vehicles and industrial linings. The Ferodo brand of friction products includes light vehicle and commercial vehicle disc pads, linings and related accessories.

Chassis

Domestic – Moog chassis parts is among the automotive industry’s premier brands of replacement steering and suspension components. Moog products are engineered to improve on original equipment technologies, solve real OE problems and make installation easy. Precision u-joints combine advanced engineering, superior materials and manufacturing quality for performance and durability. Precision u-joints are available for automotive, light truck and a full range of heavy-duty vehicles.

International – The Moog product offering includes ball joint housings, tie rods, center and drag links, forgings, idler and pitman arms, ball joints, coil springs and sway bar link kits.

Wipers

Domestic – For more than 80 years, ANCO has been among the leaders in replacement wiper blades, refills, washer pumps and wiper arms. From passenger cars, light trucks and heavy-duty fleets, ANCO has comprehensive coverage to supply all types of drivers with necessary visibility.

International – Federal-Mogul offers wipers and related components under the Champion brand name. Champion wiper products are used in passenger cars, light trucks and heavy-duty fleets.

Fuel Pumps	Domestic – Carter mechanical fuel pumps, electric pump sets and modular design applications deliver original equipment appearance, fit and performance in a full range of domestic and import passenger and light truck applications, recreational vehicles, commercial and agricultural vehicles and marine engines.

Ignition	Champion spark plugs offer a complete line of standard and premium plugs for automotive, marine and small-engine applications. PowerPath wire sets, battery cables and accessories provide electrical connections in a full range of automotive, farm, fleet and marine vehicles.

Lighting	Aftermarket lighting solutions for passenger and commercial vehicles are marketed under the Wagner brand name.

Other. The Company’s “Other” reporting segment is comprised of the Company’s Asia Pacific operations and Corporate functions. Asia Pacific encompasses the Company’s commercial activities from manufacturing, distribution and sales in this geographic region. The Company operates approximately 20 manufacturing and distribution facilities in this region, as well as an engineering technical center in Yokohama, Japan. Corporate functions is comprised of headquarters and central support costs for information technology, human resources, finance and other corporate activities as well as certain health and welfare costs for pension and other post-employment benefits for the Company’s retirees. Current period service costs for active employees are included in the results of operations for each of the Company’s reporting segments

Reporting Segment Financial Information. Approximately 53% of the Company’s net sales are to OE customers and approximately 47% are to aftermarket customers. The following tables summarize net sales, gross margin and total assets for each reporting segment for the periods indicated. Reclassifications to reporting segment information for the years ended December 31, 2002 and 2001 have been made to reflect organizational changes implemented during January 2003.

For information related to the Company’s reporting segments, refer to Note 21 to the consolidated financial statements included in Item 8 of this Form 10-K.

Net sales by reporting segment were:

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Powertrain	$1,839	$1,652	$1,567
Sealing Systems and Systems Protection	620	639	630
Friction	431	374	339
Aftermarket	2,576	2,455	2,485
Other	80	64	72

Total	$5,546	$5,184	$5,093

Gross margin by reporting segment was:

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Powertrain	$255	$260	$265
Sealing Systems and Systems Protection	103	124	131
Friction	116	97	60
Aftermarket	612	548	570
Other	1	(8)	29

Total	$1,087	$1,021	$1,055

Total assets by reporting segment were:

	December 31
	2003	2002	2001
	(Millions of Dollars)
Powertrain	$1,957	$1,861	$2,283
Sealing Systems and Systems Protection	1,249	1,237	1,202
Friction	696	618	911
Aftermarket	2,912	2,718	2,661
Other	1,303	1,479	1,996

Total	$8,117	$7,913	$9,053

The Company’s Industry

The automotive supply industry is comprised of two primary markets, including the OE market in which the Company’s products are used in the manufacture of new vehicles, and the aftermarket in which the Company’s products are used as replacement parts for current production and older vehicles.

The OE Market. The OE market is characterized by short-term volatility, with overall expected long-term growth of vehicle sales and production. Demand for automotive parts in the OE market is generally a function of the number of new vehicles produced, which is primarily driven by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment and other trends. In 2003, the number of light vehicles produced was 15.9 million in North America, 16.1 million in Western Europe, and 26.5 million in the rest of the world. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by further penetrating business with existing customers, and by gaining new customers and markets. Companies with a global presence and advanced technology, engineering, manufacturing and customer support capabilities are best positioned to take advantage of these opportunities.

There are currently several significant existing and emerging trends that are impacting the OE market, including the following:

•	Globalization of Automotive Industry – OEMs are increasingly designing global platforms where the basic design of the vehicle is performed in one location but is produced and sold in numerous geographic markets to realize significant economies of scale by limiting variations across products. OEMs are increasingly focused on emerging markets for growth opportunities where suppliers must be prepared to provide product and technical resources in support of their customers. Furthermore OEMs are moving their operations to lower cost geographies relative to the U.S. and European markets and, accordingly, OEMs are increasingly requiring suppliers to provide parts on a global basis. Finally, the Asian OEMs continue to expand their reach and market share in relation to traditional domestic manufacturers. As this trend is expected to continue into the foreseeable future, suppliers must be positioned to meet the needs of the Asian OEMs.

•	Increased Emphasis on Systems and Modules – To simplify the vehicle assembly process, lower costs and reduce vehicle development time, OEMs are increasingly rewarding suppliers possessing the capability of providing fully-engineered systems and pre-assembled combinations of components rather than individual components.

•	Focus on Fuel Economy and Emissions – Increased fuel economy and decreased vehicle emissions are of great importance to OEMs as customers and legislators continue to demand more efficient and cleaner operating vehicles. Strict corporate average fuel economy (“CAFE”) standards and Environmental Protection Agency regulations are driving OEMs to focus on new technologies including diesel applications and hybrid engines, which allow the OEMs to achieve these increasingly stringent government regulations. Suppliers offering solutions to OEMs related to these issues posses a distinct competitive advantage, which is driving accelerated new product development cycles.

•	Focus on Vehicle Safety – Vehicle safety continues to gain increased industry attention and plays a critical role in consumer purchasing decisions. Accordingly, OEMs are seeking suppliers with new technologies, capabilities and products that have the ability to advance vehicle safety. Those suppliers able to enhance vehicle safety through innovative products and technologies have a distinct competitive advantage.

•	Pricing Pressures – In order to maintain sales levels of new vehicles and retain or gain market share, many OEMs continue to provide extensive pricing incentives and financing alternatives to consumers. These actions have placed pressures on the OEMs profits and, in turn, the OEMs expect certain recovery from their supply base. In order to retain current business as well as to be competitively positioned for future new business opportunities, suppliers must continually identify and implement product innovation and cost reduction activities to fund annual price concessions to their customers.

•	Automotive Supply Consolidation – Consolidation within the automotive supply base is expected to continue, while the entire automotive industry matures. Suppliers will seek opportunities to achieve synergies in their operations through consolidation, while striving to acquire complementary businesses to improve global competitiveness or to strategically enhance a product offering to provide customers with a more fully integrated module or system capability.

The Aftermarket Business. Aftermarket products are sold as replacement parts for vehicles in current production and older vehicles to a wide range of wholesalers, retailers and installers. Demand for aftermarket products is driven by the quality of OE parts, the number of vehicles in operation, the average age of the vehicle fleet, and vehicle usage (measured by miles driven). Although the number of vehicles on the road and different models available continue to increase, the aftermarket has experienced weakness due to increases in average useful lives of automotive parts resulting from continued technological innovation and resulting quality and durability. Replacement demand for certain aftermarket products is also impacted by annual weather cycles. Generally, the relative severity of winter can significantly impact the short-term demand for products such as wiper blades, chassis components and fuel pumps. The aftermarket continues to experience consolidation of warehouse distributors and retailers, resulting in excess inventory that can adversely affect near-term sales to these customers.

There are currently several significant existing and emerging trends that are impacting the aftermarket business, including the following:

•	Extended Automotive Part Product Life and New Car Warranties – The average useful life and quality of automotive parts, both OE and aftermarket, have been steadily increasing due to innovations in products and technologies. Longer product lives and better quality allow vehicle owners to replace parts on their vehicles less frequently. In addition, the OEMs have generally increased the extent of coverage and duration of new car warranties. Increased warranties have the effect of vehicle owners having repairs performed by the OEM dealership versus a traditional automotive installer.

•	Vehicle Complexity – Today’s vehicles are more complex in design, features, and integration of mechanical and electrical components. Ever increasing complexity adversely impacts the demand for replacement parts through the traditional independent aftermarket, as vehicle owners are less capable of performing repairs on their own vehicles. Similarly, independent repair shops and installers must increasingly invest capital in diagnostic equipment and technician training to service newer vehicles. Generally, the OEM dealerships are better equipped and capitalized to service the complexity of today’s vehicles.

•	Globalization of Automotive Industry – As previously discussed, OEMs are increasingly focused on emerging markets for growth. This increased OEM focus on emerging geographic regions will ultimately drive the need for replacement parts for vehicles produced and in service, and provides further growth opportunities for the Company’s aftermarket business in these regions.

The Company’s Customers

The Company supplies OE manufacturers with a wide variety of precision-engineered parts, essentially all of which are manufactured by the Company. The Company’s OE customers consist primarily of automotive and heavy-duty vehicle manufacturers as well as agricultural, off-highway, marine, railroad, high performance and industrial application manufacturers. The Company has well-established relationships with substantially all major North American, European and Asian automotive OE manufacturers.

Federal-Mogul’s aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers called jobbers, industrial bearing distributors, distributors of heavy-duty vehicular parts, engine rebuilders and retail parts stores. The breadth of Federal-Mogul’s product lines, the strength of its brand names, marketing expertise, and sizable sales force, and its distribution and logistics capability, are central to the Company’s aftermarket operations.

Among Federal-Mogul’s largest customers are the Aftermarket Autoparts Alliance, Autozone, BMW, CarQuest, Caterpillar, Cummins, DaimlerChrysler, Fiat, Ford/Jaguar/Volvo, General Motors, NAPA, Ozark/O’Reilly’s, PSA, Renault/Nissan and Volkswagen/Audi. This determination is based upon sales derived from these customers during the fiscal year ended December 31, 2003. Furthermore, no individual customer accounted for more than 10% of the Company’s sales during 2003.

The Company’s Competition

The global vehicular parts business is highly competitive. The Company competes with many of its customers that produce their own components as well as with independent manufacturers and distributors of component parts in the United States and abroad. In general, competition for such sales is based on price, product quality, technology, delivery, customer service and the breadth of products offered by a given supplier. The Company is meeting these competitive challenges by more efficiently integrating its manufacturing and distribution operations, expanding its product coverage within its core businesses, and utilizing its worldwide technical centers to develop and provide value-added solutions to its customers. A summary of the Company’s primary independent competitors by reporting segment is set forth below.

•	Powertrain – In North America, primary competitors are Daido, Dana, GKN, Kolbenschmidt, Mahle, STI and Sumitomo. In Europe, primary competitors are Bleistahl, Dana, GKN, Kolbenschmidt, Mahle, Miba and NPR.

•	Friction – In North America, primary competitors are Akebono and Honeywell. In Europe, primary competitors are Galfer, Honeywell and TMD.

•	Sealing Systems and Systems Protection – In North America, primary competitors are Dana and Freudenberg NOK. In Europe, primary competitors are Elring Klinger, Freudenberg NOK and Dana/Reinz.

•	Aftermarket – In North America, primary competitors are Airtex, Bosch, Dana, Honeywell and Trico. In Europe, primary competitors are AE, Bosch, Elring Klinger, Kolbenschmidt, Mahle, NGK and Valeo.

The Company’s Backlog

For OEM customers, the Company generally receives purchase orders for specific components supplied for particular vehicles. These supply relationships typically extend over the life of the related vehicle, subject to interim design and technical specification revisions, and do not require the customer to purchase a minimum quantity. In addition to customary commercial terms and conditions, purchase orders generally provide for annual price reductions based upon expected productivity improvements and other factors. Customers typically retain the right to terminate purchase orders, but the Company generally cannot terminate purchase orders. OEM order fulfillment is typically manufactured in response to customer purchase order releases, and the Company ships directly from a manufacturing location to the customer for use in vehicle production and assembly. Accordingly, the Company’s manufacturing locations do not typically maintain significant finished goods inventory, but rather produce from on-hand raw materials and work-in process inventory within relatively short manufacturing cycles. The primary risk to the Company is lower than expected vehicle production by one or more of its OEM customers or termination of the business based upon perceived or actual shortfalls in delivery, quality or value.

For its aftermarket customers, the Company generally establishes product line arrangements that encompass all components offered within a particular product line. These are typically multi-year arrangements, although they are subject to termination by either the Company or the customer upon relatively short notice. Pricing is market responsive and subject to adjustment based upon competitive pressures and other commercial factors. Aftermarket order fulfillment is largely performed from finished goods inventory stocked in the Company’s worldwide distribution network. Inventory stocking levels in the Company’s distribution centers are established based upon historical customer demand.

Although customer programs typically extend to future periods and, although there is an expectation that the Company will supply certain levels of OE production and aftermarket shipments over such periods, firm orders are limited to specific and authorized customer purchase order releases placed with its manufacturing and distribution centers for actual production and order fulfillment. Firm orders are typically fulfilled as promptly as possible after receipt from the conversion of available raw materials and work-in-process inventory for OEM orders and from current on-hand finished goods inventory for aftermarket orders. The dollar amount of such purchase order releases on hand and not processed at any point in time is not believed to be significant based upon the timeframe involved.

The composition of the Company’s purchase orders and arrangements as measured by terms and conditions, pricing and other factors has remained largely unchanged during the last three years.

The Company’s Raw Materials and Suppliers

The Company purchases various raw materials for use in its manufacturing processes, including ferrous and non-ferrous metals, synthetic and natural rubber, graphite, fibers, stampings, castings and forgings. In addition, the Company purchases parts manufactured by other manufacturers for sale in the aftermarket. The Company has not experienced any shortages of raw materials or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. For business and efficiency purposes, the Company has established single sourcing relationships with a small number of its suppliers. However, based upon market conditions and readily available alternative supply sources, the Company believes it could readily replace any single supply source without a material disruption to its business. In 2003, no outside supplier of the Company provided products that accounted for more than 10% of the Company’s net sales.

Seasonality of the Company’s Business

The Company’s business is moderately seasonal because many North American customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. Customers in Europe historically shut down vehicle production during a portion of August and one week in December. The aftermarket experiences seasonal fluctuations in sales due to demands caused by weather patterns. Historically, the Company’s sales and operating profits have been the strongest in the second quarter. Refer to Note 22, “Quarterly Financial Data”, to the consolidated financial statements included in Item 8 of this report.

The Company’s Employee Relations

As of December 31, 2003, the Company had approximately 44,900 full-time employees, of which approximately 18,400 were employed in the United States.

Various unions represent approximately 42% of the Company’s domestic hourly employees and approximately 58% of the Company’s international hourly employees. Most of the Company’s unionized manufacturing facilities have their own contract with its own expiration date, and as a result, no contract expiration date affects more than one facility. The Company believes its labor relations to be generally satisfactory.

Impact of Environmental Regulations on the Company

The Company’s operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on the Company’s financial position or cash flows in 2003 and are not expected to have a material impact on the Company’s financial position or cash flows in 2004 or 2005.

The Company’s Intellectual Property

The Company holds in excess of 3,800 patents and patent applications on a worldwide basis. Slightly more than 700 of these patents and patent applications have been filed in the United States. Of the 3,800 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to the Company. These patents and patent applications expire over various periods through the year 2024.

The Company does not materially rely on any single patent, nor will the expiration of any single patent materially affect the Company’s business. Typically, new technology is introduced and patented by the Company replacing formerly patented technology before the expiration of the existing patent. In the aggregate, the Company’s worldwide patent portfolio is materially important to its business because it enables the Company to achieve technological differentiation from its competitors.

The Company also maintains more than 4,500 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by the Company or are licensed to third parties. All trademark registrations that are still in commercial use are routinely renewed by the Company prior to their expiration.

The Company’s Website and Access to Filed Reports

The Company maintains an internet website at www.federal-mogul.com. The Company provides access to its annual and periodic reports filed with the SEC through this website. In addition, paper copies of annual and periodic reports filed with the SEC may be obtained by contacting the Company’s headquarters at the address located within the SEC Filings or under Investor Relations on the aforementioned website.

ITEM 2. PROPERTIES

Federal-Mogul’s world headquarters is located in Southfield, Michigan, which is a leased facility. At December 31, 2003, the Company had 200 manufacturing/technical centers, distribution and sales and administration office facilities worldwide. Approximately 35% of the facilities are leased; the majority of which are distribution, sales and administration offices. The Company owns the remainder of the facilities.

Type of Facility	North America	Europe	Rest of World	Total
Manufacturing/technical centers	56	55	35	146
Distribution centers and warehouses	12	8	8	28
Sales and administration offices	9	5	12	26

Total	77	68	55	200

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

ITEM 3. LEGAL PROCEEDINGS

On October 1, 2001 (the “Petition Date”), the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and the U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in normal course. The Chapter 11 Cases are further discussed in Note 1 to the consolidated financial statements.

The Restructuring Proceedings were made in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to continue to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Restructuring Proceedings to develop and implement a plan for addressing the asbestos-related claims against them.

Material pending legal proceedings, other than the Chapter 11 and Administration proceedings above and other than ordinary, routine litigation incidental to the business, to which the Company became or was a party during the year ended December 31, 2003, or subsequent thereto but before the filing of this report, are summarized below.

T&N Companies Asbestos Litigation

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

The Company’s recorded liability for this litigation (approximately $1.4 billion as of December 31, 2003) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States and the U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors committee consisting in large part of representatives of asbestos claimants has been appointed. March 3, 2003 was the bar date for the filing of all asbestos-related property damage claims.

While the Company believes that the liability recorded as of October 1, 2001 was appropriate for anticipated losses arising from asbestos-related claims against the T&N Companies through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the Restructuring Proceedings, the number of future claims that will be included in a plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact that historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and related insurance recoverable amounts, there has been no change, other than to reflect an insurance settlement and foreign exchange translation, to the recorded amounts since the Company initiated the Restructuring Proceedings. Accordingly, the recorded amounts for this insurance recoverable asset change significantly based upon events that occur from the Restructuring Proceedings.

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

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of December 31, 2003, the recorded insurance recoverable was $636.8 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded an asbestos charge in 2003 of $38.9 million. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers of Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. Approval is expected in early 2004. In December 2002, the remaining two reinsurers issued separate declaratory proceedings requesting the High Court to interpret certain terms contained in the Asbestos Liability Policy. These proceedings do not request the avoidance of the Asbestos Liability Policy. The Company believes that, based on its review of the insurance policies and advice from outside legal counsel, it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of the claims in excess of the trigger point of the insurance.

Abex and Wagner Asbestos Litigation

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

The Company’s recorded liability for this litigation (comprised of $129.5 million in Abex liabilities and $85.0 million in Wagner liabilities as of December 31, 2003) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

As a result of the Restructuring Proceedings, pending asbestos-related litigation is stayed as previously described for the T&N Companies.

While the Company believes that the liability recorded as of October 1, 2001 was appropriate for anticipated losses arising from asbestos-related claims related to Abex and Wagner through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the proceeding, the number of future claims that will be included in a plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and related insurance recoverable amounts, there has been no change, other than foreign exchange translation, to the recorded amounts since the Company initiated the Restructuring Proceedings. Accordingly, the recorded amounts for this insurance recoverable asset change significantly based upon events that occur from the Restructuring Proceedings.

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

Other Litigation

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

At most of the sites that are likely to be the costliest to remediate, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company’s exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company’s share of the total waste has generally been small. The other companies, which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly owned companies, and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste.

The Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination, in some cases as a result of contractual commitments. The Company is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, the Company has accrued amounts corresponding to its best estimate of the costs associated with such matters based upon currently available information from site investigations and consultants.

Recorded environmental reserves were $66.0 million and $64.6 million at December 31, 2003 and 2002, respectively. The increase in the reserves from 2002 to 2003 resulted primarily from the addition of new sites and revision of cost estimates to remediate current sites, offset by remediation payments made during the period. Management believes that such reserves will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2003, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $40 million. Legal proceedings are further discussed in Note 20 to the consolidated financial statements included in Item 8 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to April 24, 2002, the Company’s common stock was listed on the New York Stock Exchange (“NYSE”) under the trading symbol “FMO”. On April 24, 2002, the Company’s common stock was delisted from the NYSE and began trading on the NASD over-the-counter bulletin board market under the ticker symbol “FDMLQ”.

The approximate number of shareholders of record of the Company’s common stock at March 8, 2004 was 46,000. The following table sets forth the high and low sales prices of the Company’s common stock for each calendar quarter for the last two years as reported on the NYSE-Composite Tape prior to April 24, 2002 or the over-the-counter market subsequent to and including April 24, 2002:

	2003		2002
Quarter	High	Low	High	Low
First	$0.47	$0.07	$1.20	$0.80
Second	$0.44	$0.12	$1.20	$0.43
Third	$0.36	$0.10	$0.73	$0.53
Fourth	$0.40	$0.07	$0.63	$0.21

The closing price of the Company’s common stock as reported on the over-the-counter market on March 8, 2004 was $0.42.

The Company was prohibited in 2003, 2002 and 2001, under its Senior Credit Agreement and its debtor-in-possession credit facilities, from paying dividends on its common stock, and therefore did not declare any such dividends. The Company does not expect to declare a dividend in the foreseeable future.

On March 4, 2004, the Company filed an amended plan of reorganization and related disclosure statement with the Bankruptcy Court. This amended plan of reorganization was jointly proposed by the Company along with the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity (collectively referred to as the “Co-Proponents”). The joint amended plan of reorganization is consistent with the principal terms of the plan originally filed with the Bankruptcy Court on March 6, 2003.

The amended joint plan of reorganization provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 cases from existing and future asbestos liability. Although technical issues remain to be resolved, the amended joint plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, and 50.1% of newly authorized and issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trusts or trusts for the benefit of existing and future asbestos claimants, and 49.9% of the newly authorized and issued common stock will be distributed pro rata to the noteholders. Trade creditors of the Company will receive cash distributions in an amount that has yet to be determined. If the classes of holders of common and preferred stock of Federal-Mogul vote in favor of the amended joint plan, the holders of currently outstanding common and preferred stock of Federal-Mogul will receive warrants in reorganized Federal-Mogul.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents information from the Company’s consolidated financial statements for the five years ended December 31, 2003. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplemental Data”.

	2003	2002	2001	2000	1999
	(Millions of Dollars, Except Share and Per Share Amounts)
Consolidated Statement of Operations Data
Net sales	$5,546.0	$5,184.3	$5,093.0	$5,497.1	$5,847.7
Costs and expenses	(5,429.4)	(5,103.0)	(5,121.2)	(5,197.2)	(5,271.2)
Amortization of intangible assets	(16.9)	(14.1)	(109.5)	(115.1)	(126.4)
Restructuring charges, net	(34.2)	(40.5)	(37.4)	(134.4)	—
Adjustment of assets held for sale and other long-lived assets to fair value	(106.0)	(62.9)	(328.1)	(66.9)	(7.9)
Asbestos charge	(38.9)	—	—	(184.4)	—
Chapter 11 and Administration related reorganization expense	(97.1)	(107.4)	(57.3)	—	—
Gain (loss) on early retirement of debt	—	—	72.2	—	(36.6)
Other income (expense), net	43.5	20.6	(19.9)	(29.0)	(10.9)
Income tax expense	(52.5)	(77.9)	(229.6)	(29.0)	(157.3)

Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	(185.5)	(200.9)	(737.8)	(258.9)	237.4
Earnings (loss) from discontinued operations, net of income taxes	(4.0)	(10.1)	(263.7)	(22.6)	18.5
Cumulative effect of change in accounting principle, net of applicable income tax benefit	—	(1,417.9)	—	—	(12.7)

Net earnings (loss)	$(189.5)	$(1,628.9)	$(1,001.5)	$(281.5)	$243.2

Common Share Summary (Diluted)
Average shares and equivalents outstanding (in thousands)	87,129	83,022	75,598	70,573	84,206
Earnings (loss) per share:
From continuing operations before cumulative effect of change in accounting principle	$(2.13)	$(2.42)	$(9.78)	$(3.70)	$3.09
From discontinued operations, net of income taxes	(0.04)	(0.12)	(3.49)	(0.32)	0.22
Cumulative effect of change in accounting principle, net of applicable income tax benefit	—	(17.08)	—	—	(0.15)

Net earnings (loss) per share	$(2.17)	$(19.62)	$(13.27)	$(4.02)	$3.16

Dividends declared per share	$—	$—	$—	$0.01	$0.01

Consolidated Balance Sheet Data
Total assets	$8,116.7	$7,913.3	$9,053.2	$9,831.0	$9,945.2
Short-term debt	14.8	346.1	24.9	147.8	190.8
Long-term debt	331.2	14.3	266.7	3,559.7	3,020.0
Liabilities subject to compromise	6,087.8	6,053.2	6,256.6	—	—
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely convertible subordinated debentures of the Company	—	—	—	575.0	575.0
Shareholders’ (deficit) equity	(1,376.9)	(1,403.6)	419.0	1,550.2	2,075.2

Other Financial Information
Net cash provided from (used by) operating activities	$319.0	$256.5	$35.8	$(154.5)	$562.4
Expenditures for property, plant, equipment	300.9	339.1	313.8	315.5	395.2
Depreciation and amortization expense	307.1	277.1	373.7	374.4	354.9
Payments against asbestos liability	—	(2.1)	(234.7)	(353.7)	(179.5)
Receipts from asbestos insurance policies	0.6	0.6	18.8	2.2	1.3

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) offers a broad range of vehicular parts, accessories, modules and systems to customers in both the original equipment market (“OE”) and the replacement market (“aftermarket”) on a worldwide basis. Management believes the Company’s sales of $5.5 billion are well balanced between original equipment and aftermarket as well as domestic and international. During 2003, the Company derived 53% of its sales from the OE market and 47% from the aftermarket. Prominent OE customers include the world’s largest automotive manufacturers such as General Motors, Ford/Jaguar/Volvo, DaimlerChrysler, BMW, PSA, Volkswagen/Audi and Renault/Nissan. Similarly, prominent aftermarket customers include the Aftermarket Auto Parts Alliance, Autozone, CarQuest, Advance Automotive, NAPA and Ozark/O’Reilly’s. Geographically, the Company derived 49% of its sales domestically and 51% internationally. The Company has operations in 31 countries including established markets of Germany, United Kingdom, France, Italy, Mexico and Canada, and emerging markets of China, India, Thailand and Korea.

The Company operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. In addition, customers continue to require periodic cost reductions which requires the Company to continually assess, redefine and improve its operations, products, and manufacturing capabilities to maintain and improve profitability. Management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy.

A number of initiatives commenced in 2001 and, while certain of these initiatives have been completed as of December 31, 2003, many are still in process and ongoing:

•	Strategic Direction – New leadership was installed in 2001 with the appointment of Frank E. Macher as Chairman and CEO and Charles G. McClure, Jr. (“Chip”) as President and COO. These individuals set forth clear objectives for the Company by instituting assessments of core competencies and product line positions, organizational capabilities, and technological strengths and weaknesses. The Company’s management is focused on further developing and exploiting those businesses which it believes possess a sustainable competitive advantage. During 2003, Chip McClure succeeded Frank Macher as CEO and leads the Company’s direction.

•	Exit “Non-Core” Businesses – Management identified certain businesses that were not consistent with the Company’s long-term strategy or were not expected to achieve certain performance targets. These businesses were deemed non-core and, during the course of the last three years, the Company has divested substantially all of these businesses accounting for approximately $670 million in cumulative net sales for the three years ended December 31, 2003. These activities have freed up both human and financial resources that are focused on improving the Company’s core businesses.

•	Global Organization – Recognizing the ever-increasing globalization of the automotive industry, the Company organized its primary business units on a global basis – Powertrain, Sealing Systems and Systems Protection, Friction and Aftermarket. This allows each business to take advantage of best practices in product development, technology and innovation, manufacturing capability and capacity. Furthermore, the Company continues to develop and implement standardized processes and centralized systems to further the direction and performance of the business.

•	Productivity – Management implemented a series of initiatives targeted at leveraging the Company’s global scale and reducing total enterprise costs. These initiatives included implementation of a centralized supply chain function focused on the reduction of global material costs; headcount reduction programs to reduce selling, general and administrative costs; implementation of standard manufacturing methods across business segments to achieve operational efficiencies and decrease production costs; and modified capital expenditure processes to ensure capital funds are directed at the most strategically appropriate investments with the highest rates of return.

•	Low Cost Production – The Company has established and expanded manufacturing operations in low cost geographies to meet the cost pressures inherent in the industry. The Company has manufacturing operations and joint venture alliances in the Czech Republic, China, Korea, Thailand, Poland, Turkey, Hungary, and Mexico. During the last three years, the Company has closed nine manufacturing locations in the United States and higher cost regions of Europe, relocating production to these low cost operations as well as consolidating facilities where excess production capacity existed.

•	North America Aftermarket Distribution Optimization – The Company commenced activities to streamline the North America aftermarket distribution network in order to improve both the efficiency of operations and customer order fulfillment and delivery performance. This distribution network consisted of 18 facilities at the end of 2000. Since then, the Company has completed the consolidation and closure of nine distribution centers. The Company now operates its North America aftermarket customer order processing and fulfillment from nine distribution centers. The Company has embarked upon a similar initiative for its Europe aftermarket operations.

•	Aftermarket Delivery Performance – In addition to the distribution network consolidation efforts in North America, the Company upgraded many of its remaining distribution centers with state-of-the-art warehouse management systems. Furthermore, the Company renewed its focus on internal logistics and execution of inventory “pull” systems throughout its manufacturing operations and suppliers to ensure prompt and accurate replenishment of its distribution network. These efforts have resulted in significantly improved order fulfillment to the Company’s aftermarket customers in North America and Europe. The Company believes that its current customer order fulfillment levels are best in class.

•	Expand Asia Pacific Presence – The Company has invested in manufacturing operations (both wholly-owned and joint venture relationships) in the Asia Pacific region and has recently opened a technical center in Yokohama, Japan to support the Company’s efforts in this region. The Company intends to use these operations and technical platform to strengthen its current, as well as to develop new, customer relationships in this important region.

•	Customer Valued Technology – The Company has significant engineering and technical resources throughout its businesses focused on addressing customer issues and problems with innovative solutions for both product applications and manufacturing processes. A recent example is the development and launch of the Company’s Wagner ThermoQuiet disc brake pad technology for the aftermarket. This technology employs patented shim technology which provides a one piece insulator and backing plate and provides exceptional stopping power, quiet performance, and enhanced durability. The Company was awarded the prestigious Automotive News PACE Award in 2003 for this new technology.

•	Settle Asbestos Obligation And Right Size Capital Structure – On October 1, 2001 the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy. Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration under the United Kingdom Insolvency Act of 1986 in the High Court of Justice, Chancery division in London, England. These proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows and liquidity. Management expects the Company to emerge from the Restructuring Proceedings free from its asbestos obligation and with an appropriate capital structure necessary to achieve the Company’s future objectives.

Voluntary Reorganization under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring or the U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in normal course. The Chapter 11 Cases are further discussed in Note 1 to the consolidated financial statements.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to continue to operate their businesses as debtors-in-possession under court protection from their creditors and claimants, while using the Restructuring Proceedings to develop and implement a plan for addressing the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The U.S. Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors’ intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act.

In the U.S., four committees, representing asbestos claimants, asbestos property damage claimants, unsecured creditors and equity security holders (collectively, the “Committees”) have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, have the right to be heard on all matters that come before the Bankruptcy Court. The Committees, together with the legal representative for the future asbestos claimants, play important roles in the Restructuring Proceedings. In the U.K., the Administrators have appointed a creditors committee, representing both asbestos claimants and general unsecured creditors.

On March 4, 2004, the Company filed an amended plan of reorganization and related disclosure statement with the Bankruptcy Court. This amended plan of reorganization was jointly proposed by the Company along with the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity (collectively referred to as the “Co-Proponents”). The joint amended plan of reorganization is consistent with the principal terms of the plan originally filed with the Bankruptcy Court on March 6, 2003.

The amended joint plan of reorganization provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although technical issues remain to be resolved, the amended joint plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, and 50.1% of newly authorized and issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trusts or trusts for the benefit of existing and future asbestos claimants, and 49.9% of the newly authorized and issued common stock will be distributed pro rata to the noteholders. Trade creditors of the Company will receive cash distributions in an amount that has yet to be determined. If the classes of holders of common and preferred stock of Federal-Mogul vote in favor of the amended joint plan, the holders of currently outstanding common and preferred stock of Federal-Mogul will receive warrants in reorganized Federal-Mogul.

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

The Company is unable to predict with a high degree of certainty at this time what treatment will be accorded under any such plan of reorganization to claims arising from intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. Various parties in the Chapter 11 Cases may challenge these arrangements, transactions, and relationships, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan of reorganization.

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

Accounting Impact

Pursuant to AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, the Company’s pre-petition liabilities that are subject to compromise are reported separately in the consolidated balance sheet at the expected amount of the allowed claims. Note 1, “Voluntary Reorganization under Chapter 11 and Administration”, includes the detail of “Liabilities subject to compromise” as of December 31, 2003. Obligations of the Company’s subsidiaries not covered by the Restructuring Proceedings will remain classified in the consolidated balance sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, a portion of interest income and provisions for losses related to the Restructuring Proceedings as reorganization items. Accordingly, the Debtors recorded Chapter 11 and Administration related reorganization expenses of $97.1 million, $107.4 million and $57.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. See Note 1 to the consolidated financial statements in Item 8 of this report for further information concerning the Restructuring Proceedings.

Critical Accounting Policies

The accompanying consolidated financial statements in Item 8 of this report have been prepared in conformity with accounting principles generally accepted in the United States and, accordingly, the Company’s general accounting policies have been disclosed in Note 2 to the consolidated financial statements. The Company considers accounting estimates to be critical accounting policies when:

•	The estimates involve matters that are highly uncertain at the time the accounting estimate is made; and

•	Different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial condition, or results of operations.

When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that it considers to be the most appropriate given the specific circumstances. Application of these accounting principles requires the Company’s management to make estimates about the future resolution of existing uncertainties. Estimates are typically based upon historical experience, current trends, contractual documentation, and other information, as appropriate. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from those estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. The following summarizes the Company’s critical accounting policies.

Reorganization Under Chapter 11 and Administration

The accompanying consolidated financial statements have been prepared in accordance with SOP 90-7 and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. Given this uncertainty, there is substantial doubt about the ability of the Company to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrators or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization or scheme of arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

Asbestos Liabilities and Asbestos-Related Insurance Recoverable

The Company’s United Kingdom subsidiary, T&N Ltd., two United States subsidiaries (“T&N Companies”), and two of the Company’s subsidiaries formerly owned by Cooper Industries, Inc., known as Abex and Wagner, are among many defendants named in numerous court actions in the United States alleging personal injury resulting from exposure to asbestos or asbestos-related products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. The recorded liability at December 31, 2003 represents the Company’s estimate, prior to the Restructuring Proceedings, for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the asbestos liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the rate of receipt of claims, the typical cost of settlement, the settlement strategy in dealing with outstanding claims and the timing of settlements. While the Company believes that the liability recorded was appropriate for anticipated losses arising from asbestos-related claims through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the asbestos liability for pending and future claims.

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

The ultimate realization of insurance proceeds is directly related to the amount of related covered claims paid by the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts, other than an insurance settlement described further below, and the impact of foreign currency, due to uncertainties created by the Restructuring Proceedings. Accordingly, these amounts could change significantly based upon events that occur from the Restructuring Proceedings and could materially affect the Company’s future financial statements.

In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded an asbestos charge in 2003 of $38.9 million. Under the terms of this settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. and for which the insurer has no recovery from the reinsurers of Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the

Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. Approval is expected in early 2004. In December 2002, the remaining two reinsurers issued separate declaratory proceedings requesting the High Court to interpret certain terms contained in the Asbestos Liability Policy.

These proceedings do not request the avoidance of the Asbestos Liability Policy. The Company believes that, based on its review of the insurance policies and advice from outside legal counsel, it is probable that the T&N Companies will be entitled to receive payment from the remaining reinsurers for the cost of the claims in excess of the trigger point of the insurance.

Pension Plans and Other Post-Retirement Benefit Plans

Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans are accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” Non-pension post-retirement benefits are accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits under SFAS Nos. 87 and 106 as of December 31, 2003 are as follows:

•	Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The Company uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop an assumption of the expected long-term rate of return on plan assets. The expected long term rate of return is used to calculate net periodic pension cost. In determining its pension obligations, the Company used long-term rates of return on plan assets of 8.5% and 7.0% for its United States and international pension plans, respectively.

•	Discount rate: The discount rate is used to calculate future pension and post-retirement obligations. Discount rate assumptions used to account for pension and non-pension post-retirement benefit plans reflect the rates available on high-quality, fixed-income debt instruments on December 31 of each year. In determining its pension and other benefit obligations, the Company used discount rates of 6.25% and 5.5% for its United States and Other international pension plans, respectively.

•	Health care cost trend: For post-retirement health care plan accounting, the Company reviews external data and Company specific historical trends for health care costs to determine the health care cost trend rate assumptions. In determining its projected benefit obligation, the Company used health care cost trend rates of 8.5% for post-retirement health care plans.

At December 31, 2003, the projected benefit obligation (“PBO”) for U.S. and international pension plans was $961.1 million and $2,530.8 million, respectively, and the minimum pension liability charged to equity was $234.5 million and $720.3 million, respectively. At December 31, 2003, the accumulated postretirement benefit obligation (“APBO”) for health care and life insurance benefits was $545.1 million. The following table illustrates the sensitivity to a change in certain assumptions for pension and non-pension benefits. The changes in these assumptions have no impact on the Company’s 2004 funding requirements.

	United States Plans									International Plans
	Pension Benefits					Other Plans				Pension Benefits
	Impact on pension expense		Impact on PBO		Impact on equity	Impact on benefit expense		Impact on APBO		Impact on pension expense		Impact on PBO		Impact on equity
	(Millions of dollars)
25 basis point (bp) decrease in discount rate	$	+ 2.1	$	+ 24.1	$-23.6	$	+ 1.4	$	+ 14.5	$	+ 5.6	$	+ 83.8	$-80.3
25 bp increase in discount rate		-2.1		-22.9	+ 22.4		-1.4		-14.5		-5.9		-85.1	+ 81.3
25 bp decrease in rate of return on assets		+ 1.6		—	—		—		—		+ 4.5		—	—
25 bp increase in rate of return on assets		-1.6		—	—		—		—		-4.5		—	—

The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost		APBO
	(Millions of Dollars)
100 bp increase in health care trend rate	$	+ 3.2	$	+ 41.9
100 bp decrease in health care trend rate		-2.8		-36.3

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

Recorded environmental reserves were $66.0 million and $64.6 million at December 31, 2003 and 2002, respectively. These accruals are based upon management’s best estimates, which requires management to make assumptions regarding the costs for remediation activities, the extent to which costs may be reimbursed by other participating parties, the financial viability of such participating parties, the timeframes over which remediation activities will be completed, and other items. Although management believes its accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such environmental matters, any changes in the underlying assumptions could materially impact the Company’s future results of operations and financial condition. At December 31, 2003, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $40 million.

Long-Lived Assets

Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, as required, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

Estimating fair value for both long-lived and indefinite-lived assets requires management to make assumptions regarding future sales volumes and pricing, capital expenditures, useful lives and salvage values of related property, plant and equipment, the Company’s ability to develop and implement productivity improvements, discount rates, effective tax rates, market multiples, and other items. Any differences in actual results from management’s estimates could result in fair values different from estimated fair values, which could materially impact the Company’s future results of operations and financial condition.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance on its net deferred tax assets by taxing jurisdiction when it is more likely than not that such assets will not be realized. Management judgment is required in determining the Company’s valuation allowance on net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. The Company does not provide taxes on undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested.

Results of Operations

The following discussion of the Company’s results of operations should be read in connection with Items 1 and 7A of this Form 10-K. These Items provide additional relevant information regarding the business of the Company, its strategy, and the various industry dynamics in the OE market and the aftermarket which have a direct and significant impact on the Company’s results of operations.

Consolidated Results

Sales by reporting segment were:

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Powertrain	$1,839	$1,652	$1,567
Sealing Systems and Systems Protection	620	639	630
Friction	431	374	339
Aftermarket	2,576	2,455	2,485
Other	80	64	72

Total	$5,546	$5,184	$5,093

Gross margin by reporting segment was:

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Powertrain	$255	$260	$265
Sealing Systems and Systems Protection	103	124	131
Friction	116	97	60
Aftermarket	612	548	570
Other	1	(8)	29

Total	$1,087	$1,021	$1,055

Net sales from continuing operations increased $362 million, or 7%, to $5,546 million in 2003 from $5,184 million in 2002. Favorable foreign currency of $352 million and favorable sales volumes of $54 million more than offset price reductions of $44 million.

Gross margin increased by $66 million, or 6%, during 2003 and remained consistent as a percentage of sales at 20% despite customer price reductions. Gross margin was favorably impacted by foreign currency of $63 while improvements in productivity of $43 million mostly offset price reductions of $44 million.

Net sales from continuing operations increased $91 million, or 2%, to $5,184 million in 2002 from $5,093 million in 2001. Favorable foreign currency contributed $59 million to the increase, while favorable sales volumes of $66 million were partially offset by price reductions of $34 million.

Gross margin was $1,021 million, or 20% of sales, for 2002 compared to $1,055, or 21% of sales in 2001. Gross margin was adversely impacted by price reductions of $34 million, adverse product mix of $28 million and lower volumes of $7 million. These reductions in gross margin were partially offset by net productivity gains resulting from sourcing and manufacturing improvements of $28 million and $7 million of favorable foreign currency.

Reporting Segment Results 2003 v. 2002

The following table provides changes in sales and gross margin for the year ended December 31, 2003 compared with the year ended December 31, 2002 for each of the Company’s reporting segments. “SSP” and “AM” represent Sealing Systems and Systems Protection and Aftermarket, respectively.

	Powertrain	SSP	Friction	AM	Other	Total
	(Millions of Dollars)
2002 Sales	$1,652	$639	$374	$2,455	$64	$5,184
Foreign currency	176	25	37	110	4	352
Sales volumes	37	(33)	22	16	12	54
Price reductions	(26)	(11)	(2)	(5)	—	(44)

2003 Sales	$1,839	$620	$431	$2,576	$80	$5,546

	Powertrain	SSP	Friction	AM	Other	Total
	(Millions of Dollars)
2002 Gross Margin	$260	$124	$97	$548	$(8)	$1,021
Production volumes / mix	(1)	(20)	10	14	1	4
Price reductions	(26)	(11)	(2)	(5)	—	(44)
Productivity gains, net of inflation	(8)	5	(1)	39	8	43
Foreign currency	30	5	12	16	—	63

2003 Gross Margin	$255	$103	$116	$612	$1	$1,087

Powertrain

Net sales from continuing operations increased $187 million, or 11%, to $1,839 million in 2003 from $1,652 million in 2002. Favorable foreign currency contributed $176 million to the increase. Increased sales volumes of $37 million more than offset price reductions of $26 million.

Gross margin was $255 million, or 14% of sales, for 2003 compared to $260 million, or 16% of sales in 2002. Gross margin was favorably impacted by $30 million of foreign currency, which was more than offset by contractual price reductions of approximately $26 million, inflation and other cost increases in excess of productivity of $8 million, and unfavorable net volume and mix of $1 million.

Sealing Systems and System Protection

Net sales from continuing operations decreased $19 million, or 3%, to $620 million in 2003 from $639 million in 2002. Favorable foreign currency of $25 million was more than offset by adverse sales volumes of $33 million and price reductions of $11 million.

Gross margin was $103 million, or 17% of sales, for 2003 compared to $124 million, or 19% of sales in 2002. Foreign currency of $5 million and productivity improvements of $5 million were more than offset by decreased production volumes of $20 million and price reductions of $11 million.

Friction

Net sales from continuing operations increased $57 million, or 15%, to $431 million in 2003 from $374 million in 2002. Favorable foreign currency of $37 million and increased sales volumes of $22 million more than offset price reductions of $2 million.

Gross margin was $116 million, or 27% of sales, for 2003 compared to $97 million, or 26% of sales in 2002. Foreign currency of $12 million and favorable production volumes of $10 million more than offset price reductions of $2 million and net productivity of $1 million.

Aftermarket

Net sales from continuing operations increased $121 million, or 5%, to $2,576 million in 2003 from $2,455 million in 2002. Foreign currency of $110 million and favorable sales volumes of $16 million more than offset price reductions of $5 million.

Gross margin was $612 million, or 24% of sales, for 2003 compared to $548 million, or 22% of sales in 2002. Foreign currency of $16 million, net productivity improvements of $39 million, favorable production volumes and product mix of $14 million more than offset price reductions of $5 million.

Other

Other primarily includes Asia Pacific and Corporate functions. Net sales from continuing operations were $80 million compared to $64 million in the same period of 2002. This increase is the result of increased sales in the Asia Pacific region of $12 million, and favorable foreign currency of $4 million.

The increase in gross margin was impacted by favorable volumes of $1 million and $8 million of net productivity improvements in excess of higher pension costs recorded in Corporate.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses were $872 million, or 16% of sales, in 2003 as compared to $817 million, or 16% of sales, in 2002. The increase in SG&A costs was due to $53 million of foreign currency and $42 million of increased pension costs, partially offset by reduced headcount and other cost reduction activities.

Interest Expense

Net interest expense decreased by $25 million in 2003 to $98 million. This decrease is due to the recognition of $17 million in interest income related to tax refunds and lower average outstanding debt. In accordance with SOP 90-7, the Company has not accrued the contractual interest of $163 million on its pre-petition debt.

Other Income and Expenses, net

Other income, net was $16 million in 2003, compared to other income, net of $1 million in 2002. Gains on sales of individual assets of $7 million, combined with reduced costs of financing arrangements of approximately $6 million account for this increase.

Reporting Segment Results 2002 v. 2001

The following table provides changes in sales and gross margin for the year ended December 31, 2002 compared with the year ended December 31, 2001 for each of the Company’s reporting segments. “SSP” and “AM” represent Sealing Systems and Systems Protection and Aftermarket, respectively.

	Powertrain	SSP	Friction	AM	Other	Total
	(Millions of Dollars)
2001 Sales	$1,567	$630	$339	$2,485	$72	$5,093
Sales volumes	77	8	33	(44)	(8)	66
Pricing	(26)	(5)	(6)	3	—	(34)
Foreign currency	34	6	8	11	—	59

2002 Sales	$1,652	$639	$374	$2,455	$64	$5,184

	Powertrain	SSP	Friction	AM	Other	Total
	(Millions of Dollars)
2001 Gross Margin	$265	$131	$60	$570	$29	$1,055
Production volumes / mix	6	(2)	8	(39)	(8)	(35)
Pricing	(26)	(5)	(6)	3	—	(34)
Productivity gains, net of inflation	11	—	33	13	(29)	28
Foreign currency	4	—	2	1	—	7

2002 Gross Margin	$260	$124	$97	$548	$(8)	$1,021

Powertrain

Net sales from continuing operations increased $85 million, or 5%, to $1,652 million in 2002 from $1,567 million in 2001. Favorable foreign currency contributed $34 million to the increase. Favorable sales volumes of $77 million, particularly in North America, combined with a new piston program launched in Mexico and sales volume from the 2001 acquisition of Gorzyce, more than offset price reductions of $26 million.

Gross margin was $260 million, or 16% of sales, for 2002, compared to $265 million, or 17% of sales in 2001. Foreign currency of $4 million, sales volumes and product mix of $6 million, and net productivity of $11 million favorably impacted gross margin, but were more than offset by price reductions of $26 million.

Sealing Systems and System Protection

Net sales from continuing operations increased $9 million, or 1%, to $639 million in 2002 from $630 million in 2001. Favorable foreign currency of $6 million and favorable sales volumes of $8 million more than offset price reductions of $5 million.

Gross margin was $124 million, or 19% of sales, for 2002 compared to $131 million, or 21% of sales in 2001. Price reductions of $5 million and the impact of adverse product mix of $4 million caused the decrease in gross margin.

Friction

Net sales from continuing operations increased $35 million, or 10%, to $374 million in 2002 from $339 million in 2001. Favorable foreign currency of $8 million and sales volumes of $33 million more than offset price reductions of $6 million.

Gross margin was $97 million, or 26% of sales, for 2002 compared to $60 million, or 18% of sales in 2001. Foreign currency of $2 million, productivity improvements of $33 million, and favorable production volumes of $8 million more than offset price reductions of $6 million.

Aftermarket

Net sales from continuing operations decreased $30 million, or 1%, to $2,455 million in 2002 from $2,485 million in 2001. Favorable foreign currency of $11 million and favorable pricing of $3 million were more than offset by reduced sales volumes of $44 million.

Gross margin was $548 million, or 22% of sales, for 2002 compared to $570 million, or 23% of sales in 2001. Foreign currency of $1 million, net productivity improvements of $13 million, and favorable pricing of $3 million were more than offset by unfavorable sales volumes and adverse product mix of $39 million.

Other

Other primarily includes Asia Pacific and Corporate functions. Net sales from continuing operations were $64 million compared to $72 million in the same period of 2001, reflecting reducing sales volumes.

The net unfavorable impact of $29 million from increased pension costs in excess of productivity combined with unfavorable sales volumes of $8 million caused the decrease in gross margin.

Selling, General and Administrative Expense

SG&A expenses were $817 million, or 16% of sales, in 2002 compared to $809 million, or 16% of sales, in 2001. This increase is primarily attributable to cost reduction efforts, which were more than offset by increased employee health and welfare costs, and the effect of lower actual returns on the Company’s pension plan assets.

Interest Expense

Net interest expense decreased $151 million in 2002 to $123 million. This decrease is the result of the full year effect of not accruing or paying interest on certain pre-petition debt. This reduction in interest expense was partially offset by interest on the DIP credit facility and by higher average borrowings on the Company’s credit facilities during 2002 than in 2001. In accordance with SOP 90-7, the Company has not accrued the contractual interest of $164 million on its pre-petition debt.

Other Income and Expenses, net

Other income, net was $1 million in 2002, compared to other expense, net of $35 million in 2002. This change is attributable to reduced costs of financing arrangements of approximately $11 million. In addition, distributions on the Company’s obligated mandatorily redeemable preferred securities were suspended in connection with the Restructuring Proceedings, resulting in a decrease in other expense of $30.6 million in 2002 as compared to 2001.

Restructuring Activities

The Company has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to lower cost markets.

The Company accounted for costs related to all restructuring activities initiated prior to January 1, 2003 under the requirements of EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Accordingly, related employee termination benefits and other costs to exit an activity were recognized on the date when management committed the Company to an exit plan. Due to the inherent uncertainty involved in making such estimates, the Company reversed approximately $21 million of previously recorded reserves in each of 2003 and 2002. These reversals related to approximately $300 million of restructuring costs recorded during the four-year period ended December 31, 2003. Reversals result from actual costs at program completion being less than costs estimated at the commitment date. Subsequent to its filing for Chapter 11 bankruptcy protection, the Company was able to achieve more favorable resolution of leases and other contractual arrangements than estimated as of the commitment date. Additionally, the Company also experienced a higher rate of voluntary employee attrition subsequent to filing Chapter 11, resulting in lower severance costs than estimated as of the commitment date.

Effective January 1, 2003, the Company’s restructuring accounting policy changed pursuant to the requirements of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Currently, the Company defines restructuring expense to include costs directly associated with exit or disposal activities accounted for in accordance with SFAS No. 146, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other post employment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

Estimates of restructuring charges are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the exit plan are not likely. In certain countries in which the Company operates, statutory requirements include involuntary termination benefits that extend several years into the future. Accordingly, severance payments continue well past the date of termination at many international locations. Thus, these programs appear to be ongoing when, in fact, terminations and other activities under these programs have been substantially completed. Management expects that future savings resulting from execution of its restructuring programs will generally result in full pay back within 36 to 60 months.

Management expects to finance these restructuring programs through cash generated from its ongoing operations or through cash available under its existing DIP facility, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse impact on its liquidity position.

Total employee reductions for all active restructuring programs are expected to be approximately 3,000 of which approximately 2,700 have been terminated as of December 31, 2003. The following is a summary of restructuring charges by reporting segment for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31, 2003
	Severance	Exit	Reversals	Total
	(Millions of Dollars)
Powertrain	$26.8	$1.2	$(1.6)	$26.4
Sealing Systems and Systems Protection	2.1	3.4	(1.5)	4.0
Friction	1.8	0.3	(10.5)	(8.4)
Aftermarket	16.6	0.8	(4.0)	13.4
Other	1.5	0.5	(3.2)	(1.2)

Total	$48.8	$6.2	$(20.8)	$34.2

	Year Ended December 31, 2002
	Severance	Exit	Reversals	Total
	(Millions of Dollars)
Powertrain	$42.4	$0.4	$(1.2)	$41.6
Sealing Systems and Systems Protection	3.9	—	(0.2)	3.7
Friction	6.3	—	(0.2)	6.1
Aftermarket	3.6	—	(18.6)	(15.0)
Other	4.4	—	(0.3)	4.1

Total	$60.6	$0.4	$(20.5)	$40.5

	Year Ended December 31, 2001
	Severance	Exit	Reversals	Total
	(Millions of Dollars)
Powertrain	$10.3	$—	$—	$10.3
Sealing Systems and Systems Protection	2.0	0.9	—	2.9
Friction	3.0	1.1	—	4.1
Aftermarket	8.8	—	—	8.8
Other	11.3	—	—	11.3

Total	$35.4	$2.0	$—	$37.4

The following is a summary of the Company’s consolidated restructuring reserves and related activity for 2003, 2002 and 2001:

	Severance	Exit	Total
	(Millions of Dollars)
Balance of reserves at January 1, 2001	$67.2	$40.7	$107.9
2001 total provision	35.4	2.0	37.4
Payments and charges against reserves	(51.0)	(13.2)	(64.2)

Balance of reserves at December 31, 2001	51.6	29.5	81.1
2002 total provision	40.1	0.4	40.5
Payments and charges against reserves	(20.6)	(10.2)	(30.8)

Balance of reserves at December 31, 2002	71.1	19.7	90.8
2003 total provision	31.4	2.8	34.2
Payments and charges against reserves	(54.8)	(12.5)	(67.3)

Balance of reserves at December 31, 2003	$47.7	$10.0	$57.7

The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and generally fall into one of the following categories:

1.	Closure of facilities and relocation of production – In connection with the Company’s strategy certain operations have been closed and related production relocated to low cost geographies or to other locations with available capacity.

2.	Consolidation of administrative functions and standardization of manufacturing processes - As part of its productivity initiative, the Company has acted to consolidate its administrative functions and change its manufacturing processes to reduce selling general and administrative costs and improve operating efficiencies through standardization of processes.

The following provides a description of restructuring programs for each reporting segment.

Powertrain

Total restructuring charges, net of reversals, were $26.4 million, $41.6 million, and $10.3 million in 2003, 2002, and 2001, respectively. These charges relate to the following primary restructuring activities:

Closure of facilities and relocation of production

•	In 2003, the Company began the closure and relocation of its Bradford, United Kingdom piston operations to other existing European manufacturing facilities with available capacity or with lower cost labor. Severance charges related to this exit activity approximated $14 million and at December 31, 2003, the Company had remaining reserves of approximately $13 million related to this activity.

•	During 2003, the Company recorded approximately $1 million for costs related to the exit of its non-core European large bearing operations.

•	In 2002, the Company recorded approximately $10 million for severance and exit costs related to the announced closure of its Bridgwater, United Kingdom piston operation. Related production from this operation was relocated to other existing European manufacturing facilities with available capacity or with lower cost labor. At December 31, 2003 remaining reserves related to this program approximate $1 million.

•	During 2002, the Company announced the relocation and closure of its piston manufacturing operations in Flowery Branch, Georgia, Orangeburg, South Carolina and Sumter, South Carolina to other existing North American manufacturing facilities with available capacity or with lower cost labor. Severance and exit costs related to such activities approximated $2 million and $9 million for the years ended December 31, 2003 and 2002. At December 31, 2003, the Company had remaining reserves of approximately $5 million related to these activities. The Company completed the relocation and closure of the Flowery Branch and Orangeburg operations during 2003.

•	During 2002, the Company announced the closure and relocation of its piston ring operations in Sunderland, United Kingdom to other existing European facilities with available capacity. Severance and exit costs related to this closure approximated $8 million. At December 31, 2003, the Company had remaining reserves of approximately $5 million related to this activity.

•	During 2001, the Company’s German engine bearing operations announced restructuring programs to transfer certain low volume production with high labor content to low cost geographies, specifically Poland. Related severance costs of approximately $4 million, $2 million and $3 million were incurred in connection with this program during 2003, 2002 and 2001, respectively. At December 31, 2003, the Company had remaining reserves of approximately $7 million related to these activities.

Consolidation of administrative functions and standardization of manufacturing processes

•	During 2003, the Company incurred severance charges of approximately $4 million to eliminate redundancies across its operations in France related to changes in administrative and manufacturing processes. At December 31, 2003 the Company had remaining reserves of approximately $1 million related to these activities.

•	During 2002, approximately $5 million of severance costs were recorded as restructuring expense related to the Company’s piston manufacturing operations located in Nuremburg, Germany. These charges related to headcount reductions associated with administrative function and manufacturing process changes. At December 31, 2003, the Company had remaining reserves of approximately $4 million related to this activity.

•	During 2002, management announced a program to streamline and automate administrative functions and manufacturing processes at Company’s piston manufacturing operation in Gorzyce, Poland. Approximately $2 million and $4 million of severance charges were recorded related to this program in 2003 and 2002, respectively.

•	During 2001, the Company launched a program to consolidate administrative functions and change manufacturing processes across its German piston ring operations. Severance costs approximating $4 million were recorded for related workforce reductions.

Sealing Systems and System Protection

Total restructuring charges, net of reversals, were $4.0 million, $3.7 million, and $2.9 million in 2003, 2002, and 2001, respectively. These charges relate to the following activities:

Closure of facilities and relocation of production – In 2002, the Company announced the planned closure and began relocation of its seal operations in Cardiff, Wales to other existing European manufacturing facilities with available capacity or with lower cost labor. This relocation resulted in severance and exit charges of approximately $4 million and $2 million in 2003 and 2002, respectively. The closure of Cardiff was completed during 2003.

Consolidation of administrative functions and standardization of manufacturing – Related severance and exit charges of approximately $1 million, $2 million, and $3 million were incurred in 2003, 2002, and 2001, respectively. At December 31, 2003, the Company had remaining reserves related to this program of approximately $2 million.

Friction

Total restructuring charges, net of reversals, were $(8.4) million, $6.1 million, and $4.1 million in 2003, 2002, and 2001, respectively. These charges primarily relate to the following activities:

Closure of facilities and relocation of production

•	During 2003, the Company completed its previously announced programs to consolidate its European and North American friction operations. Accordingly, the Company reevaluated its related restructuring reserves and determined that its initial cost estimates exceeded actual costs and reversed approximately $9 million in previously recorded restructuring reserves.

•	During 2002, the Company relocated announced the planned closure and began relocation of its aftermarket half-block operations in Marienheide, Germany to other existing European manufacturing facilities with available capacity. Related severance and exit charges of approximately $4 million were recorded and at December 31, 2002, the Company had remaining reserves of approximately $1 million related to this activity.

•	In 2001, the Company closed its operations in Pont L’Eveque, France, and relocated production to other European manufacturing facilities with available capacity or with lower labor cost. Related severance and exit costs of approximately $1 million and $3 million were recorded in 2003 and 2001, respectively. Remaining reserves related to this program are approximately $1 million as of December 31, 2003.

Consolidation of administrative functions and standardization of manufacturing – Related severance charges of approximately $1 million, $1 million, and $1 million were incurred in 2003, 2002, and 2001, respectively.

Aftermarket

Total restructuring charges, net of reversals, were $13.4 million, $(15.0) million, and $8.8 million in 2003, 2002, and 2001, respectively. These charges relate to the following activities:

Closure of facilities and relocation of production (aftermarket distribution rationalization)

•	In 2003, the Company began relocation of its Ignition operations from its manufacturing facility located in Aubange, Belgium to Upton, England. Related severance and exit costs approximated $10 million. At December 31, 2003, the Company had remaining reserves of approximately $3 million related to these activities.

•	In 2002, the Company announced and began consolidation of certain distribution operations at its Aftermarket distribution facility located in France into its central European distribution facility in Belgium. Severance and related exit costs of approximately $3 million and $2 million were recorded during 2003 and 2002, respectively. At December 31, 2003, the Company had remaining reserves of approximately $1 million related to these activities.

•	The Company completed execution of its North American distribution optimization activities during 2003. In connection with the completion of this program the Company reversed approximately $2 million and $19 million of previously recorded severance and exit costs during 2003 and 2002, respectively. These reversals were the result of actual costs incurred being less than the amounts estimated at the time of program announcement.

Consolidation of administrative functions and standardization of manufacturing – Related severance charges of approximately $7 million were incurred in 2001. At December 31, 2003, the Company had remaining reserves related to previously incurred expenses of approximately $3 million.

Other

Other restructuring charges totaled $(1.2) million, $4.1 million, and $11.3 million in 2003, 2002, and 2001, respectively.

Closure of facilities and relocation of production

•	During 2002, The Company announced its intention to exit its OE lighting operations. Related severance and exit costs were recorded for approximately $2 million and $5 million during 2003 and 2002, respectively.

•	During 2001, severance and exit costs of approximately $3 million were recorded pursuant to the closure of the Company’s technical center located in Cawston, England.

Consolidation of administrative functions and standardization of manufacturing

•	The Company recorded corporate reversals approximating $3 million during 2003. This reversal relates to previously recorded severance costs for consolidation of corporate administrative activities and resulted from initial estimates exceeding actual costs for completed programs.

•	During 2001 severance costs of approximately $5 million were recorded in connection with the Company’s efforts to consolidate corporate administrative functions.

Adjustment of Assets Held for Sale and Other Long-Lived Assets to Fair Value

Definite-Lived Long-Lived Assets

During 2003 and 2002, the Company recorded impairment charges of $35.5 million and $62.9 million, respectively, to adjust long-lived tangible assets to their estimated fair values in accordance with SFAS No. 144. The charges by reporting segment are as follows:

	Year Ended December 31
	2003	2002
	(Millions of Dollars)
Powertrain	$26.4	$52.3
Sealing Systems and System Protection	0.3	5.5
Friction	3.9	—
Aftermarket	4.9	—
Other	—	5.1

Total	$35.5	$62.9

The total charge of $35.5 million during 2003 includes $19.9 million to write down property, plant and equipment in connection with the announcement of a closure of a Powertrain piston manufacturing facility in Europe. In addition, the Company recorded $6.5 million and $9.1 million of impairment charges on property, plant and equipment located in various manufacturing facilities in the United States and various manufacturing facilities in Europe, respectively, to be held and used in accordance with SFAS No. 144, due to an other than temporary decline in sales volumes and profitability at those facilities. The fair value of property, plant and equipment was based upon estimated discounted future cash flows and estimates of salvage value. The impairment charges represent the difference between the estimated fair values and the carrying value of the subject assets.

The total charge of $62.9 million during 2002 includes $46.7 million to write-down property, plant and equipment at five facilities that the Company has closed. The estimated fair values were determined based upon discounted future cash flows and estimates of salvage value. An additional charge of $6.6 million relates to the write down of property, plant and equipment at a European camshaft foundry related to an other than temporary decline in sales volumes at that facility. The estimated fair value of this equipment was determined based upon discounted future cash flows. The remaining charge primarily relates to the impairment of assets that the Company intends to divest. The value of these assets was estimated based upon the future discounted cash flows should the Company divest of these assets on an individual, open market basis.

Goodwill and Other Indefinite-Lived Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, resulting in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. The adoption of this standard also required the reclassification of various intangible asset classes according to the measurability of their useful lives. Upon the adoption of SFAS No. 142, the Company recorded a non-cash charge of $1,464.5 million to reduce the carrying value of its goodwill and indefinite-lived intangible assets to their estimated fair value as required by SFAS No. 142. The tax impact related to the charge was $46.6 million and was limited to the tax benefit derived from the impairment of certain intangible assets other than goodwill. The charge is presented as a cumulative effect of change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002.

As of October 1, 2003, the Company completed its annual impairment analysis as required by SFAS No. 142 and recorded an impairment to goodwill in one Powertrain operating unit of $70.5 million to adjust the carrying value to its estimated fair value. This impairment charge is primarily attributable to a decrease in the operating unit’s estimated fair value based upon management’s expectation of future financial performance. The estimated fair value of intangible assets was determined based upon multiple valuation methodologies, including guideline transaction multiples, multiples of current earnings, and discounted future cash flows discounted at rates commensurate with the risk involved.

The majority of these charges relate to the impairment of goodwill associated with the acquisitions of T&N plc. and Cooper Automotive. A summary of the impairment charges for goodwill and other intangible assets by reporting segment pursuant to the provisions of SFAS No. 142 is as follows:

	Year Ended December 31
	2003	2002
	(Millions of Dollars)
Powertrain	$70.5	$453.8
Sealing Systems and System Protection	—	—
Friction	—	381.9
Aftermarket	—	155.3
Other, including Corporate	—	473.5

Total	$70.5	$1,464.5

Chapter 11 and Administration Related Reorganization Expenses

In connection with the Restructuring Proceedings, the Company recognized $97 million, $107 million, and $57 million of Chapter 11 and Administration related reorganization expenses in 2003, 2002, and 2001, respectively. These expenses consisted of legal, financial and advisory fees, including the costs of the U.K. Administrators, critical employee retention costs, and other directly related internal costs. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings.

Income Taxes

For 2003, the Company recorded income tax expense of $52.5 million on a loss from continuing operations before income taxes of $133.0 million, compared to income tax expense of $77.9 million on a loss from continuing operations before income taxes and cumulative effect of a change in accounting principle of $123.0 million in 2002. Income tax expense for 2003 results primarily from taxable income generated in certain international subsidiaries and an increase in deferred tax asset valuation allowances in the U.K. and France, partially offset by a United States federal income tax benefit. This U.S. income tax benefit is primarily related to the favorable outcome of refund claims filed in prior years. Income tax expense for 2002 results primarily from taxable income generated in certain international subsidiaries and an increase in deferred tax asset valuation allowances on deferred income tax assets in the U.S. and U.K.

At December 31, 2003, the Company had deferred tax assets of $769.4 million, net of a valuation allowance of $892.3 million, and deferred tax liabilities of $842.5 million. At December 31, 2002, the Company had deferred tax assets of $755.2 million, net of a valuation allowance of $722.5 million, and deferred tax liabilities of $799.0 million. The deferred tax asset valuation allowances increased by $169.8 million in 2003 due primarily to cumulative losses in the U.K. resulting in the recognition of a full valuation allowance against the net U.K. deferred tax asset and the impact of foreign currency.

During 2003, the Company reversed a valuation allowance related to a deferred tax asset associated with a net operating loss. Approximately $11 million was realized as a result of an arrangement that was entered into with a previous owner of certain subsidiaries which allowed the Company to carry-back a net operating loss and realize a portion of the associated deferred tax asset. This amount was recorded as a reduction to the 2003 income tax expense.

The Company evaluates its deferred taxes and related valuation allowances quarterly. If the Company believes that changes in current or future taxable income (loss) will impact the basis for recognizing the benefit of deferred tax assets or related valuation allowances, then adjustments will be provided accordingly.

Liquidity and Capital Resources

Cash Flow Provided by Operating Activities

Cash flow provided by operating activities was $319.0 million in 2003. Cash flow was impacted positively by the Restructuring Proceedings as a result of staying any proceedings or payments for asbestos liabilities at the Petition Date, and not accruing or paying the contractual interest on certain pre-petition debt subsequent to the Petition Date. The primary uses of cash during 2003 include the payment of $88.1 million of Chapter 11 and Administration related expenses and $76.7 million of restructuring payments. The impact of changes in working capital were positive to cash flow, as decreased accounts receivable of $50.1 million and decreased inventories of $18.5 million were only partially offset by decreased accounts payable of $27.6 million.

Cash flow provided by operating activities was $256.5 million in 2002. Cash flow was impacted positively by the Restructuring Proceedings as a result of staying any proceedings or payments for asbestos liabilities at the Petition Date, and not accruing or paying the contractual interest on certain pre-petition debt subsequent to the Petition Date. The primary uses of cash during 2002 include the payment of $104.0 million of Chapter 11 and Administration related expenses and $53.1 million of restructuring and rationalization payments. The impact of changes in working capital were negligible, as the decrease in accounts receivable of $44.1 million and increase in accounts payable of $6.4 million, both positive to cash flow, were mostly offset by an increase in inventories of $46.8 million.

Under the U.K. Restructuring Proceedings, cash in the United Kingdom is available only for use by the debtor entities within the United Kingdom and is not available for use outside of such entities. At December 31, 2003 and 2002, such cash balances were $261 million and $153 million, respectively.

Cash Flow Used by Investing Activities

Cash flow used by investing activities was $277.3 million in 2003. Capital expenditures amounted to $300.9 million, offset by proceeds from the divestiture of various businesses.

Cash flow used by investing activities was $304.5 million in 2002. Capital expenditures amounted to $339.1 million, offset by proceeds from the divestiture of various businesses.

The Company maintains investments in 23 non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $131 million and $130 million as of December 31, 2003 and 2002, respectively.

The Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities. In general, the Company does not extend guarantees, loans or other instruments of a variable nature that may result in incremental risk to the Company’s liquidity position. Furthermore, the Company does not rely on dividend payments or other cash flows from its non-consolidated affiliates to fund its operations and, accordingly, does not believe that they have a material effect on the Company’s liquidity.

Pursuant to its Turkish joint venture arrangement the Company’s joint venture partner holds an option to put its shares to the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of its investment partner. The total amount of the contingent guarantee as of December 31, 2003 approximates $50 million and is substantially less than the current fair value of the guarantees’ interest in the affiliate. This put option, if exercised at the current fair value, could have a material effect on the Company’s liquidity position.

In accordance with SFAS No. 150, the Company has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such contingencies on the future liquidity position of the Company.

Cash Flow Provided from Financing Activities

Cash flow used by financing activities was $14.4 million in 2003, resulting from net payments on the Company’s available credit facilities.

Cash flow provided from financing activities was $75.4 million in 2002, resulting from net borrowings on the Company’s available credit facilities.

In connection with the Restructuring Proceedings, the Company entered into a $675 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. In August 2003, the DIP credit facility was amended to reduce the commitment to $600 million, change the expiration date to February 2005, and reduce the interest rate to either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $600 million commitment is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

The Company’s available borrowings under the DIP credit facility are determined by the underlying collateral at any point in time, consisting of its domestic inventories, domestic accounts receivable, and domestic property, plant, and equipment. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. At December 31, 2003, the Company had $320.0 million of borrowings outstanding and has issued $17.9 million in letters of credit under this facility. Based upon the collateral securing the DIP credit facility, the Company had $236.6 million available for borrowings at December 31, 2003.

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

The Company has the following contractual debt obligations and commercial commitments outstanding at December 31, 2003:

Maturities of Contractual Obligations	Debt	Operating Leases
	(Millions of Dollars)
Less than 1 year	$14.8	$29.7
1-3 years	331.2	42.9
4-5 years	—	16.5
Thereafter	—	11.7
Liabilities subject to compromise	4,231.7	—

Total(1)	$4,577.7	$100.8

Expiration of Other Commercial Commitments	Letters of Credit
(Millions of Dollars)
Less than 1 year	$17.9
Liabilities subject to compromise	58.2

Total	$76.1

(1)	The amounts above exclude the Company’s minimum statutory or negotiated pension plan funding requirements, which are $215.3 million over the next two years, including $69.5 million in 2004. The minimum funding requirements after 2004 are dependent upon several factors. We also have payments due under other post employment benefit plans. These other plans are funded as benefits are paid, and are not required to be funded in advance.

The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, the Bankruptcy Court’s approval of management’s plans and the availability of financing. Management believes that cash on hand, cash flow from operations, and available borrowings under its DIP credit facility, will be sufficient to fund capital expenditures and meet its post-petition operating obligations for the next fiscal year. In the longer term, the Company believes that the benefits from its announced restructuring programs and favorable resolution of its asbestos liability through Chapter 11 and Administration will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard or that the terms available for any future financing, if required, would be available or favorable to the Company. Also, resolutions of certain obligations, particularly asbestos obligations, are impacted by factors outside the Company’s control. Given these uncertainties, the Company’s auditors have raised substantial doubt regarding the Company’s ability to continue as a going concern.

At December 31, 2003 the Company was in compliance with all debt covenants under its existing DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the expiration of the facility. Changes in the business environment, market factors, macroeconomic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

Asbestos Liability and Legal Proceedings

Note 20 to the consolidated financial statements, entitled “Litigation and Environmental Matters”, on pages 86 through 91 hereof, are incorporated herein by reference.

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

Foreign Currency Risk

The Company is subject to the risk of changes in foreign currency exchange rates due to its global operations. The Company manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and distributes its products. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive loss was decreased by $355.0 million and $259.2 million in 2003 and 2002, respectively, due to cumulative translation adjustments resulting primarily from changes in the U.S. Dollar to the Euro and British Pound.

As of December 31, 2003 and 2002, the Company’s net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $933.2 million and $709.0 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $93.3 million and $70.9 million, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs. The Company had two contracts outstanding with a combined notional value of $10.4 million at December 31, 2003, and two contracts outstanding with a combined notional value of $9.7 million at December 31, 2002.

Interest Rate Risk

In connection with the Restructuring Proceedings and in accordance with SOP 90-7, the Company ceased recording interest expense on its outstanding pre-petition Notes, Medium-term notes, and Senior notes effective October 1, 2001. The Company’s contractual interest not accrued or paid in 2003, 2002 and 2001 was $162.8 million, $164.4 million and $41.6 million, respectively. The Company continues to accrue and pay contractual interest on the Senior Credit Agreement in the month incurred, totaling $71.4 million, $81.8 million and $28.2 million in 2003, 2002 and 2001, respectively.

In connection with the Restructuring Proceedings, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. The DIP credit facility expires in February 2005, and the interest rate is either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. Accordingly, the Company’s variable interest expense is sensitive to changes in the general level of global market interest rates as related to the DIP facility. The amount outstanding from the DIP facility as of December 31, 2003 was approximately $338 million.

Accordingly, management believes that interest rate risk to the Company is limited while the Restructuring Proceedings continue. However, management cannot predict with any certainty the level of interest rate risk that may exist following the completion of the Restructuring Proceedings.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials used in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts used to mitigate commodity price risk associated with raw materials, for up to eighteen months in the future, are designated as cash flow hedging instruments. These instruments are intended to offset the effect of changes in raw materials prices on forecasted purchases. The Company had two contracts outstanding with a combined notional value of $9.2 million at December 31, 2003, and two contracts outstanding with a combined notional value of $2.9 million at December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$5,546.0	$5,184.3	$5,093.0
Cost of products sold	4,459.1	4,162.9	4,037.6

Gross margin	1,086.9	1,021.4	1,055.4
Selling, general and administrative expenses	872.1	816.7	808.7
Amortization of intangible assets	16.9	14.1	109.5
Restructuring charges, net	34.2	40.5	37.4
Adjustment of assets held for sale and other long-lived assets to fair value	106.0	62.9	328.1
Asbestos charge	38.9	—	—
Interest expense, net	98.2	123.4	274.8
Chapter 11 and Administration related reorganization expenses	97.1	107.4	57.3
Gain on early retirement of debt	—	—	(72.2)
Equity earnings of unconsolidated affiliates	(27.3)	(19.8)	(14.5)
Other (income) expense, net	(16.2)	(0.8)	34.5

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(133.0)	(123.0)	(508.2)
Income tax expense	52.5	77.9	229.6

Loss from continuing operations before cumulative effect of change in accounting principle	(185.5)	(200.9)	(737.8)
Loss from discontinued operations, net of income taxes	(4.0)	(10.1)	(263.7)
Cumulative effect of change in accounting principle, net of income tax benefit	—	1,417.9	—

Net loss	(189.5)	(1,628.9)	(1,001.5)
Preferred dividends, net of related tax benefit	—	—	1.9

Net Loss Available for Common Shareholders	$(189.5)	$(1,628.9)	$(1,003.4)

Basic and Diluted Loss Per Common Share:
Loss from continuing operations before cumulative effect of change in accounting principle	$(2.13)	$(2.42)	$(9.78)
Loss from discontinued operations, net of income taxes	(0.04)	(0.12)	(3.49)
Cumulative effect of change in accounting principle, net of applicable income tax benefit	—	17.08	—

Net Loss Available for Common Shareholders	$(2.17)	$(19.62)	$(13.27)

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
	(Millions of Dollars)
ASSETS
Cash and equivalents	$472.4	$395.1
Accounts receivable, net	976.5	946.6
Inventories, net	834.4	800.1
Prepaid expenses	257.5	217.3

Total Current Assets	2,540.8	2,359.1

Property, plant and equipment, net	2,404.8	2,273.0
Goodwill and indefinite-lived intangible assets	1,517.1	1,565.2
Definite-lived intangible assets, net	348.0	351.6
Asbestos-related insurance recoverable	806.1	780.6
Prepaid pension costs	309.2	361.5
Other noncurrent assets	190.7	222.3

Total Assets	$8,116.7	$7,913.3

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$14.8	$346.1
Accounts payable	332.3	318.9
Accrued liabilities	513.3	525.4
Other current liabilities	158.4	214.0

Total Current Liabilities	1,018.8	1,404.4

Liabilities subject to compromise	6,087.8	6,053.2

Long-term debt	331.2	14.3
Post employment benefits	1,716.6	1,541.2
Long-term portion of deferred income taxes	70.4	52.4
Other accrued liabilities	214.4	205.7
Minority interest in consolidated subsidiaries	54.4	45.7

Shareholders’ Deficit:
Series C ESOP preferred stock	28.0	28.0
Common stock	435.6	435.6
Additional paid-in capital	2,060.5	2,060.5
Accumulated deficit	(2,933.4)	(2,743.9)
Accumulated other comprehensive loss	(967.6)	(1,183.8)

Total Shareholders’ Deficit	(1,376.9)	(1,403.6)

Total Liabilities and Shareholders’ Deficit	$8,116.7	$7,913.3

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net loss	$(189.5)	$(1,628.9)	$(1,001.5)
Adjustments to reconcile net loss to net cash provided from (used by) operating activities
Cumulative effect of change in accounting principle	—	1,464.5	—
Depreciation and amortization	307.1	277.1	373.7
Chapter 11 and Administration related reorganization expenses	97.1	107.4	57.3
Payments for Chapter 11 and Administration related reorganization expenses	(88.1)	(104.0)	(46.6)
Adjustment of assets held for sale and other long-lived assets to fair value	106.0	70.2	545.1
Restructuring charges, net	36.0	43.3	38.0
Payments against restructuring reserves	(76.7)	(53.1)	(62.0)
Asbestos charge	38.9	—	—
Gain on early retirement of debt	—	—	(72.2)
(Gain) loss on sale of businesses	7.9	(1.1)	36.3
Change in post employment benefits, including pensions	84.6	19.7	(19.5)
Change in deferred taxes	15.5	(31.5)	219.2
Decrease in accounts receivable	50.1	44.1	116.4
(Increase) decrease in inventories	18.5	(46.8)	40.2
Increase (decrease) in accounts payable	(27.6)	6.4	82.6
Changes in other assets and liabilities	(60.8)	89.2	(55.3)
Payments against asbestos liability, net of insurance receipts	—	—	(215.9)

Net Cash Provided From Operating Activities	319.0	256.5	35.8

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(300.9)	(339.1)	(313.8)
Net proceeds from sale of property, plant and equipment	—	—	19.0
Business acquisitions, net of cash acquired	—	—	(18.8)
Net proceeds from sales of businesses	23.6	34.6	242.8

Net Cash Used By Investing Activities	(277.3)	(304.5)	(70.8)

Cash Provided From (Used By) Financing Activities
Increase (decrease) in short-term debt	(16.6)	6.5	(64.1)
Proceeds from borrowings on DIP credit facility	125.5	75.0	250.0
Principal payments on DIP credit facility	(120.2)	(10.3)	—
Proceeds from borrowings of long-term debt	1.2	6.6	667.2
Principal payments on long-term debt	(4.3)	(2.4)	(171.8)
Fees paid for debt agreements	—	—	(38.0)
Repurchase of accounts receivable under securitization	—	—	(348.1)
Other	—	—	(26.2)

Net Cash (Used By) Provided From Financing Activities	(14.4)	75.4	269.0
Effect of foreign currency exchange rate fluctuations on cash	50.0	20.8	5.7

Increase in cash and equivalents	77.3	48.2	239.7
Cash and equivalents at beginning of year	395.1	346.9	107.2

Cash and equivalents at end of year	$472.4	$395.1	$346.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Series C ESOP Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	(Millions of Dollars)
Balance at January 1, 2001	$38.1	$352.5	$1,778.6	$(113.5)	$(505.5)	$1,550.2
Net loss				(1,001.5)		(1,001.5)
Currency translation					(129.4)	(129.4)
Minimum pension liability					(116.9)	(116.9)
Other					1.3	1.3

Total Comprehensive Loss						(1,246.5)
Issuance of stock, net		59.4	67.9			127.3
Retirement of Series C ESOP Preferred stock	(10.1)					(10.1)
Preferred dividends			(1.9)			(1.9)

Balance at December 31, 2001	28.0	411.9	1,844.6	(1,115.0)	(750.5)	419.0
Net loss				(1,628.9)		(1,628.9)
Currency translation					259.2	259.2
Minimum pension liability					(692.8)	(692.8)
Other					0.3	0.3

Total Comprehensive Loss						(2,062.2)
Issuance of stock, net		23.7	215.9			239.6

Balance at December 31, 2002	28.0	435.6	2,060.5	(2,743.9)	(1,183.8)	(1,403.6)
Net loss				(189.5)		(189.5)
Currency translation					355.0	355.0
Minimum pension liability					(138.0)	(138.0)
Other					(0.8)	(0.8)

Total Comprehensive Income						26.7

Balance at December 31, 2003	$28.0	$435.6	$2,060.5	$(2,933.4)	$(967.6)	$(1,376.9)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Voluntary Reorganization Under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), Federal-Mogul Corporation (the “Company” or “Federal-Mogul”) and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et. al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The U.S. Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors’ intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act.

In the U.S., four committees, representing asbestos claimants, asbestos property damage claimants, unsecured creditors and equity security holders (collectively, the “Committees”) have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, have the right to be heard on all matters that come before the Bankruptcy Court. The Committees, together with the legal representative for the future asbestos claimants, play important roles in the Restructuring Proceedings. In the U.K., the Administrators have appointed a creditors committee, representing both asbestos claimants and general unsecured creditors.

On March 4, 2004, the Company filed an amended plan of reorganization and related disclosure statement with the Bankruptcy Court. This amended plan of reorganization was jointly proposed by the Company along with the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the equity security holders (collectively referred to as the “Co-Proponents”). The joint amended plan of reorganization is consistent with the principal terms of the plan originally filed with the Bankruptcy Court on March 6, 2003.

The amended joint plan of reorganization provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although technical issues remain to be resolved, the amended joint plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, and 50.1% of newly authorized and issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trusts or trusts for the benefit of existing and future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

asbestos claimants, and 49.9% of the newly authorized and issued common stock will be distributed pro rata to the noteholders. Trade creditors of the Company will receive cash distributions in an amount that has yet to be determined. If the classes of holders of common and preferred stock of Federal-Mogul vote in favor of the amended joint plan, the holders of currently outstanding common and preferred stock of Federal-Mogul will receive warrants in reorganized Federal-Mogul.

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

The Company is unable to predict with a high degree of certainty at this time what treatment will be accorded under any such plan of reorganization to claims arising from intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. Various parties in the Chapter 11 Cases may challenge these arrangements, transactions, and relationships, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan of reorganization.

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, the Company entered into a $675 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. In August 2003, the DIP credit facility was amended to reduce the commitment to $600 million, change the expiration date to February 2005, and reduce the interest rate to either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $600 million commitment is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

The Company’s available borrowings under the DIP credit facility are determined by the underlying collateral at any point in time, consisting of its domestic inventories, domestic accounts receivable, and domestic property, plant, and equipment. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. Amounts available and outstanding on the DIP credit facility are further discussed in Note 12 to the consolidated financial statements.

Under the U.K. Restructuring Proceedings, cash in the United Kingdom is available only for use by the debtor entities within the United Kingdom and is not available for use outside of such entities. At December 31, 2003 and 2002, such cash balances were $261 million and $153 million, respectively.

Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

uncertain. Given this uncertainty, there is substantial doubt about the ability of the Company to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrators or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization or scheme of arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

Virtually all of the Company’s pre-petition debt is in default. At December 31, 2003, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise”. This includes debt outstanding of $1,933.3 million under the pre-petition Senior Credit Agreements and $2,118.1 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $30.7 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

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

As reflected in the consolidated financial statements, “Liabilities subject to compromise” refers to Debtors’ liabilities incurred prior to the commencement of the Restructuring Proceedings. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company’s estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments. Future adjustments may result from (i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrators; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the Restructuring Proceedings.

Liabilities subject to compromise include the following:

	December 31
	2003	2002
	(Millions of Dollars)
Debt	$4,020.7	$3,982.7
Asbestos liabilities	1,568.4	1,565.1
Company-obligated mandatorily redeemable securities	211.0	211.0
Accounts payable	201.8	211.9
Interest payable	43.9	43.9
Environmental liabilities	23.8	22.9
Other accrued liabilities	18.2	15.7

Subtotal	6,087.8	6,053.2
Intercompany payables to affiliates	3,204.9	3,092.7

	$9,292.7	$9,145.9

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims, adequate protection payments on the Company’s notes, and certain other pre-petition claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Professional fees directly related to the filing	$70.4	$73.7	$44.8
Critical employee retention costs	8.2	19.2	6.7
Other direct costs	18.5	14.5	5.8

Total	$97.1	$107.4	$57.3

Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. On October 4, 2002, the Debtors issued approximately 100,000 proof of claim forms to its current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims in the Chapter 11 Cases. A March 3, 2003 bar date was set for the filing of proofs of claim against the Debtors. Because the Debtors have not completed evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to the Company’s financial statements.

Approximately 10,600 proofs of claim totaling approximately $158.5 billion alleging a right to payment from a Debtor were filed in connection with the March 3, 2003 bar date as follows:

•	Approximately 2,100 claims, totaling approximately $141.5 billion, which the Company believes should be disallowed by the Bankruptcy Court primarily because these claims appear to be duplicate or unsubstantiated claims.

•	Approximately 400 claims, totaling approximately $8.4 billion, associated with asbestos-related contribution, indemnity, or reimbursement claims. Based upon its preliminary review, the Company believes that a large number of these claims should be disallowed as contingent contribution or reimbursement claims.

•	Approximately 100 claims, totaling approximately $7.1 billion, represent bank and note-holder debt claims. The Company has previously recorded approximately $4.3 billion for these claims. The Company anticipates any amounts in excess of its books and records are duplicative and will ultimately be resolved in the consensual plan of reorganization.

•	Approximately 3,800 claims, totaling approximately $200 million, alleging asbestos-related property damage. Based on its review, the Company believes most of these claims are duplicative or unsubstantiated.

•	Approximately 2,000 claims, totaling approximately $40 million, which have been reviewed and are deemed allowed by the Company. The liability for such claims is included within “Liabilities subject to compromise.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debtors’ Financial Statements

The condensed consolidated financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the combined Debtor subsidiaries, including certain amounts and activities between Debtor and non-Debtor subsidiaries of the Company, which are eliminated in the consolidated financial statements.

Debtors’ Condensed Consolidated Statements of Operations

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Net sales	$3,381.2	$3,442.1	$3,395.1
Cost of products sold	2,782.4	2,841.1	2,788.9

Gross margin	598.8	601.0	606.2
Selling, general and administrative expenses	565.0	517.9	534.5
Amortization of intangible assets	13.6	11.5	90.3
Restructuring charges, net	3.7	26.4	18.2
Adjustment of assets held for sale and other long-lived assets to fair value	62.3	66.8	229.9
Asbestos charge	38.9	—	—
Interest expense, net	94.8	124.9	287.2
Chapter 11 and Administration related reorganization expenses	97.1	107.4	57.3
Intercompany interest income from non-filers	(332.2)	(310.0)	(154.1)
Gain on early retirement of debt	—	—	(72.2)
Other (income) expense, net	(27.6)	(34.9)	41.6

Earnings (loss) from continuing operations before income taxes, equity loss of non-Debtor subsidiaries, and cumulative effect of change in accounting principle	83.2	91.0	(426.5)
Income tax expense	22.8	51.1	195.1

Earnings (loss) from continuing operations before equity loss of non-Debtor subsidiaries and cumulative effect of change in accounting principle	60.4	39.9	(621.6)
Equity loss from continuing operations of non-Debtor subsidiaries before cumulative effect of change in accounting principle	(245.9)	(240.8)	(116.2)

Loss from continuing operations before cumulative effect of change in accounting principle	(185.5)	(200.9)	(737.8)
(Loss) income from discontinued operations, net of income taxes, Debtors	(4.0)	7.5	(172.7)
Loss from discontinued operations, net of income taxes, non-Debtors	—	(17.6)	(91.0)
Cumulative effect of change in accounting principle, Debtors, net of applicable income tax benefit	—	1,100.7	—
Cumulative effect of change in accounting principle, non-Debtors, net of applicable income tax benefit	—	317.2	—

Net loss	$(189.5)	$(1,628.9)	$(1,001.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debtors’ Condensed Consolidated Balance Sheets

	December 31
	2003	2002
	(Millions of Dollars)
ASSETS
Cash and equivalents	$281.5	$189.6
Accounts receivable, net	558.4	573.1
Accounts receivable, non-Debtors	457.7	345.4
Inventories, net	443.9	472.6
Prepaid expenses	116.2	116.7

Total Current Assets	1,857.7	1,697.4

Property, plant and equipment, net	1,127.7	1,171.5
Goodwill and indefinite-lived intangible assets	1,341.1	1,376.9
Definite-lived intangible assets, net	293.5	300.6
Asbestos-related insurance recoverable	806.1	780.6
Loans receivable from and investments in non-Debtors	4,619.1	4,337.2
Other noncurrent assets	439.5	519.2

Total Assets	$10,484.7	$10,183.4

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Short-term debt, including current portion of long-term debt	$0.2	$314.7
Accounts payable and accrued compensation	237.0	268.9
Accounts payable, non-Debtors	174.9	129.6
Other accrued liabilities	254.1	281.0

Total Current Liabilities	666.2	994.2

Long-term debt	320.0	—
Post employment benefits	1,458.8	1,336.9
Other accrued liabilities	123.9	110.0
Liabilities subject to compromise	9,292.7	9,145.9
Shareholders’ deficit	(1,376.9)	(1,403.6)

Total Liabilities and Shareholders’ Deficit	$10,484.7	$10,183.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debtors’ Condensed Consolidated Statements of Cash Flows

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Net Cash Provided From (Used By) Operating Activities	$154.0	$76.4	$(335.8)

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(109.8)	(153.4)	(149.3)
Net proceeds from sales of businesses	20.7	34.6	241.9

Net Cash (Used By) Provided From Investing Activities	(89.1)	(118.8)	92.6

Cash Provided From (Used By) Financing Activities
Proceeds from issuance of long-term debt	—	—	667.2
Principal payments on long-term debt	—	—	(171.8)
Proceeds from borrowings on DIP credit facility	125.5	75.0	250.0
Principal payments on DIP credit facility	(120.2)	(10.3)	—
Decrease in short-term debt	—	—	(64.1)
Fees paid for debt issuance and other securities	—	—	(38.0)
Repurchase of accounts receivable under securitization	—	—	(348.1)

Net Cash Provided From Financing Activities	5.3	64.7	295.2
Effect of foreign currency exchange rate fluctuations on cash and equivalents	21.7	20.8	5.7

Increase in cash and equivalents	91.9	43.1	57.7
Cash and equivalents at beginning of year	189.6	146.5	88.8

Cash and Equivalents at End of Year	$281.5	$189.6	$146.5

2. Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries and other controlled entities. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates of not more than 20% are accounted for using the cost method, while investments greater than 20% and not more than 50% are accounted for using the equity method.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Cash and Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are stated at historical value, which approximates fair value. The Company does not generally require collateral for its trade accounts receivable.

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and the Company’s historical experience of write-offs. If not reserved through specific examination procedures, the Company’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and whether amounts are due from an OE or aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. Included in SG&A expense for the years ended December 31, 2003, 2002, and 2001 is bad debt expense of $14.4 million, $13.6 million, and $19.7 million, respectively. The allowance for doubtful accounts was $67.4 million and $74.6 million at December 31, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal-Mogul subsidiaries in Germany, France and Italy have entered into factoring facilities. Accounts receivable factored or discounted under these facilities averaged $128 million during 2003. Losses related to receivables factored or discounted are recorded in the statement of operations as “other (income)/expense, net.”

Inventories: Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 46% and 53% of the inventory at December 31, 2003 and 2002, respectively. The remaining inventories are recorded using the first-in, first-out (FIFO) method. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Long-Lived Assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, as required, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Indefinite-lived Intangible Assets: Indefinite-lived intangible assets, such as goodwill and trademarks, are carried at historical value and not amortized. Indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist. The impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and discounted future cash flows discounted at rates commensurate with the risk involved.

Pensions and Other Post Employment Obligations: Pension and other post employment benefit costs are dependent upon assumptions used in calculating such costs. These assumptions include discount rates, health care cost trends, benefits earned, interest cost, expected returns on plan assets, and other factors. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods.

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

Recoverable Customer Engineering and Tooling: Pre-production tooling and engineering costs that the Company will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides the Company the noncancelable right to use the tools or the reimbursement of such costs is agreed to by the customer. Pre-production tooling and engineering costs that are owned by the Company are capitalized as part of machinery and equipment, and are depreciated over the shorter of the toolings’ expected life or the duration of the related program.

Research and Development and Advertising Costs: The Company expenses research and development costs and costs associated with advertising and promotion as incurred. Research and development expense for continuing operations was $123.1 million, $106.7 million and $105.7 million for 2003, 2002 and 2001, respectively. Advertising and promotion expense for continuing operations was $46.8 million, $45.7 million and $55.6 million for 2003, 2002 and 2001, respectively.

Restructuring: The Company defines restructuring expense to include charges incurred with exit or disposal activities accounted for in accordance with SFAS No. 146, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other post employment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Rebates/Sales Incentives: The Company accrues for rebates pursuant to specific arrangements with certain of its customers, primarily in the aftermarket. Rebates generally provide for price reductions based upon the achievement of specified purchase volumes and are recorded as a reduction of sales as earned by such customers.

Incentive Stock Plans: The Company’s shareholders adopted stock option plans in 1976 and 1984 and performance incentive stock plans in 1989 and 1997. These plans generally provide for awarding restricted shares or granting options to purchase shares of the Company’s common stock. The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its employee stock awards. Accordingly, no compensation cost has been recognized for its stock option grants, as the exercise price of the Company’s employee stock options equals the underlying stock price on the date of grant. There were no options granted during 2002 or 2003. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards granted in 2000 and 2001 under those plans consistent with the method of SFAS No. 123 “Accounting for Stock Based Compensation”, the Company’s net loss, in millions, and loss per share would have been adjusted to the pro forma amounts indicated below:

	2003	2002	2001
	(Millions of Dollars, Except Per Share Amounts)
Net loss as reported	$(189.5)	$(1,628.9)	$(1,001.5)
Pro forma	$(189.9)	$(1,634.0)	$(1,014.8)
Basic and diluted loss per share as reported	$(2.17)	$(19.62)	$(13.27)
Pro forma	$(2.17)	$(19.68)	$(13.44)

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 as if the Company had accounted for its employee stock options under the fair value method. The fair value for options is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001: risk-free interest rate of 5.5%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 113.0% and a weighted-average expected life of the option of five years. The fair value of nonvested stock awards is equal to the market price of the stock on the date of the grant.

The weighted-average fair value and the total number (in millions) of options granted was $2.71 and 0.3 for 2001 respectively. All options and stock awards that are not vested at December 31, 2003 vest solely on employees rendering additional service.

Foreign Currency Translation: Exchange adjustments related to international currency transactions and translation adjustments for subsidiaries whose functional currency is the United States dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of operations. Translation adjustments of international subsidiaries for which the local currency is the functional currency are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Deferred taxes are not provided on translation adjustments as the earnings of the subsidiaries are considered to be permanently reinvested.

Environmental Liabilities: The Company recognizes environmental liabilities when a loss is probable and reasonably estimable. Such liabilities are generally not subject to insurance coverage. Engineering and legal specialists within the Company, based on current law and existing technologies, estimate each environmental obligation. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties will be able to fulfill their commitments at the sites where the Company may be jointly and severally liable with such parties (refer to Note 20, “Litigation and Environmental Matters”). The Company regularly evaluates and revises its estimates for environmental obligations based on expenditures against established reserves and the availability of additional information.

Derivative Financial Instruments: The Company is exposed to market risks, such as fluctuations in foreign currency risk and commodity price risk. To manage the volatility relating to these exposures, the Company evaluates its aggregate exposures to identify natural offsets. For exposures that are not offset within its operations, the Company enters into various derivative transactions pursuant to its risk management policies. Designation is performed on a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. The Company does not hold or issue derivative financial instruments for trading purposes. The Company’s objectives for holding derivatives are to minimize risks using the most effective and cost-efficient methods available.

Reclassifications: Certain items in the prior years’ financial statements have been reclassified to conform with the presentation used in 2003.

New Accounting Pronouncements

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity: In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB elected to indefinitely defer the effective date for certain provisions of SFAS No. 150 relating to investments in limited-life entities. The adoption of the provisions of SFAS No. 150 that were not deferred by the FASB did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

Derivative Instruments and Hedging Activities: In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

Consolidation of Variable Interest Entities: In January 2003, the FASB issued FASB Interpretation Number 46 (FIN No. 46), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN No. 46 provides guidance regarding the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are considered variable interest entities. FIN No. 46 requires the consolidation of variable interest entities in which an enterprise is deemed to be the primary beneficiary, which is determined by the obligation to absorb a majority of the entity’s expected losses, the right to receive a majority of an entity’s expected residual returns or both.

In December 2003, the FASB issued revised FIN No. 46, which provided an exclusion for entities meeting the definition of a “business” (as defined in the interpretation) and extending the effective date for variable interest entities entered into prior to February 1, 2003 to periods ending after March 15, 2004. Management believes that its joint ventures meet this definition of a business, however, is currently evaluating such entities to determine whether consolidation is required under FIN No. 46 and to quantify the effect that adoption of FIN No. 46 will have on its consolidated financial statements.

Accounting for Costs Associated with Exit or Disposal Activities: In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This pronouncement addresses financial accounting and reporting for costs associated with an exit activity (including restructuring) or with the disposal of long-lived assets and supercedes Emerging Issues Task Force Issue No. 94-3 (“EITF No. 94-3”). Under SFAS No. 146, a liability is recorded for a cost associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS No. 146 requires disclosure of information about exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. SFAS No. 146 does not allow for the restatement of previously issued financial statements and continues the accounting for liabilities previously recorded under EITF No. 94-3. The Company adopted SFAS No. 146 effective January 1, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3. Adjustment of Assets Held for Sale and Other Long-Lived Assets to Fair Value

Definite-Lived Long-Lived Assets

During 2003 and 2002, the Company recorded impairment charges of $35.5 million and $62.9 million, respectively, to adjust long-lived tangible assets to their estimated fair values in accordance with SFAS No. 144. The charges by reporting segment are as follows:

	Year Ended December 31
	2003	2002
	(Millions of Dollars)
Powertrain	$26.4	$52.3
Sealing Systems and System Protection	0.3	5.5
Friction	3.9	—
Aftermarket	4.9	—
Other, including Corporate	—	5.1

Total	$35.5	$62.9

The total charge of $35.5 million during 2003 includes $19.9 million to write down property, plant and equipment in connection with the announcement of a closure of a Powertrain piston manufacturing facility in Europe. In addition, the Company recorded $6.5 million and $9.1 million of impairment charges on property, plant and equipment located in various manufacturing facilities in the United States and various manufacturing facilities in Europe, respectively, to be held and used in accordance with SFAS No. 144, due to an other than temporary decline in sales volumes and profitability at those facilities. The fair value of property, plant and equipment was based upon estimated discounted future cash flows and estimates of salvage value. The impairment charges represent the difference between the estimated fair values and the carrying value of the subject assets.

The total charge of $62.9 million during 2002 includes $46.7 million to write-down property, plant and equipment at five facilities that the Company has closed. The estimated fair values were determined based upon discounted future cash flows and estimates of salvage value. An additional charge of $6.6 million relates to the write down of property, plant and equipment at a European camshaft foundry related to an other than temporary decline in sales volumes at that facility. The estimated fair value of this equipment was determined based upon discounted future cash flows. The remaining charge primarily relates to the impairment of assets that the Company intends to divest. The value of these assets was estimated based upon the future discounted cash flows should the Company divest of these assets on an individual, open market basis.

Goodwill and Other Indefinite-Lived Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, resulting in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. The adoption of this standard also required the reclassification of various intangible asset classes according to the measurability of their useful lives. Upon the adoption of SFAS No. 142, the Company recorded a non-cash charge of $1,464.5 million to reduce the carrying value of its goodwill and indefinite-lived intangible assets to their estimated fair value as required by SFAS No. 142. The tax impact related to the charge was $46.6 million and was limited to the benefit derived from the impairment of certain intangible assets other than goodwill. The charge is presented as a cumulative effect of change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002.

As of October 1, 2003, the Company completed its annual impairment analysis as required by SFAS No. 142 and recorded an impairment charge in a Powertrain operating unit of $70.5 million to adjust the carrying value to its estimated fair value. This impairment charge is primarily attributable to a decrease in the operating unit’s estimated fair value based upon management’s expectation of future financial performance. The estimated fair value of intangible assets was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and discounted future cash flows discounted at rates commensurate with the risk involved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The majority of these impairment charges relate to goodwill and indefinite-lived intangible assets associated with the acquisitions of T&N plc. and Cooper Automotive. A summary of the impairment charges for goodwill and other intangible assets by reporting segment pursuant to the provisions of SFAS No. 142 is as follows:

	Year Ended December 31
	2003	2002
	(Millions of Dollars)
Powertrain	$70.5	$453.8
Sealing Systems and System Protection	—	—
Friction	—	381.9
Aftermarket	—	155.3
Other, including Corporate	—	473.5

Total	$70.5	$1,464.5

At December 31, 2003 and 2002, goodwill and other intangible assets consist of the following:

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Intangible Assets
Developed technology	$346.2	$(82.7)	$263.5	$321.4	$(62.0)	$259.4
Other	60.1	(39.5)	20.6	55.1	(34.9)	20.2

Total	$406.3	$(122.2)	$284.1	$376.5	$(96.9)	$279.6

Unamortized Intangible Assets
Goodwill			$1,350.3			$1,401.0
Trademarks			166.8			164.2
Intangible Pension Asset			63.9			72.0

Total			$1,581.0			$1,637.2

The Company expects that amortization expense for its definite-lived intangible assets for each of the years between 2004 and 2008 will be approximately $17 million.

The following table shows the pro-forma effect of SFAS No. 142 on the Company’s earnings:

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars, Except Per Share Amounts)
Reported Net Loss	$(189.5)	$(1,628.9)	$(1,001.5)
Add-back: Goodwill amortization	—	—	84.9
Add-back: Indefinite-lived intangible asset amortization	—	—	13.0

Adjusted Net Loss	$(189.5)	$(1,628.9)	$(903.6)

Basic and diluted loss per share:
Reported Net Loss per share	$(2.17)	$(19.62)	$(13.27)
Add-back: Goodwill amortization	—	—	1.12
Add-back: Indefinite-lived intangible asset amortization	—	—	0.17

Adjusted basic and diluted loss per share	$(2.17)	$(19.62)	$(11.98)

Prior to 2002 the Company evaluated its long-lived assets in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of”. During 2001, the Company determined that the undiscounted cash flows of certain of its operating units were less than the carrying value of the long-lived assets of those operating units. Accordingly, the Company adjusted the carrying value of those assets to their estimated fair value resulting in an impairment charge from continuing operations of $280.3 million. The Company also recorded an impairment charge of $37.8 million for an insolvent business unit in the United Kingdom, and $10.0 million for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

operations located in Argentina as a result of economic conditions in that country. The fair value was determined by anticipated future cash flows discounted at a rate commensurate with the risk involved. The following is a summary of the aggregate 2001 impairment charges by long-lived asset (in millions):

Goodwill	$161.8
Other intangible assets	74.3
Property, plant and equipment	92.0

$328.1

4. Restructuring

The Company has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to lower cost markets.

The Company accounted for costs related to all restructuring activities initiated prior to January 1, 2003 under the requirements of EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Accordingly, related employee termination benefits and other costs to exit an activity were recognized on the date when management committed the Company to an exit plan. Due to the inherent uncertainty involved in making such estimates, the Company reversed approximately $21 million of previously recorded reserves in each of 2003 and 2002. These reversals related to approximately $300 million of restructuring costs recorded during the four-year period ended December 31, 2003. Reversals result from actual costs at program completion being less than costs estimated at the commitment date. Subsequent to its filing for Chapter 11 bankruptcy protection, the Company was able to achieve more favorable resolution of leases and other contractual arrangements than estimated as of the commitment date. Additionally, the Company also experienced a higher rate of voluntary employee attrition subsequent to filing Chapter 11, resulting in lower severance costs than estimated as of the commitment date.

Effective January 1, 2003, the Company’s restructuring accounting policy changed pursuant to the requirements of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Currently, the Company defines restructuring expense to include costs directly associated with exit or disposal activities accounted for in accordance with SFAS No. 146, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other post employment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

Estimates of restructuring charges are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the exit plan are not likely. In certain countries in which the Company operates, statutory requirements include involuntary termination benefits that extend several years into the future. Accordingly, severance payments continue well past the date of termination at many international locations. Thus, these programs appear to be ongoing when, in fact, terminations and other activities under these programs have been substantially completed. Management expects that future savings resulting from execution of its restructuring programs will generally result in full pay back within 36 to 60 months.

Management expects to finance these restructuring programs through cash generated from its ongoing operations or through cash available under its existing DIP facility, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse impact on its liquidity position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Total employee reductions for all active restructuring programs are expected to be approximately 3,000 of which approximately 2,700 have been terminated as of December 31, 2003. The following is a summary of restructuring charges by reporting segment for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31, 2003
	Severance	Exit	Reversals	Total
	(Millions of Dollars)
Powertrain	$26.8	$1.2	$(1.6)	$26.4
Sealing Systems and Systems Protection	2.1	3.4	(1.5)	4.0
Friction	1.8	0.3	(10.5)	(8.4)
Aftermarket	16.6	0.8	(4.0)	13.4
Other	1.5	0.5	(3.2)	(1.2)

Total	$48.8	$6.2	$(20.8)	$34.2

	Year Ended December 31, 2002
	Severance	Exit	Reversals	Total
	(Millions of Dollars)
Powertrain	$42.4	$0.4	$(1.2)	$41.6
Sealing Systems and Systems Protection	3.9	—	(0.2)	3.7
Friction	6.3	—	(0.2)	6.1
Aftermarket	3.6	—	(18.6)	(15.0)
Other	4.4	—	(0.3)	4.1

Total	$60.6	$0.4	$(20.5)	$40.5

	Year Ended December 31, 2001
	Severance	Exit	Reversals	Total
	(Millions of Dollars)
Powertrain	$10.3	$—	$—	$10.3
Sealing Systems and Systems Protection	2.0	0.9	—	2.9
Friction	3.0	1.1	—	4.1
Aftermarket	8.8	—	—	8.8
Other	11.3	—	—	11.3

Total	$35.4	$2.0	$—	$37.4

The following is a summary of the Company’s consolidated restructuring reserves and related activity for 2003, 2002 and 2001:

	Severance	Exit	Total
	(Millions of Dollars)
Balance of reserves at January 1, 2001	$67.2	$40.7	$107.9
2001 total provision	35.4	2.0	37.4
Payments and charges against reserves	(51.0)	(13.2)	(64.2)

Balance of reserves at December 31, 2001	51.6	29.5	81.1
2002 total provision	40.1	0.4	40.5
Payments and charges against reserves	(20.6)	(10.2)	(30.8)

Balance of reserves at December 31, 2002	71.1	19.7	90.8
2003 total provision	31.4	2.8	34.2
Payments and charges against reserves	(54.8)	(12.5)	(67.3)

Balance of reserves at December 31, 2003	$47.7	$10.0	$57.7

The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and generally fall into one of the following categories:

1.	Closure of facilities and relocation of production – In connection with the Company’s strategy certain operations have been closed and related production relocated to low cost geographies or to other locations with available capacity.

2.	Consolidation of administrative functions and standardization of manufacturing processes - As part of its productivity initiative, the Company has acted to consolidate its administrative functions and change its manufacturing processes to reduce selling, general and administrative costs and improve operating efficiencies through standardization of processes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following provides a description of restructuring programs for each reporting segment.

Powertrain

Total restructuring charges, net of reversals, were $26.4 million, $41.6 million, and $10.3 million in 2003, 2002, and 2001, respectively. These charges relate to the following primary restructuring activities:

Closure of facilities and relocation of production

•	In 2003, the Company began the closure and relocation of its Bradford, United Kingdom piston operations to other existing European manufacturing facilities with available capacity or with lower cost labor. Severance charges related to this exit activity approximated $14 million and at December 31, 2003, the Company had remaining reserves of approximately $13 million related to this activity.

•	During 2003, the Company recorded approximately $1 million for costs related to the exit of its non-core European large bearing operations.

•	In 2002, the Company recorded approximately $10 million for severance and exit costs related to the announced closure of its Bridgwater, United Kingdom piston operation. Related production from this operation was relocated to other existing European manufacturing facilities with available capacity or with lower cost labor. At December 31, 2003 remaining reserves related to this program approximate $1 million.

•	During 2002, the Company announced the relocation and closure of its piston manufacturing operations in Flowery Branch, Georgia, Orangeburg, South Carolina and Sumter, South Carolina to other existing North American manufacturing facilities with available capacity or with lower cost labor. Severance and exit costs related to such activities approximated $2 million and $9 million for the years ended December 31, 2003 and 2002. At December 31, 2003, the Company had remaining reserves of approximately $5 million related to these activities. The Company completed the relocation and closure of the Flowery Branch and Orangeburg operations during 2003.

•	During 2002, the Company announced the closure and relocation of its piston ring operations in Sunderland, United Kingdom to other existing European facilities with available capacity. Severance and exit costs related to this closure approximated $8 million. At December 31, 2003, the Company had remaining reserves of approximately $5 million related to this activity.

•	During 2001, the Company’s German engine bearing operations announced restructuring programs to transfer certain low volume production with high labor content to low cost geographies, specifically Poland. Related severance costs of approximately $4 million, $2 million and $3 million were incurred in connection with this program during 2003, 2002 and 2001, respectively. At December 31, 2003, the Company had remaining reserves of approximately $7 million related to these activities.

Consolidation of administrative functions and standardization of manufacturing processes

•	During 2003, the Company incurred severance charges of approximately $4 million to eliminate redundancies across its operations in France related to changes in administrative and manufacturing processes. At December 31, 2003 the Company had remaining reserves of approximately $1 million related to these activities.

•	During 2002, approximately $5 million of severance costs were recorded as restructuring expense related to the Company’s piston manufacturing operations located in Nuremburg, Germany. These charges related to headcount reductions associated with administrative function and manufacturing process changes. At December 31, 2003, the Company had remaining reserves of approximately $4 million related to this activity.

•	During 2002, management announced a program to streamline and automate administrative functions and manufacturing processes at Company’s piston manufacturing operation in Gorzyce, Poland. Approximately $2 million and $4 million of severance charges were recorded related to this program in 2003 and 2002, respectively.

•	During 2001, the Company launched a program to consolidate administrative functions and change manufacturing processes across its German piston ring operations. Severance costs approximating $4 million were recorded for related workforce reductions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Sealing Systems and System Protection

Total restructuring charges, net of reversals, were $4.0 million, $3.7 million, and $2.9 million in 2003, 2002, and 2001, respectively. These charges relate to the following activities:

Closure of facilities and relocation of production – In 2002, the Company announced the planned closure and began relocation of its seal operations in Cardiff, Wales to other existing European manufacturing facilities with available capacity or with lower cost labor. This relocation resulted in severance and exit charges of approximately $4 million and $2 million in 2003 and 2002, respectively. The closure of Cardiff was completed during 2003.

Consolidation of administrative functions and standardization of manufacturing – Related severance and exit charges of approximately $1 million, $2 million, and $3 million were incurred in 2003, 2002, and 2001, respectively. At December 31, 2003, the Company had remaining reserves related to this program of approximately $2 million.

Friction

Total restructuring charges, net of reversals, were $(8.4) million, $6.1 million, and $4.1 million in 2003, 2002, and 2001, respectively. These charges primarily relate to the following activities:

Closure of facilities and relocation of production

•	During 2003, the Company completed its previously announced programs to consolidate its European and North American friction operations. Accordingly, the Company reevaluated its related restructuring reserves and determined that its initial cost estimates exceeded actual costs and reversed approximately $9 million in previously recorded restructuring reserves.

•	During 2002, the Company relocated announced the planned closure and began relocation of its aftermarket half-block operations in Marienheide, Germany to other existing European manufacturing facilities with available capacity. Related severance and exit charges of approximately $4 million were recorded and at December 31, 2002, the Company had remaining reserves of approximately $1 million related to this activity.

•	In 2001, the Company closed its operations in Pont L’Eveque, France, and relocated production to other European manufacturing facilities with available capacity or with lower labor cost. Related severance and exit costs of approximately $1 million and $3 million were recorded in 2003 and 2001, respectively. Remaining reserves related to this program are approximately $1 million as of December 31, 2003.

Consolidation of administrative functions and standardization of manufacturing – Related severance charges of approximately $1 million, $1 million, and $1 million were incurred in 2003, 2002, and 2001, respectively.

Aftermarket

Total restructuring charges, net of reversals, were $13.4 million, $(15.0) million, and $8.8 million in 2003, 2002, and 2001, respectively. These charges relate to the following activities:

Closure of facilities and relocation of production (aftermarket distribution rationalization)

•	In 2003, the Company began relocation of its Ignition operations from its manufacturing facility located in Aubange, Belgium to Upton, England. Related severance and exit costs approximated $10 million. At December 31, 2003, the Company had remaining reserves of approximately $3 million related to these activities.

•	In 2002, the Company announced and began consolidation of certain distribution operations at its Aftermarket distribution facility located in France its central European distribution facility in Belgium. Severance and related exit costs of approximately $3 million and $2 million were recorded during 2003 and 2002, respectively. At December 31, 2003, the Company had remaining reserves of approximately $1 million related to these activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•	The Company completed execution of its North American distribution optimization activities during 2003. In connection with the completion of this program the Company reversed approximately $2 million and $19 million of previously recorded severance and exit costs during 2003 and 2002, respectively. These reversals were the result of actual costs incurred being less than the amounts estimated at the time of program announcement.

Consolidation of administrative functions and standardization of manufacturing – Related severance charges of approximately $7 million were incurred in 2001. At December 31, 2003, the Company had remaining reserves related to previously incurred expenses of approximately $3 million.

Other

Other restructuring charges totaled $(1.2) million, $4.1 million, and $11.3 million in 2003, 2002, and 2001, respectively.

Closure of facilities and relocation of production

•	During 2002, The Company announced its intention to exit its OE lighting operations. Related severance and exit costs were recorded for approximately $2 million and $5 million during 2003 and 2002, respectively.

•	During 2001, severance and exit costs of approximately $3 million were recorded pursuant to the closure of the Company’s technical center located in Cawston, England.

Consolidation of administrative functions and standardization of manufacturing

•	The Company recorded corporate reversals approximating $3 million during 2003. This reversal relates to previously recorded severance costs for consolidation of corporate administrative activities and resulted from initial estimates exceeding actual costs for completed programs.

•	During 2001 severance costs of approximately $5 million were recorded in connection with the Company’s efforts to consolidate corporate administrative functions.

5. Other (Income) Expense, Net

The specific components that encompass “other (income) expense, net” are provided in the following table:

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
(Gain) loss on sale of assets	$(6.5)	$0.5	$(0.5)
Discount on financing arrangements	2.7	8.9	20.2
Royalty income	(4.8)	(2.8)	(3.4)
Foreign currency exchange	(2.5)	(8.7)	7.6
All other	(5.1)	1.3	10.6

Total other income (expense)	$(16.2)	$(0.8)	$34.5

6. Discontinued Operations and Acquisition

In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. Over the past several years, the Company has divested substantially all of its non-core businesses. The elimination of these non-core businesses has freed up both human and capital resources which have been devoted to the Company’s core businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During 2003, the Company completed the following divestitures of non-core businesses:

•	During April 2003, the Company completed the divestitures of its U.S. camshaft operations and the majority of its original equipment lighting operations. The divested U.S. camshaft operations include manufacturing operations in Grand Haven, Michigan and Orland, Indiana, as well as the Company’s share of an assembled camshaft joint venture operation in Grand Haven. The original equipment lighting divestitures include operations in Matamoros, Mexico; Brownsville, Texas; and Toledo, Ohio.

•	During September 2003, the Company divested operations located in Hampton, Virginia and Solon, Ohio.

During 2002, the Company completed the following divestitures of non-core businesses:

•	In March 2002, the Company completed the divestiture of its Signal-Stat Lighting Products business (“Signal-Stat”). Signal-Stat produces exterior lighting and power distribution products primarily for the heavy-duty and commercial vehicle markets.

•	In July 2002, the Company completed the divestiture of its automotive camshaft manufacturing plant in Jackson, Michigan, under the terms of a management buyout. The Company also entered into a three-year supply agreement to market and sell aftermarket camshafts produced at the Jackson facility through its aftermarket business.

•	In November 2002, the Company completed the divestiture of Federal-Mogul Camshafts de Mexico S. de R.L. de C.V. (“Camshafts de Mexico”). Camshafts de Mexico manufactures camshafts for the North American original equipment market.

During 2001, the Company completed the following divestitures of non-core businesses:

•	In April 2001, the divestiture of its torque converter business (“TCI”). TCI remanufactures torque converters for high-performance automotive aftermarket applications.

•	In May 2001, the divestiture of its Champion aviation ignition products division (“Aviation”). Aviation provides products for major commercial, military and general aircraft applications.

•	In July 2001, the divestiture of its industrial heavy wall bearing operation in McConnelsville, Ohio.

•	In August 2001, the divestiture of its subsidiary Federal-Mogul RPB Ltd. (“RPB”). RPB manufactures industrial rotating plant bearings and magnetic bearings.

•	In August 2001, the divestiture of the aftermarket operations of Blazer Lighting Products (“Blazer”). Blazer manufactures exterior vehicle lighting products.

•	In August 2001, the divestiture of its Pontotoc, Mississippi, operation. The operation continues to supply coil springs and metal stampings to the Company for sale to aftermarket customers under a long-term supply agreement.

•	In August 2001, the Company restructured its equity positions in several large-industrial-bearing manufacturing joint ventures with its partner, Daido Metal Company Ltd. of Japan. The restructuring transactions included the transfer of controlling interest in manufacturing facilities.

•	In September 2001, the divestiture of its Tri-Way machine tool business in Windsor, Ontario, under terms of a management buyout.

In August 2001, the Company acquired 85% of WSK Gorzyce, S.A., a producer of pistons and other automotive components. This operation employs 2,500 employees at its manufacturing location in Gorzyce, Poland with annual sales of approximately $50 million. The Gorzyce operation was acquired to further the Company’s low cost producer strategy. Since the date of the acquisition, the Company has transferred multiple piston manufacturing lines to the Gorzyce facility from higher cost facilities in Europe. The Company expects that it will continue to utilize this operation to achieve its strategic goals in its Powertrain business.

During 2001, the Company invested approximately $50 million to construct a new piston manufacturing facility in Puebla, Mexico. The facility was constructed for the primary purpose of manufacturing and supplying pistons to an OEM customer under the terms of a new business award. Additionally during 2001 and 2002, the Company invested $11 million to construct a new friction manufacturing operation in Tepotzatlan, Mexico to expand the manufacture of ThermoQuiet disc brake pads.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Further information related to the Company’s discontinued operations is as follows:

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Net sales	$67.8	$238.1	$364.0
Cost of products sold	59.2	217.4	344.1

Gross margin	8.6	20.7	19.9
Selling, general and administrative expenses	2.8	9.6	31.3
Restructuring charges	1.8	2.8	0.6
Adjustment of assets held for sale and other long-lived assets to fair value	—	7.3	217.0
Net (gain) loss on divestitures	6.8	(0.5)	35.6
Other expense (income), net	0.8	(1.3)	9.2

(Loss) income before income taxes	(3.6)	2.8	(273.8)
Income tax expense (benefit)	0.4	12.9	(10.1)

Loss from discontinued operations	$(4.0)	$(10.1)	$(263.7)

As of December 31, 2002, the Company had assets held for sale included in its consolidated balance sheet as follows (in millions of dollars):

Accounts receivable, net	$10.9
Inventories, net	13.9
Other current assets	4.1

Total Current Assets	28.9

Property, plant and equipment, net	26.0
Other long-term assets	5.4

Total Assets	60.3

Accounts payable	(11.2)
Other accrued liabilities	(8.5)

Total Liabilities	$40.6

7. Financial Instruments

Foreign Currency Risk

Certain forecasted and recorded transactions and assets and liabilities are exposed to foreign currency risk. The Company monitors its foreign currency exposures daily to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro, British pound, Japanese yen and Canadian dollar. Options used to mitigate foreign currency risk associated with a portion of forecasted transactions, for up to twelve months in the future, are designated as cash flow hedging instruments. Options and forwards used to hedge certain booked transactions and assets and liabilities are not designated as hedging instruments under SFAS 133 as they are natural hedges. The effect of changes in the fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during 2003 and 2002. The Company had two contracts outstanding with a combined notional value of $10.4 million at December 31, 2003, and two contracts outstanding with a combined notional value of $9.7 million at December 31, 2002. Unrealized amounts were not material at December 31, 2003 or 2002.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company monitors its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts used to mitigate commodity price risk associated with raw materials, for up to eighteen months in the future, are designated as cash flow hedging instruments. These instruments are intended to offset the effect of changes in raw materials prices on forecasted purchases. The Company had two contracts outstanding with a combined notional value of $9.2 million at December 31, 2003, and two contracts outstanding with a combined notional value of $2.9 million at December 31, 2002. Unrealized amounts were not material at December 31, 2003 or 2002.

Other

For options designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material effect on operations for 2003 or 2002. No fair value hedges or cash flow hedges were re-designated or discontinued during 2003 or 2002.

Derivative gains and losses included in Other Comprehensive Income are reclassified into operations at the time forecasted transactions are recognized. Such amounts were not material in 2003 or 2002.

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

Fair Value of Financial Instruments

At December 31, 2003 and 2002, the carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable, accounts payable, and borrowings under the DIP credit facility approximate their fair values. The fair value of financial instruments included in liabilities subject to compromise are highly uncertain as a result of the Restructuring Proceedings.

8. Inventory

Cost determined by the last-in, first-out (LIFO) method was used for 46% and 53% of the inventory at December 31, 2003 and 2002, respectively. If inventories had been valued at current cost, amounts reported would have been increased by $58.1 million and $54.7 million as of December 31, 2003 and 2002, respectively. The carrying value of inventories has also been reduced for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Inventory quantity reductions resulting in liquidations of certain LIFO inventory layers decreased net loss by $2.1 million ($0.02 per diluted share) in 2003, and increased net loss by $3.5 million ($0.04 per diluted share) and $0.4 million ($0.01 per diluted share) in 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Inventories consisted of the following:

	December 31
	2003	2002
	(Millions of Dollars)
Raw materials	$167.7	$175.0
Work-in-process	136.6	131.7
Finished products	597.9	561.5

	902.2	868.2
Valuation reserves	(67.8)	(68.1)

	$834.4	$800.1

9. Property, Plant and Equipment

Depreciation expense for continuing operations for the years ended December 31, 2003, 2002 and 2001, was $278.0 million, $249.0 million and $234.1 million, respectively.

Property, plant and equipment consisted of the following:

	Estimated Useful Life	December 31
		2003	2002
		(Millions of Dollars)
Land	—	$118.7	$126.2
Buildings and building improvements	24-40 years	558.0	510.0
Machinery and equipment	3-12 years	2,977.2	2,648.4

		3,653.9	3,284.6
Accumulated depreciation		(1,249.1)	(1,011.6)

		$2,404.8	$2,273.0

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows (in millions):

2004	$29.7
2005	25.8
2006	17.1
2007	10.3
2008	6.2
Thereafter	11.7

Total	$100.8

Total rental expense for continuing operations under operating leases for the years ended December 31, 2003, 2002 and 2001 was $40.6 million, $45.7 million and $45.4 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

10. Investments in Non-Consolidated Affiliates

The Company maintains investments in 23 non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $131 million and $130 million as of December 31, 2003 and 2002, respectively. These amounts are recorded in the Company’s balance sheet as “other non-current assets.” The Company’s equity in the earnings of such affiliates amounted to approximately $27 million, $20 million and $15 million for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003 these entities generated sales of approximately $500 million, net income of approximately $50 million and at December 31, 2003 had total net assets of approximately $200 million.

The Company holds a variable interest in one of its Turkish affiliates. However, the affiliate does not qualify as a variable interest entity under the definition of FIN No. 46 and is therefore not consolidated. The variable interest in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the Turkish affiliate is due to the Company’s contingent guarantee of the initial investment of its investment partner. The total amount of the contingent guarantee, were all triggering events to occur, approximates $50 million. This contingent guarantee is substantially less than the current fair value of the guarantees’ interest in the affiliate. Accordingly, no amount has been recorded by the Company for the contingent guarantee.

In accordance with SFAS No. 150, the Company has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such contingencies on the future liquidity position of the Company.

11. Accrued Liabilities

Accrued Liabilities consisted of the following:

	December 31
	2003	2002
	(Millions of Dollars)
Accrued compensation	$247.0	$242.1
Accrued rebates	59.7	46.7
Restructuring reserves	57.7	90.8
Non-income taxes payable	40.0	31.1
Accrued Chapter 11 and Administration expenses	34.0	24.9
Accrued income taxes	31.4	43.1
Accrued product returns	21.0	23.0
Accrued warranty	11.4	13.6
Accrued professional services	11.1	10.1

Total current accrued liabilities	$513.3	$525.4

12. Debt

Long-term debt consisted of the following:

	December 31
	2003	2002
	(Millions of Dollars)
DIP Credit Facility	$320.0	$314.7
Other	26.0	45.7

	346.0	360.4
Less: current maturities included in short-term debt	14.8	346.1

Total long-term debt	$331.2	$14.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Due to the Restructuring Proceedings (see Note 1), pre-petition long-term debt of the Debtors has been reclassified to the caption “Liabilities subject to compromise” in the consolidated balance sheets. The following is the long-term debt included in liabilities subject to compromise:

	December 31
	2003	2002
	(Millions of Dollars)
Senior Credit Agreements:
Term loans	$788.5	$788.5
Multi-currency revolving credit facility	1,144.8	1,116.8
Notes due 2004 — 7.5%, issued in 1998	239.8	239.8
Notes due 2006 — 7.75%, issued in 1998	391.9	391.9
Notes due 2006 — 7.375%, issued in 1999	394.0	394.0
Notes due 2009 — 7.5%, issued in 1999	562.2	562.2
Notes due 2010 — 7.875%, issued in 1998	340.4	340.4
Medium-term notes — due between 2002 and 2005, average rate of 8.8%, issued in 1994 and 1995.	84.0	84.0
Senior notes — due in 2007, rate of 8.8%, issued in 1997	103.3	103.3
Other	2.5	2.6

	4,051.4	4,023.5
Less: debt issuance fees	(30.7)	(40.8)

Total debt included in liabilities subject to compromise	$4,020.7	$3,982.7

In connection with the Restructuring Proceedings, the Company entered into a $675 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. In August 2003, the DIP credit facility was amended to change the expiration date to February 2005, and the interest rate was reduced to either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The original $675 million commitment was reduced to $600 million in connection with the August 2003 facility amendment, and is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

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

	December 31
	2003	2002
	(Millions of Dollars)
Contractual commitment	$600.0	$675.0
Mandatory commitment reductions - divestitures	—	(27.0)

Current commitment	$600.0	$648.0

Outstanding:
Current borrowings	$320.0	$314.7
Letters of credit	17.9	14.0

Total outstanding	337.9	328.7
Available to borrow	236.6	200.3

Total borrowing base	$574.5	$529.0

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

In accordance with SOP 90-7, the Company ceased recording interest expense on its outstanding Notes, Medium-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

term notes, and Senior notes effective October 1, 2001. The Company’s contractual interest not accrued or paid in 2003, 2002 and 2001 was $162.8 million, $164.4 million and $41.6 million, respectively. The Company continues to accrue and pay the contractual interest on the Senior Credit Agreement in the month incurred, totaling $71.4 million, $81.8 million and $28.2 million in 2003, 2002 and 2001, respectively.

Additionally, the Company has agreed to pay, with the approval of the Bankruptcy Court, adequate protection payments approximating $2.6 million per quarter to the holders of the Company’s Notes. The amount is paid quarterly in equal installments during the time in which the plan of reorganization is being developed. The Company has additionally elected to grant each quarter since the commencement of the Restructuring Proceedings an administrative claim in the amount of one percent per annum on the outstanding notes. The amount of such administrative expense claim each quarter is approximately $5.3 million. Amounts paid and administrative claims granted under this arrangement are provisional in nature and remain subject to re-characterization, credit against distributions in respect of allowed claims on a plan of reorganization, and other appropriate relief if and to the extent the Bankruptcy Court ultimately concludes that the holders were not entitled to adequate protection for any reason. Additionally, these amounts remain subject to challenge by all parties in interest to the Restructuring Proceedings.

At December 31, 2003 and 2002, the Company had $76.1 million and $89.4 million, respectively, of letters of credit outstanding under its DIP and pre-petition credit facilities. To the extent letters of credit associated with the DIP credit facility are issued, there is a corresponding decrease in borrowings available under the facility.

During 2001, the Company completed a series of debt to equity exchanges of its public notes. As a result of these exchanges, the Company issued 9.6 million shares in aggregate of its common stock to the holders of $89.5 million face value of various notes. These exchanges resulted in a gain of $72.2 million. The Company did not provide tax expense on this gain as the Company did not provide a tax benefit on its 2001 operating losses in the U.S.

The Company has pledged 100% of the capital stock of certain U.S. subsidiaries, 65% of capital stock of certain foreign subsidiaries and certain intercompany loans to secure the Senior Credit Agreements of the Company. Certain of such pledges also extend to the Notes, Medium-Term Notes and Senior Notes. In addition, certain subsidiaries of the Company have guaranteed the senior debt (refer to Note 23, “Consolidating Condensed Financial Information of Guarantor Subsidiaries”).

The weighted average interest rate for the Company’s short-term debt was approximately 4.7% and 4.9% as of December 31, 2003 and 2002, respectively. Interest paid in 2003, 2002 and 2001 was $119.5 million, $127.9 million and $328.0 million, respectively.

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

Distributions on the TCP Securities are cumulative and are due quarterly in arrears at an annual rate of 7.0%. As a result of the Restructuring Proceedings, the Company is in default to its affiliate holder of its convertible junior subordinated debentures and is no longer accruing expense or making interest payments on the debentures. As a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

result, the affiliate no longer has the funds available to pay distributions on the Company Mandatorily Redeemable Preferred Securities and ceased paying such distributions in October 2001. The affiliate is in default on the Company Mandatorily Redeemable Preferred Securities. The Company is a guarantor of its subsidiaries debentures, and has classified these debentures as liabilities subject to compromise in the December 31, 2003 and 2002 consolidated balance sheets.

14. Comprehensive Income

The Company displays comprehensive income in the consolidated statements of shareholders’ equity. At December 31, 2003 and 2002, accumulated other comprehensive loss consisted of $12.8 million and $367.0 million of foreign currency translation, respectively, and $954.8 million and $816.8 million due to additional minimum liabilities recorded for the Company’s pension plans, net of tax, respectively.

15. Capital Stock and Preferred Share Purchase Rights

The Company’s articles of incorporation authorize the issuance of 260,000,000 shares of common stock, of which 87,131,298 shares were outstanding at both December 31, 2003 and 2002. As discussed in Note 13, during 2002, holders of TCP Securities redeemed 4,903,390 preferred shares into 4,760,701 shares of common stock.

The Series C ESOP Convertible Preferred Stock Shares (the “Preferred Shares”) of stock were used to fund a portion of the Company’s matching contributions within the Salaried Employees’ Investment Program. The Preferred Shares are convertible into shares of the Company’s common stock at a rate of two shares of common stock for each share of preferred stock. The Preferred Shares have a guaranteed price of $63.75/share. There were 439,937 Preferred Shares outstanding at December 31, 2003, 2002 and 2001. The Preferred Shares were paid dividends at a rate of 7.5% until 2001. As a result of the Restructuring Proceedings, the payment of dividends was discontinued. The Company repurchased and retired 157,751 Preferred Shares valued at $10.1 million during 2001. Due to the Restructuring Proceedings, no Preferred Shares were retired in 2003 or 2002. All of the repurchases represent plan distributions or fund transfers for participants in the plan.

Also due to the Restructuring Proceedings, there was no charge recorded for the cost of the ESOP for the years ended December 31, 2003, 2002, or 2001. No cash contributions were made to the plan in 2003, 2002 or 2001. ESOP shares are released as principal and interest on the debt is paid. Compensation expense is measured based on the fair value of shares committed to be released to employees. Dividends on ESOP shares are treated as a reduction of shareholders’ equity in the period declared. The number of allocated shares held by the ESOP was 439,937 at December 31, 2003, 2002 and 2001. There were no committed-to-be-released or suspense shares at December 31, 2003 or 2002. Any repurchase of the ESOP shares is strictly at the option of the Company.

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

On April 24, 2002, the Company’s common stock was delisted from the New York Stock Exchange and began trading on the NASD over-the-counter bulletin board market under the ticker symbol “FDMLQ”.

16. Income Taxes

Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of loss from continuing operations before income taxes and cumulative effect of change in accounting principle due to the adoption of SFAS No. 142 consisted of the following:

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Domestic	$(2.0)	$(39.3)	$(83.5)
International	(131.0)	(83.7)	(424.7)

Total	$(133.0)	$(123.0)	$(508.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Significant components of the provision for income taxes are as follows:

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Current:
Federal	$(5.0)	$—	$(14.6)
State and local	(1.0)	1.0	6.6
International	21.3	70.3	41.4

Total current	15.3	71.3	33.4
Deferred:
Federal	(16.0)	27.4	148.5
State and local	—	—	1.8
International	53.2	(20.8)	45.9

Total deferred	37.2	6.6	196.2

	$52.5	$77.9	$229.6

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense is:

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Income taxes at United States statutory rate	$(46.5)	$(43.0)	$(177.8)
Tax effect from:
State income taxes	(1.0)	1.0	5.5
Foreign operations	22.4	19.7	44.5
Goodwill amortization	—	—	23.9
Goodwill impairment	24.7	—	50.6
Favorable audit settlements and tax refunds	(22.9)	—	—
Valuation allowances	72.8	100.2	285.4
Other	3.0	—	(2.5)

	$52.5	$77.9	$229.6

The following table summarizes the Company’s total provision for income taxes/(tax benefit) by component:

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Income tax expense	$52.5	$77.9	$229.6
Cumulative effect of change in accounting principle	—	(46.6)	—
Discontinued operations	0.4	12.9	(10.1)
Adjustments to goodwill	(36.2)	(23.9)	—
Allocated to equity:
Foreign currency translation	—	—	2.7
TCP securities conversion and other	—	82.3	36.8
Pension	(27.8)	(216.3)	(43.2)
Valuation allowances	27.1	134.0	0.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2003	2002
	(Millions of Dollars)
Deferred tax assets
Asbestos liability	$541.6	$504.5
Tax credits	98.9	131.9
Post employment benefits, including pensions	385.0	335.1
Net operating loss carryforwards	500.5	312.5
Other temporary differences	135.7	193.7

Total deferred tax assets	1,661.7	1,477.7
Valuation allowances for deferred tax assets	(892.3)	(722.5)

Net deferred tax assets	769.4	755.2
Deferred tax liabilities
Fixed assets	(265.8)	(276.9)
Intangible assets	(153.4)	(144.4)
Asbestos insurance	(254.2)	(250.2)
Deferred gains	(169.1)	(127.5)

Total deferred tax liabilities	(842.5)	(799.0)

	$(73.1)	$(43.8)

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	December 31
	2003	2002
	(Millions of Dollars)
Assets:
Prepaid expenses	$9.3	$35.4
Other noncurrent assets	5.7	11.4
Liabilities:
Other current liabilities	(17.7)	(38.2)
Long-term portion of deferred income taxes	(70.4)	(52.4)

	$(73.1)	$(43.8)

During 2003 the Company reversed a valuation allowance related to a deferred tax asset associated with a net operating loss. Approximately $11 million was realized as a result of an arrangement that was entered into with a previous owner of certain subsidiaries which allowed the Company to carry-back a net operating loss and realize a portion of the associated deferred tax asset. This amount was recorded as a reduction to the 2003 income tax expense.

Income taxes paid, net of refunds, in 2003, 2002, and 2001 were $18.1 million, $19.8 million and $32.5 million, respectively.

The Company did not provide taxes with respect to $612.4 million of undistributed earnings at December 31, 2003, since these earnings are considered by the Company to be permanently reinvested. Upon distribution of these earnings, the Company may be subject to United States income taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability on the distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

At December 31, 2003, the Company had a deferred tax asset of $599.4 million for tax loss carryforwards and tax credits, including $219.4 million in the United States, that expire in various amounts from 2007-2023; $236.3 million in the United Kingdom with no expiration date; and $143.7 million in other jurisdictions with various expiration dates. Included in the previous amounts are deferred tax assets for tax loss carryforwards and tax credits acquired with the purchases of T&N, Cooper Automotive and Fel-Pro. A valuation allowance was recorded on $118.2 million of these purchased deferred tax assets and, to the extent such benefits are ever realized, such benefits will be recorded as a reduction of goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

17. Earnings Per Share

Basic and diluted loss from continuing operations before cumulative effect of change in accounting principle per share are calculated as follows:

	Year Ended December 31
	2003	2002	2001
	(In Millions, Except Per Share Amounts)
Loss from continuing operations before cumulative effect of change in accounting principle	$(185.5)	$(200.9)	$(737.8)
Less Series C preferred dividend	—	—	(1.9)

Loss from continuing operations available for common shareholders before cumulative effect of change in accounting principle	$(185.5)	$(200.9)	$(739.7)
Weighted average shares outstanding, basic and diluted	87.1	83.0	75.6
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(2.13)	$(2.42)	$(9.78)

The effect of the assumed conversion of the Preferred Stock was not considered in 2003, 2002, or 2001 as its effect was anti-dilutive to the loss per share.

For additional disclosures regarding the Series C preferred stock, the employee stock options and non-vested stock shares, refer to Note 15, “Capital Stock and Preferred Share Purchase Rights”, and Note 18, “Incentive Stock Plans”.

18. Incentive Stock Plans

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

Under the plans, awards vest from six months to five years after their date of grant, as determined by the Board of Directors at the time of grant. At December 31, 2003, there were 3,057,180 shares available for future grants under the plans.

The total compensation cost that has been charged to operations for vesting of restricted stock awards was $0.1 million, $0.3 million and $0.4 million in 2003, 2002 and 2001, respectively.

The weighted-average fair value and the total number (in millions) of options granted was $2.71 and 0.3 for 2001 respectively. There were no options granted during 2002 or 2003. All options and stock awards that are not vested at December 31, 2003 vest solely on employees rendering additional service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the activity relating to the Company’s incentive stock plans:

	Number of Shares	Weighted- Average Price
	(In Millions)
Outstanding at January 1, 2001	4.3	$35.61
Options granted	0.3	3.18
Options/stock lapsed or canceled	(0.2)	22.33

Outstanding at December 31, 2001	4.4	$35.61
Options granted	—	—
Options/stock lapsed or canceled	(1.2)	38.29

Outstanding at December 31, 2002	3.2	31.99
Options granted	—	—
Options/stock lapsed or canceled	(0.8)	49.04

Outstanding at December 31, 2003	2.4	25.93

Options exercisable at December 31, 2003	2.1	$28.27

Options exercisable at December 31, 2002	1.9	$32.53

Options exercisable at December 31, 2001	2.4	$36.02

The following is a summary of the range of exercise prices for stock options that are outstanding and the amount of nonvested stock awards at December 31, 2003:

	Outstanding Awards	Options Exercisable	Weighted-Average
Range			Price	Remaining Life
	(In Millions)
Options:
$0.65-$14.56	0.6	0.3	$5.47	2.6 years
$14.57-$26.50	1.0	1.0	$20.77	0.7 years
$26.51-$47.25	0.8	0.8	$46.86	0.1 years

Total	2.4	2.1

19. Pensions and Other Post Employment Benefits

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. The Company funds the Pension Benefits based on the funding requirements of federal and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to participating employees.

Components of net periodic benefit cost for the year ended December 31:

	United States Plans						International Plans
	Pension Benefits			Other Benefits			Pension Benefits
	2003	2002	2001	2003	2002	2001	2003	2002	2001
	(Millions of Dollars)
Service cost	$25.2	$22.8	$24.9	$2.5	$2.9	$2.9	$16.0	$23.8	$21.3
Interest cost	58.8	58.6	56.8	33.8	35.0	35.3	124.8	119.2	116.9
Expected return on plan assets	(48.4)	(65.5)	(75.9)	—	—	—	(119.4)	(131.9)	(151.8)
Unrecognized (gain) / loss	32.1	10.9	(3.3)	3.2	0.5	0.3	48.2	28.0	5.7
Unrecognized prior service cost	8.3	8.4	5.9	(0.8)	(0.8)	(0.2)	—	—	—
Settlement and curtailment loss	—	—	1.5	—	—	—	—	—	—

Net periodic cost (benefit)	$76.0	$35.2	$9.9	$38.7	$37.6	$38.3	$69.6	$39.1	$(7.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Change in benefit obligation:

	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2003	2002	2003	2002	2003	2002
	(Millions of Dollars)
Benefit obligation at beginning of year	$891.2	$818.8	$549.3	$482.5	$2,043.2	$1,834.6
Service cost	25.2	22.8	2.5	2.9	16.0	23.8
Interest cost	58.8	58.6	33.8	35.0	124.8	119.2
Employee contributions	—	—	1.6	—	6.5	6.4
Benefits paid	(60.8)	(60.0)	(48.5)	(43.2)	(157.6)	(125.3)
Plan amendments	—	2.7	—	(8.8)	(0.6)	—
Actuarial (gains) and losses and changes in actuarial assumptions	46.7	48.3	6.4	80.9	256.1	(23.8)
Currency translation adjustment	—	—	—	—	242.4	208.3

Benefit obligation at end of year	$961.1	$891.2	$545.1	$549.3	$2,530.8	$2,043.2

Change in plan assets:

	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2003	2002	2003	2002	2003	2002
	(Millions of Dollars)
Fair value of plan assets at beginning of year	$569.6	$686.1	$—	$—	$1,585.8	$1,639.5
Actual return on plan assets	119.0	(83.3)	—	—	216.5	(120.2)
Company contributions	23.2	26.8	—	—	24.1	8.4
Benefits paid	(60.8)	(60.0)	—	—	(144.2)	(115.2)
Currency translation adjustment	—	—	—	—	172.6	173.3

Fair value of plan assets at end of year	$651.0	$569.6	$—	$—	$1,854.8	$1,585.8

Funded status of the plan	$(310.1)	$(321.6)	$(545.1)	$(549.3)	$(676.0)	$(457.4)
Unrecognized net actuarial loss	249.7	305.6	118.8	115.5	737.1	564.8
Unrecognized prior service cost	64.4	72.7	(4.2)	(5.0)	—	—

Prepaid (accrued) benefit cost	$4.0	$56.7	$(430.5)	$(438.8)	$61.1	$107.4

Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	United States Plans		International Plans
	2003	2002	2003	2002
	(Millions of Dollars)
Projected benefit obligation	$961.1	$891.2	$2,530.8	$2,043.2
Accumulated benefit obligation	945.3	876.7	2,512.8	1,999.1
Fair value of plan assets	651.0	569.6	1,854.8	1,585.8

Amounts recognized in the balance sheet at December 31 consist of:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
	(Millions of Dollars)
Net prepaid (accrued) benefit cost	$65.1	$164.3	$(430.5)	$(438.8)
Additional minimum liability	(1,031.3)	(899.5)	—	—
Intangible assets	63.9	72.0	—	—
Accumulated other comprehensive loss	954.8	816.8	—	—

Net amount recognized	$52.5	$153.6	$(430.5)	$(438.8)

Net prepaid (accrued) benefit cost for pension benefits is comprised of plans with $295.4 million and $352.0 million of prepaid pension costs and $230.3 million and $187.7 million of accrued pension costs as of December 31, 2003 and 2002, respectively. The accumulated benefit obligation for all defined benefit pension plans was approximately $3,458 million and $2,876 million at December 31, 2003 and 2002, respectively. In addition, increases in the minimum pension liability related to pension benefits of $138.0 million and $692.8 million are included in other comprehensive loss for the years ended December 31, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Weighted-average assumptions used to determine the benefit obligation as of December 31:

	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2003	2002	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.25%	6.75%	5.5%	5.6%
Expected return on plan assets	8.5%	9.0%	—	—	7.0-7.5%	7.0-7.5%
Rate of compensation increase	3.0%	3.0%	—	—	2.5-3.3%	2.5-3.4%

Weighted-average assumptions used to net periodic benefit cost for the years ended December 31:

	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2003	2002	2003	2002	2003	2002
Discount rate	6.75%	7.5%	6.75%	7.5%	5.6%	6.0%
Expected return on plan assets	9.0%	10.0%	—	—	7.0-7.5%	7.0-7.5%
Rate of compensation increase	3.0%	3.0%	—	—	2.5-3.4%	2.5%

The Company evaluates its discount rate assumption annually as of December 31 for each of its retirement-related benefit plans based upon the yield of high quality, fixed-income debt instruments.

The Company’s expected return on plan assets is evaluated annually based upon a detailed study which includes a review of anticipated future long-term performance of individual asset classes, and consideration of the appropriate asset allocation strategy to provide for the timing and amount of benefits included in the projected benefit obligation. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term prospective rate.

For measurement purposes, the Company has made the following assumptions for its Other Benefits:

	Other Benefits
	2003	2002
Health care cost trend rate	8.5%	9.0%
Ultimate health care trend rate	5.5%	5.5%
Year ultimate health care trend rate reached	2009	2009

The assumed health care trend rate has a significant impact on the amounts reported for Other Benefits plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost		APBO
	(Millions of Dollars)
100 basis point (bp) increase in health care trend rate	$	+ 3.2	$	+ 41.9
100 bp decrease in health care trend rate		-2.8		-36.3

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act was signed into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The FASB has not yet issued specific authoritative accounting guidance related to this new law. As such, the Company has not recorded any benefit for any subsidies that could ultimately be received. Such amounts could materially affect the Company’s financial statements in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table illustrates the sensitivity to a change in certain assumptions for Pension Benefits and Other Benefits. The changes in these assumptions have no impact on the Company’s 2004 funding requirements.

	United States Plans										International Plans
	Pension Benefits						Other Plans				Pension Benefits
	Impact on pension Expense		Impact on PBO		Impact on equity		Impact on benefit expense		Impact on APBO		Impact on pension Expense		Impact on PBO		Impact on equity
(Millions of dollars)
25 bp decrease in discount rate	$	+ 2.1	$	+ 24.1	$	- 23.6	$	+ 1.4	$	+ 14.5	$	+ 5.6	$	+ 83.8	$	- 80.3
25 bp increase in discount rate		- 2.1		- 22.9		+ 22.4		- 1.4		- 14.5		- 5.9		- 85.1		+ 81.3
25 bp decrease in rate of return on assets		+ 1.6		—		—		—		—		+ 4.5		—		—
25 bp increase in rate of return on assets		- 1.6		—		—		—		—		-4.5		—		—

The Company’s pension plan weighted-average asset allocations at the measurement dates of December 31, 2003, and 2002, by asset category are as follows:

	United States Plan Assets December 31			International Plan Assets December 31
	Actual		Target	Actual		Target
	2003	2002	2004	2003	2002	2004
Asset Category
Equity securities	71%	68%	75%	44%	40%	40%
Debt securities	29%	32%	25%	56%	58%	60%
Real estate	—	—	—	—	2%	—

Total	100%	100%	100%	100%	100%	100%

The Company invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include, U.S. domestic equities, emerging market equities, global high quality and high yield fixed income and real estate. The Company expects to contribute approximately $71 million to its pension plans in 2004.

The following table benefit payments, which reflect expected future service, as appropriate, expected to be paid:

	United States Plans		International Plans
	Pension Benefits	Other Benefits	Pension Benefits
	(Millions of Dollars)
2004	$65.3	$46.0	$133.5
2005	65.2	43.9	136.2
2006	65.9	41.9	140.4
2007	66.5	40.2	146.0
2008	68.6	38.5	150.0
Years 2009 - 2013	357.8	170.5	803.6

The Company also maintains a defined-contribution savings plan that is qualified under Section 401(k) of the Internal Revenue Code. Prior to October 1, 2001, the Company generally matched 50% of an employee’s first 8% of before-tax contributions. Where permitted, subsequent to October 1, 2001, the Company suspended its matching contribution in connection with the Restructuring Proceedings. The total expense attributable to the Company’s defined-contribution savings plan was $2.3 million, $4.9 million, and $11.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Commencing January 1, 2004, the Company has reinstated a matching contribution for its defined-contribution plan at 25% of an employee’s first 8% of before-tax contributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

20. Litigation and Environmental Matters

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

Recorded Liability

In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.4 billion as of December 31, 2003) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States and the U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors committee consisting in large part of representatives of asbestos claimants has been appointed. March 3, 2003 was the bar date for the filing of all asbestos-related property damage claims. The Company’s obligations with respect to present and future claims could be determined through litigation in Bankruptcy Court, the High Court, and/or through negotiations with each of the official committees appointed.

In December of 2000, the Company entered into $250 million of surety bonds on behalf of the T&N Companies to meet certain collateral requirements for asbestos indemnity obligations associated with their prior membership in the Center for Claims Resolution (“CCR”). This amount was stepped down by contract to $225 million effective June, 2001. As a result of the filing, the Company has sought declaratory and injunctive relief in an adversary proceeding filed in the Bankruptcy Court, in order to enjoin any post-petition payments to asbestos claimants by the CCR and any post-petition draw by the CCR on $225 million in face amount of the surety bonds. The CCR now seeks to draw on the surety bonds to fund past and future payments although the basis of such draw, the validity of such claims under the pre-petition bond terms, and whether such draw may be utilized to pay obligations of other CCR members are all disputed. On March 28, 2003, the Federal District Court Judge held that, with respect to phase one, the CCR has the right to draw upon the bonds to the extent that a settlement between an individual and the CCR member was consummated, i.e., a release has been obtained from such individual. The CCR has appealed and the ruling was modified to require a state-by-state analysis of what constitutes a release. This is in process, as is a yet to be heard second phase of litigation, which will ultimately determine the amount of any such draw. As a result of information obtained during the initial discovery phase of this litigation, the Company along with other defendants, sought and obtained leave to five amended complaints against the CCR.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company also issued various letters of credit in connection with asbestos lawsuits that had resulted in verdicts against the Company prior to its filing for bankruptcy protection. The letters of credit were issued as security for the judgments entered against the Company to permit the Company to pursue appeals to those judgments. The Bankruptcy Court lifted the automatic stay with respect to certain cases where letters of credit were in place to allow the appeals of those cases to proceed. During 2003, the final appeal in three of these cases were denied, and draws were made upon the letters of credit of approximately $16.0 million. At December 31, 2003, there are approximately $2.1 million of additional letters of credit available. At December 31, 2003, the draws on these letters of credit are recorded as debt within liabilities subject to compromise.

Except for the effect of foreign currency, the Company has not adjusted its estimate of the asbestos liability since September 30, 2001. This liability is included in the consolidated balance sheet under the caption “Liabilities subject to compromise” as of December 31, 2003 for the Company’s U.S. and U.K. subsidiaries.

While the Company believes that the liability recorded was appropriate as of October 1, 2001 for anticipated losses arising from asbestos-related claims against the T&N Companies through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the Restructuring Proceedings, the number of future claims that will be included in a plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact that historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

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

Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of December 31, 2003, the recorded insurance recoverable was $636.8 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded an asbestos charge in 2003 of $38.9 million. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers of Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. Approval is expected in early 2004. In December 2002, the remaining two reinsurers issued separate declaratory proceedings requesting the High Court to interpret certain terms contained in the Asbestos Liability Policy. These proceedings do not request the avoidance of the Asbestos Liability Policy. The Company believes that, based on its review of the insurance policies and advice from outside legal counsel, it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of the claims in excess of the trigger point of the insurance.

The ultimate realization of insurance proceeds is directly related to the amount of related covered claims paid by the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount, up to the cap of the insurance layer. If the ultimate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change, other than to reflect the settlement discussed above and foreign exchange translation, to the recorded amounts since the Company initiated the Restructuring Proceedings. Accordingly, the recorded amounts for this insurance recoverable asset change significantly based upon events that occur from the Restructuring Proceedings.

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy, based upon their financial condition. The U.S. claims’ costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater than $1.69/£, the Company will effectively have a premium on 100% recovery on claims paid. As of December 31, 2003, the $636.8 million insurance recoverable asset includes an exchange rate premium of approximately $28.1 million.

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

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $85.0 million in Wagner liabilities as of December 31, 2003) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

As a result of the Restructuring Proceedings, pending asbestos-related litigation is stayed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

While the Company believes that the liability recorded was appropriate as of October 1, 2001 for anticipated losses arising from asbestos-related claims related to Abex and Wagner through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the proceeding, the number of future claims that will be included in a plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

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

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $115.7 million as of December 31, 2003.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action against the Debtors and a number of insurance carriers in the Company’s Restructuring Proceedings. In its complaint, Dresser alleged that it has rights under certain primary and excess general liability insurance policies that may be shared with one of the Debtors, Federal-Mogul Products (“FMP”) as the successor to Wagner Electric Corporation. Dresser seeks, among other things, a declaration of the parties respective rights and obligations under the policies and a partition of the competing rights of Dresser and FMP under the policies. FMP answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of FMP’s rights to the policies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $53.5 million as of December 31, 2003.

The ultimate realization of insurance proceeds is directly related to the amount of related covered claims paid by the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts due to the uncertainties created by the Restructuring Proceedings. Accordingly, the recorded amounts for this insurance recoverable asset change materially based upon events that occur from the Restructuring Proceedings.

The Company believes that based on its review of the insurance policies, the financial viability of the insurance carriers, and advice from outside legal counsel, it is probable that Abex and Wagner will realize an insurance recoverable correlating with the respective liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

All claims alleging exposure to the products of the Company and of Fel-Pro have been stayed as a result of the Restructuring Proceedings.

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability and the insurance recoverable asset as of December 31, 2002 and December 31, 2003:

	T&N Companies	Abex	Wagner	Other	Total
	(Millions of Dollars)
Liability:
Balance at December 31, 2002	$1,347.9	$129.5	$85.0	$2.7	$1,565.1
Judgments rendered	(16.0)	—	—	—	(16.0)
Foreign exchange	19.3	—	—	—	19.3

Balance at December 31, 2003	$1,351.2	$129.5	$85.0	$2.7	$1,568.4

Asset:
Balance at December 31, 2002	$610.8	$116.3	$53.5	$—	$780.6
Cash receipts	—	(0.6)	—	—	(0.6)
Adjustment for reinsurance settlement	(38.9)	—	—	—	(38.9)
Foreign exchange	65.0	—	—	—	65.0

Balance at December 31, 2003	$636.9	$115.7	$53.5	$—	$806.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

At most of the sites that are likely to be the costliest to remediate, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company’s exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company’s share of the total waste has generally been small. The other companies, which also sent wastes, often numbering in the hundreds or more, generally include large, solvent publicly owned companies, and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste.

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

Environmental reserves were $66.0 million and $64.6 million at December 31, 2003 and 2002, respectively and are included in the consolidated balance sheets as follows:

	December 31
	2003	2002
	(Millions of Dollars)
Current liabilities	$15.1	$14.2
Long-term accrued liabilities	27.1	27.5
Liabilities subject to compromise	23.8	22.9

	$66.0	$64.6

The increase in the reserves during 2003 resulted primarily from the addition of new sites and revision of cost estimates to remediate current sites, offset by remediation payments made during the period. Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2003, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $40 million.

Environmental reserves subject to compromise include those that may be reduced in the Company’s bankruptcy proceeding because they may be determined to be “dischargeable debts” incurred prior to the Company’s filing for bankruptcy. Such liabilities generally arise at either (1) commercial waste disposal sites to which the Company and other companies sent wastes for disposal, or (2) sites in relation to which the Company has a contractual obligation to indemnify the current owner of a site for the costs of cleanup of contamination that was released into the environment before the Company sold the site.

Environmental reserves determined not to be subject to compromise include those which arise from a legal obligation of the Company, under an administrative or judicial order, to perform cleanup at a site. Such obligations are normally associated with sites, which a bankrupt entity such as the Company owns and either operates or formerly operated.

The best estimate of environmental liability at a site may change from time to time during a bankruptcy proceeding even though the liability relating to that site is subject to compromise and the Company’s responsibility to make payments is stayed. Notwithstanding the stay of proceedings regarding such a site, activities such as further site investigation and/or actual cleanup work usually continue to be performed by other parties. Such activities may produce new and better information that requires the Company to revise its best estimate of total site cleanup costs and its own share of such costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

21. Operations by Reporting Segment and Geographic Area

The Company’s integrated operations are included in five reporting segments generally corresponding to major product groups: Powertrain, Sealing Systems and Systems Protection, Friction, Aftermarket and Other. Segment information for the years ended December 31, 2002 and 2001 has been reclassified to reflect organizational changes implemented in January 2003.

Powertrain products are used primarily in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, valve train and transmission products and connecting rods. These products are offered under the Federal-Mogul, Glyco, Goetze and Nural brand names. These products are either sold as individual components or, increasingly, offered to automotive manufacturers assembled in a power cylinder system. This strategic product offering adds value to the customer by simplifying the assembly process, lowering costs and reducing vehicle development time. Powertrain operates 47 manufacturing facilities in 12 countries, serving many major automotive, heavy-duty diesel and industrial customers worldwide.

Sealing Systems and Systems Protection products include dynamic seals, gaskets (static seals) and element resistant sleeving systems protection products. The products within this group are marketed under the brand names of Federal-Mogul, National, BCA, Fel-Pro, Payen and Glockler. Sealing Systems and Systems Protection operates 30 manufacturing facilities in 12 countries, serving many major automotive, heavy-duty diesel and industrial customers worldwide.

Friction products are used in automotive and heavy-duty applications and the primary products of this segment include brake disc pads, brake shoes, and brake linings and blocks. Federal-Mogul has a well-balanced portfolio of world-class brand names, including Abex, Beral, Wagner and Ferodo. Federal-Mogul supplies OEM friction products to all the major customers in the light vehicle, commercial vehicle and railway sectors and is also very active in the aftermarket. Friction operates 15 manufacturing facilities in 10 countries, serving many major automotive, railroad and industrial customers worldwide.

Aftermarket distributes products manufactured within the above segments, or purchased, to the independent automotive, heavy-duty and industrial aftermarkets. The segment also includes manufacturing operations for brake, chassis, ignition, lighting, fuel and wiper products. Federal-Mogul is a leader in several key aftermarket product lines. These products are marketed under the brand names Champion, Fel-Pro, Carter, ANCO, Moog, Wagner, Ferodo, Glyco and Sealed Power. Aftermarket operates 23 manufacturing facilities and 29 distribution centers in 19 countries, serving a diverse base of distributors and retail customers around the world. All product transferred into Aftermarket from other reporting segments is transferred at cost in the United States and at agreed-upon transfer prices internationally.

Other is comprised of the Company’s Asia Pacific operations and Corporate functions. Asia Pacific encompasses the Company’s commercial activities from manufacturing, distribution and sales in this geographic region. The Company operates approximately 20 manufacturing and distribution facilities in this region, as well as an engineering technical center in Yokohama, Japan. Corporate functions is comprised of headquarters and central support costs for information technology, human resources, finance and other corporate activities as well as certain health and welfare costs for pension and other post-employment benefits for the Company’s retirees. Current period service costs for active employees are included in the results of operations for each of the Company’s reporting segments.

The Company has aggregated certain individual product segments within its five reporting segments. The accounting policies of the segments are the same as that of the Company. Revenues related to Powertrain, Sealing Systems and Systems Protection, and Friction products sold to OE customers are recorded within the respective segments. Revenues from such products sold to aftermarket customers are recorded within the Aftermarket segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As noted in Note 3, the Company adopted SFAS No. 142 effective January 1, 2002. Note 3 includes the pro-forma effect of SFAS No. 142 on reported results for the year ended December 31, 2001. The Operational EBIT amounts for 2001 below have not been adjusted for the pro-forma effects of the adoption of SFAS No. 142.

Net Sales and Gross Margin information by reporting segment is as follows:

	Net Sales			Gross Margin
	Year Ended December 31			Year Ended December 31
	2003	2002	2001	2003	2002	2001
	(Millions of Dollars)
Powertrain	$1,839	$1,652	$1,567	$255	$260	$265
Sealing Systems and Systems Protection	620	639	630	103	124	131
Friction	431	374	339	116	97	60
Aftermarket	2,576	2,455	2,485	612	548	570
Other	80	64	72	1	(8)	29

Total	$5,546	$5,184	$5,093	$1,087	$1,021	$1,055

Operational EBIT by reporting segment is as follows:

	Operational EBIT
	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Powertrain	$131	$103	$127
Sealing Systems and Systems Protection	27	45	34
Friction	51	45	3
Aftermarket	347	293	234
Other	(305)	(281)	(271)

Total Segments Operational EBIT	251	205	127

Items required to reconcile Operational EBIT to loss from continuing operations before income tax expense and cumulative effect of change in accounting principle:
Interest expense, net	(98)	(123)	(275)
Restructuring charges, net	(34)	(41)	(37)
Adjustment of assets held for sale and other long-lived assets to fair value	(106)	(63)	(328)
Gain on extinguishment of debt	—	—	72
Chapter 11 and Administration related reorganization costs	(97)	(107)	(57)
Other	(49)	6	(10)

Loss From Continuing Operations Before Income Tax Expense and Cumulative Effect of Change in Accounting Principle	$(133)	$(123)	$(508)

Total Assets, Capital Expenditures, and Depreciation and Amortization information by reporting segment is as follows:

	Total Assets		Capital Expenditures			Depreciation and Amortization
	December 31		Year Ended December 31			Year Ended December 31
	2003	2002	2003	2002	2001	2003	2002	2001
	(Millions of Dollars)
Powertrain	$1,957	$1,861	$137	$183	$156	$140	$119	$122
Sealing Systems and Systems Protection	1,249	1,237	45	42	37	50	46	57
Friction	696	618	62	69	49	45	39	47
Aftermarket	2,912	2,718	34	31	41	55	55	89
Other	1,303	1,479	21	9	14	15	13	37

Total	$8,117	$7,913	$299	$334	$297	$305	$272	$352

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table shows geographic information:

	Net Sales			Net Property, Plant and Equipment
	Year Ended December 31			December 31
	2003	2002	2001	2003	2002
	(Millions of Dollars)
United States	$2,731	$2,834	$2,814	$911	$948
United Kingdom	441	427	408	225	246
Germany	804	652	627	552	464
France	457	348	343	215	182
Other	1,113	923	901	502	433

Total	$5,546	$5,184	$5,093	$2,405	$2,273

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

22. Subsequent Event (Unaudited)

On March 5, 2004, a fire destroyed the Company’s Smithville, Tennessee distribution center. This facility was the Company’s primary source for supplying chassis parts to the North American aftermarket. The Company does not believe this incident will impact its long-term ability to supply chassis products to the North American aftermarket, and is taking appropriate measures to minimize any impact this incident may have on short-term product availability.

Sales fulfilled from this distribution center during the year ended December 31, 2003 approximated $200 million. In addition, this distribution center had inventory on-hand of approximately $46 million at December 31, 2003, and approximately $51 million at March 5, 2004. The net book value of this building at December 31, 2003 was approximately $6 million. Management believes its insurance coverage is adequate to cover its direct and indirect costs resulting from the fire, but is unable to estimate with certainty the extent to which incremental costs not directly attributable to the fire may be reimbursed under its insurance policies.

The Company has temporarily leased a facility to conduct its distribution operations while plans for permanent arrangements can be developed and implemented. To replace inventory damaged or destroyed in the fire, other Federal-Mogul facilities have increased production of chassis parts through additional production shifts or overtime production.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

23. Quarterly Financial Data (Unaudited)

The quarterly information below has been restated from the Quarterly Reports on Forms 10-Q for the impact of discontinued operations. Discontinued operations are further discussed in Note 6 to the consolidated financial statements, “Discontinued Operations and Acquisition.”

	First	Second	Third	Fourth(1)	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2003:
Net sales	$1,367.2	$1,428.3	$1,337.6	$1,412.9	$5,546.0
Gross margin	272.6	294.4	250.6	269.3	1,086.9
Loss from continuing operations	(37.1)	(0.7)	(27.0)	(120.7)	(185.5)
Net loss	(34.2)	(5.3)	(29.3)	(120.7)	(189.5)
Diluted loss per share	(0.39)	(0.06)	(0.34)	(1.38)	(2.17)
Stock price
High	$0.47	$0.44	$0.36	$0.40
Low	$0.07	$0.12	$0.10	$0.07
Dividend per share	—	—	—	—

	First(2)	Second	Third	Fourth	Year
Year ended December 31, 2002:
Net sales	$1,281.2	$1,377.1	$1,287.1	$1,238.9	$5,184.3
Gross margin	258.9	284.5	242.9	235.1	1,021.4
Earnings (loss) from continuing operations	(46.3)	14.1	(79.7)	(89.0)	(200.9)
Net earnings (loss)	(1,443.5)	0.5	(73.4)	(112.5)	(1,628.9)
Diluted earnings (loss) per share	(17.81)	0.17	(0.89)	(1.33)	(19.62)
Stock price
High	$1.20	$1.20	$0.73	$0.63
Low	$0.80	$0.43	$0.53	$0.21
Dividend per share	—	—	—	—

(1)	Includes a $38.9 million asbestos charge and $101.5 million in charges for adjustment of assets held for sale and other long-lived assets to fair value.
(2)	Includes a $1,417.9 million charge, net of applicable income tax benefit, for the cumulative effect of the adoption of SFAS No. 142

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

24. Consolidating Condensed Financial Information of Guarantor Subsidiaries

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

As a result of the Restructuring Proceedings (see Note 1 “Voluntary Reorganization Under Chapter 11 and Administration”) certain of the liabilities, as shown below, were liabilities subject to compromise as of the Petition date:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(Millions of Dollars)
Accounts payable	$57.5	$115.1	$29.2	$201.8
Other accrued liabilities	6.9	0.8	10.5	18.2
Environmental liabilities	23.3	—	0.5	23.8
Interest payable	43.7	0.2	—	43.9
Debt	4,019.7	1.0	—	4,020.7
Asbestos liabilities	1.5	232.5	1,334.4	1,568.4
Company-obligated mandatorily redeemable preferred securities of subsidiary holding solely convertible subordinated debentures of the Company	—	—	211.0	211.0

	$4,152.6	$349.6	$1,585.6	$6,087.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Year Ended December 31, 2003

(Millions of Dollars)

	Unconsolidated			Eliminations		Consolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Discontinued Operations	Inter- Company
Net sales	$1,085.1	$1,666.5	$3,939.1	$(67.8)	$(1,076.9)	$5,546.0
Cost of products sold	894.4	1,284.9	3,415.9	(59.2)	(1,076.9)	4,459.1

Gross margin	190.7	381.6	523.2	(8.6)	—	1,086.9
Selling, general and administrative expenses	283.6	216.5	374.8	(2.8)	—	872.1
Amortization of intangible assets	2.8	4.8	9.3	—	—	16.9
Restructuring charges, net	—	10.3	25.7	(1.8)	—	34.2
Adjustment of assets held for sale and other long-lived assets to fair value	—	28.4	77.6	—	—	106.0
Asbestos charge	—	—	38.9	—	—	38.9
Interest expense (income), net	100.7	—	(2.7)	0.2	—	98.2
Chapter 11 and Administration related reorganization expenses	97.1	—	—	—	—	97.1
Equity in earnings of unconsolidated subsidiaries	—	(6.7)	(20.6)	—	—	(27.3)
Other (income) expense, net	(119.1)	(9.4)	120.1	(7.8)	—	(16.2)

Earnings (loss) from continuing operations before income taxes and equity in loss of subsidiaries	(174.4)	137.7	(99.9)	3.6	—	(133.0)
Income tax expense	(20.9)	4.0	69.8	(0.4)	—	52.5

Earnings (loss) from continuing operations before equity in loss of subsidiaries	(153.5)	133.7	(169.7)	4.0	—	(185.5)
Loss from discontinued operations, net of income taxes	—	—	—	(4.0)	—	(4.0)
Equity in loss of subsidiaries	(36.0)	(0.8)	—	—	36.8	—

Net Loss	$(189.5)	$132.9	$(169.7)	$—	$36.8	$(189.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Year Ended December 31, 2002

(Millions of Dollars)

	Unconsolidated			Eliminations		Consolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Discontinued Operations	Inter- Company
Net sales	$1,191.8	$1,783.9	$3,126.5	$(238.1)	$(679.8)	$5,184.3
Cost of products sold	979.4	1,418.3	2,662.4	(217.4)	(679.8)	4,162.9

Gross margin	212.4	365.6	464.1	(20.7)	—	1,021.4
Selling, general and administrative expenses	201.4	272.8	352.1	(9.6)	—	816.7
Amortization of intangible assets	3.1	6.3	4.7		—	14.1
Restructuring charges, net	—	15.4	27.9	(2.8)	—	40.5
Adjustment of assets held for sale and other long-lived assets to fair value	3.3	34.8	32.1	(7.3)	—	62.9
Interest expense (income), net	128.3	—	(5.5)	0.6	—	123.4
Chapter 11 and Administration related reorganization expenses	107.4	—	—		—	107.4
Equity in earnings of unconsolidated subsidiaries	—	(4.8)	(15.0)		—	(19.8)
Other (income) expense, net	(123.3)	5.8	115.5	1.2	—	(0.8)

Earnings (loss) from continuing operations before income taxes, cumulative effect of change in accounting principle and equity in loss of subsidiaries	(107.8)	35.3	(47.7)	(2.8)	—	(123.0)
Income tax expense	3.9	33.2	53.7	(12.9)	—	77.9

Earnings (loss) from continuing operations before cumulative effect of change in accounting principle and equity in loss of subsidiaries	(111.7)	2.1	(101.4)	10.1	—	(200.9)
Cumulative effect of change in accounting principle, net of applicable tax benefits	(3.8)	432.8	988.9	—	—	1,417.9

Loss from continuing operations before equity in loss of subsidiaries	(107.9)	(430.7)	(1,090.3)	10.1	—	(1,618.8)
Loss from discontinued operations, net of income taxes	—	—	—	(10.1)	—	(10.1)
Equity in loss of subsidiaries	(1,521.0)	(686.7)	—	—	2,207.7	—

Net Loss	$(1,628.9)	$(1,117.4)	$(1,090.3)	$—	$2,207.7	$(1,628.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Year Ended December 31, 2001

(Millions of Dollars)

	Unconsolidated			Eliminations		Consolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Discontinued Operations	Inter- Company
Net sales	$1,252.6	$1,826.4	$2,925.4	$(364.0)	$(547.4)	$5,093.0
Cost of products sold	1,050.0	1,483.0	2,396.1	(344.1)	(547.4)	4,037.6

Gross margin	202.6	343.4	529.3	(19.9)	—	1,055.4
Selling, general and administrative expenses	278.6	218.3	343.1	(31.3)	—	808.7
Amortization of intangible assets	20.1	42.8	52.4	(5.8)	—	109.5
Restructuring charges, net	12.2	—	25.8	(0.6)	—	37.4
Adjustment of assets held for sale and other long-lived assets to fair value	0.7	380.9	163.5	(217.0)	—	328.1
Interest expense, net	269.8	0.2	4.8	—	—	274.8
Chapter 11 and Administration related reorganization expenses	57.3	—	—	—	—	57.3
Gain on early retirement of debt	(72.2)	—	—	—	—	(72.2)
Equity in earnings of unconsolidated subsidiaries	—	(5.3)	(9.2)	—	—	(14.5)
Other (income) expense, net	(60.0)	67.5	66.0	(39.0)	—	34.5

Loss from continuing operations before income taxes	(303.9)	(361.0)	(117.1)	273.8	—	(508.2)
Income tax expense (benefit)	150.5	(8.2)	77.2	10.1	—	229.6

Loss from continuing operations before equity in loss of subsidiaries	(454.4)	(352.8)	(194.3)	263.7	—	(737.8)

Loss from discontinued operations, net of income taxes	—	—	—	(263.7)	—	(263.7)
Equity in loss of subsidiaries	(547.1)	(88.5)	—	—	635.6	—

Net Loss	$(1,001.5)	$(441.3)	$(194.3)	$—	$635.6	$(1,001.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED BALANCE SHEET

December 31, 2003

(Millions of Dollars)

	Unconsolidated			Eliminations	Consolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and equivalents	$21.7	$—	$450.7	$—	$472.4
Accounts receivable, net	180.3	290.1	506.1	—	976.5
Inventories, net	100.3	280.7	453.4	—	834.4
Prepaid expenses	65.3	29.3	162.9	—	257.5

Total Current Assets	367.6	600.1	1,573.1	—	2,540.8

Property, plant and equipment	277.9	625.0	1,501.9	—	2,404.8
Goodwill and indefinite-lived intangible assets	517.6	664.3	335.2	—	1,517.1
Definite-lived intangible assets, net	79.5	87.0	181.5	—	348.0
Investment in subsidiaries	6,461.0	2,991.0	—	(9,452.0)	—
Intercompany accounts, net	(3,539.2)	2,957.0	582.2	—	—
Asbestos-related insurance recoverable	—	171.3	634.8	—	806.1
Prepaid pension costs	22.9	—	286.3	—	309.2
Other noncurrent assets	21.0	29.2	140.5	—	190.7

Total Assets	$4,208.3	$8,124.9	$5,235.5	$(9,452.0)	$8,116.7

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Short-term debt, including current portion of long-term debt	$0.2	$—	$14.6	$—	$14.8
Accounts payable	44.1	54.2	234.0	—	332.3
Accrued compensation	68.6	23.7	154.7	—	247.0
Accrued rebates	14.8	14.1	30.8		59.7
Restructuring and rationalization reserves	1.8	4.7	51.2	—	57.7
Accrued income taxes	2.9	—	28.5	—	31.4
Other accrued liabilities	118.9	26.6	130.4	—	275.9

Total Current Liabilities	251.3	123.3	644.2	—	1,018.8

Liabilities subject to compromise	4,152.6	349.6	1,585.6	—	6,087.8

Long-term debt	320.0	—	11.2	—	331.2
Post employment benefits	740.6	—	976.0	—	1,716.6
Long-term portion of deferred income taxes	—	—	70.4	—	70.4
Other accrued liabilities	91.3	0.1	123.0	—	214.4
Minority interest in consolidated subsidiaries	29.4	25.0	—	—	54.4
Shareholders’ Equity (Deficit)	(1,376.9)	7,626.9	1,825.1	(9,452.0)	(1,376.9)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,208.3	$8,124.9	$5,235.5	$(9,452.0)	$8,116.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED BALANCE SHEET

December 31, 2002

(Millions of Dollars)

	Unconsolidated			Eliminations	Consolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Cash and equivalents	$31.9	$—	$363.2	$—	$395.1
Accounts receivable, net	171.8	310.0	464.8	—	946.6
Inventories, net	62.5	351.9	385.7	—	800.1
Prepaid expenses	41.1	33.0	143.2	—	217.3

Total Current Assets	307.3	694.9	1,356.9	—	2,359.1

Property, plant and equipment	244.6	687.4	1,341.0	—	2,273.0
Goodwill and indefinite-lived intangible assets	536.3	681.1	347.8	—	1,565.2
Definite-lived intangible assets, net	87.6	91.7	172.3	—	351.6
Investment in subsidiaries	6,394.2	2,977.5	—	(9,371.7)	—
Intercompany accounts, net	(3,424.6)	2,295.2	1,129.4	—	—
Asbestos-related insurance recoverable	—	171.9	608.7	—	780.6
Prepaid pension costs	71.2	—	290.3	—	361.5
Other noncurrent assets	43.7	36.5	142.1	—	222.3

Total Assets	$4,260.3	$7,636.2	$5,388.5	$(9,371.7)	$7,913.3

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Short-term debt, including current portion of long-term debt	$314.7	$—	$31.4	$—	$346.1
Accounts payable	44.5	67.0	207.4	—	318.9
Accrued compensation	91.4	25.3	125.4	—	242.1
Accrued rebates	14.2	13.5	19.0		46.7
Restructuring and rationalization reserves	13.9	18.1	58.8	—	90.8
Accrued income taxes	9.2	—	33.9	—	43.1
Other accrued liabilities	123.9	28.1	164.7	—	316.7

Total Current Liabilities	611.8	152.0	640.6	—	1,404.4

Liabilities subject to compromise	4,111.1	363.6	1,578.5	—	6,053.2

Long-term debt	—	—	14.3	—	14.3
Post employment benefits	813.5	—	727.7	—	1,541.2
Long-term portion of deferred income taxes	2.5	—	49.9	—	52.4
Other accrued liabilities	102.7	1.4	101.6	—	205.7
Minority interest in consolidated subsidiaries	22.3	23.4	—	—	45.7
Shareholders’ Equity (Deficit)	(1,403.6)	7,095.8	2,275.9	(9,371.7)	(1,403.6)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,260.3	$7,636.2	$5,388.5	$(9,371.7)	$7,913.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 2003

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided From (Used By) Operating Activities	$(197.6)	$333.4	$183.2	$—	$319.0

Expenditures for property, plant and equipment	(46.1)	(78.7)	(176.1)	—	(300.9)
Net proceeds from sale of businesses	—	23.3	0.3	—	23.6

Net Cash Used By Investing Activities	(46.1)	(55.4)	(175.8)	—	(277.3)

Proceeds from issuance of long-term debt	—	—	1.2	—	1.2
Principal payments on long-term debt	—	—	(4.3)	—	(4.3)
Proceeds from borrowings on DIP credit facility	125.5	—	—	—	125.5
Principal payments on DIP credit facility	(120.2)	—	—	—	(120.2)
Increase (decrease) in short-term debt	0.2	—	(16.8)	—	(16.6)
Change in intercompany accounts	178.0	(278.0)	100.0	—	—

Net Cash Provided From (Used By) Financing Activities	183.5	(278.0)	80.1	—	(14.4)

Effect of Foreign Currency Exchange Rate Fluctuations on Cash and equivalents	50.0	—	—	—	50.0

Net Increase (Decrease) in Cash and Equivalents	$(10.2)	$—	$87.5	$—	$77.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 2002

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided From (Used By) Operating Activities	$181.8	$118.9	$(44.2)	$—	$256.5
Expenditures for property, plant and equipment	(41.6)	(90.9)	(206.6)	—	(339.1)
Net proceeds from sale of businesses	7.5	6.0	21.1	—	34.6

Net Cash Used By Investing Activities	(34.1)	(84.9)	(185.5)	—	(304.5)

Proceeds from issuance of long-term debt	—	—	6.6	—	6.6
Principal payments on long-term debt	—	—	(2.4)	—	(2.4)
Proceeds from borrowings on DIP credit facility	75.0	—	—	—	75.0
Principal payments on DIP credit facility	(10.3)	—	—	—	(10.3)
Increase (decrease) in short-term debt	—	(0.5)	7.0	—	6.5
Change in intercompany accounts	(275.3)	(37.0)	312.3	—	—

Net Cash Provided From (Used By) Financing Activities	(210.6)	(37.5)	323.5	—	75.4

Effect of Foreign Currency Exchange Rate Fluctuations on Cash and equivalents	20.8	—	—	—	20.8

Net Increase (Decrease) in Cash and Equivalents	$(42.1)	$(3.5)	$93.8	$—	$48.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 2001

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

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

To Our Shareholders:

The management of Federal-Mogul Corporation (the “Company”) has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The financial statements were prepared in accordance with accounting principles generally accepted in the United States and include amounts based on the best estimates and judgments of management. Management also prepared the other financial information in this report and is responsible for its accuracy and consistency with the financial statements. The Company has retained independent auditors, ratified by election by the shareholders, to audit the financial statements.

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

/s/ Charles G. McClure, Jr.
Charles G. McClure, Jr.
Chief Executive Officer

/s/ G. Michael Lynch
G. Michael Lynch
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, represents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Federal-Mogul Corporation and subsidiaries will continue as a going concern. As more fully described in the notes to the consolidated financial statements, on October 1, 2001, Federal-Mogul Corporation and its wholly-owned United States subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, certain Federal-Mogul subsidiaries in the United Kingdom have filed jointly for Chapter 11 and Administration under the United Kingdom Insolvency Act of 1986. Uncertainties inherent in the bankruptcy process raise substantial doubt about Federal-Mogul Corporation’s ability to continue as a going concern. Management’s intentions with respect to these matters are also described in the notes. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002.

/S/ ERNST & YOUNG LLP
Detroit, Michigan
February 6, 2004, except as to the fifth paragraph of Note 1, as to which the date is March 4, 2004 except as to the second

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003, subject to the limitations previously described.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers:

Gerhard Böhm – Senior Vice President, Powertrain

David A. Bozynski – Vice President and Treasurer

Thomas B. Conaghan – Senior Vice President, Sealing Systems and Systems Protection

Rene L. F. Dalleur – Senior Vice President, Global Friction Products

Joseph P. Felicelli – Senior Vice President, Worldwide Aftermarket Operations

Michael P. Gaynor – Senior Vice President and Chief Information Officer

Charles B. Grant – Vice President, Corporate Development and Strategic Planning

Ramzi Y. Hermiz – Vice President, European Aftermarket

Rainer Jueckstock – Senior Vice President, Global Operations, Powertrain

G. Michael Lynch – Executive Vice President and Chief Financial Officer

Charles G. McClure, Jr. – Chief Executive Officer and President

William G. Quigley III – Vice President and Controller

Dale R. Pilger – Senior Vice President Global OE Sales, Application Engineering, Marketing, and Asia-Pacific Operations

Richard P. Randazzo – Senior Vice President, Human Resources

Brian L. Ruddy – Vice President and Managing Director, Asia

Wilhelm A. Schmelzer – Executive Vice President, Bearings

David M. Sherbin – Vice President, Deputy General Counsel and Secretary

John L. Tobiczyk – Vice President Global Quality and Manufacturing Support

Richard F. Vitkus – Senior Vice President and General Counsel

The Company has adopted the “Federal-Mogul Corporation Financial Code of Ethics” (“Code of Ethics”), which applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and Chief Accounting Officer, other Executive Officers and certain members of the Company’s financial functions. The Code of Ethics is publicly available on the Company’s internet website at www.federal-mogul.com. The Company intends to disclose any change to or waiver from the Code of Ethics, including any implicit waiver, on its internet website, or in a report on Form 8-K.

Directors:

John J. Fannon Director since 1986 Age 70	Mr. Fannon has served as a director of the Company since 1986. He retired as vice chairman of Simpson Paper Company in 1998, a privately held global forest products company, a position he had held since 1993. From 1980 until 1993, Mr. Fannon served as president of Simpson Paper. Mr. Fannon is currently a business consultant.

Paul S. Lewis Director since 1998 Age 67	Mr. Lewis has served as a director of the Company since May 1998. He served as chairman of Terranova Foods plc, a European based supplier of convenience and frozen foods, from October 1998 until June 1999, when the Company was acquired by Uniq plc. He joined Tate & Lyle plc, a multi-national processor of sugar and starch products, as group finance director in 1988 and served as its deputy chairman from 1993 until 1998. He is a former non-executive director of T&N plc and is a non-executive director of Dairy Crest Group plc.

Frank E. Macher Director since 2001 Age 63	Mr. Macher served as the chairman of the board of the Company from July 2003 through January 2004. Previously he served as chairman and chief executive officer since October 2001 and served as chief executive officer from January 2001 until September 2001. Prior thereto, Mr. Macher served as president and chief executive officer of ITT Automotive, a global automotive parts supplier, from July 1997 until January 1999. Previously, he served as the vice president and general manager of the Automotive Components Division of Ford Motor Company. Mr. Macher is also a director of Decoma International and Tenneco Automotive and is a trustee of Kettering University.

Charles G. McClure, Jr. Director since 2001 Age 50	Mr. McClure is chief executive officer and president of the Company. He was appointed to this position in July 2003. Prior to this appointment, he was president and chief operating officer since January 2001. Previously, he was president, chief executive officer and a member of the board of directors of Detroit Diesel Corporation, which was acquired by Daimler-Chrysler Corporation in October 2000. Mr. McClure joined Detroit Diesel in August 1997. Previously, Mr. McClure worked at Johnson Controls, Inc. in a variety of positions. Mr. McClure is also a director of R.L. Polk & Co. and Intermet Corporation.

Robert S. Miller, Jr. Director since 1993 Age 62	Mr. Miller became chairman of the board of the Company in January 2004. He served as the chairman and chief executive officer of Bethlehem Steel Corporation, a global steel manufacturer, from September 2001 until December 2003, when Bethlehem Steel ceased to exist. Mr. Miller served as chairman of the board of the Company from September 2000 until October 2001 and was chief executive officer from September 2000 until January 2001. He served as special advisor to Aetna, Inc., a health insurer, from February 2000 until September 2000. From November 1999 until February 2000, Mr. Miller served as president and a director of Reliance Group Holdings, Inc., a property and casualty insurance company. He served as president and chief executive officer of Waste Management, Inc., a waste transporter, from August 1999 until November 1999 and as chairman of the board of Waste Management from July 1998 until May 1999. Mr. Miller serves as a director of Pope & Talbot, Inc., RJ Reynolds Tobacco Holdings, Symantec Corp., UAL and Waste Management, Inc.

Shirley D. Peterson Director since 2002 Age 62	Ms. Peterson was president of Hood College, an independent liberal arts college, from 1995-2000. From 1989-93, she served in the U.S. government, first appointed by President Bush as assistant attorney general in the Tax Division of the Department of Justice, then as commissioner of the Internal Revenue Service. She also was a partner in the law firm of Steptoe & Johnson, where she spent a total of 22 years from 1969-89 and 1993-94. Ms. Peterson has been an independent trustee of Scudder Mutual Funds since 1995. Ms. Peterson serves as a director of AK Steel Corporation and of the Bryn Mawr College Board of Trustees.

John C. Pope Director Since 1987 Age 54	Mr. Pope has served as chairman of PFI Group, a private investment firm, since 1999. He served as chairman of the board of MotivePower Industries, Inc., a manufacturer and remanufacturer of locomotives and locomotive components from January 1996 to November 1999. Mr. Pope is also a director of Air Canada Corporation, CNF, Inc., Dollar Thrifty Automotive Group, Inc., Kraft Foods Inc., Per-Se Technologies, Inc., RR Donnelley & Sons Company, and Waste Management, Inc.

Geoffrey H. Whalen C.B.E. Director since 1998 Age 68	Sir Geoffrey retired in 1995 as managing director and deputy chairman of Peugeot Motor Company, plc, an automotive manufacturer, positions he held since 1984 and 1990, respectively. He also served as president of the Society of Motor Manufacturers & Traders, the trade association representing vehicle and component makers in the United Kingdom, from 1988-1990 and 1993-1994. Sir Geoffrey is also a director of Coventry Building Society, Camden Motors Ltd. and Novar plc.

The Board of Directors has the following four standing committees: Audit, Governance and Nominating, Compensation and Pension. The membership and chairman of each of the committees is set forth in the table below.

Board Committees

Board Member	Audit	Governance and Nominating	Compensation	Pension
John J. Fannon	X	X	X*	X
Paul S. Lewis	X	X	X	X*
Frank E. Macher
Charles G. McClure, Jr.
Robert S. Miller, Jr.		X	X	X
Shirley D. Peterson	X	X	X	X
John C. Pope	X*	X	X	X
Geoffrey H. Whalen	X	X*	X	X

*	denotes Committee Chairman

The Board of Directors has determined that Paul S. Lewis and John C. Pope are audit committee financial experts. Both Mr. Lewis and Mr. Pope are independent of the Company’s management as defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

During 2003 there were 36 meetings of the Board of Directors. Each of the directors attended 75% or more of the meetings of the Board of Directors and the standing committees on which he or she serves.

ITEM 11. EXECUTIVE COMPENSATION

		Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)		Securities Underlying Options/SARs (No.)	All Other Compensation ($)
Frank E. Macher(1) Former Chairman of the Board and Chief Executive Officer	2003 2002 2001	1,038,470 1,000,000 950,474	2,190,000 2,200,000 2,250,000	(3) (4) (5)	72,402 67,742 —	(6) (6)	— — 150,000	— — 14,100	(7)

Charles G. McClure, Jr.(2) Chief Executive Officer and President	2003 2002 2001	882,701 850,000 807,904	1,861,500 1,870,000 1,850,000	(3) (4) (5)	— — —		— — 125,000	— — 14,100	(7)

G. Michael Lynch Executive Vice President and Chief Financial Officer	2003 2002 2001	519,231 500,000 490,379	1,095,000 1,100,000 790,000	(3) (4) (5)	51,049 — —	(6)	— — —	— — 14,100	(7)
Wilhelm A. Schmelzer Executive Vice President Bearings	2003 2002 2001	519,231 500,000 490,379	965,000 1,075,000 790,000	(3) (4) (5)	— — —		— — —	— — 14,100	(7)

Richard P. Randazzo Senior Vice President Human Resources	2003 2002 2001	399,804 385,000 385,000	958,150 962,000 592,100	(3) (4) (5)	— — —		— — —	— — 10,806	(7)

The named executives’ 2003 base salaries did not increase from 2002 to 2003. The change in salaries reflects one additional by-weekly pay period.

(1)	Mr. Macher served as Chairman and Chief Executive Officer through July 11, 2003. He served as Chairman through January 11, 2004.
(2)	Mr. McClure served as President and Chief Operating Officer through July 11, 2003. He was appointed Chief Executive Officer and President, effective July 11, 2003.
(3)	In 2003, Mr. Macher received a (i) $1,190,000 incentive bonus, and (ii) $1,000,000 retention payment. Mr. McClure received a (i) $1,011,500 incentive bonus, and (ii) $850,000 retention payment. Mr. Lynch received a (i) $595,000 incentive bonus, and (ii) $500,000 retention payment. Mr. Schmelzer received a (i) $565,000 incentive bonus, and (ii) $400,000 retention payment. Mr. Randazzo received a (i) $458,150 incentive bonus, and (ii) $500,000 retention payment.
(4)	In 2002, Mr. Macher received a (i) $1,200,000 incentive bonus, and (ii) $1,000,000 retention payment. Mr. McClure received a (i) $1,020,000 incentive bonus, and (ii) $850,000 retention payment. Mr. Lynch received a (i) $600,000 incentive bonus, and (ii) $500,000 retention payment. Mr. Schmelzer received a (i) $575,000 incentive bonus, and (ii) $500,000 retention payment. Mr. Randazzo received a (i) $462,000 incentive bonus and (ii) $500,000 retention payment.
(5)	In 2001, Mr. Macher received a (i) $1,000,000 incentive bonus; (ii) $500,000 signing bonus, and (iii) special bonus of $750,000, all in accordance with his employment agreement. Mr. McClure received a (i) $850,000 incentive bonus, (ii) $375,000 signing bonus, and (iii) special bonus of $625,000, all in accordance with his employment agreement. Messrs. Lynch and Schmelzer each received a (i) $290,000 incentive bonus, and (ii) $500,000 retention bonus. Mr. Randazzo received a (i) $192,100 incentive bonus, and (ii) $400,000 retention bonus.
(6)	Includes transportation expenses for Mr. Macher of $71,032 in 2003 and $58,433 in 2002, and transportation expenses for Mr. Lynch of $43,756 in 2003.
(7)	Includes contributions in 2001 of $14,100 for Messrs. Macher, McClure, Lynch and Schmelzer and $10,806 for Mr. Randazzo to the Salaried Employees’ Investment Program and Match Reinstatement Plan. Company contributions to both programs were suspended in November 2001.

Compensation of Directors

Non-employee directors receive a retainer of $8,750 for each calendar quarter. In addition, they are paid $1,500 for each meeting of the Board of Directors they attend and $1,000 for each Committee meeting they attend. Mr. Miller receives an additional annual retainer of $100,000 for his service as Chairman of the Board. The Chairmen of the Governance and Nominating Committee and the Pension Committee receive an additional annual retainer of $5,000. The Chairman of the Compensation Committee receives an additional annual retainer of $10,000, and the Chairman of the Audit Committee receives an additional annual retainer of $20,000.

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

Employment Agreements

Frank E. Macher. Mr. Macher served as Chairman of the Board, Chief Executive Officer and a director of the Company pursuant to an employment agreement entered into on January 10, 2001, as amended on January 31, 2001 and July 21, 2002. The agreement, which had a three-year term, provided for Mr. Macher’s employment as Chief Executive Officer until July 11, 2003, after which date he served as Chairman of the Board through January 2004.

Under the agreement, Mr. Macher received an annual base salary of $1,000,000 and, for the 2001 fiscal year, he received a guaranteed bonus of $1,000,000, a signing bonus of $500,000 and a special bonus of $750,000. The incentive bonus payable to Mr. Macher for any fiscal year during the term of the agreement was based upon objective criteria established and approved by the Compensation Committee of the Board. Mr. Macher also received retention payments of $1,000,000 in each of 2002 and 2003 to incentivize him to remain employed with the Company during its reorganization proceedings.

In connection with the employment agreement, Mr. Macher was granted five-year non-qualified stock options to purchase 150,000 shares of common stock, which became fully exercisable in 2003. If Mr. Macher breaches certain non-competition covenants in his employment agreement, any options then outstanding will be forfeited.

Mr. Macher participated in the Company’s Personal Retirement Account Plan (PRA) and Supplemental Executive Retirement Program (SERP). He became fully vested in the SERP upon the commencement of his employment Mr. Macher also participated in the Supplemental Key Executive Pension Plan (SKEPP).

The employment agreement contains non-competition and non-solicitation covenants that survive until January 2005.

Charles G. McClure, Jr. Mr. McClure serves as Chief Executive Officer, President and a director of the Company pursuant to an employment agreement entered into on January 10, 2001, as amended on January 31, 2001, August 16, 2002 and December 9, 2003. The agreement has a five-year term and provides that Mr. McClure will serve as Chief Executive Officer and President until January 11, 2006.

Under the employment agreement, Mr. McClure currently receives an annual base salary of $1,000,000, subject to annual increases as determined by the Compensation Committee of the Board. For the 2001 fiscal year, he received a guaranteed bonus of $850,000, a signing bonus of $375,000 and a special bonus of $625,000. Mr. McClure also received retention payments of $850,000 in each of 2002 and 2003 to incentivize him to remain employed with the Company during its reorganization proceedings.

Mr. McClure’s target incentive bonus will be equal to his annual base salary in each of 2004 and 2005. The actual amount of his incentive bonus will be based upon objective criteria established and approved by the Compensation

Committee of the Board. In addition, upon the expiration of his employment agreement, Mr. McClure will receive (i) a lump sum cash payment of $500,000, and (ii) a transitional service fee of $500,000 for services to be provided to the Company, which will be payable in three equal monthly installments over the ninety day period following the expiration or termination of his employment agreement. In the event Mr. McClure voluntarily terminates his employment agreement or the agreement to provide transitional services for the ninety day period following termination of his employment, he will not be entitled to receive any portion of the severance benefits or the transition services fees described above. If, on or before the effective date of the Company’s plan of reorganization, Mr. McClure and the Company have not entered into a long-term employment agreement appointing him as the Chief Executive Officer of the Company, Mr. McClure may terminate his employment agreement and receive the severance benefits described above.

In connection with the employment agreement, Mr. McClure was granted five year stock options to purchase 125,000 shares of common stock, which options became fully exercisable in January 2004. If Mr. McClure’s employment terminates prior to the expiration of the five year stock options and he breaches certain non-competition covenants, any options then outstanding will be forfeited.

Mr. McClure participates in the Company’s PRA and SERP. Upon the commencement of his employment, he became fully vested in the SERP. If he forfeits any amounts under the PRA as a result of the termination of his employment with the Company, he will receive an equivalent amount under the terms of the SERP. Mr. McClure also participates in the SKEPP.

Mr. McClure’s agreement contains a non-competition covenant that survives for a period equal to the period during which he receives transitional services payments as described above.

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

Severance Agreements

The Company has entered into Severance Agreements with each of the Named Executive Officers (other than Mr. Macher and Mr. McClure). Under these agreements, if a Named Executive Officer is terminated by the Company without “Cause,” he will receive the following benefits: (i) a lump-sum cash amount equal to between 15 and 24 months of base salary and to between 15 and 24 months of the Named Executive Officer’s target bonus as of the date of termination or, if greater, the Named Executive Officer’s target bonus as of the date of the agreement, and (ii) the continuation of benefits under the Company welfare benefit plans, practices, policies and programs for between 15 and 24 months. As a condition to the receipt of such benefits, each of the Named Executive Officers would be required to provide the Company with a general release and agree not to compete with the Company during the one-year period following the effective date of the required release and noncompetition agreement. A termination of the Named Executive Officer’s employment that gives rise to an obligation of the Company to make payments or provide benefits under a Change of Control Agreement will not also entitle the Named Executive Officer to any payments or benefits under these agreements. If the net after-tax benefit to the Named Executive Officer of all payments or distributions by the Company is not greater than the net after-tax benefit of a reduction of the benefits to prevent the imposition of any applicable federal excise tax, the benefits under the Severance Agreement will be reduced to prevent the imposition of the excise tax.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the amount of common stock, stock units and Series C ESOP Stock beneficially owned by the Company’s directors, the Named Executive Officers, and the directors and officers as a group, as of January 31, 2004. The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority. No one Named Executive Officer owns 1% of the Company’s outstanding stock. In the aggregate, all directors and executive officers of the Company as a group own less than 1% of the Company’s outstanding stock.

Name	Beneficial Ownership (1)		Percent of Class
John J. Fannon	32,436	(2)	*
Paul S. Lewis	19,237	(3)	*
G. Michael Lynch	135,121	(4)	*
Frank E. Macher	152,050	(5)	*
Charles G. McClure	131,861	(6)	*
Robert S. Miller, Jr.	118,537	(7)	*
Shirley D. Peterson	0		*
John C. Pope	26,891	(8)	*
Richard P. Randazzo	78,421	(9)	*
Wilhelm A. Schmelzer	142,425	(10)	*
Geoffrey H. Whalen	18,237	(11)	*

All directors and executive officers as a group	1,009,384

*	Represents less than 1% of the outstanding common stock
(1)	Except as otherwise noted, each beneficial owner identified in this table has sole investment power with respect to the shares shown in the table. For executive officers, the numbers include Series C ESOP shares held in the Company’s Salaried Employee Investment Plan (“SEIP”) with respect to which participants have voting power but no investment rights.
(2)	Includes (i) 1,298 shares and 1,235 stock units owned directly and (ii) 29,903 options that are fully vested.
(3)	Includes (i) 2,000 shares and 237 stock units owned directly and (ii) 17,000 options that are fully vested.
(4)	Includes (i) 3,073 shares in the Company’s SEIP, (ii) 48 shares of the Company’s Series C ESOP Stock, and (iii) 132,000 options that are fully vested.
(5)	Includes (i) 2,050 shares in the Company’s SEIP and (ii) 150,000 options that are fully vested.
(6)	Includes (i) 2,861 shares in the Company’s SEIP, (ii) 4,000 shares in a trust, and (iii) 125,000 options that are fully vested.
(7)	Includes (i) 2,000 shares and 1,235 stock units owned directly and (ii) 115,302 options that are fully vested.
(8)	Includes (i) 5,700 shares and 1,235 stock units owned directly, (ii) 400 shares owned jointly with his wife and (iii) 19,556 options that are fully vested.
(9)	Includes (i) 421 shares of the Company’s Series C ESOP stock and (ii) 78,421 options that are fully vested.
(10)	Includes (i) 625 shares of the Company’s Series C ESOP stock and (ii) 141,800 options that are fully vested.
(11)	Includes (i) 1,000 shares and 237 stock units owned directly and (ii) 17,000 options that are fully vested.

Aggregated Option/SAR Exercises in 2003 and Year End Option/SAR Values

The following table shows, for the Named Executive Officers, the amount and values of unexercised stock options as of December 31, 2003. No stock appreciation rights are outstanding and no stock options were exercised by the Named Executive Officers in 2003.

Name	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($) Exercisable/Unexercisable
Frank E. Macher	150,000/0	0/0
Charles G. McClure	125,000/0	0/0
G. Michael Lynch	132,000/0	0/0
Wilhelm A. Schmelzer	141,800/0	0/0
Richard P. Randazzo	78,000/0	0/0

No stock options were granted in 2003. Each option was awarded with an exercise price equal to the average of the high and low market price of the Company’s common stock on the date of grant. All stock options expire five years after the date of grant, three years after the date of retirement or 90 days after termination of employment. All options granted by the Company vest immediately upon change in control. The Company did not grant any stock appreciation rights in 2003.

Retirement Plans

Under the Company’s Personal Retirement Account Plan (PRA), benefits are payable upon retirement to salaried employees in the form of a lump-sum or annuity, at the employee’s election. The PRA is a defined benefit pension plan. Accrued pension benefits for participants are expressed as an account balance. Annual credits as of January 1, 2004 are 1.5, 1.51, 2.0, 2.5, 3.25, 4.25, 5.5, 7.0, 8.0 or 9.0% of earnings that are made to participants’ accounts based on the employee’s age. Earnings are defined as an employee’s base pay plus overtime, commissions, incentive compensation, bonuses and other variable compensation up to a maximum permitted by law of $205,000 in 2004. Benefits are vested based on a graded five-year schedule. For those hired after January 1, 2002, benefits are vested on a five-year cliff schedule.

Estimated annual retirement benefits that may be provided by the PRA to the Named Executive Officers eligible to participate in the PRA upon retirement at age 65, which is the normal retirement age for officers, assuming conversion of the combined account balances into a single monthly life annuity, are as follows: Mr. Macher––$11,624; Mr. McClure––$53,930; Mr. Lynch—$18,545; Mr. Schmelzer—$46,553; and Mr. Randazzo—$24,431.

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

Supplemental Key Executive Pension Plan Table

	Years of Service (Estimated Annual Retirement Benefits For Years of Service Shown Below)
Average Pay During Final Three Years Before Retirement	10	15	20	25
$400,000	$100,000	$150,000	$200,000	$200,000
600,000	150,000	225,000	300,000	300,000
800,000	200,000	300,000	400,000	400,000
1,000,000	250,000	375,000	500,000	500,000
1,200,000	300,000	450,000	600,000	600,000
1,400,000	350,000	525,000	700,000	700,000
1,600,000	400,000	600,000	800,000	800,000
1,800,000	450,000	675,000	900,000	900,000
2,000,000	500,000	750,000	1,000,000	1,000,000
2,200,000	550,000	825,000	1,100,000	1,100,000
2,400,000	600,000	900,000	1,200,000	1,200,000

The SKEPP grants credit for all years of pension service with the Company and under certain predecessor plans. The Named Executive Officers who are eligible to participate in the SKEPP have the following years of credited pension service as of December 31, 2003: Mr. Macher –– 4.42 (including 1.50 years of service credited from his prior employer); Mr. McClure –– 6.29 years (including 3.37 years of service credited from his prior employer); Mr. Lynch — 3.5 years (including 3 years of service credited from his prior employer; Mr. Schmelzer — 34.5 years; and Mr. Randazzo — 8.99 years (including 2.08 years of service credited from his prior employer).

Ownership of Stock By Principal Owners

To the best of the Company’s knowledge and based on public reports filed with the Securities and Exchange Commission, the following table represents the beneficial owners of five percent or more of the outstanding shares of the Company’s common stock as of February 13, 2004.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class
Fiduciary Counselors Inc. Ellen A. Hennessy President 601 Pennsylvania Avenue, NW Suite 900 Washington, DC 20004	7,904,085	9.1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No items to be reported.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services:

	Year Ended December 31
	2003	2002
	(Millions of Dollars)
Audit fees (1)	$4.6	$3.8
Audit-related fees (2)	2.9	1.7
Tax fees (3)	5.5	5.9
All other fees (4)	0.2	0.8

Total	$13.2	$12.2

(1)	Audit Fees: Services under this caption include consolidated financial statement audit fees, domestic subsidiary financial statement audit fees and international statutory audit fees.

(2)	Audit-related Fees: Services under this caption include accounting assistance, employee benefit plan audits and due diligence activities.
(3)	Tax Fees: Services under this caption include statutory compliance, transaction structuring, bankruptcy structuring, expatriate compliance and tax advisory services.
(4)	All Other Fees: Services under this caption include corporate advisory services in connection with the sale of certain businesses.

Audit Committee’s Pre-Approval Policies and Procedures:

The Company’s independent accountants are directly accountable to the audit committee pursuant to its charter. Accordingly, the audit committee’s responsibilities include pre-approving the services of the independent accountant. The audit committee’s policy is to review and pre-approve all audit and permissible non-audit services, as deemed appropriate. For the year ended December 31, 2003, all audit, audit related, tax and other fees provided by the Company’s independent accountants were pre-approved by the audit committee.

Audit committee pre-approval is granted based upon the nature of the service and the related cost to provide such service. Pre-approval for services is generally not extended for periods in excess of one year. In assessing pre-approval requests, the audit committee considers whether such services are consistent with the auditor’s independence; whether the independent accountant may provide a higher quality or more efficient service based upon their understanding and familiarity with the Company’s business; and whether performing the service would enhance the independent accountant’s audit quality. The Audit Committee Chairman may individually pre-approve such services between scheduled meetings of the Audit Committee up to a threshold of $200,000, provided that the full Audit Committee reviews and approves the service at the next scheduled meeting. Full Audit Committee pre-approval is required for proposed services in excess of $200,000.

PART IV

ITEM 15. FINANCIAL STATEMENT SCHEDULE, EXHIBITS, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.	Financial Statements

Financial statements filed as part of this Annual Report on Form 10-K are listed under Part II, Item 8 hereof.

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

Financial Statements and Schedules Omitted

Schedules other than the schedule listed above are omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(Millions of Dollars)
Year ended December 31, 2003:
Valuation allowance for trade receivables	$74.6	14.4	—	21.6	(1)	$67.4
Reserve for inventory valuation	68.1	13.2	—	13.5	(2)	67.8
Valuation allowance for deferred tax assets	722.5	169.8	—	—		892.3

Year ended December 31, 2002:
Valuation allowance for trade receivables	$61.3	13.6	—	0.3	(1)	$74.6
Reserve for inventory valuation	49.8	20.6	—	2.3	(2)	68.1
Valuation allowance for deferred tax assets	496.8	225.7	—	—		722.5

Year ended December 31, 2001:
Valuation allowance for trade receivables	$62.0	19.7	—	20.4	(1)	61.3
Reserve for inventory valuation	29.3	29.1	—	8.6	(2)	49.8
Valuation allowance for deferred tax assets	219.6	277.2	—	—		496.8

(1)	Uncollectable accounts charged off net of recoveries.
(2)	Obsolete inventory charged off.

3(a). Exhibits

The Company will furnish upon request any of the following exhibits upon payment of the Company’s reasonable expenses for furnishing such exhibit.

2.1	Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation, dated August 17, 1998. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 26, 1998.)

3.1	The Company’s Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. (the “1999 10-K”)

3.2	The Company’s Bylaws, as amended. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (the “2002 10-K”)

4.1	Rights Agreement dated as of February 24, 1999, between the Company and The Bank of New York, as Rights Agent. (Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 25, 1999.)

4.2	Purchase Agreement for 10,000,000 Trust Convertible Preferred Securities of Federal-Mogul Financing Trust, dated as of November 24, 1997. (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. (the “1997 10-K”)

4.3	Registration Rights Agreement, dated as of December 1, 1997, by and among the Company, Federal-Mogul Financing Trust and Morgan Stanley & Co. Inc. as Initial Purchaser. (Incorporated by reference to Exhibit 4.7 to the Company’s 1997 10-K.)

4.4	Indenture between Federal-Mogul Corporation and The Bank of New York, dated as of December 1, 1997, with respect to the Subordinated Debentures. (Incorporated by reference to Exhibit 4.8 to the Company’s 1997 10-K.)

4.5	First Supplemental Indenture dated as of December 1, 1999 to the Indenture between Federal-Mogul Corporation and The Bank of New York, dated as of December 1, 1997, with respect to the Subordinated Debentures. (Incorporated by reference to Exhibit 4.9 to the Company’s 1997 10-K.)

4.6	Indenture among Federal-Mogul Corporation and The Bank of New York, dated as of January 20, 1999. (Incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.7	First Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of January 20, 1999 among Federal-Mogul Corporation, certain subsidiaries as guarantors and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.3 to the Company’s January 17, 2001 8-K.)

4.8	Indenture among Federal-Mogul Corporation and Continental Bank, dated as of August 12, 1994. (Incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K filed August 19, 1994.)

4.9	First Supplemental Indenture dated as of July 8, 1998 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee. (Incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”.)

4.10	Second Supplemental Indenture dated as of October 9, 1998 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee. (Incorporated by reference to Exhibit 4.10 to the Company’s 2000 10-K.)

4.11	Third Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2001 (the “January 17, 2001 8-K”).

4.12	Indenture among Federal-Mogul Corporation and The Bank of New York, dated as of June 29, 1998. (Incorporated by reference to Exhibit 4.8 to the Company’s 1999 10-K.)

4.13	First Supplemental Indenture dated as of June 30, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by reference to Exhibit 4.9 to the Company’s 1999 10-K.)

4.14	Second Supplemental Indenture dated as of July 21, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by reference to Exhibit 4.14 to the Company’s 2000 10-K.)

4.15	Third Supplemental Indenture dated as of October 9, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by reference to Exhibit 4.15 to the Company’s 2000 10-K.)

4.16	Fourth Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation, certain subsidiaries as guarantors and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s January 17, 2001 8-K.)

10.1	Federal-Mogul Corporation 1997 Amended and Restated Long-Term Incentive Plan, as adopted by the Shareholders of the Company on May 20, 1998. (Incorporated by reference to the Company’s 1998 Definitive Proxy Statement on Form 14A.)

10.2	Amended and Restated Deferred Compensation Plan for Corporate Directors. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (the “1990 10-K”.)

10.3	Supplemental Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.10 to the Company’s 1992 10-K.)

10.4	Description of Umbrella Excess Liability Insurance for the Senior Management Team. (Incorporated by reference to Exhibit 10.11 to the Company’s 1990 10-K.)

10.5	Amended and Restated Declaration of Trust of Federal-Mogul Financing Trust, dated as of December 1, 1997. (Incorporated by reference to Exhibit 10.34 to the Company’s 1997 10-K.)

*10.6	Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement dated August 7, 2003 by and among the Company and certain of its subsidiaries, Debtors and Debtors-in-Possession under Chapter 11 of the Bankruptcy Code, as Borrowers, and The Lenders Party Hereto, and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as Administrative Agent.

10.7	Fourth Amended and Restated Credit Agreement dated as of December 29, 2000 among the Company, certain foreign subsidiaries, certain banks and other financial institutions and The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s January 17, 2001 8-K.)

10.8	Amended and Restated Domestic Subsidiary Guarantee dated as of December 29, 2000 by certain subsidiaries of the Company in favor of The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.2 to the Company’s January 17, 2001 8-K.)

10.9	Guarantee by F-M UK Holding Limited in favor of The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s January 17, 2001 8-K.)

10.10	Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and Wilmington Trust Company, as trustee. (Incorporated by reference to Exhibit 10.4 to the Company’s January 17, 2001 8-K.)

10.11	Second Amended and Restated Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and First Union National Bank, as trustee. (Incorporated by reference to Exhibit 10.5 to the Company’s January 17, 2001 8-K.)

10.12	Second Amended and Restated Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and ABN AMRO Trust Company (Jersey) Limited, as trustee, (Incorporated by reference to Exhibit 10.6 to the Company’s January 17, 2001 8-K.)

10.13	Second Amended and Restated Domestic Pledge Agreement among the Company and certain subsidiaries in favor of First Union National Bank, as trustee. (Incorporated by reference to Exhibit 10.7 to the Company’s January 17, 2001 8-K.)

10.14	Security Agreement dated as of December 29, 2000 by the Company and certain subsidiaries in favor of Wilmington Trust Company, as trustee. (Incorporated by reference to Exhibit 10.8 to the Company’s January 17, 2001 8-K.)

10.15	Form of Mortgage or Deed of Trust prepared for execution by the Company or any applicable subsidiaries. (Incorporated by reference to Exhibit 10.9 to the Company’s January 17, 2001 8-K.)

10.16	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by Travelers Casualty & Surety Company of America. (Incorporated by reference to Exhibit 10.10 to the Company’s January 17, 2001 8-K.)

10.17	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by Travelers Casualty & Surety Company of America. (Incorporated by reference to Exhibit 10.11 to the Company’s January 17, 2001 8-K.)

10.18	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by SAFECO Insurance Company of America. (Incorporated by reference to Exhibit 10.12 to the Company’s January 17, 2001 8-K.)

10.19	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by National Fire Insurance Company of Hartford and Continental Casualty Company. (Incorporated by reference to Exhibit 10.13 to the Company’s January 17, 2001 8-K.)

*10.20	Amended and Restated Federal-Mogul Supplemental Key Executive Pension Plan dated January 1, 1999 and Restated February 2004.

10.21	Employment Agreement dated as of January 10, 2001 and amended as of January 31, 2001, between the Company and Frank E. Macher. (Incorporated by reference to Exhibit 10.24 to the Company’s 2000 10-K.)

10.22	Change of Control Agreement dated January 10, 2001, between the Company and Frank E. Macher. (Incorporated by reference to Exhibit 10.25 to the Company’s 2000 10-K.)

*10.23	Amendment to the Employment Agreement between the Company and Charles G. McClure dated as of December 9, 2003.

10.24	Change of Control Agreement dated January 10, 2001, between the Company and Charles G. McClure. (Incorporated by reference to Exhibit 10.27 to the Company’s 2000 10-K.)

*14	Code of ethics.

*21	Subsidiaries of the Registrant.

*23.1	Consent of Ernst & Young LLP.

*24	Powers of Attorney.

*31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14

*31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14

*32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

*	Filed Herewith

3(b). Reports on Form 8-K:

1)	On October 21, 2003, the Company filed a Current Report on Form 8-K to report the issuance of a press release announcing the Company’s financial results for the three and nine month periods ended September 30, 2003.

2)	On November 3, 2003, the Company filed a Current Report on Form 8-K to report the issuance of a press release announcing that the Company had reached an agreement with the Unsecured Creditors Committee, the Asbestos Committee, the Future Asbestos Claimants Representative, the Agent for the Pre-petition Bank Lenders and the Equity Committee on an amended plan of reorganization.

3)	On November 17, 2003, the Company filed a Current Report on Form 8-K to announce that the letter of intent it had entered into with Honeywell International, Inc. (“Honeywell”) to acquire the Bendix friction materials business of Honeywell had expired on November 15, 2003.

3(c). Separate financial statements of affiliates whose securities are pledged as collateral.

1)	Financial statements of Federal-Mogul Products, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2003 and 2002, and the related statements of operations and cash flows for the three years ended December 31, 2003.

2)	Financial statements of Federal-Mogul Ignition Company and subsidiaries including consolidated balance sheets as of December 31, 2003 and 2002, and the related statements of operations and comprehensive income and cash flows for the three years ended December 31, 2003.

3)	Financial statements of Federal-Mogul Powertrain, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2003 and 2002, and the related statements of operations and cash flows for the three years ended December 31, 2003.

4)	Financial statements of Federal-Mogul Piston Rings, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2003 and 2002, and the related statements of operations and cash flows for the three years ended December 31, 2003.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Products, Inc. and subsidiaries, a wholly-owned subsidiary of Federal-Mogul Corporation, as of December 31, 2003 and 2002 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Products, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Federal-Mogul Products, Inc. and subsidiaries will continue as a going concern. As more fully described in the notes to the consolidated financial statements, on October 1, 2001, Federal-Mogul Corporation and its wholly-owned United States subsidiaries, which includes Federal-Mogul Products, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Uncertainties inherent in the bankruptcy process raise substantial doubt about Federal-Mogul Products, Inc.’s ability to continue as a going concern. Management’s intentions with respect to these matters are also described in the notes. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 5 to the consolidated financial statements, Federal-Mogul Products, Inc. changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002.

/S/	ERNST & YOUNG LLP

Detroit, Michigan

February 6, 2004,

except as to the ninth

paragraph of Note 1, as to

which the date is March 4, 2004

FEDERAL-MOGUL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Net sales:
Third party sales	$648.9	$600.2	$574.2
Affiliate sales	91.8	63.7	2.3

Total net sales	740.7	663.9	576.5
Cost of products sold	588.5	545.9	489.8

Gross margin	152.2	118.0	86.7
Selling, general and administrative expenses	103.4	87.9	105.6
Provision for bad debt from affiliate Debtors	—	—	319.0
Amortization expense	2.8	2.8	16.1
Interest expense	—	—	18.7
Other expense, net	8.3	10.1	7.8

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	37.7	17.2	(380.5)
Income tax expense (benefit)	—	15.0	(16.7)

Earnings (loss) before cumulative effect of change in accounting principle	37.7	2.2	(363.8)
Cumulative effect of change in accounting principle, net of applicable income tax benefit	—	437.0	—

Net Income (Loss)	$37.7	$(434.8)	$(363.8)

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
	(Millions of Dollars)
ASSETS
Accounts receivable, net	$120.1	$93.1
Inventories, net	146.4	177.8
Other	12.3	11.4

Total Current Assets	278.8	282.3

Property, plant and equipment, net	258.2	250.1
Definite-lived intangible assets, net	52.6	55.4
Asbestos-related insurance recoverable	169.3	169.9
Other noncurrent assets	16.3	21.8

Total Assets	$775.2	$779.5

LIABILITIES AND NET PARENT INVESTMENT
Accounts payable	$22.0	$30.3
Accrued compensation	10.1	9.6
Accrued rebates	6.6	5.7
Restructuring reserves	—	9.7
Other accrued liabilities	17.1	17.1

Total Current Liabilities	55.8	72.4

Liabilities subject to compromise	778.2	780.1
Other long-term liabilities	3.8	3.7
Net Parent Investment	(62.6)	(76.7)

Total Liabilities and Net Parent Investment	$775.2	$779.5

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Cash provided from (used by) operating activities:
Net loss	$37.7	$(434.8)	$(363.8)
Adjustments to reconcile net loss to net cash provided from (used by) operating activities:
Cumulative effect of change in accounting principle	—	447.8	—
Provision for bad debt from affiliate Debtors	—	—	319.0
Loss on sale of assets	—	—	11.2
Depreciation and amortization	28.9	30.7	42.7
Payments against restructuring reserves	(3.8)	(1.9)	(3.5)
Changes in assets and liabilities:
Accounts receivable	(27.0)	6.2	—
Inventories	31.4	(38.0)	(0.9)
Accounts payable	(8.3)	5.2	25.4
Liabilities subject to compromise	(1.9)	(9.5)	—
Other assets and liabilities	8.2	12.6	(59.8)

Net cash (used by) provided from operating activities	65.2	18.3	(29.7)

Cash provided from (used by) investing activities:
Proceeds from sale of assets	—	—	2.8
Capital expenditures	(41.6)	(39.9)	(37.6)

Net cash used by investing activities	(41.6)	(39.9)	(34.8)

Cash provided from (used by) financing activities:
Transfers (to) from parent	(23.6)	21.6	64.5

Net cash (used by) provided from financing activities	(23.6)	21.6	64.5

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying financial statements reflect the consolidated assets, liabilities and operations of Federal-Mogul Products, Inc. and subsidiaries (“Products”). Products is a wholly-owned subsidiary of Federal-Mogul Corporation (“Federal-Mogul”). Products manufactures friction products, including various brake pads and linings, and chassis products.

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

Voluntary Reorganization Under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), Federal-Mogul Corporation (the “Company” or “Federal-Mogul”) and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et. al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

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

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In the U.S., four committees, representing asbestos claimants, asbestos property damage claimants, unsecured creditors and equity security holders (collectively, the “Committees”) have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, have the right to be heard on all matters that come before the Bankruptcy Court. The Committees, together with the legal representative for the future asbestos claimants, play important roles in the Restructuring Proceedings. In the U.K., the Administrators have appointed a creditors committee, representing both asbestos claimants and general unsecured creditors.

On March 4, 2004, Federal-Mogul filed an amended plan of reorganization and related disclosure statement with the Bankruptcy Court. This amended plan of reorganization was jointly proposed by Federal-Mogul along with the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the equity security holders (collectively referred to as the “Co-Proponents”). The joint amended plan of reorganization is consistent with the principal terms of the plan originally filed with the Bankruptcy Court on March 6, 2003.

The amended joint plan of reorganization provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although technical issues remain to be resolved, the amended joint plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, and 50.1% of newly authorized and issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trusts or trusts for the benefit of existing and future asbestos claimants, and 49.9% of the newly authorized and issued common stock will be distributed pro rata to the noteholders. Trade creditors of Federal-Mogul will receive cash distributions in an amount that has yet to be determined. If the classes of holders of common and preferred stock of Federal-Mogul vote in favor of the amended joint plan, the holders of currently outstanding common and preferred stock of Federal-Mogul will receive warrants in reorganized Federal-Mogul.

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

Products is unable to predict with a high degree of certainty at this time what treatment will be accorded under any such plan of reorganization to claims arising from intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. Various parties in the Chapter 11 Cases may challenge these arrangements, transactions, and relationships, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan of reorganization.

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

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a $675 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. In August 2003, the DIP credit facility was amended to reduce the commitment to $600 million, change the expiration date to February 2005, and reduce the interest rate to either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $600 million commitment is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

Federal-Mogul’s available borrowings under the DIP credit facility are determined by the underlying collateral at any point in time, which includes Products’ domestic inventories, domestic accounts receivable, and domestic property, plant, and equipment. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest.

Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. Given this uncertainty, there is substantial doubt about the ability of Products to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrators or the High Court or otherwise as permitted in the ordinary course of business, Products may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization or scheme of arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

As reflected in the consolidated financial statements, “Liabilities subject to compromise” refers to liabilities of entities of Products included in the Restructuring Proceedings incurred prior to the Petition Date. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent Products’ estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments. Future adjustments may result from (i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrators; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the Restructuring Proceedings.

	December 31
	2003	2002
	(Millions of Dollars)
Loans payable to affiliated companies	$314.8	$314.8
Asbestos liabilities	214.5	214.5
Accounts payable to affiliated companies	164.1	164.1
Accounts payable	57.3	58.9
Interest payable to affiliated companies	27.3	27.3
Environmental liabilities	0.2	0.5

Total	$778.2	$780.1

The Debtors, including Products, have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims and certain other pre-petition claims.

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Pursuant to the Bankruptcy Code, Federal-Mogul has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. On October 4, 2002, the Debtors issued approximately 100,000 proof of claim forms to its current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims in the Chapter 11 Cases. A March 3, 2003 bar date was set for the filing of proofs of claim against the Debtors. Because the Debtors have not completed evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to the Company’s financial statements.

The Debtors, including Products, continue to review and analyze the proofs of claim filed to date. In addition, the Debtors continue to file objections and seek stipulations to certain claims. Additional claims may be filed after the general bar date, which could be allowed by the Bankruptcy Court. Accordingly, the ultimate number and allowed amount of such claims are not presently known and cannot be reasonably estimated at this time. The resolution of such claims could result in a material adjustment to the Company’s financial statements.

The appropriateness of using the going concern basis for the Products’ financial statements is dependent upon, among other things: (i) Federal-Mogul’s ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of Federal-Mogul to maintain adequate cash on hand; (iii) the ability of Federal-Mogul to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; (v) confirmation of a scheme(s) of arrangement in the U.K. under Administration; and (vi) Federal-Mogul’s ability to achieve profitability following such confirmations.

2. Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Products and all majority-owned subsidiaries and other controlled entities. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates of not more than 20% are accounted for using the cost method.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are stated at historical value, which approximates fair value. Products does not generally require collateral for its trade accounts receivable.

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and the Company’s historical experience of write-offs. If not reserved through specific examination procedures, the Company’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $9.3 million and $11.3 million at December 31, 2003 and 2002, respectively.

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method (“LIFO”). If inventories had been valued at current cost, amounts reported would have been increased by $6.9 million and $6.8 million as of December 31, 2003 and 2002, respectively. Inventories have also been reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to estimated future sales and usage.

Long-Lived Assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, as required, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

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

Recoverable Customer Engineering and Tooling: Pre-production tooling and engineering costs that Products will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Products the non-cancelable right to use the tools or the reimbursement of such costs is agreed to by the customer. Pre-production tooling and engineering costs that are owned by Products are capitalized as part of machinery and equipment, and are depreciated over the shorter of the toolings’ expected life or the duration of the related program.

Research and Development Costs: Products expenses research and development costs as incurred. Research and development expense for 2003, 2002 and 2001 was $11.4 million, $6.2 million and $5.9 million, respectively.

Restructuring: Products defines restructuring expense to include charges incurred with exit or disposal activities accounted for in accordance with SFAS No. 146, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other post employment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

Rebates/Sales Incentives: Products accrues for rebates pursuant to specific arrangements with certain of its customers, primarily in the aftermarket. Rebates generally provide for price reductions based upon the achievement of specified purchase volumes and are recorded as a reduction of sales as they are earned by such customers.

Fair Value of Financial Instruments: The carrying amounts of certain financial instruments such as accounts payable approximate their fair value.

Net Parent Investment: The Net Parent Investment account reflects the balance of Products’ historical earnings, intercompany amounts, income taxes accrued and deferred, post employment liabilities and other transactions between Products and Federal-Mogul. During 2001, Products recorded a provision for bad debt from affiliate Debtors of $319.0 million for pre-petition accounts receivable from related debtor entities outside of Products at the Petition Date. These receivables were previously recorded in Net Parent Investment.

Reclassifications: Certain items in the prior years financial statements have been reclassified to conform with the presentation used in 2003.

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

New Accounting Pronouncements:

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity: In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB elected to indefinitely defer the effective date for certain provisions of SFAS No. 150 relating to investments in limited-life entities. The adoption of the provisions of SFAS No. 150 that were not deferred by the FASB did not have a material effect on Products’ financial condition, results of operations, or cash flows.

Derivative Instruments and Hedging Activities: In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on Products’ financial condition, results of operations, or cash flows.

Consolidation of Variable Interest Entities: In January 2003, the FASB issued FASB Interpretation Number 46 (FIN No. 46), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN No. 46 provides guidance regarding the identification of, and financial reporting for entities over which control is achieved through means other than voting rights; such entities are considered variable interest entities. FIN No. 46 requires the consolidation of variable interest entities in which an enterprise is deemed to be the primary beneficiary, which is determined by the obligation to absorb a majority of the entity’s expected losses, the right to receive a majority of an entity’s expected residual returns or both.

In December 2003, the FASB issued revised FIN No. 46, which provided an exclusion for entities meeting the definition of a “business” (as defined in the interpretation) and extending the effective date for variable interest entities entered into prior to February 1, 2003 to periods ending after March 15, 2004. Management believes that its joint ventures meet this definition of a business, however, is currently evaluating such entities to determine whether consolidation is required under FIN No. 46 and to quantify the effect that adoption of FIN No. 46 will have on its consolidated financial statements.

Accounting for Costs Associated with Exit or Disposal Activities: In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This pronouncement addresses financial accounting and reporting for costs associated with an exit activity (including restructuring) or with the disposal of long-lived assets and supercedes Emerging Issues Task Force Issue No. 94-3. Under SFAS No. 146, a liability is recorded for a cost associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS No. 146 requires disclosure of information about exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. SFAS No. 146 does not allow for the restatement of previously issued financial statements and continues the accounting for liabilities previously recorded under Emerging Issues Task Force Issue No. 94-3. Products adopted SFAS No. 146 effective January 1, 2003.

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3. Inventory

Inventories consisted of the following:

	December 31
	2003	2002
	(Millions of Dollars)
Raw materials	$38.4	$42.3
Work-in-process	18.4	26.5
Finished goods	109.4	127.3

	166.2	196.1
Valuation reserves	(19.8)	(18.3)

	$146.4	$177.8

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31
	2003	2002
	(Millions of Dollars)
Land and land improvements	$6.4	$6.6
Buildings	68.3	70.7
Machinery and equipment	261.6	257.0

	336.3	334.3
Accumulated depreciation	(78.1)	(84.2)

	$258.2	$250.1

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions:

2004	$0.4
2005	0.4
2006	0.4
2007	0.4
2008	0.4
Thereafter	0.8

Total rental expense under operating leases for the years ended December 31, 2003, 2002 and 2001 was $7.8 million, $8.9 million and $7.4 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

5. Goodwill and Other Intangible Assets

Effective January 1, 2002, Products adopted SFAS No. 142, resulting in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. The adoption of this standard also required the reclassification of various intangible asset classes according to the measurability of their useful lives. Upon the adoption of SFAS No. 142, Products recorded a non-cash charge of $437.0 million to reduce the carrying value of its goodwill and indefinite-lived intangible assets to their estimated fair value as required by SFAS No. 142. The tax impact related to the charge was $10.8 million and was limited to the benefit derived from the impairment of certain intangible assets other than goodwill. The charge is presented as a cumulative effect of change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002.

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2003 and 2002, other intangible assets consists of the following:

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets Developed technology	$67.2	$(14.6)	$52.6	$67.2	$(11.8)	$55.4

Products expects that amortization expense for its amortizable intangible assets for each of the years between 2004 and 2008 will be approximately $3 million.

The following table shows the pro-forma effect of SFAS No. 142 on Products’ earnings:

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Reported Net Income (Loss)	$37.7	$(434.8)	$(363.8)
Add-back: Goodwill amortization	—	—	12.6
Add-back: Indefinite-lived intangible asset amortization	—	—	5.3

Adjusted Net Income (Loss)	$37.7	$(434.8)	$(345.9)

Prior to the adoption of SFAS No. 142, Products evaluated its goodwill and other intangible assets in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of”. There were no impairment charges during 2001.

6. Restructuring Charges

In 2000, Products recognized a $17.8 million restructuring charge related to severance and exit costs. Employee severance costs of $13.9 million and exit costs of $3.9 million resulted primarily from the planned reorganization of the America’s friction business. Cash payments made during 2003, 2002 and 2001 against these reserves were $3.8 million, $1.9 million and $3.5 million, respectively. This reorganization was completed during 2003 and the remaining reserves of $5.9 million were reversed and are included in the income statement within “other expense, net”.

7. Commitments and Contingencies

Abex and Wagner Asbestos Litigation

Background

Two of Products’ businesses formerly owned by Cooper Industries, Inc., known as Abex and Wagner, are involved as defendants in numerous court actions in the U.S. alleging personal injury from exposure to asbestos or asbestos-containing products. These claims mainly involve friction products. As of the Petition Date, Abex and Wagner were defendants in approximately 66,000 and 33,000 pending claims, respectively. As a result of the Restructuring Proceedings, Products includes as a pending claim open served claims, settled but not documented claims and settled but not paid claims. Notices of complaints continue to be received post-petition and are in violation of the automatic stay.

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

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As mentioned above, as of the Petition Date, pending asbestos litigation of Abex (as to Federal-Mogul only) and Wagner is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court.

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $85.0 million in Wagner liabilities as of December 31, 2003) represented Products’ estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. Products did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, Products made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

As a result of the Restructuring Proceedings, pending asbestos-related litigation is stayed.

While Products believes that the liability recorded was appropriate as of October 1, 2001 for anticipated losses arising from asbestos-related claims related to Abex and Wagner through 2012, it is Products’ view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the proceeding, the number of future claims that will be included in a plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

No assurance can be given that Products will not be subject to material additional liabilities and significant additional litigation relating to Abex and Wagner asbestos matters through 2012 or thereafter. In the event that such liabilities exceed the amounts recorded by Products or the remaining insurance coverage, Products’ results of operations and financial condition could be materially affected.

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. Products may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $115.7 million as of December 31, 2003.

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action against the Debtors and a number of insurance carriers in Federal-Mogul’s Restructuring Proceedings. In its complaint, Dresser alleged that it has rights under certain primary and excess general liability insurance policies that may be shared with Products as the successor to Wagner Electric Corporation. Dresser seeks, among other things, a declaration of the parties respective rights and obligations under the policies and a partition of the competing rights of Dresser and Products under the policies. Products answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of Products’ rights to the policies. Products may be liable for asbestos claims against Wagner and has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $53.5 million as of December 31, 2003.

The ultimate realization of insurance proceeds is directly related to the amount of related covered claims paid by Products. If the ultimate asbestos claims are higher than the recorded liability, Products expects the ultimate insurance recoverable to be higher than the recorded amount. If the ultimate asbestos claims are lower than the recorded liability, Products expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts due to the uncertainties created by the Restructuring Proceedings. Accordingly, the recorded amounts for this insurance recoverable asset change materially based upon events that occur from the Restructuring Proceedings.

Products believes that based on its review of the insurance policies, the financial viability of the insurance carriers, and advice from outside legal counsel, it is probable that Abex and Wagner will realize an insurance recoverable correlating with the respective liability.

Environmental Liabilities

Products has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination, in some cases as a result of contractual commitments. Products is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, Products has accrued amounts corresponding to its best estimate of the costs associated with such matters based upon current available information from site investigations and consultants.

Environmental reserves were $4.0 million and $4.2 million at December 31, 2003 and 2002, respectively and are included in the consolidated balance sheets as follows:

	December 31
	2003	2002
	(Millions of Dollars)
Current liabilities	$—	$—
Long-term accrued liabilities	3.8	3.7
Liabilities subject to compromise	0.2	0.5

	$4.0	$4.2

Management believes that such accruals will be adequate to cover Products’ estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Products, Products’ results of operations and financial condition could be materially affected. At December 31, 2003, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $4.0 million.

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Environmental reserves subject to compromise include those that may be reduced in Federal Mogul’s bankruptcy proceeding because they may be determined to be “dischargeable debts” incurred prior to Federal Mogul’s filing for bankruptcy. Such liabilities generally arise at either (1) commercial waste disposal sites to which Products and other companies sent wastes for disposal, or (2) sites in relation to which Products has a contractual obligation to indemnify the current owner of a site for the costs of cleanup of contamination that was released into the environment before Products sold the site.

Environmental reserves determined not to be subject to compromise include those which arise from a legal obligation of Products, under an administrative or judicial order, to perform cleanup at a site. Such obligations are normally associated with sites, which a bankrupt entity such as Products owns and either operates or formerly operated.

The best estimate of environmental liability at a site may change from time to time during a bankruptcy proceeding even though the liability relating to that site is subject to compromise and Products’ responsibility to make payments is stayed. Notwithstanding the stay of proceedings regarding such a site, activities such as further site investigation and/or actual cleanup work usually continue to be performed by other parties. Such activities may produce new and better information that requires Products to revise its best estimate of total site cleanup costs and its own share of such costs.

8. Long-Term Debt and Other Financing Arrangements

Products’ cash and indebtedness is managed by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Products, is provided through a consolidated cash and debt management system. As a result, the amount of domestic cash or debt historically related to Products is not determinable.

Products has intercompany loans from Federal-Mogul in the amount of $270.8 million, which are included in liabilities subject to compromise at December 31, 2003 and 2002. In 2001, Federal-Mogul charged interest on the intercompany loans based on the stated rate of 7.0%. In accordance with SOP 90-7, Products has stopped recording interest expense on its intercompany debt effective October 1, 2001. Products’ contractual interest not accrued or paid in 2003, 2002 and 2001 for this note was $19.0 million, $19.0 million and $4.7 million respectively.

Products has a note payable to another subsidiary of Federal-Mogul in the amount of $44.0 million for the transfer of certain assets and liabilities,. Interest on this note is calculated at the stated rate of 6.154%. This note is included in Products’ balance sheet under the caption liabilities subject to compromise at December 31, 2003 and 2002. In accordance with SOP 90-7, Products has stopped recording interest expense on its intercompany debt effective October 1, 2001. Products contractual interest not accrued or paid for this note in 2003, 2002 and 2001 was $2.7 million, $2.7 million and $0.7 million, respectively.

Federal-Mogul has pledged 100% of Products’ capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Products has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul’s Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowing outstanding on such agreements aggregates $4,020.7 million and $3,982.7 million as of December 31, 2003 and 2002, respectively.

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9. Net Parent Investment

Changes in net parent investment were as follows:

(Millions of Dollars)
Balance at January 1, 2001	$719.6
Reclassification of intercompany accounts and loans payable at the Petition Date to liabilities subject to compromise	(502.1)
Reclassification of accounts receivable from affiliates at the Petition Date	319.0
Reclassification transfer of accounts receivable from Federal-Mogul to Products	99.3

635.8
Net loss	(363.8)
Intercompany transactions, net	64.5

Balance at December 31, 2001	336.5
Net loss	(434.8)
Intercompany transactions, net	21.6

Balance at December 31, 2002	(76.7)
Net income	37.7
Intercompany transactions, net	(23.6)

Balance at December 31, 2003	$(62.6)

10. Income Taxes

Products files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Components of income tax expense (benefit)
Current	$—	$0.6	$—
Deferred	—	14.4	(16.7)

Income tax expense (benefit)	$—	$15.0	$(16.7)

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended December 31
	2003	2002	2001
U.S. Federal statutory rate	35%	35%	35%
State and local taxes	3	2	2
Nondeductible goodwill	—	—	(2)
Valuation allowance	(38)	50	(31)

Effective tax rate	—%	87%	4%

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of Product’s net deferred tax asset are non-deductible accruals and amortization and depreciation timing differences.

	2003	2002
	(Millions of Dollars)
Net current deferred tax assets	$34.9	$47.0
Net long-term deferred tax assets	55.5	73.0

Gross deferred tax assets	90.4	120.0
Valuation allowance	(90.4)	(120.0)

Net deferred tax assets	$—	$—

11. Pension Plans

Products is included in the Federal-Mogul Corporation Pension Plan. As such, the related pension liability is recorded in Net Parent Investment at December 31, 2003 and 2002.

The pension charge allocated to Products was $3.8 million, $4.0 million and $2.1 million for 2003, 2002 and 2001, respectively.

12. Postretirement Benefits Other Than Pensions

Benefits provided to employees of Products under various Federal-Mogul postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescription drugs and life insurance, with medical care accounting for approximately 45% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $1.1 million, $2.0 million and $2.3 million for 2003, 2002 and 2001, respectively.

13. Concentrations of Credit Risk and Other

Products grants credit to their customers, which are primarily in the automotive industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising Products’ customer base. Products performs periodic credit evaluations of their customers and generally does not require collateral.

Products operates in a single business segment. Products manufactures and distributes brake friction materials and other products for use by the automotive aftermarket and in automobile assemblies. In addition, Products manufactures and distributes suspension, steering drive-line and brake system components and material for the automotive aftermarket. No single customer accounted for 10% or more of revenues in 2003, 2002 or 2001. All revenues and assets of Products reside in the United States.

14. Subsequent Event (Unaudited)

On March 5, 2004, a fire destroyed the Company’s Smithville, Tennessee distribution center. This facility was the Company’s primary source for supplying chassis parts to the North American aftermarket. The Company does not believe this incident will impact its long-term ability to supply chassis products to the North American aftermarket, and is taking appropriate measures to minimize any impact this incident may have on short-term product availability.

Sales fulfilled from this distribution center during the year ended December 31, 2003 approximated $200 million. In addition, this distribution center had inventory on-hand of approximately $46 million at December 31, 2003, and

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

approximately $51 million at March 5, 2004. The net book value of this building at December 31, 2003 was approximately $6 million. Management believes its insurance coverage is adequate to cover its direct and indirect costs resulting from the fire, but is unable to estimate with certainty the extent to which incremental costs not directly attributable to the fire may be reimbursed under its insurance policies.

The Company has temporarily leased a facility to conduct its distribution operations while plans for permanent arrangements can be developed and implemented. To replace inventory damaged or destroyed in the fire, other Federal-Mogul facilities have increased production of chassis parts through additional production shifts or overtime production.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Ignition Company and subsidiaries, a wholly-owned subsidiary of Federal-Mogul Corporation, as of as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Ignition Company and subsidiaries at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Federal-Mogul Ignition Company and subsidiaries will continue as a going concern. As more fully described in the notes to the consolidated financial statements, on October 1, 2001, Federal-Mogul Corporation and its wholly-owned United States subsidiaries, which includes Federal-Mogul Ignition Company, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Uncertainties inherent in the bankruptcy process raise substantial doubt about Federal-Mogul Ignition Company’s ability to continue as a going concern. Management’s intentions with respect to these matters are also described in the notes. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6 to the consolidated financial statements, Federal-Mogul Ignition Company changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002.

/S/	ERNST & YOUNG LLP

Detroit, Michigan

February 6, 2004,

except as to the ninth

paragraph of Note 1, as to

which the date is March 4, 2004

FEDERAL-MOGUL IGNITION COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Third party sales	$714.3	$681.1	$697.8
Affiliate sales	126.1	136.5	121.7

Total net sales	840.4	817.6	819.5
Cost of products sold	640.6	627.7	617.5

Gross margin	199.8	189.9	202.0
Selling, general and administrative expenses	107.2	132.1	137.8
Provision for bad debt from affiliate Debtors	—	—	306.4
Amortization expense	1.9	1.9	13.5
Restructuring charges	12.0	2.8	3.5
Adjustment of assets held for sale and other long-lived assets to fair value	—	0.6	228.7
Interest (income) expense, net	(3.3)	(5.8)	23.7
Other expense (income), net	13.2	4.3	8.3

Earnings (loss) from continuing operations before income taxes	68.8	54.0	(519.9)
Income tax expense	14.8	21.4	8.5

Earnings (loss) from continuing operations	54.0	32.6	(528.4)
Loss from discontinued operations, net of income taxes	(0.3)	(16.5)	(23.2)

Net earnings (loss)	53.7	16.1	(551.6)
Components of comprehensive income (loss)
Translation adjustments	(12.2)	5.4	(6.1)

Comprehensive income (loss)	$41.5	$21.5	$(557.7)

See accompanying notes to consolidated financial statements

FEDERAL-MOGUL IGNITION COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
	(Millions of Dollars)
ASSETS
Cash and equivalents	$29.6	$20.4
Accounts receivable, net	165.9	177.8
Inventories, net	145.5	154.9
Supplies inventories	20.4	19.9
Other	6.2	15.7

Total Current Assets	367.6	388.7
Property, plant and equipment, net	274.7	272.7
Goodwill and indefinite-lived intangible assets	247.4	250.4
Definite-lived intangible assets, net	34.7	36.3
Other noncurrent assets	2.0	6.9

Total Assets	$926.4	$955.0

LIABILITIES AND NET PARENT INVESTMENT
Short-term debt	$2.0	$—
Accounts payable	55.8	43.4
Accrued compensation	18.6	18.5
Restructuring reserves	4.2	1.9
Accrued rebates and customer incentives	8.6	7.2
Other accrued liabilities	17.7	27.8

Total Current Liabilities	106.9	98.8
Other long-term liabilities	17.3	15.7
Liabilities subject to compromise	798.9	806.5
Minority interest in consolidated subsidiaries	81.8	72.1
Net Parent Investment
Accumulated other comprehensive loss	(37.1)	(49.3)
Intercompany transactions	(41.4)	11.2

Net Parent Investment	(78.5)	(38.1)

Total Liabilities and Net Parent Investment	$926.4	$955.0

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL IGNITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Cash provided from (used by) operating activities:
Net earnings (loss)	$53.7	$16.1	$(551.6)
Adjustments to reconcile net earnings (loss) to net cash provided from operating activities:
Provision for bad debt from affiliate Debtors	—	—	306.4
Gain on sale of businesses, net	(2.2)	(2.8)	(35.6)
Depreciation and amortization	33.1	33.1	49.6
Restructuring charge	13.7	5.4	3.7
Adjustment of assets held for sale and other long-lived assets to fair value	—	11.2	289.1
Changes in assets and liabilities:
Accounts receivable	11.9	(5.9)	(4.3)
Inventories	9.4	3.1	(14.8)
Accounts payable	12.4	3.2	8.0
Other assets and liabilities	(36.7)	4.7	(42.0)

Net cash provided from operating activities	95.3	68.1	8.5
Cash provided from (used by) investing activities:
Capital expenditures	(26.4)	(52.7)	(73.9)
Proceeds from sale of businesses	20.2	33.0	164.8

Net cash (used by) provided from investing activities	(6.2)	(19.7)	90.9
Cash provided from (used by) financing activities:
Borrowings on short-term debt	2.0	—	—
Transfers to parent	(81.9)	(60.6)	(117.3)

Net cash used by financing activities	(79.9)	(60.6)	(117.3)

(Decrease) Increase in cash and equivalents	9.2	(12.2)	(17.9)
Cash and equivalents at beginning of year	20.4	32.6	50.5

Cash and equivalents at end of year	$29.6	$20.4	$32.6

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying financial statements reflect the consolidated assets, liabilities and operations of Federal-Mogul Ignition Company and its subsidiaries (“Ignition”). Ignition is a wholly-owned subsidiary of Federal-Mogul Corporation (“Federal-Mogul”). Ignition manufactures wipers, spark plugs, glow plugs and ignition coils.

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

The accompanying consolidated financial statements are presented as if Ignition had existed as an entity separate from its parent during the periods presented, and includes the assets, liabilities, revenues and expenses that are directly related to Ignition’s operations.

Ignition’s separate debt and related interest expense have been included in the consolidated financial statements. Ignition is fully integrated into its parent’s cash management system, as such, all of their domestic cash requirements are provided by its parent and any excess cash generated by Ignition is transferred to the parent.

Voluntary Reorganization Under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), Federal-Mogul Corporation (the “Company” or “Federal-Mogul”) and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et. al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The U.S. Debtors, including Ignition, are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors’ intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In the U.S., four committees, representing asbestos claimants, asbestos property damage claimants, unsecured creditors and equity security holders (collectively, the “Committees”) have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, have the right to be heard on all matters that come before the Bankruptcy Court. The Committees, together with the legal representative for the future asbestos claimants, play important roles in the Restructuring Proceedings. In the U.K., the Administrators have appointed a creditors committee, representing both asbestos claimants and general unsecured creditors.

On March 4, 2004, Federal-Mogul filed an amended plan of reorganization and related disclosure statement with the Bankruptcy Court. This amended plan of reorganization was jointly proposed by Federal-Mogul along with the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the equity security holders (collectively referred to as the “Co-Proponents”). The joint amended plan of reorganization is consistent with the principal terms of the plan originally filed with the Bankruptcy Court on March 6, 2003.

The amended joint plan of reorganization provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although technical issues remain to be resolved, the amended joint plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, and 50.1% of newly authorized and issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trusts or trusts for the benefit of existing and future asbestos claimants, and 49.9% of the newly authorized and issued common stock will be distributed pro rata to the noteholders. Trade creditors of Federal-Mogul will receive cash distributions in an amount that has yet to be determined. If the classes of holders of common and preferred stock of Federal-Mogul vote in favor of the amended joint plan, the holders of currently outstanding common and preferred stock of Federal-Mogul will receive warrants in reorganized Federal-Mogul.

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

Ignition is unable to predict with a high degree of certainty at this time what treatment will be accorded under any such plan of reorganization to claims arising from intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. Various parties in the Chapter 11 Cases may challenge these arrangements, transactions, and relationships, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan of reorganization.

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

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a $675 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. In August 2003, the DIP credit facility was amended to reduce the commitment to $600 million, change the expiration date to February 2005, and reduce the interest rate to either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $600 million commitment is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

Federal-Mogul’s available borrowings under the DIP credit facility are determined by the underlying collateral at any point in time, which includes Ignition’s domestic inventories, domestic accounts receivable, and domestic property, plant, and equipment. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest.

Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. Given this uncertainty, there is substantial doubt about the ability of Ignition to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrators or the High Court or otherwise as permitted in the ordinary course of business, Ignition may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization or scheme of arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

As reflected in the consolidated financial statements, “Liabilities subject to compromise” refers to liabilities of entities of Ignition included in the Restructuring Proceedings incurred prior to the Petition Date. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent Ignition’s estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments. Future adjustments may result from (i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrators; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the Restructuring Proceedings.

	December 31
	2003	2002
Accounts payable	$32.7	$36.5
Accounts payable to affiliated companies	148.6	156.7
Loans payable to affiliated companies	447.5	447.5
Interest payable to affiliated companies	162.8	162.8
Environmental liabilities	7.3	3.0

Total	$798.9	$806.5

The Debtors, including Ignition, have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims and certain other pre-petition claims.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Pursuant to the Bankruptcy Code, Federal-Mogul has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. On October 4, 2002, the Debtors issued approximately 100,000 proof of claim forms to its current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims in the Chapter 11 Cases. A March 3, 2003 bar date was set for the filing of proofs of claim against the Debtors. Because the Debtors have not completed evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to the Company’s financial statements.

The Debtors, including Ignition, continue to review and analyze the proofs of claim filed to date. In addition, the Debtors continue to file objections and seek stipulations to certain claims. Additional claims may be filed after the general bar date, which could be allowed by the Bankruptcy Court. Accordingly, the ultimate number and allowed amount of such claims are not presently known and cannot be reasonably estimated at this time. The resolution of such claims could result in a material adjustment to the Company’s financial statements.

The appropriateness of using the going concern basis for the Ignition’s financial statements is dependent upon, among other things: (i) Federal-Mogul’s ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of Federal-Mogul to maintain adequate cash on hand; (iii) the ability of Federal-Mogul to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; (v) confirmation of a scheme(s) of arrangement in the U.K. under Administration; and (vi) Federal-Mogul’s ability to achieve profitability following such confirmations.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Debtors’ Condensed Consolidated Statement of Operations

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Third party sales	$436.8	$426.7	$454.7
Affiliate sales	46.5	48.4	47.0

Total net sales	483.3	475.1	501.7
Cost of products sold	351.8	361.0	385.9

Gross margin	131.5	114.1	115.8
Selling, general and administrative expenses	70.7	93.7	100.7
Provision for bad debt from affiliate Debtors	—	—	244.3
Amortization expense	1.8	1.9	12.0
Restructuring charges	0.9	2.8	1.8
Adjustment of assets held for sale and other long-lived assets to fair value	—	0.6	184.0
Interest expense, net	—	—	28.7
Other expense, net	11.0	5.3	11.3

Earnings (loss) from continuing operations before income taxes and equity loss of non-Debtor subsidiaries	47.1	9.8	(467.0)
Income tax expense (benefit)	1.4	2.1	(8.6)

Earnings (loss) from continuing operations before equity loss of non-Debtor subsidiaries	45.7	7.7	(458.4)
Equity earnings (loss) from continuing operations of non-Debtor subsidiaries	8.3	24.9	(70.1)

Earnings (loss) from continuing operations	54.0	32.6	(528.5)
Loss (income) from discontinued operations, net of income taxes, Debtors	0.4	4.8	(2.0)
Loss (income) from discontinued operations, net of income taxes, non-Debtors	(0.1)	11.7	25.1

Net earnings (loss)	$53.7	$16.1	$(551.6)

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debtors’ Condensed Consolidated Balance Sheet

	December 31
	2003	2002
	(Millions of Dollars)
ASSETS
Accounts receivable, net	$95.5	$113.5
Accounts receivable – non-Debtor affiliates	10.8	10.4
Inventories, net	87.5	100.6
Other	11.1	13.7

Total Current Assets	204.9	238.2
Property, plant and equipment, net	110.5	119.2
Goodwill and indefinite-lived intangible assets	230.4	230.4
Definite-lived intangible assets, net	34.4	36.3
Investment in non-Debtor subsidiaries	175.9	171.6
Loan receivable – non-Debtor affiliates	22.2	18.5
Other noncurrent assets	0.3	3.6

Total Assets	$778.6	$817.8

LIABILITIES AND NET PARENT INVESTMENT
Accounts payable	$16.1	$13.5
Accounts payable – non-Debtors	25.0	17.7
Other accrued liabilities	14.1	15.5

Total Current Liabilities	55.2	46.7
Other long-term liabilities	1.2	1.3
Liabilities subject to compromise	798.9	806.5
Net Parent Investment	(76.7)	(36.7)

Total Liabilities and Net Parent Investment	$778.6	$817.8

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debtors’ Condensed Consolidated Statements of Cash Flows

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Net cash provided from (used by) operating activities	$24.3	$22.5	$(32.0)
Cash provided from (used by) investing activities:
Capital expenditures	(8.2)	(10.3)	(15.5)
Proceeds from sale of businesses	2.7	2.6	164.8

Net cash (used by) provided from investing activities	(5.5)	(7.7)	149.3
Cash provided from (used by) financing activities:
Transfers to parent	(18.8)	(14.8)	(117.3)

Net cash used by financing activities	(18.8)	(14.8)	(117.3)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

2. Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Ignition and all majority-owned subsidiaries and other controlled entities. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates of not more than 20% are accounted for using the cost method, while investments greater than 20% and not more than 50% are accounted for using the equity method.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Cash and Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are stated at historical value, which approximates fair value. Ignition does not generally require collateral for its trade accounts receivable.

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and Ignition’s historical experience of write-offs. If not reserved through specific examination procedures, Ignition general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $10.1 million and $16.2 million at December 31, 2003 and 2002, respectively.

Inventories: Inventories are carried at cost or, if lower, net realizable value. Cost is determined using the last-in, first-out (“LIFO”) method for approximately 54% and 63% of the inventory at December 31, 2003 and 2002, respectively. The remaining inventories are recorded using the first-in, first-out method. If inventories had been valued at current cost amounts reported would have increased by $7.0 million and $8.8 million at December 31, 2003 and 2002 respectively. Inventories have also been reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to estimated future sales and usage.

Long-Lived Assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, as required, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Indefinite-lived Intangible Assets: Indefinite-lived intangible assets, such as goodwill and trademarks, are carried at historical value and not amortized. Indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist. The impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and discounted future cash flows discounted at rates commensurate with the risk involved.

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

Recoverable Customer Engineering and Tooling: Pre-production tooling and engineering costs that Ignition will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Ignition the noncancelable right to use the tools or the reimbursement of such costs is agreed to by the customer. Pre-production tooling and engineering costs that are owned by Ignition are capitalized as part of machinery and equipment, and are depreciated over the shorter of the toolings’ expected life or the duration of the related program.

Research and Development and Advertising Costs: Ignition expenses research and development costs as incurred. Research and development expense for 2003, 2002 and 2001 was $14.5 million, $14.5 million and $17.3 million, respectively. Advertising and promotion expense was $3.0 million, $3.0 million and $3.4 million for 2003, 2002 and 2001, respectively.

Restructuring: Ignition defines restructuring expense to include charges incurred with exit or disposal activities accounted for in accordance with SFAS No. 146, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other post employment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

Rebates/Sales Incentives: Ignition accrues for rebates pursuant to specific arrangements with certain of its customers, primarily in the aftermarket. Rebates generally provide for price reductions based upon the achievement of specified purchase volumes and are recorded as a reduction of sales as they are earned by such customers.

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

Net Parent Investment: The Net Parent Investment account reflects the balance of Ignition’s historical earnings, intercompany amounts, income taxes accrued and deferred, post employment liabilities, other transactions between Ignition and Federal-Mogul, foreign currency translations and equity pension adjustments. During 2001, Ignition recorded a provision for bad debt from affiliated Debtors of $306.4 million for pre-petition intercompany accounts receivable from related Debtors outside of Ignition at the Petition Date. These receivables were previously recorded in Net Parent Investment.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Reclassifications: Certain items in the prior years financial statements have been reclassified to conform with the presentation used in 2003.

New Accounting Pronouncements:

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity: In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB elected to indefinitely defer the effective date for certain provisions of SFAS No. 150 relating to investments in limited-life entities. The adoption of the provisions of SFAS No. 150 that were not deferred by the FASB did not have a material effect on Ignition’s financial condition, results of operations, or cash flows.

Derivative Instruments and Hedging Activities: In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on Ignition’s financial condition, results of operations, or cash flows.

Consolidation of Variable Interest Entities: In January 2003, the FASB issued FASB Interpretation Number 46 (FIN No. 46), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN No. 46 provides guidance regarding the identification of, and financial reporting for entities over which control is achieved through means other than voting rights; such entities are considered variable interest entities. FIN No. 46 requires the consolidation of variable interest entities in which an enterprise is deemed to be the primary beneficiary, which is determined by the obligation to absorb a majority of the entity’s expected losses, the right to receive a majority of an entity’s expected residual returns or both.

In December 2003, the FASB issued revised FIN No. 46, which provided an exclusion for entities meeting the definition of a “business” (as defined in the interpretation) and extending the effective date for variable interest entities entered into prior to February 1, 2003 to periods ending after March 15, 2004. Management believes that its joint ventures meet this definition of a business, however, is currently evaluating such entities to determine whether consolidation is required under FIN No. 46 and to quantify the effect that adoption of FIN No. 46 will have on its consolidated financial statements.

Accounting for Costs Associated with Exit or Disposal Activities: In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This pronouncement addresses financial accounting and reporting for costs associated with an exit activity (including restructuring) or with the disposal of long-lived assets and supercedes Emerging Issues Task Force Issue No. 94-3. Under SFAS No. 146, a liability is recorded for a cost associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS No. 146 requires disclosure of information about exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. SFAS No. 146 does not allow for the restatement of previously issued financial statements and continues the accounting for liabilities previously recorded under Emerging Issues Task Force Issue No. 94-3. Ignition adopted SFAS No. 146 effective January 1, 2003.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3. Discontinued Operations

In connection with its strategic planning process, Federal-Mogul assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. Over the past several years, Ignition has divested numerous non-core businesses. The elimination of these non-core businesses has freed up both human and capital resources which have been devoted to Federal-Mogul’s core businesses.

During 2003, Ignition completed the following divestitures of non-core businesses:

•	During April 2003, Ignition completed the divestitures of substantially all of its original equipment lighting operations. The original equipment lighting divestitures include operations in Matamoros, Mexico; Brownsville, Texas; and Toledo, Ohio.

During 2002, Ignition completed two divestitures of non-core businesses as follows:

•	During the first quarter of 2002 Ignition completed the divestiture of its Signal-Stat Lighting Products business (“Signal-Stat”) to Truck-Lite Co., Inc. Signal-Stat produces exterior lighting and power distribution products primarily for heavy-duty and commercial vehicle markets.

•	In November 2002, Ignition completed the divestiture of Federal-Mogul Camshafts de Mexico S. de R.L. de C.V. (“Camshafts de Mexico”), to Linamar Corporation. Camshafts de Mexico manufactures camshafts for the North American original equipment market.

During 2001, Ignition completed divestitures of non-core businesses including:

•	In May 2001, the divestiture of its Champion aviation ignition products division (“Aviation”) to TransDigm Inc. Aviation provides products for all major commercial, military and general aircraft applications.

•	In August 2001, the divestiture of the aftermarket operations of Blazer Lighting Products (“Blazer”) to Clean-Rite Products LLC, an automotive aftermarket supplier. Blazer manufactures exterior vehicle lighting products.

Further information related to Ignition’s discontinued operations is as follows:

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Net sales	$46.8	$140.2	$170.0
Cost of products sold	39.8	124.9	154.8

Gross margin	7.0	15.3	15.2
Selling, general and administrative expenses	2.8	9.1	21.2
Restructuring charges	1.7	2.6	0.2
Adjustment of assets held for sale and other long-lived assets to fair value	—	10.6	60.4
Net (gain) loss on divestitures	2.1	(2.8)	(36.1)
Other expenses, net	0.7	(0.6)	4.4

(Loss) income before income taxes	(0.3)	(3.6)	(34.9)
Income tax expense (benefit)	—	12.9	(11.7)

Loss from discontinued operations	$(0.3)	$(16.5)	$(23.2)

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2002, Ignition had assets held for sale included in its consolidated balance sheet as follows (in millions of dollars):

Accounts receivable, net	$9.3
Inventories, net	9.2
Other current assets	3.6

Total Current Assets	22.1

Property, plant and equipment, net	4.9
Other long-term assets	0.3

Total Assets	27.3

Accounts payable	(7.8)
Other accrued liabilities	(2.1)

Total Liabilities	$(9.9)

4. Inventories

Inventories consisted of the following:

	December 31
	2003	2002
	(Millions of Dollars)
Raw materials.	$36.4	$42.1
Work-in-process	43.0	40.9
Finished goods	87.7	84.9

	167.1	167.9
Valuation reserves	(21.6)	(13.0)

	$145.5	$154.9

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31
	2003	2002
	(Millions of Dollars)
Land and land improvements	$6.1	$7.5
Buildings	62.7	60.5
Machinery and equipment	312.7	350.8

	381.5	418.8
Accumulated depreciation	(106.8)	(146.1)

	$274.7	$272.7

Total rental expense under operating leases for the years ended December 31, 2003, 2002 and 2001 was $9.8 million, $8.3 million and $8.8 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions:

2004	$3.0
2005	2.7
2006	2.6
2007	1.7
2008	1.0
Thereafter	0.1

6. Goodwill and Other Indefinite-Lived Intangible Assets

Effective January 1, 2002, Ignition adopted SFAS No. 142, resulting in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. The adoption of this standard also required the reclassification of various intangible asset classes according to the measurability of their useful lives. Ignition’s initial impairment test indicated that its carrying value did not exceed the corresponding fair values, which were determined by using discounted cash flows and market multiples. Therefore, no impairment charge was required. Ignition completed its required annual impairment analysis as of October 1, 2003 and, based upon this analysis, no impairment charge was required.

At December 31, 2003 and 2002, goodwill and other intangible assets consists of the following:

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets
Developed technology	$44.3	$(9.6)	$34.7	$44.3	$(8.0)	$36.3
Indefinite-Lived Intangible Assets
Goodwill			$137.2			$140.2
Trademarks			110.2			110.2

Total Indefinite-Lived Intangible Assets			$247.4			$250.4

Ignition expects that amortization expense for its amortizable intangible assets for each of the years between 2003 and 2007 will be approximately $2 million.

The following table shows the pro-forma effect of SFAS No. 142 on Ignition’s earnings:

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Reported Net Earnings (Loss)	$53.7	$16.1	$(551.6)
Add-back: Goodwill amortization	—	—	7.5
Add-back: Indefinite-lived intangible asset amortization	—	—	5.2

Adjusted Net Earnings (Loss)	$53.7	$16.1	$(538.9)

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7. Restructuring Charges

Ignition recorded $12.0 million, $2.8 million, and $3.5 million in 2003, 2002, and 2001, respectively, of restructuring charges from continuing operations primarily related to severance costs resulting from salaried employee reductions in North America and Europe. Cash payments made during 2003 and 2002 were $9.7 million and $6.7 million, respectively.

8. Commitments and Contingencies

Ignition has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination, in some cases as a result of contractual commitments. Ignition is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, Ignition has accrued amounts corresponding to its best estimate of the costs associated with such matters based upon current available information from site investigations and consultants.

Environmental reserves were $8.8 million and $5.5 million at December 31, 2003 and 2002, respectively and are included in the consolidated balance sheets as follows:

	December 31
	2003	2002
	(Millions of Dollars)
Current liabilities	$0.4	$1.4
Long-term accrued liabilities	1.1	1.1
Liabilities subject to compromise	7.3	3.0

	$8.8	$5.5

Management believes that such accruals will be adequate to cover Ignition’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Ignition, Ignition’ results of operations and financial condition could be materially affected. At December 31, 2003, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $0.2 million.

Environmental reserves subject to compromise include those that may be reduced in Federal-Mogul’s bankruptcy proceeding because they may be determined to be “dischargeable debts” incurred prior to Federal-Mogul’s filing for bankruptcy. Such liabilities generally arise at either (1) commercial waste disposal sites to which Ignition and other companies sent wastes for disposal, or (2) sites in relation to which Ignition has a contractual obligation to indemnify the current owner of a site for the costs of cleanup of contamination that was released into the environment before Ignition sold the site.

Environmental reserves determined not to be subject to compromise include those which arise from a legal obligation of Ignition, under an administrative or judicial order, to perform cleanup at a site. Such obligations are normally associated with sites, which a bankrupt entity such as Ignition owns and either operates or formerly operated.

The best estimate of environmental liability at a site may change from time to time during a bankruptcy proceeding even though the liability relating to that site is subject to compromise and Ignition’s responsibility to make payments is stayed. Notwithstanding the stay of proceedings regarding such a site, activities such as further site investigation and/or actual cleanup work usually continue to be performed by other parties. Such activities may produce new and better information that requires Ignition to revise its best estimate of total site cleanup costs and its own share of such costs.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9. Long-Term Debt and Other Financing Arrangements

Ignition’s cash and indebtedness is managed by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Ignition, is provided through a consolidated cash and debt management system. As a result, the amount of cash or debt historically related to Ignition is not determinable.

Ignition has an intercompany loan, including accrued interest, from Federal-Mogul in the amount of $610.3 million, which is included in liabilities subject to compromise at December 31, 2003 and 2002. In 2002 and 2001, Federal-Mogul charged interest on the intercompany loans based on the stated rate of 6.8%. In accordance with SOP 90-7, Ignition stopped recording interest expense on its outstanding notes effective October 1, 2001. As a result, Ignition was relieved of $32.4 million, $32.4 million, and $8.1 million for the years ended December 31, 2003, 2002, and 2001 respectively.

Federal-Mogul has pledged 100% of Ignition’s capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Ignition has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul’s Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowings under such agreements aggregated $4,020.7 million and $3,982.7 million as of December 31, 2003 and 2002, respectively.

10. Net Parent Investment

Changes in net parent investment were as follows:

(Millions of Dollars)
Balance at January 1, 2001	$1,004.7
Reclassification of intercompany accounts and loans payable at the Petition Date to Liabilities subject to compromise	(758.7)
Reclassification of accounts receivable from affiliates at the Petition Date	306.4
Reclassification transfer of accounts receivable from Federal-Mogul to Ignition	43.0

595.4
Comprehensive loss	(557.7)
Intercompany transactions, net	(36.7)

Balance at December 31, 2001	1.0
Comprehensive income	21.5
Intercompany transactions, net	(60.6)

Balance at December 31, 2002	(38.1)
Comprehensive income	41.5
Intercompany transactions, net	(81.9)

Balance at December 31, 2003	$(78.5)

Ignition includes accumulated other comprehensive loss in Net Parent Investment. At December 31, 2003 accumulated other comprehensive loss included $41.2 million of foreign currency translation adjustments and $(4.1) million of minimum pension funding. At December 31, 2002 accumulated other comprehensive loss included $53.4 million of foreign currency translation adjustments and $(4.1) million of minimum pension funding.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. Income Taxes

Ignition files a consolidated return with its parent for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Components of income tax expense (benefit)
Current	$(0.2)	$14.4	$58.3
Deferred	15.0	7.0	(49.8)

Income tax expense	$14.8	$21.4	$8.5

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended December 31
	2003	2002	2001
Effective tax rate reconciliation:
U.S. Federal statutory rate	35%	35%	35%
State and local taxes	1	1	2
Foreign operations	1	(7)	(3)
Goodwill amortization and other	8	3	(8)
Valuation allowance	(24)	4	(28)

Effective tax rate	21%	36%	(2)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Ignition net deferred tax asset are non-deductible accruals and amortization and depreciation timing differences.

	December 31
	2003	2002
	(Millions of Dollars)
Net current deferred tax assets	$9.3	$29.1
Net long-term deferred tax assets	97.7	96.2

Net deferred tax assets	107.0	125.3
Valuation allowance	(115.8)	(123.1)

Net deferred tax assets (liabilities)	$(8.8)	$2.2

As Ignition files a consolidated tax return with Federal-Mogul, the net deferred tax liability at December 31, 2003 and the net deferred tax asset at December 31, 2002 is a component of the net parent investment.

12. Pension Plans

Ignition is included in the Federal-Mogul Corporation Pension Plan. As such, the related pension liability is recorded in Net Parent Investment at December 31, 2003 and 2002.

The pension charge allocated to Ignition for the years ended December 31, 2003 and 2002 was $2.6 million and $2.7 million, respectively. For the year ended December 31, 2000, a pension credit was allocated to Ignition of approximately $0.3 million.

F-.37

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13. Postretirement Benefits Other Than Pensions

Benefits provided to employees of Ignition under various Federal-Mogul postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescription drugs and life insurance, with medical care accounting for approximately 45% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $13.3 million, $12.5 million and $14.4 million, for 2003, 2002 and 2001, respectively.

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

Ignition operates in a single business segment. Ignition manufactures and distributes spark plugs, wiper blades, lamps, and other products for use by the automotive aftermarket and in automobile assemblies. No single customer accounted for 10% or more of revenues in 2003, 2002 or 2001. The following table shows geographic information as of December 31:

	Third Party Sales			Net Property, Plant and Equipment
	2003	2002	2001	2003	2002
	(Millions of Dollars)
United States	$426.6	$438.9	$455.9	$110.6	$119.2
Mexico	167.1	142.2	142.2	102.7	97.5
Europe	99.7	82.9	82.9	60.4	55.3
Other	20.9	17.1	16.8	1.0	0.7

Total	$714.3	$681.1	$697.8	$274.7	$272.7

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Powertrain, Inc. and subsidiaries, a wholly-owned subsidiary of Federal-Mogul Corporation, as of December 31, 2003 and 2002 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Powertrain, Inc. and subsidiaries at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Federal-Mogul Powertrain, Inc. and subsidiaries will continue as a going concern. As more fully described in the notes to the consolidated financial statements, on October 1, 2001, Federal-Mogul Corporation and its wholly-owned United States subsidiaries, which includes Federal-Mogul Powertrain, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Uncertainties inherent in the bankruptcy process raise substantial doubt about Federal-Mogul Powertrain, Inc.’s ability to continue as a going concern. Management’s intentions with respect to these matters are also described in the notes. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6 to the consolidated financial statements, Federal-Mogul Powertrain, Inc. changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002.

/S/ ERNST & YOUNG LLP

Detroit, Michigan

February 6, 2004,

except as to the ninth

paragraph of Note 1, as to

which the date is March 4, 2004

FEDERAL-MOGUL POWERTRAIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Third party sales	$531.6	$583.2	$560.5
Affiliate sales	35.5	41.5	29.7

Total net sales	567.1	624.7	590.2
Cost of products sold	480.3	516.9	487.1

Gross margin	86.8	107.8	103.1
Selling, general and administrative expenses	61.3	74.4	67.8
Provision for bad debt from affiliate Debtors	—	—	1,088.4
Amortization expense	—	—	8.4
Restructuring charges	1.8	11.0	—
Adjustment of assets held for sale and other long-lived assets to fair value	7.4	25.3	—
Interest expense, net	—	—	30.2
Other expense, net	2.0	1.2	5.8

Earnings (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	14.3	(4.1)	(1,097.5)
Income tax expense	0.1	3.7	22.8

Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	14.2	(7.8)	(1,120.3)
Earnings (loss) from discontinued operations, net of income taxes	(2.7)	3.7	(89.3)
Cumulative effect of change in accounting principle	—	202.2	—

Net Earnings (Loss)	$11.5	$(206.3)	$(1,209.6)

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL POWERTRAIN, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
	(Millions of Dollars)
ASSETS
Accounts receivable, net	$59.1	$80.7
Inventories, net	30.2	36.9
Other	9.4	12.5

Total Current Assets	98.7	130.1
Property, plant and equipment, net	255.8	301.7
Goodwill and indefinite-lived intangible assets	103.1	103.1
Other noncurrent assets	16.7	29.9

Total Assets	$474.3	$564.8

LIABILITIES AND NET PARENT INVESTMENT
Accounts payable	$19.1	$24.9
Accrued compensation	13.8	14.6
Restructuring reserves	4.6	7.7
Other accrued liabilities	16.5	16.4

Total Current Liabilities	54.0	63.6
Other long-term liabilities	2.4	3.1
Liabilities subject to compromise	650.0	651.7
Minority interest in consolidated subsidiaries	20.4	20.4
Net Parent Investment	(252.5)	(174.0)

Total Liabilities and Net Parent Investment	$474.3	$564.8

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL POWERTRAIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Cash provided from (used by) operating activities:
Net earnings (loss)	$11.5	$(206.3)	$(1,209.6)
Adjustments to reconcile net earnings (loss) to net cash provided from (used by) operating activities:
Cumulative effect of change in accounting principle	—	202.2	—
Provision for bad debt from affiliate Debtors	—	—	1,088.4
Depreciation and amortization	33.6	59.5	49.9
Restructuring charges	1.8	11.2	—
Adjustment of assets held for sale and other long-lived assets to fair value	7.4	25.3	133.7
Payments against restructuring reserves	(4.9)	—	—
Changes in assets and liabilities:
Accounts receivable	21.6	(1.5)	8.0
Inventories	2.0	(3.3)	4.7
Accounts payable and accrued liabilities	(2.0)	4.0	(0.9)
Other assets and liabilities, net	33.4	(30.0)	51.4

Net cash provided from operating activities	104.4	61.1	125.6

Cash provided from (used by) investing activities:
Capital expenditures	(29.1)	(41.1)	(37.2)
Proceeds from sale of businesses	14.7	1.6	45.4

Net cash (used by) provided from investing activities	(14.4)	(39.5)	8.2

Cash provided from (used by) financing activities:
Repayments of long-term debt	—	—	(4.7)
Transfers (to) from parent	(90.0)	(21.6)	(129.1)

Net cash (used by) provided from financing activities	(90.0)	(21.6)	(133.8)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying financial statements reflect the consolidated assets, liabilities and operations of Federal-Mogul Powertrain, Inc. and its subsidiaries (“Powertrain”). Powertrain is a wholly-owned subsidiary of T&N Industries Inc., which is a wholly-owned subsidiary of Federal-Mogul Corporation (“Federal-Mogul”). Powertrain manufactures pistons, rings and liners.

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

Voluntary Reorganization Under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), Federal-Mogul Corporation (the “Company” or “Federal-Mogul”) and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et. al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The U.S. Debtors, including Powertrain, are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors’ intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act.

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In the U.S., four committees, representing asbestos claimants, asbestos property damage claimants, unsecured creditors and equity security holders (collectively, the “Committees”) have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, have the right to be heard on all matters that come before the Bankruptcy Court. The Committees, together with the legal representative for the future asbestos claimants, play important roles in the Restructuring Proceedings. In the U.K., the Administrators have appointed a creditors committee, representing both asbestos claimants and general unsecured creditors.

On March 4, 2004, Federal-Mogul filed an amended plan of reorganization and related disclosure statement with the Bankruptcy Court. This amended plan of reorganization was jointly proposed by Federal-Mogul along with the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the equity security holders (collectively referred to as the “Co-Proponents”). The joint amended plan of reorganization is consistent with the principal terms of the plan originally filed with the Bankruptcy Court on March 6, 2003.

The amended joint plan of reorganization provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although technical issues remain to be resolved, the amended joint plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, and 50.1% of newly authorized and issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trusts or trusts for the benefit of existing and future asbestos claimants, and 49.9% of the newly authorized and issued common stock will be distributed pro rata to the noteholders. Trade creditors of Federal-Mogul will receive cash distributions in an amount that has yet to be determined. If the classes of holders of common and preferred stock of Federal-Mogul vote in favor of the amended joint plan, the holders of currently outstanding common and preferred stock of Federal-Mogul will receive warrants in reorganized Federal-Mogul.

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

Powertrain is unable to predict with a high degree of certainty at this time what treatment will be accorded under any such plan of reorganization to claims arising from intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. Various parties in the Chapter 11 Cases may challenge these arrangements, transactions, and relationships, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan of reorganization.

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a $675 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. In August

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2003, the DIP credit facility was amended to reduce the commitment to $600 million, change the expiration date to February 2005, and reduce the interest rate to either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $600 million commitment is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

Federal-Mogul’s available borrowings under the DIP credit facility are determined by the underlying collateral at any point in time, which includes Powertrain’s domestic inventories, domestic accounts receivable, and domestic property, plant, and equipment. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest.

Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. Given this uncertainty, there is substantial doubt about the ability of Powertrain to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrators or the High Court or otherwise as permitted in the ordinary course of business, Powertrain may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization or scheme of arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

As reflected in the consolidated financial statements, “Liabilities subject to compromise” refers to liabilities of entities of Powertrain included in the Restructuring Proceedings incurred prior to the Petition Date. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent Powertrain’s estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments. Future adjustments may result from (i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrators; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the Restructuring Proceedings.

	December 31
	2003	2002
Accounts payable to affiliated companies	$618.1	$618.1
Accounts payable	26.5	28.0
Environmental liabilities	3.5	3.2
Other accrued liabilities	0.9	1.4
Debt	1.0	1.0

Total	$650.0	$651.7

The Debtors, including Powertrain, have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims and certain other pre-petition claims.

Pursuant to the Bankruptcy Code, Federal-Mogul has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. On October 4, 2002, the Debtors issued approximately 100,000 proof of claim forms to its current and prior employees, known creditors, vendors and other parties with

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims in the Chapter 11 Cases. A March 3, 2003 bar date was set for the filing of proofs of claim against the Debtors. Because the Debtors have not completed evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to the Company’s financial statements.

The Debtors, including Powertrain, continue to review and analyze the proofs of claim filed to date. In addition, the Debtors continue to file objections and seek stipulations to certain claims. Additional claims may be filed after the general bar date, which could be allowed by the Bankruptcy Court. Accordingly, the ultimate number and allowed amount of such claims are not presently known and cannot be reasonably estimated at this time. The resolution of such claims could result in a material adjustment to the Company’s financial statements.

The appropriateness of using the going concern basis for the Powertrain’s financial statements is dependent upon, among other things: (i) Federal-Mogul’s ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of Federal-Mogul to maintain adequate cash on hand; (iii) the ability of Federal-Mogul to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; (v) confirmation of a scheme(s) of arrangement in the U.K. under Administration; and (vi) Federal-Mogul’s ability to achieve profitability following such confirmations.

2. Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Powertrain and all majority-owned subsidiaries and other controlled entities. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates of greater than 20% and not more than 50% are accounted for using the equity method.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are stated at historical value, which approximates fair value. Powertrain does not generally require collateral for its trade accounts receivable.

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and Powertrain’s historical experience of write-offs. If not reserved through specific examination procedures, Powertrain’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $9.3 million and $9.7 million at December 31, 2003 and 2002, respectively.

Inventories: Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 14% and 20% of the inventory at December 31, 2003 and 2002, respectively. The remaining inventories are recorded using the first-in, first out (FIFO) method. LIFO approximated FIFO cost at December 31, 2003 and 2002.

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Investments in non-consolidated entities: Equity investments that comprise more than 20% but less than 50% of the outstanding equity of the investee are accounted for by the equity investment method and are not consolidated. Such investments aggregated $15.7 million and $29.1 million at December 31, 2003 and 2002, respectively, and are included in the consolidated balance sheets as “other non current assets”. Net income from non-consolidated equity investments was $6.6 million, $4.5 million and $5.3 million for 2003, 2002 and 2001, respectively, and is included in the statements of operations as “other expense, net”.

Long-Lived Assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, as required, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Indefinite-lived Intangible Assets: Indefinite-lived intangible assets, such as goodwill and trademarks, are carried at historical value and not amortized. Indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist. The impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and discounted future cash flows discounted at rates commensurate with the risk involved.

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

Recoverable Customer Engineering and Tooling: Costs of pre-production tooling and engineering that Powertrain will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Powertrain the noncancelable right to use the tools or the reimbursement of such costs is agreed to by the customer. Pre-production tooling and engineering costs that are owned by Powertrain are capitalized as part of machinery and equipment, and are depreciated over the shorter of the toolings’ expected life or the duration of the related program.

Research and Development Costs: Powertrain expenses research and development costs as incurred. Research and development expense was $2.5 million, $3.0 million and $2.8 million for 2003, 2002 and 2001, respectively.

Restructuring: Powertrain defines restructuring expense to include charges incurred with exit or disposal activities accounted for in accordance with SFAS No. 146, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other post employment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

Fair Value of Financial Instruments: The carrying amounts of certain financial instruments such as accounts receivable and accounts payable approximate their fair value.

Net Parent Investment: The Net Parent Investment account reflects the balance of Powertrain historical earnings, intercompany debt, income taxes accrued and deferred, post employment liabilities and other transactions between Powertrain and Federal-Mogul. During 2001, Powertrain recorded a provision for bad debt from affiliated Debtors of $1,088.4 million for pre-petition accounts receivable from related debtor entities outside of Powertrain at the Petition Date. These receivables were previously recorded in net parent investment.

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Reclassifications: Certain items in the prior year financial statements have been reclassified to conform to the presentation used in 2003.

New Accounting Pronouncements:

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity: In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB elected to indefinitely defer the effective date for certain provisions of SFAS No. 150 relating to investments in limited-life entities. The adoption of the provisions of SFAS No. 150 that were not deferred by the FASB did not have a material effect on Powertrain’s financial condition, results of operations, or cash flows.

Derivative Instruments and Hedging Activities: In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on Powertrain’s financial condition, results of operations, or cash flows.

Consolidation of Variable Interest Entities: In January 2003, the FASB issued FASB Interpretation Number 46 (FIN No. 46), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN No. 46 provides guidance regarding the identification of, and financial reporting for entities over which control is achieved through means other than voting rights; such entities are considered variable interest entities. FIN No. 46 requires the consolidation of variable interest entities in which an enterprise is deemed to be the primary beneficiary, which is determined by the obligation to absorb a majority of the entity’s expected losses, the right to receive a majority of an entity’s expected residual returns or both.

In December 2003, the FASB issued revised FIN No. 46, which provided an exclusion for entities meeting the definition of a “business” (as defined in the interpretation) and extending the effective date for variable interest entities entered into prior to February 1, 2003 to periods ending after March 15, 2004. Management believes that its joint ventures meet this definition of a business, however, is currently evaluating such entities to determine whether consolidation is required under FIN No. 46 and to quantify the effect that adoption of FIN No. 46 will have on its consolidated financial statements.

Accounting for Costs Associated with Exit or Disposal Activities: In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This pronouncement addresses financial accounting and reporting for costs associated with an exit activity (including restructuring) or with the disposal of long-lived assets and supercedes Emerging Issues Task Force Issue No. 94-3. Under SFAS No. 146, a liability is recorded for a cost associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS No. 146 requires disclosure of information about exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. SFAS No. 146 does not allow for the restatement of previously issued financial statements and continues the accounting for liabilities previously recorded under Emerging Issues Task Force Issue No. 94-3. Powertrain adopted SFAS No. 146 effective January 1, 2003.

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3. Discontinued Operations

In connection with its strategic planning process, Federal-Mogul assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. Over the past several years, Powertrain has divested numerous non-core businesses. The elimination of these non-core businesses has freed up both human and capital resources which have been devoted to Federal-Mogul’s core businesses.

During April 2003, Powertrain completed the divestitures of its U.S. camshaft operations, which include manufacturing operations in Grand Haven, Michigan and Orland, Indiana, as well as the Company’s share of an assembled camshaft joint venture operation in Grand Haven.

In July 2002, Powertrain completed the divestiture of its automotive camshaft manufacturing plant in Jackson, Michigan, to Camshaft Machine Company, a new company formed by the facility’s management. Powertrain also entered into a three-year supply agreement with Camshaft Machine Company, under which Powertrain will continue to market and sell aftermarket camshafts produced at the Jackson facility through its aftermarket business. This business employed approximately 90 employees and had 2001 net sales of $5.9 million. Powertrain received aggregate proceeds of $1.6 million. The sale did not result in a material gain or loss.

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

Further information related to Powertrain’s discontinued operations is as follows:

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Net sales	$21.0	$86.5	$109.2
Cost of products sold	19.3	80.0	104.5

Gross margin	1.7	6.5	4.7
Selling, general and administrative expenses	—	—	0.7
Restructuring charges	0.1	0.2	0.2
Adjustment of assets held for sale and other long-lived assets to fair value	—	—	133.7
Net loss on divestitures	5.0	1.7	17.2
Other (income) expense, net	(0.7)	0.7	5.0

(Loss) income before income taxes	(2.7)	3.9	(152.1)
Income tax expense (benefit)	—	0.2	(62.8)

(Loss) income from discontinued operations	$(2.7)	$3.7	$(89.3)

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2002, Powertrain had assets held for sale included in its consolidated balance sheet as follows (in millions of dollars):

Accounts receivable, net	$1.6
Inventories, net	4.9
Other current assets	0.5

Total Current Assets	7.0

Property, plant and equipment, net	18.1
Other long-term assets	—

Total Assets	25.1

Accounts payable	(3.3)
Other accrued liabilities	(3.3)

Total Liabilities	$(6.6)

4. Inventories

Inventories consisted of the following:

	December 31
	2003	2002
	(Millions of Dollars)
Raw materials	$9.1	$12.8
Work-in-process	9.9	9.8
Finished goods	13.6	16.6

	32.6	39.2
Valuation reserves	(2.4)	(2.3)

	$30.2	$36.9

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31
	2003	2002
	(Millions of Dollars)
Land and land improvements	$3.9	$4.2
Buildings	65.5	79.5
Machinery and equipment	349.5	373.6

	418.9	457.3
Accumulated depreciation	(163.1)	(155.6)

	$255.8	$301.7

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions:

2004	$1.4
2005	1.2
2006	1.2
2007	1.2
2008	1.1
Thereafter	2.1

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Total rental expense under operating leases for the years ended December 31, 2003, 2002 and 2001 was $2.3 million, $2.5 million and $2.3 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

6. Adjustment of Assets Held for Sale and Other Long-Lived Assets to Fair Value

Definite-Lived Long-Lived Assets

During 2003 and 2002, Powertrain recorded impairment charges of $7.4 million and $25.3, respectively, to adjust long-lived tangible assets to their estimated fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). The charges was recorded to write-down property, plant and equipment at three facilities that the Company is closing or consolidating into other facilities. The fair value of property, plant and equipment was based upon estimated discounted future cash flows and estimates of salvage value. The impairment charges represent the difference between the estimated fair values and the carrying value of the subject assets.

Goodwill and Other Indefinite-Lived Intangible Assets

Effective January 1, 2002, Powertrain adopted SFAS No. 142, resulting in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. The adoption of this standard also required the reclassification of various intangible asset classes according to the measurability of their useful lives. Upon the adoption of SFAS No. 142, Powertrain recorded a non-cash charge of $202.2 million to reduce the carrying value of its goodwill and indefinite-lived intangible assets to their estimated fair value as required by SFAS No. 142. The charge is presented as a cumulative effect of change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002. Powertrain completed its required annual impairment analysis as of October 1, 2003 and, based upon this analysis, no impairment charge was required.

At December 31, 2002 and 2001, Powertrain did not have any amortized intangible assets. A summary of the changes in Powertrain’s goodwill and indefinite-lived intangible assets is as follows:

	Balance at December 31, 2002	Impairments	Balance at December 31, 2003
	(Millions of Dollars)
Goodwill	$103.1	$—	$103.1
Other Intangible Assets	—	—	—

Total Indefinite-Lived Intangible Assets	$103.1	$—	$103.1

The following table shows the pro-forma effect of SFAS No. 142 on Powertrain’s earnings:

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Reported Net Earnings (Loss)	$11.5	$(206.3)	$(1,209.6)
Add-back: Goodwill amortization	—	—	11.9
Add-back: Indefinite-lived intangible asset amortization	—	—	0.1

Adjusted Net Earnings (Loss)	$11.5	$(206.3)	$(1,197.6)

7. Restructuring Charges

Powertrain recognized $1.8 million and $11.2 million of restructuring charges in 2003 and 2002, respectively, primarily related to severance costs associated with the continuing consolidation of operations to maximize production efficiencies and achieve economies of scale. Cash payments against these restructuring reserves during 2003 were $4.9 million. There were no cash payments for restructuring charges in 2002 or 2001.

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8. Commitments and Contingencies

Environmental Liabilities

Powertrain has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination, in some cases as a result of contractual commitments. Powertrain is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, Powertrain has accrued amounts corresponding to its best estimate of the costs associated with such matters based upon current available information from site investigations and consultants.

Environmental reserves were $6.4 million and $7.3 million at December 31, 2003 and 2002, respectively and are included in the consolidated balance sheets as follows:

	December 31
	2003	2002
	(Millions of Dollars)
Current liabilities	$1.9	$1.5
Long-term accrued liabilities	1.0	2.6
Liabilities subject to compromise	3.5	3.2

	$6.4	$7.3

Management believes that such accruals will be adequate to cover Powertrain’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Powertrain, Powertrain’ results of operations and financial condition could be materially affected. At December 31, 2003, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $4.9 million.

Environmental reserves subject to compromise include those that may be reduced in Federal-Mogul’s bankruptcy proceeding because they may be determined to be “dischargeable debts” incurred prior to Federal-Mogul’s filing for bankruptcy. Such liabilities generally arise at either (1) commercial waste disposal sites to which Powertrain and other companies sent wastes for disposal, or (2) sites in relation to which Powertrain has a contractual obligation to indemnify the current owner of a site for the costs of cleanup of contamination that was released into the environment before Powertrain sold the site.

Environmental reserves determined not to be subject to compromise include those which arise from a legal obligation of Powertrain, under an administrative or judicial order, to perform cleanup at a site. Such obligations are normally associated with sites, which a bankrupt entity such as Powertrain owns and either operates or formerly operated.

The best estimate of environmental liability at a site may change from time to time during a bankruptcy proceeding even though the liability relating to that site is subject to compromise and Powertrain’s responsibility to make payments is stayed. Notwithstanding the stay of proceedings regarding such a site, activities such as further site investigation and/or actual cleanup work usually continue to be performed by other parties. Such activities may produce new and better information that requires Powertrain to revise its best estimate of total site cleanup costs and its own share of such costs.

9. Redeemable Stock

Federal-Mogul Piston Rings Inc., which is a wholly-owned subsidiary of Powertrain, issued 862 shares of class B common stock, redeemable at the option of the holder, to a minority investor in 1994. The shares of class B stock are redeemable for $23,201.85 per share plus accrued dividends. This redeemable stock is included in “minority interest in consolidated subsidiaries” in the consolidated balance sheet at December 31, 2003 and 2002.

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10. Long-Term Debt and Other Financing Arrangements

Powertrain’s cash and indebtedness is managed on a worldwide basis by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Powertrain, is provided through this consolidated cash and debt management system. As a result, the amount of cash or debt historically related to Powertrain is not determinable.

Federal-Mogul allocated Powertrain $29.8 million of the interest it incurred on the financing of T&N, plc. in 2001. Interest was calculated by allocating a portion of the amount Federal-Mogul borrowed to purchase T&N plc. Federal-Mogul allocated $666.1 million of the debt to Powertrain and calculated interest at a rate of 6% to the Petition date. In accordance with SOP 90-7, Powertrain stopped recording interest expense on its outstanding notes effective October 1, 2001. Powertrain’s contractual interest not accrued or paid for this note in 2003, 2002 and 2001 was $40.0 million, $40.0 million and $10.0 million, respectively.

Federal-Mogul has pledged 100% of Powertrain’s capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Powertrain has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul’s Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowing outstanding on such agreements aggregated $4,020.7 million and $3,982.7 million as of December 31, 2003 and 2002, respectively.

11. Net Parent Investment

Changes in net parent investment were as follows (in millions of dollars):

Balance at January 1, 2001	$835.0
Reclassification of intercompany accounts and loans payable at the Petition Date to Liabilities subject to compromise	(610.5)
Reclassification of accounts receivable from affiliates at the Petition Date	1,088.4
Reclassification transfer of accounts receivable from Federal-Mogul to Ignition	79.7

1,392.6
Net loss	(1,209.6)
Intercompany transactions, net	(129.1)

Balance at December 31, 2001	53.9
Net loss	(206.3)
Intercompany transactions, net	(21.6)

Balance at December 31, 2002	$(174.0)
Net earnings	11.5
Intercompany transactions, net	(90.0)

Balance at December 31, 2003	$(252.5)

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

12. Income Taxes

Powertrain files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Components of income tax expense (benefit)
Current	$0.1	$1.5	$65.7
Deferred	—	2.2	(42.9)

Income tax expense (benefit)	$0.1	$3.7	$22.8

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended December 31
	2003	2002	2001
U.S. Federal statutory rate	35%	35%	35%
State and local taxes	5	(39)	2
Nondeductible goodwill and other	(5)	34	(4)
Valuation allowance	(34)	(120)	(35)

Effective tax rate	1%	(90)%	(2)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset are non-deductible accruals, intangible assets and depreciation timing differences.

	December 31
	2003	2002
	(Millions of Dollars)
Net current deferred tax liabilities	$9.5	$(5.6)
Net long-term deferred tax assets	386.0	388.1

Gross deferred tax assets	395.5	382.5
Valuation allowance	(395.5)	(382.5)

Net deferred tax assets	$—	$—

13. Pension Plans

Powertrain is included in the Federal-Mogul Corporation Pension Plan. As such the related pension liability is included in Net Parent Investment at December 31, 2003 and 2002. The pension charge allocated to Powertrain, was $5.9 million, $6.5 million and $3.9 million for 2003, 2002 and 2001, respectively.

14. Postretirement Benefits Other Than Pensions

Benefits provided to employees of Powertrain under various Federal-Mogul postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 36% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $4.8 million, $4.9 million and $5.3 million for 2003, 2002 and 2001, respectively.

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Powertrain operates in a single business segment. Powertrain manufactures and distributes pistons, piston pins, rings, cylinder liners, engine bearings, valve train and transmission products and sealing systems. Powertrain’s largest customers are Ford Motor Co. and General Motors Corporation, which accounted for 34%, 34%, and 35% of Powertrain’s net sales in 2003, 2002, and 2001, respectively. All revenues and assets of Powertrain reside in the United States.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Piston Rings, Inc., a wholly-owned subsidiary of Federal-Mogul Corporation, as of December 31, 2003 and 2002, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal-Mogul Piston Rings, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Federal-Mogul Piston Rings, Inc. will continue as a going concern. As more fully described in the notes to the financial statements, on October 1, 2001, Federal-Mogul Corporation and its wholly-owned United States subsidiaries, which includes Federal-Mogul Piston Rings, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Uncertainties inherent in the bankruptcy process raise substantial doubt about Federal-Mogul Piston Ring, Inc.’s ability to continue as a going concern. Management’s intentions with respect to these matters are also described in the notes. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6 to the consolidated financial statements, Federal-Mogul Piston Rings, Inc. changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002.

/S/ ERNST & YOUNG LLP

Detroit, Michigan

February 6, 2004,

except as to the ninth

paragraph of Note 1, as to

which the date is March 4, 2004

FEDERAL-MOGUL PISTON RINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Net sales:
Third party sales	$91.8	$93.6	$96.2
Affiliate sales	12.2	11.5	10.7

Total net sales	104.0	105.1	106.9
Cost of products sold	93.1	93.8	92.9

Gross margin	10.9	11.3	14.0
Selling, general and administrative expenses	7.9	7.8	8.0
Amortization expense	—	—	1.5
Provision for bad debt from affiliate Debtors	—	—	147.3
Interest expense, net	—	—	5.0
Other expense, net	1.9	2.1	3.1

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	1.1	1.4	(150.9)
Income tax expense	0.1	0.7	4.7

Earnings (loss) before cumulative effect of change in accounting principle	1.0	0.7	(155.6)
Cumulative effect of change in accounting principle	—	47.3	—

Net Earnings (Loss)	$1.0	$(46.6)	$(155.6)

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PISTON RINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
	(Millions of Dollars)
ASSETS
Accounts receivable	$12.1	$7.7
Inventories, net	6.1	8.1
Other	0.7	0.7

Total Current Assets	18.9	16.5
Property, plant and equipment, net	62.9	66.0

Total Assets	$81.8	$82.5

LIABILITIES AND NET PARENT INVESTMENT
Accounts payable	$2.9	$2.9
Other accrued liabilities	7.9	5.4

Total Current Liabilities	10.8	8.3
Liabilities subject to compromise	152.2	152.2
Other long-term liabilities	0.6	1.2
Redeemable stock	20.0	20.0
Net Parent Investment	(101.8)	(99.2)

Total Liabilities and Net Parent Investment	$81.8	$82.5

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PISTON RINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Cash provided from (used by) operating activities:
Net earnings (loss)	$1.0	$(46.6)	$(155.6)
Adjustments to reconcile net earnings (loss) to net cash provided from operating activities:
Cumulative effect of change in accounting principle	—	47.3	—
Provision for bad debt from affiliate Debtors	—	—	147.3
Depreciation and amortization	8.2	9.8	8.5
Changes in assets and liabilities:
Accounts receivable	(4.4)	1.6	—
Inventories	2.0	(3.4)	1.1
Accounts payable	—	0.7	1.1
Other assets and liabilities	2.0	(5.5)	(1.7)

Net cash provided from operating activities	8.8	3.9	0.7

Cash provided from (used by) investing activities:
Capital expenditures	(5.2)	(9.1)	(3.3)

Net cash used by investing activities	(5.2)	(9.1)	(3.3)

Cash provided from (used by) financing activities:
Transfers from (to) parent	(3.6)	5.2	2.6

Net cash provided from (used by) financing activities	(3.6)	5.2	2.6

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements.

59

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying financial statements reflect the consolidated assets, liabilities and operations of Federal-Mogul Piston Rings, Inc. (“Piston Rings”). Piston Rings is an indirect subsidiary of Federal-Mogul Corporation (“Federal-Mogul”). Piston Rings manufactures pistons, rings and liners.

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

Voluntary Reorganization Under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), Federal-Mogul Corporation (the “Company” or “Federal-Mogul”) and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et. al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The U.S. Debtors, including Piston Rings, are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors’ intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act.

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

On March 4, 2004, Federal-Mogul filed an amended plan of reorganization and related disclosure statement with the Bankruptcy Court. This amended plan of reorganization was jointly proposed by Federal-Mogul along with the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the equity security holders (collectively referred to as the “Co-Proponents”). The joint amended plan of reorganization is consistent with the principal terms of the plan originally filed with the Bankruptcy Court on March 6, 2003.

The amended joint plan of reorganization provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although technical issues remain to be resolved, the amended joint plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, and 50.1% of newly authorized and issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trusts or trusts for the benefit of existing and future asbestos claimants, and 49.9% of the newly authorized and issued common stock will be distributed pro rata to the noteholders. Trade creditors of Federal-Mogul will receive cash distributions in an amount that has yet to be determined. If the classes of holders of common and preferred stock of Federal-Mogul vote in favor of the amended joint plan, the holders of currently outstanding common and preferred stock of Federal-Mogul will receive warrants in reorganized Federal-Mogul.

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

Piston Rings is unable to predict with a high degree of certainty at this time what treatment will be accorded under any such plan of reorganization to claims arising from intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. Various parties in the Chapter 11 Cases may challenge these arrangements, transactions, and relationships, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan of reorganization.

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

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a $675 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. In August 2003, the DIP credit facility was amended to reduce the commitment to $600 million, change the expiration date to February 2005, and reduce the interest rate to either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $600 million commitment is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

Federal-Mogul’s available borrowings under the DIP credit facility are determined by the underlying collateral at any point in time, which includes Piston Rings’ domestic inventories, domestic accounts receivable, and domestic property, plant, and equipment. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest.

Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. Given this uncertainty, there is substantial doubt about the ability of Piston Rings to continue as a going concern. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrators or the High Court or otherwise as permitted in the ordinary course of business, Piston Rings may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization or scheme of arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

As reflected in the consolidated financial statements, “Liabilities subject to compromise” refers to liabilities of entities of Piston Rings included in the Restructuring Proceedings incurred prior to the Petition Date. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent Piston Rings’ estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments. Future adjustments may result from (i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrators; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the Restructuring Proceedings.

	December 31
	2003	2002
	(Millions of Dollars)
Accounts payable	$4.4	$4.4
Accounts payable to affiliated companies	146.5	146.5
Environmental liabilities	1.3	1.3

Total	$152.2	$152.2

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

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Pursuant to the Bankruptcy Code, Federal-Mogul has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. On October 4, 2002, the Debtors issued approximately 100,000 proof of claim forms to its current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims in the Chapter 11 Cases. A March 3, 2003 bar date was set for the filing of proofs of claim against the Debtors. Because the Debtors have not completed evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to the Company’s financial statements.

The Debtors, including Piston Rings, continue to review and analyze the proofs of claim filed to date. In addition, the Debtors continue to file objections and seek stipulations to certain claims. Additional claims may be filed after the general bar date, which could be allowed by the Bankruptcy Court. Accordingly, the ultimate number and allowed amount of such claims are not presently known and cannot be reasonably estimated at this time. The resolution of such claims could result in a material adjustment to the Company’s financial statements.

The appropriateness of using the going concern basis for the Piston Rings’ financial statements is dependent upon, among other things: (i) Federal-Mogul’s ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of Federal-Mogul to maintain adequate cash on hand; (iii) the ability of Federal-Mogul to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; (v) confirmation of a scheme(s) of arrangement in the U.K. under Administration; and (vi) Federal-Mogul’s ability to achieve profitability following such confirmations.

2. Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Piston Rings and all majority-owned subsidiaries and other controlled entities. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are stated at historical value, which approximates fair value. Piston Rings does not generally require collateral for its trade accounts receivable.

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and Piston Rings’ historical experience of write-offs. If not reserved through specific examination procedures, Piston Rings’ general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $0.8 million and $0.6 million at December 31, 2003 and 2002, respectively.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”).

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Long-Lived Assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, as required, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

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

Recoverable Customer Engineering and Tooling: Pre-production tooling and engineering costs that Piston Rings will not own and that will be used in producing Piston Rings under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Piston Rings the non-cancelable right to use the tools or the reimbursement of such costs is agreed to by the customer. Pre-production tooling and engineering costs that are owned by Piston Rings are capitalized as part of machinery and equipment, and are depreciated over the shorter of the toolings’ expected life or the duration of the related program.

Restructuring: Piston Rings defines restructuring expense to include charges incurred with exit or disposal activities accounted for in accordance with SFAS No. 146, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other post employment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

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

Reclassifications: Certain items in the prior years financial statements have been reclassified to conform with the presentation used in 2003.

New Accounting Pronouncements:

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity: In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB elected to indefinitely defer the effective date for certain provisions of SFAS No. 150 relating to investments in limited-life entities. The adoption of the provisions of SFAS No. 150 that were not deferred by the FASB did not have a material effect on Piston Rings’ financial condition, results of operations, or cash flows.

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Derivative Instruments and Hedging Activities: In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on Piston Rings’ financial condition, results of operations, or cash flows.

Consolidation of Variable Interest Entities: In January 2003, the FASB issued FASB Interpretation Number 46 (FIN No. 46), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN No. 46 provides guidance regarding the identification of, and financial reporting for entities over which control is achieved through means other than voting rights; such entities are considered variable interest entities. FIN No. 46 requires the consolidation of variable interest entities in which an enterprise is deemed to be the primary beneficiary, which is determined by the obligation to absorb a majority of the entity’s expected losses, the right to receive a majority of an entity’s expected residual returns or both.

In December 2003, the FASB issued revised FIN No. 46, which provided an exclusion for entities meeting the definition of a “business” (as defined in the interpretation) and extending the effective date for variable interest entities entered into prior to February 1, 2003 to periods ending after March 15, 2004. Management believes that its joint ventures meet this definition of a business, however, is currently evaluating such entities to determine whether consolidation is required under FIN No. 46 and to quantify the effect that adoption of FIN No. 46 will have on its consolidated financial statements.

Accounting for Costs Associated with Exit or Disposal Activities: In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This pronouncement addresses financial accounting and reporting for costs associated with an exit activity (including restructuring) or with the disposal of long-lived assets and supercedes Emerging Issues Task Force Issue No. 94-3. Under SFAS No. 146, a liability is recorded for a cost associated with an exit activity when that liability is incurred and can be measured at fair value. SFAS No. 146 requires disclosure of information about exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. SFAS No. 146 does not allow for the restatement of previously issued financial statements and continues the accounting for liabilities previously recorded under Emerging Issues Task Force Issue No. 94-3. Piston Rings adopted SFAS No. 146 effective January 1, 2003.

3. Commitments and Contingencies

Environmental Liabilities

Piston Rings has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination, in some cases as a result of contractual commitments. Piston Rings is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, Piston Rings has accrued amounts corresponding to its best estimate of the costs associated with such matters based upon current available information from site investigations and consultants.

Environmental reserves were $2.3 million and $2.3 million at December 31, 2003 and 2002, respectively and are included in the consolidated balance sheets as follows:

	December 31
	2003	2002
	(Millions of Dollars)
Current liabilities	$0.5	$0.4
Long-term accrued liabilities	0.5	0.6
Liabilities subject to compromise	1.3	1.3

	$2.3	$2.3

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Management believes that such accruals will be adequate to cover Piston Rings’ estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Piston Rings, Piston Rings’ results of operations and financial condition could be materially affected. At December 31, 2003, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $2.7 million.

Environmental reserves subject to compromise include those that may be reduced in Federal Mogul’s bankruptcy proceeding because they may be determined to be “dischargeable debts” incurred prior to Federal Mogul’s filing for bankruptcy. Such liabilities generally arise at either (1) commercial waste disposal sites to which Piston Rings and other companies sent wastes for disposal, or (2) sites in relation to which Piston Rings has a contractual obligation to indemnify the current owner of a site for the costs of cleanup of contamination that was released into the environment before Piston Rings sold the site.

Environmental reserves determined not to be subject to compromise include those which arise from a legal obligation of Piston Rings, under an administrative or judicial order, to perform cleanup at a site. Such obligations are normally associated with sites, which a bankrupt entity such as Piston Rings owns and either operates or formerly operated.

The best estimate of environmental liability at a site may change from time to time during a bankruptcy proceeding even though the liability relating to that site is subject to compromise and Piston Rings’ responsibility to make payments is stayed. Notwithstanding the stay of proceedings regarding such a site, activities such as further site investigation and/or actual cleanup work usually continue to be performed by other parties. Such activities may produce new and better information that requires Piston Rings to revise its best estimate of total site cleanup costs and its own share of such costs.

4. Inventories

Inventories consisted of the following:

	December 31
	2003	2002
	(Millions of Dollars)
Raw materials.	$0.5	$0.9
Work-in-process	3.1	2.8
Finished goods	2.7	4.7

	6.3	8.4
Valuation reserves	(0.2)	(0.3)

	$6.1	$8.1

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31
	2003	2002
	(Millions of Dollars)
Land and land improvements	$0.4	$0.3
Buildings	13.7	13.5
Machinery and equipment	89.2	84.6

	103.3	98.4
Accumulated depreciation	(40.4)	(32.4)

	$62.9	$66.0

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions:

2004	$0.2
2005	0.1
2006	0.1
2007	0.1
2008	0.1
Thereafter	—

Total rental expense under operating leases for the years ended December 31, 2003, 2002 and 2001 was $0.2 million, $0.3 million and $0.2 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

6. Goodwill and Other Intangible Assets

Effective January 1, 2002, Piston Rings adopted SFAS No. 142, resulting in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. The adoption of this standard also required the reclassification of various intangible asset classes according to the measurability of their useful lives. Upon the adoption of SFAS No. 142, Piston Rings recorded a non-cash charge of $47.3 million to reduce the carrying value of its goodwill and indefinite-lived intangible assets to their estimated fair value as required by SFAS No. 142. The charge is presented as a cumulative effect of change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002.

At December 31, 2003 and 2002, Piston Rings did not have any amortized or unamortized intangible assets.

The following table shows the pro-forma effect of SFAS No. 142 on Piston Rings’ earnings:

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Reported Net Earnings (Loss)	$1.0	$(46.6)	$(155.6)
Add-back: Goodwill amortization	—	—	1.5

Adjusted Net Earnings (Loss)	$1.0	$(46.6)	$(154.1)

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

Federal-Mogul allocated Piston Rings a portion of the interest it incurred on the financing of T&N, plc. Federal-Mogul allocated $5.0 million of interest in 2001. Interest was calculated by allocating a portion of the amount Federal-Mogul borrowed to purchase T&N plc. Federal-Mogul allocated $110.8 million of the debt to Piston Rings and calculated interest at a rate of 6% to the Petition date. In accordance with

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

SOP 90-7, Piston Rings stopped recording interest expense on its outstanding notes effective October 1, 2001. Piston Rings’ contractual interest not accrued or paid for this note was $6.6 million in 2003 and 2002, respectively, and $1.7 million in 2001.

Federal-Mogul has pledged 100% of Piston Rings’ capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Piston Rings has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul’s Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowings outstanding on such agreements aggregated $4,020.7 million and $3,982.7 million as of December 31, 2003 and 2002, respectively.

9. Net Parent Investment

Changes in net parent investment were as follows:

(Millions of Dollars)
Balance at January 1, 2001	$85.2
Reclassification of intercompany accounts and loans payable at the Petition Date to Liabilities Subject to Compromise	(146.6)
Reclassification of accounts receivable from affiliates at the Petition Date	147.3
Reclassification transfer of accounts receivable from Federal-Mogul to Products	9.3

95.2
Net loss	(155.6)
Intercompany transactions, net	2.6

Balance at December 31, 2001	(57.8)
Net loss	(46.6)
Intercompany transactions, net	5.2

Balance at December 31, 2002	(99.2)
Net income	1.0
Intercompany transactions, net	(3.6)

Balance at December 31, 2003	$(101.8)

10. Income Taxes

Piston Rings files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2003	2002	2001
	(Millions of Dollars)
Components of income tax expense
Current	$0.1	$0.1	$—
Deferred	—	0.6	4.7

Income tax expense	$0.1	$0.7	$4.7

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended December 31
	2003	2002	2001
Effective tax rate reconciliation:
U.S. Federal statutory rate	35%	35%	35%
State and local taxes	9	5	2
Nondeductible goodwill	—	—	(1)
Valuation allowance	(35)	10	(39)

Effective tax rate	9%	50%	(3)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset are non-deductible accruals and amortization and depreciation timing differences.

	December 31
	2003	2002
	(Millions of Dollars)
Net current deferred tax assets	$1.5	$0.7
Net long-term deferred tax assets	60.3	59.0

Gross deferred tax assets	61.8	59.7
Valuation allowance	(61.8)	(59.7)

Net deferred tax assets	$—	$—

11. Pension Plans

Piston Rings is included in the Federal-Mogul Corporation Pension Plan. As such, the related pension liability is included in Net Parent Investment at December 31, 2003 and 2002.

The pension charge allocated to Piston Rings was $0.8 million for 2003 and 2002, respectively, and $0.7 million for 2001.

12. Postretirement Benefits Other Than Pensions

As part of T&N plc. and subsequently Federal-Mogul, benefits provided to employees of Piston Rings under various postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 95% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $4.8 million, $4.9 million and $5.3 million for 2003, 2002 and 2001, respectively.

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

Piston Rings operates in a single business segment. Piston Rings manufactures and distributes piston rings for use in many engine markets including automotive, heavy-duty, diesel, locomotive and compressors. In addition, Piston Rings manufactures and distributes liners to automotive and heavy-duty engine assemblers. Five customers accounted for a combined 60%, 55% and 60% of total revenues in 2003, 2002 and 2001, respectively. All revenues and assets of Piston Rings reside in North America, principally in the United States.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL-MOGUL CORPORATION

By:	/s/ G. Michael Lynch
G. Michael Lynch
Executive Vice President and Chief Financial Officer,
Principal Financial Officer

By:	/s/ William G. Quigley III
William G. Quigley III
Vice President and Controller,
Chief Accounting Officer

Date:    March 15, 2004

EXHIBIT INDEX

The Company will furnish upon request any of the following exhibits upon payment of the Company’s reasonable expenses for furnishing such exhibit.

2.1	Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation, dated August 17, 1998. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 26, 1998.)

3.1	The Company’s Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. (the “1999 10-K”)

3.2	The Company’s Bylaws, as amended. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (the “2002 10-K”)

4.1	Rights Agreement dated as of February 24, 1999, between the Company and The Bank of New York, as Rights Agent. (Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 25, 1999.)

4.2	Purchase Agreement for 10,000,000 Trust Convertible Preferred Securities of Federal-Mogul Financing Trust, dated as of November 24, 1997. (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. (the “1997 10-K”)

4.3	Registration Rights Agreement, dated as of December 1, 1997, by and among the Company, Federal-Mogul Financing Trust and Morgan Stanley & Co. Inc. as Initial Purchaser. (Incorporated by reference to Exhibit 4.7 to the Company’s 1997 10-K.)

4.4	Indenture between Federal-Mogul Corporation and The Bank of New York, dated as of December 1, 1997, with respect to the Subordinated Debentures. (Incorporated by reference to Exhibit 4.8 to the Company’s 1997 10-K.)

4.5	First Supplemental Indenture dated as of December 1, 1999 to the Indenture between Federal-Mogul Corporation and The Bank of New York, dated as of December 1, 1997, with respect to the Subordinated Debentures. (Incorporated by reference to Exhibit 4.9 to the Company’s 1997 10-K.)

4.6	Indenture among Federal-Mogul Corporation and The Bank of New York, dated as of January 20, 1999. (Incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.7	First Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of January 20, 1999 among Federal-Mogul Corporation, certain subsidiaries as guarantors and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.3 to the Company’s January 17, 2001 8-K.)

4.8	Indenture among Federal-Mogul Corporation and Continental Bank, dated as of August 12, 1994. (Incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K filed August 19, 1994.)

4.9	First Supplemental Indenture dated as of July 8, 1998 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee. (Incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”.)

4.10	Second Supplemental Indenture dated as of October 9, 1998 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee. (Incorporated by reference to Exhibit 4.10 to the Company’s 2000 10-K.)

4.11	Third Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2001. (the “January 17, 2001 8-K”)

4.12	Indenture among Federal-Mogul Corporation and The Bank of New York, dated as of June 29, 1998. (Incorporated by reference to Exhibit 4.8 to the Company’s 1999 10-K.)

4.13	First Supplemental Indenture dated as of June 30, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by reference to Exhibit 4.9 to the Company’s 1999 10-K.)

E-1

4.14	Second Supplemental Indenture dated as of July 21, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by reference to Exhibit 4.14 to the Company’s 2000 10-K.)

4.15	Third Supplemental Indenture dated as of October 9, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by reference to Exhibit 4.15 to the Company’s 2000 10-K.)

4.16	Fourth Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation, certain subsidiaries as guarantors and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s January 17, 2001 8-K.)

10.1	Federal-Mogul Corporation 1997 Amended and Restated Long-Term Incentive Plan, as adopted by the Shareholders of the Company on May 20, 1998. (Incorporated by reference to the Company’s 1998 Definitive Proxy Statement on Form 14A.)

10.2	Amended and Restated Deferred Compensation Plan for Corporate Directors. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (the “1990 10-K”.)

10.3	Supplemental Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.10 to the Company’s 1992 10-K.)

10.4	Description of Umbrella Excess Liability Insurance for the Senior Management Team. (Incorporated by reference to Exhibit 10.11 to the Company’s 1990 10-K.)

10.5	Amended and Restated Declaration of Trust of Federal-Mogul Financing Trust, dated as of December 1, 1997. (Incorporated by reference to Exhibit 10.34 to the Company’s 1997 10-K.)

*10.6	Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement dated August 7, 2003 by and among the Company and certain of its subsidiaries, Debtors and Debtors-in-Possession under Chapter 11 of the Bankruptcy Code, as Borrowers, and The Lenders Party Hereto, and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as Administrative Agent.

10.7	Fourth Amended and Restated Credit Agreement dated as of December 29, 2000 among the Company, certain foreign subsidiaries, certain banks and other financial institutions and The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s January 17, 2001 8-K.)

10.8	Amended and Restated Domestic Subsidiary Guarantee dated as of December 29, 2000 by certain subsidiaries of the Company in favor of The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.2 to the Company’s January 17, 2001 8-K.)

10.9	Guarantee by F-M UK Holding Limited in favor of The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s January 17, 2001 8-K.)

10.10	Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and Wilmington Trust Company, as trustee. (Incorporated by reference to Exhibit 10.4 to the Company’s January 17, 2001 8-K.)

10.11	Second Amended and Restated Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and First Union National Bank, as trustee. (Incorporated by reference to Exhibit 10.5 to the Company’s January 17, 2001 8-K.)

10.12	Second Amended and Restated Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and ABN AMRO Trust Company (Jersey) Limited, as trustee, (Incorporated by reference to Exhibit 10.6 to the Company’s January 17, 2001 8-K.)

10.13	Second Amended and Restated Domestic Pledge Agreement among the Company and certain subsidiaries in favor of First Union National Bank, as trustee. (Incorporated by reference to Exhibit 10.7 to the Company’s January 17, 2001 8-K.)

10.14	Security Agreement dated as of December 29, 2000 by the Company and certain subsidiaries in favor of Wilmington Trust Company, as trustee. (Incorporated by reference to Exhibit 10.8 to the Company’s January 17, 2001 8-K.)

10.15	Form of Mortgage or Deed of Trust prepared for execution by the Company or any applicable subsidiaries. (Incorporated by reference to Exhibit 10.9 to the Company’s January 17, 2001 8-K.)

10.16	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by Travelers Casualty & Surety Company of America. (Incorporated by reference to Exhibit 10.10 to the Company’s January 17, 2001 8-K.)

E-2

10.17	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by Travelers Casualty & Surety Company of America. (Incorporated by reference to Exhibit 10.11 to the Company’s January 17, 2001 8-K.)

10.18	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by SAFECO Insurance Company of America. (Incorporated by reference to Exhibit 10.12 to the Company’s January 17, 2001 8-K.)

10.19	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by National Fire Insurance Company of Hartford and Continental Casualty Company. (Incorporated by reference to Exhibit 10.13 to the Company’s January 17, 2001 8-K.)

*10.20	Amended and Restated Federal-Mogul Supplemental Key Executive Pension Plan dated January 1, 1999.

10.21	Employment Agreement dated as of January 10, 2001 and amended as of January 31, 2001, between the Company and Frank Macher. (Incorporated by reference to Exhibit 10.24 to the Company’s 2000 10-K.)

10.22	Change of Control Agreement dated January 10, 2001, between the Company and Frank Macher. (Incorporated by reference to Exhibit 10.25 to the Company’s 2000 10-K.)

*10.23	Employment Agreement dated as of January 10, 2001 and amended as of January 31, 2001, August 16, 2002 and December 9, 2003 between the Company and Charles McClure.

10.24	Change of Control Agreement dated January 10, 2001, between the Company and Charles McClure. (Incorporated by reference to Exhibit 10.27 to the Company’s 2000 10-K.)

*14	Code of ethics.

*21	Subsidiaries of the Registrant.

*23.1	Consent of Ernst & Young LLP.

*24	Powers of Attorney.

*31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14

*31.2	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14

*32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

E-3