Form 10-Q
period 2004-03-31
FEDERAL MOGUL CORP
filed 2004-05-03
CIK 34879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2004, there were 87,141,007 outstanding shares of the registrant’s $5.00 stated value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarter Ended March 31, 2004

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).

Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. From time to time, Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) also may provide oral or written forward-looking statements in other materials released to the public. Such statements are made in good faith by the Company pursuant to the “Safe Harbor” provisions of the Reform Act.

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

Chapter 11 Filing

•	Factors relating to the Company’s filing for Chapter 11 in the U.S. and the filing for Administration by certain of the Company’s subsidiaries in the U.K. such as: the possible disruption of relationships with creditors, customers, and employees; the Company’s ability to implement its plan of reorganization in the U.S. and schemes of arrangement or company voluntary arrangements in the U.K.; the outcome of asbestos litigation proceedings; and the Company’s compliance with its existing debtor-in-possession credit facility.

Legal and Environmental Proceedings

•	Legal actions and claims of undetermined merit and amount involving, among other things, product liability, warranty, recalls of products manufactured or sold by the Company, and environmental and safety issues involving the Company’s products or facilities.

•	The merit and amount of claims to reinsurance carriers for asbestos-related claims, and the financial viability of and resources available to the reinsurance carriers to meet these claims.

Business Environment and Economic Conditions

•	The Company’s ability to generate cost savings or manufacturing efficiencies to offset or exceed contractually or competitively required price reductions or price reductions to obtain new business.

•	Variations in the financial or operational condition of the Company’s significant customers, particularly the world’s original equipment manufacturers of commercial and personal vehicles.

•	Fluctuations in the price and availability of raw materials and other supplies used in the manufacturing and distribution of the Company’s products.

•	Material shortages, transportation system delays, or other difficulties in markets where the Company purchases supplies for the manufacturing of its products.

•	Significant work stoppages, disputes, or any other difficulties in labor markets where the Company obtains materials necessary for the manufacturing of its products or where its products are manufactured, distributed or sold.

•	Increased development of fuel cells, hybrid-electric or other non-combustion engine technologies.

•	The Company’s ability to obtain cash adequate to fund its needs, including the borrowings available under its debtor-in-possession credit facility and the availability of financing for the Company’s subsidiaries not included under the voluntary filing for Chapter 11 in the U.S. or Administration in the U.K.

•	Changes in actuarial assumptions, interest costs and discount rates, and fluctuations in the global securities markets which directly impact the valuation of assets and liabilities associated with the Company’s pension and other post employment benefit plans.

Other Factors

•	Various worldwide economic, political and social factors, changes in economic conditions, currency fluctuations and devaluations, credit risks in emerging markets, or political instability in foreign countries where the Company has significant manufacturing operations, customers or suppliers.

•	Physical damage to or loss of significant manufacturing or distribution property, plant and equipment due to fire, weather or other factors beyond the Company’s control.

•	New or expanded litigation activity regarding alleged asbestos claims against subsidiaries of the Company not included in either the U.S. Chapter 11 or the U.K. Administration Proceedings.

•	Legislative activities of governments, agencies, and similar organizations, both in the United States and in foreign countries, that may affect the operations of the Company.

•	Possible terrorist attacks or acts of aggression or war, that could exacerbate other risks such as slowed vehicle production or the availability of supplies for the manufacturing of the Company’s products.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31
	2004	2003
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$1,553.0	$1,367.2
Cost of products sold	1,256.3	1,094.6

Gross margin	296.7	272.6

Selling, general and administrative expenses	243.0	224.7
Interest expense, net	25.6	29.5
Chapter 11 and Administration related reorganization expenses	26.0	32.8
Equity earnings of unconsolidated affiliates	(9.5)	(5.8)
Other expense, net	12.1	9.7

Loss from continuing operations before income tax expense	(0.5)	(18.3)
Income tax expense	19.9	18.8

Loss from continuing operations	(20.4)	(37.1)
Earnings from discontinued operations, net of income taxes	—	2.9

Net loss	$(20.4)	$(34.2)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.23)	$(0.42)
Earnings from discontinued operations, net of income taxes	—	0.03

Net loss per common share	$(0.23)	$(0.39)

See accompanying notes to consolidated financial statements

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	(Unaudited) March 31 2004	December 31 2003
	(Millions of dollars)
ASSETS
Current assets:
Cash and equivalents	$521.9	$472.4
Accounts receivable, net	1,050.4	976.5
Inventories, net	822.9	834.4
Prepaid expenses and other current assets	262.5	257.5

Total current assets	2,657.7	2,540.8

Property, plant and equipment, net	2,354.8	2,404.8
Goodwill and indefinite-lived intangible assets	1,517.7	1,517.1
Definite-lived intangible assets, net	345.2	348.0
Asbestos-related insurance recoverable	820.8	806.1
Prepaid pension costs	288.3	309.2
Other noncurrent assets	190.2	190.7

	$8,174.7	$8,116.7

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$320.4	$14.8
Accounts payable	388.6	332.3
Accrued liabilities	527.9	513.3
Other current liabilities	160.4	158.4

Total current liabilities	1,397.3	1,018.8

Liabilities subject to compromise	6,095.5	6,087.8

Long-term debt	11.4	331.2
Postemployment benefits	1,731.4	1,716.6
Deferred income taxes	70.3	70.4
Other accrued liabilities	214.8	214.4
Minority interest in consolidated subsidiaries	55.9	54.4
Shareholders’ deficit:
Series C ESOP preferred stock	28.0	28.0
Common stock	435.6	435.6
Additional paid-in capital	2,061.0	2,060.5
Accumulated deficit	(2,953.8)	(2,933.4)
Accumulated other comprehensive loss	(972.7)	(967.6)

Total shareholders’ deficit	(1,401.9)	(1,376.9)

	$8,174.7	$8,116.7

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2004	2003
	(Millions of Dollars)
Cash provided from (used by) operating activities
Net loss	$(20.4)	$(34.2)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization	84.7	73.8
Postemployment benefits, including pensions	30.8	29.4
Deferred taxes	0.1	13.0
Changes in operating assets and liabilities:
Increase in accounts receivable	(80.4)	(46.6)
Increase in inventories, net of involuntary conversion	(38.2)	(2.0)
Increase in accounts payable	58.7	20.3
Changes in other assets and liabilities, net of involuntary conversion	49.0	(26.9)
Insurance proceeds from involuntary conversion	35.0	—

Net cash provided from operating activities	119.3	26.8

Cash provided from (used by) investing activities
Expenditures for property, plant and equipment	(73.4)	(65.1)
Proceeds from the sale of property, plant and equipment	11.0	6.5

Net cash used by investing activities	(62.4)	(58.6)

Cash provided from (used by) financing activities
Proceeds from borrowings on DIP credit facility	—	75.0
Principal payments on DIP credit facility	(10.0)	(10.2)
Decrease in short-term debt	(4.4)	(16.7)
Increase (decrease) in other long-term debt	0.2	(2.5)

Net cash provided from (used by) financing activities	(14.2)	45.6

Effect of foreign currency exchange rate fluctuations on cash	6.8	1.5

Increase in cash and equivalents	49.5	15.3

Cash and equivalents at beginning of period	472.4	395.1

Cash and equivalents at end of period	$521.9	$410.4

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2004

1. Basis of Presentation

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2003, as filed with the Securities and Exchange Commission.

Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Certain items in the 2003 consolidated financial statements have been reclassified to conform to the presentation used in the current period.

Financial Statement Presentation: On October 1, 2001 (the “Petition Date”), the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring or the U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrators or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization, scheme of arrangement, or company voluntary arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

The appropriateness of using the going concern basis for the Company’s financial statements is dependent upon, among other things: (i) the Company’s ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; (v) confirmation of a scheme(s) of arrangement or company voluntary arrangement(s) in the U.K. under Administration; and (vi) the Company’s ability to achieve profitability following such confirmations.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries and other controlled entities. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates of not more than 20% are accounted for using the cost method, while investments greater than 20% and not more than 50% are accounted for using the equity method. Such investments aggregated $133.4 million and $131.2 million at March 31, 2004 and December 31, 2003, respectively, and are included in the consolidated balance sheets as “other noncurrent assets”. These equity investees had approximately $150 million of net sales and approximately $25 million in net income for the three months ended March 31, 2004. As of March 31, 2004, the equity investees had approximately $250 million in total net assets.

The Company’s joint ventures are businesses established and maintained in connection with it’s operating strategy and are not special purpose entities. In general, the Company does not extend guarantees, loans or other instruments of a variable nature that may result in incremental risk to the Company’s liquidity position. Furthermore, the Company does not rely on dividend payments or other cash flows from its non-consolidated affiliates to fund its operations and, accordingly, does not believe that they have a material effect on the Company’s liquidity.

Pursuant to its Turkish joint venture arrangement, the Company’s joint venture partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of its investment partner. The total amount of the contingent guarantee as of March 31, 2004 approximates $50 million. This put option, if exercised at the current fair value, could have a material effect on the Company’s liquidity position.

In accordance with Statement of Financial Accounting Standards No. 150, the Company has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such contingencies on the future liquidity of the Company.

Discontinued Operations: During 2003, the Company completed divestitures of its U.S. camshaft operations, the majority of its original equipment lighting operations, and its operations located in Hampton, Virginia and Solon, Ohio. The aggregate net earnings of these divestitures are reported as discontinued operations in the Company’s consolidated statements of operations for the three-month period ended March 31, 2003. Additional financial information related to the Company’s discontinued operations is presented in Note 5 to the Company’s consolidated financial statements, “Discontinued Operations”.

2. Voluntary Reorganization under Chapter 11 and Administration

On October 1, 2001, Federal-Mogul and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 in the High Court. Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The U.S. Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court, as applicable. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or schemes of arrangement or company voluntary arrangements under the Act.

In the U.S., four committees, representing asbestos claimants, asbestos property damage claimants, unsecured creditors and equity security holders (collectively, the “Committees”) have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, have the right to be heard on all matters that come before the Bankruptcy Court. The Committees, together with the legal representative for the future asbestos claimants, play important roles in the Restructuring Proceedings. In the U.K., the Administrators have appointed creditors committees, representing both asbestos claimants and general unsecured creditors.

On April 22, 2004, the Company filed its Second Amended Joint Plan of Reorganization (the “Plan”) and Disclosure Statement Describing the Second Amended Joint Plan of Reorganization with the Bankruptcy Court. This Plan was jointly proposed by the Company, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”). The disclosure statement hearing has been scheduled for May 11, 2004.

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although technical issues remain to be resolved, the Plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, and 50.1% of newly authorized and issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trusts or trusts for the benefit of existing and future asbestos claimants, and 49.9% of the newly authorized and issued common stock will be distributed pro rata to the noteholders. If the classes of holders of common and preferred stock of Federal-Mogul vote in favor of the Plan, the holders of currently outstanding common and preferred stock of Federal-Mogul will receive warrants for the purchase of common stock of reorganized Federal-Mogul.

Unsecured creditors, including trade creditors, of the U.S. Debtors will receive cash distributions equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate distribution on account of all allowed unsecured claims against the U.S. Debtors is to be capped at an amount that is not yet determined. This could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive. Unsecured creditors, including trade creditors, of the U.K. Debtors will receive cash distributions that vary according to terms specified within the Disclosure Statement.

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

The Plan Proponents have prepared forms of Schemes of Arrangement and Company Voluntary Arrangements to be submitted for the U.K. Debtors in the U.K. Restructuring proceedings. These forms of Schemes of Arrangement and Company Voluntary Arrangements parallel the provisions of the Plan to the fullest extent possible under English and Scottish insolvency law. Under English and Scottish law, the Administrators are the only persons with authority to recommend and submit Schemes of Arrangement and/or Company Voluntary Arrangements. The Administrators have not yet agreed to recommend the Schemes of Arrangement and Company Voluntary Arrangements that parallel the Plan. The Plan Proponents are working toward an agreement with the Administrators to recommend parallel Schemes of Arrangement and Company Voluntary Arrangements. Alternatively, if such an agreement cannot be achieved, the Plan Proponents will work toward an agreement with the Administrators to retain the businesses of those U.K. Debtors that are valuable to Federal-Mogul and its customers and to jointly market those U.K. Debtors that are not valuable to Federal-Mogul and its customers. This process is consistent with the Company’s strategy to focus on core business segments, and to consider for divestiture or other exit activities those non-core operations determined by management not to have a sustainable competitive advantage.

If neither agreement can be achieved, then one or more of the following may occur with respect to each U.K. Debtor: (a) meetings of creditors shall be convened to resolve, pursuant to the proxies that will be distributed to creditors along with the Disclosure Statement, to direct the Administrators to either (i) propose Schemes of Arrangement and Company Voluntary Arrangements substantially similar to the forms attached to the Disclosure Statement, or (ii) seek the discharge of the U.K. Administration orders so that the Schemes of Arrangement and/or Voluntary Arrangements can thereafter be proposed by the U.K. Debtors as appropriate; (b) the U.K. Debtors and the Plan Proponents may ask the High Court to approve the Plan with respect to the U.K. Debtors as a matter of comity; or (c) Federal-Mogul may bid for those businesses of the U.K. Debtors that are valuable to Federal-Mogul and its customers and any actual or deemed transfer of assets to Federal-Mogul in connection therewith shall be entitled to the benefits of the injunction pursuant to Section 524(g) of the Bankruptcy Code. If Federal-Mogul is not the successful bidder, the injunction pursuant to Section 524(g) of the Bankruptcy Code shall not apply to the transfer of any assets to any entity other than Federal-Mogul or its designee. The Plan Proponents believe that Federal-Mogul will be the successful bidder for those assets that are valuable to Federal-Mogul and its customers. Any remaining assets would be liquidated. The Plan Proponents believe that such a non-consensual process with the Administrators is not in the best interest of the creditors of the U.K. Debtors, including pension creditors, and employees of the U.K. Debtors and that the Administrators’ refusal to agree could be damaging to the interests of such parties.

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, the Company entered into a $675 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. In August 2003, the DIP credit facility was amended to reduce the commitment to $600 million, change the expiration date to February 2005, and reduce the interest rate to either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus  1/2 percentage point. The $600 million commitment is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

The Company’s available borrowings under the DIP credit facility are determined by the underlying collateral at any point in time, consisting of its domestic inventories, domestic accounts receivable, and domestic property, plant, and equipment. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. Amounts available and outstanding on the DIP credit facility are further discussed in Note 8 to the consolidated financial statements.

As a condition of the DIP credit facility, the Bankruptcy Court ordered that the noteholders receive, in cash, adequate protection payments equal to one-half of one percent (0.5%) per year of the outstanding notes per year. These cash payments, which approximate $2.6 million per quarter, are recorded as interest expense in the statement of operations. All cash adequate protection payments made to the noteholders are provisional in nature and are subject to recharacterization, credit against allowed claims, or other relief if the Bankruptcy Court were to ultimately conclude that the noteholders were not entitled to such payments.

The Bankruptcy Court further ordered additional adequate protection to the noteholders in the form of either cash payment of one-half of one percent (0.5%) per year of the outstanding notes or the granting of an administrative expense claim pursuant to Section 507(b) of the Bankruptcy Code in the amount of one percent (1.0%) per year of the outstanding notes. The Company has elected to grant an administrative expense claim in favor of the noteholders for this additional adequate protection. All adequate protection administrative expense claims inured in favor of the noteholders are provisional in nature and subject to challenge by all parties-in-interest to the Restructuring Proceedings. Accordingly, the ultimate amount and related payment terms, if any, for these administrative expense claims will be established in connection with the Restructuring Proceedings. Accordingly, such administrative expense claims, approximating $53 million as of March 31, 2004, have not been accrued.

Financial Statement Classification

Virtually all of the Company’s pre-petition debt is in default. At March 31, 2004, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise”. This includes debt outstanding of $1,932.9 million under the pre-petition Senior Credit Agreements and $2,118.2 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $29.2 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

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

Liabilities subject to compromise include the following:

	March 31 2004	December 31 2003
	(Millions of Dollars)
Debt	$4,021.9	$4,020.7
Asbestos liabilities	1,573.9	1,568.4
Company-obligated mandatorily redeemable securities	210.6	211.0
Accounts payable	201.5	201.8
Interest payable	43.9	43.9
Environmental liabilities	23.9	23.8
Other accrued liabilities	19.8	18.2

	6,095.5	6,087.8
Intercompany payables to affiliates	3,237.2	3,204.9

	$9,332.7	$9,292.7

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

Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended March 31
	2004	2003
	(Millions of Dollars)
Professional fees directly related to the filing	$23.2	$26.4
Critical employee retention costs	2.0	2.1
Other direct costs	0.8	4.3

Total	$26.0	$32.8

Cash payments for Chapter 11 and Administration related reorganization expenses totaled $24.6 million and $16.2 million for the three months ended March 31, 2004 and 2003, respectively.

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

Approximately 10,600 proofs of claim totaling approximately $158.5 billion alleging a right to payment from a Debtor were filed in connection with the March 3, 2003 bar date as follows:

•	Approximately 2,100 claims, totaling approximately $141.8 billion, which the Company believes should be disallowed by the Bankruptcy Court primarily because these claims appear to be duplicate or unsubstantiated claims.

•	Approximately 400 claims, totaling approximately $8.4 billion, associated with asbestos-related contribution, indemnity, or reimbursement claims. Based upon its preliminary review, the Company believes that a large number of these claims should be disallowed as contingent contribution or reimbursement claims.

•	Approximately 100 claims, totaling approximately $7.1 billion, represent bank and note-holder debt claims. The Company has previously recorded approximately $4.3 billion for these claims. The Company anticipates any amounts in excess of its books and records are duplicative and will ultimately be resolved in the consensual plan of reorganization.

•	Approximately 3,800 claims, totaling approximately $200 million, alleging asbestos-related property damage. Based on its review, the Company believes most of these claims are duplicative or unsubstantiated.

•	Approximately 2,000 claims, totaling approximately $40 million, which have been reviewed and are deemed allowed by the Company. The liability for such claims is included within “Liabilities subject to compromise.”

The Company has not completed its evaluation of the approximate remaining 2,200 claims, totaling approximately $1.0 billion, alleging rights to payment for financing, environmental, trade accounts payable and other matters. The Company continues to investigate these unresolved proofs of claim, and intends to file objections to the claims that are inconsistent with its books and records. As of March 31, 2004, the Debtors have filed objections to more than 5,100 proofs of claim, and have obtained stipulations or orders involving more than 1,000 claims, which either (i) reduce the filed claims to an amount that is consistent with the Debtors books or records, or (ii) completely disallow the claims.

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

Restricted Cash

Under the U.K. Restructuring Proceedings, cash in the United Kingdom is available only for use by the debtor entities within the United Kingdom and is not available for use outside of such entities. At March 31, 2004 and December 31, 2003, such cash balances were approximately $271 million and $261 million, respectively.

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

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31
	2004	2003
	(Millions of Dollars)
Net sales	$907.0	$866.5
Cost of products sold	751.6	709.6

Gross margin	155.4	156.9

Selling, general and administrative expenses	162.7	154.4
Interest expense, net	24.5	29.0
Chapter 11 and Administration related reorganization expenses	26.0	32.8
Intercompany interest income from non-Debtors	(91.5)	(75.3)
Other (income) expense, net	(9.9)	1.3

Earnings from continuing operations before income taxes and equity loss of non-Debtor subsidiaries	43.6	14.7
Income tax expense	3.6	0.2

Earnings from continuing operations before equity loss of non-Debtor subsidiaries	40.0	14.5
Equity loss from continuing operations of non-Debtor subsidiaries	(60.4)	(51.6)

Loss from continuing operations	(20.4)	(37.1)
Earnings from discontinued operations, net of income taxes, Debtors	—	1.9
Earnings from discontinued operations, net of income taxes, non-Debtors	—	1.0

Net loss	$(20.4)	$(34.2)

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Balance Sheets

	(Unaudited) March 31 2004	December 31 2003
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$310.9	$281.5
Accounts receivable, net	603.9	558.4
Accounts receivable, non-Debtors	390.4	457.7
Inventories, net	428.2	443.9
Prepaid expenses and other current assets	125.7	116.2

Total current assets	1,859.1	1,857.7

Property, plant and equipment, net	1,109.8	1,127.7
Goodwill and indefinite-lived intangible assets	1,343.5	1,341.1
Definite-lived intangible assets, net	292.9	293.5
Asbestos-related insurance recoverable	820.8	806.1
Loans receivable and investments in non-Debtors	4,720.4	4,619.1
Other noncurrent assets	417.3	439.5

	$10,563.8	$10,484.7

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$310.0	$—
Accounts payable and accrued compensation	264.9	237.0
Accounts payable, non-Debtors	191.5	174.9
Other accrued liabilities	263.1	254.3

Total current liabilities	1,029.5	666.2

Long-term debt	—	320.0
Postemployment benefits	1,479.3	1,458.8
Other accrued liabilities	124.2	123.9

Liabilities subject to compromise	9,332.7	9,292.7

Shareholders’ deficit	(1,401.9)	(1,376.9)

	$10,563.8	$10,484.7

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2004	2003
	(Millions of Dollars)
Net cash provided from (used by) operating activities	$58.5	$(45.0)

Cash provided from (used by) investing activities
Expenditures for property, plant and equipment	(37.4)	(37.2)
Proceeds from the sale of property, plant and equipment	11.0	—

Net cash used by investing activities	(26.4)	(37.2)

Cash provided from (used by) financing activities
Borrowings on DIP credit facility	—	75.0
Principal payments on DIP credit facility	(10.0)	(10.2)

Net cash provided from (used by) financing activities	(10.0)	64.8

Effect of foreign currency exchange rate fluctuations on cash	7.3	1.4

Increase (decrease) in cash and equivalents	29.4	(16.0)

Cash and equivalents at beginning of period	281.5	189.6

Cash and equivalents at end of period	$310.9	$173.6

3. Restructuring

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

Management expects that future savings resulting from execution of its restructuring programs will generally result in full pay back within 36 to 60 months. Management expects to finance these restructuring programs through cash generated from its ongoing operations or through cash available under its existing DIP credit facility, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse impact on the Company’s liquidity and financial position.

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the three months ended March 31, 2004:

	Severance	Exit	Total
	(Millions of Dollars)
Balance of reserves at December 31, 2003	$47.7	$10.0	$57.7
Payments against and adjustments to reserves	(14.9)	—	(14.9)

Balance of reserves at March 31, 2004	$32.8	$10.0	$42.8

The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and generally fall into one of the following categories:

1.	Closure of facilities and relocation of production – In connection with the Company’s strategy, certain operations have been closed and related production relocated to low cost geographies or to other locations with available capacity.

2.	Consolidation of administrative functions and standardization of manufacturing processes - The Company has acted to consolidate its administrative functions and change its manufacturing processes to reduce selling, general and administrative costs and improve operating efficiencies through standardization of processes.

Significant restructuring activities for the three months ended March 31, 2004 are described below.

Powertrain - The primary restructuring activities in the Powertain reporting segment include the following:

•	During December 2003, the Company announced the closure and relocation of its Bradford, United Kingdom piston operations to other existing European manufacturing facilities with available capacity or with lower cost labor. At March 31, 2004, the Company had remaining reserves of approximately $13.0 million related to this activity.

•	During 2002, the Company announced the closure of its Bridgwater, United Kingdom piston operation. Production from this operation was relocated to other existing European facilities with available capacity or with lower cost labor. The closure of the Bridgwater facility was completed during 2003. Approximately $0.3 million of severance payments and adjustments were made against this reserve during the three-months ended March 31, 2004. At March 31, 2004, remaining reserves related to this activity approximate $1.0 million.

•	During 2002, the Company initiated administrative function and manufacturing process changes at the Company’s piston manufacturing operations located in Nuremburg, Germany. Approximately $1.0 million of severance payments and adjustments were made against this reserve during the quarter ended March 31, 2004. At March 31, 2004, the Company had remaining reserves of approximately $3.0 million related to this activity.

•	During 2002, the Company announced the relocation and closure of its piston manufacturing operations in Flowery Branch, Georgia, Orangeburg, South Carolina and Sumter, South Carolina to other existing North American manufacturing facilities with available capacity or with lower cost labor. The closures of Orangeburg and Flowery Branch were completed during 2003 and closure of Sumter is expected to be completed during 2004. Approximately $1.0 million of severance payments and adjustments were made against this reserve during the three months ended March 31, 2004. At March 31, 2004, the Company had remaining reserves of approximately $4.0 million related to these activities.

•	During 2002, the Company announced the closure and relocation of its piston ring operations in Sunderland, United Kingdom to other existing European facilities with available capacity. The closure of the Sunderland facility was completed during 2003. Approximately $4.0 million of severance payments and adjustments were made against this reserve during the three months ended March 31, 2004. At March 31, 2004, the Company had remaining reserves of approximately $1.0 million related to this activity.

•	During 2001, the Company’s German engine bearing operations announced restructuring programs to transfer certain low volume production with high labor content to low cost geographies, specifically Poland. Related severance and exit costs approximating $3.0 million were recorded during the first quarter of 2003. Approximately $3.0 million of severance payments and adjustments were made against this reserve during the three months ended March 31, 2004. At March 31, 2004, the Company had remaining reserves of approximately $4.0 million related to these activities.

Aftermarket – The primary restructuring activities in the Aftermarket reporting segment include the following:

•	During 2003, the Company began relocation of its Ignition and Wiper operations between facilities located in Aubange, Belgium and Upton, England. No charges related to this program were recorded in the three months ended March 31, 2004. Related severance and exit costs of approximately $4.0 million were recorded in the three months ended March 31, 2003. Approximately $2.0 million of severance payments and adjustments were made against this reserve during the three months ended March 31, 2004. At March 31, 2004, the Company had remaining reserves of approximately $3.0 million related to this activity.

•	During 2002, the Company announced and began the consolidation of certain distribution operations at its Aftermarket distribution facility located in France into its central European distribution facility in Belgium. Approximately $0.3 million of severance payments and adjustments were made against this reserve during the three months ended March 31, 2004. At March 31, 2004, the Company had remaining reserves of approximately $1.0 million related to this activity.

•	The Company continues the consolidation of its North America administrative and distribution functions. During the three months ended March 31, 2004, satellite distribution warehouses located in Monterrey, Mexico and Guadalajara, Mexico were closed and related activities were transferred to the Company’s Mexico City central distribution facility. Approximately $1.0 million of severance payments and adjustments were made against this reserve during the three months ended March 31, 2004. Remaining activities under this program are expected to be completed during 2004. At March 31, 2004, the Company had remaining reserves of approximately $1.0 million related to this activity.

Significant restructuring activities in the Sealing Systems and Systems Protection and Friction reporting segments were completed as of December 31, 2003. As of March 31, 2004 reserves for all remaining restructuring activities in these reporting segments approximates $2.0 million and such activities are expected to be completed during 2004.

4. Other Expense, Net

The specific components of “Other expense, net” are provided in the following table:

	Three Months Ended March 31
	2004	2003
	(Millions of Dollars)
Amortization of intangible assets	$4.5	$4.1
Adjustment of assets held for sale and other long-lived assets to fair value	3.1	1.6
Restructuring charges	—	10.3
Minority interest earnings in consolidated subsidiaries	1.5	(0.7)
Gain on sale of assets	(0.7)	(6.5)
Foreign currency exchange	5.3	(0.6)
Miscellaneous	(1.6)	1.5

Total other expense, net	$12.1	$9.7

5. Discontinued Operations

Summarized operational information related to the Company’s discontinued operations for the three months ended March 31, 2003 is as follows (in millions of dollars):

Net sales	$42.6
Cost of products sold	37.4

Gross margin	5.2
Selling, general and administrative expenses	1.3
Adjustment of assets held for sale and other long-lived assets to fair value	0.1
Net loss on divestitures	0.3
Other expense, net	0.5

Income before income taxes	3.0
Income tax expense	0.1

Earnings from discontinued operations	$2.9

6. Inventories

Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 46% of the inventory at both March 31, 2004 and December 31, 2003. The remaining inventories are recorded using the first-in, first-out (FIFO) method. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories is provided in the table below:

	March 31 2004	December 31 2003
	(Millions of Dollars)
Raw materials	$167.7	$167.7
Work-in-process	142.9	136.6
Finished products	580.6	597.9

	891.2	902.2
Valuation reserves	(68.3)	(67.8)

	$822.9	$834.4

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31 2004	December 31 2003
	(Millions of Dollars)
Accrued compensation	$258.6	$247.0
Accrued rebates	59.9	59.7
Restructuring reserves	42.8	57.7
Non-income taxes payable	42.6	40.0
Accrued income taxes	36.6	31.4
Accrued Chapter 11 and Administration expenses	35.3	34.0
Accrued product returns	22.4	21.0
Accrued professional services	16.4	11.1
Accrued warranty	13.3	11.4

Total accrued liabilities	$527.9	$513.3

8. Debt

Long-term debt consisted of the following:

	March 31 2004	December 31 2003
	(Millions of Dollars)
DIP credit facility	$310.0	$320.0
Other	21.8	26.0

	331.8	346.0
Less: current maturities included in short-term debt	320.4	14.8

Total long-term debt	$11.4	$331.2

The Company has a $600 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. The outstanding balance of $310.0 million on the DIP credit facility was reclassified from long-term debt to short-term debt during the quarter ended March 31, 2004 as the DIP credit facility expires in February 2005. The Company intends to renegotiate its DIP credit facility prior to its expiration, if necessary.

The Company’s available borrowings under the DIP credit facility are determined by the underlying collateral at any point in time, consisting of its domestic inventories, domestic accounts receivable, and domestic property, plant, and equipment. The DIP credit facility lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. The borrowing base available to the Company is calculated weekly based upon the value of this underlying collateral. The total commitment and amounts outstanding on the DIP credit facility are as follows:

	March 31 2004	December 31 2003
	(Millions of Dollars)
Contractual commitment	$600.0	$600.0
Mandatory commitment reductions – divestitures	—	—

Current commitment	$600.0	$600.0

Outstanding:
Current borrowings	$310.0	$320.0
Letters of credit	19.9	17.9

Total outstanding	329.9	337.9
Available to borrow	266.8	236.6

Total borrowing base	$596.7	$574.5

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

9. Comprehensive Loss

Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items currently recorded in equity would be included in comprehensive income (loss). A summary of the Company’s comprehensive loss is shown in the table below:

	Three Months Ended March 31
	2004	2003
	(Millions of Dollars)
Net loss	$(20.4)	$(34.2)
Foreign currency translation adjustments	(5.1)	12.2

Total comprehensive loss	$(25.5)	$(22.0)

10. Income Taxes

For the three months ended March 31, 2004, the Company recorded income tax expense of $19.9 million on a loss from continuing operations before income taxes of $0.5 million. This compares to income tax expense of $18.8 million on a loss from continuing operations before income taxes of $18.3 million in the same period of 2003. Income tax expense for the three month period ended March 31, 2004 resulted primarily from the recognition of income tax expense on earnings in certain foreign jurisdictions and no recognition of income tax benefits on current losses in the U.K. and other countries.

11. Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended March 31
	2004	2003
	(Millions of Dollars, Except Per Share Amounts)
Numerator:
Net loss from continuing operations	$(20.4)	$(37.1)
Earnings from discontinued operations	—	2.9

Numerator for basic and diluted loss per common share	$(20.4)	$(34.2)

Denominator:
Weighted average shares outstanding, basic and diluted (in millions)	$87.1	$87.1

Basic and diluted loss per common share	$(0.23)	$(0.39)

As a result of the Restructuring Proceedings, the Company stopped accruing and paying dividends on its Series C Preferred Stock.

12. Incentive Stock Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its employee stock awards. Accordingly, no compensation cost has been recognized for its stock option grants, as the exercise price of the Company’s employee stock options equals the underlying stock price on the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 “Accounting for Stock Based Compensation”, the Company’s net loss and loss per share amounts would not have changed in either of the three month periods ended March 31, 2004 and 2003.

13. Pensions and Other Postretirement Benefits

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. The Company funds Pension Benefits based on the funding requirements of domestic and international laws and regulations in advance of benefit payments and Other Benefits as benefits are provided to participating employees.

Components of net periodic benefit cost for the three-month periods ended March 31 are as follows:

	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2004	2003	2004	2003	2004	2003
	(Millions of Dollars)
Service cost	$6.9	$6.3	$0.7	$0.6	$4.9	$4.1
Interest cost	14.5	14.7	8.4	8.5	34.7	31.3
Expected return on plan assets	(13.7)	(12.1)	—	—	(32.6)	(29.9)
Unrecognized loss	6.3	8.0	1.5	0.8	14.6	12.0
Unrecognized prior service cost	2.1	2.1	(0.2)	(0.2)	—	—

Net periodic benefit cost	$16.1	$19.0	$10.4	$9.7	$21.6	$17.5

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act was signed into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The FASB has not yet issued definitive authoritative accounting guidance related to this new law. As such, the Company has not recorded any benefit for any subsidies that could ultimately be received. Such amounts could materially affect the Company’s financial statements in future periods.

14. Litigation and Environmental Matters

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

Recorded Liability

In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.4 billion as of March 31, 2004) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States and the U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors committee consisting in large part of representatives of asbestos claimants has been appointed. March 3, 2003 was the bar date for the filing of all asbestos-related property damage claims. The Company’s obligations with respect to present and future claims could be determined through litigation in Bankruptcy Court, the High Court, and/or through negotiations with each of the official committees appointed.

In December of 2000, the Company entered into $250 million of surety bonds on behalf of the T&N Companies to meet certain collateral requirements for asbestos indemnity obligations associated with their prior membership in the Center for Claims Resolution (“CCR”). This amount was stepped down by contract to $225 million effective June 2001. As a result of the filing, the Company has sought declaratory and injunctive relief in an adversary proceeding filed in the Bankruptcy Court, in order to enjoin any post-petition payments to asbestos claimants by the CCR and any post-petition draw by the CCR on $225 million in face amount of the surety bonds. The CCR now seeks to draw on the surety bonds to fund past and future payments although the basis of such draw, the validity of such claims under the pre-petition bond terms, and whether such draw may be utilized to pay obligations of other CCR members are all disputed. On March 28, 2003, the Federal District Court Judge held that, with respect to phase one, the CCR has the right to draw upon the bonds to the extent that a settlement between an individual and the CCR member was consummated, i.e., a release has been obtained from such individual. The CCR has appealed and the ruling was modified to require a state-by-state analysis of what constitutes a release. This is in process, as is a yet to be heard second phase of litigation, which will ultimately determine the amount of any such draw. As a result of information obtained during the initial discovery phase of this litigation, the Company along with other defendants, sought and obtained leave to five amended complaints against the CCR.

The Company also issued various letters of credit in connection with asbestos lawsuits that had resulted in verdicts against the Company prior to its filing for bankruptcy protection. The letters of credit were issued as security for the judgments entered against the Company to permit the Company to pursue appeals to those judgments. The Bankruptcy Court lifted the automatic stay with respect to certain cases where letters of credit were in place to allow the appeals of those cases to proceed. During 2003, the final appeal in three of these cases were denied, and draws were made upon the letters of credit of approximately $16.0 million. The draws on these letters of credit are classified within liabilities subject to compromise. At March 31, 2004, there are approximately $2.1 million of additional letters of credit available.

Except for the effect of foreign currency, the Company has not adjusted its estimate of the asbestos liability since September 30, 2001. This liability is included in the consolidated balance sheet under the caption “Liabilities subject to compromise” as of March 31, 2004, for the Company’s U.S. and U.K. subsidiaries.

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

Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of March 31, 2004, the recorded insurance recoverable was $654.6 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded an asbestos charge in 2003 of $38.9 million. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers of Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval was filed on March 1, 2004.

Subsequent thereto, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG and Centre Reinsurance International Co., a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements may breach one or more provisions of the Reinsurance Agreement. The hearing on the motion has been postponed pending further investigation. The Company believes that, based on its review of the insurance policies and advice from outside legal counsel, it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of the claims in excess of the trigger point of the insurance.

The ultimate realization of insurance proceeds is directly related to the amount of related covered claims paid by the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount, up to the cap of the insurance layer. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change, other than to reflect the settlement discussed above and the effect of foreign currency, to the recorded amounts since the Company initiated the Restructuring Proceedings. Accordingly, the recorded amounts for this insurance recoverable asset could change significantly as a result of the Restructuring Proceedings.

During the three months ended March 31, 2004, the security rating of Centre Reinsurance International Co. (“CRIC”) was downgraded by several major credit rating providers. As a result of the downgrade, the Company obtained a guarantee of all CRIC’s obligations under the policy from Centre Reinsurance (US) Limited (“CRUS”), an affiliate of CRIC. The security rating of CRUS has not been affected by the downgrade of CRIC and remains unchanged since the inception of the policy. If the reinsurers and/or the related affiliate are not able to meet their obligations under the policy, the Company’s results of operations and financial condition could be materially affected.

The U.S. claims costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater than $1.69/£, the Company will effectively have a premium on 100% recovery on claims paid. As of March 31, 2004, the $654.6 million insurance recoverable asset includes an exchange rate premium of approximately $44.0 million.

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

The liability of the Company with respect to claims alleging exposure to Wagner products arises from the 1998 stock purchase from Cooper Industries, Inc. of the corporate successor by merger to Wagner Electric Company; the purchased entity is now a wholly-owned subsidiary of the Company and one of the Debtors in the Restructuring Proceedings. As a consequence, all claims against the Debtors, including asbestos-related claims, have been stayed.

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

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $85.0 million in Wagner liabilities as of March 31, 2004) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those, which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $112.7 million as of March 31, 2004.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action against the Debtors and a number of insurance carriers in the Company’s Restructuring Proceedings. In its complaint, Dresser alleged that it has rights under certain primary and excess general liability insurance policies that may be shared with one of the Debtors, Federal-Mogul Products (“FMP”) as the successor to Wagner Electric Corporation. Dresser seeks, among other things, a declaration of the parties’ respective rights and obligations under the policies and a partition of the competing rights of Dresser and FMP under the policies. FMP answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of FMP’s rights to the policies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $53.5 million as of March 31, 2004.

The ultimate realization of insurance proceeds is directly related to the amount of related covered claims paid by the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts due to the uncertainties created by the Restructuring Proceedings. Accordingly, the recorded amounts for this insurance recoverable asset could change materially as a result of the Restructuring Proceedings.

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

All claims alleging exposure to the products of the Company and of Fel-Pro have been stayed as a result of the Restructuring Proceedings.

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability and the insurance recoverable asset as of March 31, 2004 and December 31, 2003:

	T&N Companies	Abex	Wagner	Other	Total
	(Millions of Dollars)
Liability:
Balance at December 31, 2003	$1,351.2	$129.5	$85.0	$2.7	$1,568.4
Foreign exchange	5.5	—	—	—	5.5

Balance at March 31, 2004	$1,356.7	$129.5	$85.0	$2.7	$1,573.9

Asset:
Balance at December 31, 2003	$636.9	$115.7	$53.5	$—	$806.1
Cash receipts	—	3.0	—	—	3.0
Foreign exchange	17.7	—	—	—	17.7

Balance at March 31, 2004	$654.6	$112.7	$53.5	$—	$820.8

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

Fairness in Asbestos Injury Resolution Act of 2004

Since April 2003, the U.S. Congress has actively considered legislation to reform the tort system with respect to claims arising from exposure to asbestos in the United States. The leading legislative vehicle is S. 2290, the “Fairness in Asbestos Injury Resolution Act of 2004” (the “FAIR Act”). The principal focus of the FAIR Act is to replace the existing state and federal tort systems as means of compensating asbestos-related personal injury claimants with a no-fault mandatory federal compensation scheme. The FAIR Act envisions the creation of an Office of Asbestos Injury Claims Resolution to administer an Asbestos Injury Claims Resolution Fund (the “Fund”) and make payments from the Fund to claimants who are determined to be eligible for compensation. Under the proposed legislation, compensation would be based on eligibility categories defined by diagnostic, medical, exposure and latency criteria. The Fund would be funded by annual, mandatory contributions from asbestos-defendant companies and insurance companies over a 27-year period. The Plan Proponents believe that the payments that would be due from the Debtors under the FAIR Act would be in excess of $2 billion, a significant percentage of that amount payable during the first five (5) years after the FAIR Act’s passage.

The FAIR Act, if approved, would also prohibit defendant companies from discharging their asbestos liabilities pursuant to Section 524(g) of the Bankruptcy Code, as envisioned by the Plan. In other words, companies that had been named as defendants in asbestos-related litigation that had not confirmed a chapter 11 plan containing an injunction pursuant to Section 524(g) of the Bankruptcy Code (or a similar injunction) as of the effective date of the FAIR Act would only be able to resolve their asbestos-related liabilities through contributions to the Fund in the amounts specified in the FAIR Act.

The Plan Proponents believe that the Plan provides a superior and more comprehensive resolution of the Debtors’ asbestos-related liabilities than the FAIR Act. The Plan Proponents believe that the FAIR Act, in its current form, would have a significant negative impact on the Debtors if it were to become law. Among other things, the FAIR Act would not address asbestos claims asserted against the U.K. Debtors. Such claims are, as noted in the Disclosure Statement, a significant source of the Debtors’ asbestos-related liabilities. The FAIR Act may also jeopardize certain insurance assets of the Debtors that may otherwise be available to satisfy asbestos-related claims that may be asserted against them outside of the United States.

There is significant uncertainty as to whether or not the FAIR Act will become law, either in 2004 or thereafter. There is also significant uncertainty as to whether any version of the FAIR Act that may ultimately be enacted will contain all of the material provisions, outlined above, that are in the current draft of the proposed legislation.

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

Environmental reserves were $66.8 million and $66.0 million at March 31, 2004 and December 31, 2003, respectively, and are included in the consolidated balance sheets as follows:

	March 31 2004	December 31 2003
	(Millions of Dollars)
Current liabilities	$17.3	$15.1
Long-term accrued liabilities	25.6	27.1
Liabilities subject to compromise	23.9	23.8

	$66.8	$66.0

Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At March 31, 2004, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $40 million.

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

Environmental reserves determined not to be subject to compromise include those which arise from a legal obligation of the Company, under an administrative or judicial order, to perform cleanup at a site. Such obligations are normally associated with sites which a bankrupt entity such as the Company owns and either operates or formerly operated.

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

15. Operations by Reporting Segment

The Company’s operations are organized into five reporting segments; Powertrain, Sealing Systems and Systems Protection, Friction, Aftermarket and Other. The Company has aggregated certain individual product segments within its five reporting segments. The accounting policies of the segments are the same as that of the Company. Revenues related to Powertrain, Sealing Systems and Systems Protection, and Friction products sold to OE customers are recorded within the respective segments. Revenues from such products sold to aftermarket customers are recorded within the Aftermarket segment. All products transferred into the Aftermarket reporting segment from other reporting segments are transferred at cost in the United States and at agreed-upon transfer prices internationally.

The Company evaluates segment performance principally on a non-GAAP Operational EBIT basis. Operational EBIT is defined as earnings before interest, income taxes, restructuring and impairment charges, Chapter 11 and Administration related reorganization expenses, and gains or losses on the sales of businesses. Operational EBIT for each segment is shown below, as it is most consistent with the corresponding consolidated financial statements.

Net Sales and Gross Margin information by reporting segment is as follows:

	Net Sales		Gross Margin
	Three Months Ended March 31		Three Months Ended March 31
	2004	2003	2004	2003
	(Millions of Dollars)
Powertrain	$546.6	$465.5	$76.1	$66.7
Sealing Systems and Systems Protection	177.7	163.5	31.8	29.6
Friction	125.8	105.0	29.7	31.0
Aftermarket	679.9	616.4	163.3	147.7
Other	23.0	16.8	(4.2)	(2.4)

Total	$1,553.0	$1,367.2	$296.7	$272.6

Operational EBIT by reporting segment and the reconciliation of Operational EBIT to loss from continuing operations before income tax expense is as follows:

	Three Months Ended March 31
	2004	2003
	(Millions of Dollars)
Powertrain	$41.7	$39.5
Sealing Systems and Systems Protection	13.1	11.2
Friction	15.1	16.0
Aftermarket	94.6	85.6
Other	(110.8)	(92.1)

Total Operational EBIT	53.7	60.2

Interest expense, net	25.6	29.5
Chapter 11 and Administration related reorganization expenses	26.0	32.8
Other	2.6	16.2

Loss from continuing operations before income tax expense	$(0.5)	$(18.3)

Total assets by reporting segment are as follows:

	March 31 2004	December 31 2003
	(Millions of Dollars)
Powertrain	$1,905.8	$1,956.8
Sealing Systems and Systems Protection	1,270.9	1,249.1
Friction	701.3	696.2
Aftermarket	2,850.0	2,912.4
Other	1,446.7	1,302.2

Total	$8,174.7	$8,116.7

16. Smithville, Tennessee Distribution Center Fire

On March 5, 2004, a fire at the Company’s Smithville, Tennessee distribution center resulted in extensive damage to the facility and the loss of substantially all of its related equipment and inventory. The 244,000 square foot facility was the principal distribution center for Moog and TRW chassis aftermarket products in the United States. Operations at the Smithville facility are currently suspended; the Company resumed operations at a temporary facility based in Smyrna, Tennessee on March 12, 2004.

In addition to other coverage, the Company’s insurance policies provide for replacement of damaged property, sales value of destroyed inventory, reimbursement for losses due to interruption of business operations, and reimbursement of expenditures incurred to restore operations. Information regarding the Company’s insurance coverage and related accounting for costs and recoveries for the Smithville, Tennessee fire is summarized below:

Real and Personal Property: Insurance provides for coverage of buildings and related contents, including inventory, machinery and equipment, and office furniture. Property, plant and equipment are insured at replacement value, while inventory is covered at sales value. Substantially all of the property, plant and equipment and inventory located at the Smithville facility was destroyed. Accordingly, the net book value of these assets was reduced to zero during the quarter ended March 31, 2004. These losses were offset by an insurance recovery, as such amounts were determined to be estimable and probable of recovery. No amounts have been recorded for any expected gains related to the incremental replacement or sales value of such assets. The Company continues to evaluate its claim for insurance recoveries and expects to record a gain on the recovery of the replacement value of property, plant and equipment and inventory selling price in excess of net book value. Recoveries will be recorded as gains when the claims are settled.

Costs to restore operations: Insurance provides for reimbursement of costs incurred for the purpose of restoring operations to their condition prior to the fire. Such costs include but are not limited to expedited freight, overtime premium, incremental material costs and decontamination costs. Such costs are being recorded as they are incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual costs incurred.

Business interruption: Insurance provides for the value associated with lost sales resulting from an inability to fulfill customer orders as a result of the fire. Insurance recoveries related to such losses will be recorded as gains when the related claims are settled.

The table below provides, by insurance coverage stream, the net book value of the assets destroyed and costs to restore operations, the amount of insurance recovery, and insurance proceeds. While the Company ultimately expects to record a gain on the involuntary asset conversion, no such amounts were recorded as of March 31, 2004.

	Property Losses and Other Costs	Estimated Insurance Recoverable	Gain on Involuntary Asset Conversion	Insurance Proceeds Received
	(Millions of Dollars)
Real and personal property
Inventory	$43.7	$43.7	$—	$33.0
Property, plant and equipment	6.0	6.0	—	—
Costs to restore operations	0.6	0.6	—	2.0
Business interruption*	5.0	—	—	—

Total	$55.3	$50.3	$—	$35.0

*	Estimated gross margin on lost sales during the three-months ended March 31, 2004. Recovery amounts have not yet been determined.

Real and personal property losses, costs to restore operations and related insurance recoveries have been recorded in the statement of operations as Other expense, net. Insurance recoveries recorded for which proceeds have not been received and insurance proceeds received in excess of costs to restore operations are recorded in the consolidated balance sheet as of March 31, 2004, as follows:

	Insurance Receivable	Deferred Insurance Recovery
	(Millions of Dollars)
Insurance recoveries	$49.7	$0.6
Insurance proceeds	(33.0)	(2.0)

Total	$16.7	$(1.4)

The insurance receivable amount of $16.7 and the deferred insurance recovery amount of $1.4 are classified within the balance sheet as of March 31, 2004 as other current assets and other current liabilities, respectively.

17. Consolidating Condensed Financial Information of Guarantor Subsidiaries

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

In lieu of providing separate unaudited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying consolidating condensed financial statements based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X and Staff Accounting Bulleting No. 53. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

Subsequent to the Restructuring Proceedings, no dividends have been paid to the Federal-Mogul parent company by any of its subsidiaries. Additionally, as a result of the Restructuring Proceedings (see Note 2 “Voluntary Reorganization Under Chapter 11 and Administration”) certain pre-petition liabilities, as shown below, were liabilities subject to compromise as of March 31, 2004:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Millions of Dollars)
Debt	$4,020.9	$1.0	$—	$4,021.9
Asbestos liabilities	1.5	237.7	1,334.7	1,573.9
Company-obligated mandatorily redeemable securities	—	—	210.6	210.6
Accounts payable	57.3	114.4	29.8	201.5
Interest payable	43.7	0.2	—	43.9
Environmental liabilities	23.4	—	0.5	23.9
Other liabilities	8.0	1.0	10.8	19.8

Liabilities subject to compromise	$4,154.8	$354.3	$1,586.4	$6,095.5

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended March 31, 2004

	Unconsolidated			Eliminations
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Inter- Company	Consolidated
	(Millions of Dollars)
Net sales	$292.9	$426.8	$1,151.2	$(317.9)	$1,553.0
Cost of products sold	245.0	322.2	1,007.0	(317.9)	1,256.3

Gross margin	47.9	104.6	144.2	—	296.7

Selling, general and administrative expenses	80.3	54.4	108.3	—	243.0
Interest expense (income), net	26.8	—	(1.2)	—	25.6
Chapter 11 and Administration related reorganization expenses	26.0	—	—	—	26.0
Equity earnings of unconsolidated subsidiaries	—	(2.0)	(7.5)	—	(9.5)
Other (income) expense, net	(6.8)	(34.1)	53.0	—	12.1

Earnings (loss) before income taxes and equity loss of subsidiaries	(78.4)	86.3	(8.4)	—	(0.5)
Income tax expense	1.0	1.0	17.9	—	19.9

Earnings (loss) before equity loss of subsidiaries	(79.4)	85.3	(26.3)	—	(20.4)
Equity earnings (loss) of subsidiaries	59.0	21.6	—	(80.6)	—

Net earnings (loss)	$(20.4)	$106.9	$(26.3)	$(80.6)	$(20.4)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended March 31, 2003

	Unconsolidated			Eliminations
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Discontinued Operations	Inter- Company	Consolidated
	(Millions of Dollars)
Net sales	$281.5	$425.5	$964.6	$(42.6)	$(261.8)	$1,367.2
Cost of products sold	230.4	326.9	836.5	(37.4)	(261.8)	1,094.6

Gross margin	51.1	98.6	128.1	(5.2)	—	272.6

Selling, general and administrative expenses	78.5	54.2	93.3	(1.3)	—	224.7
Interest expense (income), net	30.0	—	(0.5)	—	—	29.5
Chapter 11 and Administration related reorganization expenses	32.8	—	—	—	—	32.8
Equity earnings of unconsolidated subsidiaries	—	(1.7)	(4.1)	—	—	(5.8)
Other (income) expense, net	(5.1)	(26.8)	42.5	(0.9)	—	9.7

Earnings (loss) from continuing operations before income taxes and equity loss of subsidiaries	(85.1)	72.9	(3.1)	(3.0)	—	(18.3)
Income tax expense	1.2	1.0	16.7	(0.1)	—	18.8

Earnings (loss) from continuing operations before equity loss of subsidiaries	(86.3)	71.9	(19.8)	(2.9)	—	(37.1)
Earnings from discontinued operations, net of income taxes	—	—	—	2.9	—	2.9
Equity earnings (loss) of subsidiaries	52.1	23.2	(19.8)	—	(75.3)	—

Net earnings (loss)	$(34.2)	$95.1	$(19.8)	$—	$(75.3)	$(34.2)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Balance Sheet

March 31, 2004

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$40.2	$—	$481.7	$—	$521.9
Accounts receivable, net	206.9	301.3	542.2	—	1,050.4
Inventories, net	101.4	263.4	458.1	—	822.9
Prepaid expenses	59.1	47.3	156.1	—	262.5

Total current assets	407.6	612.0	1,638.1	—	2,657.7

Property, plant and equipment, net	276.0	617.8	1,461.0	—	2,354.8
Goodwill and indefinite-lived intangible assets	540.5	641.3	335.9	—	1,517.7
Definite-lived intangible assets, net	78.3	85.8	181.1	—	345.2
Investment in subsidiaries	6,462.9	2,979.9	—	(9,442.8)	—
Intercompany accounts, net	(3,638.5)	3,097.9	540.6	—	—
Asbestos-related insurance recoverable	—	168.0	652.8	—	820.8
Prepaid pension costs	8.1	—	280.2	—	288.3
Other noncurrent assets	22.8	29.7	137.7	—	190.2

	$4,157.7	$8,232.4	$5,227.4	$(9,442.8)	$8,174.7

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt, including current portion of long-term debt	$310.2	$—	$10.2	$—	$320.4
Accounts payable	53.1	79.3	256.2	—	388.6
Accrued liabilities	132.9	61.8	333.2	—	527.9
Other current liabilities	46.4	7.9	106.1	—	160.4

Total current liabilities	542.6	149.0	705.7	—	1,397.3

Liabilities subject to compromise	4,154.8	354.3	1,586.4	—	6,095.5

Long-term debt	—	—	11.4	—	11.4
Post employment benefits	741.0	—	990.4	—	1,731.4
Deferred income taxes	—	—	70.3	—	70.3
Other accrued liabilities	90.7	0.6	123.5	—	214.8
Minority interest in consolidated subsidiaries	30.5	25.4	—	—	55.9

Shareholders’ equity (deficit)	(1,401.9)	7,703.1	1,739.7	(9,442.8)	(1,401.9)

	$4,157.7	$8,232.4	$5,227.4	$(9,442.8)	$8,174.7

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Consolidating Condensed Balance Sheet

December 31, 2003

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$21.7	$—	$450.7	$—	$472.4
Accounts receivable, net	180.3	290.1	506.1	—	976.5
Inventories, net	100.3	280.7	453.4	—	834.4
Prepaid expenses	65.3	29.3	162.9	—	257.5

Total current assets	367.6	600.1	1,573.1	—	2,540.8

Property, plant and equipment, net	277.9	625.0	1,501.9	—	2,404.8
Goodwill and indefinite-lived intangible assets	517.6	664.3	335.2	—	1,517.1
Definite-lived intangible assets, net	79.5	87.0	181.5	—	348.0
Investment in subsidiaries	6,461.0	2,991.0	—	(9,452.0)	—
Intercompany accounts, net	(3,539.2)	2,957.0	582.2	—	—
Asbestos-related insurance recoverable	—	171.3	634.8	—	806.1
Prepaid pension costs	22.9	—	286.3	—	309.2
Other noncurrent assets	21.0	29.2	140.5	—	190.7

	$4,208.3	$8,124.9	$5,235.5	$(9,452.0)	$8,116.7

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt, including current portion of long-term debt	$0.2	$—	$14.6	$—	$14.8
Accounts payable	44.1	54.2	234.0	—	332.3
Accrued liabilities	127.1	61.1	325.1	—	513.3
Other accrued liabilities	79.9	8.0	70.5	—	158.4

Total current liabilities	251.3	123.3	644.2	—	1,018.8

Liabilities subject to compromise	4,152.6	349.6	1,585.6	—	6,087.8

Long-term debt	320.0	—	11.2	—	331.2
Post employment benefits	740.6	—	976.0	—	1,716.6
Deferred income taxes	—	—	70.4	—	70.4
Other accrued liabilities	91.3	0.1	123.0	—	214.4
Minority interest in consolidated subsidiaries	29.4	25.0	—	—	54.4

Shareholders’ equity (deficit)	(1,376.9)	7,626.9	1,825.1	(9,452.0)	(1,376.9)

	$4,208.3	$8,124.9	$5,235.5	$(9,452.0)	$8,116.7

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Three Months Ended March 31, 2004

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net cash provided from (used by) operating activities	$(55.4)	$164.8	$9.9	$—	$119.3

Cash provided from (used by) investing activities:
Expenditures for property, plant and equipment and other long-term assets	(9.0)	(21.8)	(42.6)	—	(73.4)
Proceeds from the sale of property, plant and equipment	—	—	11.0	—	11.0

Net cash used by investing activities	(9.0)	(21.8)	(31.6)	—	(62.4)

Cash provided from (used by) financing activities:
Principal payments on DIP credit facility	(10.0)	—	—	—	(10.0)
Decrease in short-term debt	—	—	(4.4)	—	(4.4)
Increase in other long-term debt	—	—	0.2	—	0.2
Change in intercompany accounts	92.9	(143.0)	50.1	—	—

Net cash provided from (used by) financing activities	82.9	(143.0)	45.9	—	(14.2)

Effect of foreign currency exchange rate fluctuations on cash	—	—	6.8	—	6.8

Net increase (decrease) in cash and equivalents	$18.5	$—	$31.0	$—	$49.5

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Three Months Ended March 31, 2003

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net cash provided from (used by) operating activities	$(121.6)	$111.1	$37.3	$—	$26.8

Cash provided from (used by) investing activities:
Expenditures for property, plant and equipment and other long-term assets	(10.4)	(18.9)	(35.8)	—	(65.1)
Proceeds from the sale of property, plant and equipment	—	—	6.5	—	6.5

Net cash used by investing activities	(10.4)	(18.9)	(29.3)	—	(58.6)

Cash provided from (used by) financing activities:
Decrease in other long-term debt	—	—	(2.5)	—	(2.5)
Borrowings from DIP credit facility	75.0	—	—	—	75.0
Principal payments on DIP credit facility	(10.2)	—	—	—	(10.2)
Decrease in short-term debt	—	—	(16.7)	—	(16.7)
Change in intercompany accounts	58.9	(92.2)	33.3	—	—

Net cash provided from (used by) financing activities	123.7	(92.2)	14.1	—	45.6

Effect of foreign currency exchange rate fluctuations on cash	1.5	—	—	—	1.5

Net increase (decrease) in cash and equivalents	$(6.8)	$—	$22.1	$—	$15.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) is a leading global supplier of vehicular parts, components, modules and systems to customers in the automotive, small engine, heavy-duty and industrial markets. Federal-Mogul has established an expansive global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures, organized into five primary reporting segments; Powertrain, Sealing Systems and Systems Protection, Friction, Aftermarket and Other. The Company has operations in established markets including the United States, Germany, United Kingdom, France, Italy, Mexico and Canada, and emerging markets including China, India, Thailand and Korea. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic conditions, and changes in laws and regulations.

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

The Company operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. In addition, customers continue to require periodic price reductions which requires the Company to continually assess, redefine and improve its operations, products, and manufacturing capabilities to maintain and improve profitability. Management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy.

For a more detailed description of the Company’s business, products, industry, operating strategy and associated risks, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Voluntary reorganization under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), Federal-Mogul and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et. al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

The U.S. Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors’ intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or schemes of arrangement or company voluntary arrangements under the Act.

In the U.S., four committees, representing asbestos claimants, asbestos property damage claimants, unsecured creditors and equity security holders (collectively, the “Committees”) have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, have the right to be heard on all matters that come before the Bankruptcy Court. The Committees, together with the legal representative for the future asbestos claimants, play important roles in the Restructuring Proceedings. In the U.K., the Administrators have appointed creditors committees, representing both asbestos claimants and general unsecured creditors.

On April 22, 2004, the Company filed its Second Amended Joint Plan of Reorganization (the “Plan”) and Disclosure Statement Describing Second Amended Joint Plan of Reorganization with the Bankruptcy Court. This Plan was jointly proposed by the Company, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”). The disclosure statement hearing has been scheduled for May 11, 2004.

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although technical issues remain to be resolved, the Plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, and 50.1% of newly authorized and issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trusts or trusts for the benefit of existing and future asbestos claimants, and 49.9% of the newly authorized and issued common stock will be distributed pro rata to the noteholders. If the classes of holders of common and preferred stock of Federal-Mogul vote in favor of the Plan, the holders of currently outstanding common and preferred stock of Federal-Mogul will receive warrants for the purchase of common stock of reorganized Federal-Mogul.

Unsecured creditors, including trade creditors, of the U.S. Debtors will receive cash distributions equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate distribution on account of all allowed unsecured claims against the U.S. Debtors is to be capped at an amount that is not yet determined. This could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive. Unsecured creditors, including trade creditors, of the U.K. Debtors will receive cash distributions that vary according to terms specified within the Disclosure Statement.

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

The Plan Proponents have prepared forms of Schemes of Arrangement and Company Voluntary Arrangements to be submitted for the U.K. Debtors in the U.K. Restructuring proceedings. These forms of Schemes of Arrangement and Company Voluntary Arrangements parallel the provisions of the Plan to the fullest extent possible under English and Scottish insolvency law. Under English and Scottish law, the Administrators are the only persons with authority to recommend and submit Schemes of Arrangement and/or Company Voluntary Arrangements. The Administrators have not yet agreed to recommend the Schemes of Arrangement and Company Voluntary Arrangements that parallel the Plan. The Plan Proponents are working toward an agreement with the Administrators to recommend parallel Schemes of Arrangement and Company Voluntary Arrangements. Alternatively, if such an agreement cannot be achieved, the Plan Proponents will work toward an agreement with the Administrators to retain the businesses of those U.K. Debtors that are valuable to Federal-Mogul and its customers and to jointly market those U.K. Debtors that are not valuable to Federal-Mogul and its customers. This process is consistent with the Company’s strategy to focus on core business segments, and to consider for divestiture or other exit activities those non-core operations determined by management not to have a sustainable competitive advantage.

If neither agreement can be achieved, then one or more of the following may occur with respect to each U.K. Debtor: (a) meetings of creditors shall be convened to resolve, pursuant to the proxies that will be distributed to creditors along with the Disclosure Statement, to direct the Administrators to either (i) propose Schemes of Arrangement and Company Voluntary Arrangements substantially similar to the forms attached to the Disclosure Statement, or (ii) seek the discharge of the U.K. Administration orders so that the Schemes of Arrangement and/or Voluntary Arrangements can thereafter be proposed by the U.K. Debtors as appropriate; (b) the U.K. Debtors and the Plan Proponents may ask the High Court to approve the Plan with respect to the U.K. Debtors as a matter of comity; or (c) Federal-Mogul may bid for those businesses of the U.K. Debtors that are valuable to Federal-Mogul and its customers and any actual or deemed transfer of assets to Federal-Mogul in connection therewith shall be entitled to the benefits of the injunction pursuant to Section 524(g) of the Bankruptcy Code. If Federal-Mogul is not the successful bidder, the injunction pursuant to Section 524(g) of the Bankruptcy Code shall not apply to the transfer of any assets to any entity other than Federal-Mogul or its designee. The Plan Proponents believe that Federal-Mogul will be the successful bidder for those assets that are valuable to Federal-Mogul and its customers. Any remaining assets would be liquidated. The Plan Proponents believe that such a non-consensual process with the Administrators is not in the best interest of the creditors of the U.K. Debtors, including pension creditors, and employees of the U.K. Debtors and that the Administrators’ refusal to agree could be damaging to the interests of such parties.

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

Asbestos Liabilities and Related Insurance Recoverable

The Company’s United Kingdom subsidiary, T&N Ltd., two United States subsidiaries (“T&N Companies”), and two of the Company’s subsidiaries formerly owned by Cooper Industries, Inc., known as Abex and Wagner, are among many defendants named in numerous court actions in the United States alleging personal injury resulting from exposure to asbestos or asbestos-related products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. The recorded liability at March 31, 2004 represents the Company’s estimate, prior to the Restructuring Proceedings, for claims currently pending and those, which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the asbestos liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the rate of receipt of claims, the typical cost of settlement, the settlement strategy in dealing with outstanding claims and the timing of settlements. While the Company believes that the liability recorded was appropriate for anticipated losses arising from asbestos-related claims through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the asbestos liability for pending and future claims.

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

The ultimate realization of insurance proceeds is directly related to the amount of related covered claims paid by the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount, up to the cap of the insurance layer. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change, other than to reflect the settlement discussed above and the effect of foreign currency, to the recorded amounts since the Company initiated the Restructuring Proceedings. Accordingly, the recorded amounts for this insurance recoverable asset could change significantly based upon events that occur from the Restructuring Proceedings.

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

The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval was filed on March 1, 2004. Subsequent thereto, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG and Centre Reinsurance International Co., a subsidiary of the Zurich Financial Services Group notified the Company of their belief that the settlements may breach one or more provisions of the Reinsurance Agreement. The hearing on the motion has been postponed pending further investigation. The Company believes that, based on its review of the insurance policies and advice from outside legal counsel, it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of the claims in excess of the trigger point of the insurance.

During the three months ended March 31, 2004, the security rating of Centre Reinsurance International Co. (“CRIC”), one of the three reinsurers, was downgraded by several major credit rating providers. As a result of the downgrade, the Company obtained a guarantee of all CRIC’s obligations under the policy from Centre Reinsurance (US) Limited (“CRUS”), an affiliate of CRIC. The security rating of CRUS has not been affected by the downgrade of CRIC and remains unchanged since the inception of the policy. If the reinsurers and/or the related affiliate are not able to meet their obligations under the policy, the Company’s results of operations and financial condition could be materially affected.

Results of Operations

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Consolidated Results

Sales by reporting segment were:

	Three Months Ended March 31
	2004	2003	Change
	(Millions of Dollars)
Powertrain	$547	$466	$81
Sealing Systems and Systems Protection	177	163	14
Friction	126	105	21
Aftermarket	680	616	64
Other	23	17	6

Total	$1,553	$1,367	$186

Gross margin by reporting segment was:

	Three Months Ended March 31
	2004	2003	Change
	(Millions of Dollars)
Powertrain	$76	$67	$9
Sealing Systems and Systems Protection	32	30	2
Friction	30	31	(1)
Aftermarket	164	148	16
Other	(5)	(3)	(2)

Total	$297	$273	$24

Net sales from continuing operations increased by $186 million, or 14%, to $1,553 million for the first quarter of 2004 from $1,367 million in the same period of 2003. Net sales from continuing operations were favorably impacted by $100 million of foreign currency, higher OE volumes reflecting vehicle production in North America and Europe and market share performance in both the OE market and the Aftermarket. These favorable impacts were partially offset by customer price reductions of $24 million and the impact of business interruption of $14 million resulting from a fire at the Company’s Smithville, Tennessee distribution facility.

Gross margin increased by $24 million, or 9%, to $297 million for the first quarter of 2004 from $273 million in the same period of 2003. Gross margin was favorably impacted by $17 million of foreign currency, increased sales volumes and continued net productivity resulting from the Company’s cost reduction and restructuring activities. These positive factors were offset by customer price reductions of $24 million and the impact of business interruption of $5 million resulting from a fire at the Company’s Smithville, Tennessee distribution facility.

In order to maintain sales levels of new vehicles and retain or gain market share, many OEMs continue to provide extensive pricing incentives and financing alternatives to consumers. These actions have placed pressures on the OEMs profits and, in turn, the OEMs expect certain recovery from their supply base. Accordingly, the Company continued to experience downward price pressure from its customers during the quarter ended March 31, 2004. The Company continues to identify and implement product innovation and cost reduction activities to fund such price reductions to customers. Such activities include, among other things, the implementation of a centralized supply chain function focused on the reduction of global material costs; headcount reduction programs to reduce selling, general and administrative costs; implementation of standard manufacturing methods across business segments to achieve operational efficiencies and decrease production costs; and modified capital expenditure processes to ensure capital funds are directed at the most strategically appropriate investments with the highest rates of return.

Through its centralized supply chain functions, the Company continues to work with its suppliers to reduce global material costs. Accordingly, during the quarter ended March 31, 2004 the impact of increasing steel costs did not have a material impact on the Company’s operating results. However, the impact of increasing material costs or disruptions in supply over the remainder of the year or longer term may adversely impact the Company’s earnings.

Reporting Segment Results – Three Months Ended March 31, 2004 compared to March 31, 2003

The following table provides a reconciliation of changes in sales and gross margin for the three months ended March 31, 2004 compared with the three months ended March 31, 2003 for each of the Company’s reporting segments. “SSP” and “AM” represent Sealing Systems and Systems Protection and Aftermarket, respectively.

	Powertrain	SSP	Friction	AM	Other	Total
	(Millions of Dollars)
Sales
Three-months ended March 31, 2003	$466	$163	$105	$616	$17	$1,367
Foreign currency	49	8	12	31	—	100
Sales volumes	44	10	11	53	6	124
Price reductions	(12)	(4)	(2)	(6)	—	(24)
Smithville business interruption	—	—	—	(14)	—	(14)

Three-months ended March 31, 2004	$547	$177	$126	$680	$23	$1,553

	Powertrain	SSP	Friction	AM	Other	Total
	(Millions of Dollars)
Gross Margin
Three-months ended March 31, 2003	$67	$30	$31	$148	$(3)	$273
Foreign currency	7	2	4	5	(1)	17
Production volumes / mix	15	2	(1)	24	—	40
Price reductions	(12)	(4)	(2)	(6)	—	(24)
Smithville business interruption	—	—	—	(5)	—	(5)
Depreciation and pension expense	(2)	(1)	(4)	—	(3)	(10)

Productivity gains (losses), net of inflation	1	3	2	(2)	2	6

Three-months ended March 31, 2004	$76	$32	$30	$164	$(5)	$297

Powertrain

Sales increased by $81 million, or 17%, to $547 million for the first quarter of 2004 from $466 million in the same period of 2003. The increase in sales was due to favorable foreign currency of $49 million and increased sales volumes of $44 million comprised of North American and European increases of $9 million and $35 million, respectively. Favorable exchange and volumes were partially offset by customer price reductions of $12 million.

Gross margin increased by $9 million to $76 million, or 14% of sales, for the first quarter of 2004 compared to $67 million, or 14% of sales for the first quarter of 2003. Foreign currency, increased production volumes and productivity gains in excess of inflation contributed $7 million, $15 million and $1 million, respectively. These favorable impacts were offset by customer price reductions of $12 million and increases in depreciation and pension expense of $2 million.

Sealing Systems and Systems Protection

Sales increased by $14 million, or 9%, to $177 million for the first quarter of 2004 from $163 million in the same period of 2003. The increase in sales resulted from favorable foreign currency of $7 million and increased sales volumes of $10 million originating in North America. Favorable foreign currency and sales volumes were partially offset by customer price reductions of $4 million.

Gross margin increased by $2 million to $32 million, or 18% of sales, for the first quarter of 2004 compared to $30 million, or 18% of sales for the first quarter of 2003. Gross margin was favorably impacted by $2 million of foreign currency, $2 million of production volumes and $2 million of productivity in excess of inflation. These favorable impacts were partially offset by customer price reductions of $4 million and increased depreciation and pension expense of $1 million.

Friction

Sales increased by $21 million, or 20%, to $126 million for the first quarter of 2004 from $105 million in the same period of 2003. The increase in sales resulted from favorable foreign currency of $12 million and increased sales volumes of $11 million, originating in Europe. These favorable impacts were partially offset by customer price reductions of $2 million.

Gross margin was $30 million, or 24% of sales, for the first quarter of 2004 compared to $31 million, or 30% of sales for the first quarter of 2003. Gross margin was favorably impacted by foreign currency of $4 million and productivity gains in excess of inflation of $2 million. These favorable impacts were offset by adverse product mix of $1 million, price reductions of $2 million and increased depreciation and pension expense of $4 million.

Aftermarket

Sales increased by $64 million, or 10%, to $680 million for the first quarter of 2004 from $616 million in the same period of 2003. The increase in sales resulted from $31 million of favorable foreign currency and increased sales volumes of $53 million, originating in North and Latin America. These favorable impacts were offset by price reductions of $6 million and business interruption of $14 million resulting from a fire at the Company’s Smithville, TN distribution facility.

Gross margin increased by $16 million to $164 million, or 24% of sales, for the first quarter of 2004 from $148 million, or 24% of sales, in the same period of 2003. Favorable foreign currency of $5 million and increased sales volumes of $19 million were partially offset by the impact of customer price reductions of $6 million and inflation in excess of productivity of $2 million.

On March 5, 2004, a fire at the Company’s Smithville, Tennessee aftermarket distribution facility resulted in the loss of substantially all of the facility’s equipment and inventory. The 244,000 square foot facility was the principal distribution center for Moog and TRW chassis aftermarket products in the United States. Operations at the Smithville facility are currently suspended; the Company resumed operations at a temporary facility in Smyrna, Tennessee on March 12, 2004.

In addition to other coverage, the Company’s insurance policies provide for replacement of damaged property, sales value of destroyed inventory, reimbursement for losses due to interruption of business operations, and reimbursement of expenditures incurred to restore operations. The Company expects costs incurred as a result of this fire to be covered by such insurance policies. Accordingly, the results of operations have not and should not be adversely affected by this event.

Other

Other includes Asia Pacific operations and Corporate functions. Sales for the first quarter of 2004 in the Asia Pacific region and other Corporate functions were $23 million, compared to $17 million in the same quarter of 2003. This increase is due to increased sales volumes in the Asia Pacific region. Gross margin was adversely impacted by unfavorable foreign currency and increased pension costs recorded in Corporate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $243 million, or 16% of net sales, for the first quarter of 2004 as compared to $225 million, or 16% of net sales, for the same quarter of 2003. Selling, general and administrative expenses, while remaining constant as a percentage of sales, increased by $18 million primarily due to foreign currency.

Interest Expense, net

Interest expense, net was $26 million in the first quarter of 2004 compared to $30 million for the same quarter of 2003. The decrease is due to reduced interest expense on the DIP credit facility resulting from favorable interest rates and lower average outstanding borrowings.

In connection with the Restructuring Proceedings and in accordance with SOP 90-7, the Company ceased recording interest expense on its outstanding pre-petition Notes, Medium-Term Notes and Senior Notes effective October 1, 2001.

As a condition of the DIP credit facility, the Bankruptcy Court ordered that the noteholders receive, in cash, adequate protection payments equal to one-half of one percent (0.5%) of the outstanding notes. These cash payments, which approximate $2.6 million per quarter, are recorded as interest expense in the statement of operations. All cash adequate protection payments made to the noteholders are provisional in nature and are subject to recharacterization, credit against allowed claims or other relief if the Bankruptcy Court were to conclude that the noteholders were not entitled to such payments.

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

Management expects that future savings resulting from execution of its restructuring programs will generally result in full pay back within 36 to 60 months. Management expects to finance these restructuring programs through cash generated from its ongoing operations or through cash available under its existing DIP facility, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse impact on the Company’s liquidity and financial position.

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the three months ended March 31, 2004:

	Severance	Exit	Total
	(Millions of Dollars)
Balance of reserves at December 31, 2003	$47.7	$10.0	$57.7
Payments against and adjustments to reserves	(14.9)	—	(14.9)

Balance of reserves at March 31, 2004	$32.8	$10.0	$42.8

The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and generally fall into one of the following categories:

1.	Closure of facilities and relocation of production – In connection with the Company’s strategy, certain operations have been closed and related production relocated to low cost geographies or to other locations with available capacity.

2.	Consolidation of administrative functions and standardization of manufacturing processes—The Company has acted to consolidate its administrative functions and change its manufacturing processes to reduce selling, general and administrative costs and improve operating efficiencies through standardization of processes.

Significant restructuring activities for the three months ended March 31, 2004 are described below.

Powertrain - The primary restructuring activities in the Powertain reporting segment include the following:

•	In December 2003, the Company announced the closure and relocation of its Bradford, United Kingdom piston operations to other existing European manufacturing facilities with available capacity or with lower cost labor. At March 31, 2004, the Company had remaining reserves of approximately $13.0 million related to this activity.

•	During 2002, the Company announced the closure of its Bridgwater, United Kingdom piston operation. Production from this operation was relocated to other existing European facilities with available capacity or with lower cost labor. The closure of the Bridgwater facility was completed during 2003. Approximately $0.3 million of severance payments and adjustments were made against this reserve during the three-months ended March 31, 2004. At March 31, 2004, remaining reserves related to this activity approximate $1.0 million.

•	During 2002, the Company initiated administrative function and manufacturing process changes at the Company’s piston manufacturing operations located in Nuremburg, Germany. Approximately $1.0 million of severance payments and adjustments were made against this reserve during the quarter ended March 31, 2004. At March 31, 2004, the Company had remaining reserves of approximately $3.0 million related to this activity.

•	During 2002, the Company announced the relocation and closure of its piston manufacturing operations in Flowery Branch, Georgia, Orangeburg, South Carolina and Sumter, South Carolina to other existing North American manufacturing facilities with available capacity or with lower cost labor. The closures of Orangeburg and Flowery Branch were completed during 2003 and closure of Sumter is expected to be completed during 2004. Approximately $1.0 million of severance payments and adjustments were made against this reserve during the three months ended March 31, 2004. At March 31, 2004, the Company had remaining reserves of approximately $4.0 million related to these activities.

•	During 2002, the Company announced the closure and relocation of its piston ring operations in Sunderland, United Kingdom to other existing European facilities with available capacity. The closure of the Sunderland facility was completed during 2003. Approximately $4.0 million of severance payments and adjustments were made against this reserve during the three months ended March 31, 2004. At March 31, 2004, the Company had remaining reserves of approximately $3.0 million related to this activity.

•	During 2001, the Company’s German engine bearing operations announced restructuring programs to transfer certain low volume production with high labor content to low cost geographies, specifically Poland. Related severance and exit costs approximating $3.0 million were recorded during the first quarter of 2003. Approximately $3.0 million of severance payments and adjustments were made against this reserve during the three months ended March 31, 2004. At March 31, 2004, the Company had remaining reserves of approximately $4.0 million related to these activities.

Aftermarket – The primary restructuring activities in the Aftermarket reporting segment include the following:

•	During 2003, the Company began relocation of its Ignition and Wiper operations between facilities located in Aubange, Belgium and Upton, England. No charges related to this program were recorded in the three months ended March 31, 2004. Related severance and exit costs of approximately $4.0 million were recorded in the three months ended March 31, 2003. Approximately $2.0 million of severance payments and adjustments were made against this reserve during the three months ended March 31, 2004. At March 31, 2004, the Company had remaining reserves of approximately $3.0 million related to this activity.

•	During 2002, the Company announced and began the consolidation of certain distribution operations at its Aftermarket distribution facility located in France into its central European distribution facility in Belgium. Approximately $0.3 million of severance payments and adjustments were made against this reserve during the three months ended March 31, 2004. At March 31, 2004, the Company had remaining reserves of approximately $1.0 million related to this activity.

•	The Company continues the consolidation of its North America administrative and distribution functions. During the three months ended March 31, 2004, satellite distribution warehouses located in Monterrey, Mexico and Guadalajara, Mexico were closed and related activities were transferred to the Company’s Mexico City central distribution facility. Approximately $1.0 million of severance payments and adjustments were made against this reserve during the three months ended March 31, 2004. Remaining activities under this program are expected to be completed during 2004. At March 31, 2004, the Company had remaining reserves of approximately $1.0 million related to this activity.

Significant restructuring activities in the Sealing Systems and Systems Protection and Friction reporting segments were completed as of December 31, 2003. As of March 31, 2004 reserves for all remaining restructuring activities in these reporting segments approximates $2.0 million and such activities are expected to be completed during 2004.

Chapter 11 and Administration Related Reorganization Expenses

During the three months ended March 31, 2004 and 2003, the Company recorded Chapter 11 and Administration related reorganization expenses of $26.0 million and $32.8 million, respectively. These expenses consist of legal, financial and advisory fees, including the costs of the U.K. Administrators, critical employee retention costs and other directly related internal costs. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings.

Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended March 31
	2004	2003
	(Millions of Dollars)
Professional fees directly related to the filing	$23.2	$26.4
Critical employee retention costs	2.0	2.1
Other direct costs	0.8	4.3

Total	$26.0	$32.8

Cash payments for Chapter 11 and Administration related reorganization expenses totaled $24.6 million and $16.2 million for the three months ended March 31, 2004 and 2003, respectively.

Income Tax Expense

For the three months ended March 31, 2004, the Company recorded income tax expense of $19.9 million on a loss from continuing operations before income taxes of $0.5 million. This compares to income tax expense of $18.8 million on a loss from continuing operations before income taxes of $18.3 million in the same period of 2003. Income tax expense for the three month period ended March 31, 2004 resulted primarily from the recognition of income tax expense on earnings in certain foreign jurisdictions and no recognition of income tax benefits on current losses in the U.K. and other countries.

Labor Matters

The Company has entered into collective bargaining agreements with various unions that cover approximately one-half of its wholly owned US manufacturing facilities, and include approximately 43% of its manufacturing workforce. Almost all of the Company’s unionized facilities have separate contracts with differing expiration dates. Six local union agreements are scheduled to expire within one year.

In three of the Company’s facilities, located in Greenville and St. Johns, Michigan and Winchester, Virginia, the Company is pursuing wage and benefit concessions from the United Auto Workers (“UAW”) to reduce operating expenses at those locations. If the Company is unable to reach agreement with the UAW, the Company may consider, among other options, closing those facilities. Simultaneously, the UAW is pursuing the concept of a neutrality agreement with the Company that would obligate the Company to assist the UAW in attempting to organize the Company’s non-union facilities. The Company strongly objects to the notion of a neutrality agreement with the UAW. The UAW has threatened to commence an industrial action in the event the Company and the UAW do not reach a favorable resolution on the collective bargaining issues at the three plants or on the concept of a neutrality agreement. The Company is unable to predict at this time whether it will be able to successfully conclude negotiations with the UAW, and the Company is currently taking certain actions designed to mitigate the effect that such an industrial action could have on its operations.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 14 of the consolidated financial statements, “Litigation and Environmental Matters”.

Liquidity and Capital Resources

Cash Flow

Cash flow provided from operating activities was $119 million for the first quarter of 2004 compared to $27 million in the same period of 2003. The improvement in cash provided from operating activities was due to a decrease in net loss of $14 million during the first quarter of 2004, receipt of advance insurance proceeds of $35 million from the Smithville, Tennessee distribution center fire in March 2004 and the net change in other assets and liabilities of $76 million. The net change in other assets and liabilities is principally due to timing of commercial settlements and payroll-related payments, tax payments and foreign currency. These positive factors were partially offset by an increase in inventory of $36 million (net of involuntary conversion) resulting from seasonal inventory build and increased sales volumes and the net impact of increases in accounts receivable and accounts payable of $5 million.

Cash flow used by investing activities was $62 million in the first three months of 2004. Capital expenditures of $73 million were partially offset by proceeds from the sale of property plant and equipment of $11 million. Cash flow used by financing activities was $14 million for the first three months of 2004 resulting from a net paydown of the Company’s debtor-in-possession (“DIP”) credit facility of $10 million, combined with repayments of certain short-term and international debt.

Reorganization Financing

In connection with the Restructuring Proceedings, the Company entered into a $675 million DIP credit facility to supplement liquidity and fund operations during the restructuring proceedings. In August 2003, the DIP credit facility was amended to reduce the commitment to $600 million, change the expiration date to February 2005, and reduce the interest rate to either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $600 million commitment is mandatorily reduced by a portion of proceeds received from future asset or business divestitures. As of March 31, 2004 the outstanding balance of $310.0 million related to the DIP credit facility has been reclassified to short-term debt. The Company intends to renegotiate the DIP credit facility prior to its expiration, if necessary.

The Company’s available borrowings under the DIP credit facility are determined by the underlying collateral at any point in time, consisting of its domestic inventories, domestic accounts receivable, and domestic property, plant, and equipment. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. At March 31, 2004, the Company had $310.0 million of borrowings outstanding and has issued $17.9 million in letters of credit under this facility. Based upon the collateral securing the DIP credit facility, the Company had $266.8 million available for borrowings at March 31, 2004.

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

At March 31, 2004 the Company was in compliance with all debt covenants under its existing DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the expiration of the facility. Changes in the business environment, market factors, macroeconomic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

Restricted Cash

Under the U.K. Restructuring Proceedings, cash in the United Kingdom is available only for use by the debtor entities within the United Kingdom and is not available for use outside of such entities. At March 31, 2004 and December 31, 2003, such cash balances were $271 million and $261 million, respectively.

Other Liquidity and Capital Resource Items

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $133.4 million and $131.2 million as of March 31, 2004 and December 31, 2003, respectively.

The Company’s joint ventures are businesses established and maintained in connection with it’s operating strategy and are not special purpose entities. In general, the Company does not extend guarantees, loans or other instruments of a variable nature that may result in incremental risk to the Company’s liquidity position. Furthermore, the Company does not rely on dividend payments or other cash flows from its non-consolidated affiliates to fund its operations and, accordingly, does not believe that they have a material effect on the Company’s liquidity.

Pursuant to its Turkish joint venture arrangement, the Company’s joint venture partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of its investment partner. The total amount of the contingent guarantee as of March 31, 2004 approximates $50 million. This put option, if exercised at the current fair value, could have a material effect on the Company’s liquidity position.

In accordance with Statement of Financial Accounting Standards No. 150, the Company has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such contingencies on the future liquidity position of the Company.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

Additionally, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. The DIP credit facility expires in February 2005, and the interest rate is either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greatest of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. Accordingly, the Company’s variable interest expense is sensitive to changes in the general level of global market interest rates as related to the DIP facility.

As a condition of the DIP credit facility, the Bankruptcy Court ordered that the noteholders receive, in cash, adequate protection payments equal to one-half of one percent (0.5%) of the outstanding notes. These cash payments, which approximate $2.6 million per quarter, are recorded as interest expense in the statement of operations. All cash adequate protection payments made to the noteholders are provisional in nature and are subject to recharacterization, credit against allowed claims or other relief if the Bankruptcy Court were to conclude that the noteholders were not entitled to such payments.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials used in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts used to mitigate commodity price risk associated with raw materials, for up to eighteen months in the future, are designated as cash flow hedging instruments. These instruments are intended to offset the effect of changes in raw materials prices on forecasted purchases.

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004, subject to the limitations previously described.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(a)	Contingencies.

Note 14 to the Consolidated Financial Statements, “Litigation and Environmental Matters”, that is included in Part I of this report, is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Virtually all of the Company’s pre-petition debt is in default due to the Restructuring Proceedings. See Note 2 “Voluntary Reorganization Under Chapter 11 and Administration” to the Company’s consolidated financial statements.

The Company-Obligated Mandatorily Redeemable Preferred Securities are in default due to the Restructuring Proceedings. See Note 2 “Voluntary Reorganization Under Chapter 11 and Administration” to the Company’s consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K:

(1)	On March 5, 2004, the Company filed a Current Report on Form 8-K to report the filing of an amended consensual Plan of Reorganization and Disclosure Statement with the U.S. Bankruptcy Court in Delaware.

(2)	On February 18, 2004, the Company filed a Current Report on Form 8-K to report the issuance of a press release announcing its financial results for the fourth quarter and the full year ended December 31, 2003.

(3)	On January 13, 2004, the Company filed a Current Report on Form 8-K to report the issuance of a press release announcing the appointment of Robert S. Miller, Jr. as non-executive Chairman of the Board of Directors.

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

Dated: May 3, 2004