Form 10-Q
period 2004-06-30
FEDERAL MOGUL CORP
filed 2004-07-30
CIK 34879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

As of July 27, 2004, there were 87,141,007 outstanding shares of the registrant’s $5.00 stated value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2004

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

Chapter 11 and Administration

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$1,576.5	$1,428.3	$3,129.5	$2,795.5
Cost of products sold	1,257.8	1,133.9	2,514.1	2,228.5

Gross margin	318.7	294.4	615.4	567.0

Selling, general and administrative expenses	235.0	228.4	478.0	453.1
Adjustment of assets held for sale and other long-lived assets to fair value	20.0	2.0	23.1	3.6
Interest expense, net	24.3	21.8	49.9	51.3
Chapter 11 and Administration related reorganization expenses	34.4	26.9	60.4	59.7
Equity earnings of unconsolidated affiliates	(10.7)	(8.6)	(20.2)	(14.4)
Other expense, net	5.0	4.9	14.0	13.0

Earnings from continuing operations before income tax expense	10.7	19.0	10.2	0.7
Income tax expense	19.7	19.7	39.6	38.5

Loss from continuing operations	(9.0)	(0.7)	(29.4)	(37.8)
Loss from discontinued operations, net of income tax	—	(4.4)	—	(1.5)

Net loss	$(9.0)	$(5.1)	$(29.4)	$(39.3)

Basic and diluted loss per common share:
Loss from continuing operations	(0.10)	(0.01)	(0.34)	(0.43)
Loss from discontinued operations, net of income tax	—	(0.05)	—	(0.02)

Net loss per common share	$(0.10)	$(0.06)	$(0.34)	$(0.45)

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	(Unaudited) June 30 2004	December 31 2003
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$590.9	$472.4
Accounts receivable, net	1,060.6	976.5
Inventories, net	875.8	834.4
Prepaid expenses and other current assets	221.6	257.5

Total current assets	2,748.9	2,540.8

Property, plant and equipment, net	2,308.5	2,404.8
Goodwill and indefinite-lived intangible assets	1,516.6	1,517.1
Definite-lived intangible assets, net	341.4	348.0
Asbestos-related insurance recoverable	821.6	806.1
Prepaid pension costs	274.9	309.2
Other noncurrent assets	195.2	190.7

	$8,207.1	$8,116.7

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$289.5	$14.8
Accounts payable	417.5	332.3
Accrued liabilities	513.6	486.6
Other current liabilities	198.7	185.1

Total current liabilities	1,419.3	1,018.8

Liabilities subject to compromise	6,097.5	6,087.8

Long-term debt	10.7	331.2
Postemployment benefits	1,734.7	1,716.6
Deferred income taxes	81.7	70.4
Other accrued liabilities	225.0	214.4
Minority interest in consolidated subsidiaries	57.2	54.4

Shareholders’ deficit:
Series C ESOP preferred stock	28.0	28.0
Common stock	435.6	435.6
Additional paid-in capital	2,061.0	2,060.5
Accumulated deficit	(2,962.8)	(2,933.4)
Accumulated other comprehensive loss	(980.8)	(967.6)

Total shareholders’ deficit	(1,419.0)	(1,376.9)

	$8,207.1	$8,116.7

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2004	2003
	(Millions of Dollars)
Cash provided from (used by) operating activities
Net loss	$(29.4)	$(39.3)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization	166.7	149.6
Adjustment of assets held for sale and other long-lived assets to fair value	23.1	3.6
Change in postemployment benefits, including pensions	45.8	57.6
Deferred taxes	11.9	14.8
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(91.7)	4.7
(Increase) decrease in inventories, net of involuntary conversion	(91.3)	18.0
Increase in accounts payable	88.2	14.2
Changes in other assets and liabilities, net of involuntary conversion	102.5	(28.8)
Insurance proceeds from involuntary conversion	55.0	—

Net cash provided from operating activities	280.8	194.4

Cash provided from (used by) investing activities
Expenditures for property, plant and equipment	(132.1)	(140.7)
Proceeds from the sale of property, plant and equipment	13.0	6.5
Net proceeds from sale of businesses	—	21.5

Net cash used by investing activities	(119.1)	(112.7)

Cash provided from (used by) financing activities
Proceeds from borrowings on DIP credit facility	—	75.0
Principal payments on DIP credit facility	(41.7)	(100.2)
Decrease in short-term debt	(3.5)	(19.3)
Decrease in other long-term debt	(1.7)	(3.4)

Net cash used by financing activities	(46.9)	(47.9)

Effect of foreign currency exchange rate fluctuations on cash and equivalents	3.7	22.5

Increase in cash and equivalents	118.5	56.3

Cash and equivalents at beginning of period	472.4	395.1

Cash and equivalents at end of period	$590.9	$451.4

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

1. Basis of Presentation

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary to present a fair statement of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2003, as filed with the Securities and Exchange Commission.

Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Certain items in the 2003 consolidated financial statements have been reclassified to conform to the presentation used in the current period.

Financial Statement Presentation: On October 1, 2001 (the “Petition Date”), the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring or the U.K. Restructuring are herein referred to as the “Debtors.” The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings.” The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. While operating as debtors-in-possession (“DIP”) under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrators or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization, scheme of arrangement, or company voluntary arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all domestic and international subsidiaries that are more than 50% owned. Investments in affiliates of 50% or less, but greater than 20% are accounted for using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method. Equity method investments aggregated $139.7 million and $131.2 million at June 30, 2004 and December 31, 2003, respectively, and are included in the consolidated balance sheets as “other noncurrent assets.” These equity investees had approximately $157.3 million of net sales and approximately $26.9 million in net income for the six months ended June 30, 2004. As of June 30, 2004, the equity investees had approximately $250.0 million in total net assets. Intercompany accounts and transactions have been eliminated in the Company’s consolidated financial statements.

Other than entities for which the Company holds a majority ownership interest, the Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities. In general, the Company does not extend guarantees, loans or other instruments of a variable nature that may result in incremental risk to the Company’s liquidity position. Furthermore, the Company does not rely on dividend payments or other cash flows from its non-consolidated affiliates to fund its operations and, accordingly, does not believe that they have a material effect on the Company’s liquidity.

Pursuant to its Turkish joint venture arrangement, the Company’s joint venture partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of its investment partner. The total amount of the contingent guarantee as of June 30, 2004, were all triggering events to occur, approximates $50 million. Management believes that this contingent guarantee is substantially less than the current fair value of the guarantees’ interest in the affiliate. This put option, if exercised at the current fair value, could have a material effect on the Company’s liquidity position.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 150, the Company has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such contingencies on the future liquidity of the Company.

Discontinued Operations: During 2003, the Company completed divestitures of its U.S. camshaft operations, the majority of its original equipment lighting operations, and its operations located in Hampton, Virginia and Solon, Ohio. The aggregate net earnings of these divestitures are reported as discontinued operations in the Company’s consolidated statements of operations for the three and six month periods ended June 30, 2003. Additional financial information related to the Company’s discontinued operations is presented in Note 6 to the Company’s consolidated financial statements, “Discontinued Operations.”

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

Consequences of the Restructuring Proceedings

The U.S. Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. All vendors are being paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court, as applicable. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or schemes of arrangement or company voluntary arrangements under the Act.

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

On June 4, 2004, the Third Amended Joint Plan of Reorganization (the “Plan”) for the Company and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court. The Plan was jointly proposed by the Company, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”). Also on June 4, 2004, a Disclosure Statement to be used in soliciting votes to accept or reject the Plan (the “Disclosure Statement”) was approved by the Bankruptcy Court and a hearing to determine whether the Bankruptcy Court should approve the Plan was set for December 9, 2004.

On July 12, 2004, solicitation packages containing the Plan and Disclosure Statement, various supporting documents and a ballot, if appropriate, were mailed to known creditors of the Company and holders of common and preferred stock interests in the Company. Unless extended by the Plan Proponents or the Bankruptcy Court, all votes to accept or reject the Plan must be returned by the close of business on November 3, 2004.

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although certain issues remain to be resolved, the Plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, and 50.1% of newly authorized and issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trusts, and 49.9% of the newly authorized and issued common stock will be distributed pro rata to the noteholders. If the classes of holders of common and preferred stock of Federal-Mogul vote in favor of the Plan, the holders of currently outstanding common and preferred stock of Federal-Mogul will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price.

Unsecured creditors, including trade creditors, of the U.S. Debtors are projected to receive cash distributions under the Plan equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate of all allowed unsecured claims against the U.S. Debtors does not exceed $258.0 million. Any excess above this amount could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive. Unsecured creditors, including trade creditors, of the U.K. Debtors will receive distributions that vary according to terms specified within the Plan and Disclosure Statement.

There are two possible types of U.K. schemes of arrangements. The first is under Section 425 of the Companies Act of 1985, which may involve a scheme for the reconstruction of the Company. If a majority in number representing three-fourths in value of the creditors or members or any class of them agree to the compromise or arrangement, it is binding if sanctioned by the High Court. Section 425 may be invoked where there is an Administration order in force in relation to the Company. The other possible type of scheme arises under Section 1 of the Insolvency Act of 1986 in relation to Company Voluntary Arrangements (“CVAs”). If a majority in value representing more than three-fourths of the creditors agrees to the compromise or arrangement set out in the CVA proposal, it will be approved.

The Plan Proponents have prepared forms of Schemes of Arrangement and CVAs to be submitted for the U.K. Debtors in the U.K. Restructuring proceedings. These forms of Schemes of Arrangement and CVAs parallel the provisions of the Plan to the fullest extent possible under English and Scottish insolvency law. Under English and Scottish law, the Administrators are the only persons with authority to recommend and submit Schemes of Arrangement and/or CVAs. The Administrators have not yet agreed to recommend the Schemes of Arrangement and CVAs that parallel the Plan. The Plan Proponents are working toward an agreement with the Administrators to recommend parallel Schemes of Arrangement and CVAs. Alternatively, if such an agreement cannot be achieved, the Plan Proponents will work toward an agreement with the Administrators to retain the businesses of those U.K. Debtors that are valuable to Federal-Mogul and its customers and to jointly market those U.K. Debtors that are not valuable to Federal-Mogul and its customers. This process is consistent with the Company’s strategy to focus on core business segments, and to consider for divestiture or other exit activities those non-core operations determined by management not to have a sustainable competitive advantage.

If neither agreement can be achieved, then one or more of the following may occur with respect to each U.K. Debtor: (a) meetings of creditors shall be convened to resolve, pursuant to the proxies that will be distributed to creditors along with the Disclosure Statement, to direct the Administrators to either (i) propose Schemes of Arrangement and CVAs substantially similar to the forms attached to the Disclosure Statement, or (ii) seek the discharge of the U.K. Administration orders so that the Schemes of Arrangement and/or CVAs can thereafter be proposed by the U.K. Debtors as appropriate; (b) the U.K. Debtors and the Plan Proponents may ask the High Court to approve the Plan with respect to the U.K. Debtors as a matter of comity; or (c) Federal-Mogul may bid for those businesses of the U.K. Debtors that are valuable to Federal-Mogul and its customers and any actual or deemed transfer of assets to Federal-Mogul in connection therewith shall be entitled to the benefits of the injunction pursuant to Section 524(g) of the Bankruptcy Code. If Federal-Mogul is not the successful bidder, the injunction pursuant to Section 524(g) of the Bankruptcy Code shall not apply to the transfer of any assets to any entity other than Federal-Mogul or its designee. The Company believes that, in the event the assets of the U.K. debtors are marketed for public sale, Federal-Mogul ultimately will be the successful bidder for those assets that are valuable to Federal-Mogul and its customers. Any remaining assets would be liquidated. The Company believes that such a non-consensual process with the Administrators is not in the best interest of the creditors of the U.K. Debtors, including pension creditors, and employees of the U.K. Debtors, and that the failure to arrive at a consensual plan could be damaging to the interests of such parties.

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, the Company entered into a $675 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. In August 2003, the DIP credit facility was amended to reduce the commitment to $600 million, change the expiration date to February 2005, and reduce the interest rate to either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greater of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $600 million commitment is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

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

The Bankruptcy Court further ordered additional adequate protection to the noteholders in the form of either cash payment of one-half of one percent (0.5%) per year of the outstanding notes or the granting of an administrative expense claim pursuant to Section 507(b) of the Bankruptcy Code in the amount of one percent (1.0%) per year of the outstanding notes. The Company has elected to grant an administrative expense claim in favor of the noteholders for this additional adequate protection. All adequate protection administrative expense claims inured in favor of the noteholders are provisional in nature and subject to challenge by all parties-in-interest to the Restructuring Proceedings. Accordingly, the ultimate amount and related payment terms, if any, for these administrative expense claims will be established in connection with the Restructuring Proceedings. Accordingly, such administrative expense claims, approximating $57 million as of June 30, 2004, have not been accrued in the accompanying financial statements.

Financial Statement Classification

As reflected in the consolidated financial statements, “Liabilities subject to compromise” refers to Debtors’ liabilities incurred prior to the commencement (“pre-petition”) of the Restructuring Proceedings.

Virtually all of the Company’s pre-petition debt is in default. At June 30, 2004, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise.” This includes debt outstanding of $1,932.1 million under the pre-petition Senior Credit Agreements and $2,118.2 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $29.2 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

As a result of the Restructuring Proceedings, the Company is in default to its affiliate holder of its convertible junior subordinated debentures and is no longer accruing interest expense or making interest payments on the debentures. As a result, the affiliate no longer has the funds available to pay distributions on the Company-Obligated Mandatorily Redeemable Preferred Securities and stopped accruing and paying such distributions on October 1, 2001. The affiliate is in default on the Company-Obligated Mandatorily Redeemable Preferred Securities. The Company is a guarantor on the outstanding debentures and, as a result of the default, the Company has become a debtor to the holders of the debentures directly. This liability is a pre-petition liability. As a result, the Company has classified these securities as “Liabilities subject to compromise” in the accompanying balance sheets.

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

Liabilities subject to compromise are comprised of the following:

	June 30 2004	December 31 2003
	(Millions of Dollars)
Debt	$4,021.1	$4,020.7
Asbestos liabilities	1,574.2	1,568.4
Company-obligated mandatorily redeemable securities	210.6	211.0
Accounts payable	202.2	201.8
Interest payable	43.9	43.9
Environmental liabilities	23.9	23.8
Other accrued liabilities	21.6	18.2

	6,097.5	6,087.8
Intercompany payables to affiliates	3,238.9	3,204.9

	$9,336.4	$9,292.7

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims, ordered adequate protection payments to the Company’s noteholders, and certain other pre-petition claims.

Chapter 11 and Administration related reorganization expenses in the accompanying statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Millions of Dollars)
Professional fees directly related to the filing	$30.7	$22.5	$53.9	$48.9
Critical employee retention costs	2.0	2.0	4.0	4.1
Other directly related costs	1.7	2.4	2.5	6.7

Total	$34.4	$26.9	$60.4	$59.7

Cash payments for Chapter 11 and Administration related reorganization expenses totaled $44 million and $38 million for the six months ended June 30, 2004 and 2003, respectively.

Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. On October 4, 2002, the Debtors issued approximately 100,000 proof of claim forms to its current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims in the Chapter 11 Cases. A March 3, 2003 bar date was set for the filing of proofs of claim against the U.S. Debtors. Because the Debtors have not completed evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to the Company’s financial statements.

Approximately 10,600 proofs of claim totaling approximately $158.5 billion alleging a right to payment from a Debtor were filed in connection with the March 3, 2003 bar date as follows:

•	Approximately 2,200 claims, totaling approximately $142.1 billion, which the Company believes should be disallowed by the Bankruptcy Court primarily because these claims appear to be duplicative or unsubstantiated claims.

•	Approximately 400 claims, totaling approximately $8.1 billion, associated with asbestos-related contribution, indemnity, or reimbursement claims. Based upon its preliminary review, the Company believes that a large number of these claims should be disallowed as contingent contribution or reimbursement claims.

•	Approximately 100 claims, totaling approximately $7.1 billion, represent bank and note-holder debt claims. The Company has previously recorded approximately $4.3 billion for these claims, which is included in the financial statement caption “Liabilities subject to compromise”. The Company believes amounts in excess of its books and records are duplicative and will ultimately be resolved in the consensual plan of reorganization.

•	Approximately 3,800 claims, totaling approximately $200 million, alleging asbestos-related property damage. Based on its review, the Company believes most of these claims are duplicative or unsubstantiated.

•	Approximately 2,000 claims, totaling approximately $40 million, which have been reviewed and are deemed allowed by the Company. The liability for such claims is included within the financial statement caption “Liabilities subject to compromise.”

The Company has not completed its evaluation of the approximate remaining 2,100 claims, totaling approximately $1.0 billion, alleging rights to payment for financing, environmental, trade accounts payable and other matters. The Company continues to investigate these unresolved proofs of claim, and intends to file objections to the claims that are inconsistent with its books and records. As of June 30, 2004, the Debtors have filed objections to more than 5,600 proofs of claim, and have obtained stipulations or orders involving almost 1,100 claims, which either (i) reduce the filed claims to an amount that is consistent with the Debtors books or records, or (ii) completely disallow the claims.

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

Restricted Cash

Under the U.K. Restructuring Proceedings, cash in the United Kingdom is available only for use by the debtor entities within the United Kingdom and is not available for use outside of such entities. At June 30, 2004 and December 31, 2003, such cash balances were approximately $283 million and $261 million, respectively.

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

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Millions of Dollars)
Net sales	$930.0	$884.7	$1,837.0	$1,751.2
Cost of products sold	762.0	728.3	1,513.6	1,437.9

Gross margin	168.0	156.4	323.4	313.3

Selling, general and administrative expenses	155.8	153.6	318.5	308.0
Interest expense, net	22.2	21.7	46.7	50.7
Chapter 11 and Administration related reorganization expenses	34.4	26.9	60.4	59.7
Intercompany interest income from non-Debtors	(88.1)	(84.8)	(179.6)	(159.8)
Other income, net	(3.9)	(20.9)	(13.8)	(19.9)

Earnings from continuing operations before income taxes and equity loss of non-Debtor subsidiaries	47.6	59.9	91.2	74.6
Income tax expense (benefit)	(4.1)	11.5	(0.5)	11.7

Earnings from continuing operations before equity loss of non-Debtor subsidiaries	51.7	48.4	91.7	62.9
Equity loss from continuing operations of non-Debtor subsidiaries	(60.7)	(52.4)	(121.1)	(103.0)

Loss from continuing operations	(9.0)	(4.0)	(29.4)	(40.1)
Earnings (loss) from discontinued operations, net of income taxes, Debtors	—	(1.1)	—	0.8

Net loss	$(9.0)	$(5.1)	$(29.4)	$(39.3)

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Balance Sheets

	(Unaudited) June 30 2004	December 31 2003
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$312.2	$281.5
Accounts receivable, net	603.8	558.4
Accounts receivable, non-Debtors	370.4	457.7
Inventories, net	466.4	443.9
Prepaid expenses and other current assets	104.1	116.2

Total current assets	1,856.9	1,857.7

Property, plant and equipment, net	1,089.6	1,127.7
Goodwill and indefinite-lived intangible assets	1,343.8	1,341.1
Definite-lived intangible assets, net	289.9	293.5
Asbestos-related insurance recoverable	821.6	806.1
Loans receivable and investments in non-Debtors	4,753.7	4,619.1
Other noncurrent assets	403.5	439.5

	$10,559.0	$10,484.7

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$278.5	$—
Accounts payable and accrued compensation	276.1	237.0
Accounts payable, non-Debtors	191.5	174.9
Other accrued liabilities	291.0	254.3

Total current liabilities	1,037.1	666.2

Long-term debt	—	320.0
Postemployment benefits	1,480.4	1,458.8
Other accrued liabilities	124.1	123.9

Liabilities subject to compromise	9,336.4	9,292.7

Shareholders’ deficit	(1,419.0)	(1,376.9)

	$10,559.0	$10,484.7

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2004	2003
	(Millions of Dollars)
Net cash provided from operating activities	$120.2	$134.5

Cash provided from (used by) investing activities
Expenditures for property, plant and equipment	(68.2)	(71.6)
Proceeds from the sale of property, plant and equipment	13.0	—
Net proceeds from sale of businesses	—	13.1

Net cash used by investing activities	(55.2)	(58.5)

Cash provided from (used by) financing activities
Borrowings on DIP credit facility	—	75.0
Principal payments on DIP credit facility	(41.7)	(100.2)

Net cash used by financing activities	(41.7)	(25.2)

Effect of foreign currency exchange rate fluctuations on cash and equivalents	7.4	6.1

Increase in cash and equivalents	30.7	56.9

Cash and equivalents at beginning of period	281.5	189.6

Cash and equivalents at end of period	$312.2	$246.5

3. Adjustment of Assets Held for Sale and Other Long-Lived Assets to Fair Value

During the six month periods ended June 30, 2004 and 2003, the Company recorded charges of $23.1 million and $3.6 million, respectively, to adjust property, plant and equipment to their estimated fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The charges by reporting segment are as follows:

	Six Months Ended June 30
	2004	2003
	(Millions of Dollars)
Powertrain	$20.2	$2.5
Sealing Systems and Systems Protection	—	0.3
Friction	—	0.6
Aftermarket	2.7	0.2
Corporate	0.2	—

	$23.1	$3.6

The charges represent the difference between the estimated fair values and the carrying values of the subject assets. The estimated fair values were determined based upon estimated discounted future cash flows and estimates of salvage value associated with the subject assets.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the six months ended June 30, 2004:

	Severance	Exit	Total
	(Millions of Dollars)
Balance of reserves at December 31, 2003	$47.7	$10.0	$57.7
Payments against and adjustments to reserves	(14.9)	—	(14.9)

Balance of reserves at March 31, 2004	32.8	10.0	42.8
Payments against and adjustments to reserves	(6.5)	—	(6.5)

Balance of reserves at June 30, 2004	$26.3	$10.0	$36.3

The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and generally fall into one of the following categories:

1.	Closure of facilities and relocation of production – In connection with the Company’s strategy, certain operations have been closed and related production relocated to low cost geographies or to other locations with available capacity.

2.	Consolidation of administrative functions and standardization of manufacturing processes – The Company has acted to consolidate its administrative functions and change its manufacturing processes to reduce selling, general and administrative costs and improve operating efficiencies through standardization of processes.

Significant restructuring activities for the six months ended June 30, 2004 are described below.

Powertrain – The primary restructuring activities in the Powertain reporting segment include the following:

•	During December 2003, the Company announced the closure and relocation of its Bradford, United Kingdom piston operations to other existing European manufacturing facilities with available capacity or with lower cost labor. Approximately $3.0 million of severance payments and adjustments were made against this reserve during the quarter ended June 30, 2004. The Company anticipates completing the closure of this facility by the end of 2004. At June 30, 2004, the Company had remaining reserves of approximately $10.0 million related to this activity.

•	During 2002, the Company initiated administrative function and manufacturing process changes at the Company’s piston manufacturing operations located in Nuremburg, Germany. Approximately $1.0 million of severance payments and adjustments were made against this reserve during the quarter ended June 30, 2004. At June 30, 2004, the Company had remaining reserves of approximately $3.0 million related to this activity.

•	During 2002, the Company announced the relocation and closure of its piston manufacturing operations in Flowery Branch, Georgia, Orangeburg, South Carolina and Sumter, South Carolina to other existing North American manufacturing facilities with available capacity or with lower cost labor. The closures of Orangeburg and Flowery Branch were completed during 2003 and closure of Sumter is expected to be completed during 2004. Approximately $1.0 million of severance payments and adjustments were made against this reserve during the six months ended June 30, 2004. At June 30, 2004, the Company had remaining reserves of approximately $4.0 million related to these activities.

•	During 2002, the Company announced the closure and relocation of its piston ring operations in Sunderland, United Kingdom to other existing European facilities with available capacity. The closure of the Sunderland facility was completed during 2003. Approximately $4.0 million of severance payments and adjustments were made against this reserve during the six months ended June 30, 2004. At June 30, 2004, the Company had remaining reserves of approximately $1.0 million related to this activity.

•	During 2001, the Company’s German engine bearing operations announced restructuring programs to transfer certain low volume production with high labor content to low cost geographies, specifically Poland. Related severance and exit costs approximating $3.0 million were recorded during the first quarter of 2003. Approximately $3.0 million of severance payments and adjustments were made against this reserve during the six months ended June 30, 2004. At June 30, 2004, the Company had remaining reserves of approximately $4.0 million related to these activities.

Aftermarket – The primary restructuring activities in the Aftermarket reporting segment include the following:

•	During 2003, the Company began relocation of its Ignition and Wiper operations between facilities located in Aubange, Belgium and Upton, England. Related severance and exit costs of approximately $5.0 million were recorded in the six months ended June 30, 2003. Approximately $2.0 million of severance payments and adjustments were made against this reserve during the six months ended June 30, 2004. At June 30, 2004, the Company had remaining reserves of approximately $2.0 million related to this activity.

•	During 2002, the Company announced and began the consolidation of certain distribution operations at its Aftermarket distribution facility located in France into its central European distribution facility in Belgium. Approximately $0.3 million of severance payments and adjustments were made against this reserve during the six months ended June 30, 2004. At June 30, 2004, the Company had remaining reserves of approximately $1.0 million related to this activity.

•	The Company continues the consolidation of its North America administrative and distribution functions. During the six months ended June 30, 2004, satellite distribution warehouses located in Monterrey, Mexico and Guadalajara, Mexico were closed and related activities were transferred to the Company’s Mexico City central distribution facility. Approximately $1.0 million of severance payments and adjustments were made against this reserve during the six months ended June 30, 2004. At June 30, 2004, the Company had remaining reserves of approximately $1.0 million related to this activity.

Significant restructuring activities in the Sealing Systems and Systems Protection and Friction reporting segments were completed as of December 31, 2003. As of June 30, 2004 reserves for all remaining restructuring activities in these reporting segments approximates $3.0 million and such activities are expected to be completed during 2004.

5. Other Expense, Net

The specific components of “Other expense, net” are provided in the following table:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Millions of Dollars)
Amortization of intangible assets	$3.9	$4.3	$8.4	$8.4
Restructuring charges	—	9.9	—	20.2
Minority interest earnings in consolidated subsidiaries	1.0	0.9	2.5	0.2
Loss (gain) on sale of assets	1.1	1.1	0.4	(5.4)
Foreign currency transaction loss (gain)	2.9	(1.4)	8.2	(2.0)
Miscellaneous	(3.9)	(9.9)	(5.5)	(8.4)

	$5.0	$4.9	$14.0	$13.0

6. Discontinued Operations

Summarized financial information related to the Company’s discontinued operations for the three and six month periods ended June 30, 2003 is as follows:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(Millions of Dollars)
Net sales	$16.4	$59.0
Cost of products sold	13.0	50.4

Gross margin	3.4	8.6

Selling, general and administrative expenses	0.6	1.9
Net loss on divestitures	6.2	6.5
Other expense, net	0.5	1.1

Loss before income taxes	(3.9)	(0.9)
Income tax expense	0.5	0.6

Loss from discontinued operations	$(4.4)	$(1.5)

7. Inventories

Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 47% and 46% of inventories at June 30, 2004 and December 31, 2003, respectively. The remaining inventories are recorded using the first-in, first-out (FIFO) method. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories is provided in the table below:

	June 30 2004	December 31 2003
	(Millions of Dollars)
Raw materials	$179.2	$167.7
Work-in-process	153.5	136.6
Finished products	615.9	597.9

	948.6	902.2
Valuation reserves	(72.8)	(67.8)

	$875.8	$834.4

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30 2004	December 31 2003
	(Millions of Dollars)
Accrued compensation	$253.0	$220.3
Accrued customer rebates	65.7	59.7
Restructuring reserves	36.3	57.7
Non-income taxes payable	44.2	40.0
Accrued income taxes	29.7	31.4
Accrued Chapter 11 and Administration expenses	35.3	34.0
Accrued product returns	21.6	21.0
Accrued professional services	15.3	11.1
Accrued warranty	12.5	11.4

	$513.6	$486.6

9. Debt

Long-term debt consisted of the following:

	June 30 2004	December 31 2003
	(Millions of Dollars)
DIP credit facility	$278.3	$320.0
Other	21.9	26.0

	300.2	346.0
Less: current maturities included in short-term debt	289.5	14.8

	$10.7	$331.2

The Company has a $600 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. The DIP credit facility has a current expiration date in February 2005. Accordingly, outstanding borrowings under the DIP credit facility as of June 30, 2004 are classified as short-term in the accompanying balance sheet. The Company intends to renegotiate its DIP credit facility prior to its expiration, if necessary.

The Company’s available borrowings under the DIP credit facility are determined by the underlying collateral at any point in time, consisting of its domestic inventories, domestic accounts receivable, and domestic property, plant, and equipment. The DIP credit facility lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. The borrowing base available to the Company is calculated weekly based upon the value of this underlying collateral. The total commitment, amounts outstanding on the DIP credit facility, and the available borrowing base are as follows:

	June 30 2004	December 31 2003
	(Millions of Dollars)
Contractual commitment	$600.0	$600.0
Mandatory commitment reductions – divestitures	24.3	—

Current commitment	$575.7	$600.0

Outstanding:
Current borrowings	$278.3	$320.0
Letters of credit	20.4	17.9

Total outstanding	298.7	337.9
Available to borrow	277.0	236.6

Total borrowing base	$575.7	$574.5

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

10. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items currently recorded in equity would be included in comprehensive income (loss). A summary of the Company’s comprehensive income (loss) is shown in the table below:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Millions of Dollars)
Net loss	$(9.0)	$(5.1)	$(29.4)	$(39.3)
Foreign currency translation adjustments	(8.1)	145.8	(13.2)	158.0

Total comprehensive income (loss)	$(17.1)	$140.7	$(42.6)	$118.7

11. Income Taxes

For the six months ended June 30, 2004, the Company recorded income tax expense of $39.6 million on earnings from continuing operations before income taxes of $10.2 million. This compares to income tax expense of $38.5 million on earnings from continuing operations before income taxes of $0.7 million in the same period of 2003. Income tax expense for the six month period ended June 30, 2004 varied from the U.S. statutory rate due primarily to the non-recognition of income tax benefits and non-deductible items in certain foreign jurisdictions, the non-recognition of income tax expense on U.S. operating earnings and the carryback of prior year U.S. losses that resulted in a tax benefit of approximately $8 million.

12. Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Millions of Dollars, Except Share and Per Share Amounts)
Numerator:
Loss from continuing operations	$(9.0)	$(0.7)	$(29.4)	$(37.8)
Loss from discontinued operations	—	(4.4)	—	(1.5)

Numerator for basic and diluted loss per common share	$(9.0)	$(5.1)	$(29.4)	$(39.3)

Denominator:
Weighted average shares outstanding, basic and diluted (in millions)	87.1	87.1	87.1	87.1

Basic and diluted loss per common share	$(0.10)	$(0.06)	$(0.34)	$(0.45)

As a result of the Restructuring Proceedings, the Company stopped accruing and paying dividends on its Series C Preferred Stock.

13. Incentive Stock Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its employee stock awards. Accordingly, no compensation cost has been recognized for its stock option grants, as the exercise price of the Company’s employee stock options equals the underlying stock price on the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 “Accounting for Stock Based Compensation”, the Company’s net loss and loss per share amounts would not have changed in either of the three month periods ended June 30, 2004 and 2003, or in either of the six month periods ended June 30, 2004 and 2003.

14. Pensions and Other Postretirement Benefits

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

Components of net periodic benefit cost for the three month periods ended June 30 are as follows:

	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2004	2003	2004	2003	2004	2003
	(Millions of Dollars)
Service cost	$6.9	$6.3	$0.7	$0.6	$4.8	$4.1
Interest cost	14.5	14.7	8.4	8.5	34.1	31.3
Expected return on plan assets	(13.7)	(12.1)	—	—	(32.1)	(29.9)
Unrecognized loss	6.3	8.0	1.5	0.8	14.3	12.0
Unrecognized prior service cost	2.1	2.1	(0.2)	(0.2)	—	—

Net periodic benefit cost	$16.1	$19.0	$10.4	$9.7	$21.1	$17.5

Components of net periodic benefit cost for the six month periods ended June 30 are as follows:

	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2004	2003	2004	2003	2004	2003
	(Millions of Dollars)
Service cost	$13.8	$12.6	$1.5	$1.2	$9.6	$8.2
Interest cost	29.0	29.4	16.7	16.9	68.2	62.6
Expected return on plan assets	(27.3)	(24.2)	—	—	(64.2)	(59.8)
Unrecognized loss	12.6	16.0	3.0	1.6	28.7	24.0
Unrecognized prior service cost	4.1	4.2	(0.4)	(0.4)	—	—

Net periodic benefit cost	$32.2	$38.0	$20.8	$19.3	$42.3	$35.0

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act (the “Medicare Act”) was signed into law. The Medicare Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law.

On May 19, 2004, the FASB issued Staff Position 106-2 providing authoritative guidance on the accounting for the effects of the Medicare Act. The Company is currently quantifying the effects of the Medicare Act. Accordingly, the Company will disclose the impact of the Medicare Act within its periodic report for the first interim period beginning after July 1, 2004 as required by FASB Staff Position 106-2.

The Plan of Reorganization provides that the reorganized companies of Federal-Mogul in the U.S. will continue to perform their obligations under the existing defined benefit pension plan. However, the Plan provides that the U.K. Debtors’ obligations under the T&N Retirement Benefits Scheme (1989) (the “T&N Pension Scheme”) will be compromised, such that payments under the T&N Pension Scheme are projected to be reduced to a percentage of the total claim related to the Scheme. The proposed compromise of the T&N Pension Scheme set forth in the Plan has not yet been accepted by the independent pension plan trustee, and negotiations continue over the terms of a compromise that might be acceptable. If a compromise cannot be reached, the Plan provides that all obligations under the T&N Pension Scheme will be treated as unsecured claims against the applicable U.K. Debtors that are liable for the pension plan obligations, and such claims will be paid at a reduced level in accordance with the terms of the Plan for payment of unsecured claims and in accordance with U.K. pension regulations.

In mid-July 2004, the Administrators of the U.K. Debtors took the unilateral action of withdrawing certain of the U.K. Debtors from participating in the T&N Pension Scheme. The Administrators indicated that this action was taken to preserve the contributions made by current employees of these debtors into the T&N Pension Scheme and to protect the other creditors of these debtors in the event the independent pension plan trustee rejects the treatment afforded the T&N Pension Scheme in the Plan.

15. Litigation and Environmental Matters

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

Recorded Liability

In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.4 billion as of June 30, 2004) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States and the U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors committee consisting in large part of representatives of asbestos claimants has been appointed. March 3, 2003 was the bar date for the filing of all asbestos-related property damage claims. The Company’s obligations with respect to present and future claims could be determined through litigation in Bankruptcy Court, the High Court, and/or through negotiations with each of the official committees appointed.

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

The Company also issued various letters of credit in connection with asbestos lawsuits that had resulted in verdicts against the Company prior to its filing for bankruptcy protection. The letters of credit were issued as security for the judgments entered against the Company to permit the Company to pursue appeals to those judgments. The Bankruptcy Court lifted the automatic stay with respect to certain cases where letters of credit were in place to allow the appeals of those cases to proceed. During 2003, the final appeals in three of these cases were denied, and draws were made upon the letters of credit of approximately $16.0 million. The draws on these letters of credit are classified within the caption “Liabilities subject to compromise”. At June 30, 2004, there are approximately $0.7 million of additional letters of credit available.

Except for the effect of foreign currency, the Company has not adjusted its estimate of the asbestos liability since September 30, 2001. This liability is included in the accompanying balance sheet under the caption “Liabilities subject to compromise” as of June 30, 2004, for the Company’s U.S. and U.K. subsidiaries.

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

Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of June 30, 2004, the recorded insurance recoverable was $655.4 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded a $38.9 million asbestos charge during the fourth quarter of 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers of Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval was filed on March 1, 2004. Subsequent thereto, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG and Centre Reinsurance International Co., a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements may breach one or more provisions of the Reinsurance Agreement. The hearing on the motion has been postponed pending further investigation. The Company believes that, based on its review of the insurance policies and advice from outside legal counsel, it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of the claims in excess of the trigger point of the insurance.

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

During the first quarter of 2004, the security rating of Centre Reinsurance International Co. (“CRIC”) was downgraded by several major credit rating providers. As a result of the downgrade, the Company obtained a guarantee of all CRIC’s obligations under the policy from Centre Reinsurance (US) Limited (“CRUS”), an affiliate of CRIC. The security rating of CRUS has not been affected by the downgrade of CRIC and remains unchanged since the inception of the policy. If the reinsurers and/or the related affiliate are not able to meet their obligations under the policy, the Company’s results of operations and financial condition could be materially affected.

The U.S. claims costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater than $1.69/£, the Company will effectively have a premium on 100% recovery on claims paid. As of June 30, 2004, the $655.4 million insurance recoverable asset includes an exchange rate premium of approximately $44.9 million.

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

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $85.0 million in Wagner liabilities as of June 30, 2004) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those, which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

As a result of the Restructuring Proceedings, pending asbestos-related litigation is stayed. The Company issued various letters of credit in connection with asbestos lawsuits that had resulted in verdicts against the Company prior to its filing for bankruptcy protection. The letters of credit were issued as security for judgments entered against the Company to permit the Company to pursue appeals to these judgments. The Bankruptcy Court has lifted the automatic stay with respect to one letter of credit for the Company where the letter of credit was in place to allow the appeal of this case to proceed. During 2004, the final appeal in this case was denied. This could result in a draw on this letter of credit in an amount up to $1.4 million.

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

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $112.6 million as of June 30, 2004.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action against the Debtors and a number of insurance carriers in the Company’s Restructuring Proceedings. In its complaint, Dresser alleged that it has rights under certain primary and excess general liability insurance policies that may be shared with one of the Debtors, Federal-Mogul Products (“FMP”) as the successor to Wagner Electric Corporation. Dresser seeks, among other things, a declaration of the parties’ respective rights and obligations under the policies and a partition of the competing rights of Dresser and FMP under the policies. FMP answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of FMP’s rights to the policies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $53.5 million as of June 30, 2004.

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

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability subject to compromise and the insurance recoverable asset as of June 30, 2004 and December 31, 2003:

	T&N Companies	Abex	Wagner	Other	Total
	(Millions of Dollars)
Liability:
Balance at December 31, 2003	$1,351.2	$129.5	$85.0	$2.7	$1,568.4
Foreign exchange	5.8	—	—	—	5.8

Balance at June 30, 2004	$1,357.0	$129.5	$85.0	$2.7	$1,574.2

Asset:
Balance at December 31, 2003	$636.9	$115.7	$53.5	$—	$806.1
Cash receipts	—	(3.0)	—	—	(3.0)
Foreign exchange	18.5	—	—	—	18.5

Balance at June 30, 2004	$655.4	$112.7	$53.5	$—	$821.6

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

Fairness in Asbestos Injury Resolution Act of 2004

Since April 2003, the U.S. Congress has actively considered legislation to reform the tort system with respect to claims arising from exposure to asbestos in the United States. The leading legislative vehicle is S. 2290, the “Fairness in Asbestos Injury Resolution Act of 2004” (the “FAIR Act”). The principal focus of the FAIR Act is to replace the existing state and federal tort systems as means of compensating asbestos-related personal injury claimants with a no-fault mandatory federal compensation scheme. The FAIR Act envisions the creation of an Office of Asbestos Injury Claims Resolution to administer an Asbestos Injury Claims Resolution Fund (the “Fund”) and make payments from the Fund to claimants who are determined to be eligible for compensation. Under the proposed legislation, compensation would be based on eligibility categories defined by diagnostic, medical, exposure and latency criteria. The Fund would be funded by annual, mandatory contributions from asbestos-defendant companies and insurance companies over a 30-year period. The Plan Proponents believe that the payments that would be due from the Debtors under the FAIR Act would be in excess of $2 billion, a significant percentage of that amount payable during the first five (5) years after the FAIR Act’s passage.

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

Environmental reserves were $65.5 million and $66.0 million at June 30, 2004 and December 31, 2003, respectively, and are included in the accompanying balance sheets as follows:

	June 30 2004	December 31 2003
	(Millions of Dollars)
Current liabilities	$16.0	$15.1
Long-term accrued liabilities	25.6	27.1
Liabilities subject to compromise	23.9	23.8

	$65.5	$66.0

Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At June 30, 2004, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $40 million.

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

16. Operations by Reporting Segment

The Company’s operations are organized into five reporting segments; Powertrain, Sealing Systems and Systems Protection, Friction, Aftermarket and Corporate. The Company has aggregated certain individual product segments within its five reporting segments. The accounting policies of the segments are the same as that of the Company. Revenues related to Powertrain, Sealing Systems and Systems Protection, and Friction products sold to OE customers are recorded within the respective segments. Revenues from such products sold to aftermarket customers are recorded within the Aftermarket segment. All products transferred into the Aftermarket reporting segment from other reporting segments are transferred at cost in the United States and at agreed-upon transfer prices internationally. Segment information for the three and six month periods ended June 30, 2003 has been reclassified to include the operating results of Asia Pacific operations within the product group reporting segments and not within the Corporate reporting segment, consistent with organizational changes implemented during the second quarter of 2004.

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

Net Sales and Gross Margin information by reporting segment is as follows:

	Net Sales
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Millions of Dollars)
Powertrain	$548.9	$483.1	$1,104.2	$955.2
Sealing Systems and Systems Protection	176.1	164.2	354.7	328.1
Friction	131.3	112.3	260.3	219.3
Aftermarket	720.2	668.7	1,410.3	1,292.9

	$1,576.5	$1,428.3	$3,129.5	$2,795.5

	Gross Margin
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Millions of Dollars)
Powertrain	$85.8	$72.4	$163.2	$140.2
Sealing Systems and Systems Protection	33.7	31.6	65.9	61.4
Friction	31.7	33.9	62.8	65.1
Aftermarket	177.5	161.5	342.2	310.5
Corporate	(10.0)	(5.0)	(18.7)	(10.2)

	$318.7	$294.4	$615.4	$567.0

Operational EBIT by reporting segment and the reconciliation of Operational EBIT to earnings from continuing operations before income tax expense is as follows:

	Operational EBIT
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Millions of Dollars)
Powertrain	$52.6	$42.7	$96.5	$83.4
Sealing Systems and Systems Protection	19.2	13.6	32.6	24.9
Friction	15.6	17.7	31.5	34.0
Aftermarket	108.5	94.7	203.0	180.3
Corporate	(105.6)	(89.8)	(219.6)	(183.5)

Total Operational EBIT	90.3	78.9	144.0	139.1

Adjustment of assets held for sale and other long-lived assets to fair value	(20.0)	(2.0)	(23.1)	(3.6)
Restructuring charges	—	(9.9)	—	(20.2)
Interest expense, net	(24.3)	(21.8)	(49.9)	(51.3)
Chapter 11 and Administration related reorganization expenses	(34.4)	(26.9)	(60.4)	(59.7)
Other	(0.9)	0.7	(0.4)	(3.6)

Earnings from continuing operations before income tax expense	$10.7	$19.0	$10.2	$0.7

Total assets by reportable segment are as follows:

	June 30 2004	December 31 2003
	(Millions of Dollars)
Powertrain	$1,969.9	$2,039.2
Sealing Systems and Systems Protection	1,269.7	1,255.6
Friction	735.2	715.5
Aftermarket	2,951.9	2,954.3
Corporate	1,280.4	1,152.1

	$8,207.1	$8,116.7

17. Smithville, Tennessee Distribution Center Fire

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

Real and Personal Property: Insurance provides for coverage of buildings and related contents, including inventory, machinery and equipment, and office furniture. Property, plant and equipment are insured at replacement value, while inventory is covered at sales value. Substantially all of the property, plant and equipment and inventory located at the Smithville facility was destroyed. Accordingly, the net book value of these assets was reduced to zero during the quarter ended March 31, 2004. These losses were offset by an insurance recovery, as such amounts were determined to be estimable and probable of recovery. No amounts have been recorded for any expected gains related to the incremental replacement or sales value of such assets. The Company continues to evaluate its claim for insurance recoveries and expects to record a gain on the recovery of the replacement value of property, plant and equipment and selling price in excess of net book value for inventories destroyed. Recoveries will be recorded as gains when the claims are settled with the insurance carrier.

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

The table below provides, by insurance coverage stream, the net book value of the assets destroyed and costs to restore operations, the amount of insurance recovery, and insurance proceeds. While the Company ultimately expects to record a gain on the involuntary asset conversion, no such amounts were recorded as of June 30, 2004.

	Fire Costs and Losses	Estimated Insurance Recoverable	Gain on Involuntary Asset Conversion	Insurance Proceeds Received
	(Millions of Dollars)
Real and personal property
Inventory, at cost	$43.7	$43.7	$—	$43.7
Property, plant and equipment, net	6.0	6.0	—	6.0
Costs to restore operations	3.4	3.4	—	5.3
Business interruption*	9.1	—	—	—

	$62.2	$53.1	$—	$55.0

*	Estimated gross margin on lost sales during the six-months ended June 30, 2004. Recovery amounts have not yet been determined.

Real and personal property losses, costs to restore operations and related insurance recoveries have been recorded in the statement of operations as Other expense, net. Insurance recoveries recorded for which proceeds have not been received and insurance proceeds received in excess of costs to restore operations are recorded in the accompanying balance sheet as of June 30, 2004, as follows (in millions of dollars):

Deferred Insurance Recovery
Insurance recoveries	$3.4
Insurance proceeds	(5.3)

Total	$(1.9)

The deferred insurance recovery of $1.9 is classified within the June 30, 2004 balance sheet in the financial statement caption “Other current liabilities”.

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

In lieu of providing separate unaudited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying consolidating condensed financial statements based upon the application of Rule 3-16 of the Securities and Exchange Commission’s Regulation S-X. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

Subsequent to the Restructuring Proceedings, no dividends have been paid to the Federal-Mogul parent company by any of its subsidiaries. Additionally, as a result of the Restructuring Proceedings (see Note 2 “Voluntary Reorganization Under Chapter 11 and Administration”) certain pre-petition liabilities, as shown below, were liabilities subject to compromise as of June 30, 2004:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Millions of Dollars)
Debt	$4,020.1	$1.0	$—	$4,021.1
Asbestos liabilities	1.4	237.7	1,335.1	1,574.2
Company-obligated mandatorily redeemable securities	—	—	210.6	210.6
Accounts payable	57.8	114.8	29.6	202.2
Interest payable	43.7	0.2	—	43.9
Environmental liabilities	23.4	—	0.5	23.9
Other liabilities	9.8	0.9	10.9	21.6

Liabilities subject to compromise	$4,156.2	$354.6	$1,586.7	$6,097.5

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended June 30, 2004

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$304.3	$438.3	$1,157.1	$(323.2)	$1,576.5
Cost of products sold	250.9	327.5	1,002.6	(323.2)	1,257.8

Gross margin	53.4	110.8	154.5	—	318.7

Selling, general and administrative expenses	76.4	55.0	103.6	—	235.0
Adjustment of assets held for sale and other long-lived assets to fair value	—	—	20.0	—	20.0
Interest expense (income), net	24.9	—	(0.6)	—	24.3
Chapter 11 and Administration related reorganization expenses	34.4	—	—	—	34.4
Equity earnings of unconsolidated subsidiaries	—	(1.9)	(8.8)	—	(10.7)
Other (income) expense, net	(10.9)	(31.4)	47.3	—	5.0

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(71.4)	89.1	(7.0)	—	10.7
Income tax expense (benefit)	(7.3)	1.2	25.8	—	19.7

Earnings (loss) before equity earnings (loss) of subsidiaries	(64.1)	87.9	(32.8)		(9.0)
Equity earnings (loss) of subsidiaries	55.1	21.6	—	(76.7)	—

Net earnings (loss)	$(9.0)	$109.5	$(32.8)	$(76.7)	$(9.0)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Six Months Ended June 30, 2004

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$597.2	$865.1	$2,308.3	$(641.1)	$3,129.5
Cost of products sold	495.9	649.7	2,009.6	(641.1)	2,514.1

Gross margin	101.3	215.4	298.7	—	615.4

Selling, general and administrative expenses	156.7	109.4	211.9	—	478.0
Adjustment of assets held for sale and other long-lived assets to fair value	—	—	23.1	—	23.1
Interest expense (income), net	51.7	—	(1.8)	—	49.9
Chapter 11 and Administration related reorganization expenses	60.4	—	—	—	60.4
Equity earnings of unconsolidated subsidiaries	—	(3.9)	(16.3)	—	(20.2)
Other (income) expense, net	(17.7)	(65.5)	97.2	—	14.0

Earnings (loss) before income taxes and equity loss of subsidiaries	(149.8)	175.4	(15.4)	—	10.2
Income tax expense (benefit)	(6.3)	2.2	43.7	—	39.6

Earnings (loss) before equity earnings (loss) of subsidiaries	(143.5)	173.2	(59.1)	—	(29.4)
Equity earnings (loss) of subsidiaries	114.1	39.2	—	(153.3)	—

Net earnings (loss)	$(29.4)	$212.4	$(59.1)	$(153.3)	$(29.4)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended June 30, 2003

	Unconsolidated			Eliminations
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Discontinued Operations	Inter- Company	Consolidated
	(Millions of Dollars)
Net sales	$291.4	$421.9	$997.7	$(16.4)	$(266.3)	$1,428.3
Cost of products sold	236.9	326.9	849.4	(13.0)	(266.3)	1,133.9

Gross margin	54.5	95.0	148.3	(3.4)	—	294.4

Selling, general and administrative expenses	80.9	53.2	94.9	(0.6)	—	228.4
Interest expense (income), net	23.0	—	(1.2)		—	21.8
Chapter 11 and Administration related reorganization expenses	26.9	—	—		—	26.9
Equity earnings of unconsolidated subsidiaries	—	(1.6)	(7.0)		—	(8.6)
Other (income) expense, net	(10.0)	(29.7)	53.3	(6.7)	—	6.9

Earnings (loss) from continuing operations before income taxes and equity loss of subsidiaries	(66.3)	73.1	8.3	3.9	—	19.0
Income tax expense	1.2	0.9	18.1	(0.5)	—	19.7

Earnings (loss) from continuing operations before equity loss of subsidiaries	(67.5)	72.2	(9.8)	4.4	—	(0.7)
Earnings from discontinued operations, net of income taxes	—	—	—	(4.4)	—	(4.4)
Equity earnings (loss) of subsidiaries	62.4	15.6	—	—	(78.0)	—

Net earnings (loss)	$(5.1)	$87.8	$(9.8)	$—	$(78.0)	$(5.1)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Six Months Ended June 30, 2003

	Unconsolidated			Eliminations
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Discontinued Operations	Inter- Company	Consolidated
	(Millions of Dollars)
Net sales	$572.9	$847.4	$1,962.3	$(59.0)	$(528.1)	$2,795.5
Cost of products sold	467.3	653.8	1,685.9	(50.4)	(528.1)	2,228.5

Gross margin	105.6	193.6	276.4	(8.6)	—	567.0

Selling, general and administrative expenses	159.4	107.4	188.2	(1.9)	—	453.1
Interest expense (income), net	53.0	—	(1.7)	—	—	51.3
Chapter 11 and Administration related reorganization expenses	59.7	—	—	—	—	59.7
Equity earnings of unconsolidated subsidiaries	—	(3.3)	(11.1)	—	—	(14.4)
Other (income) expense, net	(15.1)	(56.5)	95.8	(7.6)	—	16.6

Earnings (loss) from continuing operations before income taxes and equity loss of subsidiaries	(151.4)	146.0	5.2	0.9		0.7
Income tax expense	2.4	1.9	34.8	(0.6)		38.5

Earnings (loss) from continuing operations before equity loss of subsidiaries	(153.8)	144.1	(29.6)	1.5	—	(37.8)
Earnings from discontinued operations, net of income taxes	—	—	—	(1.5)	—	(1.5)
Equity earnings (loss) of subsidiaries	114.5	38.8	—	—	(153.3)	—

Net earnings (loss)	$(39.3)	$182.9	$(29.6)	$—	$(153.3)	$(39.3)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Balance Sheet

June 30, 2004

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$29.8	$—	$561.1	$—	$590.9
Accounts receivable, net	207.1	298.5	555.0	—	1,060.6
Inventories, net	109.9	292.0	473.9	—	875.8
Prepaid expenses	52.1	29.9	139.6	—	221.6

Total current assets	398.9	620.4	1,729.6	—	2,748.9

Property, plant and equipment, net	273.0	613.1	1,422.4	—	2,308.5
Goodwill and indefinite-lived intangible assets	540.5	641.2	334.9	—	1,516.6
Definite-lived intangible assets, net	78.0	84.7	178.7	—	341.4
Investment in subsidiaries	6,464.1	2,978.7	—	(9,442.8)	—
Intercompany accounts, net	(3,634.0)	3,234.8	399.2	—	—
Asbestos-related insurance recoverable	—	168.1	653.5	—	821.6
Prepaid pension costs	8.4	—	266.5	—	274.9
Other noncurrent assets	21.2	28.2	145.8	—	195.2

	$4,150.1	$8,369.2	$5,130.6	$(9,442.8)	$8,207.1

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt, including current portion of long-term debt	$278.5	$—	$11.0	$—	$289.5
Accounts payable	67.4	86.7	263.4	—	417.5
Accrued liabilities	132.9	62.6	318.1	—	513.6
Other current liabilities	71.4	13.1	114.2	—	198.7

Total current liabilities	550.2	162.4	706.7	—	1,419.3

Liabilities subject to compromise	4,156.2	354.6	1,586.7	—	6,097.5

Long-term debt	—	—	10.7	—	10.7
Post employment benefits	741.0	—	993.7	—	1,734.7
Deferred income taxes	—	—	81.7	—	81.7
Other accrued liabilities	90.2	0.1	134.7	—	225.0
Minority interest in consolidated subsidiaries	31.5	25.7	—	—	57.2

Shareholders’ equity (deficit)	(1,419.0)	7,826.4	1,616.4	(9,442.8)	(1,419.0)

	$4,150.1	$8,369.2	$5,130.6	$(9,442.8)	$8,207.1

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Consolidating Condensed Balance Sheet

December 31, 2003

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$21.7	$—	$450.7	$—	$472.4
Accounts receivable, net	180.3	290.1	506.1	—	976.5
Inventories, net	100.3	280.7	453.4	—	834.4
Prepaid expenses	65.3	29.3	162.9	—	257.5

Total current assets	367.6	600.1	1,573.1	—	2,540.8

Property, plant and equipment, net	277.9	625.0	1,501.9	—	2,404.8
Goodwill and indefinite-lived intangible assets	517.6	664.3	335.2	—	1,517.1
Definite-lived intangible assets, net	79.5	87.0	181.5	—	348.0
Investment in subsidiaries	6,461.0	2,991.0	—	(9,452.0)	—
Intercompany accounts, net	(3,539.2)	2,957.0	582.2	—	—
Asbestos-related insurance recoverable	—	171.3	634.8	—	806.1
Prepaid pension costs	22.9	—	286.3	—	309.2
Other noncurrent assets	21.0	29.2	140.5	—	190.7

	$4,208.3	$8,124.9	$5,235.5	$(9,452.0)	$8,116.7

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt, including current portion of long-term debt	$0.2	$—	$14.6	$—	$14.8
Accounts payable	44.1	54.2	234.0	—	332.3
Accrued liabilities	100.4	61.1	325.1	—	486.6
Other accrued liabilities	106.6	8.0	70.5	—	185.1

Total current liabilities	251.3	123.3	644.2	—	1,018.8

Liabilities subject to compromise	4,152.6	349.6	1,585.6	—	6,087.8

Long-term debt	320.0	—	11.2	—	331.2
Post employment benefits	740.6	—	976.0	—	1,716.6
Deferred income taxes	—	—	70.4	—	70.4
Other accrued liabilities	91.3	0.1	123.0	—	214.4
Minority interest in consolidated subsidiaries	29.4	25.0	—	—	54.4

Shareholders’ equity (deficit)	(1,376.9)	7,626.9	1,825.1	(9,452.0)	(1,376.9)

	$4,208.3	$8,124.9	$5,235.5	$(9,452.0)	$8,116.7

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Six Months Ended June 30, 2004

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net cash provided from (used by) operating activities	$(15.4)	$293.8	$2.4	$—	$280.8

Cash provided from (used by) investing activities:
Expenditures for property, plant and equipment and other long-term assets	(20.0)	(38.6)	(73.5)	—	(132.1)
Proceeds from the sale of property, plant and equipment	—	—	13.0	—	13.0

Net cash used by investing activities	(20.0)	(38.6)	(60.5)	—	(119.1)

Cash provided from (used by) financing activities:
Principal payments on DIP credit facility	(41.7)	—	—	—	(41.7)
Decrease in short-term debt	—	—	(3.5)	—	(3.5)
Increase in other long-term debt	—	—	(1.7)	—	(1.7)
Change in intercompany accounts	81.5	(255.2)	173.7	—	—

Net cash provided from (used by) financing activities	39.8	(255.2)	168.5	—	(46.9)

Effect of foreign currency exchange rate fluctuations on cash	3.7	—	—	—	3.7

Net increase in cash and equivalents	$8.1	$—	$110.4	$—	$118.5

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Six Months Ended June 30, 2003

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net cash provided from (used by) operating activities	$(109.4)	$280.2	$23.6	$—	$194.4

Cash provided from (used by) investing activities:
Expenditures for property, plant and equipment and other long-term assets	(20.1)	(38.6)	(82.0)	—	(140.7)
Proceeds from the sale of property, plant and equipment	—	—	6.5	—	6.5
Proceeds from sale of businesses	—	21.5	—	—	21.5

Net cash used by investing activities	(20.1)	(17.1)	(75.5)	—	(112.7)

Cash provided from (used by) financing activities:
Decrease in other long-term debt	—	—	(3.4)	—	(3.4)
Borrowings from DIP credit facility	75.0	—	—	—	75.0
Principal payments on DIP credit facility	(100.2)	—	—	—	(100.2)
Decrease in short-term debt	—	—	(19.3)	—	(19.3)
Change in intercompany accounts	156.1	(263.1)	107.0	—	—

Net cash provided from (used by) financing activities	130.9	(263.1)	84.3	—	(47.9)

Effect of foreign currency exchange rate fluctuations on cash	22.5	—	—	—	22.5

Net increase in cash and equivalents	$23.9	$—	$32.4	$—	$56.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) is a leading global supplier of vehicular parts, components, modules and systems to customers in the automotive, small engine, heavy-duty and industrial markets. Federal-Mogul has established an expansive global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures, organized into five primary reporting segments; Powertrain, Sealing Systems and Systems Protection, Friction, Aftermarket and Corporate. The Company has operations in established markets including the United States, Germany, United Kingdom, France, Italy, Mexico and Canada, and emerging markets including China, India, Thailand and Korea. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic conditions, and changes in laws and regulations.

Federal-Mogul offers its customers a diverse array of market-leading products for original equipment (“OE”) and parts replacement (“aftermarket”) applications, including engine bearings, pistons, piston pins, rings, cylinder liners, valve train and transmission products, connecting rods, sealing systems, element resistant systems protection sleeving products, electrical connectors and sockets, disc pads and brake shoes, and ignition, lighting, fuel, wiper and chassis products. The Company’s principal customers include many of the world’s original equipment manufacturers (“OEM”) of vehicles and industrial products and aftermarket retailers and wholesalers. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base. Prominent OE customers include the world’s largest vehicle manufacturers such as General Motors, Ford/Jaguar/Volvo, DaimlerChrysler, BMW, PSA, Volkswagen/Audi and Renault/Nissan. Similarly, prominent aftermarket customers include the Aftermarket Auto Parts Alliance, Autozone, CarQuest, Advance Automotive, NAPA and Ozark/O’Reilly’s.

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

Voluntary reorganization under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), Federal-Mogul and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the “Debtors.” The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings.” The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et. al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

The U.S. Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. All vendors are being paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors’ intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or schemes of arrangement or company voluntary arrangements under the Act.

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

On June 4, 2004, the Third Amended Joint Plan of Reorganization (the “Plan”) for the Company and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court. The Plan was jointly proposed by the Company, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”). Also on June 4, 2004, a Disclosure Statement to be used in soliciting votes to accept or reject the Plan (the “Disclosure Statement”) was approved by the Bankruptcy Court and a hearing to determine whether the Bankruptcy Court should approve the Plan was set for December 9, 2004.

On July 12, 2004, solicitation packages containing the Plan and Disclosure Statement, various supporting documents and a ballot, if appropriate, were mailed to known creditors of the Company and holders of common and preferred stock interests in the Company. Unless extended by the Plan Proponents or the Bankruptcy Court, all votes to accept or reject the Plan must be returned by the close of business on November 3, 2004.

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although certain issues remain to be resolved, the Plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, and 50.1% of newly authorized and issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trusts, and 49.9% of the newly authorized and issued common stock will be distributed pro rata to the noteholders. If the classes of holders of common and preferred stock of Federal-Mogul vote in favor of the Plan, the holders of currently outstanding common and preferred stock of Federal-Mogul will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price.

Unsecured creditors, including trade creditors, of the U.S. Debtors are projected to receive cash distributions under the Plan equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate of all allowed unsecured claims against the U.S. Debtors does not exceed $258.0 million. Any excess above this amount could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive. Unsecured creditors, including trade creditors, of the U.K. Debtors will receive distributions that vary according to terms specified within the Plan and Disclosure Statement.

There are two possible types of U.K. schemes of arrangements. The first is under Section 425 of the Companies Act of 1985, which may involve a scheme for the reconstruction of the Company. If a majority in number representing three-fourths in value of the creditors or members or any class of them agree to the compromise or arrangement, it is binding if sanctioned by the High Court. Section 425 may be invoked where there is an Administration order in force in relation to the Company. The other possible type of scheme arises under Section 1 of the Insolvency Act of 1986 in relation to Company Voluntary Arrangements (“CVAs”). If a majority in value representing more than three-fourths of the creditors agrees to the compromise or arrangement set out in the CVA proposal, it will be approved.

The Plan Proponents have prepared forms of Schemes of Arrangement and CVAs to be submitted for the U.K. Debtors in the U.K. Restructuring proceedings. These forms of Schemes of Arrangement and CVAs parallel the provisions of the Plan to the fullest extent possible under English and Scottish insolvency law. Under English and Scottish law, the Administrators are the only persons with authority to recommend and submit Schemes of Arrangement and/or CVAs. The Administrators have not yet agreed to recommend the Schemes of Arrangement and CVAs that parallel the Plan. The Plan Proponents are working toward an agreement with the Administrators to recommend parallel Schemes of Arrangement and CVAs. Alternatively, if such an agreement cannot be achieved, the Plan Proponents will work toward an agreement with the Administrators to retain the businesses of those U.K. Debtors that are valuable to Federal-Mogul and its customers and to jointly market those U.K. Debtors that are not valuable to Federal-Mogul and its customers. This process is consistent with the Company’s strategy to focus on core business segments, and to consider for divestiture or other exit activities those non-core operations determined by management not to have a sustainable competitive advantage.

If neither agreement can be achieved, then one or more of the following may occur with respect to each U.K. Debtor: (a) meetings of creditors shall be convened to resolve, pursuant to the proxies that will be distributed to creditors along with the Disclosure Statement, to direct the Administrators to either (i) propose Schemes of Arrangement and CVAs substantially similar to the forms attached to the Disclosure Statement, or (ii) seek the discharge of the U.K. Administration orders so that the Schemes of Arrangement and/or CVAs can thereafter be proposed by the U.K. Debtors as appropriate; (b) the U.K. Debtors and the Plan Proponents may ask the High Court to approve the Plan with respect to the U.K. Debtors as a matter of comity; or (c) Federal-Mogul may bid for those businesses of the U.K. Debtors that are valuable to Federal-Mogul and its customers and any actual or deemed transfer of assets to Federal-Mogul in connection therewith shall be entitled to the benefits of the injunction pursuant to Section 524(g) of the Bankruptcy Code. If Federal-Mogul is not the successful bidder, the injunction pursuant to Section 524(g) of the Bankruptcy Code shall not apply to the transfer of any assets to any entity other than Federal-Mogul or its designee. The Company believes that, in the event the assets of the U.K. debtors are marketed for public sale, Federal-Mogul ultimately will be the successful bidder for those assets that are valuable to Federal-Mogul and its customers. Any remaining assets would be liquidated. The Company believes that such a non-consensual process with the Administrators is not in the best interest of the creditors of the U.K. Debtors, including pension creditors, and employees of the U.K. Debtors and that the failure to arrive at a consensual plan could be damaging to the interests of such parties.

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

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrators or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the accompanying financial statements. Further, a plan of reorganization or scheme of arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

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

Asbestos Liabilities and Related Insurance Recoverable

The Company’s United Kingdom subsidiary, T&N Ltd., two United States subsidiaries (“T&N Companies”), and two of the Company’s subsidiaries formerly owned by Cooper Industries, Inc., known as Abex and Wagner, are among many defendants named in numerous court actions in the United States alleging personal injury resulting from exposure to asbestos or asbestos-related products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. The recorded liability at June 30, 2004 represents the Company’s estimate, prior to the Restructuring Proceedings, for claims currently pending and those, which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the asbestos liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the rate of receipt of claims, the typical cost of settlement, the settlement strategy in dealing with outstanding claims and the timing of settlements. While the Company believes that the liability recorded was appropriate for anticipated losses arising from asbestos-related claims through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the asbestos liability for pending and future claims.

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

During the six months ended June 30, 2004, the security rating of Centre Reinsurance International Co. (“CRIC”), one of the three reinsurers, was downgraded by several major credit rating providers. As a result of the downgrade, the Company obtained a guarantee of all CRIC’s obligations under the policy from Centre Reinsurance (US) Limited (“CRUS”), an affiliate of CRIC. The security rating of CRUS has not been affected by the downgrade of CRIC and remains unchanged since the inception of the policy. If the reinsurers and/or the related affiliate are not able to meet their obligations under the policy, the Company’s results of operations and financial condition could be materially affected.

Results of Operations

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Consolidated Results – Three Months Ended June 30, 2004 compared to June 30, 2003

Net sales by reporting segment were:

	Three Months Ended June 30
	2004	2003	Change
	(Millions of Dollars)
Powertrain	$548.9	$483.1	$65.8
Sealing Systems and Systems Protection	176.1	164.2	11.9
Friction	131.3	112.3	19.0
Aftermarket	720.2	668.7	51.5

	$1,576.5	$1,428.3	$148.2

Gross margin by reporting segment was:

	Three Months Ended June 30
	2004	2003	Change
	(Millions of Dollars)
Powertrain	$85.8	$72.4	$13.4
Sealing Systems and Systems Protection	33.7	31.6	2.1
Friction	31.7	33.9	(2.2)
Aftermarket	177.5	161.5	16.0
Corporate	(10.0)	(5.0)	(5.0)

	$318.7	$294.4	$24.3

Net sales increased by $148 million, or 10%, to $1,577 million for the second quarter of 2004 from $1,428 million in the same period of 2003. Net sales were favorably impacted by $44 million of foreign currency, higher OE volumes reflecting vehicle production in North America and Europe and new business growth and market share performance in both the OE market and the Aftermarket. These favorable impacts were partially offset by customer price reductions of $20 million and the impact of business interruption of $11 million resulting from a fire at the Company’s Smithville, Tennessee distribution facility.

Gross margin increased by $24 million, or 8%, to $319 million for the second quarter of 2004 from $294 million in the same period of 2003. Gross margin was favorably impacted by $7 million of foreign currency and increased sales volumes. These positive factors were partially offset by customer price reductions of $20 million and the impact of business interruption of $4 million resulting from a fire at the Company’s Smithville, Tennessee distribution facility.

In order to maintain sales levels of new vehicles and retain or gain market share, many OEMs continue to provide extensive pricing incentives and financing alternatives to consumers. These actions have placed pressures on the OEMs profits and, in turn, the OEMs expect certain recovery from their supply base. Accordingly, the Company continued to experience downward price pressure from its customers during the quarter ended June 30, 2004. The Company continues to identify and implement product innovation and cost reduction activities to fund such price reductions to customers. Such activities include, among other things, the implementation of a centralized supply chain function focused on the reduction of global material costs; headcount reduction programs to reduce selling, general and administrative costs; implementation of standard manufacturing methods across business segments to achieve operational efficiencies and decrease production costs; and modified capital expenditure processes to ensure capital funds are directed at the most strategically appropriate investments with the highest rates of return.

Through its centralized supply chain functions, the Company continues to work with its suppliers to reduce global material costs. Accordingly, during the quarter ended June 30, 2004 the impact of increasing steel costs did not have a prominent impact on the Company’s operating results. However, the Company expects raw material steel supply will continue to be constrained and the impact of increasing material costs or disruptions in supply over the remainder of the year or longer term may adversely impact the Company’s earnings.

Reporting Segment Results – Three Months Ended June 30, 2004 compared to June 30, 2003

The following table provides a reconciliation of changes in net sales and gross margin for the three months ended June 30, 2004 compared with the three months ended June 30, 2003 for each of the Company’s reporting segments. “SSP” and “AM” represent Sealing Systems and Systems Protection and Aftermarket, respectively.

	Powertrain	SSP	Friction	AM	Corporate	Total
	(Millions of Dollars)
Net Sales
Three months ended June 30, 2003	$483	$164	$112	$669	$—	$1,428
Foreign currency	22	3	7	12	—	44
Sales volumes	54	12	14	56	—	136
Price reductions	(10)	(3)	(1)	(6)	—	(20)
Smithville business interruption	—	—	—	(11)	—	(11)

Three months ended June 30, 2004	$549	$176	$132	$720	$—	$1,577

	Powertrain	SSP	Friction	AM	Corporate	Total
	(Millions of Dollars)
Gross Margin
Three months ended June 30, 2003	$72	$32	$34	$161	$(5)	$294
Foreign currency	3	1	1	2	—	7
Sales volumes / mix	20	4	5	22	—	51
Price reductions	(10)	(3)	(1)	(6)	—	(20)
Smithville business interruption	—	—	—	(4)	—	(4)
Depreciation and pension expense	—	—	(2)	—	(5)	(7)
Productivity gains (losses), net of inflation	1	—	(5)	2	—	(2)

Three months ended June 30, 2004	$86	$34	$32	$177	$(10)	$319

Powertrain

Net sales increased by $66 million, or 14%, to $549 million for the second quarter of 2004 from $483 million in the same period of 2003. The increase in sales resulted from favorable foreign currency of $22 million and increased sales volumes of $54 million comprised of North American increases of $18 million and European and Asian increases of $36 million. New business growth and favorable vehicle production levels represent $18 million and $36 million, respectively, of the $54 million sales increase. These positive factors were partially offset by customer price reductions of $10 million.

Gross margin increased by $14 million to $86 million, or 16% of sales, for the second quarter of 2004 compared to $72 million, or 15% of sales, for the second quarter of 2003. Foreign currency, increased volumes and productivity gains in excess of inflation contributed $3 million, $20 million and $1 million, respectively. These positive factors were partially offset by customer price reductions of $10 million.

Sealing Systems and Systems Protection

Net sales increased by $12 million, or 7%, to $176 million for the second quarter of 2004 from $164 million in the same period of 2003. The increase in sales resulted from favorable foreign currency of $3 million and increased sales volumes of $12 million originating in North America. New business growth and favorable vehicle production levels each contributed $6 million of the $12 million sales increase. These positive factors were partially offset by customer price reductions of $3 million.

Gross margin increased by $2 million to $34 million, or 19% of sales, for the second quarter of 2004 compared to $32 million, or 20% of sales, for the second quarter of 2003. Gross margin was favorably impacted by $1 million of foreign currency and $4 million related to increased volumes. These positive factors were partially offset by customer price reductions of $3 million.

Friction

Net sales increased by $20 million, or 18%, to $132 million for the second quarter of 2004 from $112 million in the same period of 2003. The increase in sales resulted from favorable foreign currency of $7 million and increased sales volumes of $14 million, comprised of North American increases of $3 million and European and Asian increases of $11 million. New business growth and favorable vehicle production levels each contributed $7 million of the $14 million sales increase, respectively. These positive factors were partially offset by customer price reductions of $1 million.

Gross margin was $32 million, or 24% of sales, for the second quarter of 2004 compared to $34 million, or 30% of sales for the second quarter of 2003. Gross margin was favorably impacted by foreign currency of $1 million and $5 million related to increased volumes. These favorable impacts were more than offset by inflation in excess of productivity of $5 million, price reductions of $1 million and increased depreciation and pension expense of $2 million.

Aftermarket

Net sales increased by $51 million, or 8%, to $720 million for the second quarter of 2004 from $669 million in the same period of 2003. The increase in sales resulted from $12 million of favorable foreign currency and increased sales volumes of $56 million, originating primarily in North and Latin America. These favorable impacts were partially offset by price reductions of $6 million and business interruption of $11 million resulting from a fire at the Company’s Smithville, Tennessee distribution facility as discussed further below.

Gross margin increased by $16 million to $177 million, or 25% of sales, for the second quarter of 2004 from $161 million, or 24% of sales, in the same period of 2003. Gross margin was favorably impacted by foreign currency of $2 million, increased volumes of $22 million, and productivity in excess of inflation of $2 million. These favorable impacts were partially offset by price reductions of $6 million and business interruption of $4 million.

On March 5, 2004, a fire at the Company’s Smithville, Tennessee aftermarket distribution facility resulted in the loss of substantially all of the facility’s equipment and inventory. The 244,000 square foot facility was the principal distribution center for Moog and TRW chassis aftermarket products in the United States. Operations at the Smithville facility are currently suspended; the Company resumed operations at a temporary facility in Smyrna, Tennessee on March 12, 2004. Inventory stocking and replenishment levels and customer order processing capabilities continue to improve at the Smyrna facility. Although the Company estimates a year-to-date sales and gross margin loss of $25 million and $9 million, respectively, the Company does not believe that this business interruption has resulted in the permanent loss of any significant customers.

In addition to other coverage, the Company’s insurance policies provide for replacement of damaged property, sales value of destroyed inventory, reimbursement for losses due to interruption of business operations, and reimbursement of expenditures incurred to restore operations. The Company expects costs incurred as a result of this fire to be covered by such insurance policies, and accordingly, the results of operations should not be adversely affected by this event. During the three and six month periods ended June 30, 2004, the Company has received insurance proceeds of $20 million and $55 million, respectively.

Corporate

Corporate expenses are comprised primarily of certain central headquarters functions as well as employee post-retirement benefits and other general insurance coverages. The increase of $5 million in Corporate expenses is primarily due to increased pension expense attributable to actual versus expected returns on pension plan assets in prior years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $235 million, or 15% of net sales, for the second quarter of 2004 as compared to $228 million, or 16% of net sales, for the same quarter of 2003. Selling, general and administrative expenses, while decreasing as a percentage of sales, increased by $7 million primarily due to foreign currency.

Adjustment of Assets Held for Sale and Other Long-Lived Assets to Fair Value

During the quarter ended June 30, 2004, the Company recognized a charge of $20 million related to its Powertrain transmission operation in France. This operation is comprised of four facilities that manufacture transmission and gear components primarily for sale to OE customers. High labor content, difficulties in commercialization of new product technology, and continued manufacturing inefficiencies resulted in a revaluation of the expected future cash flows of these facilities as compared to the current carrying value of property, plant and equipment. The $20 million charge reflects the difference between the carrying value and the estimated discounted cash flows generated by these assets, or a reduction in carrying value of 29%.

Interest Expense, net

Interest expense, net was $24 million in the second quarter of 2004 compared to $22 million for the same quarter of 2003. Excluding interest income of $8 million received in 2003 pursuant to a Federal income tax refund, interest expense decreased by $6 million for the quarter ended June 30, 2004 as compared to the same period of 2003. This decrease results from reduced interest expense on the DIP credit facility resulting from favorable interest rates and lower average outstanding borrowings, and lower amortization expense related to certain debt issuance fees fully amortized in the period.

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

During the three month period ended June 30, 2004, no restructuring charges were recognized by the Company as no additional programs were formalized and announced, and no additional charges were incurred in relation to ongoing restructuring programs. The Company continues to execute previously announced restructuring programs, particularly the relocation of production and closure of certain U.S. and U.K. Powertrain manufacturing operations. Cash payments against and adjustments to previously recorded restructuring reserves totaled $6.5 million for the three month period ended June 30, 2004.

Chapter 11 and Administration Related Reorganization Expenses

During the three months ended June 30, 2004 and 2003, the Company recorded Chapter 11 and Administration related reorganization expenses of $34.4 million and $26.9 million, respectively. These expenses consist of legal, financial and advisory fees, including the costs of the U.K. Administrators, critical employee retention costs and other directly related internal costs. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings. The increase in these expenses of $7.5 million is attributable to the pace and degree of the Company’s current period restructuring activities as compared to the same period of 2003.

	Three Months Ended June 30
	2004	2003
	(Millions of Dollars)
Professional fees directly related to the filing	$30.7	$22.5
Critical employee retention costs	2.0	2.0
Other direct costs	1.7	2.4

	$34.4	$26.9

Cash payments for Chapter 11 and Administration related reorganization expenses totaled $27 million and $18 million for the three months ended June 30, 2004 and 2003, respectively.

Income Tax Expense

For the three months ended June 30, 2004, the Company recorded income tax expense of $19.7 million on earnings from continuing operations before income taxes of $10.7 million. This compares to income tax expense of $19.7 million on earnings from continuing operations before income taxes of $19.0 million in the same period of 2003. Income tax expense for the three month period ended June 30, 2004 varied from the U.S. statutory rate due primarily to the non-recognition of income tax benefits and non-deductible items in certain foreign jurisdictions, the non-recognition of income tax expense on U.S. operating earnings and the carryback of prior year U.S. losses that resulted in a tax benefit of approximately $8 million.

Consolidated Results – Six Months Ended June 30, 2004 compared to June 30, 2003

Net sales by reporting segment were:

	Six Months Ended June 30
	2004	2003	Change
	(Millions of Dollars)
Powertrain	$1,104.2	$955.2	$149.0
Sealing Systems and Systems Protection	354.7	328.1	26.6
Friction	260.3	219.3	41.0
Aftermarket	1,410.3	1,292.9	117.4

	$3,129.5	$2,795.5	$334.0

Gross margin by reporting segment was:

	Six Months Ended June 30
	2004	2003	Change
	(Millions of Dollars)
Powertrain	$163.2	$140.2	$23.0
Sealing Systems and Systems Protection	65.9	61.4	4.5
Friction	62.8	65.1	(2.3)
Aftermarket	342.2	310.5	31.7
Corporate	(18.7)	(10.2)	(8.5)

	$615.4	$567.0	$48.4

Net sales increased by $334 million, or 12%, to $3,130 million for the six months ended June 30, 2004 from $2,796 million in the same period of 2003. Net sales were favorably impacted by $144 million of foreign currency, higher OE volumes reflecting vehicle production in North America and Europe and new business growth and market share performance in both the OE market and the Aftermarket. These favorable impacts were partially offset by price reductions of $42 million and the impact of business interruption of $25 million resulting from a fire at the Company’s Smithville, Tennessee distribution facility.

Gross margin increased by $48 million, or 8%, to $615 million for the six months ended June 30, 2004 from $567 million in the same period of 2003. Gross margin was favorably impacted by $24 million of foreign currency, increased sales volumes and continued net productivity resulting from the Company’s cost reduction and restructuring activities. These positive factors were partially offset by price reductions of $42 million and the impact of business interruption of $9 million resulting from a fire at the Company’s Smithville, Tennessee distribution facility.

Reporting Segment Results – Six Months Ended June 30, 2004 compared to June 30, 2003

The following table provides a reconciliation of changes in net sales and gross margin for the six months ended June 30, 2004 compared with the six months ended June 30, 2003 for each of the Company’s reporting segments. “SSP” and “AM” represent Sealing Systems and Systems Protection and Aftermarket, respectively.

	Powertrain	SSP	Friction	AM	Corporate	Total
	(Millions of Dollars)
Sales
Six months ended June 30, 2003	$955	$328	$220	$1,293	$—	$2,796
Foreign currency	72	11	18	43	—	144
Sales volumes	99	22	24	112	—	257
Price reductions	(22)	(6)	(2)	(12)	—	(42)
Smithville business interruption	—	—	—	(25)	—	(25)

Six months ended June 30, 2004	$1,104	$355	$260	$1,411	$—	$3,130

	Powertrain	SSP	Friction	AM	Corporate	Total
	(Millions of Dollars)
Gross Margin
Six months ended June 30, 2003	$140	$61	$65	$311	$(10)	$567
Foreign currency	10	2	6	7	(1)	24
Sales volumes / mix	36	6	4	42	—	88
Price reductions	(22)	(6)	(2)	(12)	—	(42)
Smithville business interruption	—	—	—	(9)	—	(9)
Depreciation and pension expense	(2)	—	(6)	—	(8)	(16)
Productivity gains (losses), net of inflation	1	3	(4)	3	—	3

Six months ended June 30, 2004	$163	$66	$63	$342	$(19)	$615

Powertrain

Net sales increased by $149 million, or 16%, to $1,104 million for the six months ended June 30, 2004 from $955 million in the same period of 2003. The increase in sales was due to favorable foreign currency of $72 million and increased sales volumes of $99 million comprised of North American increases of $28 million and European and Asian increases of $71 million. New business growth and favorable vehicle production levels represent $33 million and $66 million, respectively, of the $99 million sales increase. These positive factors were partially offset by price reductions of $22 million.

Gross margin increased by $23 million to $163 million, or 15% of sales, for the six months ended June 30, 2004 compared to $140 million, or 15% of sales, for the same period of 2003. Foreign currency and increased volumes contributed $10 million and $36 million, respectively. These positive factors were partially offset by price reductions of $22 million and increases in depreciation expense of $2 million.

Sealing Systems and Systems Protection

Net sales increased by $27 million, or 8%, to $355 million for the six months ended June 30, 2004 from $328 million in the same period of 2003. The increase in sales resulted from favorable foreign currency of $11 million and increased sales volumes of $22 million originating primarily in North America. New business growth and favorable vehicle production levels represent $16 million and $6 million, respectively, of the $22 million sales increase. These positive factors were partially offset by price reductions of $6 million.

Gross margin increased by $5 million to $66 million, or 19% of sales, for the six months ended June 30, 2004 compared to $61 million, or 19% of sales, for the same period of 2003. Gross margin was favorably impacted by $2 million of foreign currency, $6 million of sales volumes and $3 million of productivity in excess of inflation. These favorable impacts were partially offset by price reductions of $6 million.

Friction

Net sales increased by $40 million, or 18%, to $260 million for the six months ended June 30, 2004 from $220 million in the same period of 2003. The increase in sales resulted from favorable foreign currency of $18 million and increased sales volumes of $24 million comprised of North American increases of $4 million and European and Asian increases of $20 million. New business growth and favorable vehicle production levels represent $11 million and $13 million, respectively, of the $24 million sales increase. These favorable impacts were partially offset by price reductions of $2 million.

Gross margin was $63 million, or 24% of sales, for the six months ended June 30, 2004 compared to $65 million, or 30% of sales, for the same period of 2003. Gross margin was favorably impacted by foreign currency of $6 million and sales volumes of $4 million. These favorable impacts were more than offset by inflation in excess of productivity of $4 million, price reductions of $2 million and increased depreciation and pension expense of $6 million.

Aftermarket

Net sales increased by $118 million, or 9%, to $1,411 million for the six months ended June 30, 2004 from $1,293 million in the same period of 2003. The increase in sales resulted from $43 million of favorable foreign currency and increased sales volumes of $112 million, originating primarily in North and Latin America. These favorable impacts were partially offset by price reductions of $12 million and business interruption of $25 million resulting from a fire at the Company’s Smithville, Tennessee distribution facility.

Gross margin increased by $31 million to $342 million, or 24% of sales, for the six months ended June 30, 2004 from $311 million, or 24% of sales, in the same period of 2003. Gross margin was favorably impacted by foreign currency of $7 million, increased sales volumes of $42 million, and productivity in excess of inflation of $3 million. These favorable impacts were partially offset by price reductions of $12 million and business interruption of $9 million.

Corporate

Corporate expenses are comprised primarily of certain central headquarters functions as well as employee post-retirement benefits and other general insurance coverages. The increase of $9 million in Corporate expenses is primarily due to increased pension expense attributable to actual versus expected returns on pension plan assets in prior years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $478 million, or 15% of net sales, for the six months ended June 30, 2004 as compared to $453 million, or 16% of net sales, for the same period of 2003. Selling, general and administrative expenses, while decreasing as a percentage of sales, increased by $25 million primarily due to foreign currency.

Interest Expense, net

Interest expense, net was $50 million for the six months ended June 30, 2004 compared to $51 million for the same period of 2003. Excluding interest income of $8 million received in 2003 pursuant to a Federal income tax refund, interest expense decreased by $9 million for the six months ended June 30, 2004 as compared to the same period of 2003. This decrease results from reduced interest expense on the DIP credit facility resulting from favorable interest rates and lower average outstanding borrowings, and lower amortization expense related to certain debt issuance fees fully amortized in the period.

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

Restructuring Activities

During the six month period ended June 30, 2004, no restructuring charges were recognized by the Company as no additional programs were formalized and announced, and no additional charges were incurred in relation to ongoing restructuring programs. The Company continues to execute previously announced restructuring programs, particularly the relocation of production and closure of certain U.S. and U.K. Powertrain manufacturing operations. Cash payments against and adjustments to previously recorded restructuring reserves totaled $21.4 million for the six month period ended June 30, 2004.

Chapter 11 and Administration Related Reorganization Expenses

Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Six Months Ended June 30
	2004	2003
	(Millions of Dollars)
Professional fees directly related to the filing	$53.9	$48.9
Critical employee retention costs	4.0	4.1
Other direct costs	2.5	6.7

	$60.4	$59.7

Cash payments for Chapter 11 and Administration related reorganization expenses totaled $44 million and $38 million for the six months ended June 30, 2004 and 2003, respectively.

Income Tax Expense

For the six months ended June 30, 2004, the Company recorded income tax expense of $39.6 million on earnings from continuing operations before income taxes of $10.2 million. This compares to income tax expense of $38.5 million on earnings from continuing operations before income taxes of $0.7 million in the same period of 2003. Income tax expense for the six month period ended June 30, 2004 varied from the U.S. statutory rate due primarily to the non-recognition of income tax benefits and non-deductible items in certain foreign jurisdictions, the non-recognition of income tax expense on U.S. operating earnings and the carryback of prior year U.S. losses that resulted in a tax benefit of approximately $8 million.

Labor Matters

The Company has entered into collective bargaining agreements with ten unions that cover approximately one-half of its wholly owned US manufacturing facilities, and include approximately 43% of its manufacturing workforce. Almost all of the Company’s unionized facilities have separate contracts with differing expiration dates. Seven local union agreements are scheduled to expire within one year.

In three of the Company’s facilities, located in Greenville, St. Johns and Sparta, Michigan, the Company is pursuing wage and benefit concessions from the United Auto Workers (“UAW”) to reduce operating expenses at those locations. If the Company is unable to reach agreement with the UAW, the Company may consider, among other options, closing those facilities. Simultaneously, the UAW is pursuing the concept of a neutrality agreement with the Company that would obligate the Company to assist the UAW in attempting to organize the Company’s non-union facilities. The Company strongly objects to the notion of a neutrality agreement with any union. The Company is unable to predict at this time whether it will be able to successfully conclude negotiations with the UAW, and the Company is currently taking certain actions designed to mitigate the effect that an industrial action could have on its operations. A majority of the Company’s non-US based manufacturing workforce is represented by works councils and/or unions for whom negotiations determining wages, hours and terms take place at both a national and local level. The Company continues to pursue actions and negotiations to increase productivity and reduce labor costs in these facilities.

As a result of the negotiations involving the future of the T&N Pension Scheme and the possibility that certain Scheme participants will receive a reduced pension benefit upon the UK Debtors’ emergence from administration, the Company anticipates that industrial actions could take place in the near term at one or more of its UK facilities. The Company is working diligently to try to avoid such actions and is simultaneously establishing contingency plans to mitigate the effect that such industrial actions could have on its UK operations should such actions occur.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 15 of the accompanying financial statements, “Litigation and Environmental Matters.”

Liquidity and Capital Resources

Cash Flow

Cash flow provided from operating activities was $281 million for the six months ended June 30, 2004, representing an improvement of $86 million as compared to the same period of 2003. The net improvement in cash provided from operating activities was attributable to the following factors:

•	A $10 million reduction in the Company’s net loss;

•	Increased depreciation and amortization expense of $17 million reflecting past capital investment for manufacturing improvements and cost reduction and restructuring activities;

•	Working capital cash impact of $132 million attributable to higher current period sales volumes and the replenishment of approximately $40 million of aftermarket inventory destroyed in the Smithville, Tennessee distribution center fire;

•	Receipt of insurance proceeds of $55 million related to the Smithville, Tennessee fire; and

•	Change in other assets and liabilities providing $131 million in cash. This change was principally the result of non-cash foreign currency of $21 million, pension expense in excess of actual cash contributions of $42 million, and timing of other commercial and payroll related payments.

Cash flow used by investing activities was $119 million in the first six months of 2004. Capital expenditures of $132 million were partially offset by proceeds from the sale of property, plant and equipment of $13 million. Cash flow used by financing activities was $47 million for the first six months of 2004 resulting from a net paydown of the Company’s debtor-in-possession (“DIP”) credit facility of $42 million, combined with repayments of certain short-term and international debt.

Reorganization Financing

The Company has a $600 million DIP credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. The DIP credit facility has a current expiration date in February 2005, and bears interest at either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greater of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $600 million commitment is mandatorily reduced by a portion of proceeds received from future asset or business divestitures. As of June 30, 2004 the outstanding balance of $278 million on the DIP credit facility has been classified as short-term debt in the accompanying financial statements. The Company intends to renegotiate the DIP credit facility prior to its expiration, if necessary.

The Company’s available borrowings under the DIP credit facility are determined by the underlying collateral at any point in time, consisting of its domestic inventories, domestic accounts receivable, and domestic property, plant, and equipment. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. At June 30, 2004, the Company had $278 million of outstanding borrowings and has issued $20 million in letters of credit under this facility. Based upon the collateral securing the DIP credit facility, the Company had $576 million available for borrowings at June 30, 2004.

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

At June 30, 2004 the Company was in compliance with all debt covenants under its existing DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the expiration of the facility. Changes in the business environment, market factors, macroeconomic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

Restricted Cash

Under the U.K. Restructuring Proceedings, cash in the United Kingdom is available only for use by the debtor entities within the United Kingdom and is not available for use outside of such entities. At June 30, 2004 and December 31, 2003, such cash balances were $283 million and $261 million, respectively.

Other Liquidity and Capital Resource Items

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $140 million and $131 million as of June 30, 2004 and December 31, 2003, respectively.

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

Pursuant to its Turkish joint venture arrangement, the Company’s joint venture partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of its investment partner. The total amount of the contingent guarantee as of June 30, 2004, were all triggering events to occur, approximates $50 million. Management believes that this contingent guarantee is substantially less than the current fair value of the guarantees’ interest in the affiliate. This put option, if exercised at the current fair value, could have a material effect on the Company’s liquidity position.

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

Foreign Currency Risk

The Company is subject to the risk of changes in foreign currency exchange rates due to its global operations. The Company manufactures and sells its products in North America, South America, Europe, Asia and Africa. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and distributes its products. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

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

Additionally, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. The DIP credit facility expires in February 2005, and the interest rate is either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greater of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. Accordingly, the Company’s variable interest expense is sensitive to changes in the general level of global market interest rates as related to the DIP facility.

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

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004, subject to the limitations previously described.

Robert S. Miller, Jr. was appointed as Chief Executive Officer of the Company on July 21, 2004. Prior to that date, Charles G. McClure, Jr. served as Chief Executive Officer of the Company.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(a)	Contingencies.

Note 15 to the Consolidated Financial Statements, “Litigation and Environmental Matters”, that is included in Part I of this report, is incorporated herein by reference.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K:

(1)	On April 20, 2004, the Company filed a Current Report on Form 8-K to report the issuance of a press release announcing its financial results for the quarter ended March 31, 2003.

(2)	On April 5, 2004, the Company filed a Current Report on Form 8-K to announce that the Company and its plan of reorganization co-proponents postponed the April 13-14, 2004 Disclosure Statement Hearing in the U.S. Bankruptcy Court in Delaware.

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

Dated: July 30, 2004