Form 10-Q
period 2004-09-30
FEDERAL MOGUL CORP
filed 2004-10-29
CIK 34879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Yes ☐    No ☒

As of October 26, 2004, there were 87,141,007 outstanding shares of the registrant’s $5.00 stated value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2004

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

Chapter 11 and Administration

•	Factors relating to the Company’s filing for Chapter 11 in the U.S. and the filing for Administration by certain of the Company’s subsidiaries in the U.K. such as: the possible disruption of relationships with creditors, customers, and employees; the Company’s ability to implement its plan of reorganization in the U.S. and schemes of arrangement or company voluntary arrangements in the U.K.; the outcome of asbestos litigation proceedings; and the Company’s compliance with its debtor-in-possession financing arrangements.

Legal and Environmental Proceedings

•	Legal actions and claims of undetermined merit and amount involving, among other things, product liability, warranty, recalls of products manufactured or sold by the Company, and environmental and safety issues involving the Company’s products or facilities.

•	The merit and amount of claims to reinsurance carriers for asbestos-related claims, and the financial viability of and resources available to the reinsurance carriers to meet these claims.

Business Environment and Economic Conditions

•	The Company’s ability to generate cost savings or manufacturing efficiencies to offset or exceed contractually or competitively required price reductions or price reductions to obtain new business.

•	Variations in the financial or operational condition of the Company’s significant customers, particularly the world’s original equipment manufacturers of commercial and personal vehicles.

•	Fluctuations in the price and availability of raw materials and other supplies used in the manufacturing and distribution of the Company’s products.

•	Material shortages, transportation system delays, or other difficulties in markets where the Company purchases supplies for the manufacturing of its products.

•	Significant work stoppages, disputes, or any other difficulties in labor markets where the Company obtains materials necessary for the manufacturing of its products or where its products are manufactured, distributed or sold.

•	Increased development of fuel cells, hybrid-electric or other non-combustion engine technologies.

•	The Company’s ability to obtain cash adequate to fund its needs, including the borrowings available under its debtor-in-possession credit facility and the availability of financing for the Company’s subsidiaries not included under the voluntary filing for Chapter 11 in the U.S. or Administration in the U.K.

•	Changes in actuarial assumptions, interest costs and discount rates, and fluctuations in the global securities markets which directly impact the valuation of assets and liabilities associated with the Company’s pension and other postemployment benefit plans.

Other Factors

•	Various worldwide economic, political and social factors, changes in economic conditions, currency fluctuations and devaluations, credit risks in emerging markets, or political instability in foreign countries where the Company has significant manufacturing operations, customers or suppliers.

•	Physical damage to or loss of significant manufacturing or distribution property, plant and equipment due to fire, weather or other factors beyond the Company’s control.

•	New or expanded litigation activity regarding alleged asbestos claims against subsidiaries of the Company not included in either the U.S. Chapter 11 or the U.K. Administration Proceedings.

•	Legislative activities of governments, agencies, and similar organizations, both in the United States and in foreign countries, that may affect the operations of the Company.

•	Possible terrorist attacks or acts of aggression or war, that could exacerbate other risks such as slowed vehicle production or the availability of supplies for the manufacturing of the Company’s products.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$1,511.1	$1,337.6	$4,640.6	$4,133.1
Cost of products sold	1,231.0	1,087.0	3,745.1	3,315.5

Gross margin	280.1	250.6	895.5	817.6
Selling, general and administrative expenses	235.5	211.8	713.5	664.9
Adjustment of long-lived assets to fair value	12.9	0.9	36.0	4.5
Interest expense, net	23.2	23.1	73.1	74.4
Chapter 11 and Administration related reorganization expenses	6.4	25.7	66.8	85.4
Equity earnings of unconsolidated affiliates	(8.2)	(6.3)	(28.4)	(20.7)
Other expense, net	13.9	9.7	27.9	22.7

Earnings (loss) from continuing operations before income tax expense	(3.6)	(14.3)	6.6	(13.6)
Income tax expense	30.6	12.7	70.2	51.2

Loss from continuing operations	(34.2)	(27.0)	(63.6)	(64.8)
Loss from discontinued operations, net of income tax	—	(2.5)	—	(4.0)

Net loss	$(34.2)	$(29.5)	$(63.6)	$(68.8)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.39)	$(0.31)	$(0.73)	$(0.74)
Loss from discontinued operations, net of income tax	—	(0.03)	—	(0.05)

Net loss per common share	$(0.39)	$(0.34)	$(0.73)	$(0.79)

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	(Unaudited) September 30 2004	December 31 2003
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$597.6	$472.4
Accounts receivable, net	1,083.5	976.5
Inventories, net	927.8	834.4
Prepaid expenses and other current assets	239.2	257.5

Total current assets	2,848.1	2,540.8
Property, plant and equipment, net	2,277.9	2,404.8
Goodwill and indefinite-lived intangible assets	1,518.7	1,517.1
Definite-lived intangible assets, net	336.8	348.0
Asbestos-related insurance recoverable	815.7	806.1
Prepaid pension costs	270.1	309.2
Other noncurrent assets	197.9	190.7

	$8,265.2	$8,116.7

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$377.2	$14.8
Accounts payable	410.5	332.3
Accrued liabilities	521.5	474.6
Other current liabilities	188.3	185.1

Total current liabilities	1,497.5	1,006.8
Liabilities subject to compromise	6,092.8	6,087.8
Long-term debt	10.8	331.2
Postemployment benefits	1,737.3	1,728.6
Deferred income taxes	87.1	70.4
Other accrued liabilities	235.1	214.4
Minority interest in consolidated affiliates	36.1	54.4
Shareholders’ deficit:
Series C ESOP preferred stock	28.0	28.0
Common stock	435.6	435.6
Additional paid-in capital	2,061.0	2,060.5
Accumulated deficit	(2,997.0)	(2,933.4)
Accumulated other comprehensive loss	(959.1)	(967.6)

Total shareholders’ deficit	(1,431.5)	(1,376.9)

	$8,265.2	$8,116.7

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2004	2003
	(Millions of Dollars)
Cash provided from (used by) operating activities
Net loss	$(63.6)	$(68.8)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization	251.4	227.5
Adjustment of long-lived assets to fair value	36.0	4.5
Change in postemployment benefits, including pensions	56.8	87.0
Deferred taxes	18.8	26.0
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(112.5)	11.7
(Increase) decrease in inventories	(141.7)	19.0
Increase (decrease) in accounts payable	78.5	(2.0)
Changes in other assets and liabilities	81.2	(42.3)
Insurance proceeds	55.5	—

Net cash provided from operating activities	260.4	262.6
Cash provided from (used by) investing activities
Expenditures for property, plant and equipment	(190.0)	(214.8)
Proceeds from the sale of property, plant and equipment	13.0	6.5
Net proceeds from sale of businesses	—	23.6

Net cash used by investing activities	(177.0)	(184.7)
Cash provided from (used by) financing activities
Proceeds from borrowings on DIP credit facility	90.0	105.5
Principal payments on DIP credit facility	(51.7)	(110.2)
Increase (decrease) in short-term debt	4.4	(17.1)
Decrease in other long-term debt	(0.2)	(2.5)

Net cash provided from (used by) financing activities	42.5	(24.3)
Effect of foreign currency exchange rate fluctuations on cash and equivalents	(0.7)	24.1

Increase in cash and equivalents	125.2	77.7
Cash and equivalents at beginning of period	472.4	395.1

Cash and equivalents at end of period	$597.6	$472.8

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2004

1.	Basis of Presentation

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary to present a fair statement of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Certain items in the 2003 consolidated financial statements have been reclassified to conform to the presentation used in the current period.

Financial Statement Presentation: On October 1, 2001 (the “Petition Date”), the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring or the U.K. Restructuring are herein referred to as the “Debtors.” The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings.” The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in the normal course.

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all domestic and international subsidiaries that are more than 50% owned. Investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method. Equity method investments aggregated $142.6 million and $131.2 million at September 30, 2004 and December 31, 2003, respectively, and are included in the consolidated balance sheets as “other noncurrent assets.” These equity investees had approximately $474 million of net sales and approximately $51 million in net income for the nine months ended September 30, 2004. As of September 30, 2004, the equity investees had approximately $278 million in total net assets. Intercompany accounts and transactions have been eliminated in the Company’s consolidated financial statements.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts including pistons, pins, piston rings, and cylinder liners to original equipment (“OE”) and Aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the investment partner. The contingent guarantee can be exercised at the discretion of the joint venture partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of September 30, 2004, the total amount of the contingent guarantee, were all triggering events to occur, approximated $50 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. Management also believes that exercise of the put option is not reasonably likely within the foreseeable future. However, if this put option was exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its investment partner.

Discontinued Operations: During 2003, the Company completed divestitures of its U.S. camshaft operations, the majority of its original equipment lighting operations, and its operations located in Hampton, Virginia and Solon, Ohio. The aggregate net earnings of these divestitures are reported as discontinued operations in the Company’s consolidated statements of operations for the three and nine month periods ended September 30, 2003. Additional financial information related to the Company’s discontinued operations is presented in Note 6 to the Company’s consolidated financial statements, “Discontinued Operations.”

2.	Voluntary Reorganization under Chapter 11 and Administration

On October 1, 2001, Federal-Mogul and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 in the High Court. Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in the normal course.

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

Unsecured creditors, including trade creditors, of the U.S. Debtors are projected to receive cash distributions under the Plan equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate of all allowed unsecured claims against the U.S. Debtors does not exceed $258 million. Any excess above this amount could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive. Unsecured creditors, including trade creditors, of the U.K. Debtors will receive distributions that vary according to terms specified within the Plan and Disclosure Statement.

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

In October 2004, the Administrators applied to the High Court for directions related to: 1) questions of fairness of the Plan; 2) the approach of the High Court to CVAs and schemes of arrangement designed to implement the Plan within the U.K.; 3) the compatibility with English pension laws of the proposals for the trustees of pension schemes of the U.K. debtors; and 4) the impact under English insolvency law should the Administrators not propose CVAs and schemes of arrangement. In response to the application for directions, the High Court directed the Administrators to not propose schemes of arrangement and CVAs consistent with the draft schemes and draft CVAs included within the currently filed Plan without further order of the High Court. In addition, the High Court directed the Administrators to not convene meetings of creditors of the U.K. Companies pursuant to any demands or requisitions made pursuant to the Plan. Additionally, the High Court granted the Administrators leave to modify their consent, if necessary, with the directors of the U.K. Debtors exercising their powers either to a) promote and/or confirm the Plan; or b) file or continue any motion in the Bankruptcy Court which seeks relief in relation to the Administrators or the U.K. Debtors.

If neither agreement can be achieved, then one or more of the following may occur with respect to each U.K. Debtor: (a) the U.K. Debtors and the Plan Proponents may ask the High Court to approve the Plan with respect to the U.K. Debtors as a matter of comity; or (b) Federal-Mogul may bid for those businesses of the U.K. Debtors that are valuable to Federal-Mogul and its customers and any actual or deemed transfer of assets to Federal-Mogul in connection therewith shall be entitled to the benefits of the injunction pursuant to Section 524(g) of the Bankruptcy Code. If Federal-Mogul is not the successful bidder, the injunction pursuant to Section 524(g) of the Bankruptcy Code shall not apply to the transfer of any assets to any entity other than Federal-Mogul or its designee. The Company believes that, in the event the assets of the U.K. debtors are marketed for public sale, Federal-Mogul ultimately will be the successful bidder for those assets that are valuable to Federal-Mogul and its customers. Any remaining assets would be liquidated. The Company believes that such a non-consensual process with the Administrators is not in the best interest of the creditors of the U.K. Debtors, including pension creditors, and employees of the U.K. Debtors, and that the failure to arrive at a consensual plan could be damaging to the interests of such parties.

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

The Company’s available borrowings under the existing DIP credit facility are determined by the underlying collateral at any point in time, consisting of its domestic inventories, domestic accounts receivable, and domestic property, plant, and equipment. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. Amounts available and outstanding on the DIP credit facility are further discussed in Note 9 to the consolidated financial statements.

As a condition of the existing DIP credit facility, the Bankruptcy Court ordered that the noteholders receive, in cash, adequate protection payments equal to one-half of one percent (0.5%) per year of the outstanding notes per year. These cash payments, which approximate $2.6 million per quarter, are recorded as interest expense in the statement of operations. All cash adequate protection payments made to the noteholders are provisional in nature and are subject to recharacterization, credit against allowed claims, or other relief if the Bankruptcy Court were to ultimately conclude that the noteholders were not entitled to such payments.

The Bankruptcy Court further ordered additional adequate protection to the noteholders in the form of either cash payment of one-half of one percent (0.5%) per year of the outstanding notes or the granting of an administrative expense claim pursuant to Section 507(b) of the Bankruptcy Code in the amount of one percent (1.0%) per year of the outstanding notes. The Company has elected to grant an administrative expense claim in favor of the noteholders for this additional adequate protection. All adequate protection administrative expense claims inured in favor of the noteholders are provisional in nature and subject to challenge by all parties-in-interest to the Restructuring Proceedings. Accordingly, the ultimate amount and related payment terms, if any, for these administrative expense claims will be established in connection with the Restructuring Proceedings. Accordingly, such administrative expense claims, approximating $62 million as of September 30, 2004, have not been recorded in the accompanying financial statements.

Financial Statement Classification

As reflected in the consolidated financial statements, “Liabilities subject to compromise” refers to Debtors’ liabilities incurred prior to the commencement (“pre-petition”) of the Restructuring Proceedings.

Virtually all of the Company’s pre-petition debt is in default. At September 30, 2004, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise.” This includes debt outstanding of $1,933.4 million under the pre-petition Senior Credit Agreements and $2,118.2 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $29.2 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

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

Liabilities subject to compromise are comprised of the following:

	September 30 2004	December 31 2003
	(Millions of Dollars)
Debt	$4,022.4	$4,020.7
Asbestos liabilities	1,571.0	1,568.4
Company-obligated mandatorily redeemable securities	210.6	211.0
Accounts payable	200.1	201.8
Interest payable	43.9	43.9
Environmental liabilities	23.4	23.8
Other accrued liabilities	21.4	18.2

	6,092.8	6,087.8
Intercompany payables to affiliates	3,238.9	3,204.9

	$9,331.7	$9,292.7

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

Chapter 11 and Administration related reorganization expenses in the accompanying statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(Millions of Dollars)
Professional fees directly related to the filing	$21.7	$23.5	$75.6	$72.4
Critical employee retention costs	2.0	1.4	6.0	5.5
Other directly related costs	1.2	0.8	3.7	7.5
Gain on settlement of outstanding claim	(18.5)	—	(18.5)	—

	$6.4	$25.7	$66.8	$85.4

In July 2004, the Company reached an agreement with a creditor of one of the Company’s U.S. subsidiaries whereby the Company and the creditor settled an outstanding liability of $20 million in exchange for a general unsecured claim of $1.5 million. The settlement agreement was approved by the Bankruptcy Court on July 30, 2004. As a result of this agreement, the Company reduced its recorded liability for this claim and recorded a gain of $18.5 million during the quarter ended September 30, 2004.

Cash payments for Chapter 11 and Administration related reorganization expenses totaled $77 million and $64 million for the nine months ended September 30, 2004 and 2003, respectively.

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

Approximately 10,600 proofs of claim totaling approximately $158.5 billion alleging a right to payment from a Debtor were filed in connection with the March 3, 2003 bar date as follows:

•	Approximately 2,200 claims, totaling approximately $142.1 billion, which the Company believes should be disallowed by the Bankruptcy Court primarily because these claims appear to be duplicative or unsubstantiated claims.

•	Approximately 400 claims, totaling approximately $8.1 billion, are associated with asbestos-related contribution, indemnity, or reimbursement claims. Based upon its preliminary review, the Company believes that a large number of these claims should be disallowed as contingent contribution or reimbursement claims.

•	Approximately 100 claims, totaling approximately $7.1 billion, represent bank and note-holder debt claims. The Company has previously recorded approximately $4.3 billion for these claims, which is included in the financial statement caption “Liabilities subject to compromise”. The Company believes amounts in excess of its books and records are duplicative and will ultimately be resolved in the consensual plan of reorganization.

•	Approximately 3,800 claims, totaling approximately $200 million, are alleging asbestos-related property damage. Based on its review, the Company believes most of these claims are duplicative or unsubstantiated.

•	Approximately 2,000 claims, totaling approximately $40 million, have been reviewed and are deemed allowed by the Company. The liability for such claims is included within the financial statement caption “Liabilities subject to compromise.”

The Company has not completed its evaluation of the approximate remaining 2,100 claims, totaling approximately $1.0 billion, alleging rights to payment for financing, environmental, trade accounts payable and other matters. The Company continues to investigate these unresolved proofs of claim, and intends to file objections to the claims that are inconsistent with its books and records. As of September 30, 2004, the Debtors have filed objections to more than 5,600 proofs of claim, and have obtained stipulations or orders involving almost 1,100 claims, which either (i) reduce the filed claims to an amount that is consistent with the Debtors books or records, or (ii) completely disallow the claims.

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

Restricted Cash

Under the U.K. Restructuring Proceedings, cash in the United Kingdom is available only for use by the debtor entities within the United Kingdom and is not available for use outside of such entities. At September 30, 2004 and December 31, 2003, such cash balances were approximately $295 million and $261 million, respectively.

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

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(Millions of Dollars)
Net sales	$894.7	$841.9	$2,731.7	$2,593.1
Cost of products sold	757.5	708.0	2,271.1	2,145.9

Gross margin	137.2	133.9	460.6	447.2
Selling, general and administrative expenses	152.3	137.7	470.8	445.7
Interest expense, net	23.0	21.9	69.7	72.6
Chapter 11 and Administration related reorganization expenses	6.4	25.7	66.8	85.4
Intercompany interest income from non-Debtors	(96.6)	(80.3)	(276.2)	(240.1)
Other income, net	24.1	(2.1)	10.3	(22.0)

Earnings from continuing operations before income taxes and Equity loss of non-Debtor subsidiaries	28.0	31.0	119.2	105.6
Income tax expense	10.4	3.3	9.9	15.0

Earnings from continuing operations before equity loss of Non-Debtor subsidiaries	17.6	27.7	109.3	90.6
Equity loss from continuing operations of non-Debtor Subsidiaries	(51.8)	(52.4)	(172.9)	(155.4)

Loss from continuing operations	(34.2)	(24.7)	(63.6)	(64.8)
Loss from discontinued operations, net of income taxes, Debtors	—	(4.8)	—	(4.0)

Net loss	$(34.2)	$(29.5)	$(63.6)	$(68.8)

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Balance Sheets

	(Unaudited) September 30 2004	December 31 2003
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$315.2	$281.5
Accounts receivable, net	621.8	558.4
Accounts receivable, non-Debtors	408.1	457.7
Inventories, net	490.8	443.9
Prepaid expenses and other current assets	115.1	116.2

Total current assets	1,951.0	1,857.7
Property, plant and equipment, net	1,058.3	1,127.7
Goodwill and indefinite-lived intangible assets	1,342.2	1,341.1
Definite-lived intangible assets, net	285.3	293.5
Asbestos-related insurance recoverable	815.7	806.1
Loans receivable and investments in non-Debtors	4,760.9	4,619.1
Other noncurrent assets	395.1	439.5

	$10,608.5	$10,484.7

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$358.5	$—
Accounts payable and accrued compensation	276.8	237.0
Accounts payable, non-Debtors	191.5	174.9
Other accrued liabilities	278.3	254.3

Total current liabilities	1,105.1	666.2
Long-term debt	—	320.0
Postemployment benefits	1,482.9	1,458.8
Other accrued liabilities	120.3	123.9
Liabilities subject to compromise	9,331.7	9,292.7
Shareholders’ deficit	(1,431.5)	(1,376.9)

	$10,608.5	$10,484.7

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2004	2003
	(Millions of Dollars)
Net cash provided from operating activities	$83.2	$145.4
Cash provided from (used by) investing activities
Expenditures for property, plant and equipment	(92.3)	(109.8)
Net proceeds from sale of businesses	—	16.0

Net cash used by investing activities	(92.3)	(93.8)
Cash provided from (used by) financing activities
Borrowings on DIP credit facility	90.0	105.5
Principal payments on DIP credit facility	(51.7)	(110.2)

Net cash provided from (used by) financing activities	38.3	(4.7)
Effect of foreign currency exchange rate fluctuations on cash and equivalents	4.5	5.9

Increase in cash and equivalents	33.7	52.8
Cash and equivalents at beginning of period	281.5	189.6

Cash and equivalents at end of period	$315.2	$242.4

3.	Adjustment of Long-Lived Assets to Fair Value

During the nine month periods ended September 30, 2004 and 2003, the Company recorded charges of $36.0 million and $4.5 million, respectively, to adjust property, plant and equipment to their estimated fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The fair value of property, plant and equipment is based upon estimated discounted future cash flows and estimates of salvage value. The impairment charge represents the difference between the estimated fair values and the carrying value of the subject assets.

Impairment charges by reporting segment are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(Millions of Dollars)
Powertrain	$11.9	$0.3	$32.1	$2.8
Sealing Systems and Systems Protection	—	—	—	0.3
Friction	1.0	—	1.0	0.6
Aftermarket	—	0.6	2.7	0.8
Corporate	—	—	0.2	—

	$12.9	$0.9	$36.0	$4.5

During the second quarter of 2004, the Company recorded impairment charges of $20.0 million related to its Powertrain transmission operation in France. This operation is comprised of four facilities that manufacture transmission and gear components primarily for sale to OE customers. High labor content, difficulties in commercialization of new product technology, and continued manufacturing inefficiencies resulted in a revaluation of the expected future cash flows of these facilities as compared to the current carrying value of property, plant and equipment.

During the third quarter of 2004, the Company recorded impairment charges of $12.9 million to reflect the estimated fair value of certain property, plant and equipment. Of this amount, $9.0 million and $2.9 million relate to the impairment of property, plant and equipment located in two piston manufacturing facilities in the United States and China, respectively. The United States impairment reflects the announcement of the closure and relocation of a piston manufacturing facility to other Powertrain facilities primarily in the United States and Mexico. This closure is anticipated to be completed in 2005. The China impairment reflects an assessment of certain piston production assets in relation to current volumes and future business. The remaining $1.0 million impairment reflects the exit of a specific Friction product line resulting in the write down of the net book value of the production assets to estimated salvage value.

4.	Restructuring

The Company has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to lower cost markets. The Company defines restructuring expense to include costs directly associated with exit or disposal activities accounted for in accordance with SFAS No. 146, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other postemployment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

Estimates of restructuring charges are based on information available at the time such charges are recorded. The Company periodically reviews its restructuring activities and related reserves and adjustments are made to recorded reserves to reflect management’s current estimate of the cost of remaining activities to complete. Restructuring reserves are included in current “other liabilities” in the consolidated balance sheets.

In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the exit plan are not likely. In certain countries in which the Company operates, statutory requirements include involuntary termination employee benefits that extend several years into the future. Accordingly, employee severance payments continue well past the date of actual termination at many international locations. Thus, these programs appear to be ongoing when, in fact, terminations and other activities under these programs have been substantially completed.

Management expects that future savings resulting from execution of its restructuring programs will generally result in full pay back within 36 to 60 months. Management expects to finance these restructuring programs through cash generated from its ongoing operations or through cash available under its existing DIP credit facility, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse impact on the Company’s financial position or liquidity.

The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and generally fall into one of the following categories:

1.	Closure of facilities and relocation of production – In connection with the Company’s strategy, certain operations have been closed and related production relocated to low cost geographies or to other locations with available capacity.

2.	Consolidation of administrative functions and standardization of manufacturing processes – The Company has acted to consolidate its administrative functions and change its manufacturing processes to reduce costs and improve operating efficiencies.

The following is a summary of the Company’s consolidated restructuring reserves and related activity for the nine months ended September 30, 2004. “SSP” and “AM” represent Sealing Systems and Systems Protection and Aftermarket, respectively.

	Powertrain	AM	SSP	Friction	Total
	(Millions of Dollars)
Balance of reserves at December 31, 2003	$33.5	$7.5	$2.2	$2.5	$45.7
Payments	(3.6)	(1.9)	(0.1)	(0.4)	(6.0)

Balance of reserves at March 31, 2004	29.9	5.6	2.1	2.1	39.7
Payments	(5.8)	(0.5)	(0.2)	—	(6.5)

Balance of reserves at June 30, 2004	24.1	5.1	1.9	2.1	33.2
Provisions	1.0	4.4	—	—	5.4
Payments	(5.5)	(4.6)	—	(0.2)	(10.3)

Balance of reserves at September 30, 2004	$19.6	$4.9	$1.9	$1.9	$28.3

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs. Significant restructuring activities for the nine months ended September 30, 2004 are described below and include the following:

Powertrain

•	During December 2003, the Company announced the closure and relocation of its Bradford, United Kingdom piston operations to other existing European manufacturing facilities with available capacity or with lower cost to manufacture. Once completed, expected savings associated with this activity are estimated to be approximately $14 million per annum. Approximately $7 million of severance payments were made against this reserve during the nine months ended September 30, 2004. At September 30, 2004, the Company had remaining reserves of approximately $7 million related to this activity. Although, the Company anticipates completing the closure of this facility by the end of 2004, payment of employee severance costs is expected to continue through April 2005.

•

During 2002, the Company initiated administrative function and manufacturing process changes at the Company’s piston manufacturing operations located in Nuremburg, Germany, resulting in a reduction of the employee work force. Once completed, expected savings associated with this activity are estimated to be approximately $4 million per annum. At September 30, 2004, the Company had remaining reserves of approximately $2 million related to this activity. Payment of employee severance costs is expected to continue through June 2009.

•	During 2002, the Company announced the relocation and closure of its piston manufacturing operations in Orangeburg, South Carolina and Sumter, South Carolina to other existing North American manufacturing facilities with available capacity or with lower cost to manufacture. Once completed, expected savings associated with this activity are estimated to be approximately $15 million per annum. The closure of Orangeburg was completed during 2003 and closure of Sumter is expected to be completed by the end of 2004. Approximately $2 million of employee severance payments were made against this reserve during the nine months ended September 30, 2004. At September 30, 2004, the Company had remaining reserves of approximately $3 million related to these activities and payments are expected to continue through June 2005.

•	During 2001, the Company’s German engine bearing operations announced restructuring programs to transfer certain low volume production with high labor content to low cost geographies, specifically Poland. Once completed, expected savings associated with this activity are estimated to be approximately $8 million per annum. The transfer of production is expected to be completed by the end of 2004. At September 30, 2004, the Company had remaining reserves of approximately $5 million related to these activities. Payment of employee severance costs is expected to continue through 2008.

Aftermarket

•	During 2004, the Company relocated its ignition operations from Naas, Ireland to Carpi, Italy. Expected savings associated with this activity are estimated to be approximately $2 million per annum. The Company completed the closure of its Naas, Ireland facility during the third quarter of 2004. Related employee severance costs of approximately $4 million were charged and paid during the nine months ended September 30, 2004. At September 30, 2004, the Company had no remaining reserves related to this activity.

•	During 2003, the Company relocated its ignition production from Aubange, Belgium to Upton, England. Expected savings associated with this activity are estimated to be approximately $5 million per annum. The relocation of this production was completed in 2003. At September 30, 2004, the Company had remaining reserves of approximately $3 million related to this activity. Payment of employee severance costs is expected to continue through 2005.

•	During 2002, the Company announced and began the consolidation of certain distribution operations at its Aftermarket distribution facility located in France into its central European distribution facility in Belgium. Expected savings associated with this activity are estimated to be approximately $5 million per annum. Consolidation of these facilities was completed in 2003. At September 30, 2004, the Company had remaining reserves of approximately $1 million related to this activity, which are expected to be paid by the end of 2004.

5.	Other Expense, Net

The specific components of “Other expense, net” are provided in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(Millions of Dollars)
Amortization of intangible assets	$4.3	$4.2	$12.7	$12.6
Restructuring charges	5.4	8.1	5.4	28.3
Minority interest earnings in consolidated subsidiaries	0.7	0.6	3.1	0.9
Loss (gain) on sale of assets	8.6	1.4	9.0	(3.2)
Foreign currency transaction loss (gain)	(2.6)	(0.8)	5.7	(8.4)
Miscellaneous	(2.5)	(3.8)	(8.0)	(7.5)

	$13.9	$9.7	$27.9	$22.7

6.	Discontinued Operations

During 2003, the Company completed divestitures of its U.S. camshaft operations, the majority of its original equipment lighting operations, and its operations located in Hampton, Virginia and Solon, Ohio. The aggregate net earnings of these divestitures are reported as discontinued operations in the Company’s consolidated statements of operations for the three and nine month periods ended September 30, 2003. Summarized financial information related to the Company’s discontinued operations is as follows:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(Millions of Dollars)
Net sales	$8.8	$67.8
Cost of products sold	8.8	59.2

Gross margin	—	8.6
Selling, general and administrative expenses	0.9	2.8
Net loss on divestitures	0.3	6.8
Other expense, net	1.5	2.6

Loss before income taxes	(2.7)	(3.6)
Income tax expense (benefit)	(0.2)	0.4

Loss from discontinued operations	$(2.5)	$(4.0)

7.	Inventories

Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 47% and 46% of inventories at September 30, 2004 and December 31, 2003, respectively. The remaining inventories are recorded using the first-in, first-out (FIFO) method. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories is provided in the table below:

	September 30 2004	December 31 2003
	(Millions of Dollars)
Raw materials	$182.6	$167.7
Work-in-process	159.8	136.6
Finished products	664.2	597.9

	1,006.6	902.2
Allowances and reserves	(78.8)	(67.8)

	$927.8	$834.4

8.	Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30 2004	December 31 2003
	(Millions of Dollars)
Accrued compensation	$251.2	$220.3
Accrued customer rebates	62.1	59.7
Non-income taxes payable	47.3	40.0
Accrued income taxes	46.9	31.4
Accrued Chapter 11 and Administration expenses	33.4	34.0
Restructuring reserves	28.3	45.7
Accrued product returns	22.4	21.0
Accrued professional services	17.0	11.1
Accrued warranty	12.9	11.4

	$521.5	$474.6

9.	Debt

Long-term debt consisted of the following:

	September 30 2004	December 31 2003
	(Millions of Dollars)
DIP credit facility	$358.3	$320.0
Other	29.7	26.0

	388.0	346.0
Less: current maturities included in short-term debt	377.2	14.8

	$10.8	$331.2

The Company has a $600 million debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. The DIP credit facility has a current expiration date in February

2005. Accordingly, outstanding borrowings under the DIP credit facility as of September 30, 2004 are classified as short-term in the accompanying balance sheet.

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

	September 30 2004	December 31 2003
	(Millions of Dollars)
Contractual commitment	$600.0	$600.0
Mandatory commitment reductions – divestitures	24.3	—

Current commitment	$575.7	$600.0

Outstanding:
Current borrowings	$358.3	$320.0
Letters of credit	22.1	17.9

Total outstanding	380.4	337.9
Available to borrow	195.3	236.6

Total borrowing base	$575.7	$574.5

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

Comprehensive income (loss) is defined as all changes in a Company’s net assets except changes resulting from transactions with stockholders. It differs from net loss in that certain items currently recorded in equity would be included in comprehensive income (loss). A summary of the Company’s comprehensive income (loss) is shown in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(Millions of Dollars)
Net loss	$(34.2)	$(29.5)	$(63.6)	$(68.8)
Foreign currency translation adjustments	21.7	0.2	8.5	158.2

Total comprehensive income (loss)	$(12.5)	$(29.3)	$(55.1)	$89.4

11.	Income Taxes

For the nine months ended September 30, 2004, the Company recorded income tax expense of $70.2 million on earnings from continuing operations before income taxes of $6.6 million. This compares to income tax expense of $51.2 million on a loss from continuing operations before income taxes of $13.6 million in the same period of 2003. Income tax expense varied from the U.S. statutory rate due primarily to the non-recognition of income tax benefits and non-deductible items in certain foreign jurisdictions, partially offset by the non-recognition of income tax expense on U.S. operating earnings and the carryback of prior year U.S. losses that resulted in a tax benefit of approximately $8 million.

12.	Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(Millions of Dollars, Except Share and Per Share Amounts)
Numerator:
Loss from continuing operations	$(34.2)	$(27.0)	$(63.6)	$(64.8)
Loss from discontinued operations	—	(2.5)	—	(4.0)

Numerator for basic and diluted loss per common share	$(34.2)	$(29.5)	$(63.6)	$(68.8)

Denominator:
Weighted average shares outstanding, basic and diluted (in millions)	87.1	87.1	87.1	87.1

Basic and diluted loss per common share	$(0.39)	$(0.34)	$(0.73)	$(0.79)

As a result of the Restructuring Proceedings, the Company stopped accruing and paying dividends on its Series C Preferred Stock.

13.	Incentive Stock Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its employee stock awards. Accordingly, no compensation cost has been recognized for its stock option grants, as the exercise price of the Company’s employee stock options equals the underlying stock price on the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 “Accounting for Stock Based Compensation”, the Company’s net loss and loss per share amounts would not have changed in either of the three month periods ended September 30, 2004 and 2003, or in either of the nine month periods ended September 30, 2004 and 2003.

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

Components of net periodic benefit cost for the three month periods ended September 30 are as follows:

	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2004	2003	2004	2003	2004	2003
	(Millions of Dollars)
Service cost	$5.6	$6.3	$0.2	$0.6	$4.8	$4.1
Interest cost	15.0	14.7	9.6	8.5	34.4	31.3
Expected return on plan assets	(13.4)	(12.1)	—	—	(32.3)	(29.9)
Unrecognized loss	6.4	8.0	5.6	0.8	14.4	12.0
Curtailment	3.6	—	—	—	—	—
Unrecognized prior service cost	1.8	2.1	(2.7)	(0.2)	—	—

	$19.0	$19.0	$12.7	$9.7	$21.3	$17.5

Components of net periodic benefit cost for the nine month periods ended September 30 are as follows:

	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2004	2003	2004	2003	2004	2003
	(Millions of Dollars)
Service cost	$19.4	$18.9	$1.7	$1.8	$14.4	$12.3
Interest cost	44.0	44.1	26.3	25.4	102.6	93.9
Expected return on plan assets	(40.7)	(36.3)	—	—	(96.5)	(89.7)
Unrecognized loss	19.0	24.0	8.6	2.4	43.1	36.0
Curtailment	3.6	—	—	—	—	—
Unrecognized prior service cost	5.9	6.3	(3.1)	(0.6)	—	—

	$51.2	$57.0	$33.5	$29.0	$63.6	$52.5

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act (the “Medicare Act”) was signed into law. The Medicare Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law.

During the quarter ended September 30, 2004 the Company adopted accounting guidance in accordance with Financial Accounting Standards Board Staff Position No. 106-2. The total impact of the Medicare Act on the Company’s accumulated benefit obligation is $60 million and is being accounted for as an actuarial gain. As a result, the gain will be amortized as a reduction of the Company’s net periodic benefit cost over approximately thirteen years. The reduction in the accumulated benefit obligation was attributable to the federal subsidy. The Medicare Act will reduce the Company’s net periodic other benefit cost by $4 million in 2004, comprised of $1.9 million of interest cost and $2.1 million of amortization of unrecognized net actuarial loss, which is being recognized ratably during 2004. A prescription drug benefit plan must be “actuarially equivalent” in order to qualify for the subsidy. While the United States Department of Health and Human Services has not yet defined the tests for “actuarially equivalent” prescription plans, the Company has certain plans that it believes will satisfy the “actuarially equivalent” test and will receive the subsidy. The reduction in the accumulated postretirement benefit obligation and ongoing net periodic other benefit cost did not require a modification or amendment of the Company’s benefit plans. However, if certain plans were amended, the Medicare Act could further reduce the accumulated other benefit obligation and ongoing net periodic other benefit cost.

In July 2004, the Administrators of the U.K. Debtors took the unilateral action of withdrawing certain of the U.K. Debtors from participating in the T&N Retirement Benefits Scheme (1989) (the “T&N Pension Scheme”). The Administrators indicated that this action was taken to preserve the contributions made by current employees of these debtors into the T&N Pension Scheme and to protect the other creditors of these debtors in the event the independent pension plan trustee rejects the treatment afforded the T&N Pension Scheme in the Plan.

The Plan provides that the reorganized companies of Federal-Mogul in the U.S. will continue to perform their obligations under the existing defined benefit pension plan. However, the Plan provides that the U.K. Debtors’ obligations under the T&N Pension Scheme will be compromised, such that payments under the T&N Pension Scheme are projected to be reduced to a percentage of the total claim related to the Scheme. The proposed compromise of the T&N Pension Scheme set forth in the Plan has not yet been accepted by the independent pension plan trustee, and negotiations continue over the terms of a compromise that might be acceptable. If a compromise cannot be reached, the Plan provides that all obligations under the T&N Pension Scheme will be treated as unsecured claims against the applicable U.K. Debtors that are liable for the pension plan obligations, and such claims will be paid at a reduced level in accordance with the terms of the Plan for payment of unsecured claims and in accordance with U.K. pension regulations.

In October 2004, the Plan Proponents submitted a proposal to the Administrators regarding the treatment of the obligations relating to the T&N Pension Scheme and certain other claims against the U.K. Debtors. The proposal provides, among other things, for the assumption of the obligations relating to the T&N Pension Scheme subject to specified terms. The proposal further provides that the withdrawal from the T&N Pension Scheme of those UK Debtors that are participating employers will be reversed, and that commencing upon the effective date of the Plan and parallel schemes of arrangement in the UK, T&N will pay to the T&N Pension Scheme an amount that is equal to the minimum funding requirements required under U.K. pension law. This proposal is still being negotiated by all parties in interest.

15.	Litigation and Environmental Matters

T&N Companies Asbestos Litigation

Background

The Company’s U.K. subsidiary, T&N Ltd., and two U.S. subsidiaries (the “T&N Companies”) are among many defendants named in numerous court actions in the U.S. alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. As of the Petition Date, T&N Ltd. was a defendant in approximately 115,000 pending personal injury claims. The two United States subsidiaries were defendants in approximately 199,000 pending personal injury claims. The Company includes as pending claims 1) open served claims; 2) settled but not documented claims; and 3) settled but not paid claims. Notice of complaints continue to be received post-petition and are in violation of the automatic stay.

Recorded Liability

In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.4 billion as of September 30, 2004) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States and the U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors committee consisting in large part of representatives of asbestos claimants has been appointed. March 3, 2003 was the bar date for the filing of all asbestos-related property damage claims. The Company’s obligations with respect to present and future claims could be determined through litigation in the Bankruptcy Court, the High Court, and/or through negotiations with each of the official committees appointed.

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

The Company also issued various letters of credit in connection with asbestos lawsuits that had resulted in verdicts against the Company prior to its filing for bankruptcy protection. The letters of credit were issued as security for the judgments entered against the Company to permit the Company to pursue appeals to those judgments. The Bankruptcy Court lifted the automatic stay with respect to certain cases where letters of credit were in place to allow the appeals of those cases to proceed. During 2003, the final appeals in three of these cases were denied, and draws were made upon the letters of credit of approximately $16.0 million. The draws on these letters of credit are classified within the caption “Liabilities subject to compromise”. At September 30, 2004, there are approximately $0.7 million of additional letters of credit available.

Except for the effect of foreign currency, the Company has not adjusted its estimate of the asbestos liability since September 30, 2001. This liability is included in the accompanying balance sheet under the caption “Liabilities subject to compromise” as of September 30, 2004, for the Company’s U.S. and U.K. subsidiaries.

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

Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of September 30, 2004, the recorded insurance recoverable was $649.6 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded a $38.9 million asbestos charge during the fourth quarter of 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval was filed on March 1, 2004.

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG and Centre Reinsurance International Co., a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the Reinsurance Agreement. The hearing to review the March 1, 2004 motion has been postponed pending further investigation.

In October 2004, the other two reinsurers notified the Company that they believe that the Company’s proposed Plan may breach provisions of the applicable insurance policies, relieving the reinsurers of their obligations. To the extent that the Company and its counsel conclude that the previsions of the Plan could be clarified to eliminate or minimize the reinsurers’ arguments, the Company may seek to amend its Plan as necessary. The Company believes that, based on its review of the insurance policies and advice from outside legal counsel, it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of the claims in excess of the trigger point of the insurance, without requiring significant amendments to the Plan.

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

The U.S. claims costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater than $1.69/£, the Company will effectively have a premium on 100% recovery on claims paid. As of September 30, 2004, the $649.6 million insurance recoverable asset includes an exchange rate premium of approximately $39.6 million.

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

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $83.6 million in Wagner liabilities as of September 30, 2004) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those, which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

As a result of the Restructuring Proceedings, pending asbestos-related litigation is stayed. The Company issued various letters of credit in connection with asbestos lawsuits that had resulted in verdicts against the Company prior to its filing for bankruptcy protection. The letters of credit were issued as security for judgments entered against the Company to permit the Company to pursue appeals to these judgments. The Bankruptcy Court has lifted the automatic stay with respect to one letter of credit for the Company where the letter of credit was in place to allow the appeal of this case to proceed. During 2004, the final appeal in this case was denied and a draw was made upon this letter of credit of approximately $1.4 million.

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

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $112.6 million as of September 30, 2004.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action against the Debtors and a number of insurance carriers in the Company’s Restructuring Proceedings. In its complaint, Dresser alleged that it has rights under certain primary and excess general liability insurance policies that may be shared with one of the Debtors, Federal-Mogul Products (“FMP”) as the successor to Wagner Electric Corporation. Dresser seeks, among other things, a declaration of the parties’ respective rights and obligations under the policies and a partition of the competing rights of Dresser and FMP under the policies. FMP answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of FMP’s rights to the policies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $53.5 million as of September 30, 2004.

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

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability subject to compromise and the insurance recoverable asset as of September 30, 2004 and December 31, 2003:

	T&N Companies	Abex	Wagner	Other	Total
	(Millions of Dollars)
Liability:
Balance at December 31, 2003	$1,351.2	$129.5	$85.0	$2.7	$1,568.4
Judgment rendered and paid	—	—	(1.4)	—	(1.4)
Foreign exchange	4.0	—	—	—	4.0

Balance at September 30, 2004	$1,355.2	$129.5	$83.6	$2.7	$1,571.0

Asset:
Balance at December 31, 2003	$636.9	$115.7	$53.5	$—	$806.1
Cash receipts	—	(3.1)	—	—	(3.1)
Foreign exchange	12.7	—	—	—	12.7

Balance at September 30, 2004	$649.6	$112.6	$53.5	$—	$815.7

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

Environmental reserves were $65.0 million and $66.0 million at September 30, 2004 and December 31, 2003, respectively, and are included in the accompanying balance sheets as follows:

	September 30 2004	December 31 2003
	(Millions of Dollars)
Other current liabilities	$13.9	$15.1
Other long-term accrued liabilities	27.7	27.1
Liabilities subject to compromise	23.4	23.8

	$65.0	$66.0

Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At September 30, 2004, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $40 million.

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

The Company’s operations are organized into five reporting segments; Powertrain, Sealing Systems and Systems Protection, Friction, Aftermarket and Corporate. The Company has aggregated certain individual product segments within its five reporting segments. The accounting policies of the segments are the same as that of the Company. Revenues related to Powertrain, Sealing Systems and Systems Protection, and Friction products sold to OE customers are recorded within the respective segments. Revenues from such products sold to aftermarket customers are recorded within the Aftermarket segment. All products transferred into the Aftermarket reporting segment from other reporting segments are transferred at cost in the United States and at agreed-upon transfer prices internationally. Segment information for the three and nine month periods ended September 30, 2003 has been reclassified to include the operating results of Asia Pacific operations within the product group reporting segments.

Previously, the Asia Pacific segment information was included within the Corporate reporting segment. This reclassification is consistent with organizational changes implemented during the second quarter of 2004.

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

Net Sales and Gross Margin information by reporting segment is as follows:

	Net Sales
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(Millions of Dollars)
Powertrain	$506.1	$433.1	$1,610.3	$1,388.3
Sealing Systems and Systems Protection	165.1	143.0	519.8	471.1
Friction	128.9	104.1	389.2	323.4
Aftermarket	711.0	657.4	2,121.3	1,950.3

	$1,511.1	$1,337.6	$4,640.6	$4,133.1

	Gross Margin
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(Millions of Dollars)
Powertrain	$66.4	$58.9	$229.6	$199.1
Sealing Systems and Systems Protection	24.2	19.0	90.1	80.4
Friction	28.4	28.0	91.2	93.1
Aftermarket	166.3	152.1	508.4	462.6
Corporate	(5.2)	(7.4)	(23.8)	(17.6)

	$280.1	$250.6	$895.5	$817.6

Operational EBIT by reporting segment and the reconciliation of Operational EBIT to earnings (loss) from continuing operations before income tax expense is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(Millions of Dollars)
Operational EBIT
Powertrain	$28.9	$28.7	$125.4	$112.1
Sealing Systems and Systems Protection	5.2	0.5	37.8	25.4
Friction	12.7	13.1	44.2	47.1
Aftermarket	104.1	86.4	307.2	266.7
Corporate	(99.6)	(86.7)	(318.6)	(270.2)

Total Operational EBIT	51.3	42.0	196.0	181.1
Reconciliation to earnings (loss) from continuing operations
Adjustment of long-lived assets to fair value	12.9	0.9	36.0	4.5
Restructuring charges	5.4	8.1	5.4	28.3
Interest expense, net	23.2	23.1	73.1	74.4
Chapter 11 and Administration related reorganization expenses	6.4	25.7	66.8	85.4
Other	7.0	(1.5)	8.1	2.1

Earnings (loss) from continuing operations before income tax expense	$(3.6)	$(14.3)	$6.6	$(13.6)

Total assets by reportable segment are as follows:

	September 30 2004	December 31 2003
	(Millions of Dollars)
Powertrain	$1,952.1	$2,039.2
Sealing Systems and Systems Protection	1,262.0	1,255.6
Friction	751.1	715.5
Aftermarket	2,987.7	2,954.3
Corporate	1,312.3	1,152.1

	$8,265.2	$8,116.7

17.	Smithville, Tennessee Distribution Center Fire

On March 5, 2004, a fire at the Company’s Smithville, Tennessee distribution center resulted in extensive damage to the facility and the loss of substantially all of its related equipment and inventory. The 244,000 square foot facility was the principal distribution center for Moog and TRW chassis aftermarket products in the United States. The Company resumed distribution operations at a leased facility in Smyrna, Tennessee on March 12, 2004.

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

Business interruption: Insurance provides for the value associated with lost sales resulting from an inability to fulfill customer orders as a result of the fire. Recoveries will be recorded as gains when the related claims are settled with the insurance carrier.

The table below provides, by insurance coverage stream, the net book value of the assets destroyed and costs to restore operations, the amount of insurance recovery, and insurance proceeds. While the Company ultimately expects to record a gain on the involuntary asset conversion, no such amounts were recorded as of September 30, 2004.

	Fire Costs and Losses	Estimated Insurance Recoverable	Gain on Involuntary Asset Conversion	Insurance Proceeds Received
	(Millions of Dollars)
Real and personal property
Inventory, at cost	$43.7	$43.7	$—	$43.7
Property, plant and equipment, net	6.0	6.0	—	6.0
Costs to restore operations	5.6	5.6	—	5.8
Business interruption*	9.1	—	—	—

	$64.4	$55.3	$—	$55.5

*	Estimated gross margin on lost sales during the nine-month period ended September 30, 2004. Recovery amounts have not yet been determined.

Real and personal property losses, costs to restore operations and related insurance recoveries have been recorded in the statement of operations as Other expense, net.

18.	Subsequent Events

On October 22, 2004, the Bankruptcy Court approved the Company’s motion to enter into an agreement with a third party to provide certain accounting and financial activities currently performed by the Company. Under the terms of the agreement, the Company expects to reduce its overall operating costs while increasing the breadth and efficiency of its accounting and financial activities. The Company expects to begin transition its internal activities to this third party provider during the fourth quarter of 2004.

On October 22, 2004, the Bankruptcy Court also approved the Company’s motion requesting, among other things, (i) authorization to obtain replacement debtor-in-possession financing ( “Replacement Financing”) and (ii) authorization and approval of a commitment letter and related documents for financing upon emergence from Bankruptcy (“Exit Financing).

Pursuant to Bankruptcy Court approval, the Company is authorized to enter into a replacement debtor-in-possession financing agreement with Citigroup and/or certain of its affiliates and subsidiaries (“Citigroup”) together with a syndicate of other lenders arranged by Citigroup. The Replacement Financing would be used to repay the Company’s existing DIP credit facility. This Replacement Financing agreement provides financing in the form of a twelve month, $500 million revolving credit facility at more favorable interest rates and terms and conditions than provided for in the existing DIP credit facility.

The Company also received Bankruptcy Court authorization to enter into a commitment letter with Citigroup whereby Citigroup has commited to provide Exit Financing in the amount of $1,433 million, in the aggregate, necessary to successfully implement the Company’s Third Amended Joint Plan of Reorganization and fund the Company’s post-emergence business operations.

19.	Consolidating Condensed Financial Information of Guarantor Subsidiaries

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

Subsequent to the Restructuring Proceedings, no dividends have been paid to the Federal-Mogul parent company by any of its subsidiaries. Additionally, as a result of the Restructuring Proceedings (see Note 2 “Voluntary Reorganization Under Chapter 11 and Administration”) certain pre-petition liabilities, as shown below, were liabilities subject to compromise as of September 30, 2004:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Millions of Dollars)
Debt	$4,021.4	$1.0	$—	$4,022.4
Asbestos liabilities	0.1	237.7	1,333.2	1,571.0
Company-obligated mandatorily redeemable securities	—	—	210.6	210.6
Accounts payable	57.2	113.9	29.0	200.1
Interest payable	43.7	0.2	—	43.9
Environmental liabilities	23.4	—	—	23.4
Other liabilities	9.7	0.8	10.9	21.4

	$4,155.5	$353.6	$1,583.7	$6,092.8

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended September 30, 2004

	Unconsolidated			Eliminations	Consolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(Millions of Dollars)
Net sales	$287.9	$430.7	$1,115.3	$(322.8)	$1,511.1
Cost of products sold	233.7	332.5	987.6	(322.8)	1,231.0

Gross margin	54.2	98.2	127.7	—	280.1
Selling, general and administrative expenses	73.6	56.1	105.8	—	235.5
Adjustment of long-lived assets to fair value	—	9.0	3.9	—	12.9
Interest expense (income), net	26.3	—	(3.1)	—	23.2
Chapter 11 and Administration related reorganization expenses	24.9	(18.5)	—	—	6.4
Equity earnings of unconsolidated subsidiaries	—	(1.5)	(6.7)	—	(8.2)
Other (income) expense, net	(9.5)	(25.1)	48.5	—	13.9

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(61.1)	78.2	(20.7)	—	(3.6)
Income tax expense	1.0	1.1	28.5	—	30.6

Earnings (loss) before equity earnings (loss) of subsidiaries	(62.1)	77.1	(49.2)	—	(34.2)
Equity earnings (loss) of subsidiaries	27.9	24.8	—	(52.7)	—

Net earnings (loss)	$(34.2)	$101.9	$(49.2)	$(52.7)	$(34.2)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Nine Months Ended September 30, 2004

	Unconsolidated			Eliminations	Consolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(Millions of Dollars)
Net sales	$885.1	$1,295.8	$3,423.6	$(963.9)	$4,640.6
Cost of products sold	729.6	982.2	2,997.2	(963.9)	3,745.1

Gross margin	155.5	313.6	426.4	—	895.5
Selling, general and administrative expenses	230.3	165.5	317.7	—	713.5
Adjustment of long-lived assets to fair value	—	9.0	27.0	—	36.0
Interest expense (income), net	78.0	—	(4.9)	—	73.1
Chapter 11 and Administration related reorganization expenses	85.3	(18.5)	—	—	66.8
Equity earnings of unconsolidated subsidiaries	—	(5.4)	(23.0)	—	(28.4)
Other (income) expense, net	(27.2)	(90.6)	145.7	—	27.9

Earnings (loss) before income taxes and equity loss of subsidiaries	(210.9)	253.6	(36.1)	—	6.6
Income tax expense (benefit)	(5.3)	3.3	72.2	—	70.2

Earnings (loss) before equity earnings (loss) of subsidiaries	(205.6)	250.3	(108.3)	—	(63.6)
Equity earnings (loss) of subsidiaries	142.0	64.0	—	(206.0)	—

Net earnings (loss)	$(63.6)	$314.3	$(108.3)	$(206.0)	$(63.6)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended September 30, 2003

	Unconsolidated			Eliminations		Consolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Discontinued Operations	Inter- Company
	(Millions of Dollars)
Net sales	$265.3	$406.6	$940.3	$(8.8)	$(265.8)	$1,337.6
Cost of products sold	223.1	322.1	816.4	(8.8)	(265.8)	1,087.0

Gross margin	42.2	84.5	123.9	—	—	250.6
Selling, general and administrative expenses	66.7	54.8	91.2	(0.9)	—	211.8
Interest expense (income), net	23.3	—	(0.2)	—	—	23.1
Chapter 11 and Administration related reorganization expenses	25.7	—	—	—	—	25.7
Equity earnings of unconsolidated subsidiaries	—	(1.6)	(4.7)	—	—	(6.3)
Other (income) expense, net	(11.6)	(25.3)	49.3	(1.8)	—	10.6

Earnings (loss) from continuing operations before income taxes and equity loss of subsidiaries	(61.9)	56.6	(11.7)	2.7	—	(14.3)
Income tax expense	1.2	1.0	10.3	0.2	—	12.7

Earnings (loss) from continuing operations before equity loss of subsidiaries	(63.1)	55.6	(22.0)	2.5	—	(27.0)
Earnings from discontinued operations, net of income taxes	—	—	—	(2.5)	—	(2.5)
Equity earnings (loss) of subsidiaries	33.6	15.6	—	—	(49.2)	—

Net earnings (loss)	$(29.5)	$71.2	$(22.0)	$—	$(49.2)	$(29.5)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Nine Months Ended September 30, 2003

	Unconsolidated			Eliminations
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Discontinued Operations	Inter- Company	Consolidated
	(Millions of Dollars)
Net sales	$838.2	$1,254.0	$2,902.6	$(67.8)	$(793.9)	$4,133.1
Cost of products sold	690.4	975.9	2,502.3	(59.2)	(793.9)	3,315.5

Gross margin	147.8	278.1	400.3	(8.6)	—	817.6
Selling, general and administrative expenses	226.1	162.2	279.4	(2.8)	—	664.9
Interest expense (income), net	76.3	—	(1.9)	—	—	74.4
Chapter 11 and Administration related reorganization expenses	85.4	—	—	—	—	85.4
Equity earnings of unconsolidated subsidiaries	—	(4.9)	(15.8)	—	—	(20.7)
Other (income) expense, net	(26.7)	(81.8)	145.1	(9.4)	—	27.2

Earnings (loss) from continuing operations before income taxes and equity loss of subsidiaries	(213.3)	202.6	(6.5)	3.6	—	(13.6)
Income tax expense	3.6	2.9	45.1	(0.4)	—	51.2

Earnings (loss) from continuing operations before equity loss of subsidiaries	(216.9)	199.7	(51.6)	4.0	—	(64.8)
Earnings from discontinued operations, net of income taxes	—	—	—	(4.0)	—	(4.0)
Equity earnings (loss) of subsidiaries	148.1	54.4	—	—	(202.5)	—

Net earnings (loss)	$(68.8)	$254.1	$(51.6)	$—	$(202.5)	$(68.8)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Balance Sheet

September 30, 2004

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$20.8	$—	$576.8	$—	$597.6
Accounts receivable, net	201.1	328.9	553.5	—	1,083.5
Inventories, net	135.8	304.6	487.4	—	927.8
Prepaid expenses	65.3	29.4	144.5	—	239.2

Total current assets	423.0	662.9	1,762.2	—	2,848.1
Property, plant and equipment, net	273.7	590.9	1,413.3	—	2,277.9
Goodwill and indefinite-lived intangible assets	540.5	641.2	337.0	—	1,518.7
Definite-lived intangible assets, net	77.5	83.6	175.7	—	336.8
Investment in subsidiaries	6,466.1	2,976.7	—	(9,442.8)	—
Intercompany accounts, net	(3,601.7)	3,303.9	297.8	—	—
Asbestos-related insurance recoverable	—	168.1	647.6	—	815.7
Prepaid pension costs	19.4	—	250.7	—	270.1
Other noncurrent assets	20.4	25.4	152.1	—	197.9

	$4,218.9	$8,452.7	$5,036.4	$(9,442.8)	$8,265.2

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt, including current portion of long-term debt	$358.5	$—	$18.7	$—	$377.2
Accounts payable	75.9	82.6	252.0	—	410.5
Accrued liabilities	131.1	56.9	333.5	—	521.5
Other current liabilities	59.2	12.8	116.3	—	188.3

Total current liabilities	624.7	152.3	720.5	—	1,497.5
Liabilities subject to compromise	4,155.5	353.6	1,583.7	—	6,092.8
Long-term debt	—	—	10.8	—	10.8
Postemployment benefits	750.2	—	987.1	—	1,737.3
Deferred income taxes	—	—	87.1	—	87.1
Other accrued liabilities	89.4	0.1	145.6	—	235.1
Minority interest in consolidated subsidiaries	30.6	5.5	—	—	36.1
Shareholders’ equity (deficit)	(1,431.5)	7,941.2	1,501.6	(9,442.8)	(1,431.5)

	$4,218.9	$8,452.7	$5,036.4	$(9,442.8)	$8,265.2

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Consolidating Condensed Balance Sheet

December 31, 2003

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$21.7	$—	$450.7	$—	$472.4
Accounts receivable, net	180.3	290.1	506.1	—	976.5
Inventories, net	100.3	280.7	453.4	—	834.4
Prepaid expenses	65.3	29.3	162.9	—	257.5

Total current assets	367.6	600.1	1,573.1	—	2,540.8
Property, plant and equipment, net	277.9	625.0	1,501.9	—	2,404.8
Goodwill and indefinite-lived intangible assets	517.6	664.3	335.2	—	1,517.1
Definite-lived intangible assets, net	79.5	87.0	181.5	—	348.0
Investment in subsidiaries	6,461.0	2,991.0	—	(9,452.0)	—
Intercompany accounts, net	(3,539.2)	2,957.0	582.2	—	—
Asbestos-related insurance recoverable	—	171.3	634.8	—	806.1
Prepaid pension costs	22.9	—	286.3	—	309.2
Other noncurrent assets	21.0	29.2	140.5	—	190.7

	$4,208.3	$8,124.9	$5,235.5	$(9,452.0)	$8,116.7

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt, including current portion of long-term debt	$0.2	$—	$14.6	$—	$14.8
Accounts payable	44.1	54.2	234.0	—	332.3
Accrued liabilities	100.4	61.1	313.1	—	474.6
Other accrued liabilities	106.6	8.0	70.5	—	185.1

Total current liabilities	251.3	123.3	632.2	—	1,006.8
Liabilities subject to compromise	4,152.6	349.6	1,585.6	—	6,087.8
Long-term debt	320.0	—	11.2	—	331.2
Postemployment benefits	740.6	—	988.0	—	1,728.6
Deferred income taxes	—	—	70.4	—	70.4
Other accrued liabilities	91.3	0.1	123.0	—	214.4
Minority interest in consolidated subsidiaries	29.4	25.0	—	—	54.4
Shareholders’ equity (deficit)	(1,376.9)	7,626.9	1,825.1	(9,452.0)	(1,376.9)

	$4,208.3	$8,124.9	$5,235.5	$(9,452.0)	$8,116.7

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Nine Months Ended September 30, 2004

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net cash provided from (used by) operating activities	$(75.9)	$327.2	$9.1	$—	$260.4
Cash provided from (used by) investing activities:
Expenditures for property, plant and equipment and other long-term assets	(29.0)	(49.6)	(111.4)	—	(190.0)
Proceeds from sale of property, plant and equipment	—	—	13.0	—	13.0

Net cash used by investing activities	(29.0)	(49.6)	(98.4)	—	(177.0)
Cash provided from (used by) financing activities:
Proceeds from borrowings on DIP credit facility	90.0	—	—	—	90.0
Principal payments on DIP credit facility	(51.7)	—	—	—	(51.7)
Decrease in short-term debt	—	—	4.4	—	4.4
Increase in other long-term debt	—	—	(0.2)	—	(0.2)
Change in intercompany accounts	66.4	(277.6)	211.2	—	—

Net cash provided from (used by) financing activities	104.7	(277.6)	215.4	—	42.5
Effect of foreign currency exchange rate fluctuations on cash	(0.7)	—	—	—	(0.7)

Net increase in cash and equivalents	$(0.9)	$—	$126.1	$—	$125.2

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Nine Months Ended September 30, 2003

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net cash provided from (used by) operating activities	$(191.5)	$338.8	$115.3	$—	$262.6
Cash provided from (used by) investing activities:
Expenditures for property, plant and equipment and other long-term assets	(30.9)	(58.9)	(125.0)	—	(214.8)
Proceeds from the sale of property, plant and equipment	—	—	6.5	—	6.5
Proceeds from sale of businesses	—	23.3	0.3	—	23.6

Net cash used by investing activities	(30.9)	(35.6)	(118.2)		(184.7)
Cash provided from (used by) financing activities:
Proceeds from borrowings on DIP credit facility	105.5	—	—	—	105.5
Principal payments on DIP credit facility	(110.2)	—	—	—	(110.2)
Decrease in short-term debt	—	—	(17.1)	—	(17.1)
Decrease in other long-term debt	—	—	(2.5)	—	(2.5)
Change in intercompany accounts	224.1	(303.2)	79.1	—	—

Net cash provided from (used by) financing activities	219.4	(303.2)	59.5	—	(24.3)
Effect of foreign currency exchange rate fluctuations on cash	24.1	—	—	—	24.1

Net increase in cash and equivalents	$21.1	$—	$56.6	$—	$77.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) is a leading global supplier of vehicular parts, components, modules and systems to customers in the automotive, small engine, heavy-duty and industrial markets. Federal-Mogul has established an expansive global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures, organized into five primary reporting segments; Powertrain, Sealing Systems and Systems Protection, Friction, Aftermarket and Corporate. The Company has operations in established markets including the United States, Germany, United Kingdom, France, Italy, Mexico and Canada, and emerging markets including China, Czech Republic, Hungary, India, Korea, Poland and Thailand. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic conditions, and changes in laws and regulations.

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

Voluntary reorganization under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), Federal-Mogul and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and U.K. Restructuring are herein referred to as the “Debtors.” The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings.” The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et. al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in the normal course.

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

In October, 2004, the Administrators applied to the High Court for directions related to: 1) questions of fairness of the Plan; 2) the approach of the High Court to CVAs and schemes of arrangement designed to implement the Plan within the U.K.; 3) the compatibility with English pension laws of the proposals for the trustees of pension schemes of the U.K. debtors; and 4) the impact under English insolvency law should the Administrators not propose CVAs and schemes of arrangement. In response to the application for directions, the High Court directed the Administrators to not propose schemes of arrangement and CVAs consistent with the draft schemes and draft CVAs included within the currently filed Plan without further order of the High Court. In addition, the High Court directed the Administrators to not convene meetings of creditors of the U.K. Companies pursuant to any demands or requisitions made pursuant to the Plan. Additionally, the High Court granted the Administrators leave to modify their consent, if necessary, with the directors of the U.K. Debtors exercising their powers either to a) promote and/or confirm the Plan; or b) file or continue any motion in the Bankruptcy Court which seeks relief in relation to the Administrators or the U.K. Debtors.

If neither agreement can be achieved, then one or more of the following may occur with respect to each U.K. Debtor: (a) the U.K. Debtors and the Plan Proponents may ask the High Court to approve the Plan with respect to the U.K. Debtors as a matter of comity; or (b) Federal-Mogul may bid for those businesses of the U.K. Debtors that are valuable to Federal-Mogul and its customers and any actual or deemed transfer of assets to Federal-Mogul in connection therewith shall be entitled to the benefits of the injunction pursuant to Section 524(g) of the Bankruptcy Code. If Federal-Mogul is not the successful bidder, the injunction pursuant to Section 524(g) of the Bankruptcy Code shall not apply to the transfer of any assets to any entity other than Federal-Mogul or its designee. The Company believes that, in the event the assets of the U.K. debtors are marketed for public sale, Federal-Mogul ultimately will be the successful bidder for those assets that are valuable to Federal-Mogul and its customers. Any remaining assets would be liquidated. The Company believes that such a non-consensual process with the Administrators is not in the best interest of the creditors of the U.K. Debtors, including pension creditors, and employees of the U.K. Debtors and that the failure to arrive at a consensual plan could be damaging to the interests of such parties.

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

Asbestos Liabilities and Related Insurance Recoverable

The Company’s United Kingdom subsidiary, T&N Ltd., two United States subsidiaries (“T&N Companies”), and two of the Company’s subsidiaries formerly owned by Cooper Industries, Inc., known as Abex and Wagner, are among many defendants named in numerous court actions in the United States alleging personal injury resulting from exposure to asbestos or asbestos-related products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. The recorded liability at September 30, 2004 represents the Company’s estimate, prior to the Restructuring Proceedings, for claims currently pending and those, which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the asbestos liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the rate of receipt of claims, the typical cost of settlement, the settlement strategy in dealing with outstanding claims and the timing of settlements. While the Company believes that the liability recorded was appropriate for anticipated losses arising from asbestos-related claims through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the asbestos liability for pending and future claims.

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

In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded an asbestos charge in 2003 of $38.9 million. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval was filed on March 1, 2004.

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG and Centre Reinsurance International Co., a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the Reinsurance Agreement. The hearing to review the March 1, 2004 motion has been postponed pending further investigation.

In October 2004, the other two reinsurers notified the Company that they believe that the Company’s proposed Plan may breach provisions of the applicable insurance policies, relieving the reinsurers of their obligations. To the extent that the Company and its counsel conclude that the previsions of the Plan could be clarified to eliminate or minimize the reinsurers’ arguments, the Company may seek to amend its Plan as necessary. The Company believes that, based on its review of the insurance policies and advice from outside legal counsel, it is probable that the T&N Companies will be entitled to receive payment from the reinsurers for the cost of the claims in excess of the trigger point of the insurance, without requiring significant amendments to the Plan.

During the nine months ended September 30, 2004, the security rating of Centre Reinsurance International Co. (“CRIC”), one of the three reinsurers, was downgraded by several major credit rating providers. As a result of the downgrade, the Company obtained a guarantee of all CRIC’s obligations under the policy from Centre Reinsurance (US) Limited (“CRUS”), an affiliate of CRIC. The security rating of CRUS has not been affected by the downgrade of CRIC and remains unchanged since the inception of the policy. If the reinsurers and/or the related affiliate are not able to meet their obligations under the policy, the Company’s results of operations and financial condition could be materially affected.

Results of Operations

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Consolidated Results – Three Months Ended September 30, 2004 compared to September 30, 2003

Net sales by reporting segment were:

	Three Months Ended September 30
	2004	2003	Change
	(Millions of Dollars)
Powertrain	$506	$433	$73
Sealing Systems and Systems Protection	165	143	22
Friction	129	104	25
Aftermarket	711	658	53

	$1,511	$1,338	$173

Gross margin by reporting segment was:

	Three Months Ended September 30
	2004	2003	Change
	(Millions of Dollars)
Powertrain	$67	$59	$8
Sealing Systems and Systems Protection	24	19	5
Friction	28	28	—
Aftermarket	166	152	14
Corporate	(5)	(7)	2

	$280	$251	$29

Net sales increased by $173 million, or 13%, to $1,511 million for the third quarter of 2004 from $1,338 million in the same period of 2003. The increase in sales resulted from the net favorable impact of new business, increased sales volumes and customer price reductions of $119 million, and $54 million of favorable foreign currency. New business and increased sales were driven by increased demand for the Company’s products in the North American Aftermarket, favorable OE production levels and mix, and new business growth in all markets served by the Company.

Gross margin increased by $29 million, or 12%, to $280 million for the third quarter of 2004 from $251 million in the same period of 2003. Although increased sales volumes favorably impacted gross margin by $49 million, raw material cost inflation and customer price reductions of $20 million and $12 million, respectively partially offset this favorability. Gross margin also benefited from $7 million of foreign currency and $9 million of productivity gains from the Company’s ongoing cost reduction activities.

In order to maintain sales levels of new vehicles and retain or gain market share, many OEMs continue to provide extensive pricing incentives and financing alternatives to consumers. These actions have placed pressures on the OEMs profits and, in turn, the OEMs expect certain recovery from their supply base. Accordingly, the Company continued to experience downward price pressure from its customers during the quarter ended September 30, 2004. The Company continues to identify and implement product innovation and cost reduction activities to fund such price reductions to customers. Such activities include, among other things, the implementation of a centralized supply chain function focused on the reduction of global material costs; headcount reduction programs to reduce selling, general and administrative costs; implementation of standard manufacturing methods across business segments to achieve operational efficiencies and decrease production costs; and modified capital expenditure processes to ensure capital funds are directed at the most strategically appropriate investments with the highest rates of return.

Through its centralized supply chain functions, the Company continues to work with its suppliers to reduce its global material costs. However, during the quarter ended September 30, 2004, increasing costs for steel, non-ferrous and hydrocarbon based raw materials adversely affected the Company’s operating results. The Company expects raw material steel supply will continue to be constrained and the impact of increasing material costs or disruptions in supply over the remainder of the year or longer term will likely continue to pressure the Company’s results of operations.

Reporting Segment Results – Three Months Ended September 30, 2004 compared to September 30, 2003

The following table provides a reconciliation of changes in net sales and gross margin for the three months ended September 30, 2004 compared with the three months ended September 30, 2003 for each of the Company’s reporting segments. “SSP” and “AM” represent Sealing Systems and Systems Protection and Aftermarket, respectively.

	Powertrain	SSP	Friction	AM	Corporate	Total
	(Millions of Dollars)
Net Sales
Three months ended September 30, 2003	$433	$143	$104	$658	$—	$1,338
Foreign currency	26	4	8	16	—	54
Sales volumes	55	20	18	38	—	131
Price reductions	(8)	(2)	(1))	(1)	—	(12)

Three months ended September 30, 2004	$506	$165	$129	$711	$—	$1,511

	Powertrain	SSP	Friction	AM	Corporate	Total
	(Millions of Dollars)
Gross Margin
Three months ended September 30, 2003	$59	$19	$28	$152	$(7)	$251
Foreign currency	3	—	1	3	—	7
Sales volumes / mix	23	7	5	14	—	49
Price reductions	(8)	(2)	(1)	(1)	—	(12)
Depreciation and pension expense	(3)	2	(2)	—	(1)	(4)
Productivity gains (losses), net of inflation	(7)	(2)	(3)	(2)	3	(11)

Three months ended September 30, 2004	$67	$24	$28	$166	$(5)	$280

Powertrain

Adjusting for the effects of foreign currency and customer price reductions, net sales increased $55 million during the period, driven by favorable OE production levels and mix and net new business gains. In North America and Europe, favorable OE production levels and mix increased sales by $9 million and $19 million, respectively, primarily attributable to increased heavy duty production levels in the U.S. and the continued growth of diesel powertrain platforms in Europe. Net new business gains increased sales by $10 million and $17 million in North America and Europe, respectively, primarily generated by various new OE piston and bearing customer programs in both regions.

Increased sales volumes provided additional gross margin of $23 million during the period, partially offset by customer price reductions, increased depreciation expense and raw material and other inflation in excess of productivity gains. Raw materials inflation reduced gross margin by $8 million during the period, reflecting the increased cost of steel, aluminum, copper, tin and other non-ferrous materials used in the manufacture of Powertrain’s products. In addition, Powertrain incurred costs of approximately $2 million in the period related primarily to the continued closure activity of its Sumter, South Carolina manufacturing facility. Net productivity gains of $3 million partially offset these costs.

Sealing Systems and Systems Protection

Adjusting for the effects of foreign currency and customer price reductions, net sales increased $20 million during the period, driven by favorable OE production levels and mix and net new business gains. Favorable OE production levels and mix increased sales by $7 million in the period, of which $5 million was generated in North America due to increased heavy duty production levels. Net new business gains provided $13 million in increased sales during the period. Sealing Systems North America and Europe accounted for $3 million, respectively, and Systems Protection accounted for $7 million of net new business. In North America, the majority of net new business is attributable to the carry-over impact of a program with a domestic OEM launched in 2003. Systems Protection net new business is attributable to increased content on new U.S. model launches by the domestic OEMs and increased business in the Asia market.

Increased sales volumes contributed $7 million in gross margin during the period, partially offset by customer price reductions, increased depreciation expense and raw material and other inflation in excess of productivity gains. Raw materials inflation reduced gross margin by approximately $4 million in the period, primarily attributable to the increased cost of stainless steel, aluminum and other materials used in the manufacture of gaskets and seals in North America. Net productivity gains of $2 million partially offset the impact of increased raw material costs.

Friction

Adjusting for the effects of foreign currency and price reductions, net sales increased $18 million during the period, partially offset by customer price reductions, increased depreciation expense and raw material and other inflation in excess of productivity. In North America and Europe, favorable OE production levels and mix increased sales by $3 million and $4 million, respectively. Net new business gains in North America and Europe increased sales by $3 million and $8 million, respectively, attributable to new customer program launches for various domestic and international OEMs.

Increased sales volumes contributed $5 million in gross margin during the period, partially offset by customer price reductions, increased depreciation expense and raw material and other inflation in excess of productivity gains. Raw materials inflation reduced gross margin by approximately $6 million in the period, primarily attributable to the increased costs of steel backing plates used in disc pad production and chemicals and resins used in friction formulations. Net productivity gains of $3 million partially offset the impact of increased raw material costs.

Aftermarket

Adjusting for the effects of foreign currency and price reductions, net sales increased $38 during the period comprised of $18 million in market demand and $20 million in net new business. The $18 million in market demand is primarily attributable to increased demand in Venezuela, Mexico and other export markets during 2004 reflecting the easing of local import restrictions and improved market conditions in these regions. Net new business gains were primarily in North America, reflecting continued market share performance of the Company’s products, particularly under-car applications such as friction, drum and rotor and wheel-end products.

Increased sales volumes contributed $14 million in gross margin during the period, partially offset by customer price reductions and raw material and other inflation in excess of productivity gains. Raw materials inflation reduced gross margin by approximately $4 million in the period, primarily attributable to increased costs of steel, castings and forgings used in the manufacture of chassis products, precious metals used in the manufacture of ignition products and certain sourced products. Net productivity gains of $2 million partially offset the impact of increased raw material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $235 million, or 15% of net sales, for the third quarter of 2004 as compared to $212 million, or 16% of net sales, for the same quarter of 2003. Selling, general and administrative expenses, while decreasing as a percentage of sales, increased by $23 million primarily due to foreign currency of $9 million and increased employee health and welfare costs of $7 million.

Adjustment of Long-Lived Assets to Fair Value

During the third quarter of 2004, the Company recorded impairment charges of $12.9 million to reflect the estimated fair value of certain property, plant and equipment. Of this amount, $9.0 million and $2.9 million relate to the impairment of property, plant and equipment located in two piston manufacturing facilities in the United States and China, respectively. The United States impairment reflects the announcement of the closure and relocation of a piston manufacturing facility to other Powertrain facilities primarily in the United States and Mexico. This closure is anticipated to be completed in 2005. The China impairment reflects an assessment of certain piston production assets in relation to current volumes and future business. The remaining $1.0 million impairment reflects the exit of a specific Friction product line resulting in the write down of the net book value of the production assets to estimated salvage value.

Interest Expense, Net

Interest expense, net was $23 million in the third quarter of 2004 compared to $23 million for the same quarter of 2003. Interest expense remained steady as higher interest rates on the DIP credit facility were offset by lower average outstanding borrowings.

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

Restructuring Activities

The Company has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to lower cost markets. The Company defines restructuring expense to include costs directly associated with exit or disposal activities accounted for in accordance with SFAS No. 146, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other postemployment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

During the three month period ended September 30, 2004, restructuring charges of $5.4 million were recognized by the Company. These charges were recorded against the Powertrain and Aftermarket segments of $1.0 million and $4.4 million, respectively, primarily attributable to the closure and relocation of an Aftermarket ignition facility in Ireland. The Company continues to execute previously announced restructuring programs, particularly the relocation of production and closure of certain U.S. and U.K. Powertrain manufacturing operations. Cash payments against restructuring reserves totaled $10.3 million for the three month period ended September 30, 2004.

Chapter 11 and Administration Related Reorganization Expenses

Chapter 11 and Administration related reorganization expenses consist of legal, financial and advisory fees, including the costs of the U.K. Administrators, critical employee retention costs and other directly related internal costs. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings.

	Three Months Ended September 30
	2004	2003
	(Millions of Dollars)
Professional fees directly related to the filing	$21.7	$23.5
Critical employee retention costs	2.0	1.4
Other directly related costs	1.2	0.8
Gain on settlement of outstanding claim	(18.5)	—

	$6.4	$25.7

In July 2004, the Company reached an agreement with a creditor of one of the Company’s U.S. subsidiaries whereby the Company and the creditor settled an outstanding liability of $20 million in exchange for a general unsecured claim of $1.5 million. The settlement agreement was approved by the Bankruptcy Court on July 30, 2004. As a result of this agreement, the Company reduced its recorded liability for this claim and recorded a gain of $18.5 million during the quarter ended September 30, 2004.

Cash payments for Chapter 11 and Administration related reorganization expenses totaled $33 million and $26 million for the three months ended September 30, 2004 and 2003, respectively.

Income Tax Expense

For the three months ended September 30, 2004, the Company recorded income tax expense of $30.6 million on a loss from continuing operations before income taxes of $3.6 million. This compares to income tax expense of $12.7 million on a loss from continuing operations before income taxes of $14.3 million in the same period of 2003. Income tax expense for the three month period ended September 30, 2004 varied from the U.S. statutory rate due primarily to the non-recognition of income tax benefits and non-deductible items in certain foreign jurisdictions.

Consolidated Results – Nine Months Ended September 30, 2004 compared to September 30, 2003

Net sales by reporting segment were:

	Nine Months Ended September 30
	2004	2003	Change
	(Millions of Dollars)
Powertrain	$1,610	$1,388	$222
Sealing Systems and Systems Protection	520	471	49
Friction	389	324	65
Aftermarket	2,122	1,950	172

	$4,641	$4,133	$508

Gross margin by reporting segment was:

	Nine Months Ended September 30
	2004	2003	Change
	(Millions of Dollars)
Powertrain	$230	$199	$31
Sealing Systems and Systems Protection	90	80	10
Friction	91	93	(2)
Aftermarket	508	463	45
Corporate	(24)	(17)	(7)

	$895	$818	$77

Net sales increased by $508 million, or 12%, to $4,641 million for the nine months ended September 30, 2004 from $4,133 million in the same period of 2003. Net sales were favorably impacted by $198 million of foreign currency, and $389 million attributable to higher OE volumes reflecting automotive and heavy duty vehicle production and mix in North America and Europe and new business gains and market share performance in both the OE market and the Aftermarket. These favorable impacts were partially offset by price reductions of $54 million and the impact of business interruption of $25 million resulting from the loss of the Company’s Smithville, Tennessee distribution facility due to a fire in March 2004.

Gross margin increased by $77 million, or 9%, to $895 million for the nine months ended September 30, 2004 from $818 million in the same period of 2003. Increased sales volumes and favorable foreign currency contributed $168 million of gross margin in the period. These positive factors were partially offset by price reductions of $54 million and the impact of business interruption of $9 million resulting from the fire at the Company’s Smithville, Tennessee distribution facility.

The Company experienced raw material inflation of approximately $25 million during the period concentrated in steel, non-ferrous metals and hydrocarbon based commodities. Productivity gains of $18 million from the Company’s ongoing cost reduction activities in the period partially offset these increased costs. Gross margin was further impacted by increased depreciation and pension expense of $20 million reflecting past levels of capital investment for new business and cost reduction activities, and increased pension expense attributable to actual versus expected returns on pension plan assets in the prior years.

Reporting Segment Results – Nine Months Ended September 30, 2004 compared to September 30, 2003

The following table provides a reconciliation of changes in net sales and gross margin for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 for each of the Company’s reporting segments. “SSP” and “AM” represent Sealing Systems and Systems Protection and Aftermarket, respectively.

	Powertrain	SSP	Friction	AM	Corporate	Total
	(Millions of Dollars)
Sales
Nine months ended September 30, 2003	$1,388	$471	$324	$1,950	$—	$4,133
Foreign currency	98	15	26	59	—	198
Sales volumes	154	42	42	151	—	389
Price reductions	(30)	(8)	(3)	(13)	—	(54)
Smithville business interruption	—	—	—	(25)	—	(25)

Nine months ended September 30, 2004	$1,610	$520	$389	$2,122	$—	$4,641

	Powertrain	SSP	Friction	AM	Corporate	Total
	(Millions of Dollars)
Gross Margin
Nine months ended September 30, 2003	$199	$80	$93	$463	$(17)	$818
Foreign currency	13	2	7	10	(1)	31
Sales volumes / mix	59	13	9	56	—	137
Price reductions	(30)	(8)	(3)	(13)	—	(54)
Smithville business interruption	—	—	—	(9)	—	(9)
Depreciation and pension expense	(5)	2	(8)	—	(9)	(20)
Productivity gains (losses), net of inflation	(6)	1	(7)	1	3	(8)

Nine months ended September 30, 2004	$230	$90	$91	$508	$(24)	$895

Powertrain

Adjusting for the effects of foreign currency and customer price reductions, net sales increased $154 million during the period, driven by favorable OE production levels and mix and net new business gains. In North America and Europe, favorable OE production levels and mix increased sales by $30 million and $69 million, respectively. This increase is primarily attributable to increased heavy duty and automotive production levels in the U.S. and higher automotive production levels and the continued growth of automotive diesel powertrain platforms in Europe. Net new business gains increased sales by $18 million and $37 million in North America and Europe, respectively, primarily generated by various new OE piston and bearing customer programs in both regions.

Increased sales volumes contributed $59 million in gross margin during the period, partially offset by customer price reductions and raw material and other inflation in excess of productivity. Raw materials inflation reduced gross margin by approximately $13 million in the period, primarily attributable to increased costs of steel, aluminum, copper, tin and other non-ferrous materials used in the manufacture of Powertrain products. Net productivity gains of $9 million during the period partially offset the impact of these increased raw material costs.

Sealing Systems and Systems Protection

Adjusting for the effects of foreign currency and customer price reductions, net sales increased $42 million during the period, driven by favorable OE production levels and mix and net new business gains. Favorable OE production levels and mix in North America increased sales by $12 million. This increase is primarily attributable to increased heavy duty and automotive production levels in the U.S. Net new business gains increased sales by $30 million during the period. Sealing Systems North America and Europe accounted for $10 million and $4 million, respectively, and Systems Protection accounted for $16 million of net new business. In North America, the majority of net new business is attributable to customer program launches for several domestic OEMs. Systems Protection net new business is attributable to increased content on new U.S. model launches by the domestic OEMs and increased business in the Asia market.

Increased sales volumes contributed $13 million in gross margin during the period partially offset by customer price reductions and increased depreciation expense and raw material costs. Raw materials inflation reduced gross margin by approximately $5 million in the period, primarily attributable to the increased cost of stainless steel, aluminum and other materials in used in the manufacture of gaskets and seals in North America. Productivity gains of $6 million more than offset these cost increases.

Friction

Adjusting for the effects of foreign currency and price reductions, net sales increased $42 million during the period, partially offset by customer price reductions, increased depreciation expense and raw material and other inflation in excess of productivity. In North America and Europe, favorable OE automotive and heavy duty production levels and mix increased sales by $13 million and $8 million, respectively. Net new business gains originating primarily in Europe increased sales by $21 million and $8 million, respectively.

Increased sales volumes contributed $9 million in gross margin during the period, partially offset by customer price reductions, increased depreciation expense and raw material and other inflation in excess of productivity. Raw materials inflation reduced gross margin by approximately $7 million in the period, primarily attributable to the increased costs of steel backing plates used in disc pad production and chemicals and resins used in friction formulations.

Aftermarket

Adjusting for the effects of foreign currency and price reductions, net sales increased $151 during the period comprised of $99 million in market demand and $52 million in net new business. The $99 million in market demand is primarily attributable due to increased demand in North America of $67 and Latin America of $32. North America demand is primarily attributable to continued market penetration of the Aftermarket’s major customers in the markets they serve. Latin America demand is primarily attributable to recovery in the Venezuela, Mexico and other export markets during 2004 reflecting the easing of import restrictions and improved market conditions in these regions. Net new business gains were primarily in North America, reflecting continued market share performance of the Company’s products, particularly in under-car applications such as friction, drum and rotor and wheel-end product categories.

In March 2004, the Company’s chassis aftermarket distribution center located in Smithville, Tennessee was destroyed by fire. The Company estimates that the destruction of this distribution center resulted in lost sales of $25 million during the period. The Company has established distribution operations in a leased facility in Smyrna, Tennessee.

Increased sales volumes contributed $56 million in gross margin during the period partially offset by customer price reductions and the impact of the Smithville, Tennessee fire.

Corporate

Corporate expenses are comprised primarily of certain central headquarters functions as well as employee post-retirement benefits and other general insurance coverages. The increase of $7 million in Corporate expenses is primarily due to increased pension expense attributable to actual versus expected returns on pension plan assets in prior years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $713 million, or 15% of net sales, for the nine months ended September 30, 2004 as compared to $665 million, or 16% of net sales, for the same period of 2003. Selling, general and administrative expenses, while decreasing as a percentage of sales, increased by $48 million primarily due to foreign currency.

Adjustment of Long-Lived Assets to Fair Value

Impairment charges totaled $36.0 million for the nine months period ended September 30, 2004. Of this amount, $12.9 million was recorded in the third quarter of 2004 as previously described. The remaining impairment charge of $23.1 million is primarily comprised of the second quarter charge of $20.0 million related to the Company’s Powertrain transmission operation in France. This operation is comprised of four facilities that manufacture transmission and gear components primarily for sale to OE customers. High labor content, difficulties in commercialization of new product technology, and continued manufacturing inefficiencies resulted in a revaluation of the expected future cash flows of these facilities as compared to the current carrying value of property, plant and equipment.

Interest Expense, Net

Interest expense, net was $73 million for the nine months ended September 30, 2004 compared to $74 million for the same period of 2003. Excluding interest income of $8 million received in 2003 pursuant to a Federal income tax refund, interest expense decreased by $9 million for the nine months ended September 30, 2004 as compared to the same period of 2003. This decrease represents reduced interest expense on the DIP credit facility resulting from favorable interest rates and lower average outstanding borrowings, and lower amortization expense related to certain debt issuance fees fully amortized in the period.

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

Chapter 11 and Administration Related Reorganization Expenses

Chapter 11 and Administration related reorganization expenses consist of legal, financial and advisory fees, including the costs of the U.K. Administrators, critical employee retention costs and other directly related internal costs. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings.

	Nine Months Ended September 30
	2004	2003
	(Millions of Dollars)
Professional fees directly related to the filing	$75.6	$72.4
Critical employee retention costs	6.0	5.5
Other direct costs	3.7	7.5
Gain on settlement of outstanding claim	(18.5)	—

	$66.8	$85.4

In July 2004, the Company reached an agreement with a creditor of one of the Company’s U.S. subsidiaries whereby the Company and the creditor settled an outstanding liability of $20 million in exchange for a general unsecured claim of $1.5 million. The settlement agreement was approved by the Bankruptcy Court on July 30, 2004. As a result of this agreement, the Company reduced its recorded liability for this claim and recorded a gain of $18.5 million during the quarter ended September 30, 2004.

Cash payments for Chapter 11 and Administration related reorganization expenses totaled $77 million and $64 million for the nine months ended September 30, 2004 and 2003, respectively.

Income Tax Expense

For the nine months ended September 30, 2004, the Company recorded income tax expense of $70.2 million on income from continuing operations before income taxes of $6.6 million. This compares to income tax expense of $51.2 million on a loss from continuing operations before income taxes of $13.6 million in the same period of 2003. Income tax expense for the nine month period ended September 30, 2004 varied from the U.S. statutory rate due primarily to the non-recognition of income tax benefits and non-deductible items in certain foreign jurisdictions, partially offset by the non-recognition of income tax expense on U.S. operating earnings and the carryback of prior year U.S. losses that resulted in a tax benefit of approximately $8 million.

Labor Matters

The Company has entered into collective bargaining agreements with ten unions that cover approximately one-half of its wholly owned US manufacturing facilities, and include approximately 43% of its manufacturing workforce. Almost all of the Company’s unionized facilities have separate contracts with differing expiration dates. Seven local union agreements were scheduled to expire during 2004.

The Company pursued concessions from local unions at various locations, including Greenville, St. Johns and Sparta, Michigan, to reduce operating expenses at the facilities. The Company has now reached agreement in all facilities with contracts that expired in 2004 and obtained concessions that allow these facilities to remain open.

As a result of the negotiations involving the future of the T&N Pension Scheme and the possibility that certain Scheme participants will receive a reduced pension benefit upon the UK Debtors’ emergence from administration, the Company recognizes that industrial actions could take place in the near term at one or more of its UK facilities, although none have occurred to date. The Company is working diligently to try to avoid such actions and is establishing contingency plans to mitigate the effect that such industrial actions could have on its UK operations should such actions occur.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 15 of the accompanying financial statements, “Litigation and Environmental Matters.”

Liquidity and Capital Resources

Cash Flow

Cash flow provided from operating activities was $260 million for the nine months ended September 30, 2004, representing a decline of $2 million as compared to the same period of 2003. The net change in cash provided from operating activities was attributable to the following factors:

•	A $5 million decrease in the Company’s net loss;

•	Increased depreciation and amortization expense of $24 million reflecting past capital investment for manufacturing improvements and cost reduction and restructuring activities;

•	Working capital cash impact of $204 million attributable to higher current period sales volumes and the replenishment of approximately $40 million of aftermarket inventory destroyed in the Smithville, Tennessee distribution center fire;

•	Receipt of insurance proceeds of $55 million related to the Smithville, Tennessee fire; and

•	Change in other assets and liabilities providing $124 million in cash. This change was principally the result of non-cash foreign currency of $15 million, pension expense in excess of actual cash contributions of $51 million, and timing of other commercial and payroll related payments.

Cash flow used by investing activities was $177 million in the first nine months of 2004. Capital expenditures of $190 million were partially offset by proceeds from the sale of property, plant and equipment of $13 million. Cash flow provided from financing activities was $42 million for the first nine months of 2004 resulting from a net increase in borrowing on the Company’s debtor-in-possession (“DIP”) credit facility of $38 million, combined with repayments of certain short-term and international debt.

Reorganization Financing

The Company has a $600 million DIP credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. The DIP credit facility has a current expiration date in February 2005, and bears interest at either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greater of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point. The $600 million commitment is mandatorily reduced by a portion of proceeds received from future asset or business divestitures. As of September 30, 2004 the outstanding balance of $358 million on the DIP credit facility has been classified as short-term debt in the accompanying financial statements. The Company intends to renegotiate the DIP credit facility prior to its expiration as discussed below.

The Company’s available borrowings under the DIP credit facility are determined by the underlying collateral at any point in time, consisting of its domestic inventories, domestic accounts receivable, and domestic property, plant, and equipment. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. Based upon the collateral securing the DIP credit facility, the Company had $576 million available for borrowings at September 30, 2004, of which the Company had $358 million of outstanding borrowings and has issued $22 million in letters of credit.

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

The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, the Bankruptcy Court’s approval of management’s plans and the availability of financing. Management believes that cash on hand, cash flow from operations, and available borrowings under its current and replacement DIP credit facilities, will be sufficient to fund capital expenditures and meet its post-petition operating obligations for the next fiscal year. In the longer term, the Company believes that the benefits from its announced restructuring programs and favorable resolution of its asbestos liability through Chapter 11 and Administration, combined with the post-emergence financing approved by the Bankruptcy Court in October 2004, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard or that the terms available for any future financing, if required, would be available or favorable to the Company. Also, resolutions of certain obligations, particularly asbestos obligations, are affected by factors outside the Company’s control.

At September 30, 2004 the Company was in compliance with all debt covenants under its existing DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the expiration of the facility. In addition, the Company expects to be in compliance with the covenants of the DIP credit facility approved by the Bankruptcy Court on October 22, 2004 for the next 12 months. Changes in the business environment, market factors, macroeconomic factors, or the Company’s ability to achieve its forecasts and other factors outside of the

Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

Restricted Cash

Under the U.K. Restructuring Proceedings, cash in the United Kingdom is available only for use by the debtor entities within the United Kingdom and is not available for use outside of such entities. At September 30, 2004 and December 31, 2003, such cash balances were $295 million and $261 million, respectively.

Other Liquidity and Capital Resource Items

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $140 million and $131 million as of September 30, 2004 and December 31, 2003, respectively.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts including pistons, pins, piston rings, and cylinder liners to original equipment (“OE”) and Aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the investment partner. The contingent guarantee can be exercised at the discretion of the joint venture partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of September 30, 2004, the total amount of the contingent guarantee, were all triggering events to occur, approximated $50 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. Management also believes that exercise of the put option is not reasonably likely within the foreseeable future. However, if this put option is exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its investment partner.

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

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004, at the reasonable assurance level previously described.

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

ITEM 6.	EXHIBITS

(a)	Exhibits:

10.25	Master Services Agreement for Finance & Accounting Services dated September 30, 2004 between the Company and International Business Machines Corporation.

31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

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

Dated: October 29, 2004