Form 10-K
period 2004-12-31
FEDERAL MOGUL CORP
filed 2005-02-28
CIK 34879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $25.3 million as of June 30, 2004 based on the reported last sale price as published for over-the-counter market for such date.

The Registrant had 89,057,696 shares of common stock outstanding as of February 22, 2005.

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

Chapter 11 Filing

•	Factors relating to Federal Mogul’s filing for Chapter 11 in the U.S. and the filing for Administration by certain of Federal-Mogul’s subsidiaries in the U.K. such as: the possible disruption of relationships with creditors, customers, and employees; the Company’s ability to implement its plan of reorganization in the U.S. and scheme of arrangement in the U.K.; the outcome of asbestos litigation proceedings; and the Company’s compliance with its existing debtor-in-possession credit facility.

Legal and Environmental Proceedings

•	Legal actions and claims of undetermined merit and amount involving, among other things, product liability, warranty, recalls of products manufactured or sold by the Company, and environmental and safety issues involving the Company’s products or facilities.

•	The merit and amount of claims to reinsurance carriers for asbestos related claims, and the financial viability of and resources available to the reinsurance carriers to meet these claims.

Business Environment and Economic Conditions

•	The Company’s ability to generate cost savings or manufacturing efficiencies to offset or exceed contractually or competitively required price reductions or price reductions to obtain new business.

•	Variations in the financial or operational condition of the Company’s significant customers, particularly the world’s original equipment manufacturers of commercial and personal vehicles.

•	Fluctuations in the price and availability of raw materials and other supplies used in the manufacturing and distribution of the Company’s products.

•	Material shortages, transportation system delays, or other difficulties in markets where the Company purchases supplies for the manufacturing of its products.

•	Significant work stoppages, disputes, or any other difficulties in labor markets where the Company obtains materials necessary for the manufacturing of its products or where its products are manufactured, distributed or sold.

•	Increased development of fuel cells, hybrid-electric or other non-combustion engine technologies.

•	The Company’s ability to obtain cash adequate to fund its needs, including the borrowings available under its debtor-in-possession credit facility and the availability of financing for the Company’s subsidiaries not included under the voluntary filing for Chapter 11 in the U.S. or Administration in the U.K.

•	Changes in actuarial assumptions, interest costs and discount rates, and fluctuations in the global securities markets which directly impact the valuation of assets and liabilities associated with the Company’s pension and other postemployment benefit plans.

Other Factors

•	Various worldwide economic, political and social factors, changes in economic conditions, currency fluctuations and devaluations, credit risks in emerging markets, or political instability in foreign countries where the Company has significant manufacturing operations, customers or suppliers.

•	Physical damage to or loss of significant manufacturing or distribution property, plant and equipment due to fire, weather or other factors beyond the Company’s control.

•	New or expanded litigation activity regarding alleged asbestos claims against subsidiaries of the Company not included in either the U.S. Chapter 11 or the U.K. Administration Proceedings.

•	Legislative activities of governments, agencies, and similar organizations, both in the United States and in foreign countries, that may affect the operations of the Company.

•	Possible terrorist attacks or acts of aggression or war, that could exacerbate other risks such as slowed vehicle production or the availability of supplies for the manufacturing of the Company’s products.

PART I

ITEM 1.	BUSINESS

Proceedings under Chapter 11 and Administration of the Bankruptcy Code

On October 1, 2001 (the “Petition Date”), Federal-Mogul Corporation, (“Federal-Mogul” or the “Company”) and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring or the U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in the normal course. The Chapter 11 Cases are discussed in Note 2 to the consolidated financial statements.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

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

Federal-Mogul has operations in 31 countries and, accordingly, all of the Company’s reporting segments derive sales from both domestic and international markets. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations. The following tables set forth the Company’s net sales and net property, plant and equipment by geographic region as a percentage of total net sales and total net property, plant and equipment, respectively:

	Net sales			Net property, plant and equipment
	Year ended December 31			December 31
	2004	2003	2002	2004	2003
Net sales by geographic region:
United States	47%	49%	55%	36%	38%
Mexico	3%	3%	3%	5%	4%
Canada	2%	3%	2%	1%	1%

Total North America	52%	55%	60%	42%	43%

Germany	16%	15%	12%	24%	23%
France	9%	8%	7%	8%	9%
United Kingdom	8%	8%	8%	8%	9%
Switzerland	4%	4%	4%	—	—
Italy	3%	3%	3%	5%	4%
Other Europe	5%	4%	4%	10%	11%

Total Europe	45%	42%	38%	55%	56%

Rest of World	3%	3%	2%	3%	1%

	100%	100%	100%	100%	100%

The following table sets forth the Company’s net sales by reporting segment as a percentage of total net sales. Segment information for the years ended December 31, 2003 and 2002 has been reclassified to include the operating results of Asia Pacific operations within the product group reporting segments. Previously, the Asia Pacific segment information was included within the Corporate reporting segment. This reclassification is consistent with organizational changes implemented during the second quarter of 2004.

	Year Ended December 31
	2004	2003	2002
Net sales by reporting segment:
Powertrain	35%	34%	33%
Sealing Systems and Systems Protection	11%	11%	12%
Friction	8%	8%	7%
Aftermarket	46%	47%	48%

	100%	100%	100%

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

During 2004, the Company completed the following divestitures of non-core businesses:

•	During July 2004, the Company completed the divestitures of its large bearing operations in Pinetown, South Africa and Uslar, Germany.

•	During December 2004, the Company divested its transmission operations located in Dayton, Ohio.

During 2003, the Company completed the following divestitures of non-core businesses:

•	During April 2003, the Company completed the divestitures of its U.S. camshaft operations and the majority of its original equipment lighting operations. The divested U.S. camshaft operations include manufacturing operations in Grand Haven, Michigan and Orland, Indiana, as well as the Company’s share of an assembled camshaft joint venture operation in Grand Haven. The original equipment lighting divestitures include operations in Matamoros, Mexico; Brownsville, Texas; and Toledo, Ohio.

•	During September 2003, the Company divested operations located in Hampton, Virginia and Solon, Ohio.

During 2002, the Company completed the following divestitures of non-core businesses:

•	In March 2002, the Company completed the divestiture of its Signal-Stat Lighting Products business (“Signal-Stat”). Signal-Stat produces exterior lighting and power distribution products primarily for the heavy-duty and commercial vehicle markets.

•	In July 2002, the Company completed the divestiture of its automotive camshaft manufacturing plant in Jackson, Michigan, under the terms of a management buyout. The Company also entered into a three-year supply agreement to market and sell aftermarket camshafts produced at the Jackson facility through its aftermarket business.

•	In November 2002, the Company completed the divestiture of Federal-Mogul Camshafts de Mexico S. de R.L. de C.V. (“Camshafts de Mexico”). Camshafts de Mexico manufactures camshafts for the North American original equipment market.

These divestitures have been presented as discontinued operations for the fiscal years ended December 31, 2004, 2003, and 2002. At December 31, 2004, no assets were held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Additional financial information related to these divestitures is included in Note 7 to the consolidated financial statements, “Discontinued Operations” included in Item 8 of this report.

Restructuring Activities. The Company has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve cost reductions. These restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to lower cost markets.

The Company defines restructuring expense to include charges incurred with exit or disposal activities accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 146, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other postemployment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

An overview by reporting segment of the Company’s restructuring activities completed during 2004 is provided below.

•	Powertrain restructuring efforts relate to the closure of one U.S. plant and one European plant with transfer of related production activities to existing facilities primarily in Mexico and Turkey. Production transfers were also completed at one European plant with the related production moving to an existing facility in Poland.

•	Aftermarket restructuring efforts have resulted in the closure of one European ignition facility with relocation of related production activities to existing facilities in the U.S. and Italy.

Various programs, which are similar in nature to those discussed above, are currently in progress and are scheduled for completion during 2005. The Company’s restructuring activities are further discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the consolidated financial statements, “Restructuring.”

Joint Ventures and Other Strategic Alliances. Joint ventures and other strategic alliances represent an important element of the Company’s business strategy. The Company forms joint ventures and strategic alliances to gain entry into new markets, facilitate the exchange of technical information and development of new products, extend current product offerings, provide low cost manufacturing operations, and broaden its customer base. The Company believes that certain of its joint ventures have provided, and will continue to provide, opportunities to expand business relationships with Asian OEMs. The Company is currently involved in 36 joint ventures located in 12 different countries throughout the world, including China, India, Korea and Turkey. Of these joint ventures, the Company maintains a controlling interest in 15 entities and, accordingly, the financial results of these entities are included in the consolidated financial statements of the Company. The Company has a non-controlling interest in 21 of its joint ventures, of which 18 are accounted for under the equity method and three are accounted for under the cost method. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

Net sales for consolidated joint ventures were approximately 9% of consolidated net sales for the year ended December 31, 2004. The Company’s investment in unconsolidated joint ventures totaled $160 million as of December 31, 2004, while the Company’s equity in earnings of such affiliates amounted to $36 million for the year ended December 31, 2004.

Research and Development. The Company maintains technical centers throughout the world designed to develop advanced products and processes, to provide manufacturing support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Federal-Mogul’s research and development activities are conducted at the Company’s major research centers in Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Plymouth, Michigan; Skokie, Illinois, Ann Arbor, Michigan and Yokohama, Japan.

Each of the Company’s business units is engaged in various engineering, research and development efforts working closely with customers to develop custom solutions unique to their needs. Total expenditures from continuing operations for research and development activities were $137 million, $123 million and $107 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company’s Products

The following provides an overview of products manufactured and distributed by the Company’s reporting segments.

Powertrain. Powertrain products are used primarily in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include engine bearings, pistons, piston pins, rings, cylinder liners, valve train and transmission products and connecting rods. These products are offered under the Federal-Mogul, AE, Glyco, Goetze and Nural brand names. These products are either sold as individual components or, increasingly, offered to automotive manufacturers assembled in a power cylinder system. This strategic product offering adds value to the customer by simplifying the assembly process, lowering costs and reducing vehicle development time. Powertrain operates 46 manufacturing facilities in 12 countries, serving a large number of major automotive, heavy-duty and industrial customers worldwide. Powertrain derived 28% of its 2004 sales in the Americas and 72% in Europe and the rest of world.

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

Sealing Systems and Systems Protection. The Sealing Systems and Systems Protection reporting segment serves the complete drive train with sealing systems comprised of a wide array of seal and gasket technologies and innovative products focused primarily on protecting sensitive components from the harsh environment within engine compartments. Sealing Systems and Systems Protection products are used in automotive, light truck, heavy-duty, agricultural, off-highway, marine, railroad, high performance and industrial applications. The primary products include dynamic seals, gaskets (static seals) and element resistant systems protection sleeving products. The products within this group are marketed under the brand names of Federal-Mogul, Goetze, National, Fel-Pro, Payen and Glockler. Sealing Systems and Systems Protection operates 30 manufacturing facilities in 12 countries, serving many major automotive, heavy-duty and industrial customers worldwide. Sealing Systems and Systems Protection derived 76% of its 2004 sales in the Americas and 24% in Europe and the rest of world.

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

The following provides a description of the various products manufactured by Sealing Systems and Systems Protection:

Product	Description
Dynamic Seals	Dynamic seals are used to create a barrier between a rotating and a stationary surface and function to retain or separate lubricants or fluids, keep out contamination, and contain pressure. Dynamic seals include rotary shaft seals, bonded unipistons and valve stem seals.

Cold Static Gaskets and Seals	Cold static gaskets provide a barrier between two mating surfaces, resulting in the prevention of leaks, while cold static seals provide a high integrity seal that performs over an extended life, functioning to maintain a static environment free of surprises and/or troubles. Cold static gaskets and seals must be able to maintain a seal under pressure and under relatively low temperatures. The most common applications include transmission and timing covers, intake manifolds, water pumps and oil pans.

Hot Static Gaskets and Seals	Hot static gaskets provide a barrier between two mating surfaces, resulting in the prevention of leaks, while hot static seals provide a high integrity seal that performs over an extended life, functioning to maintain a static environment free of surprises and/or troubles. Hot static gaskets and seals operate in conditions of relatively high temperatures, such as cylinder head and exhaust manifold applications.

Heat Shields	Metallic heat shields are designed to provide thermal and/or acoustic optimization. These products encompass full vehicle capability, from manifold to tail pipe and include a mixture of offerings, such as plain/embossed aluminum, and proprietary specialist products.

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

•      Abrasion protection and wire management of cable assemblies

•      Dielectric protection of electrical leads

•      Thermal and mechanical protection of hose assemblies

•      Acoustic insulating and sound-dampening materials

Friction. Federal-Mogul is one of the world’s largest independent suppliers of friction materials for the automotive, heavy-duty, and railway markets. The primary products of this segment include brake disc pads, brake shoes, and brake linings and blocks. Federal-Mogul offers a portfolio of world-class brand names, including Abex, Beral, Wagner and Ferodo. Federal-Mogul supplies friction products to all major customers in the light vehicle, commercial vehicle and railway sectors and is also very active in the aftermarket. Friction operates 15 manufacturing facilities in 10 countries, serving many major automotive, railroad and industrial customers worldwide. Friction derived 26% of its 2004 sales in the Americas and 74% in Europe and the rest of world.

The following provides a description of the various products manufactured by Friction:

Product	Description
Light Vehicle Disc Pads

A light vehicle disc pad assembly consists of:

•      Friction material, which dissipates forward momentum by converting energy to heat

•      Underlayer, which is a layer of different friction material placed between the backplate and friction material to improve strength, thermal barrier, corrosion resistance, noise performance or a combination of these characteristics

•      Backplate, to support and locate the friction material in the caliper

•      Shim, which is a rubber/metal laminate developed to suppress noise

Commercial Vehicle Disc Pads	Commercial vehicle disc brake pads are a growing segment of the friction market, superseding drum brakes on trucks, busses, tractor units and trailers. The basic construction of a commercial vehicle disc pad is the same as a light vehicle disc pad.

Light Vehicle Drum Brake Linings	Drum brake linings are friction material affixed to a brake shoe and fitted on rear service brake, rear parking brake and transmission brake applications.

Commercial Vehicle Full Length Linings	Full-length linings are the commercial vehicle equivalent of light vehicle drum brake linings.

Commercial Vehicle Half-Blocks	Half blocks are segments of friction material made to be riveted onto drum brake shoes. They are used on heavier vehicle applications where discs are not used (e.g. due to the age of the vehicle).

Railway Brake Blocks	Railway brake blocks work by acting on the circumference of the wheel. They are lighter and quieter in operation than cast iron blocks. However, friction performance is designed to replicate that of cast iron blocks.

Railway Disc Pads	Railway disc pads are produced in single pad or paired pad format. Federal-Mogul produces sintered metal pads for high duty applications.

Aftermarket. Aftermarket distributes products manufactured within the above segments, or purchased, to the independent automotive, heavy-duty and industrial aftermarkets. The segment also includes manufacturing operations for brake, chassis, ignition, lighting, fuel and wiper products. Federal-Mogul is a leader in several key aftermarket product lines. These products are marketed under various brand names, including Champion, Fel-Pro, Carter, ANCO, Moog, Wagner, Ferodo, Glyco and Sealed Power. Aftermarket operates 22 manufacturing facilities and 29 distribution centers in 19 countries, serving a diverse base of distributors and retail customers around the world. Aftermarket derived 73% of its 2004 sales in the Americas and 27% in Europe and the rest of world.

The following provides a description of the various products manufactured and/or distributed by Aftermarket:

Product	Description
Engine

Domestic – Sealed Power is Federal-Mogul’s premier brand of internal engine components, for use in automotive, light truck or heavy-duty engines. The Sealed Power product line includes pistons, piston rings, engine bearings, camshafts, oil pumps, timing components and valvetrain products. Similar products are offered to the heavy-duty market, including construction, marine, agricultural, mining, gas compression, trucking and industrial customers under the Company’s FP Diesel brand.

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

Reporting Segment Financial Information. Approximately 54% of the Company’s net sales are to the OE market and approximately 46% are to the aftermarket. The following tables summarize net sales, gross margin and total assets for each reporting segment for the periods indicated. Segment information for the years ended December 31, 2003 and 2002 has been reclassified to include the operating results of Asia Pacific operations within the product group reporting segments. Previously, the Asia Pacific segment information was included within the Corporate reporting segment. This reclassification is consistent with organizational changes implemented during the second quarter of 2004.

For information related to the Company’s reporting segments, refer to Note 21 to the consolidated financial statements included in Item 8 of this Form 10-K.

Net sales by reporting segment were:

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Powertrain	$2,146	$1,847	$1,651
Sealing Systems and Systems Protection	682	622	641
Friction	527	441	379
Aftermarket	2,819	2,613	2,486

	$6,174	$5,523	$5,157

Gross margin by reporting segment was:

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Powertrain	$316	$260	$263
Sealing Systems and Systems Protection	114	104	124
Friction	112	119	99
Aftermarket	662	617	555
Corporate	(27)	(13)	(19)

	$1,177	$1,087	$1,022

Total assets by reporting segment were:

	December 31
	2004	2003	2002
	(Millions of Dollars)
Powertrain	$2,032	$2,039	$1,861
Sealing Systems and Systems Protection	1,039	1,255	1,237
Friction	769	716	618
Aftermarket	3,057	2,954	2,718
Corporate	1,368	1,153	1,479

	$8,265	$8,117	$7,913

The Company’s Industry

The automotive supply industry is comprised of two primary markets; the OE market in which the Company’s products are used in the manufacture of new vehicles, and the aftermarket in which the Company’s products are used as replacement parts for current production and older vehicles.

The OE Market. The OE market is characterized by short-term volatility, with overall expected long-term growth of vehicle sales and production. Demand for automotive parts in the OE market is generally a function of the number of new vehicles produced, which is primarily driven by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment and other trends. In 2004, the number of light vehicles produced, which is a substantial portion of the OE market, was 15.8 million in North America, 16.3 million in Western Europe, and 27.5 million in the rest of the world. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by further penetrating business with existing customers, and by gaining new customers and markets. Companies with a global presence and advanced technology, engineering, manufacturing and customer support capabilities are best positioned to take advantage of these opportunities.

There are currently several significant existing and emerging trends that are impacting the OE market, including the following:

•	Globalization of Automotive Industry – OEMs are increasingly designing global platforms where the basic design of the vehicle is performed in one location but is produced and sold in numerous geographic markets to realize significant economies of scale by limiting variations across products. OEMs are increasingly focused on emerging markets for growth opportunities where suppliers must be prepared to provide product and technical resources in support of their customers. Furthermore, OEMs are moving their operations to lower cost geographies relative to the U.S. and European markets and, accordingly, OEMs are increasingly requiring suppliers to provide parts on a global basis. Finally, the Asian OEMs continue to expand their reach and market share in relation to traditional domestic manufacturers. As this trend is expected to continue into the foreseeable future, suppliers must be positioned to meet the needs of the Asian OEMs.

•

Increased Emphasis on Systems and Modules – To simplify the vehicle assembly process, lower costs and reduce vehicle development time, OEMs are increasingly rewarding suppliers possessing the capability of providing fully-engineered systems and pre-assembled combinations of components rather than individual components.

•	Focus on Fuel Economy and Emissions – Increased fuel economy and decreased vehicle emissions are of great importance to OEMs as customers and legislators continue to demand more efficient and cleaner operating vehicles. In the United States, strict corporate average fuel economy (“CAFE”) standards and Environmental Protection Agency regulations are driving OEMs to focus on new technologies including diesel applications and hybrid engines, which allow the OEMs to achieve these increasingly stringent government regulations. Suppliers offering solutions to OEMs related to these issues posses a distinct competitive advantage, which is driving accelerated new product development cycles.

•	Focus on Vehicle Safety – Vehicle safety continues to gain increased industry attention and plays a critical role in consumer purchasing decisions. Accordingly, OEMs are seeking suppliers with new technologies, capabilities and products that have the ability to advance vehicle safety. Those suppliers able to enhance vehicle safety through innovative products and technologies have a distinct competitive advantage.

•	Pricing Pressures – In order to maintain sales levels of new vehicles and retain or gain market share, many OEMs continue to provide extensive pricing incentives and financing alternatives to consumers. These actions have placed pressures on the OEMs profits and, in turn, the OEMs expect certain recovery from their supply base. In order to retain current business as well as to be competitively positioned for future new business opportunities, suppliers must continually identify and implement product innovation and cost reduction activities to fund annual price concessions to their customers.

•	Automotive Supply Consolidation – Consolidation within the automotive supply base is expected to continue, while the entire automotive industry matures. Suppliers will seek opportunities to achieve synergies in their operations through consolidation, while striving to acquire complementary businesses to improve global competitiveness or to strategically enhance a product offering to provide customers with a more fully integrated module or system capability.

The Aftermarket Business. Aftermarket products are sold as replacement parts for vehicles in current production and older vehicles to a wide range of wholesalers, retailers and installers. Demand for aftermarket products is driven by the quality of OE parts, the number of vehicles in operation, the average age of the vehicle fleet, and vehicle usage (measured by miles driven). Although the number of vehicles on the road and different models available continue to increase, the aftermarket has experienced weakness due to increases in average useful lives of automotive parts resulting from continued technological innovation and resulting quality and durability. Replacement demand for certain aftermarket products is also impacted by annual weather cycles. Generally, the relative severity of winter can significantly impact the short-term demand for products such as wiper blades, chassis components and fuel pumps. The aftermarket continues to experience consolidation of warehouse distributors and retailers, resulting in excess inventory throughout the supply chain that can adversely affect near-term sales to these customers.

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

Federal-Mogul’s aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers called jobbers, distributors of heavy-duty vehicular parts, engine rebuilders and retail parts stores. The breadth of Federal-Mogul’s product lines, the strength of its brand names, marketing expertise, and sizable sales force, and its distribution and logistics capability, are central to the Company’s aftermarket operations.

Among Federal-Mogul’s largest customers are the Aftermarket Autoparts Alliance, Autozone, BMW, CarQuest, Caterpillar, Cummins, DaimlerChrysler, Fiat, Ford/Jaguar/Volvo, General Motors, NAPA, Ozark/O’Reilly’s, PSA, Renault/Nissan and Volkswagen/Audi. This determination is based upon sales derived from these customers during the fiscal year ended December 31, 2004. No individual customer accounted for more than 10% of the Company’s sales during 2004.

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

•	Powertrain – In North America, primary competitors are Daido, Dana, GKN, Kolbenschmidt, Mahle, STI and Sumitomo. In Europe, primary competitors are Bleistahl, Dana, GKN, Kolbenschmidt, Mahle, Miba and NPR.

•	Friction – In North America, primary competitors are Akebono and Honeywell. In Europe, primary competitors are Galfer, Honeywell and TMD.

•	Sealing Systems and Systems Protection – In North America, primary competitors are Dana and Freudenberg NOK. In Europe, primary competitors are Elring Klinger, Freudenberg NOK and Dana/Reinz.

•	Aftermarket – In North America, primary competitors are Affinia, Airtex, Bosch, Honeywell and Trico. In Europe, primary competitors are Bosch, Elring Klinger, Kolbenschmidt, Mahle, NGK and Valeo.

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

Although customer programs typically extend to future periods and, although there is an expectation that the Company will supply certain levels of OE production and aftermarket shipments over such periods, the Company believes that outstanding purchase orders and product line arrangements do not constitute firm orders. Firm orders are limited to specific and authorized customer purchase order releases placed with its manufacturing and distribution centers for actual production and order fulfillment. Firm orders are typically fulfilled as promptly as possible after receipt from the conversion of available raw materials and work-in-process inventory for OEM orders and from current on-hand finished goods inventory for aftermarket orders. The dollar amount of such purchase order releases on hand and not processed at any point in time is not believed to be significant based upon the timeframe involved.

The composition of the Company’s purchase orders and arrangements as measured by terms and conditions, pricing and other factors has remained largely unchanged during the last three years.

The Company’s Raw Materials and Suppliers

The Company purchases various raw materials for use in its manufacturing processes, including ferrous and non-ferrous metals, synthetic and natural rubber, graphite, fibers, stampings, castings and forgings. In addition, the Company purchases parts manufactured by other manufacturers for sale in the aftermarket. The Company has not experienced any shortages of raw materials or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. For business and efficiency purposes, the Company has established single sourcing relationships with a small number of its suppliers. However, based upon market conditions and readily available alternative supply sources, the Company believes it could readily replace any single supply source without a material disruption to its business. In 2004, no outside supplier of the Company provided products that accounted for more than 10% of the Company’s net sales.

The Company experienced raw material inflation of approximately $50 million during 2004 concentrated in steel, non-ferrous metals and hydrocarbon based commodities. Through its centralized supply chain functions, the Company continues to work with its suppliers to reduce its global material costs. However, the Company expects raw material steel supply will continue to be constrained and the impact of increasing material costs or disruptions in supply will likely continue to pressure the Company’s operating results.

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

The Company’s Employee Relations

As of December 31, 2004, the Company had approximately 44,700 full-time employees, of which approximately 17,200 were employed in the United States.

Various unions represent approximately 42% of the Company’s domestic hourly employees and approximately 60% of the Company’s international hourly employees. Most of the Company’s unionized manufacturing facilities have their own contract with its own expiration date, and as a result, no contract expiration date affects more than one facility.

Impact of Environmental Regulations on the Company

The Company’s operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on the Company’s financial position or cash flows in 2004 and are not expected to have a material impact on the Company’s financial position or cash flows in 2005 or 2006.

The Company’s Intellectual Property

The Company holds in excess of 3,800 patents and patent applications on a worldwide basis, of which 762 have been filed in the United States. Of the 3,800 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to the Company. These patents and patent applications expire over various periods through the year 2026.

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

The Company also maintains more than 4,800 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by the Company or are licensed to third parties. All trademark registrations that are still in commercial use are routinely renewed by the Company prior to their expiration.

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

Federal-Mogul’s world headquarters is located in Southfield, Michigan, which is a leased facility. At December 31, 2004, the Company had 196 manufacturing/technical centers, distribution and sales and administration office facilities worldwide. Approximately 35% of the facilities are leased; the majority of which are distribution, sales and administration offices. The Company owns the remainder of the facilities.

Type of Facility	North America	Europe	Rest of World	Total
Manufacturing/technical centers	55	52	35	142
Distribution centers and warehouses	12	8	8	28
Sales and administration offices	9	5	12	26

	76	65	55	196

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

On October 1, 2001 (the “Petition Date”), the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring and the U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in the normal course. The Chapter 11 Cases are further discussed in Note 2 to the consolidated financial statements.

The Restructuring Proceedings were entered into in response to a sharply increasing number of asbestos-related claims and their demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

Material pending legal proceedings, other than the Chapter 11 and Administration proceedings above and other than ordinary, routine litigation incidental to the business, to which the Company became or was a party during the year ended December 31, 2004, or subsequent thereto but before the filing of this report, are summarized below.

T&N Companies Asbestos Litigation

The Company’s U.K. subsidiary, T&N Ltd., and two U.S. subsidiaries (the “T&N Companies”) are among many defendants named in numerous court actions in the U.S. alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. As of the Petition Date, T&N Ltd. was a defendant in approximately 115,000 pending personal injury claims. The two United States subsidiaries were defendants in approximately 199,000 pending personal injury claims. The Company includes as pending claims open served claims, settled but not documented claims, and settled but not paid claims. Notice of complaints continue to be received post-petition and are in violation of the automatic stay.

The Company’s recorded liability for this litigation (approximately $1.4 billion as of December 31, 2004) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States and the U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors committee consisting in large part of representatives of asbestos claimants has been appointed. The Company’s obligations with respect to present and future claims could be determined through litigation in the Bankruptcy Court, the High Court, and/or through negotiations with each of the official committees appointed.

While the Company believes that the liability recorded as of October 1, 2001 was appropriate for anticipated losses arising from asbestos-related claims against the T&N Companies through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the timing and amount of future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the Restructuring Proceedings, the number of future claims that will be included in a plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact that historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and related insurance recoverable amounts, there has been no change, other than to reflect an insurance settlement and foreign exchange translation, to the recorded amounts since the Company initiated the Restructuring Proceedings. Accordingly, the recorded amounts for the asbestos claims and related insurance recoverable asset could change significantly based upon events that occur from the Restructuring Proceedings.

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

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of December 31, 2004, the recorded insurance recoverable was $687.7 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded a $38.9 million asbestos charge during 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval of the settlement was filed on March 1, 2004.

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG (“Munich Re”) and Centre Reinsurance International Co. (“CRIC”), a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the Reinsurance Agreement. The hearing to review the March 1, 2004 motion has been adjourned without date as the parties attempt to resolve the issues raised by the two reinsurers. However, these efforts have been unsuccessful, prompting the Administrators to file an action in the London High Court seeking a declaration that the settlements with EIR and Sedgwick do not breach provisions of the Reinsurance Agreement. At a hearing on February 14, 2005, the English High Court gave directions to set out an approximate 35 day timetable for the production of evidence for a substantive hearing in early April 2005. In addition, the English High Court gave a direction that Curzon Insurance Limited, (“Curzon”) the original insurer under the policy, should make a similar application to run in tandem with the Administrators’ application.

In October 2004, the other two reinsurers initiated an action against the Company in the High Court in London alleging that the Company’s proposed Plan of Reorganization may breach provisions of the applicable insurance policies, relieving the reinsurers of their obligations. On November 26, 2004, the court issued its judgement generally finding that the Plan as written does not provide any basis to relieve the reinsurers of their obligations. The court indicated that it could not address at this time issues arising from subsequent implementation of the Plan. This judgement has not been appealed.

Also in relation to the insurance in December 2002, Munich Re and CRIC sought certain declarations from the English High Court as to the meaning of certain terms contained in the policy and Reinsurance Agreement. These proceedings were adjourned; however, in August 2003, T&N’s Administrators issued their own applications for determinations of certain legal issues arising under the policy. These included, among other things, the seeking of declarations whether (i) the provision for the transfer of claims handling rights under the policy was not enforceable under the provisions of S1(3) of the Third Party (Rights Against Insurers) Act 1930; (ii) the Reinsurers must meet all expenses incurred in claims handling following the transfer of the right to handle claims, even if such expenses are incurred within the retention of the policy; (iii) such expenses incurred by the Reinsurers constitutes an administration expense payable in priority to other creditors.

On February 12, 2004 the English High Court held, among other thing, that (i) claims handling rights had been transferred; (ii) that claims handling rights did not rank as an administration expense; and (iii) that the Reinsurers could be obliged, in the proper exercise of claims handling to incur expenses, but only on the basis that they formed part of the ultimate net loss under the policy.

The English High Court of Appeal gave judgement on February 11, 2005. Curzon and T&N’s appeal was unsuccessful on all points. Munich Re and CRIC were successful only in relation to their appeal to the extent to which claims handling expenses incurred by the Reinsurers were administration expenses. The Court of Appeal held that the reimbursement of such expenses should be treated as sums payable in respect of liabilities incurred within Section 19(5) of the Insolvency Act of 1986. However, the Court of Appeal said that what claims handling expenses need to be incurred by the Reinsurers must remain a matter under the control of the Court. Curzon and T&N sought permission to appeal to the House of Lords in respect of this issue but leave was refused. T&N’s Administrators are considering whether to seek permission to appeal from the House of Lords.

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

The U.S. claims costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater than $1.69/£, the Company will effectively have a premium on 100% recovery on claims paid. As of December 31, 2004, the $688 million insurance recoverable asset includes an exchange rate premium of approximately $76 million.

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

The Company’s recorded liability for this litigation (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of December 31, 2004) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

As a result of the Restructuring Proceedings, pending asbestos-related litigation is stayed. The Company issued various letters of credit in connection with asbestos lawsuits that had resulted in verdicts against the Company or its subsidiaries prior to its filing for bankruptcy protection. The letters of credit were issued as security for judgments entered against the Company or its subsidiaries to permit the Company to pursue appeals to these judgments. The Bankruptcy Court has lifted the automatic stay with respect to one letter of credit for the Company where the letter of credit was in place to allow the appeal of a judgement against Wagner to proceed. During 2004, the final appeal in this case was denied and a draw was made upon this letter of credit of approximately $1 million.

While the Company believes that the liability recorded as of October 1, 2001 was appropriate for anticipated losses arising from asbestos-related claims related to Abex and Wagner through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the timing and amount of future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the proceeding, the number of future claims that will be included in a plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and related insurance recoverable amounts, there has been no change, other than cash payments and receipts and foreign exchange translation, to the recorded amounts since the Company initiated the Restructuring Proceedings. Accordingly, the recorded amounts for the asbestos claims could change significantly based upon events that occur from the Restructuring Proceedings.

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

Other Matters

In January 2005, the Company was notified by a customer that it experienced a quality problem with one of its products allegedly due to component parts supplied by the Company. The merits of this allegation are still under investigation by both the Company and its customer. Until further investigation is completed, any responsibility and related liability cannot be determined. However, based upon investigations performed to date, the Company believes its component parts are in accordance to customer specifications and are not the root cause of the quality problem. Accordingly, no reserve has been provided as of December 31, 2004.

The Company is involved in other legal actions and claims, directly and through its subsidiaries. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that the outcomes are not likely to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

Environmental Matters

The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of

1980 (“CERCLA”) or other similar national or state environmental laws. These laws require responsible parties to pay for remediating contamination resulting from hazardous substances that were discharged into the environment by them, or by others to whom they sent such substances for treatment or other disposition. In addition, the Company has been notified by the United States Environmental Protection Agency, other national environmental agencies, and various state agencies that it may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to CERCLA and other national and state or provincial environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities.

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

Although difficult to quantify based on the complexity of the issues, the Company has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual matters based upon information currently available from site investigations and consultants.

Recorded environmental reserves were $61 million and $66 million at December 31, 2004 and 2003, respectively. The decrease in the reserves during 2004 resulted primarily from expenditures against the reserves, downward adjustment of certain reserves based on new and more accurate estimates of remaining costs, sale of certain sites to purchasers who assumed the remaining environmental liabilities, court-approved settlement of certain contractual and governmental cleanup claims with creditors in the company’s pending Chapter 11 bankruptcy proceeding, and other factors. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2004, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs, as recorded approximate $40 million.

Legal proceedings are further discussed in Note 20 to the consolidated financial statements included in Item 8 of this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NASD over-the-counter bulletin board market under the ticker symbol “FDMLQ”.

The approximate number of shareholders of record of the Company’s common stock at February 22, 2005 was 7,090. The following table sets forth the high and low sales prices of the Company’s common stock for each calendar quarter for the last two years as reported on the over-the-counter market:

	2004		2003
Quarter	High	Low	High	Low
First	$0.46	$0.20	$0.47	$0.07
Second	$0.41	$0.24	$0.44	$0.12
Third	$0.29	$0.12	$0.36	$0.10
Fourth	$0.53	$0.15	$0.40	$0.07

The closing price of the Company’s common stock as reported on the over-the-counter market on February 22, 2005 was $0.34.

The Company was prohibited in 2004, 2003 and 2002, under its Senior Credit Agreement and its debtor-in-possession credit facilities, from paying dividends on its common stock, and therefore did not declare any such dividends. The Company does not expect to declare a dividend in the foreseeable future.

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

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although certain issues remain to be resolved, the Plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, and 50.1% of newly authorized and issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trusts, and 49.9% of the newly authorized and issued common stock will be distributed pro rata to the noteholders. If the Bankruptcy Court finds that the classes of holders of common and preferred stock of Federal-Mogul have voted in favor of the Plan, the holders of currently outstanding common and preferred stock of Federal-Mogul will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents information from the Company’s consolidated financial statements for the five years ended December 31, 2004. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplemental Data”. Information for the four years ended December 31, 2003 has been reclassified from that presented in prior reports to reflect the financial results of operations divested in 2004 as discontinued operations.

	2004	2003	2002	2001	2000
	(Millions of Dollars, Except Share and Per Share Amounts)
Consolidated Statement of Operations Data
Net sales	$6,174.1	$5,522.9	$5,157.3	$5,062.9	$5,464.4
Costs and expenses	(6,048.0)	(5,403.3)	(5,072.6)	(5,073.6)	(5,188.8)
Amortization of intangible assets	(17.2)	(16.9)	(14.0)	(106.0)	(110.6)
Restructuring charges, net	(17.5)	(32.7)	(32.0)	(36.7)	(139.2)
Adjustment of assets to fair value	(276.4)	(93.9)	(62.6)	(145.1)	(64.0)
Asbestos charge	—	(38.9)	—	—	(184.4)
Chapter 11 and Administration related reorganization expenses	(99.7)	(97.1)	(107.4)	(50.6)	—
Gain on involuntary conversion	46.1	—	—	—	—
Gain on early retirement of debt	—	—	—	72.2	—
Other income (expense), net	49.2	43.8	25.5	(27.8)	(28.2)
Income tax expense	(136.1)	(52.5)	(77.9)	(229.6)	(22.6)

Loss from continuing operations before cumulative effect of change in accounting principle	(325.5)	(168.6)	(183.7)	(534.3)	(273.4)
Loss from discontinued operations, net of income taxes	(8.5)	(20.9)	(33.0)	(467.2)	(8.1)
Cumulative effect of change in accounting principle, net of applicable income tax benefit	—	—	(1,412.2)	—	—

Net Loss	$(334.0)	$(189.5)	$(1,628.9)	$(1,001.5)	$(281.5)

Common Share Summary (Diluted)
Average shares and equivalents outstanding (in thousands)	87,318	87,129	83,022	75,598	70,573
Loss per share:
From continuing operations before cumulative effect of change in accounting principle	$(3.73)	$(1.93)	$(2.21)	$(7.09)	$(3.88)
From discontinued operations, net of income taxes	(0.10)	(0.24)	(0.40)	(6.18)	(0.14)
Cumulative effect of change in accounting principle, net of applicable income tax benefit	—	—	(17.01)	—	—

Net loss per share	$(3.83)	$(2.17)	$(19.62)	$(13.27)	$(4.02)

Dividends declared per common share	$—	$—	$—	$—	$0.01

Consolidated Balance Sheet Data
Total assets	$8,265.2	$8,116.7	$7,913.3	$9,053.2	$9,831.0
Short-term debt	309.6	14.8	346.1	24.9	147.8
Long-term debt	10.1	331.2	14.3	266.7	3,559.7
Liabilities subject to compromise	6,018.5	6,087.8	6,053.2	6,256.6	—
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely convertible subordinated debentures of the Company	—	—	—	—	575.0
Shareholders’ (deficit) equity	(1,925.7)	(1,376.9)	(1,403.6)	419.0	1,550.2

Other Financial Information
Net cash provided from (used by) operating activities	$465.5	$312.5	$256.5	$35.8	$(154.5)
Expenditures for property, plant, equipment	267.5	300.9	339.1	313.8	315.5
Depreciation and amortization expense	335.7	307.1	277.1	373.7	374.4
Payments against asbestos liability	—	—	(2.1)	(234.7)	(353.7)
Receipts from asbestos insurance policies	5.1	0.6	0.6	18.8	2.2

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) offers a broad range of vehicular parts, accessories, modules and systems to customers in both the original equipment market (“OE”) and the replacement market (“aftermarket”) on a worldwide basis. Management believes the Company’s sales of $6.2 billion are well balanced between original equipment and aftermarket as well as domestic and international. During 2004, the Company derived 54% of its sales from the OE market and 46% from the aftermarket. Prominent OE customers include the world’s largest automotive manufacturers such as General Motors, Ford/Jaguar/Volvo, DaimlerChrysler, BMW, PSA, Volkswagen/Audi and Renault/Nissan. Similarly, prominent aftermarket customers include the Aftermarket Auto Parts Alliance, Autozone, CarQuest, Advance Automotive, NAPA and Ozark/O’Reilly’s. Geographically, the Company derived 47% of its sales domestically and 53% internationally. The Company has operations in established markets including the United States, Germany, United Kingdom, France, Italy, Mexico and Canada, and emerging markets including China, Czech Republic, Hungary, India, Korea, Poland and Thailand. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

A number of initiatives commenced in 2001 and, while certain of these initiatives have been completed as of December 31, 2004, many are still in process and ongoing:

•	Global Organization – Recognizing the ever-increasing globalization of the automotive industry, the Company organized its primary business units on a global basis – Powertrain, Sealing Systems and Systems Protection, Friction and Aftermarket. This allows each business to take advantage of best practices in product development, technology and innovation, manufacturing capability and capacity. Furthermore, the Company continues to develop and implement standardized processes and centralized systems to further the direction and performance of the business.

•	Productivity – Management implemented a series of initiatives targeted at leveraging the Company’s global scale and reducing total enterprise costs. These initiatives included implementation of a centralized supply chain function focused on the reduction of global material costs; headcount reduction programs to reduce selling, general and administrative costs; implementation of standard manufacturing methods across business segments to achieve operational efficiencies and decrease production costs; and modified capital expenditure processes to ensure capital funds are directed at the most strategically appropriate investments with the highest rates of return.

•	Low Cost Production – The Company has established and expanded manufacturing operations in low cost geographies to meet the cost pressures inherent in the industry. The Company has manufacturing operations or joint venture alliances in the Czech Republic, China, Korea, Thailand, Poland, Turkey, Hungary, and Mexico.

•	Exit “Non-Core” Businesses – Management identified certain businesses that were not consistent with the Company’s long-term strategy or were not expected to achieve certain performance targets. These businesses were deemed non-core and, during the course of the last three years, the Company has divested substantially all of these businesses. These activities have freed up both human and financial resources that are focused on improving the Company’s core businesses.

•	North America Aftermarket Distribution Optimization – The Company commenced activities to streamline the North America aftermarket distribution network in order to improve both the efficiency of operations and customer order fulfillment and delivery performance. This distribution network consisted of 18 facilities at the end of 2000. Since then, the Company has completed the consolidation and closure of nine distribution centers. The Company now operates its North America aftermarket customer order processing and fulfillment from nine distribution centers. The Company has embarked upon a similar initiative for its Europe aftermarket operations.

•	Aftermarket Delivery Performance – In addition to the distribution network consolidation efforts in North America, the Company upgraded many of its remaining distribution centers with state-of-the-art warehouse management systems. Furthermore, the Company renewed its focus on internal logistics and execution of inventory “pull” systems throughout its manufacturing operations and suppliers to ensure prompt and accurate replenishment of its distribution network. These efforts have resulted in significantly improved order fulfillment to the Company’s aftermarket customers in North America and Europe. The Company believes that its current customer order fulfillment levels are best in class.

•	Expand Asia Pacific Presence – The Company has invested in manufacturing operations (both wholly-owned and joint venture relationships) in the Asia Pacific region and maintains a technical center in Yokohama, Japan to support the Company’s efforts in this region. The Company intends to use these operations and technical platform to strengthen its current, as well as to develop new, customer relationships in this important region.

•	Customer Valued Technology – The Company has significant engineering and technical resources throughout its businesses focused on addressing customer issues and problems with innovative solutions for both product applications and manufacturing processes. A recent example is the development and launch of the Company’s Wagner ThermoQuiet disc brake pad technology for the aftermarket. This technology employs patented shim technology which provides a one piece insulator and backing plate and provides exceptional stopping power, quiet performance, and enhanced durability. The Company was awarded the prestigious Automotive News PACE Award in 2003 for this new technology.

•	Settle Asbestos Obligation And Right Size Capital Structure – On October 1, 2001 the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy. Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration under the United Kingdom Insolvency Act of 1986 in the High Court of Justice, Chancery division in London, England. These proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on the Company’s cash flows and liquidity. Management expects the Company to emerge from the Restructuring Proceedings free from its asbestos obligation and with an appropriate capital structure necessary to achieve the Company’s future objectives.

Voluntary Reorganization under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring or the U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in the normal course. The Chapter 11 Cases are further discussed in Note 2 to the consolidated financial statements.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

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

On June 4, 2004, the Third Amended Joint Plan of Reorganization (the “Plan”) for the Company and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court. The Plan was jointly proposed by the Company, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”). Also on June 4, 2004, a Disclosure Statement to be used in soliciting votes to accept or reject the Plan (the “Disclosure Statement”) was approved by the Bankruptcy Court and a December 2004 hearing was scheduled to determine whether the Bankruptcy Court should approve the Plan. On December 7, 2004, the Bankruptcy Court delayed this confirmation hearing pending a hearing to estimate asbestos personal injury claims against U.K. Debtors. Such estimation hearing has not yet been scheduled.

On July 12, 2004, solicitation packages containing the Plan and Disclosure Statement, various supporting documents and a ballot, if appropriate, were mailed to known creditors of the Company and holders of common and preferred stock interests in the Company. All votes were due by the close of business on November 3, 2004. Although the Plan Proponents have granted extensions of the November 3, 2004 voting deadline to a few significant claimants, the voting agent has confirmed that the overwhelming majority of the classes of claims and interests have voted to accept the Plan. For the few classes of claims that voted to reject the Plan, the Plan Proponents intend to either amend the Plan so as to obtain such classes’ accepting votes or seek to confirm the Plan over the objection of such classes.

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

If the Plan Proponents and the Administrators cannot reach an agreement regarding either Schemes of Arrangement and CVAs that parallel the Plan or the means by which the Federal-Mogul will retain the business of the U.K. Debtors that are valuable to Federal-Mogul and its customers, then one or more of the following may occur with respect to each U.K. Debtor: (a) the U.K. Debtors and the Plan Proponents may ask the High Court to approve the Plan with respect to the U.K. Debtors as a matter of comity; or (b) Federal-Mogul may bid for those businesses of the U.K. Debtors that are valuable to Federal-Mogul and its customers and any actual or deemed transfer of assets to Federal-Mogul in connection therewith shall be entitled to the benefits of the injunction pursuant to Section 524(g) of the Bankruptcy Code. If Federal-Mogul is not the successful bidder, the injunction pursuant to Section 524(g) of the Bankruptcy Code shall not apply to the transfer of any assets to any entity other than Federal-Mogul or its designee. The Company believes that, in the event the assets of the U.K. debtors are marketed for public sale, Federal-Mogul ultimately will be the successful bidder for those assets that are valuable to Federal-Mogul and its customers. Any remaining assets would be liquidated. The Company believes that such a non-consensual process with the Administrators is not in the best interest of the creditors of the U.K. Debtors, including pension creditors, and employees of the U.K. Debtors and that the failure to arrive at a consensual plan could be damaging to the interests of such parties.

The Company is unable to predict with a high degree of certainty at this time what treatment will be accorded under any such plan of reorganization to claims against the U.K. Debtors arising from intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. Various parties in the Chapter 11 Cases may challenge these arrangements, transactions, and relationships, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan of reorganization.

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

Accounting Impact

Pursuant to AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, the Company’s pre-petition liabilities that are subject to compromise are reported separately in the consolidated balance sheet at the expected amount of the allowed claims. Note 2, “Voluntary Reorganization under Chapter 11 and Administration”, includes the detail of “Liabilities subject to compromise” as of December 31, 2004. Obligations of the Company’s subsidiaries not covered by the Restructuring Proceedings will remain classified in the consolidated balance sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, a portion of interest income and provisions for losses related to the Restructuring Proceedings as reorganization items. Accordingly, the Debtors recorded Chapter 11 and Administration related reorganization expenses of $99.7 million, $97.1 million and $107.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 2 to the consolidated financial statements in Item 8 of this report for further information concerning the Restructuring Proceedings.

Critical Accounting Policies

The accompanying consolidated financial statements in Item 8 of this report have been prepared in conformity with United States generally accepted accounting principles and, accordingly, the Company’s accounting policies have been disclosed in Note 1 to the consolidated financial statements. The Company considers accounting estimates to be critical accounting policies when:

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

Asbestos Liabilities and Asbestos-Related Insurance Recoverable

The Company’s United Kingdom subsidiary, T&N Ltd., two United States subsidiaries (“T&N Companies”), and two of the Company’s subsidiaries formerly owned by Cooper Industries, Inc., known as Abex and Wagner, are among many defendants named in numerous court actions in the United States alleging personal injury resulting from exposure to asbestos or asbestos-related products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. The recorded liability at December 31, 2004 represents the Company’s estimate, prior to the Restructuring Proceedings, for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the asbestos liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the rate of receipt of claims, the typical cost of settlement, the settlement strategy in dealing with outstanding claims and the timing of settlements. While the Company believes that the liability recorded was appropriate for anticipated losses arising from asbestos-related claims through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the asbestos liability for pending and future claims.

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

Pension Plans and Other Postretirement Benefit Plans

Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans are accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions;” Non-pension postretirement benefits are accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions;” disability, early retirement and other postemployment benefits are accounted for in accordance with SFAS No. 112, “Employer Accounting for Postemployment Benefits.”

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits under SFAS Nos. 87, 106 and 112 as of December 31, 2004 are as follows:

•	Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The Company uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop an assumption of the expected long-term rate of return on plan assets. The expected long-term rate of return is used to calculate net periodic pension cost. In determining its pension obligations, the Company used long-term rates of return on plan assets of 5.25-8.5%.

•	Discount rate: The discount rate is used to calculate future pension and postretirement obligations. Discount rate assumptions used to account for pension and non-pension postretirement benefit plans reflect the rates available on high-quality, fixed-income debt instruments on December 31 of each year. In determining its pension and other benefit obligations, the Company used discount rates of 4.5-5.75%.

•	Health care cost trend: For postretirement health care plan accounting, the Company reviews external data and Company specific historical trends for health care costs to determine the health care cost trend rate assumptions. In determining its projected benefit obligation, the Company used health care cost trend rates of 8.0%, declining to an ultimate trend rate of 5.0% in 2010, for postretirement health care plans.

The following table illustrates the sensitivity to a change in certain assumptions for pension and non-pension benefits. The changes in these assumptions have no impact on the Company’s 2005 funding requirements.

	United States Plans										International Plans
	Pension Benefits						Other Plans				Pension Benefits
	Impact on Pension Expense		Impact on PBO		Impact on Equity		Impact on Benefit Expense		Impact on APBO		Impact on Pension Expense		Impact on PBO		Impact on Equity
(Millions of dollars)
25 basis point (bp) decrease in discount rate	$	+ 2.4	$	+ 24.1	$	- 23.2	$	+ 1.9	$	+ 14.1	$	+ 4.5	$	+ 62.2	$	- 62.0
25 bp increase in discount rate		- 2.4		- 23.6		+ 22.7		- 1.9		- 13.8		- 4.4		- 58.8		+ 58.4
25 bp decrease in rate of return on assets		+ 1.9		—		—		—		—		+ 2.5		—		—
25 bp increase in rate of return on assets		- 1.9		—		—		—		—		- 2.5		—		—

The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost		APBO
(Millions of Dollars)
100 bp increase in health care trend rate	$	+ 5.1	$	+ 68.2
100 bp decrease in health care trend rate		- 4.3		- 58.1

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

Recorded environmental reserves were $61.0 million and $66.0 million at December 31, 2004 and 2003, respectively. These accruals are based upon management’s best estimates, which requires management to make assumptions regarding the costs for remediation activities, the extent to which costs may be reimbursed by other participating parties, the financial viability of such participating parties, the timeframes over which remediation activities will be completed, and other items. Although management believes its accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such environmental matters, any changes in the underlying assumptions could materially impact the Company’s future results of operations and financial condition. At December 31, 2004, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $40 million.

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

Indefinite-lived intangible assets, such as goodwill and trademarks, are carried at historical value and not amortized. Indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist. In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets”, the impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon considerations of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance on deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. Management judgment is required in determining the Company’s valuation allowance on deferred tax assets. The Company does not provide taxes on undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested.

Results of Operations

The following discussion of the Company’s results of operations should be read in connection with Items 1 and 7A of this Form 10-K. These Items provide additional relevant information regarding the business of the Company, its strategy, and the various industry dynamics in the OE market and the aftermarket which have a direct and significant impact on the Company’s results of operations. Results of operations for the years ended December 31, 2003 and 2002 have been reclassified to reflect organizational changes implemented during the second quarter of 2004.

Consolidated Results

Sales by reporting segment were:

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Powertrain	$2,146	$1,847	$1,651
Sealing Systems and Systems Protection	682	622	641
Friction	527	441	379
Aftermarket	2,819	2,613	2,486

	$6,174	$5,523	$5,157

Gross margin by reporting segment was:

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Powertrain	$316	$260	$263
Sealing Systems and Systems Protection	114	104	124
Friction	112	119	99
Aftermarket	662	617	555
Corporate	(27)	(13)	(19)

	$1,177	$1,087	$1,022

Net sales increased by $651 million, or 12%, to $6,174 million for the year ended December 31, 2004 due to $254 million of favorable foreign currency, $254 million of new business and $239 million of increased sales volumes. These increases were partially offset by $71 million of customer price reductions and $25 million due to disruptions associated with a fire that occurred at the Company’s Smithville, Tennessee aftermarket distribution center in March 2004. The sales increase was attributable to new business experienced in both the OE and aftermarket segments. Volume increases were also experienced in both segments and were driven by increased demand for the Company’s heavy duty products and market share growth in the North American aftermarket.

Gross margin increased by $90 million, or 8%, to $1,177 million for the year ended December 31, 2004 from $1,087 million in 2003. Increased sales volumes and favorable foreign currency contributed $210 million of gross margin during 2004. These positive factors were partially offset by customer price reductions of $71 million and raw material inflation of approximately $50 million primarily in ferrous metals and hydrocarbon-based commodities. Net productivity gains of $10 million from the Company’s ongoing cost reduction activities in 2004 partially offset these increased costs. Through its centralized supply chain functions, the Company continues to work with its suppliers to reduce its global material costs. However, the Company expects raw material steel supply will continue to be constrained and the impact of increasing material costs or disruptions in supply will likely continue to pressure the Company’s operating results.

Reporting Segment Results 2004 v. 2003

The following table provides changes in sales and gross margin for the year ended December 31, 2004 compared with the year ended December 31, 2003 for each of the Company’s reporting segments. “SSP” and “AM” represent Sealing Systems and Systems Protection and Aftermarket, respectively.

	Powertrain	SSP	Friction	AM	Corporate	Total
	(Millions of Dollars)
2003 Sales	$1,847	$622	$441	$2,613	$—	$5,523
Sales volumes	211	54	56	172	—	493
Price reductions	(37)	(12)	(3)	(19)	—	(71)
Smithville business interruption	—	—	—	(25)	—	(25)
Foreign currency	125	18	33	78	—	254

2004 Sales	$2,146	$682	$527	$2,819	$—	$6,174

	Powertrain	SSP	Friction	AM	Corporate	Total
	(Millions of Dollars)
2003 Gross Margin	$260	$104	$119	$617	$(13)	$1,087
Production volumes / new business / mix	81	17	12	58	—	168
Price reductions	(37)	(12)	(3)	(19)	—	(71)
Sourcing / raw materials	(19)	(17)	(14)	—	—	(50)
Smithville business interruption	—	—	—	(9)	—	(9)
Productivity, net of inflation	15	17	(10)	2	(14)	10
Foreign currency	16	5	8	13	—	42

2004 Gross Margin	$316	$114	$112	$662	$(27)	$1,177

Powertrain

Despite declines in light vehicle production levels in North America and Europe, Powertrain sales volumes increased by $211 million due to higher demand for the Company’s heavy-duty products. Sales volumes were also favorably impacted by the continued growth of automotive diesel platforms in Europe. Powertrain experienced significant share gains in predominantly all markets and regions served.

Increased sales volumes contributed $81 million in gross margin during 2004. However, customer price reductions of $37 million and raw material cost inflation of $19 million more than offset the favorable impact of productivity and foreign currency. The Company’s Powertrain business continues to develop and execute restructuring programs designed to streamline its operations and reduce costs.

Sealing Systems and Systems Protection

Sales volumes increased $54 million during 2004 as compared to 2003 due to increased demand for heavy-duty products in Europe and North America, customer program launches for several domestic OEM’s and increased business in the Asian markets. During 2004, the Systems Protection business benefited from a reversal of the component rationalization program commenced by one of its large customers in 2003.

Increased sales volumes contributed $17 million in gross margin during 2004 as compared to 2003. The Sealing Systems business is a significant user of steel and hydrocarbon-based products, the cost of which increased significantly during 2004. The Company’s Sealing Systems and Systems Protection businesses continue to develop and execute restructuring programs designed to streamline their operations and reduce costs.

Friction

Sales volumes increased $56 million due to increased demand for the Company’s heavy-duty products and new business gains originating in North America and Europe. Whereas all regions benefited from higher market volumes, the net new business gains were primarily in Europe.

Increased sales volumes contributed $12 million in gross margin during 2004 as compared to 2003, which were more than offset by increased raw material costs and inefficiencies in production caused by a significant number of new product launches. Increased cost of raw materials reduced gross margin by approximately $14 million during

2004, primarily attributable to the increased costs of steel backing plates used in disc pad production and chemicals and resins used in friction material formulations.

Aftermarket

Net sales increased during 2004 due to increased demand for the Company’s products and continued market penetration in North America. Adjusting for the effects of foreign currency and price reductions, net sales increased $172 million during 2004 as compared to 2003, comprised of $113 million in market demand and $59 million in net new business. The increased market demand and new business gains reflect continued market share performance of the Company’s products, particularly in under-car applications such as friction, drum and rotor and wheel-end product categories.

In March 2004, the Company’s chassis aftermarket distribution center located in Smithville, Tennessee was destroyed by fire. The Company estimates that the destruction of this distribution center resulted in lost sales of $25 million and lost gross margin of $9 million during 2004. The Company reestablished distribution operations in a new leased facility in Smyrna, Tennessee.

Increased sales volumes contributed $58 million in gross margin during 2004 as compared to 2003, more than offsetting customer price reductions of $19 million and the impact of the Smithville fire.

Corporate

Corporate expenses are comprised primarily of certain central headquarters functions as well as employee post-retirement benefits and other general insurance coverages. The increase of $14 million in Corporate expenses is primarily due to increased employee benefit costs associated with the Company’s U.K. pension plans.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses were $950 million in 2004 compared to $869 million in 2003. Despite $36 million of unfavorable foreign currency and increased employee benefit costs, SG&A decreased as a percentage of sales primarily due to the Company’s cost reduction efforts.

Interest Expense

Net interest expense remained fairly consistent at $102 million in 2004 compared with $98 million in 2003. In accordance with SOP 90-7, the Company has not accrued the contractual interest of $153 million on its pre-petition debt.

Gain on Involuntary Conversion

On March 5, 2004, a fire at the Company’s Smithville, Tennessee distribution center resulted in extensive damage to the facility and the loss of substantially all of its related equipment and inventory. The Company’s insurance carrier settled the claims related to the Smithville, Tennessee fire. As a result of settling these claims, the Company received total cash proceeds of $102.2 million and recorded a gain on involuntary conversion of $46.1 million.

Other Expense, net

Other expense, net was $22 million in 2004, compared to $33 million in 2003. This change is primarily attributable to a decrease in restructuring charges of $15 million and $4 million of other insurance recoveries, partially offset by $8 million of foreign currency exchange during 2004.

Reporting Segment Results 2003 v. 2002

The following table provides changes in sales and gross margin for the year ended December 31, 2003 compared with the year ended December 31, 2002 for each of the Company’s reporting segments. “SSP” and “AM” represent Sealing Systems and Systems Protection and Aftermarket, respectively.

	Powertrain	SSP	Friction	AM	Corporate	Total
	(Millions of Dollars)
2002 Sales	$1,651	$641	$379	$2,486	$—	$5,157
Sales volumes	49	(34)	27	20	—	62
Price reductions	(26)	(11)	(2)	(5)	—	(44)
Foreign currency	173	26	37	112	—	348

2003 Sales	$1,847	$622	$441	$2,613	$—	$5,523

	Powertrain	SSP	Friction	AM	Corporate	Total
	(Millions of Dollars)
2002 Gross Margin	$263	$124	$99	$555	$(19)	$1,022
Production volumes / new business / mix	—	(19)	13	17	—	11
Price reductions	(26)	(11)	(2)	(5)	—	(44)
Productivity, net of inflation	(7)	5	(3)	34	8	37
Foreign currency	30	5	12	16	(2)	61

2003 Gross Margin	$260	$104	$119	$617	$(13)	$1,087

Powertrain

Net sales increased during 2003 as compared to 2002, driven by favorable foreign currency of $173 million and increased sales volumes. Increased sales volumes were due to strong OE production volumes in Europe reflecting the growth of automotive diesel platforms. This favorability was partially offset by $26 million of customer price reductions, principally in Europe.

Gross margin was $260 million, or 14% of sales, for 2003 compared to $263 million, or 16% of sales in 2002. Gross margin was favorably impacted by $30 million of foreign currency, which was more than offset by customer price reductions of $26 million and other net production cost increases of $7 million.

Sealing Systems and Systems Protection

Sales volume decreased $34 million during 2003 as compared to 2002. Unfavorable OE production levels in North America adversely affected Sealing Systems sales volumes by $15 million. Systems Protection sales volumes decreased by $14 million as a result of a component rationalization program by a large customer that reduced the amount of electro-magnetic and physical shielding products in a number of its existing vehicle platforms.

Gross margin was $104 million, or 17% of sales, for 2003 compared to $124 million, or 19% of sales in 2002. The unfavorable impact of decreased production volumes and customer price reductions of $19 million and $11 million, respectively, more then offset productivity and foreign currency favorability.

Friction

Sales volume increased by $27 million during 2003 as compared to 2002. In North America, Europe and Asia, favorable automotive and heavy-duty production levels increased sales by $9 million, $11 million and $4 million, respectively. New business gains originating in both North America and Europe increased sales by $3 million.

Favorable foreign currency of $12 million and increased sales volumes of $13 million increased gross margin during 2003 as compared to 2002. These factors more than offset customer price reductions and labor inflation in excess of productivity improvements.

Aftermarket

Adjusting for the effects of foreign currency and price reductions, net sales increased $20 million during 2003 as compared to 2002, comprised of new business in North America. New business gains were primarily attributable to continued market share performance of the Company’s products, particularly in under-car applications such as friction, drum and rotor and wheel-end product categories.

Gross margin increased by $62 million during 2003 as compared to 2002. Favorable foreign currency of $16 million and increased sales volumes of $17 million more than offset customer price reductions of $5 million.

Corporate

Corporate expenses are comprised primarily of certain central headquarters functions as well as employee post-retirement benefits and other general insurance coverages.

Selling, General and Administrative Expense

SG&A expenses were $869 million, or 16% of sales, in 2003 as compared to $809 million, or 16% of sales, in 2002. The increase in SG&A costs was due to $53 million of foreign currency and $42 million of increased pension costs, partially offset by reduced headcount and other cost reduction activities.

Interest Expense

Net interest expense decreased by $25 million in 2003 to $98 million. This decrease is due to the recognition of $17 million in interest income related to tax refunds and lower average outstanding debt. In accordance with SOP 90-7, the Company has not accrued the contractual interest of $163 million on its pre-petition debt.

Other Expense, net

Other expense, net decreased to $33 million in 2003 from $40 million in 2002. The decrease is primarily due to reduced costs of financing arrangements and the effect of foreign currency transactions.

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

Estimates of restructuring charges are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the exit plan are not likely. In certain countries where the Company operates, statutory requirements include involuntary termination benefits that extend several years into the future. Accordingly, severance payments continue well past the date of termination at many international locations. Thus, these programs appear to be ongoing when, in fact, terminations and other activities under these programs have been substantially completed. Management expects that future savings resulting from execution of its restructuring programs will generally result in full pay back within 36 to 60 months.

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Company reversed approximately $6 million, $21 million and $21 million of previously recorded reserves in 2004, 2003 and 2002, respectively. Such reversals are recorded consistent with SEC Staff Accounting Bulletin #100 and result from actual costs at program completion being less than costs estimated at the commitment date. Subsequent to its filing for Chapter 11 bankruptcy protection, principally during 2003 and 2002 the Company was able to achieve more favorable resolution of leases and other contractual arrangements than estimated as of the commitment dates. Additionally, the Company also experienced a higher rate of voluntary employee attrition subsequent to filing Chapter 11, resulting in lower severance costs than estimated as of the commitment dates.

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

The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and generally fall into one of the following categories:

1.	Closure of facilities and relocation of production – In connection with the Company’s strategy, certain operations have been closed and related production relocated to low cost geographies or to other locations with available capacity.

2.	Consolidation of administrative functions and standardization of manufacturing processes – As part of its productivity initiative, the Company has acted to consolidate its administrative functions and charge its manufacturing processes to reduce selling, general and administrative costs and improve operating efficiencies through standardization of processes.

The following is a summary of the Company’s consolidated restructuring reserves and related activity for 2004, 2003 and 2002. “SSP” and “AM” represent Sealing Systems and System Protection and Aftermarket, respectively.

	Powertrain	SSP	Friction	AM	Corporate	Total
	(Millions of dollars)
Balance of reserves at January 1, 2002	$15.2	$9.9	$15.5	$25.2	$7.7	$73.5
Provisions	38.8	3.9	6.3	3.0	0.5	52.5
Reversals	(1.2)	(0.2)	(0.2)	(18.6)	(0.3)	(20.5)
Payments	(24.8)	(5.1)	(6.9)	(0.7)	(1.7)	(39.2)
Foreign currency	4.0	0.6	0.5	5.2	0.8	11.1

Balance of reserves at December 31, 2002	32.0	9.1	15.2	14.1	7.0	77.4
Provisions	28.1	5.9	1.8	17.1	0.6	53.5
Reversals	(1.6)	(1.5)	(10.5)	(4.0)	(3.2)	(20.8)
Payments	(33.0)	(11.6)	(6.3)	(20.9)	(0.9)	(72.7)
Foreign currency	5.8	0.3	0.7	0.6	0.9	8.3

Balance of reserves at December 31, 2003	31.3	2.2	0.9	6.9	4.4	45.7
Provisions	13.0	1.7	—	6.6	1.8	23.1
Reversals	(1.0)	—	—	(0.7)	(3.9)	(5.6)
Payments	(23.6)	(0.2)	(0.7)	(10.1)	(1.3)	(35.9)
Foreign currency	(1.0)	0.1	1.4	0.2	(0.1)	0.6

Balance of reserves at December 31, 2004	$18.7	$3.8	$1.6	$2.9	$0.9	$27.9

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs. Significant restructuring activities for the years ended December 31, 2004, 2003 and 2002 are described below by reporting segment.

Significant restructuring activities for the year ended December 31, 2004

Powertrain

•	The Company recorded approximately $9 million of severance cost related to the closure of the Bradford, United Kingdom piston operations initially announced in 2003. This incremental severance charge has been recorded pursuant to an agreement reached with certain employees of the facility during 2004. While the closure of the Bradford facility was completed during 2004, payments related to this severance program will extend through 2014. As of December 31, 2004, approximately $8 million was remaining as a restructuring reserve related to this program. Expected future cost savings associated with the Bradford facility closure are estimated to be approximately $14 million per annum.

•	The Company’s German engine bearing operations continued their restructuring program to transfer certain low volume production with high labor content to low cost geographies, specifically Poland. Restructuring charges of approximately $3 million were recorded during 2004 related to severance costs incurred pursuant to a statutory early retirement program. These charges are in addition to the approximately $4 million, $2 million and $4 million recorded during the years ended December 31, 2003, 2002, and 2001, respectively. Payments of approximately $3 million, $2 million and $2 million were made against this reserve during 2004, 2003 and 2002, respectively. At December 31, 2004, the Company had remaining reserves of approximately $6 million related to these activities. While the transfer of production was completed during 2004, payment of employee severance costs is expected to continue through 2008. Expected savings associated with this activity are estimated to be approximately $8 million per annum.

Aftermarket

•	The Company initiated the relocation of its ignition operations in Naas, Ireland to existing facilities located in Burlington, Iowa and Carpi, Italy. This restructuring activity was completed during the third quarter of 2004. Related employee severance costs of approximately $6 million were charged and paid during the year ended December 31, 2004. Accordingly, the Company had no remaining reserves related to this activity as of December 31, 2004. Expected future cost savings associated with this activity are estimated to be approximately $2 million per annum.

Significant restructuring activities for the year ended December 31, 2003

Powertrain

•	The Company announced the closure and relocation of its Bradford, United Kingdom piston operations to other existing European manufacturing facilities with available capacity or with lower manufacturing costs. The Company recorded approximately $14 million of severance charges related to this program during the year ended December 31, 2003. Subsequently, payments of $1 million and $13 million were made against this provision during the years ended December 31, 2003 and 2004, respectively. The Company had remaining reserves of approximately $13 million as of December 31, 2003 and since closure of this facility has been completed during 2004, no reserve is remaining as of December 31, 2004 related to these costs. Expected savings associated with this activity are estimated to be approximately $14 million per annum.

•	The Company incurred severance charges of approximately $4 million to eliminate redundancies across its operations in France related to changes in administrative and manufacturing processes. Payments of approximately $3 million and $1 million were made during the years ended December 31, 2003 and 2004, respectively. At December 31, 2003 the Company had remaining reserves of $1 million related to these activities. Expected savings associated with these activities are estimated to be approximately $3 million per annum.

•

Restructuring charges of approximately $2 million were recorded to further streamline and automate administrative functions and manufacturing processes at the Company’s piston manufacturing operation in Gorzyce, Poland. These charges are in addition to similar charges of approximately $4 million recorded in 2002 and are the result of expanding the scope of the initial program. Payments of approximately $2 million were made related to this program in 2003, accordingly no reserve was remaining at December 31, 2003 related to this activity. Expected savings associated with this activity are estimated to be approximately $3 million per annum.

•	The Company’s German engine bearing operations continued their restructuring programs to transfer certain low volume production with high labor content to low cost geographies, specifically Poland. Restructuring charges of approximately $4 million were recorded in 2003. These charges were in addition to $2 and $4 million recorded for the same program during the years ended December 31, 2002 and 2001, respectively. Payments of approximately $2 million for each of the years ended December 31, 2003 and 2002 were recorded. Approximately $6 million was recorded as a restructuring reserve related to this program as of December 31, 2003.

•	The Company recorded approximately $1 million during 2003 related to the previously announced closure and relocation of its piston ring operations in Sunderland, United Kingdom to other existing European facilities with available capacity. This amount was in addition to restructuring charges of $6 million recorded during the year ended December 31, 2002, related to the same program. Payments of approximately $5 million and $2 million were made during the years ended December 31, 2003 and 2002, respectively. This closure and relocation project was completed and all amounts were paid during 2003, accordingly, no reserves remain as of December 31, 2003.

Sealing Systems & Systems Protection

•	The Company recorded approximately $3 million related to the closure of its Sealing Systems operations in Cardiff, Wales. Production from this facility was relocated to other existing European manufacturing facilities with available capacity or with lower cost to manufacture. This amount was in addition to previously recorded restructuring charges related to the same program of $4 million and $5 million during the years ended December 31, 2002 and 2001, respectively. Payments of approximately $9 million and $3 million were made in 2003 and 2002, respectively, relating to this project. This project was completed during 2003 and all related payments were made, accordingly no reserve was remaining as of December 31, 2003. Expected savings associated with this activity are estimated to be approximately $2 million per annum.

Friction

•	Reserve reversals of approximately $11 million were recorded related to the planned closure of certain North American friction facilities. Such reserves were initially recorded during 2001. The reversal resulted from the Company’s decision not to complete closure of all facilities as originally intended. This decision resulted from delays in the closure due to execution difficulties and protracted negotiations with organized labor unions. During 2002 the Company began to experience a substantial increase in demand for its friction products largely due to the successful introduction of a new aftermarket friction product by the Company. Pursuant to the need for additional manufacturing capacity and successful negotiations with the UAW, a decision was made during the 4th quarter 2003 not to close all facilities as initially planned.

Aftermarket

•	The Company relocated its ignition production from Aubange, Belgium to Upton, England and recorded related severance and exit costs of approximately $10 million. The relocation of this production was completed during 2003. Payments of related severance and exit costs of approximately $8 million and $1 million were made during the years ended December 31, 2003 and 2004, respectively. As of December 31, 2003 and 2004 remaining reserves related to this activity approximated $2 million and $1 million, respectively. Expected savings associated with this activity are estimated to be approximately $5 million per annum.

•

Restructuring charges of $3 million were recorded related to the previously announced consolidation of distribution operations at the Company’s Aftermarket distribution facility located in Gif sur Yvette, France into its central European distribution facility in Belgium. This restructuring charge is in addition to a previously recorded amount of $2 million, which was recorded in 2002. Payment of related severance costs of approximately $3 million and $1 million were made during the year ended December 31, 2003 and 2002, respectively. At December 31, 2003, the Company had approximately $1 million remaining reserves related to this activity. The consolidation was completed during 2003 and remaining reserve amounts were paid during 2004. Expected savings associated with this activity are estimated to be approximately $5 million per annum. Consolidation of these facilities was completed in 2003.

Significant restructuring activities for the year ended December 31, 2002

Powertrain

•	The Company announced the closure of its Bridgewater, United Kingdom piston operation. Related production from this operation was relocated to other existing European manufacturing facilities with available capacity or with lower cost to manufacture. In connection with this program, the Company recorded approximately $10 million for related severance and exit costs. Payments approximating $9 million were made during 2003. Remaining reserves as of December 31, 2002 and 2003 were $10 million and $1 million, respectively. This program was completed during 2003 and no reserves remained as of December 31, 2004 related to this program. Expected savings associated with this activity are estimated to be approximately $2 million per annum.

•	The Company recorded restructuring charges of $11 million related to the closure of its piston manufacturing operations in Flowery Branch, Georgia, Orangeburg, South Carolina and Sumter, South Carolina. Production from these facilities was relocated to other existing North American manufacturing facilities with available capacity or with lower cost to manufacture. The closure of Flowery Branch and Orangeburg was completed during 2003 and closure of Sumter was completed in 2004. Payments of approximately $2 million, $4 million and $4 million were made against this reserve during the years ended December 31, 2002, 2003 and 2004, respectively. The Company had remaining reserves related to these activities of approximately $7 million, $5 million and $1 million as of December 31, 2002, 2003 and 2004, respectively. While the closures have been completed, final payments are expected to continue through June 2005. Expected savings associated with this activity are estimated to be approximately $17 million per annum.

•	The Company recorded approximately $6 million during 2002 related to the closure and relocation of its piston ring operations in Sunderland, United Kingdom to other existing European facilities with available capacity. Payments of approximately $2 million were made against this reserve during the year ended December 31, 2002. The Company had remaining reserves related to these activities of approximately $4 million as of December 31, 2002. The program was completed during 2003, accordingly the Company has no reserve for this program at December 31, 2003.

•	The Company initiated administrative function and manufacturing process changes at the Company’s piston manufacturing operations located in Nuremburg, Germany, resulting in a reduction of the employee work force. Restructuring charges of approximately $5 million were recorded for the year ended December 31, 2002. Payments of approximately $1 million, $1 million and $1 million were made during the years ended December 31, 2002, 2003 and 2004, respectively. The Company had remaining reserves of approximately $5 million, $4 million and $3 million related to this activity as of December 31, 2002, 2003 and 2004, respectively. The administrative function and manufacturing process changes were completed during 2003. However, employee severance payments are pursuant to a local statutory program and are scheduled to continue through June 2009. Expected savings associated with this activity are estimated to be approximately $5 million per annum.

•	During 2002, management announced a program to streamline and automate administrative functions and manufacturing processes at Company’s piston manufacturing operation in Gorzyce, Poland. Charges of approximately $4 million were recorded during the year ended December 31, 2002 relating to this program. Approximately $4 million of payments were made related to this program in 2002. At December 31, 2002, the Company had no remaining reserves related to this activity. Expected savings associated with this activity are estimated to be approximately $5 million per annum.

•

The Company’s German engine bearing operations continued their restructuring programs to transfer certain low volume production with high labor content to low cost geographies, specifically Poland. Restructuring charges of approximately $2 million were recorded in 2002. These charges were in addition to $2 million recorded for the same program during the year ended December 31, 2001. Payments of approximately $2 million were made during the year ended December 31, 2002. Approximately $2 million was recorded as a restructuring reserve related to this program as of December 31, 2002.

Sealing Systems and Systems Protection

•	The Company recorded approximately $4 million related to the closure its Sealing Systems operations in Cardiff, Wales. Production from this facility was relocated to other existing European manufacturing facilities with available capacity or with lower cost to manufacture. This amount was in addition to previously recorded restructuring charges related to the same program of $5 million during the year ended December 31, 2001. Payments of approximately $3 million were made during 2002 and a reserve of approximately $6 million was remaining as of December 31, 2002.

Friction

•	The Company recorded approximately $4 million related to the announced closure of its aftermarket half-block operations in Marienheide, Germany. Related severance and exit payments of approximately $3 million and $1 million were made during the years ended December 31, 2002 and 2003, respectively. At December 31, 2002, the Company had a remaining reserve of approximately $1 million related to this activity. The closure of the half-block operations in Marienheide, Germany was completed during 2003. Expected savings associated with this activity are estimated to be approximately $2 million per annum.

Aftermarket

•	The Company announced and began the consolidation of certain distribution operations at its Aftermarket distribution facility located in Gif sur Yvette, France into its central European distribution facility in Belgium. Restructuring charges of $2 million were recorded during the year ended December 31, 2002. Payment of related severance costs of approximately $1 million was made in during the year ended December 31, 2002. At December 31, 2002, the Company had a remaining reserve of approximately $1 million related to this activity. Expected savings associated with this activity are estimated to be approximately $5 million per annum.

•	Reserve reversals of approximately $19 million related to the Aftermarket distribution optimization restructuring program initially recorded in 2000 and 2001 were reversed upon completion of related restructuring activities during 2002. Approximately $7 million of this reversal was attributable to lease termination costs that were not incurred as expected under the restructuring plan. Lease contracts identified within the restructuring plan were instead separately terminated during 2002 pursuant to the Company’s Chapter 11 filing on October 1, 2001. Approximately $3 million of this reversal was attributable to planned employee severance costs that were not incurred as identified employees voluntarily terminated their employment in anticipation of the facility closure or in connection with the Company’s Chapter 11 filing. Approximately $3 million of the reversal was due to the Company’s decision not to close the Berkley, MO distribution facility as initially planned. This decision was based upon the need for additional capacity due to increasing brake hard parts and friction sales volumes not anticipated at the commitment date. The remaining amount of the reversal represents an aggregate of individually insignificant amounts resulting from differences in actual costs to exit as compared to initial estimates.

Adjustment of Assets to Fair Value

Definite-Lived Long-Lived Assets

The Company recorded impairment charges of $82.7 million, $23.4 million, and $62.6 million for the years ended December 31, 2004, 2003 and 2002, respectively, to adjust definitive-lived long-lived assets to their estimated fair values in accordance with SFAS No. 144. The charges by reporting segment are as follows:

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Powertrain	$72.7	$14.3	$52.3
Sealing Systems and System Protection	3.1	0.3	5.5
Friction	3.3	3.9	—
Aftermarket	3.4	4.9	3.9
Corporate	0.2	—	0.9

	$82.7	$23.4	$62.6

2004 Impairments

Powertrain:

•	The total charge of $72.7 million during 2004 includes $20.0 million to write down property, plant and equipment related to the Company’s Powertrain transmission operations in France. This operation is comprised of four facilities that manufacture transmission and gear components primarily for sale to OE customers. High labor content, difficulties in commercialization of new product technology, and continued manufacturing inefficiencies resulted in a revaluation of the expected future cash flows of these facilities as compared to the carrying value of property plant and equipment.

•	The Company also recorded $19.0 million in impairment charges for two camshaft operations located in the United Kingdom. The impairment reflects a revaluation of future expected cash flows primarily due to anticipated lower volumes for these facilities.

•	The Company recorded $9.0 million, $7.8 million, $5.8 million and $4.7 million of impairment charges on property, plant and equipment located in piston manufacturing facilities in the United States, Italy, Poland and China, respectively. The United States impairment reflects the write-down of fixed assets to estimated disposition value related to the announcement of the closure and relocation of a piston manufacturing facility to other facilities primarily in the United States and Mexico. This closure is anticipated to be completed in 2005. The Italy, Poland and China impairments are due to other than temporary declines in sales and estimated future cash flows.

Sealing Systems and Systems Protection, Friction and Aftermarket:

•	The Company recorded impairment charges of $3.1 million, $3.3 million, and $3.4 million for impairment charges on facilities in each of the Sealing Systems and System Protection, Friction, and Aftermarket reporting segments. Each of these facilities is located in Europe. These impairments are due to other than temporary declines in sales volumes and profitability at those facilities.

2003 Impairments

The total charge of $23.4 million during 2003 includes $14.3 million net write down of Powertrain property, plant and equipment. In addition, the Company recorded $9.1 million of impairment charges on property, plant and equipment located in various manufacturing facilities in Europe to be held and used in accordance with SFAS No. 144, due to an other than temporary decline in sales volumes and profitability at those facilities. The fair value of property, plant and equipment was based upon estimated discounted future cash flows and estimates of salvage value. The impairment charges represent the difference between the estimated fair values and the carrying value of the subject assets.

2002 Impairments

The total charge of $62.6 million during 2002 includes $46.7 million to write-down property, plant and equipment at five facilities that the Company has closed. The estimated fair values were determined based upon discontinued future cash flows and estimates of salvage value. An additional charge of $6.6 million relates to the write down of property, plant and equipment at a European camshaft foundry related to an other than temporary decline in sales volumes at that facility. The estimated fair value of this equipment was determined based upon discounted future cash flows. The remaining charge primarily relates to the impairment of assets that the Company intends to divest. The value of these assets was estimated based upon the future discounted cash flows should the Company divest of these assets on and individual, open market basis.

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

As of October 1, 2003, the Company completed its annual impairment analysis as required by SFAS No. 142 and recorded an impairment charge in a Powertrain operating unit of $70.5 million to adjust the carrying value of indefinite-lived intangible assets to estimated fair value. The estimated fair value of the reporting unit was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. The 2003 impairment charge is primarily attributable to a decrease in the operating unit’s estimated fair value based upon management’s expectation of future financial performance.

As of October 1, 2004, the Company performed its annual impairment analysis as required by SFAS No. 142 and recorded an impairment charge in the Sealing Systems operating unit of $193.7 million to adjust the carrying value of goodwill to estimated fair value. The estimated fair value of the reporting unit was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. The 2004 impairment charge is primarily attributable to a decrease in the operating unit’s estimated fair value based upon the effect of market conditions on current operating results and on management’s projections of future financial performance.

The 2004 goodwill impairment charge is based upon the Company’s best estimate under SFAS No. 5. The ultimate amount of impairment will be determined based upon finalization of the implied fair value of goodwill pursuant to asset valuation and allocation procedures. Any difference between the Company’s best estimate and the final implied fair value of goodwill will be recorded during the first quarter of 2005.

A summary of the impairment charges for goodwill and other intangible assets by reporting segment pursuant to the provisions of SFAS No. 142 is as follows:

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Powertrain	$—	$70.5	$453.8
Sealing Systems and Systems Protection	193.7	—	—
Friction	—	—	381.9
Aftermarket	—	—	155.3
Corporate	—	—	473.5

	$193.7	$70.5	$1,464.5

Chapter 11 and Administration Related Reorganization Expenses

Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as summarized below. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings.

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Professional fees directly related to the filing	$92.5	$70.4	$73.7
Critical employee retention costs	10.3	8.2	19.2
Other direct costs	15.4	18.5	14.5
Gain on settlement of outstanding claim	(18.5)	—	—

	$99.7	$97.1	$107.4

In July 2004, the Company reached an agreement with a creditor of one of the Company’s U.S. subsidiaries whereby the Company and the creditor settled an outstanding liability of $20.0 million in exchange for a general unsecured claim of $1.5 million. The settlement agreement was approved by the Bankruptcy Court on July 30, 2004. As a result of this agreement, the Company reduced its recorded liability for this claim and recorded $18.5 million as a reduction to Chapter 11 and Administration related reorganization expense.

Income Taxes

For 2004, the Company recorded income tax expense of $136.1 million on a loss from continuing operations before income taxes of $189.4 million, compared to income tax expense of $52.5 million on a loss from continuing operations before income taxes of $116.1 million in 2003. Income taxes for 2004 varied from the U.S. statutory rate primarily due to non-recognition of income tax benefits on U.K. operating losses and non-deductible items in certain foreign jurisdictions and the U.S., including goodwill impairment. Income taxes for 2003 varied from the U.S. statutory rate primarily due to an increase in deferred tax asset valuation allowances in the U.K. and France partially offset by a U.S. federal income tax benefit. The 2003 U.S. income tax benefit is primarily related to the favorable outcome of refund claims filed in prior years.

At December 31, 2004, the Company had deferred tax assets of $797.2 million, net of a valuation allowance of $1,122.9 million, and deferred tax liabilities of $891.2 million. At December 31, 2003, the Company had deferred tax assets of $769.4 million, net of a valuation allowance of $892.3 million, and deferred tax liabilities of $842.5 million. The deferred tax asset valuation allowance increased by $230.6 million in 2004 due primarily to an increase in the valuation allowance related to the additional minimum pension liability in the U.K., the impact of foreign currency and losses in certain foreign jurisdictions.

The Company evaluates its deferred taxes and related valuation allowances quarterly. If the Company believes that changes in current or future taxable income (loss) will impact the basis for recognizing the benefit of deferred tax assets and related valuation allowances, then adjustments will be provided accordingly.

Liquidity and Capital Resources

Cash Flow Provided by Operating Activities

Net cash provided by operating activities totaled $466 million for the year ended December 31, 2004 compared to $313 million and $257 million for the same periods ended December 31, 2003 and 2002, respectively. Net cash provided by operating activities during 2004 was favorably impacted by the receipt of $102 million of insurance proceeds related to a fire that occurred in March 2004 at the Company’s Smithville, Tennessee aftermarket distribution center. Certain significant restructuring activities were completed during 2003 resulting in a $40 million improvement in net cash provided by operating activities during 2004.

Net cash provided by operating activities during 2002 included $16 million of higher Chapter 11 and Administration related reorganization expenses resulting from costs associated with the initial filing process. Restructuring payments were $6 million higher as compared to 2003 due to large programs that were completed during 2002 and such payments did not recur in 2003. Net cash provided by operating activities during 2002 was unfavorably impacted by changes in working capital as compared to 2003.

Cash in the United Kingdom is available only for use by the debtor entities within the United Kingdom and is not available for use outside of such entities subject to final settlement of the U.K. Restructuring proceedings. At December 31, 2004 and 2003, such cash balances were $425 million and $261 million, respectively.

Cash Flow Used by Investing Activities

Cash flow used by investing activities was $227 million in 2004. Capital expenditures amounted to $268 million, partially offset by proceeds from the divestiture of assets and various businesses.

Cash flow used by investing activities was $271 million in 2003. Capital expenditures amounted to $301 million, partially offset by proceeds from the divestiture of assets and various businesses.

The Company maintains investments in 21 non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $160 million and $131 million as of December 31, 2004 and 2003, respectively.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts including pistons, pins, piston rings, and cylinder liners to original equipment (“OE”) and Aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the investment partner. The contingent guarantee can be exercised at the discretion of the joint venture partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of December 31, 2004, the total amount of the contingent guarantee, were all triggering events to occur, approximated $55 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. Management also believes that exercise of the put option is not reasonably likely within the foreseeable future. However, if this put option is exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity.

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

Cash Flow Provided from Financing Activities

Cash flow used by financing activities of $37 million and $14 million in 2004 and 2003, respectively, primarily resulted from net payments on the Company’s available credit facilities.

In December 2004, the Company renegotiated its DIP credit facility. This DIP credit facility expires in December 2005, and the interest rate is either the alternate base rate (“ABR”) plus 1¼ percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2¼ percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus ½ percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

The Company’s available borrowings under the DIP credit facility are determined by the underlying collateral at any point in time, consisting of its domestic inventories and domestic accounts receivable. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. Based upon the collateral securing the DIP credit facility and the overall contractual commitment, the Company had $500 million available for borrowings at December 31, 2004, of which the Company had $278 million of outstanding borrowings and has issued $45 million in letters of credit.

The Company has the following contractual debt obligations and commercial commitments outstanding at December 31, 2004:

Maturities of Contractual Obligations	Debt	Operating Leases
	(Millions of Dollars)
Less than 1 year	$309.6	$27.2
1-3 years	10.1	34.6
4-5 years	—	23.0
Thereafter	—	24.3
Liabilities subject to compromise	4,141.5	—

Total(1)	$4,461.2	$109.1

Expiration of Other Commercial Commitments	Letters of Credit
(Millions of Dollars)
Less than 1 year	$45.3
Liabilities subject to compromise	55.4

Total	$100.7

(1)	The amounts above exclude the Company’s minimum statutory or negotiated pension plan funding requirements, which are $266 million over the next two years, including $76 million in 2005. The minimum funding requirements after 2005 are dependent upon several factors. The Company also has payments due under other postemployment benefit plans. These other plans are funded as benefits are paid, and are not required to be funded in advance.

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

At December 31, 2004 the Company was in compliance with all debt covenants under its existing DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the December 2005 expiration of the facility. Changes in the business environment, market factors, macroeconomic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

Asbestos Liability and Legal Proceedings

Note 20 to the consolidated financial statements, entitled “Litigation and Environmental Matters”, on pages 93 through 100 hereof, is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive loss was decreased by $291 million and $355 million in 2004 and 2003, respectively, due to cumulative translation adjustments resulting primarily from changes in the U.S. Dollar to the Euro and British Pound.

As of December 31, 2004 and 2003, the Company’s net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $1,096 million and $933 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $109.6 million and $93.3 million, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs. The Company did not have any contracts outstanding at December 31, 2004, and had two contracts outstanding with a combined notional value of $10.4 million at December 31, 2003.

Interest Rate Risk

In connection with the Restructuring Proceedings and in accordance with SOP 90-7, the Company ceased recording interest expense on its outstanding pre-petition Notes, Medium-term notes, and Senior notes effective October 1, 2001. The Company’s contractual interest not accrued or paid in 2004, 2003 and 2002 was $152.5 million, $162.8 million and $164.4 million, respectively. The Company continues to accrue and pay contractual interest on the Senior Credit Agreement in the month incurred, totaling $75.8 million, $71.4 million and $81.8 million in 2004, 2003 and 2002, respectively.

In connection with the Restructuring Proceedings, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. In December 2004, the Company renegotiated its DIP credit facility. Prior to December 2004, the Company’s DIP credit facility had an interest rate of either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greater of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point.

The December 2004 DIP credit facility expires in December 2005, and the interest rate is either the alternate base rate (“ABR”) plus 1¼ percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2¼ percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus ½ percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures. The amount outstanding from the DIP facility as of December 31, 2004 was approximately $323 million.

Accordingly, management believes that interest rate risk to the Company is immaterial while the Restructuring Proceedings continue due to the relatively low level of outstanding borrowings on the Company’s DIP credit facility. However, management cannot predict with any certainty the level of interest rate risk that may exist following the completion of the Restructuring Proceedings.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials used in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts used to mitigate commodity price risk associated with raw materials, for up to eighteen months in the future, are designated as cash flow hedging instruments. These instruments are intended to offset the effect of changes in raw materials prices on forecasted purchases. The Company had three contracts outstanding with a combined notional value of $6.5 million at December 31, 2004, and two contracts outstanding with a combined notional value of $9.2 million at December 31, 2003.

Management believes that commodity price risk associated with its outstanding commodity contracts is immaterial due to the low volume of commodity hedging activity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal controls over financial reporting was conducted based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the evaluation performed under the COSO Framework as of December 31, 2004, management has concluded that the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as at December 31, 2004, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Federal-Mogul Corporation

We have audited management’s assessment, included within the accompanying Management Report on Internal Control over Financial Reporting included as Item 8, that Federal-Mogul Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2004, and the financial statement schedule for the three years in the period ended December 31, 2004, and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Detroit, Michigan
February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2004, listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years in the period ended December 31, 2004, when considered in relation to the basic financial statements, taken as a whole, represents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Detroit, Michigan
February 25, 2005

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$6,174.1	$5,522.9	$5,157.3
Cost of products sold	4,996.8	4,435.8	4,135.0

Gross margin	1,177.3	1,087.1	1,022.3
Selling, general and administrative expenses	949.7	869.3	808.8
Adjustment of assets to fair value	276.4	93.9	62.6
Asbestos charge	—	38.9	—
Interest expense, net	101.5	98.2	128.8
Chapter 11 and Administration related reorganization expenses	99.7	97.1	107.4
Equity earnings of unconsolidated affiliates	(36.0)	(27.3)	(19.8)
Gain on involuntary conversion	(46.1)	—	—
Other expense, net	21.5	33.1	40.3

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(189.4)	(116.1)	(105.8)
Income tax expense	136.1	52.5	77.9

Loss from continuing operations before cumulative effect of change in accounting principle	(325.5)	(168.6)	(183.7)
Loss from discontinued operations, net of income taxes	(8.5)	(20.9)	(33.0)
Cumulative effect of change in accounting principle, continuing operations, net of income tax benefit	—	—	(1,412.2)

Net loss	$(334.0)	$(189.5)	$(1,628.9)

Basic and Diluted Loss Per Common Share:
Loss from continuing operations before cumulative effect of change in accounting principle	$(3.73)	$(1.93)	$(2.21)
Loss from discontinued operations, net of income taxes	(0.10)	(0.24)	(0.40)
Cumulative effect of change in accounting principle, net of applicable income tax benefit	—	—	(17.01)

Net loss	$(3.83)	$(2.17)	$(19.62)

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31
	2004	2003
	(Millions of Dollars)
ASSETS
Current Assets:
Cash and equivalents	$700.6	$472.4
Accounts receivable, net	1,049.5	976.5
Inventories, net	952.9	834.4
Prepaid expenses	230.9	257.5

Total Current Assets	2,933.9	2,540.8
Property, plant and equipment, net	2,363.9	2,404.8
Goodwill and indefinite-lived intangible assets	1,283.7	1,517.1
Definite-lived intangible assets, net	335.3	348.0
Asbestos-related insurance recoverable	853.8	806.1
Prepaid pension costs	257.4	309.2
Other noncurrent assets	237.2	190.7

	$8,265.2	$8,116.7

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt, including current portion of long-term debt	$309.6	$14.8
Accounts payable	435.9	332.3
Accrued liabilities	559.7	474.6
Other current liabilities	145.6	185.1

Total Current Liabilities	1,450.8	1,006.8
Liabilities subject to compromise	6,018.5	6,087.8
Long-term debt	10.1	331.2
Postemployment benefits	2,355.9	1,728.6
Long-term portion of deferred income taxes	102.0	70.4
Other accrued liabilities	221.2	214.4
Minority interest in consolidated subsidiaries	32.4	54.4
Shareholders’ Deficit:
Series C ESOP preferred stock	28.0	28.0
Common stock	445.3	435.6
Additional paid-in capital	2,148.0	2,060.5
Accumulated deficit	(3,267.9)	(2,933.9)
Accumulated other comprehensive loss	(1,279.1)	(967.1)

Total Shareholders’ Deficit	(1,925.7)	(1,376.9)

	$8,265.2	$8,116.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net loss	$(334.0)	$(189.5)	$(1,628.9)
Adjustments to reconcile net loss to net cash provided from operating activities
Cumulative effect of change in accounting principle	—	—	1,464.5
Depreciation and amortization	335.7	307.1	277.1
Chapter 11 and Administration related reorganization expenses	99.7	97.1	107.4
Payments for Chapter 11 and Administration related reorganization expenses	(88.8)	(88.1)	(104.0)
Adjustment of assets to fair value	276.4	106.0	70.2
Restructuring charges, net	17.7	36.0	43.3
Payments against restructuring reserves	(36.1)	(76.7)	(53.1)
Asbestos charge	—	38.9	—
Loss (gain) on sale of businesses	2.4	7.9	(1.1)
Gain on involuntary conversion	(46.1)	—	—
Insurance proceeds	102.2	—	—
Change in postemployment benefits, including pensions	83.4	84.6	19.7
Change in deferred taxes	15.8	15.5	(31.5)
(Increase) decrease in accounts receivable	(29.1)	50.1	44.1
(Increase) decrease in inventories	(122.7)	18.5	(46.8)
Increase (decrease) in accounts payable	82.3	(27.6)	6.4
Changes in other assets and liabilities	106.7	(67.3)	89.2

Net Cash Provided From Operating Activities	465.5	312.5	256.5

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(267.5)	(300.9)	(339.1)
Net proceeds from sale of property, plant and equipment	29.9	6.5	—
Net proceeds from sales of businesses	10.7	23.6	34.6

Net Cash Used By Investing Activities	(226.9)	(270.8)	(304.5)

Cash Provided From (Used By) Financing Activities
Increase (decrease) in short-term debt	13.4	(16.6)	6.5
Proceeds from borrowings on DIP credit facility	357.7	125.5	75.0
Principal payments on DIP credit facility	(400.0)	(120.2)	(10.3)
Proceeds from borrowings of long-term debt	—	1.2	6.6
Principal payments on long-term debt	(2.0)	(4.3)	(2.4)
Debt issuance fees	(6.5)	—	—

Net Cash (Used By) Provided From Financing Activities	(37.4)	(14.4)	75.4
Effect of foreign currency exchange rate fluctuations on cash	27.0	50.0	20.8

Increase in cash and equivalents	228.2	77.3	48.2
Cash and equivalents at beginning of year	472.4	395.1	346.9

Cash and equivalents at end of year	$700.6	$472.4	$395.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Series C ESOP Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	(Millions of Dollars)
Balance at January 1, 2002	$28.0	$411.9	$1,844.6	$(1,115.5)	$(750.0)	$419.0
Net loss				(1,628.9)		(1,628.9)
Currency translation					259.2	259.2
Minimum pension liability					(692.8)	(692.8)
Other					0.3	0.3

Total Comprehensive Loss						(2,062.2)
Issuance of stock, net		23.7	215.9			239.6

Balance at December 31, 2002	28.0	435.6	2,060.5	(2,744.4)	(1,183.3)	(1,403.6)
Net loss				(189.5)		(189.5)
Currency translation					355.0	355.0
Minimum pension liability					(138.0)	(138.0)
Other					(0.8)	(0.8)

Total Comprehensive Income						26.7

Balance at December 31, 2003	$28.0	$435.6	$2,060.5	$(2,933.9)	$(967.1)	$(1,376.9)
Net loss				(334.0)		(334.0)
Currency translation					290.7	290.7
Minimum pension liability					(602.7)	(602.7)

Total Comprehensive Loss						(646.0)
Issuance of stock, net		9.7	87.5			97.2

Balance at December 31, 2004	$28.0	$445.3	$2,148.0	$(3,267.9)	$(1,279.1)	$(1,925.7)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Financial Statement Presentation: As further discussed in Note 2 to the consolidated financial statements, “Voluntary Reorganization Under Chapter 11 and Administration”, on October 1, 2001 (the “Petition Date”), the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring or the U.K. Restructuring are herein referred to as the “Debtors.” The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings.” The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in the normal course.

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all subsidiaries that are more than 50% owned. Investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are stated at historical value, which approximates fair value. The Company does not generally require collateral for its trade accounts receivable.

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and the Company’s historical experience of write-offs. If not reserved through specific examination procedures, the Company’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and whether amounts are due from an OE or aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. Included in selling, general and administration (“SG&A”) expenses is net bad debt recoveries of $1.4 million for the year-end December 31, 2004 and bad debt expense of $13.1 million for each of the years ended December 31, 2003 and 2002. The allowance for doubtful accounts was $57.9 million and $67.4 million at December 31, 2004 and 2003, respectively.

Federal-Mogul subsidiaries in Germany, France and Italy have entered into factoring facilities. Accounts receivable factored or discounted under these facilities was $186 million as of December 31, 2004, of which $172 million was factored without recourse. Expenses associated with receivables factored or discounted are recorded in the statement of operations as “other expense, net.”

Inventories: Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 45% and 46% of the inventory at December 31, 2004 and 2003, respectively. The remaining inventories are recorded using the first-in, first-out (FIFO) method. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Long-Lived Assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, as required, in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Indefinite-lived Intangible Assets: Indefinite-lived intangible assets, such as goodwill and trademarks, are carried at historical value and not amortized. Indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist. In accordance with SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets”, the impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

Pensions and Other Postemployment Obligations: Pension and other postemployment benefit costs are dependent upon assumptions used in calculating such costs. These assumptions include discount rates, health care cost trends, expected returns on plan assets, and other factors. In accordance with United States generally accepted accounting principles, actual results that differ from the assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Research and Development and Advertising Costs: The Company expenses research and development costs and costs associated with advertising and promotion as incurred. Research and development expense for continuing operations was $137.1 million, $122.7 million and $106.7 million for 2004, 2003 and 2002, respectively. Advertising and promotion expense for continuing operations was $44.5 million, $46.7 million and $45.7 million for 2004, 2003 and 2002, respectively.

Restructuring: The Company defines restructuring expense to include costs directly related to exit or disposal activities accounted for in accordance with SFAS No. 146, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other postemployment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

Rebates/Sales Incentives: The Company accrues for rebates pursuant to specific arrangements with certain of its customers, primarily in the aftermarket. Rebates generally provide for price reductions based upon the achievement of specified purchase volumes and are recorded as a reduction of sales as earned by such customers.

Foreign Currency Translation: Exchange adjustments related to international currency transactions and translation adjustments for subsidiaries whose functional currency is the United States dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of operations. Translation adjustments of international subsidiaries for which the local currency is the functional currency are reflected in the consolidated balance sheets as a component of accumulated other comprehensive loss. Deferred taxes are not provided on translation adjustments as the earnings of the subsidiaries are considered to be permanently reinvested.

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

Derivative Financial Instruments: The Company is exposed to market risks, such as fluctuations in foreign currency risk and commodity price risk. To manage the volatility relating to these exposures, the Company evaluates its aggregate exposures to identify natural offsets. For exposures that are not offset within its operations, the Company may enter into derivative transactions pursuant to its risk management policies. Designation is performed on a transaction basis to support hedge accounting in accordance with SFAS No. 133 “. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. The Company does not hold or issue derivative financial instruments for trading purposes. The Company’s objectives for holding derivatives are to minimize risks using the most effective and cost-efficient methods available.

Reclassifications: Certain items in the prior years’ financial statements have been reclassified to conform with the presentation used in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

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

On June 4, 2004, the Third Amended Joint Plan of Reorganization (the “Plan”) for the Company and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court. The Plan was jointly proposed by the Company, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”). Also on June 4, 2004, a Disclosure Statement to be used in soliciting votes to accept or reject the Plan (the “Disclosure Statement”) was approved by the Bankruptcy Court and a December 2004 hearing was scheduled to determine whether the Bankruptcy Court should approve the Plan. On December 7, 2004, the Bankruptcy Court delayed this confirmation hearing pending a hearing to estimate asbestos personal injury claims against the U.K. Debtors. Such estimation hearing has not yet been scheduled.

On July 12, 2004, solicitation packages containing the Plan and Disclosure Statement, various supporting documents and a ballot, if appropriate, were mailed to known creditors of the Company and holders of common and preferred stock interests in the Company. All votes were due by the close of business on November 3, 2004. Although the Plan Proponents have granted extensions of the November 3, 2004 voting deadline to a few significant claimants, the voting agent has confirmed that the overwhelming majority of the classes of claims and interests have voted to accept the Plan. For the few classes of claims that voted to reject the Plan, the Plan proponents intend to either amend the Plan so as to obtain such classes’ accepting votes or seek to confirm the Plan over the objection of such classes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

If the Plan Proponents and the Administrators cannot reach an agreement regarding either Schemes of Arrangement and CVAs that parallel the Plan or the means by which the Federal-Mogul will retain the businesses of those U.K. Debtors that are valuable to Federal-Mogul and its customers, then one or more of the following may occur with respect to each U.K. Debtor: (a) the U.K. Debtors and the Plan Proponents may ask the High Court to approve the Plan with respect to the U.K. Debtors as a matter of comity; or (b) Federal-Mogul may bid for those businesses of the U.K. Debtors that are valuable to Federal-Mogul and its customers and any actual or deemed transfer of assets to Federal-Mogul in connection therewith shall be entitled to the benefits of the injunction pursuant to Section 524(g) of the Bankruptcy Code. If Federal-Mogul is not the successful bidder, the injunction pursuant to Section 524(g) of the Bankruptcy Code shall not apply to the transfer of any assets to any entity other than Federal-Mogul or its designee. The Company believes that, in the event the assets of the U.K. debtors are marketed for public sale, Federal-Mogul ultimately will be the successful bidder for those assets that are valuable to Federal-Mogul and its customers. Any remaining assets would be liquidated. The Company believes that such a non-consensual process with the Administrators is not in the best interest of the creditors of the U.K. Debtors, including pension creditors,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

and employees of the U.K. Debtors, and that the failure to arrive at a consensual plan could be damaging to the interests of such parties.

The Company is unable to predict with a high degree of certainty at this time what treatment will be accorded under any such plan of reorganization to claims against the U.K. Debtors arising from intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. Various parties in the Chapter 11 Cases may challenge these arrangements, transactions, and relationships, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan of reorganization.

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, the Company entered into a DIP credit facility to supplement liquidity and fund operations during the restructuring proceedings. In December 2004, the Company renegotiated its DIP credit facility. Prior to December 2004, the Company’s DIP credit facility had an interest rate of either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greater of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point.

The December 2004 DIP credit facility expires in December 2005, and the interest rate is either the ABR plus 1¼ percentage points or a formula based on LIBOR plus 2¼ percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus ½ percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

The Company’s available borrowings under the existing DIP credit facility are determined by the underlying collateral at any point in time, consisting of its domestic inventories, domestic accounts receivable, and domestic property, plant, and equipment. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. Amounts available and outstanding on the DIP credit facility are further discussed in Note 13 to the consolidated financial statements.

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

The Bankruptcy Court further ordered additional adequate protection to the noteholders in the form of either cash payment of one-half of one percent (0.5%) per year of the outstanding notes or the granting of an administrative expense claim pursuant to Section 507(b) of the Bankruptcy Code in the amount of one percent (1.0%) per year of the outstanding notes. The Company has elected to grant an administrative expense claim in favor of the noteholders for this additional adequate protection. All adequate protection administrative expense claims inured in favor of the noteholders are provisional in nature and subject to challenge by all parties-in-interest to the Restructuring Proceedings. Accordingly, the ultimate amount and related payment terms, if any, for these administrative expense claims will be established in connection with the Restructuring Proceedings. Accordingly, such administrative expense claims, approximating $68 million as of December 31, 2004, have not been recorded in the accompanying financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Virtually all of the Company’s pre-petition debt is in default. At December 31, 2004, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise”. This includes debt outstanding of $1,937.8 million under the pre-petition Senior Credit Agreements and $2,118.2 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $29.1 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

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

Liabilities subject to compromise include the following:

	December 31
	2004	2003
	(Millions of Dollars)
Debt	$4,026.9	$4,020.7
Asbestos liabilities	1,584.0	1,568.4
Accounts payable	204.5	201.8
Company-obligated mandatorily redeemable securities	114.6	211.0
Interest payable	43.9	43.9
Environmental liabilities	23.6	23.8
Other accrued liabilities	21.0	18.2

Subtotal	6,018.5	6,087.8
Intercompany payables to affiliates	3,301.3	3,204.9

	$9,319.8	$9,292.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Cash in the United Kingdom is available only for use by the debtor entities within the United Kingdom and is not available for use outside of such entities subject to final settlement of the U.K. Restructuring proceedings. At December 31, 2004 and 2003, such cash balances were $425 million and $261 million, respectively.

Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Professional fees directly related to the filing	$92.5	$70.4	$73.7
Critical employee retention costs	10.3	8.2	19.2
Other direct costs	15.4	18.5	14.5
Gain on settlement of outstanding claim	(18.5)	—	—

	$99.7	$97.1	$107.4

In July 2004, the Company reached an agreement with a creditor of one of the Company’s U.S. subsidiaries whereby the Company and the creditor settled an outstanding liability of $20.0 million in exchange for a general unsecured claim of $1.5 million. The settlement agreement was approved by the Bankruptcy Court on July 30, 2004. As a result of this agreement, the Company reduced its recorded liability for this claim and recorded $18.5 million as a reduction to Chapter 11 and Administration related reorganization expense.

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

Approximately 10,600 proofs of claim totaling approximately $158.5 billion alleging a right to payment from a Debtor were filed in connection with the March 3, 2003 bar date as follows:

•	Approximately 2,200 claims, totaling approximately $142.1 billion, which the Company believes should be disallowed by the Bankruptcy Court primarily because these claims appear to be duplicative or unsubstantiated claims.

•	Approximately 400 claims, totaling approximately $8.1 billion, are associated with asbestos-related contribution, indemnity, or reimbursement claims. Based upon its preliminary review, the Company believes that a large number of these claims should be disallowed as contingent contribution or reimbursement claims.

•	Approximately 100 claims, totaling approximately $7.1 billion, represent bank and note-holder debt claims. The Company has previously recorded approximately $4.3 billion for these claims, which is included in the financial statement caption “Liabilities subject to compromise”. The Company believes amounts in excess of its books and records are duplicative and will ultimately be resolved in the consensual plan of reorganization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•	Approximately 3,800 claims, totaling approximately $200 million, are alleging asbestos-related property damage. Based on its review, the Company believes most of these claims are duplicative or unsubstantiated. The Company has entered into a stipulation with certain claimants that will result in the withdrawal of approximately 1,200 of these claims with prejudice. This stipulation is subject to and pending the approval of the Bankruptcy Court.

•	Approximately 2,000 claims, totaling approximately $40 million, have been reviewed and are deemed allowed by the Company. The liability for such claims is included within the financial statement caption “Liabilities subject to compromise.”

The Company has not completed its evaluation of the approximate remaining 2,100 claims, totaling approximately $1.0 billion, alleging rights to payment for financing, environmental, trade accounts payable and other matters. The Company continues to investigate these unresolved proofs of claim, and intends to file objections to the claims that are inconsistent with its books and records. As of December 31, 2004, the Debtors have filed objections to more than 5,600 proofs of claim, and have obtained stipulations or orders involving approximately 2,300 claims, which (i) reduce the filed claims to an amount that is consistent with the Debtors books or records, (ii) completely disallow the claims, or (iii) withdraw the claims.

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

Debtors’ Condensed Consolidated Statements of Operations

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Net sales	$3,621.5	$3,372.3	$3,431.5
Cost of products sold	3,033.3	2,771.3	2,827.1

Gross margin	588.2	601.0	604.4
Selling, general and administrative expenses	599.0	565.0	517.9
Adjustment of assets to fair value	224.2	62.3	66.8
Asbestos charge	—	38.9	—
Interest expense, net	95.4	94.8	124.9
Chapter 11 and Administration related reorganization expenses	99.7	97.1	107.4
Gain on involuntary conversion	(46.1)	—	—
Intercompany interest income from non-filers	(358.1)	(332.2)	(310.0)
Other income, net	(22.5)	(25.0)	(10.8)

Earnings (loss) from continuing operations before income taxes, equity loss of non-Debtor subsidiaries, and cumulative effect of change in accounting principle	(3.4)	100.1	108.2
Income tax expense	44.5	22.8	51.1

Earnings (loss) from continuing operations before equity loss of non-Debtor subsidiaries and cumulative effect of change in accounting principle	(47.9)	77.3	57.1
Equity loss from continuing operations of non-Debtor subsidiaries before cumulative effect of change in accounting principle	(277.6)	(245.9)	(240.8)

Loss from continuing operations before cumulative effect of change in accounting principle	(325.5)	(168.6)	(183.7)
(Loss) income from discontinued operations, net of income taxes, Debtors	0.8	(18.3)	(4.4)
Loss from discontinued operations, net of income taxes, non-Debtors	(9.3)	(2.6)	(28.6)
Cumulative effect of change in accounting principle, Debtors, net of applicable income tax benefit	—	—	1,095.0
Cumulative effect of change in accounting principle, non-Debtors, net of applicable income tax benefit	—	—	317.2

Net loss	$(334.0)	$(189.5)	$(1,628.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debtors’ Condensed Consolidated Balance Sheets

	December 31
	2004	2003
	(Millions of Dollars)
ASSETS
Current Assets:
Cash and equivalents	$433.5	$281.5
Accounts receivable, net	582.8	558.4
Accounts receivable, non-Debtors	461.9	457.7
Inventories, net	483.6	443.9
Prepaid expenses	101.9	116.2

Total Current Assets	2,063.7	1,857.7

Property, plant and equipment, net	1,016.4	1,127.7
Goodwill and indefinite-lived intangible assets	1,097.6	1,341.1
Definite-lived intangible assets, net	280.3	293.5
Asbestos-related insurance recoverable	853.8	806.1
Loans receivable from and investments in non-Debtors	4,828.1	4,619.1
Other noncurrent assets	402.1	439.5

	$10,542.0	$10,484.7

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt, including current portion of long-term debt	$277.8	$0.2
Accounts payable and accrued compensation	269.1	237.0
Accounts payable, non-Debtors	191.5	174.9
Other accrued liabilities	256.4	254.1

Total Current Liabilities	994.8	666.2

Long-term debt	—	320.0
Postemployment benefits	2,033.5	1,458.8
Other accrued liabilities	119.6	123.9
Liabilities subject to compromise	9,319.8	9,292.7
Shareholders’ deficit	(1,925.7)	(1,376.9)

	$10,542.0	$10,484.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debtors’ Condensed Consolidated Statements of Cash Flows

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Net Cash Provided From Operating Activities	$281.4	$154.0	$76.4

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(118.9)	(109.8)	(153.4)
Net proceeds from sales of businesses	8.2	20.7	34.6

Net Cash Used By Investing Activities	(110.7)	(89.1)	(118.8)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on DIP credit facility	357.7	125.5	75.0
Principal payments on DIP credit facility	(400.0)	(120.2)	(10.3)

Net Cash (Used by) Provided From Financing Activities	(42.3)	5.3	64.7

Effect of foreign currency exchange rate fluctuations on cash and equivalents	23.6	21.7	20.8

Increase in cash and equivalents	152.0	91.9	43.1
Cash and equivalents at beginning of year	281.5	189.6	146.5

Cash and equivalents at end of year	$433.5	$281.5	$189.6

3. Adjustment of Assets to Fair Value

Definite-Lived Long-Lived Assets

The Company recorded impairment charges of $82.7 million, $23.4 million, and $62.6 million for the years ended December 31, 2004, 2003 and 2002, respectively, to adjust definitive-lived long-lived assets to their estimated fair values in accordance with SFAS No. 144. The charges by reporting segment are as follows:

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Powertrain	$72.7	$14.3	$52.3
Sealing Systems and System Protection	3.1	0.3	5.5
Friction	3.3	3.9	—
Aftermarket	3.4	4.9	3.9
Corporate	0.2	—	0.9

	$82.7	$23.4	$62.6

2004 Impairments

Powertrain:

•	The total charge of $72.7 million during 2004 includes $20.0 million to write down property, plant and equipment related to the Company’s Powertrain transmission operations in France. This operation is comprised of four facilities that manufacture transmission and gear components primarily for sale to OE customers. High labor content, difficulties in commercialization of new product technology, and continued manufacturing inefficiencies resulted in a revaluation of the expected future cash flows of these facilities as compared to the carrying value of property plant and equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•	The Company also recorded $19.0 million in impairment charges for two camshaft operations located in the United Kingdom. The impairment reflects a revaluation of future expected cash flows primarily due to anticipated lower volumes for these facilities.

•	The Company recorded $9.0 million, $7.8 million, $5.8 million and $4.7 million of impairment charges on property, plant and equipment located in piston manufacturing facilities in the United States, Italy, Poland and China, respectively. The United States impairment reflects the write-down of fixed assets to estimated disposition value related to the announcement of the closure and relocation of a piston manufacturing facility to other facilities primarily in the United States and Mexico. This closure is anticipated to be completed in 2005. The Italy, Poland and China impairments are due to other than temporary declines in sales and estimated future cash flows.

Sealing Systems and Systems Protection, Friction and Aftermarket:

•	The Company recorded impairment charges of $3.1 million, $3.3 million, and $3.4 million for impairment charges on facilities in each of the Sealing Systems and System Protection, Friction, and Aftermarket reporting segments. Each of these facilities is located in Europe. These impairments are due to other than temporary declines in sales volumes and profitability at those facilities.

2003 Impairments

The total charge of $23.4 million during 2003 includes $14.3 million net write down of Powertrain property, plant and equipment. In addition, the Company recorded $9.1 million of impairment charges on property, plant and equipment located in various manufacturing facilities in Europe to be held and used in accordance with SFAS No. 144, due to an other than temporary decline in sales volumes and profitability at those facilities. The fair value of property, plant and equipment was based upon estimated discounted future cash flows and estimates of salvage value. The impairment charges represent the difference between the estimated fair values and the carrying value of the subject assets.

2002 Impairments

The total charge of $62.6 million during 2002 includes $46.7 million to write-down property, plant and equipment at five facilities that the Company has closed. The estimated fair values were determined based upon discontinued future cash flows and estimates of salvage value. An additional charge of $6.6 million relates to the write down of property, plant and equipment at a European camshaft foundry related to an other than temporary decline in sales volumes at that facility. The estimated fair value of this equipment was determined based upon discounted future cash flows. The remaining charge primarily relates to the impairment of assets that the Company intends to divest. The value of these assets was estimated based upon the future discounted cash flows should the Company divest of these assets on and individual, open market basis.

Goodwill and Other Indefinite-Lived Intangible Assets

At December 31, 2004 and 2003, goodwill and other intangible assets consist of the following:

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Intangible Assets
Developed technology	$368.9	$(107.6)	$261.3	$346.2	$(82.7)	$263.5
Other	58.8	(37.1)	21.7	60.1	(39.5)	20.6

	$427.7	$(144.7)	$283.0	$406.3	$(122.2)	$284.1

Unamortized Intangible Assets
Goodwill			$1,114.9			$1,350.3
Trademarks			168.8			166.8
Intangible Pension Asset			52.3			63.9

			$1,336.0			$1,581.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company expects that amortization expense for its definite-lived intangible assets for each of the years between 2005 and 2009 will be approximately $21 million.

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

As of October 1, 2003, the Company completed its annual impairment analysis as required by SFAS No. 142 and recorded an impairment charge in a Powertrain operating unit of $70.5 million to adjust the carrying value of indefinite-lived intangible assets to estimated fair value. The estimated fair value of the reporting unit was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. The 2003 impairment charge is primarily attributable to a decrease in the operating unit’s estimated fair value based upon management’s expectation of future financial performance.

As of October 1, 2004, the Company performed its annual impairment analysis as required by SFAS No. 142 and recorded an impairment charge in the Sealing Systems operating unit of $193.7 million to adjust the carrying value of goodwill to estimated fair value. The estimated fair value of the reporting unit was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. The 2004 impairment charge is primarily attributable to a decrease in the operating unit’s estimated fair value based upon the effect of market conditions on current operating results and on management’s projections of future financial performance.

The 2004 goodwill impairment charge is based upon the Company’s best estimate under SFAS No. 5. The ultimate amount of impairment will be determined based upon finalization of the implied fair value of goodwill pursuant to asset valuation and allocation procedures. Any difference between the Company’s best estimate and the final implied fair value of goodwill will be recorded during the first quarter of 2005.

A summary of the impairment charges for goodwill and other intangible assets by reporting segment pursuant to the provisions of SFAS No. 142 is as follows:

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Powertrain	$—	$70.5	$453.8
Sealing Systems and Systems Protection	193.7	—	—
Friction	—	—	381.9
Aftermarket	—	—	155.3
Corporate	—	—	473.5

	$193.7	$70.5	$1,464.5

4. Restructuring

The Company has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to lower cost markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Estimates of restructuring charges are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the exit plan are not likely. In certain countries where the Company operates, statutory requirements include involuntary termination benefits that extend several years into the future. Accordingly, severance payments continue well past the date of termination at many international locations. Thus, these programs appear to be ongoing when, in fact, terminations and other activities under these programs have been substantially completed. Management expects that future savings resulting from execution of its restructuring programs will generally result in full pay back within 36 to 60 months.

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Company reversed approximately $6 million, $21 million and $21 million of previously recorded reserves in 2004, 2003 and 2002, respectively. Such reversals are recorded consistent with SEC Staff Accounting Bulletin #100 and result from actual costs at program completion being less than costs estimated at the commitment date. Subsequent to its filing for Chapter 11 bankruptcy protection, principally during 2003 and 2002 the Company was able to achieve more favorable resolution of leases and other contractual arrangements than estimated as of the commitment dates. Additionally, the Company also experienced a higher rate of voluntary employee attrition subsequent to filing Chapter 11, resulting in lower severance costs than estimated as of the commitment dates.

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

The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and generally fall into one of the following categories:

1.	Closure of facilities and relocation of production – In connection with the Company’s strategy, certain operations have been closed and related production relocated to low cost geographies or to other locations with available capacity.

2.	Consolidation of administrative functions and standardization of manufacturing processes – As part of its productivity initiative, the Company has acted to consolidate its administrative functions and charge its manufacturing processes to reduce selling, general and administrative costs and improve operating efficiencies through standardization of processes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of the Company’s consolidated restructuring reserves and related activity for 2004, 2003 and 2002. “SSP” and “AM” represent Sealing Systems and System Protection and Aftermarket, respectively.

	Powertrain	SSP	Friction	AM	Corporate	Total
	(Millions of dollars)
Balance of reserves at January 1, 2002	$15.2	$9.9	$15.5	$25.2	$7.7	$73.5
Provisions	38.8	3.9	6.3	3.0	0.5	52.5
Reversals	(1.2)	(0.2)	(0.2)	(18.6)	(0.3)	(20.5)
Payments	(24.8)	(5.1)	(6.9)	(0.7)	(1.7)	(39.2)
Foreign currency	4.0	0.6	0.5	5.2	0.8	11.1

Balance of reserves at December 31, 2002	32.0	9.1	15.2	14.1	7.0	77.4
Provisions	28.1	5.9	1.8	17.1	0.6	53.5
Reversals	(1.6)	(1.5)	(10.5)	(4.0)	(3.2)	(20.8)
Payments	(33.0)	(11.6)	(6.3)	(20.9)	(0.9)	(72.7)
Foreign currency	5.8	0.3	0.7	0.6	0.9	8.3

Balance of reserves at December 31, 2003	31.3	2.2	0.9	6.9	4.4	45.7
Provisions	13.0	1.7	—	6.6	1.8	23.1
Reversals	(1.0)	—	—	(0.7)	(3.9)	(5.6)
Payments	(23.6)	(0.2)	(0.7)	(10.1)	(1.3)	(35.9)
Foreign currency	(1.0)	0.1	1.4	0.2	(0.1)	0.6

Balance of reserves at December 31, 2004	$18.7	$3.8	$1.6	$2.9	$0.9	$27.9

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs. Significant restructuring activities for the years ended December 31, 2004, 2003 and 2002 are described below by reporting segment.

Significant restructuring activities for the year ended December 31, 2004

Powertrain

•	The Company recorded approximately $9 million of severance cost related to the closure of the Bradford, United Kingdom piston operations initially announced in 2003. This incremental severance charge has been recorded pursuant to an agreement reached with certain employees of the facility during 2004. While the closure of the Bradford facility was completed during 2004, payments related to this severance program will extend through 2014. As of December 31, 2004, approximately $8 million was remaining as a restructuring reserve related to this program. Expected future cost savings associated with the Bradford facility closure are estimated to be approximately $14 million per annum.

•	The Company’s German engine bearing operations continued their restructuring program to transfer certain low volume production with high labor content to low cost geographies, specifically Poland. Restructuring charges of approximately $3 million were recorded during 2004 related to severance costs incurred pursuant to a statutory early retirement program. These charges are in addition to the approximately $4 million, $2 million and $4 million recorded during the years ended December 31, 2003, 2002, and 2001, respectively. Payments of approximately $3 million, $2 million and $2 million were made against this reserve during 2004, 2003 and 2002, respectively. At December 31, 2004, the Company had remaining reserves of approximately $6 million related to these activities. While the transfer of production was completed during 2004, payment of employee severance costs is expected to continue through 2008. Expected savings associated with this activity are estimated to be approximately $8 million per annum.

Aftermarket

•	The Company initiated the relocation of its ignition operations in Naas, Ireland to existing facilities located in Burlington, Iowa and Carpi, Italy. This restructuring activity was completed during the third quarter of 2004. Related employee severance costs of approximately $6 million were charged and paid during the year ended December 31, 2004. Accordingly, the Company had no remaining reserves related to this activity as of December 31, 2004. Expected future cost savings associated with this activity are estimated to be approximately $2 million per annum.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Significant restructuring activities for the year ended December 31, 2003

Powertrain

•	The Company announced the closure and relocation of its Bradford, United Kingdom piston operations to other existing European manufacturing facilities with available capacity or with lower manufacturing costs. The Company recorded approximately $14 million of severance charges related to this program during the year ended December 31, 2003. Subsequently, payments of $1 million and $13 million were made against this provision during the years ended December 31, 2003 and 2004, respectively. The Company had remaining reserves of approximately $13 million as of December 31, 2003 and since closure of this facility has been completed during 2004, no reserve is remaining as of December 31, 2004 related to these costs. Expected savings associated with this activity are estimated to be approximately $14 million per annum.

•	The Company incurred severance charges of approximately $4 million to eliminate redundancies across its operations in France related to changes in administrative and manufacturing processes. Payments of approximately $3 million and $1 million were made during the years ended December 31, 2003 and 2004, respectively. At December 31, 2003 the Company had remaining reserves of $1 million related to these activities. Expected savings associated with these activities are estimated to be approximately $3 million per annum.

•	Restructuring charges of approximately $2 million were recorded to further streamline and automate administrative functions and manufacturing processes at the Company’s piston manufacturing operation in Gorzyce, Poland. These charges are in addition to similar charges of approximately $4 million recorded in 2002 and are the result of expanding the scope of the initial program. Payments of approximately $2 million were made related to this program in 2003, accordingly no reserve was remaining at December 31, 2003 related to this activity. Expected savings associated with this activity are estimated to be approximately $3 million per annum.

•	The Company’s German engine bearing operations continued their restructuring programs to transfer certain low volume production with high labor content to low cost geographies, specifically Poland. Restructuring charges of approximately $4 million were recorded in 2003. These charges were in addition to $2 and $4 million recorded for the same program during the years ended December 31, 2002 and 2001, respectively. Payments of approximately $2 million for each of the years ended December 31, 2003 and 2002 were recorded. Approximately $6 million was recorded as a restructuring reserve related to this program as of December 31, 2003.

•	The Company recorded approximately $1 million during 2003 related to the previously announced closure and relocation of its piston ring operations in Sunderland, United Kingdom to other existing European facilities with available capacity. This amount was in addition to restructuring charges of $6 million recorded during the year ended December 31, 2002, related to the same program. Payments of approximately $5 million and $2 million were made during the years ended December 31, 2003 and 2002, respectively. This closure and relocation project was completed and all amounts were paid during 2003, accordingly, no reserves remain as of December 31, 2003.

Sealing Systems & Systems Protection

•	The Company recorded approximately $3 million related to the closure of its Sealing Systems operations in Cardiff, Wales. Production from this facility was relocated to other existing European manufacturing facilities with available capacity or with lower cost to manufacture. This amount was in addition to previously recorded restructuring charges related to the same program of $4 million and $5 million during the years ended December 31, 2002 and 2001, respectively. Payments of approximately $9 million and $3 million were made in 2003 and 2002, respectively, relating to this project. This project was completed during 2003 and all related payments were made, accordingly no reserve was remaining as of December 31, 2003. Expected savings associated with this activity are estimated to be approximately $2 million per annum.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Friction

•	Reserve reversals of approximately $11 million were recorded related to the planned closure of certain North American friction facilities. Such reserves were initially recorded during 2001. The reversal resulted from the Company’s decision not to complete closure of all facilities as originally intended. This decision resulted from delays in the closure due to execution difficulties and protracted negotiations with organized labor unions. During 2002 the Company began to experience a substantial increase in demand for its friction products largely due to the successful introduction of a new aftermarket friction product by the Company. Pursuant to the need for additional manufacturing capacity and successful negotiations with the UAW, a decision was made during the 4th quarter 2003 not to close all facilities as initially planned.

Aftermarket

•	The Company relocated its ignition production from Aubange, Belgium to Upton, England and recorded related severance and exit costs of approximately $10 million. The relocation of this production was completed during 2003. Payments of related severance and exit costs of approximately $8 million and $1 million were made during the years ended December 31, 2003 and 2004, respectively. As of December 31, 2003 and 2004 remaining reserves related to this activity approximated $2 million and $1 million, respectively. Expected savings associated with this activity are estimated to be approximately $5 million per annum.

•	Restructuring charges of $3 million were recorded related to the previously announced consolidation of distribution operations at the Company’s Aftermarket distribution facility located in Gif sur Yvette, France into its central European distribution facility in Belgium. This restructuring charge is in addition to a previously recorded amount of $2 million, which was recorded in 2002. Payment of related severance costs of approximately $3 million and $1 million were made during the year ended December 31, 2003 and 2002, respectively. At December 31, 2003, the Company had approximately $1 million remaining reserves related to this activity. The consolidation was completed during 2003 and remaining reserve amounts were paid during 2004. Expected savings associated with this activity are estimated to be approximately $5 million per annum. Consolidation of these facilities was completed in 2003.

Significant restructuring activities for the year ended December 31, 2002

Powertrain

•	The Company announced the closure of its Bridgewater, United Kingdom piston operation. Related production from this operation was relocated to other existing European manufacturing facilities with available capacity or with lower cost to manufacture. In connection with this program, the Company recorded approximately $10 million for related severance and exit costs. Payments approximating $9 million were made during 2003. Remaining reserves as of December 31, 2002 and 2003 were $10 million and $1 million, respectively. This program was completed during 2003 and no reserves remained as of December 31, 2004 related to this program. Expected savings associated with this activity are estimated to be approximately $2 million per annum.

•	The Company recorded restructuring charges of $11 million related to the closure of its piston manufacturing operations in Flowery Branch, Georgia, Orangeburg, South Carolina and Sumter, South Carolina. Production from these facilities was relocated to other existing North American manufacturing facilities with available capacity or with lower cost to manufacture. The closure of Flowery Branch and Orangeburg was completed during 2003 and closure of Sumter was completed in 2004. Payments of approximately $2 million, $4 million and $4 million were made against this reserve during the years ended December 31, 2002, 2003 and 2004, respectively. The Company had remaining reserves related to these activities of approximately $7 million, $5 million and $1 million as of December 31, 2002, 2003 and 2004, respectively. While the closures have been completed, final payments are expected to continue through June 2005. Expected savings associated with this activity are estimated to be approximately $17 million per annum.

•

The Company recorded approximately $6 million during 2002 related to the closure and relocation of its piston ring operations in Sunderland, United Kingdom to other existing European facilities with available capacity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Payments of approximately $2 million were made against this reserve during the year ended December 31, 2002. The Company had remaining reserves related to these activities of approximately $4 million as of December 31, 2002. The program was completed during 2003, accordingly the Company has no reserve for this program at December 31, 2003.

•	The Company initiated administrative function and manufacturing process changes at the Company’s piston manufacturing operations located in Nuremburg, Germany, resulting in a reduction of the employee work force. Restructuring charges of approximately $5 million were recorded for the year ended December 31, 2002. Payments of approximately $1 million, $1 million and $1 million were made during the years ended December 31, 2002, 2003 and 2004, respectively. The Company had remaining reserves of approximately $5 million, $4 million and $3 million related to this activity as of December 31, 2002, 2003 and 2004, respectively. The administrative function and manufacturing process changes were completed during 2003. However, employee severance payments are pursuant to a local statutory program and are scheduled to continue through June 2009. Expected savings associated with this activity are estimated to be approximately $5 million per annum.

•	During 2002, management announced a program to streamline and automate administrative functions and manufacturing processes at Company’s piston manufacturing operation in Gorzyce, Poland. Charges of approximately $4 million were recorded during the year ended December 31, 2002 relating to this program. Approximately $4 million of payments were made related to this program in 2002. At December 31, 2002, the Company had no remaining reserves related to this activity. Expected savings associated with this activity are estimated to be approximately $5 million per annum.

•	The Company’s German engine bearing operations continued their restructuring programs to transfer certain low volume production with high labor content to low cost geographies, specifically Poland. Restructuring charges of approximately $2 million were recorded in 2002. These charges were in addition to $2 million recorded for the same program during the year ended December 31, 2001. Payments of approximately $2 million were made during the year ended December 31, 2002. Approximately $2 million was recorded as a restructuring reserve related to this program as of December 31, 2002.

Sealing Systems and Systems Protection

•	The Company recorded approximately $4 million related to the closure its Sealing Systems operations in Cardiff, Wales. Production from this facility was relocated to other existing European manufacturing facilities with available capacity or with lower cost to manufacture. This amount was in addition to previously recorded restructuring charges related to the same program of $5 million during the year ended December 31, 2001. Payments of approximately $3 million were made during 2002 and a reserve of approximately $6 million was remaining as of December 31, 2002.

Friction

•	The Company recorded approximately $4 million related to the announced closure of its aftermarket half-block operations in Marienheide, Germany. Related severance and exit payments of approximately $3 million and $1 million were made during the years ended December 31, 2002 and 2003, respectively. At December 31, 2002, the Company had a remaining reserve of approximately $1 million related to this activity. The closure of the half-block operations in Marienheide, Germany was completed during 2003. Expected savings associated with this activity are estimated to be approximately $2 million per annum.

Aftermarket

•	The Company announced and began the consolidation of certain distribution operations at its Aftermarket distribution facility located in Gif sur Yvette, France into its central European distribution facility in Belgium. Restructuring charges of $2 million were recorded during the year ended December 31, 2002. Payment of related severance costs of approximately $1 million was made in during the year ended December 31, 2002. At December 31, 2002, the Company had a remaining reserve of approximately $1 million related to this activity. Expected savings associated with this activity are estimated to be approximately $5 million per annum.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•	Reserve reversals of approximately $19 million related to the Aftermarket distribution optimization restructuring program initially recorded in 2000 and 2001 were reversed upon completion of related restructuring activities during 2002. Approximately $7 million of this reversal was attributable to lease termination costs that were not incurred as expected under the restructuring plan. Lease contracts identified within the restructuring plan were instead separately terminated during 2002 pursuant to the Company’s Chapter 11 filing on October 1, 2001. Approximately $3 million of this reversal was attributable to planned employee severance costs that were not incurred as identified employees voluntarily terminated their employment in anticipation of the facility closure or in connection with the Company’s Chapter 11 filing. Approximately $3 million of the reversal was due to the Company’s decision not to close the Berkley, MO distribution facility as initially planned. This decision was based upon the need for additional capacity due to increasing brake hard parts and friction sales volumes not anticipated at the commitment date. The remaining amount of the reversal represents an aggregate of individually insignificant amounts resulting from differences in actual costs to exit as compared to initial estimates.

5. Smithville, Tennessee Distribution Center Fire

On March 5, 2004, a fire at the Company’s Smithville, Tennessee distribution center resulted in extensive damage to the facility and the loss of substantially all of its related equipment and inventory. The 244,000 square foot facility was the principal distribution center for Moog and TRW chassis aftermarket products in the United States. The Company resumed distribution operations at a new leased facility in Smyrna, Tennessee on March 12, 2004.

The Company has settled this claim with its insurance carrier, resulting in cash proceeds of $102.2 million and the recognition of a gain on involuntary conversion of $46.1 million.

6. Other Expense, Net

The specific components of “other expense, net” are provided in the following table:

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Restructuring expense	$(17.5)	$(32.7)	$(32.0)
Amortization of intangible assets	(17.2)	(16.9)	(14.0)
Foreign currency exchange	(5.6)	2.6	8.4
Royalty income	3.9	4.9	3.4
Accounts receivable discount expense	(3.6)	(2.7)	(8.9)
Other insurance recoveries	4.0	—	—
Other	14.5	11.7	2.8

	$(21.5)	$(33.1)	$(40.3)

7. Discontinued Operations

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

During 2004, the Company completed the following divestitures of non-core businesses:

•	During July 2004, the Company completed the divestitures of its large bearing operations in Pinetown, South Africa and Uslar, Germany.

•	During December 2004, the Company divested its transmission operations located in Dayton, Ohio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During 2003, the Company completed the following divestitures of non-core businesses:

•	During April 2003, the Company completed the divestitures of its U.S. camshaft operations and the majority of its original equipment lighting operations. The divested U.S. camshaft operations include manufacturing operations in Grand Haven, Michigan and Orland, Indiana, as well as the Company’s share of an assembled camshaft joint venture operation in Grand Haven. The original equipment lighting divestitures include operations in Matamoros, Mexico; Brownsville, Texas; and Toledo, Ohio.

•	During September 2003, the Company divested operations located in Hampton, Virginia and Solon, Ohio.

During 2002, the Company completed the following divestitures of non-core businesses:

•	In March 2002, the Company completed the divestiture of its Signal-Stat Lighting Products business (“Signal-Stat”). Signal-Stat produces exterior lighting and power distribution products primarily for the heavy-duty and commercial vehicle markets.

•	In July 2002, the Company completed the divestiture of its automotive camshaft manufacturing plant in Jackson, Michigan, under the terms of a management buyout. The Company also entered into a three-year supply agreement to market and sell aftermarket camshafts produced at the Jackson facility through its aftermarket business.

•	In November 2002, the Company completed the divestiture of Federal-Mogul Camshafts de Mexico S. de R.L. de C.V. (“Camshafts de Mexico”). Camshafts de Mexico manufactures camshafts for the North American original equipment market.

Further information related to the Company’s discontinued operations is as follows:

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Net sales	$17.0	$90.9	$265.1
Cost of products sold	22.5	82.5	245.3

Gross margin	(5.5)	8.4	19.8
Selling, general and administrative expenses	2.3	5.6	17.5
Restructuring charges	0.2	3.3	6.4
Adjustment of assets to fair value	—	12.1	7.6
Net loss (gain) on divestitures	1.7	6.8	(0.5)
Other expense, net	0.7	1.1	3.2

Loss before income taxes and cumulative effect of change in accounting principle	(10.4)	(20.5)	(14.4)
Income tax expense (benefit)	(1.9)	0.4	12.9

Loss from discontinued operations before cumulative effect of change in accounting principle	(8.5)	(20.9)	(27.3)
Cumulative effect of change in accounting principle	—	—	(5.7)

Loss from discontinued operations, net of income taxes	$(8.5)	$(20.9)	$(33.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In accordance with SFAS No. 144, the Company’s 2004 divestitures are considered as “held for sale” as of December 31, 2003. As such, the Company had assets held for sale included in its consolidated balance sheet as follows:

December 31 2003

(Millions of Dollars)
Accounts receivable, net	$4.5
Inventories, net	3.9
Other current assets	0.2

Total Current Assets	8.6
Property, plant and equipment, net	3.8

Total Assets	$12.4

Accounts payable	$(1.6)
Other accrued liabilities	(5.1)

Total Liabilities	$(6.7)

8. Financial Instruments

Foreign Currency Risk

Certain forecasted and recorded transactions and assets and liabilities are exposed to foreign currency risk. The Company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro, British pound, Japanese yen and Canadian dollar. Options used to mitigate foreign currency risk associated with a portion of forecasted transactions, for up to twelve months in the future, are designated as cash flow hedging instruments. Options and forwards used to hedge certain booked transactions and assets and liabilities are not designated as hedging instruments under SFAS 133 as they are natural hedges. The effect of changes in the fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during 2004 and 2003. The Company did not have any contracts outstanding at December 31, 2004, and two contracts outstanding with a combined notional value of $10.4 million at December 31, 2003. Unrealized amounts related to outstanding contracts were not material at December 31, 2003.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts used to mitigate commodity price risk associated with raw materials, for up to eighteen months in the future, are designated as cash flow hedging instruments. These instruments are intended to offset the effect of changes in raw materials prices on forecasted purchases. The Company had three contracts outstanding with a combined notional value of $6.5 million at December 31, 2004, and two contracts outstanding with a combined notional value of $9.2 million at December 31, 2003. Unrealized amounts related to outstanding contracts were not material at December 31, 2004 or 2003.

Other

For derivatives designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

have a material effect on operations for 2004 or 2003. No fair value hedges or cash flow hedges were re-designated or discontinued during 2004 or 2003.

Derivative gains and losses included in Other Comprehensive Income are reclassified into operations at the time forecasted transactions are recognized. Such amounts were not material in 2004, 2003 or 2002.

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

Fair Value of Financial Instruments

At December 31, 2004 and 2003, the carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable, accounts payable, and borrowings under the DIP credit facility approximate their fair values. The fair value of financial instruments included in liabilities subject to compromise are highly uncertain as a result of the Restructuring Proceedings.

9. Inventory

Cost determined by the last-in, first-out (LIFO) method was used for 45% and 46% of the inventory at December 31, 2004 and 2003, respectively. If inventories had been valued at current cost, amounts reported would have been increased by $69.4 million and $58.1 million as of December 31, 2004 and 2003, respectively. The carrying value of inventories has also been reduced for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Inventory quantity reductions resulting in liquidations of certain LIFO inventory layers decreased net loss by $0.2 million ($0.00 per diluted share) in 2004, decreased net loss by $2.1 million ($0.02 per diluted share) in 2003, and increased net loss by $3.5 million ($0.04 per diluted share) in 2002.

Inventories consisted of the following:

	December 31
	2004	2003
	(Millions of Dollars)
Raw materials	$185.8	$167.7
Work-in-process	157.7	136.6
Finished products	680.1	597.9

	1,023.6	902.2
Valuation reserves	(70.7)	(67.8)

	$952.9	$834.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10. Property, Plant and Equipment

Depreciation expense for continuing operations for the years ended December 31, 2004, 2003 and 2002, was $306.6 million, $276.0 million and $246.5 million, respectively.

Property, plant and equipment consisted of the following:

	Estimated Useful Life	December 31
		2004	2003
		(Millions of Dollars)
Land	—	$119.2	$118.7
Buildings and building improvements	24 - 40 years	582.2	558.0
Machinery and equipment	3 - 12 years	3,198.2	2,977.2

		3,899.6	3,653.9
Accumulated depreciation		(1,535.7)	(1,249.1)

		$2,363.9	$2,404.8

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows (in millions of dollars):

2005	$27.2
2006	20.0
2007	14.6
2008	12.3
2009	10.7
Thereafter	24.3

$109.1

Total rental expense for continuing operations under operating leases for the years ended December 31, 2004, 2003 and 2002 was $48.3 million, $40.2 million and $45.1 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

11. Investments in Non-Consolidated Affiliates

The Company maintains investments in 21 non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $160 million and $131 million at December 31, 2004 and 2003, respectively, and are included in the consolidated balance sheets as “other noncurrent assets.” The Company’s equity in the earnings of such affiliates amounted to approximately $36 million, $27 million and $20 million for the years ended December 31, 2004, 2003 and 2002, respectively. During 2004 these entities generated sales of approximately $579 million, net income of approximately $67 million and at December 31, 2004 had total net assets of approximately $302 million. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts including pistons, pins, piston rings, and cylinder liners to original equipment (“OE”) and Aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the investment partner. The contingent guarantee can be exercised at the discretion of the joint venture partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of December 31, 2004, the total amount of the contingent guarantee, were all triggering events to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

occur, approximated $55 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. Management also believes that exercise of the put option is not reasonably likely within the foreseeable future. However, if this put option is exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity.

12. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31
	2004	2003
	(Millions of Dollars)
Accrued compensation	$255.5	$220.3
Accrued income taxes	75.9	31.4
Accrued rebates	73.2	59.7
Accrued Chapter 11 and Administration expenses	44.8	34.0
Non-income taxes payable	34.5	40.0
Restructuring reserves	27.9	45.7
Accrued product returns	20.4	21.0
Accrued warranty	14.8	11.4
Accrued professional services	12.7	11.1

Total current accrued liabilities	$559.7	$474.6

13. Debt

Long-term debt consisted of the following:

	December 31
	2004	2003
	(Millions of Dollars)
DIP Credit Facility	$277.7	$320.0
Other	42.0	26.0

	319.7	346.0
Less: current maturities included in short-term debt	(309.6)	(14.8)

Total long-term debt	$10.1	$331.2

Due to the Restructuring Proceedings (see Note 2), pre-petition long-term debt of the Debtors has been reclassified to the caption “Liabilities subject to compromise” in the consolidated balance sheets. The following is the long-term debt included in liabilities subject to compromise:

	December 31
	2004	2003
	(Millions of Dollars)
Senior Credit Agreements:
Term loans	$788.5	$788.5
Multi-currency revolving credit facility	1,149.3	1,144.8
Notes due 2004 — 7.5%, issued in 1998	239.8	239.8
Notes due 2006 — 7.75%, issued in 1998	391.9	391.9
Notes due 2006 — 7.375%, issued in 1999	394.0	394.0
Notes due 2009 — 7.5%, issued in 1999	562.2	562.2
Notes due 2010 — 7.875%, issued in 1998	340.4	340.4
Medium-term notes — due between 2002 and 2005, average rate of 8.8%, issued in 1994 and 1995.	84.0	84.0
Senior notes — due in 2007, rate of 8.8%, issued in 1997	103.3	103.3
Other	2.6	2.5

	4,056.0	4,051.4
Less: debt issuance fees	(29.1)	(30.7)

Total debt included in liabilities subject to compromise	$4,026.9	$4,020.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In accordance with SOP 90-7, the Company ceased recording interest expense on its outstanding Notes, Medium-term notes, and Senior notes effective October 1, 2001. The Company’s contractual interest not accrued or paid in 2004, 2003 and 2002 was $152.5 million, $162.8 million and $164.4 million, respectively. The Company continues to accrue and pay the contractual interest on the Senior Credit Agreement in the month incurred, totaling $75.8 million, $71.4 million and $81.8 million in 2004, 2003 and 2002, respectively.

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

In connection with the Restructuring Proceedings, the Company entered into a DIP credit facility to supplement liquidity and fund operations during the restructuring proceedings. In December 2004, the Company renegotiated its DIP credit facility. Prior to December 2004, the Company’s DIP credit facility had an interest rate of either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greater of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point.

The December 2004 DIP credit facility expires in December 2005, and the interest rate is either the ABR plus 1¼ percentage points or a formula based on LIBOR plus 2¼ percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus ½ percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

The Company’s available borrowings under its DIP credit facilities are determined by the underlying collateral at any point in time, consisting of its domestic inventories, domestic accounts receivable, and domestic property, plant, and equipment. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. The borrowing base available to the Company is calculated weekly based upon the value of this underlying collateral. The total commitment and amounts outstanding on the DIP credit facilities are as follows:

	December 31
	2004	2003
	(Millions of Dollars)
Contractual commitment	$500.0	$600.0
Mandatory commitment reductions - divestitures	—	—

Current commitment	$500.0	$600.0

Outstanding:
Current borrowings	$277.7	$320.0
Letters of credit	45.3	17.9

Total outstanding	323.0	337.9
Available to borrow	177.0	236.6

Total borrowing base	$500.0	$574.5

The DIP credit facility contains restrictive covenants. The more significant of these covenants include the maintenance of certain levels of earnings before interest, taxes, depreciation and amortization and limitations on quarterly capital expenditures. Additional covenants include, but are not limited to, restrictions on the early retirement of debt, additional borrowings, payment of dividends and the sale of assets or businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2004 and 2003, the Company had $100.7 million and $76.1 million, respectively, of letters of credit outstanding under its DIP and pre-petition credit facilities. To the extent letters of credit associated with the DIP credit facility are issued, there is a corresponding decrease in borrowings available under the facility.

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

The weighted average interest rate for the Company’s short-term debt was approximately 4.7% and 3.9% as of December 31, 2004 and 2003, respectively. Interest paid in 2004, 2003 and 2002 was $119.0 million, $119.5 million and $127.9 million, respectively.

14. Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures of the Company

In December 1997, the Company’s wholly-owned financing trust (“Affiliate”) completed a $575 million private issue of 11.5 million shares of 7.0% Trust Convertible Preferred Securities (“TCP Securities”) with a liquidation value of $50 per convertible security. The net proceeds from the TCP Securities were used to purchase an equal amount of 7.0% Convertible Junior Subordinate Debentures (“Debentures”) of the Company. The TCP Securities represent an undivided interest in the Affiliate’s assets, with a liquidation preference of $50 per security.

The shares of the TCP Securities are convertible, at the option of the holder, into the Company’s common stock at an equivalent conversion price of $51.50 per share, subject to adjustment in certain events. The TCP Securities and the Debentures became redeemable, at the option of the Company, on or after December 6, 2000 at a redemption price, expressed as a percentage of principal, which is added to accrued and unpaid interest. The redemption price range is from 104.2% on December 6, 2000 to 100.0% after December 1, 2007. All outstanding TCP Securities and Debentures are required to be redeemed by December 1, 2027. In 2004, the holders of the TCP Securities redeemed 1,984,136 shares into 1,926,398 shares of common stock. The effect was an increase to common stock of $9.7 million and an increase to paid in capital of $87.5 million.

Distributions on the TCP Securities are cumulative and are due quarterly in arrears at an annual rate of 7.0%. As a result of the Restructuring Proceedings, the Company is in default to its affiliate holder of its convertible junior subordinated debentures and is no longer accruing expense or making interest payments on the debentures. As a result, the affiliate no longer has the funds available to pay distributions on the Company Mandatorily Redeemable Preferred Securities and ceased paying such distributions in October 2001. The affiliate is in default on the Company Mandatorily Redeemable Preferred Securities. The Company is a guarantor of its subsidiary’s debentures, and has classified these debentures as liabilities subject to compromise in the December 31, 2004 and 2003 consolidated balance sheets.

15. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following:

	December 31
	2004	2003
	(Millions of Dollars)
Foreign currency translation	$(278.4)	$12.3
Additional minimum liability for pension plans	1,557.5	954.8

	$1,279.1	$967.1

16. Capital Stock and Preferred Share Purchase Rights

The Company’s articles of incorporation authorize the issuance of 260,000,000 shares of common stock, of which 89,057,696 and 87,131,298 shares were outstanding at December 31, 2004 and 2003, respectively. The Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

common stock is subject to a Rights Agreement under which each share has attached to it a Right to purchase one one-thousandth of a share of a new series of preferred stock, at a price of $250 per Right. In the event an entity acquires or attempts to acquire 10% (20% in the case of an institutional investor) or more of the then outstanding shares, each Right would entitle the holder to purchase a number of shares of common stock pursuant to a formula contained in the Agreement. These Rights will expire on April 30, 2009, but may be redeemed by the Company at a price of $.01 per Right at any time prior to a public announcement that the above event has occurred. The Board may amend the Rights at any time without shareholder approval.

The Series C ESOP Convertible Preferred Stock Shares (the “Preferred Shares”) were used to fund a portion of the Company’s matching contributions within the Salaried Employees’ Investment Program. The Preferred Shares are convertible into shares of the Company’s common stock at a rate of two shares of common stock for each share of preferred stock. The Preferred Shares have a guaranteed price of $63.75/share. There were 439,937 Preferred Shares outstanding at December 31, 2004, 2003 and 2002. The Preferred Shares were paid dividends at a rate of 7.5% until 2001. As a result of the Restructuring Proceedings, the payment of dividends was discontinued, and no Preferred Shares were retired in 2004 or 2003. Additionally, no charge was recorded for the cost of the ESOP nor were any cash contributions made to the plan for the years ended December 31, 2004, 2003 or 2002. ESOP shares are released as principal and interest on the debt is paid. Compensation expense is measured based on the fair value of shares committed to be released to employees. Dividends on ESOP shares are treated as a reduction of shareholders’ equity in the period declared. The number of allocated shares held by the ESOP was 439,937 at December 31, 2004, 2003 and 2002. There were no committed-to-be-released or suspense shares at December 31, 2004 or 2003. Any repurchase of the ESOP shares is strictly at the option of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

17. Income Taxes

Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle due to the adoption of SFAS No. 142 consisted of the following:

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Domestic	$(136.1)	$12.2	$(22.1)
International	(53.3)	(128.3)	(83.7)

Total	$(189.4)	$(116.1)	$(105.8)

Significant components of the provision for income taxes are as follows:

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Current:
Federal	$7.9	$(5.0)	$—
State and local	1.1	(1.0)	1.0
International	99.5	21.3	70.3

Total current	108.5	15.3	71.3
Deferred:
Federal	—	(16.0)	27.4
State and local	—	—	—
International	27.6	53.2	(20.8)

Total deferred	27.6	37.2	6.6

	$136.1	$52.5	$77.9

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense is:

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Income taxes at United States statutory rate	$(66.3)	$(40.6)	$(37.0)
Tax effect from:
State income taxes	1.1	1.0	1.0
Foreign operations	22.5	21.3	20.9
Goodwill impairment	67.8	24.7	—
Favorable audit settlements and tax refunds	(8.2)	(22.9)	—
Valuation allowances	44.6	67.8	89.2
Non-deductible interest, fees and other	74.6	1.2	3.8

	$136.1	$52.5	$77.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the Company’s total provision for income taxes/(tax benefit) by component:

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Income tax expense	$136.1	$52.5	$77.9
Cumulative effect of change in accounting principle	—	—	(46.6)
Discontinued operations	(1.9)	0.4	12.9
Adjustments to goodwill	(66.2)	(36.2)	(23.9)
Allocated to equity:
Foreign currency translation	8.4	21.3	11.6
Pension	(166.3)	(27.8)	(216.3)
Valuation allowances	154.2	27.1	216.3

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2004	2003
	(Millions of Dollars)
Deferred tax assets
Asbestos liability	$565.5	$541.6
Tax credits	97.4	98.9
Postemployment benefits, including pensions	553.2	385.0
Net operating loss carryforwards	612.2	500.5
Other temporary differences	91.8	135.7

Total deferred tax assets	1,920.1	1,661.7
Valuation allowances for deferred tax assets	(1,122.9)	(892.3)

Net deferred tax assets	797.2	769.4
Deferred tax liabilities
Fixed assets	(260.3)	(265.8)
Intangible assets	(176.2)	(153.4)
Asbestos insurance	(270.5)	(254.2)
Deferred gains	(184.2)	(169.1)

Total deferred tax liabilities	(891.2)	(842.5)

	$(94.0)	$(73.1)

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	December 31
	2004	2003
	(Millions of Dollars)
Assets:
Prepaid expenses	$17.7	$9.3
Other noncurrent assets	1.2	5.7
Liabilities:
Other current liabilities	(10.9)	(17.7)
Long-term portion of deferred income taxes	(102.0)	(70.4)

	$(94.0)	$(73.1)

Income taxes paid, net of refunds, in 2004, 2003, and 2002 were $35.9 million, $18.1 million and $19.8 million, respectively.

The Company did not provide taxes with respect to $693.4 million of undistributed earnings at December 31, 2004, since these earnings are considered by the Company to be permanently reinvested. Upon distribution of these earnings, the Company may be subject to United States income taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability on the distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2004, the Company had a deferred tax asset of $709.6 million for tax loss carryforwards and tax credits, including $304.1 million in the United States, that expire in various amounts from 2007-2024; $252.5 million in the United Kingdom with no expiration date; and $153.0 million in other jurisdictions with various expiration dates. Included in the above amounts are deferred tax assets for tax loss carryforwards and tax credits acquired with the purchases of T&N, Cooper Automotive and Fel-Pro. A valuation allowance was recorded on $116.0 million of these purchased deferred tax assets and, to the extent such benefits are ever realized, such benefits will be recorded as a reduction of goodwill.

On October 22, 2004, the American Jobs Creation Act of 2004 (“the Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate earnings from foreign subsidiaries by providing an 85% dividends received deductions for certain dividends from controlled foreign corporations to the extent the dividends exceed a base amount and are invested in the U.S. pursuant to a domestic reinvestment plan. The temporary incentive is available to the Company in 2005. The amount of the Company’s dividends potentially eligible for the deduction is limited to $500 million.

The deduction is subject to a number of limitations and uncertainty remains as to the interpretation of numerous provisions in the Act. The U.S. Treasury Department is in the process of providing clarifying guidance on key elements of the repatriation provision and Congress may reintroduce legislation that provides for certain technical corrections to the Act. The Company has not completed its evaluation of the repatriation provision due to the uncertainty associated with the interpretation of the provision as well as numerous tax, legal, treasury, bankruptcy and other business considerations. The Company expects to complete its evaluation of the potential dividends the Company may pursue, if any, and the related tax ramifications within a reasonable period of time after additional guidance is issued.

18. Earnings Per Share

Basic and diluted loss from continuing operations before cumulative effect of change in accounting principle per share are calculated as follows:

	Year Ended December 31
	2004	2003	2002
	(In Millions of Dollars, Except Per Share Amounts)
Loss from continuing operations before cumulative effect of change in accounting principle	$(325.5)	$(168.6)	$(183.7)
Weighted average shares outstanding, basic and diluted (in millions)	87.3	87.1	83.0
Basic and diluted loss from continuing operations per share before cumulative effect of change in accounting principle	$(3.73)	$(1.93)	$(2.21)

The effect of the assumed conversion of the Preferred Stock was not considered in 2004, 2003, or 2002 as its effect was anti-dilutive to the loss per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

19. Pensions and Other Postemployment Benefits

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

	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2004	2003	2004	2003	2004	2003
	(Millions of Dollars)
Change in benefit obligation:
Benefit obligation at beginning of year	$961.1	$891.2	$545.1	$549.3	$2,540.4	$2,051.6
Service cost	26.0	25.2	11.3	2.5	13.4	16.7
Interest cost	57.9	58.8	35.0	33.8	138.5	125.1
Employee contributions	—	—	2.2	1.6	4.7	6.5
Benefits paid	(62.3)	(60.8)	(48.9)	(48.5)	(153.7)	(157.9)
Curtailment	(2.8)	—	(0.9)	—	(25.5)	—
Plan amendments	—	—	(43.0)	—	0.6	(0.6)
Actuarial losses and changes in actuarial assumptions	45.0	46.7	70.7	6.4	637.3	256.6
Currency translation adjustment	—	—	—	—	245.5	242.4

Benefit obligation at end of year	$1,024.9	$961.1	$571.5	$545.1	$3,401.2	$2,540.4

Change in plan assets:
Fair value of plan assets at beginning of year	$651.0	$569.6	$—	$—	$1,862.9	$1,593.3
Actual return on plan assets	65.9	119.0	—	—	158.8	216.9
Company contributions	41.2	23.2	—	—	11.5	18.4
Benefits paid	(62.3)	(60.8)	—	—	(138.7)	(144.5)
Employee contributions	—	—	—	—	4.7	6.5
Currency translation adjustment	—	—	—	—	155.6	172.3

Fair value of plan assets at end of year	$695.8	$651.0	$—	$—	$2,054.8	$1,862.9

Funded status of the plan	$(329.1)	$(310.1)	$(571.5)	$(545.1)	$(1,346.4)	$(677.5)
Unrecognized net actuarial loss	256.5	249.7	177.2	118.8	1,360.0	737.8
Unrecognized prior service cost	51.7	64.4	(43.2)	(4.2)	0.7	—

Net amount recognized	$(20.9)	$4.0	$(437.5)	$(430.5)	$14.3	$60.3

Amounts recognized in the consolidated balance sheets:
Prepaid pension cost	5.1	23.0	—	—	261.2	292.4
Accrued pension liability	(26.0)	(19.0)	(437.5)	(430.5)	(246.9)	(232.1)
Additional minimum liability	(288.2)	(298.4)	—	—	(1,339.3)	(733.0)
Intangible assets	52.3	63.9	—	—	—	—
Deferred tax asset	—	—	—	—	17.7	12.7
Accumulated other comprehensive loss	235.9	234.5	—	—	1,321.6	720.3

Net amount recognized	$(20.9)	$4.0	$(437.5)	$(430.5)	$14.3	$60.3

Net prepaid (accrued) benefit cost for pension benefits is comprised of plans with $266.3 million and $315.4 million of prepaid pension costs and $272.9 million and $251.1 million of accrued pension costs as of December 31, 2004 and 2003, respectively. The accumulated benefit obligation for all defined benefit pension plans was approximately $4,382 million and $3,463 million at December 31, 2004 and 2003, respectively. In addition, increases in the minimum pension liability related to pension benefits of $602.7 million and $138.0 million are included in other comprehensive loss for the years ended December 31, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Components of net periodic benefit cost for the years ended December 31:

	United States Plans						International Plans
	Pension Benefits			Other Benefits			Pension Benefits
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(Millions of Dollars)
Service cost	$26.0	$25.2	$22.8	$11.3	$2.5	$2.9	$13.4	$16.7	$23.8
Interest cost	57.9	58.8	58.6	35.0	33.8	35.0	138.5	125.1	119.2
Expected return on plan assets	(54.4)	(48.4)	(65.5)	—	—	—	(130.5)	(119.8)	(131.9)
Unrecognized loss	25.3	32.1	10.9	11.0	3.2	0.5	57.9	48.2	28.0
Unrecognized prior service cost	8.0	8.3	8.4	(4.1)	(0.8)	(0.8)	—	—	—
Settlement and curtailment (gain)/loss	3.3	—	—	(0.9)	—	—	(0.6)	—	—

Net periodic cost	$66.1	$76.0	$35.2	$52.3	$38.7	$37.6	$78.7	$70.2	$39.1

Weighted-average assumptions used to determine the benefit obligation as of December 31:

	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2004	2003	2004	2003	2004	2003
Discount rate	5.75%	6.25%	5.75%	6.25%	4.5-5.25%	5.25-5.5%
Expected return on plan assets	8.50%	8.50%	—	—	5.25-6.5%	7.0-7.5%
Rate of compensation increase	4.60%	4.60%	—	—	2.0-5.0%	2.5-3.3%

Weighted-average assumptions used to net periodic benefit cost for the years ended December 31:

	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2004	2003	2004	2003	2004	2003
Discount rate	6.25%	6.75%	6.25%	6.75%	5.25-5.5%	5.5-5.75%
Expected return on plan assets	8.50%	9.00%	—	—	7.0-7.5%	7.0-7.5%
Rate of compensation increase	4.60%	4.60%	—	—	2.5-3.3%	2.5-3.4%

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

For measurement purposes, the Company has made the following assumptions for its Other Benefits:

	Other Benefits
	2004	2003
Health care cost trend rate	8.0%	8.5%
Ultimate health care trend rate	5.0%	5.5%
Year ultimate health care trend rate reached	2010	2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The assumed health care trend rate has a significant impact on the amounts reported for Other Benefits plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost		APBO
(Millions of Dollars)
100 basis point (bp) increase in health care trend rate	$	+ 5.1	$	+ 68.2
100 bp decrease in health care trend rate		- 4.3		- 58.1

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act (the “Medicare Act”) was signed into law. The Medicare Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law.

Effective July 1, 2004, the Company adopted accounting guidance in accordance with Financial Accounting Standards Board Staff Position No. 106-2. The total impact of the Medicare Act on the Company’s accumulated benefit obligation is $60 million and is being accounted for as an actuarial gain. As a result, the gain will be amortized as a reduction of the Company’s net periodic benefit cost over approximately thirteen years. The reduction in the accumulated benefit obligation was attributable to the federal subsidy. The Medicare Act reduced the Company’s net periodic other benefit cost by $4 million in 2004, comprised of $1.9 million of interest cost and $2.1 million of amortization of unrecognized net actuarial loss. A prescription drug benefit plan must be “actuarially equivalent” in order to qualify for the subsidy. While the United States Department of Health and Human services has not yet defined the tests for “actuarially equivalent” prescription plans, the Company has certain plans that it believes will satisfy the “actuarially equivalent” test and will receive the subsidy. The reduction in the accumulated postretirement benefit obligation and ongoing net periodic other benefit cost did not require a modification or amendment of the Company’s benefit plans. However, if certain plans were amended, the Medicare Act could further reduce the accumulated other benefit obligation and ongoing net periodic other benefit cost.

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

	United States Plans										International Plans
	Pension Benefits						Other Plans				Pension Benefits
	Impact on pension expense		Impact on PBO		Impact on equity		Impact on benefit expense		Impact on APBO		Impact on pension Expense		Impact on PBO		Impact on equity
(Millions of dollars)
25 bp decrease in discount rate	$	+ 2.4	$	+ 24.1	$	- 23.2	$	+ 1.9	$	+ 14.1	$	+ 4.5	$	+ 62.2	$	- 62.0
25 bp increase in discount rate		- 2.4		- 23.6		+ 22.7		- 1.9		- 13.8		- 4.4		- 58.8		+ 58.4
25 bp decrease in rate of return on assets		+ 1.9		—		—		—		—		+ 2.5		—		—
25 bp increase in rate of return on assets		-1.9		—		—		—		—		-2.5		—		—

The Company’s pension plan weighted-average asset allocations at the measurement dates of December 31, 2004, and 2003, by asset category are as follows:

	United States Plan Assets December 31			International Plan Assets December 31
	Actual		Target	Actual		Target
	2004	2003	2005	2004	2003	2005
Asset Category
Equity securities	76%	71%	75%	19%	44%	20%
Debt securities	24%	29%	25%	80%	56%	80%
Real estate	—	—	—	1%	—	—

	100%	100%	100%	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include, U.S. domestic equities, emerging market equities, global high quality and high yield fixed income and real estate. The Company expects to contribute approximately $76.2 million to its pension plans in 2005.

The following table summarizes benefit payments, which reflect expected future service, as appropriate, expected to be paid:

	United States Plans		International Plans
	Pension Benefits	Other Benefits	Pension Benefits
	(Millions of Dollars)
2005	$67.6	$45.4	$152.0
2006	70.3	46.5	154.7
2007	71.5	47.2	159.1
2008	73.1	47.5	166.0
2009	73.2	48.2	168.6
Years 2010 - 2014	379.6	234.2	915.3

The Company also maintains a defined-contribution pension plan that is qualified under Section 401(k) of the Internal Revenue Code. Effective January 1, 2004, the Company generally matched 25% of an employee’s first 8% of contributions. During 2002 and 2003, the Company generally provided no contributions to the plan; unless required by a collective bargaining agreement. The total expense attributable to the Company’s defined-contribution savings plan was $12.7 million, $2.3 million, and $4.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Recorded Liability

In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.4 billion as of December 31, 2004) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States and the U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors committee consisting in large part of representatives of asbestos claimants has been appointed. The Company’s obligations with respect to present and future claims could be determined through litigation in Bankruptcy Court, the High Court, and/or through negotiations with each of the official committees appointed.

In December of 2000, the Company entered into $250 million of surety bonds on behalf of the T&N Companies to meet certain collateral requirements for asbestos indemnity obligations associated with their prior membership in the Center for Claims Resolution (“CCR”). This amount was stepped down by contract to $225 million effective June, 2001. As a result of the filing, the Company has sought declaratory and injunctive relief in an adversary proceeding filed in the Bankruptcy Court, in order to enjoin any post-petition payments to asbestos claimants by the CCR and any post-petition draw by the CCR on $225 million in face amount of the surety bonds. The CCR now seeks to draw on the surety bonds to fund past and future payments although the basis of such draw, the validity of such claims under the pre-petition bond terms, and whether such draw may be utilized to pay obligations of other CCR members are all disputed. On March 28, 2003, the Federal District Court Judge held that, with respect to phase one, the CCR has the right to draw upon the bonds to the extent that a settlement between an individual and the CCR member was consummated as of the Petition Date, i.e., a release has been obtained from such individual. The CCR moved for reconsideration and the ruling was modified to require a state-by-state analysis of what steps were required for the settlement to be binding. This is in process, as is a yet to be heard second phase of litigation, which will ultimately determine the amount of any such draw. As a result of information obtained during the initial discovery phase of this litigation, the Company along with other defendants, sought and obtained leave to file amended complaints against the CCR.

On February 24, 2005, the Plan Proponents reached final agreement with Travelers Casualty and Surety Company of America, SAFECO Insurance Company of America and National Fire Insurance Company of Hartford and Continental Casualty Company (the Sureties) whereby the Sureties will allow the CCR to draw up to $29 million against the bonds on the earlier of emergence or May 2, 2005. The Sureties will receive a secured claim to be treated under the Plan in the same fashion as the secured bank claims. The Plan Proponents have also reached an agreement-in-principle with the CCR. Neither settlement agreement has been approved by the Bankruptcy Court and the settlement with the Sureties is contingent upon obtaining court approval of the agreement with the CCR.

The Company also issued various letters of credit in connection with asbestos lawsuits that had resulted in verdicts against the Company or its subsidiaries prior to its filing for bankruptcy protection. The letters of credit were issued as security for the judgments entered against the Company or its subsidiaries to permit the Company to pursue appeals to those judgments. The Bankruptcy Court lifted the automatic stay with respect to certain cases where letters of credit were in place to allow the appeals of those cases to proceed. During 2003, the final appeal in three of these cases were denied, and draws were made upon the letters of credit of approximately $16.0 million.

Except for the effect of foreign currency, the Company has not adjusted its estimate of the asbestos liability since September 30, 2001. This liability is included in the consolidated balance sheet under the caption “Liabilities subject to compromise” as of December 31, 2004 for the Company’s U.S. and U.K. subsidiaries.

While the Company believes that the liability recorded was appropriate as of October 1, 2001 for anticipated losses arising from asbestos-related claims against the T&N Companies through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the timing and amount of future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the Restructuring Proceedings, the number of future claims that will be included in a plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact that historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

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

Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of December 31, 2004, the recorded insurance recoverable was $687.7 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded a $38.9 million asbestos charge during the fourth quarter of 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval of the settlement was filed on March 1, 2004.

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG (“Munich Re”) and Centre Reinsurance International Co. (“CRIC”), a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the Reinsurance Agreement. The hearing to review the March 1, 2004 motion has been adjourned without date as the parties attempt to resolve the issues raised by the two reinsurers. However, these efforts have been unsuccessful, prompting the Administrators to file an action in the London High Court seeking a declaration that the settlements with EIR and Sedgwick do not breach provisions of the Reinsurance Agreement.

In October 2004, the other two reinsurers initiated an action against the Company in the High Court in London alleging that the Company’s proposed Plan may breach provisions of the applicable insurance policies, relieving the reinsurers of their obligations. On November 26, 2004, the court issued its judgement generally finding that the Plan as written does not provide any basis to relieve the reinsurers of their obligations. The court indicated that it could not address at this time issues arising from subsequent implementation of the Plan. This judgement has not been appealed.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims’ costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater than $1.69/£, the Company will effectively have a premium on 100% recovery on claims paid. As of December 31, 2004, the $687.7 million insurance recoverable asset includes an exchange rate premium of approximately $76 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of December 31, 2004) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

As a result of the Restructuring Proceedings, pending asbestos-related litigation is stayed. The Company issued various letters of credit in connection with asbestos lawsuits that had resulted in verdicts against the Company prior to its filing for bankruptcy protection. The letters of credit were issued as security for judgments entered against the Company to permit the Company to pursue appeals to these judgments. The Bankruptcy Court has lifted the automatic stay with respect to one letter of credit for the Company where the letter of credit was in place to allow the appeal of this case to proceed. During 2004, the final appeal in this case was denied and a net draw was made upon this letter of credit of approximately $1 million.

While the Company believes that the liability recorded was appropriate as of October 1, 2001 for anticipated losses arising from asbestos-related claims related to Abex and Wagner through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the timing and amount of future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the proceeding, the number of future claims that will be included in a plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

claims will be allowed, and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

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

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $112.6 million as of December 31, 2004.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action against the Debtors and a number of insurance carriers in the Company’s Restructuring Proceedings. In its complaint, Dresser alleged that it has rights under certain primary and excess general liability insurance policies that may be shared with one of the Debtors, Federal-Mogul Products (“FMP”) as the successor to Wagner Electric Corporation. Dresser seeks, among other things, a declaration of the parties respective rights and obligations under the policies and a partition of the competing rights of Dresser and FMP under the policies. FMP answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of FMP’s rights to the policies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $53.5 million as of December 31, 2004. On November 4, 2004, FMP, Dresser and Cooper Industries, Inc. (“Cooper”) and certain of the insurers (“Parties”) entered into a partitioning agreement, by which the Parties agreed as to the manner in which the limits of liability, self-insured retention’s, deductibles and any other self-insurance features, and the erosion thereof, are to be partitioned among FMP, Dresser and Cooper. The portioning agreement effectively disposes of Dresser’s claims in the Dresser adversary proceeding. However, FMP’s cross claim against the defendant-insurers remain.

The ultimate realization of insurance proceeds is directly related to the amount of related covered claims paid by the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts due to the uncertainties created by the Restructuring Proceedings. Accordingly, the recorded amounts for this insurance recoverable asset could change materially based upon events that occur from the Restructuring Proceedings.

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

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability subject to compromise and the insurance recoverable asset as of December 31, 2003 and December 31, 2004:

	T&N Companies	Abex	Wagner	Other	Total
	(Millions of Dollars)
Liability:
Balance at December 31, 2003	$1,351.2	$129.5	$85.0	$2.7	$1,568.4
Judgments rendered	—	—	(0.9)	—	(0.9)
Foreign exchange	16.5	—	—	—	16.5

Balance at December 31, 2004	$1,367.7	$129.5	$84.1	$2.7	$1,584.0

Asset:
Balance at December 31, 2003	$636.9	$115.7	$53.5	$—	$806.1
Cash receipts	(2.0)	(3.1)	—	—	(5.1)
Foreign exchange	52.8	—	—	—	52.8

Balance at December 31, 2004	$687.7	$112.6	$53.5	$—	$853.8

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

Other Matters

In January 2005, the Company was notified by a customer that it experienced a quality problem with one of its products allegedly due to component parts supplied by the Company. The merits of this allegation are still under investigation by both the Company and its customer. Until further investigation is completed, any responsibility and related liability cannot be determined. However, based upon investigations performed to date, the Company believes its component parts are in accordance to customer specifications and are not the root cause of the quality problem. Accordingly, no reserve has been provided as of December 31, 2004.

The Company is involved in other legal actions and claims, directly and through its subsidiaries. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that the outcomes are not likely to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Environmental Matters

The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) or other similar national or state environmental laws. These laws require responsible parties to pay for remediating contamination resulting from hazardous substances that were discharged into the environment by them, or by others to whom they sent such substances for treatment or other disposition. In addition, the Company has been notified by the United States Environmental Protection Agency, other national environmental agencies, and various state agencies that it may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to CERCLA and other national and state or provincial environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities.

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

Although difficult to quantify based on the complexity of the issues, the Company has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual matters based upon current available information from site investigations and consultants.

Environmental reserves were $61.0 million and $66.0 million at December 31, 2004 and 2003, respectively, and are included in the consolidated balance sheets as follows:

	December 31
	2004	2003
	(Millions of Dollars)
Current liabilities	$11.5	$15.1
Long-term accrued liabilities	25.9	27.1
Liabilities subject to compromise	23.6	23.8

	$61.0	$66.0

The decrease in the reserves during 2004 resulted primarily from expenditures against the reserves, downward adjustment of certain reserves based on new and more accurate estimates of remaining costs, sale of certain sites to purchasers who assumed the remaining environmental liabilities, court-approved settlement of certain contractual and governmental cleanup claims with creditors in the company’s pending Chapter 11 bankruptcy proceeding, and other factors. Management believes that its December 31, 2004 accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2004, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $40 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Environmental reserves determined not to be subject to compromise include those which arise from a legal obligation of the Company, under an administrative or judicial order, to perform cleanup at a site. Such obligations are normally associated with sites which the Company owns and either operates or formerly operated.

The best estimate of environmental liability at a site may change from time to time during a bankruptcy proceeding even though the liability relating to that site is subject to compromise and the Company’s responsibility to make payments is stayed. Notwithstanding the stay of legal proceedings against the Company regarding such a site, activities such as further site investigation and/or actual cleanup work often continue to be performed, generally by parties other than the Company. Such activities may produce new and better information that requires the Company to revise its best estimate of total site cleanup costs and its own share of such costs.

21. Operations by Reporting Segment and Geographic Area

The Company’s integrated operations are included in five reporting segments generally corresponding to major product groups: Powertrain, Sealing Systems and Systems Protection, Friction, Aftermarket and Other. Segment information for the years ended December 31, 2003 and 2002 has been reclassified to reflect organizational changes implemented during the second quarter of 2004.

Powertrain products are used primarily in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, valve train and transmission products and connecting rods. These products are offered under the Federal-Mogul, Glyco, Goetze and Nural brand names. These products are either sold as individual components or, increasingly, offered to automotive manufacturers assembled in a power cylinder system. This strategic product offering adds value to the customer by simplifying the assembly process, lowering costs and reducing vehicle development time. Powertrain operates 46 manufacturing facilities in 12 countries, serving many major automotive, heavy-duty diesel and industrial customers worldwide.

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

Aftermarket distributes products manufactured within the above segments, or purchased, to the independent automotive, heavy-duty and industrial aftermarkets. The segment also includes manufacturing operations for brake, chassis, ignition, lighting, fuel and wiper products. Federal-Mogul is a leader in several key aftermarket product lines. These products are marketed under the brand names Champion, Fel-Pro, Carter, ANCO, Moog, Wagner, Ferodo, Glyco and Sealed Power. Aftermarket operates 22 manufacturing facilities and 29 distribution centers in 19 countries, serving a diverse base of distributors and retail customers around the world. All product transferred into Aftermarket from other reporting segments is transferred at cost in the United States and at agreed-upon transfer prices internationally.

Corporate is comprised of headquarters and central support costs for information technology, human resources, finance and other corporate activities as well as certain health and welfare costs for pension and other postemployment benefits for the Company’s retirees. Current period service costs for active employees are included in the results of operations for each of the Company’s reporting segments.

The Company has aggregated certain individual product segments within its five reporting segments. The accounting policies of the segments are the same as that of the Company. Revenues related to Powertrain, Sealing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Systems and Systems Protection, and Friction products sold to OE customers are recorded within the respective segments. Revenues from such products sold to aftermarket customers are recorded within the Aftermarket segment.

The Company evaluates segment performance principally on a non-GAAP Operational EBITDA basis. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, cumulative effect of change in accounting principle and certain nonrecurring items such as restructuring and impairment charges, Chapter 11 and Administration related reorganization expenses, and gains or losses on the sales of businesses. Operational EBITDA for each segment is shown below, as it is most consistent with the corresponding consolidated financial statements.

Net sales and gross margin information by reporting segment is as follows:

	Net Sales			Gross Margin
	Year Ended December 31			Year Ended December 31
	2004	2003	2002	2004	2003	2002
	(Millions of Dollars)
Powertrain	$2,146	$1,847	$1,651	$316	$260	$263
Sealing Systems and Systems Protection	682	622	641	114	104	124
Friction	527	441	379	112	119	99
Aftermarket	2,819	2,613	2,486	662	617	555
Corporate	—	—	—	(27)	(13)	(19)

	$6,174	$5,523	$5,157	$1,177	$1,087	$1,022

Operational EBITDA by reporting segment is as follows:

	Operational EBITDA
	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Powertrain	$335	$281	$236
Sealing Systems and Systems Protection	89	80	91
Friction	105	101	85
Aftermarket	496	406	354
Corporate	(392)	(311)	(266)

Total Segments Operational EBITDA	633	557	500
Items required to reconcile Operational EBITDA to loss from continuing operations before income tax expense and cumulative effect of change in accounting principle:
Interest expense, net	(101)	(98)	(129)
Depreciation and Amortization	(336)	(307)	(277)
Restructuring charges, net	(18)	(36)	(43)
Adjustment of assets to fair value	(276)	(94)	(63)
Chapter 11 and Administration related reorganization costs	(100)	(97)	(107)
Asbestos Charge	—	(39)	—
Discontinued Operations and other	9	(2)	13

Loss From Continuing Operations Before Income Tax Expense and Cumulative Effect of Change in Accounting Principle	$(189)	$(116)	$(106)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Total assets, capital expenditures, and depreciation and amortization information by reporting segment is as follows:

	Total Assets		Capital Expenditures			Depreciation and Amortization
	December 31		Year Ended December 31			Year Ended December 31
	2004	2003	2004	2003	2002	2004	2003	2002
	(Millions of Dollars)
Powertrain	$2,032	$2,039	$126	$146	$186	$156	$142	$121
Sealing Systems and Systems Protection	1,039	1,255	38	45	42	50	50	46
Friction	769	716	54	64	71	57	47	41
Aftermarket	3,057	2,954	44	35	31	57	54	56
Corporate	1,368	1,153	6	11	9	16	14	13

	$8,265	$8,117	$268	$301	$339	$336	$307	$277

The following table shows geographic information:

	Net Sales			Net Property, Plant and Equipment
	Year Ended December 31			December 31
	2004	2003	2002	2004	2003
	(Millions of Dollars)
United States	$2,888	$2,722	$2,824	$848	$911
Germany	994	795	642	576	552
France	536	457	348	197	215
United Kingdom	468	441	425	195	225
Other	1,288	1,108	918	548	502

	$6,174	$5,523	$5,157	$2,364	$2,405

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

22. Quarterly Financial Data (Unaudited)

The quarterly information below has been restated from the Quarterly Reports on Forms 10-Q for the impact of discontinued operations. Discontinued operations are further discussed in Note 7 to the consolidated financial statements, “Discontinued Operations.”

	First	Second	Third	Fourth(1)	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2004:
Net sales	$1,546.5	$1,571.2	$1,508.0	$1,548.4	$6,174.1
Gross margin	296.5	320.0	283.4	277.4	1,177.3
Loss from continuing operations	(19.2)	(6.0)	(25.8)	(274.5)	(325.5)
Earnings (loss) from discontinued operations	(1.2)	(3.0)	(8.4)	4.1	(8.5)
Net loss	(20.4)	(9.0)	(34.2)	(270.4)	(334.0)
Diluted loss per share	(0.25)	(0.11)	(0.39)	(3.08)	(3.83)
Stock price:
High	$0.46	$0.41	$0.29	$0.53
Low	$0.20	$0.24	$0.12	$0.15
Dividend per share	—	—	—	—

	First	Second	Third	Fourth(2)	Year
Year ended December 31, 2003:
Net sales	$1,362.9	$1,422.0	$1,331.5	$1,406.5	$5,522.9
Gross margin	273.5	293.5	250.2	269.9	1,087.1
Loss from continuing operations	(35.4)	(0.9)	(25.7)	(106.6)	(168.6)
Loss from discontinued operations	1.2	(4.1)	(3.9)	(14.1)	(20.9)
Net loss	(34.2)	(5.0)	(29.6)	(120.7)	(189.5)
Diluted loss per share	(0.39)	(0.06)	(0.33)	(1.39)	(2.17)
Stock price:
High	$0.47	$0.44	$0.36	$0.40
Low	$0.07	$0.12	$0.10	$0.07
Dividend per share	—	—	—	—

(1)	Includes a $46.1 million gain on involuntary conversion and $240.4 million in charges for adjustments of assets to fair value.

(2)	Includes a $38.9 million asbestos charge and $89.4 million in charges for adjustment of assets to fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

23. Consolidating Condensed Financial Information of Guarantor Subsidiaries

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

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying audited consolidating condensed financial statements based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X and Staff Accounting Bulletin No. 53. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

Subsequent to the Restructuring Proceedings, no dividends have been paid to the Federal-Mogul parent company by any of its subsidiaries.

As a result of the Restructuring Proceedings (see Note 2, “Voluntary Reorganization Under Chapter 11 and Administration”) certain of the liabilities, as shown below, were liabilities subject to compromise as of the Petition date:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(Millions of Dollars)
Debt	$4,025.9	$1.0	$—	$4,026.9
Asbestos liabilities	1.5	236.8	1,345.7	1,584.0
Accounts payable	59.1	114.6	30.8	204.5
Company-obligated mandatorily redeemable preferred securities of subsidiary holding solely convertible subordinated debentures of the Company	—	—	114.6	114.6
Interest payable	43.7	0.2	—	43.9
Environmental liabilities	23.6	—	—	23.6
Other accrued liabilities	9.6	0.9	10.5	21.0

	$4,163.4	$353.5	$1,501.6	$6,018.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Year Ended December 31, 2004

(Millions of Dollars)

	Unconsolidated			Eliminations
	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Discontinued Operations	Inter- Company	Consolidated
Net sales	$1,170.0	$1,702.4	$4,720.1	$(17.0)	$(1,401.4)	$6,174.1
Cost of products sold	972.0	1,298.3	4,150.4	(22.5)	(1,401.4)	4,996.8

Gross margin	198.0	404.1	569.7	5.5	—	1,177.3
Selling, general and administrative expenses	270.9	253.1	428.0	(2.3)	—	949.7
Adjustment of assets to fair value	193.7	9.4	73.3	—	—	276.4
Interest expense (income), net	107.9	—	(6.8)	0.4	—	101.5
Chapter 11 and Administration related reorganization expenses	118.2	(18.5)	—	—	—	99.7
Equity earnings of unconsolidated affiliates	—	(6.4)	(29.6)	—	—	(36.0)
Gain on involuntary conversion	—	(46.1)	—	—	—	(46.1)
Other (income) expense, net	(138.7)	(17.5)	180.7	(3.0)	—	21.5

Earnings (loss) from continuing operations before income taxes and equity in loss of subsidiaries	(354.0)	230.1	(75.9)	10.4	—	(189.4)
Income tax expense	9.0	4.4	120.8	1.9	—	136.1

Earnings (loss) from continuing operations before equity in loss of subsidiaries	(363.0)	225.7	(196.7)	8.5	—	(325.5)
Loss from discontinued operations, net of income taxes	—	—	—	(8.5)	—	(8.5)
Equity in earnings of subsidiaries	29.0	24.8	—	—	(53.8)	—

Net income (loss)	$(334.0)	$250.5	$(196.7)	$—	$(53.8)	$(334.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Year Ended December 31, 2003

(Millions of Dollars)

	Unconsolidated			Eliminations		Consolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Discontinued Operations	Inter- Company
Net sales	$1,085.1	$1,666.5	$3,939.1	$(90.9)	$(1,076.9)	$5,522.9
Cost of products sold	894.4	1,284.9	3,415.9	(82.5)	(1,076.9)	4,435.8

Gross margin	190.7	381.6	523.2	(8.4)	—	1,087.1
Selling, general and administrative expenses	283.6	216.5	374.8	(5.6)	—	869.3
Adjustment of assets to fair value	—	28.4	77.6	(12.1)	—	93.9
Asbestos charge	—	—	38.9	—	—	38.9
Interest expense (income), net	100.7	—	(2.7)	0.2	—	98.2
Chapter 11 and Administration related reorganization expenses	97.1	—	—	—	—	97.1
Equity earnings of unconsolidated affiliates	—	(6.7)	(20.6)	—	—	(27.3)
Other (income) expense, net	(116.3)	5.7	155.1	(11.4)	—	33.1

Earnings (loss) from continuing operations before income taxes and equity in loss of subsidiaries	(174.4)	137.7	(99.9)	20.5	—	(116.1)
Income tax expense (benefit)	(20.9)	4.0	69.8	(0.4)	—	52.5

Earnings (loss) from continuing operations before equity in loss of subsidiaries	(153.5)	133.7	(169.7)	20.9	—	(168.6)
Loss from discontinued operations, net of income taxes	—	—	—	(20.9)	—	(20.9)
Equity in loss of subsidiaries	(36.0)	(0.8)	—	—	36.8	—

Net Loss	$(189.5)	$132.9	$(169.7)	$—	$36.8	$(189.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Year Ended December 31, 2002

(Millions of Dollars)

	Unconsolidated			Eliminations		Consolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Discontinued Operations	Inter- Company
Net sales	$1,191.8	$1,783.9	$3,126.5	$(265.1)	$(679.8)	$5,157.3
Cost of products sold	979.4	1,418.3	2,662.4	(245.3)	(679.8)	4,135.0

Gross margin	212.4	365.6	464.1	(19.8)	—	1,022.3
Selling, general and administrative expenses	201.4	272.8	352.1	(17.5)	—	808.8
Adjustment of assets to fair value	3.3	34.8	32.1	(7.6)	—	62.6
Interest expense (income), net	128.3	—	(5.5)	6.0	—	128.8
Chapter 11 and Administration related reorganization expenses	107.4	—	—	—	—	107.4
Equity earnings of unconsolidated affiliates	—	(4.8)	(15.0)	—	—	(19.8)
Other (income) expense, net	(120.2)	27.5	148.1	(15.1)	—	40.3

Earnings (loss) from continuing operations before income taxes, cumulative effect of change in accounting principle and equity in loss of subsidiaries	(107.8)	35.3	(47.7)	14.4	—	(105.8)
Income tax expense	3.9	33.2	53.7	(12.9)	—	77.9

Earnings (loss) from continuing operations before cumulative effect of change in accounting principle and equity in loss of subsidiaries	(111.7)	2.1	(101.4)	27.3	—	(183.7)
Loss from discontinued operations, net of income taxes	—	—	—	(33.0)	—	(33.0)
Cumulative effect of change in accounting principle, continuing operations, net of income tax benefit	3.8	(432.8)	(988.9)	5.7	—	(1,412.2)
Equity in loss of subsidiaries	(1,521.0)	(686.7)	—	—	2,207.7	—

Net Loss	$(1,628.9)	$(1,117.4)	$(1,090.3)	$—	$2,207.7	$(1,628.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED BALANCE SHEET

December 31, 2004

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and equivalents	$8.9	$—	$691.7	$—	$700.6
Accounts receivable, net	201.8	291.0	556.7	—	1,049.5
Inventories, net	143.9	292.8	516.2	—	952.9
Prepaid expenses	50.4	31.9	148.6	—	230.9

Total Current Assets	405.0	615.7	1,913.2	—	2,933.9
Property, plant and equipment, net	259.7	577.0	1,527.2	—	2,363.9
Goodwill and indefinite-lived intangible assets	300.9	641.4	341.4	—	1,283.7
Definite-lived intangible assets, net	67.9	82.4	185.0	—	335.3
Investment in subsidiaries	6,460.1	2,982.7	—	(9,442.8)	—
Intercompany accounts, net	(3,913.7)	3,278.9	634.8	—	—
Asbestos-related insurance recoverable	—	166.1	687.7	—	853.8
Prepaid pension costs	5.1	—	252.3	—	257.4
Other noncurrent assets	41.2	28.5	167.5	—	237.2

	$3,626.2	$8,372.7	$5,709.1	$(9,442.8)	$8,265.2

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilites:
Short-term debt, including current portion of long-term debt	$277.9	$—	$31.7	$—	$309.6
Accounts payable	65.7	81.7	288.5	—	435.9
Accrued liabilities	120.7	51.5	387.5	—	559.7
Other current liabilities	51.6	11.8	82.2	—	145.6

Total Current Liabilities	515.9	145.0	789.9	—	1,450.8

Liabilities subject to compromise	4,163.4	353.5	1,501.6	—	6,018.5

Long-term debt	—	—	10.1	—	10.1
Postemployment benefits	742.8	—	1,613.1	—	2,355.9
Long-term portion of deferred income taxes	—	—	102.0	—	102.0
Other accrued liabilities	102.6	0.2	118.4	—	221.2
Minority interest in consolidated subsidiaries	27.2	5.6	(0.4)	—	32.4
Shareholders’ Equity (Deficit)	(1,925.7)	7,868.4	1,574.4	(9,442.8)	(1,925.7)

	$3,626.2	$8,372.7	$5,709.1	$(9,442.8)	$8,265.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED BALANCE SHEET

December 31, 2003

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and equivalents	$21.7	$—	$450.7	$—	$472.4
Accounts receivable, net	180.3	290.1	506.1	—	976.5
Inventories, net	100.3	280.7	453.4	—	834.4
Prepaid expenses	65.3	29.3	162.9	—	257.5

Total Current Assets	367.6	600.1	1,573.1	—	2,540.8

Property, plant and equipment, net	277.9	625.0	1,501.9	—	2,404.8
Goodwill and indefinite-lived intangible assets	517.6	664.3	335.2	—	1,517.1
Definite-lived intangible assets, net	79.5	87.0	181.5	—	348.0
Investment in subsidiaries	6,461.0	2,991.0	—	(9,452.0)	—
Intercompany accounts, net	(3,539.2)	2,957.0	582.2	—	—
Asbestos-related insurance recoverable	—	171.3	634.8	—	806.1
Prepaid pension costs	22.9	—	286.3	—	309.2
Other noncurrent assets	21.0	29.2	140.5	—	190.7

	$4,208.3	$8,124.9	$5,235.5	$(9,452.0)	$8,116.7

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt, including current portion of long-term debt	$0.2	$—	$14.6	$—	$14.8
Accounts payable	44.1	54.2	234.0	—	332.3
Accrued liabilities	100.4	61.1	313.1	—	474.6
Other current liabilities	106.6	8.0	70.5	—	185.1

Total Current Liabilities	251.3	123.3	632.2	—	1,006.8

Liabilities subject to compromise	4,152.6	349.6	1,585.6	—	6,087.8

Long-term debt	320.0	—	11.2	—	331.2
Postemployment benefits	740.6	—	988.0	—	1,728.6
Long-term portion of deferred income taxes	—	—	70.4	—	70.4
Other accrued liabilities	91.3	0.1	123.0	—	214.4
Minority interest in consolidated subsidiaries	29.4	25.0	—	—	54.4
Shareholders’ Equity (Deficit)	(1,376.9)	7,626.9	1,825.1	(9,452.0)	(1,376.9)

	$4,208.3	$8,124.9	$5,235.5	$(9,452.0)	$8,116.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 2004

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided From (Used By) Operating Activities	$141.3	$381.0	$(56.8)	$—	$465.5
Expenditures for property, plant and equipment	(29.0)	(49.6)	(188.9)	—	(267.5)
Net proceeds from sale of property, plant and equipment	—	—	29.9	—	29.9
Net proceeds from sales of businesses	—	—	10.7	—	10.7

Net Cash Used By Investing Activities	(29.0)	(49.6)	(148.3)	—	(226.9)
Increase in short-term debt	—	—	13.4	—	13.4
Proceeds from borrowings on DIP credit facility	357.7	—	—	—	357.7
Principal payments on DIP credit facility	(400.0)	—	—	—	(400.0)
Principal payments on long-term debt	—	—	(2.0)	—	(2.0)
Debt issuance fees	—	—	(6.5)	—	(6.5)
Change in intercompany accounts	(109.8)	(331.4)	441.2	—	—

Net Cash (Used By) Provided From Financing Activities	(152.1)	(331.4)	446.1	—	(37.4)

Effect of foreign currency exchange rate fluctuations on cash	27.0	—	—	—	27.0

Net Increase in Cash and Equivalents	$(12.8)	$—	$241.0	$—	$228.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 2003

(Millions of Dollars)

	Unconsolidated			Eliminations	Consolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net Cash Provided From (Used By) Operating Activities	$(197.6)	$333.4	$176.7	$—	$312.5
Expenditures for property, plant and equipment	(46.1)	(78.7)	(176.1)	—	(300.9)

Net proceeds from sale of property, plant and equipment	—	—	6.5	—	6.5
Net proceeds from sales of businesses	—	23.3	0.3	—	23.6

Net Cash Used By Investing Activities	(46.1)	(55.4)	(169.3)	—	(270.8)

Increase (decrease) in short-term debt	0.2	—	(16.8)	—	(16.6)
Proceeds from borrowings on DIP credit facility	125.5	—	—	—	125.5
Principal payments on DIP credit facility	(120.2)	—	—	—	(120.2)
Proceeds from borrowings on long-term debt	—	—	1.2	—	1.2
Principal Payments on long-term debt	—	—	(4.3)	—	(4.3)
Change in intercompany accounts	178.0	(278.0)	100.0	—	—

Net Cash (Used By) Provided From Financing Activities	183.5	(278.0)	80.1	—	(14.4)

Effect of foreign currency exchange rate fluctuations on cash	50.0	—	—	—	50.0

Net Increase (Decrease) in Cash and Equivalents	$(10.2)	$—	$87.5	$—	$77.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 2002

(Millions of Dollars)

	Unconsolidated			Eliminations	Consolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net Cash Provided From (Used By) Operating Activities	$181.8	$118.9	$(44.2)	$—	$256.5
Expenditures for property, plant and equipment	(41.6)	(90.9)	(206.6)	—	(339.1)
Net proceeds from sale of businesses	7.5	6.0	21.1	—	34.6

Net Cash Used By Investing Activities	(34.1)	(84.9)	(185.5)	—	(304.5)
Increase (decrease) in short-term debt	—	(0.5)	7.0	—	6.5
Proceeds from borrowings on DIP credit facility	75.0	—	—	—	75.0
Principal payments on DIP credit facility	(10.3)	—	—	—	(10.3)
Proceeds from borrowings on long-term debt	—	—	6.6	—	6.6
Principal payments on long-term debt	—	—	(2.4)	—	(2.4)
Change in intercompany accounts	(275.3)	(37.0)	312.3	—	—

Net Cash (Used By) Provided From Financing Activities	(210.6)	(37.5)	323.5	—	75.4

Effect of foreign currency exchange rate fluctuations on cash	20.8	—	—	—	20.8

Net Increase (Decrease) in Cash and Equivalents	$(42.1)	$(3.5)	$93.8	$—	$48.2

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s periodic Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004, at the reasonable assurance level previously described.

Robert S. Miller, Jr. was appointed as Chief Executive Officer of the Company on July 21, 2004. Prior to July 21, 2004, Charles G. McClure, Jr. served as Chief Executive Officer of the Company.

Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included within this Form 10-K Management’s Report on Internal Control over Financial Reporting as of December 31, 2004. The Company’s independent registered public accounting firm also attested to, and reported on, Management’s Report on Internal Control over Financial Reporting. Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Form 10-K and incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected or is reasonably likely to materially effect the Company’s internal control on financial reporting.

On October 22, 2004, the Bankruptcy Court approved the Company’s motion to enter into an agreement with a third party to provide certain accounting and financial activities currently performed by the Company. Under the terms of the agreement, the Company expects to reduce its overall operating costs while increasing the efficiency of its accounting and financial activities. The Company began transition of its internal activities to this third party provider during February 2005 and expects to complete the transition in the second quarter of 2005.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers:

David A. Bozynski Age 50	Mr. Bozynski has served as vice president and treasurer since May 1996 and served as interim chief financial officer from March 2000 to July 2000.

Gerhard Boehm Age 47	Mr. Boehm was appointed senior vice president, powertrain, for Federal-Mogul Corporation in September 2003. Previously, Boehm served as vice president, Pistons, vice president, technology—Europe and vice president, power cylinder systems engineering, technology and sales-Europe. He was also managing director, Piston operations - Europe.

Thomas B. Conaghan Age 54	Mr. Conaghan is senior vice president, sealing systems and systems protection. Prior to this appointment, Conaghan held the position of vice president, systems protection, since 1996, European general manager from 1994 to 1996. Conaghan has held a number of functional and operational management assignments in the U.S. and Europe during his 26 years with Federal-Mogul Corporation.

Rene L. F. Dalleur Age 51	Mr. Dalleur was appointed senior vice president, global friction products in June 2001. Dalleur was named vice president, ignition/wipers, Europe in September 2000, with responsibilities for sealing systems, Europe, added in November 2000. Upon joining the Company by the acquisition of the automotive segment of Cooper Industries in 1998, he was director and general manager for wipers/filters, Europe. Dalleur has held various positions in engineering, purchasing, and plant and general management in the automotive and aerospace industries.

Joseph P. Felicelli Age 58	Mr. Felicelli has served as senior vice president – worldwide aftermarket since October 2001.

Charles Grant Age 60	Mr. Grant has served as vice president-corporate development since 1992, with strategic planning added in December 2000. Prior to this position, Grant served as vice president and controller from May 1988 to December 1992.

Alan Haughie Age 40	Mr. Haughie was appointed as vice president and controller effective January 1, 2005. Prior to this appointment, Mr. Haughie served as director, corporate finance since 2000 and previously worked as controller in the Company’s aftermarket business located in Manchester, U.K. from 1999 to 2000.

Ramzi Hermiz Age 39	Beginning in 2004, Mr. Hermiz became the vice president - European aftermarket. Previously, he was vice president, global supply chain from 2001 through 2003.

Rainer Jueckstock Age 45	Mr. Jueckstock was appointed to senior vice president, pistons, rings, and liners in October 2003. Prior to this he was vice president, Rings and Liners. Jueckstock, who joined Federal-Mogul in 1990, also served as a piston ring operations director in Europe, as well as managing director of the company’s Friedberg, Germany, operation, sales director for rings and liners in Europe; finance controller in Burscheid, Germany; and finance manager in Dresden, Germany.

G. Michael Lynch Age 61	Mr. Lynch joined the Company in June 2000 as Executive vice president and chief financial officer.

Dale R. Pilger Age 50	Mr. Pilger joined the Company in June 2003 as senior vice president, global original equipment sales application engineering and marketing and Asia Pacific operations.

Richard P. Randazzo Age 61	Mr. Randazzo has served as senior vice president, human resources since February 1998 and was vice president, human resources from January 1997 through February 1998.

Wilhelm Schmelzer Age 64	Mr. Schmelzer has served as executive vice president, Europe, South Africa and South America since January 2004. Prior to his appointment, Mr. Schmelzer served as executive vice president, bearings, with regional responsibility for Europe, Africa, and South America, executive vice president, powertrain systems, with regional responsibilities for Europe, Africa and South America, executive vice president Europe and Africa, senior vice president-sealing systems, and vice president and group executive-engine and transmission products.

Michael J. Widgren Age 36	Mr. Widgren was appointed as the Company’s chief accounting officer effective January 1, 2005. Prior to this appointment he served as the Company’s director, accounting and reporting from October 2002. Mr. Widgren joined the Company in January 1999 and served as the Company’s director of internal audit until his appointment as director, corporate accounting and reporting.

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

Directors:

José Maria Alapont Director since 2005 Age 54	Mr. Alapont was appointed as a director of the Company effective February 25, 2005, and will commence employment with the Company on March 1, 2005. Upon obtaining the appropriate work visa, Mr. Alapont will become President and Chief Executive Officer of the Company. Since October 1, 2003, Mr. Alapont was Chief Executive Officer and a member of the Board of Directors of IVECO, the commercial vehicle company of the Fiat Group. From 1997 until October 1, 2003, Mr. Alapont served in various key positions at Delphi Automotive Systems. From 1990 to 1997, Mr. Alapont served in several leadership roles at Valeo, a global automotive supplier. Mr. Alapont began his automotive career in 1974 with Form Motor Company and over the course of 15 years worked in increasingly more responsible positions – from engineer at Ford Spain to power train manager at Ford Europe.

John J. Fannon Director since 1986 Age 71	Mr. Fannon has served as a director of the Company since 1986. He retired as vice chairman of Simpson Paper Company in 1998, a privately held global forest products company, a position he had held since 1993. From 1980 until 1993, Mr. Fannon served as president of Simpson Paper. Mr. Fannon is currently a business consultant.

*	bearings, with regional responsibility for Europe, Africa, and South America, executive vice president

Paul S. Lewis Director since 1998 Age 68	Mr. Lewis has served as a director of the Company since May 1998. He served as chairman of Terranova Foods plc, a European based supplier of convenience and frozen foods, from October 1998 until June 1999, when the Company was acquired by Uniq plc. He joined Tate & Lyle plc, a multi-national processor of sugar and starch products, as group finance director in 1988 and served as its deputy chairman from 1993 until 1998. He is a former non-executive director of T&N plc and is a non-executive director of Dairy Crest Group plc.

Frank E. Macher Director since 2001 Age 64	Mr. Macher served as the chairman of the board of the Company from July 2003 through January 2004. Previously he served as chairman and chief executive officer since October 2001 and served as chief executive officer from January 2001 until September 2001. Prior thereto, Mr. Macher served as president and chief executive officer of ITT Automotive, a global automotive parts supplier, from July 1997 until January 1999. Previously, he served as the vice president and general manager of the Automotive Components Division of Ford Motor Company. Mr. Macher is also a director of Decoma International and Tenneco Automotive and is a trustee of Kettering University.

Robert S. Miller, Jr. Director since 1993 Age 63	Mr. Miller became chairman of the board of the Company in January 2004. He served as the chairman and chief executive officer of Bethlehem Steel Corporation, a global steel manufacturer, from September 2001 until December 2003, when Bethlehem Steel ceased to exist. Mr. Miller served as chairman of the board of the Company from September 2000 until October 2001 and was chief executive officer from September 2000 until January 2001. He served as special advisor to Aetna, Inc., a health insurer, from February 2000 until September 2000. From November 1999 until February 2000, Mr. Miller served as president and a director of Reliance Group Holdings, Inc., a property and casualty insurance company. He served as president and chief executive officer of Waste Management, Inc., a waste transporter, from August 1999 until November 1999 and as chairman of the board of Waste Management from July 1998 until May 1999. Mr. Miller serves as a director of Pope & Talbot, Inc., Reynolds American, Inc. (tobacco) Tobacco Holdings, Symantec Corp., UAL and Waste Management, Inc.

Shirley D. Peterson Director since 2002 Age 63	Ms. Peterson was president of Hood College, an independent liberal arts college, from 1995-2000. From 1989-93, she served in the U.S. government, first appointed by President Bush as assistant attorney general in the Tax Division of the Department of Justice, then as commissioner of the Internal Revenue Service. She also was a partner in the law firm of Steptoe & Johnson, where she spent a total of 22 years from 1969-89 and 1993-94. Ms. Peterson has been an independent trustee of Scudder Mutual Funds since 1995. Ms. Peterson serves as a director of AK Steel Corporation, she is also a trustee of Champion Enterprise and Goodyear Tire & Rubber Company. She is also a trustee of Bryn Mawr College Board of Trustees (on leave this academic year).

John C. Pope Director Since 1987 Age 55	Mr. Pope has served as chairman of PFI Group, a private investment firm, since 1999. He served as chairman of the board of MotivePower Industries, Inc., a manufacturer and remanufacturer of locomotives and locomotive components from January 1996 to November 1999 and he is also a director of CNF, Inc., Dollar Thrifty Automotive Group, Inc., Kraft Foods Inc. and RR Donnelley & Sons Company and Waste Management, Inc., where he is currently the chairman of the board.

Geoffrey H. Whalen C.B.E. Director since 1998 Age 69	Sir Geoffrey retired in 1995 as managing director and deputy chairman of Peugeot Motor Company, plc, an automotive manufacturer, positions he held since 1984 and 1990, respectively. He also served as president of the Society of Motor Manufacturers & Traders, the trade association representing vehicle and component makers in the United Kingdom, from 1988-1990 and 1993-1994. Sir Geoffrey is also a director of Coventry Building Society, Camden Motors Ltd. and Novar plc.

The Board of Directors has the following four standing committees: Audit, Governance and Nominating, Compensation and Pension. The membership and chairman of each of the committees is set forth in the table below.

Board Committees

Board Member	Audit	Governance and Nominating	Compensation	Pension
José Maria Alapont
John J. Fannon	X	X	X*	X
Paul S. Lewis	X	X	X	X*
Frank E. Macher
Robert S. Miller, Jr.				X
Shirley D. Peterson	X	X	X	X
John C. Pope	X*	X	X	X
Geoffrey H. Whalen	X	X*	X	X

*	denotes Committee Chairman

The Board of Directors has determined that Paul S. Lewis and John C. Pope are audit committee financial experts as such term is defined in rules of the Securities and Exchange Commission implementing requirements of the Sarbanes-Oxley Act of 2002. Both Mr. Lewis and Mr. Pope are independent of the Company’s management as defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

During 2004 there were 25 meetings of the Board of Directors. Each of the directors attended 75% or more of the meetings of the Board of Directors and the standing committees on which he or she serves.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

	Annual Compensation						Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)		Securities Underlying Options/SARs (No.)	All Other Compensation ($)
Robert (Steve) Miller(2) Chairman of the Board and Chief Executive Officer	2004	499,231	1,030,664	(4)
Frank E. Macher(2) Former Chairman of the Board and Chief Executive Officer	2004 2003 2002	19,231 1,038,470 1,000,000	— 2,190,000 2,200,000	(5) (6)	— 72,402 67,742	(7) (7)	— — —	3,250 — —
Charles G. McClure, Jr.(3) Former Chairman of the Board and Chief Executive Officer	2004 2003 2002	597,308 882,701 850,000	— 1,861,500 1,870,000	(5) (6)	— — —		— — —	3,250 — —
G. Michael Lynch Executive Vice President and Chief Financial Officer	2004 2003 2002	530,231 519,231 500,000	1,128,900 1,095,000 1,100,000	(4) (5) (6)	51,049 —	(7)	— — —	9,225 — —
Wilhelm A. Schmelzer Executive Vice President Bearings	2004 2003 2002	507,500 519,231 500,000	1,070,825 965,000 1,075,000	(4) (5) (6)	— — —		— — —	— — —
Richard P. Randazzo Senior Vice President Human Resources	2004 2003 2002	404,146 399,804 385,000	860,520 958,150 962,000	(4) (5) (6)	— — —		— — —	9,225 — —
Joseph Felicelli Executive Vice President World Wide Aftermarket	2004 2003 2002	387,746 363,462 350,000	788,340 626,850 629,200	(4) (5) (6)	— — —		— — —	3,250 — —

(1)	Mr. Miller was appointed interim Chairman and Chief Executive Officer upon the resignation of Mr. McClure August 8, 2004. He is being compensated at a rate equivalent to $1,100,000 annually.

(2)	Mr. Macher served as Chairman and Chief Executive Officer through July 11, 2003. He continued as an employee and Chairman through January 11, 2004. Mr. Macher continues as a non-executive member of the Board of Directors.

(3)	Mr. McClure served as President and Chief Operating Officer through July 11, 2003. He was appointed Chief Executive Officer and President, effective July 11, 2003. He resigned on August 8, 2004.

(4)	Two incentive compensation plans were available in 2004; (i) the regular annual management incentive plan and (ii) the second, in lieu of a long term plan, was based on corporate wide EBITDA and corporate wire Free Cash Flow. Mr. Miller received a $687,109 incentive bonus under the first plan and $343,555 under the second plan. Mr. Lynch received $752,600 under the first plan and $376,300 under the second. Mr. Schmelzer received $710,500 under the first plan and $360,325 under the second plan. Mr. Randazzo received $573,680 under the first plan and $286,840 under the second. Mr. Felicelli received $579,600 under the first and $208,740 under the second plan.

(5)	Mr. Macher received (i) a $1,190,000 incentive bonus and (ii) a $1,000,000 retention payment for 2003 services.

Mr. McClure received (i) a $1,011,500 incentive bonus and (ii) a $850,000 retention payment for 2003 services.

Mr. Lynch received (i) a $595,000 incentive bonus and (ii) a $500,000 retention payment for 2003 services.

Mr. Schmelzer received (i) a $565,000 incentive bonus and (ii) a $400,000 retention payment for 2003 services.

Mr. Randazzo received (i) a $458,000 incentive bonus and (ii) a $500,000 retention payment for 2003 services.

Mr. Felicelli received (i) a $276,850 incentive bonus and (ii) a $350,000 retention payment for 2003 services.

(6)	Mr. Macher received (i) a $1,200,000 incentive bonus and (ii) a 1,000,000 retention payment for 2002 services.

Mr. McClure received (i) a $1,020,000 incentive bonus and (ii) a $850,000 retention payment for 2002 services.

Mr. Lynch received (i) a $600,000 incentive bonus and (ii) a $500,000 retention payment for 2002 services.

Mr. Schmelzer received (i) a $550,000 incentive bonus and (ii) a $500,000 retention payment for 2002 services.

Mr. Randazzo received (i) a $462,000 incentive bonus, and (ii) a $500,000 retention payment for 2002 services.

Mr. Felicelli received (i) a $279,200 incentive bonus and (ii) a $350,000 retention payment for 2002 services.

(7)	Includes transportation expenses for Mr. Macher of $71,032 in 2003 and $58,433 in 2002, and transportation expenses for Mr. Lynch of $43,756 in 2003.

(8)	Includes contributions in 2004 of $3,250, $4,100, $3,250, $3,250 and $4,100 for Messrs. Felicelli, Lynch, Macher, McClure and Randazzo, respectively to the Salaried Employees’ Investment Program (a tax qualified 401k plan) and %5,125 and $5,125 to the Match Reinstatement Plan (a non-qualified plan) for Mr. Lynch and Randazzo, respectively. Company contributions to both programs were suspended in November 2001 and reinstated at one-half the former schedule in January 2004.

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

Directors’ Deferred Compensation

Prior to 2002, non-employee directors could elect to defer all or a portion of their cash compensation. Deferred amounts were hypothetically invested in either an interest bearing account, an account whose value was tied to the Company’s common stock or an account whose value was tied to the Company’s publicly traded debt, or a combination of the three. Amounts deferred in the common stock account or bond account were credited in the form of units of the Company’s common stock or bonds based on the fair market value on the date of the deferral. The Units credited to all non-employee directors’ deferred common stock accounts are included in the Share Ownership Table set forth below in Item 12.

Aggregated Option/SAR Exercises in 2004 and Year End Option/SAR Values

The following table shows, for the Named Executive Officers, the amount and values of unexercised stock options as of December 31, 2004. No stock appreciation rights are outstanding and no stock options were exercised by the Named Executive Officers in 2004.

Name	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($) Exercisable/Unexercisable
Robert S. Miller, Jr.	101,500/0	0/0
Joseph P. Felicelli	30,000/0	0/0
Frank E. Macher	150,000/0	0/0
Charles G. McClure	0/0	0/0
G. Michael Lynch	132,000/0	0/0
Wilhelm A. Schmelzer	71,800/0	0/0
Richard P. Randazzo	43,000/0	0/0

No stock options were granted in 2004. Each option was awarded with an exercise price equal to the average of the high and low market price of the Company’s common stock on the date of grant. All stock options expire five years after the date of grant, three years after the date of retirement or 90 days after termination of employment. All options granted by the Company vest immediately upon change in control. The Company did not grant any stock appreciation rights in 2004.

Retirement Plans

Under the Company’s tax-qualified defined benefit pension plan (DB Plan), benefits are payable upon retirement to salaried employees in the form of a lump sum or annuity, at the employee’s election. Accrued pension benefits for participants are expressed as an account balance. Annual credits as of January 1, 2004 range from 1.5% to 9.0% of earnings that are made to participants’ accounts based upon the employee’s age. Earnings are defined as an employee’s base pay plus overtime, commissions, incentive compensation, bonuses and other variable compensation up to a maximum permitted by law of $205,000 in 2004. Benefits are vested based on a graded five-year schedule for those hired before January 1, 2002. For those hired on or after January 1, 2002, benefits are vested on a five-year cliff schedule.

Estimated annual retirement benefits that may be provided by the DB Plan to the Named Executive Officers eligible to participate in the DB Plan upon retirement at age 65, which is the normal retirement age for officers, assuming conversion of the combined account balances into a single monthly life annuity, are as follows: Mr. Lynch—$18,169; Mr. Schmelzer—$46,085; Mr. Randazzo—$24,001 and Mr. Felicelli—$37,561.

As terminated employees, Mr. Macher received a lump-sum distribution of $19,918 in February 2005 and Mr McClure received a lump-sum distribution of $6,363 in December 2004. Mr. Miller is not expected to vest in this benefit

Non-Qualified Pension Plan

Under the Company’s non-qualified defined benefit pension plan (NQ Plan), benefits are payable upon retirement to certain executives in the form of a lump-sum. Accrued pension benefits for participants are expressed as an account balance. Annual credits as of January 1, 2005 range from 1.5% to 9.0% of earnings thar are made to participants’ accounts based on the employee’s age. Earnings are defined as an employee’s base pay plus overtime, commissions, incentive compensation, bonuses and other variable compensation in excess of $205,000 in 2004. Benefits are vested based upon attainment of age 55 and satisfiying a five-year ciiff vesting schedule.

Estimated annual retirement benefits that may be provided by the NQ Plan to the Named Executive Officers eligible to participate in the NQ Plan upon retirement at age 65, which is the normal retirement age for officers, assuming conversion of the account balances into a single monthly life annuity, are as follows: Mr Lynch—$70,763; Mr. Schmelzer—$65,193; Mr. Randazzo—$65,234; Mr. Felicelli—$60,477.

Mr. Macher and Mr. McClure were vested under the NQ Plan under the terms of their employment agreements Mr. Macher received a lump-sum distribution of $587,509 in February 2005 and Mr. McClure received a lump-sum distribution of $407,890 in December 2004.

Mr. Miller is not expected to vest in this benefit.

Supplemental Key Executive Pension Plan

In addition to the DB Plan and NQ Plan, the Company maintains a Supplemental Key Executive Pension Plan (SKEPP). The SKEPP is a non-tax qualified pension plan, the purpose of which is to provide a pension benefit for a limited number of senior executives that is competitive with pension benefits provided to senior executives at peer group companies. The SKEPP targets a pension benefit equal to 50% of an executive’s average compensation for the highest consecutive three-year period of the last five years before retirement. An executive must have worked at the Company for a minimum of five years to receive a benefit under the SKEPP. In order to receive the maximum SKEPP benefit, an executive must attain a minimum of 20 years of service with the Company and be at least age 62 upon retirement. A reduced benefit will be paid to executives who have not attained these minimal levels. The target benefits are calculated taking into account benefits paid under the Company’s DB Plan, NQ Plan and certain predecessor plans.

The following table indicates estimated total annual benefits payable as a single life annuity beginning at age 65 for various compensation levels and years of service under the SKEPP, taking into account the DB Plan and NQ Plan. Generally, annual compensation used for the pension formula purposes includes salary and annual incentive compensation, as reported in the Summary Compensation Table.

Supplemental Key Executive Pension Plan Table

Average Pay During Final Three Years Before Retirement		Years of Service (Estimated Annual Retirement Benefits For Years of Service Shown Below)
	10	15	20	25
$400,000	$100,000	$150,000	$200,000	$200,000
600,000	150,000	225,000	300,000	300,000
800,000	200,000	300,000	400,000	400,000
1,000,000	250,000	375,000	500,000	500,000
1,200,000	300,000	450,000	600,000	600,000
1,400,000	350,000	525,000	700,000	700,000
1,600,000	400,000	600,000	800,000	800,000
1,800,000	450,000	675,000	900,000	900,000
2,000,000	500,000	750,000	1,000,000	1,000,000
2,200,000	550,000	825,000	1,100,000	1,100,000
2,400,000	600,000	900,000	1,200,000	1,200,000

The SKEPP grants credit for all years of pension service with the Company and under certain predecessor plans. The Named Executive Officers who are eligible to participate in the SKEPP have the following years of credited pension service as of December 31, 2004: Mr. Lynch — 7.98 years (including 3.40 years of service credited from his prior employer); Mr. Schmelzer — 35.5 years (subject to the 20 year maximum); and Mr. Randazzo — 10.08 years (including 2.08 years of service credited from his prior employer).

Mr. Macher commenced receiving a monthly benefit of $24,693 effective February 2004. Mr. McClure was not vested in the SKEPP at the time of his termination of employment. Mr. Miller and Mr. Felicelli are not participants of the SKEPP.

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

Severance Agreements

The Company has entered into Severance Agreements with each of the Named Executive Officers. Under these agreements, if a Named Executive Officer is terminated by the Company without “Cause,” he will receive the following benefits: (i) a lump-sum cash amount equal to between 15 and 24 months of base salary and to between 15 and 24 months of the Named Executive Officer’s target bonus as of the date of termination or, if greater, the Named Executive Officer’s target bonus as of the date of the agreement, and (ii) the continuation of benefits under the Company welfare benefit plans, practices, policies and programs for between 15 and 24 months. As a condition to the receipt of such benefits, each of the Named Executive Officers would be required to provide the Company with a general release and agree not to compete with the Company during the one-year period following the effective date of the required release and noncompetition agreement. A termination of the Named Executive Officer’s employment that gives rise to an obligation of the Company to make payments or provide benefits under a Change of Control Agreement will not also entitle the Named Executive Officer to any payments or benefits under these agreements. If the net after-tax benefit to the Named Executive Officer of all payments or distributions by the Company is not greater than the net after-tax benefit of a reduction of the benefits to prevent the imposition of any applicable federal excise tax, the benefits under the Severance Agreement will be reduced to prevent the imposition of the excise tax.

Employment Agreement with José Maria Alapont

On February 2, 2005, the Company entered into an employment agreement with José Maria Alapont (the “Employment Agreement”). As previously announced Mr. Alapont has been chosen to be the President and Chief Executive Officer of the Company and has been elected to serve as a Director of the Company. Mr. Alapont is expected to commerce employment under the Employment Agreement on or about March 1, 2004. Until Mr. Alapont obtains an appropriate work visa from the United States of America, Mr. Alapont cannot be employed by a U.S. company. Therefore, until such date that he has an appropriate visa permitting him to be employed by the Company (the “Effective Date”), Mr. Alapont will be employed in accordance with the terms of the Employment Agreement by one of the Company’s foreign affiliates that is not a filing entity in the Company’s Chapter 11 proceedings. Upon the Effective Date, Mr. Alapont will be employed by the Company as its President and Chief Executive Officer.

The Company and Mr. Alapont have also entered into a Change of Control Agreement, which agreement is identical to the change of control agreements between the Company and the Named Executive Officers described above. Any payments and benefits provided to Mr. Alapont under the Employment Agreement will be offset and credited against as payment and benefits under his Change of Control Agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the amount of common stock, stock units and Series C ESOP Stock beneficially owned by the Company’s directors, the Named Executive Officers, and the directors and officers as a group, as of January 31, 2005. The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority. No one Named Executive Officer owns 1% of the Company’s outstanding stock. In the aggregate, all directors and executive officers of the Company as a group own less than 1% of the Company’s outstanding stock.

Name	Beneficial Ownership	(1)	Percent of Class
John J. Fannon	32,424	(2)	*
Joseph P. Felicelli	30,000	(3)	*
Paul S. Lewis	19,237	(4)	*
G. Michael Lynch	135,121	(5)	*
Frank E. Macher	151,517	(6)	*
Charles G. McClure	4,000	(7)	*
Robert S. Miller, Jr.	104,735	(8)	*
Shirley D. Peterson	—		*
John C. Pope	26,891	(9)	*
Richard P. Randazzo	43,421	(10)	*
Wilhelm A. Schmelzer	72,425	(11)	*
Geoffrey H. Whalen	18,237	(12)	*

All directors and executive officers as a group, 22 persons	869,632

*	Represents less than 1% of the outstanding common stock

(1)	Except as otherwise noted, each beneficial owner identified in this table has sole investment power with respect to the shares shown in the table. For executive officers, the numbers include Series C ESOP shares held in the Company’s Salaried Employee Investment Plan (“SEIP”) with respect to which participants have voting power but no investment rights.

(2)	Includes (i) 1,286 shares and 1,235 stock units owned directly and (ii) 29,903 options that are fully vested.

(3)	Includes 30,000 shares that are fully vested.

(4)	Includes (i) 2,000 shares and 237 stock units owned directly and (ii) 17,000 options that are fully vested.

(5)	Includes (i) 3,073 shares in the Company’s SEIP, (ii) 48 shares of the Company’s Series C ESOP Stock, and (iii) 132,000 options that are fully vested.

(6)	Includes (i) 1,517 shares in the Company’s SEIP and (ii) 150,000 options that are fully vested.

(7)	Includes 4,000 shares in a trust.

(8)	Includes (i) 2,000 shares and 1,235 stock units owned directly and (ii) 101,500 options that are fully vested.

(9)	Includes (i) 5,700 shares and 1,235 stock units owned directly, (ii) 400 shares owned jointly with his wife and (iii) 19,556 options that are fully vested.

(10)	Includes (i) 421 shares of the Company’s Series C ESOP stock and (ii) 43,000 options that are fully vested.

(11)	Includes (i) 625 shares of the Company’s Series C ESOP stock and (ii) 71,800 options that are fully vested.

(12)	Includes (i) 1,000 shares and 237 stock units owned directly and (ii) 17,000 options that are fully vested.

Ownership of Stock by Principal Owners

To the best of the Company’s knowledge and based on public reports filed with the Securities and Exchange Commission, the Company did not have any beneficial owners of five percent or more of the outstanding shares of the Company’s common stock as of February 22, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No items to be reported.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services:

	Year Ended December 31
	2004	2003
	(Millions of Dollars)
Audit fees (1)	$8.7	$4.6
Audit-related fees (2)	1.1	2.9
Tax fees (3)	6.4	5.5
All other fees (4)	—	0.2

Total	$16.2	$13.2

(1)	Audit Fees: Services under this caption include consolidated financial statement audit fees, internal control over financial reporting audit fees, domestic subsidiary financial statement audit fees and international statutory audit fees.

(2)	Audit-related Fees: Services under this caption include accounting assistance, employee benefit plan audits and due diligence activities.

(3)	Tax Fees: Services under this caption include statutory compliance, transaction structuring, bankruptcy structuring, expatriate compliance and tax advisory services.

(4)	All Other Fees: Services under this caption include corporate advisory services in connection with the sale of certain businesses.

Audit Committee’s Pre-Approval Policies and Procedures:

The Company’s independent accountants are directly accountable to the audit committee pursuant to its charter. Accordingly, the audit committee’s responsibilities include pre-approving the services of the independent accountant. The audit committee’s policy is to review and pre-approve all audit and permissible non-audit services, as deemed appropriate. For the year ended December 31, 2004, all audit, audit related, tax and other fees provided by the Company’s independent accountants were pre-approved by the audit committee.

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

PART IV

ITEM 15.	FINANCIAL STATEMENT SCHEDULE AND EXHIBITS

(a) The following documents are filed as part of this report:

1.	Financial Statements

Financial statements filed as part of this Annual Report on Form 10-K are listed under Part II, Item 8 hereof.

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

Financial Statements and Schedules Omitted

Schedules other than the schedule listed above are omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(Millions of Dollars)
Year ended December 31, 2004:
Valuation allowance for trade receivables	$67.4	(1.4)	—	8.1	(1)	$57.9
Reserve for inventory valuation	67.8	4.2	—	1.3	(2)	70.7
Valuation allowance for deferred tax assets	892.3	230.6	—	—		1,122.9
Year ended December 31, 2003
Valuation allowance for trade receivables	$74.6	14.4	—	21.6	(1)	$67.4
Reserve for inventory valuation	68.1	13.2	—	13.5	(2)	67.8
Valuation allowance for deferred tax assets	722.5	169.8	—	—		892.3
Year ended December 31, 2002:
Valuation allowance for trade receivables	$61.3	13.6	—	0.3	(1)	$74.6
Reserve for inventory valuation	49.8	20.6	—	2.3	(2)	68.1
Valuation allowance for deferred tax assets	496.8	225.7	—	—		722.5

(1)	Uncollectable accounts charged off net of recoveries.

(2)	Obsolete inventory charged off.

15(b). Exhibits

The Company will furnish upon request any of the following exhibits upon payment of the Company’s reasonable expenses for furnishing such exhibit.

2.1	Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation, dated August 17, 1998. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 26, 1998.)

3.1	The Company’s Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. (the “1999 10-K”)

3.2	The Company’s Bylaws, as amended. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (the “2002 10-K”)

4.1	Rights Agreement dated as of February 24, 1999, between the Company and The Bank of New York, as Rights Agent. (Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 25, 1999.)

4.2	Purchase Agreement for 10,000,000 Trust Convertible Preferred Securities of Federal-Mogul Financing Trust, dated as of November 24, 1997. (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. (the “1997 10-K”)

4.3	Registration Rights Agreement, dated as of December 1, 1997, by and among the Company, Federal-Mogul Financing Trust and Morgan Stanley & Co. Inc. as Initial Purchaser. (Incorporated by reference to Exhibit 4.7 to the Company’s 1997 10-K.)

4.4	Indenture between Federal-Mogul Corporation and The Bank of New York, dated as of December 1, 1997, with respect to the Subordinated Debentures. (Incorporated by reference to Exhibit 4.8 to the Company’s 1997 10-K.)

4.5	First Supplemental Indenture dated as of December 1, 1999 to the Indenture between Federal-Mogul Corporation and The Bank of New York, dated as of December 1, 1997, with respect to the Subordinated Debentures. (Incorporated by reference to Exhibit 4.9 to the Company’s 1997 10-K.)

4.6	Indenture among Federal-Mogul Corporation and The Bank of New York, dated as of January 20, 1999. (Incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.7	First Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of January 20, 1999 among Federal-Mogul Corporation, certain subsidiaries as guarantors and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.3 to the Company’s January 17, 2001 8-K.)

4.8	Indenture among Federal-Mogul Corporation and Continental Bank, dated as of August 12, 1994. (Incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K filed August 19, 1994.)

4.9	First Supplemental Indenture dated as of July 8, 1998 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee. (Incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”.)

4.10	Second Supplemental Indenture dated as of October 9, 1998 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee. (Incorporated by reference to Exhibit 4.10 to the Company’s 2000 10-K.)

4.11	Third Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2001 (the “January 17, 2001 8-K”).

4.12	Indenture among Federal-Mogul Corporation and The Bank of New York, dated as of June 29, 1998. (Incorporated by reference to Exhibit 4.8 to the Company’s 1999 10-K.)

4.13	First Supplemental Indenture dated as of June 30, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by reference to Exhibit 4.9 to the Company’s 1999 10-K.)

4.14	Second Supplemental Indenture dated as of July 21, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by reference to Exhibit 4.14 to the Company’s 2000 10-K.)

4.15	Third Supplemental Indenture dated as of October 9, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by reference to Exhibit 4.15 to the Company’s 2000 10-K.)

4.16	Fourth Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation, certain subsidiaries as guarantors and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s January 17, 2001 8-K.)

10.1	Federal-Mogul Corporation 1997 Amended and Restated Long-Term Incentive Plan, as adopted by the Shareholders of the Company on May 20, 1998. (Incorporated by reference to the Company’s 1998 Definitive Proxy Statement on Form 14A.)

10.2	Amended and Restated Deferred Compensation Plan for Corporate Directors. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (the “1990 10-K”.)

10.3	Supplemental Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.10 to the Company’s 1992 10-K.)

10.4	Description of Umbrella Excess Liability Insurance for the Senior Management Team. (Incorporated by reference to Exhibit 10.11 to the Company’s 1990 10-K.)

10.5	Amended and Restated Declaration of Trust of Federal-Mogul Financing Trust, dated as of December 1, 1997. (Incorporated by reference to Exhibit 10.34 to the Company’s 1997 10-K.)

10.6	Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement dated August 7, 2003 by and among the Company and certain of its subsidiaries, Debtors and Debtors-in-Possession under Chapter 11 of the Bankruptcy Code, as Borrowers, and The Lenders Party Hereto, and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.6 to the Company’s 2003 10-K.)

10.7	Fourth Amended and Restated Credit Agreement dated as of December 29, 2000 among the Company, certain foreign subsidiaries, certain banks and other financial institutions and The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s January 17, 2001 8-K.)

10.8	Amended and Restated Domestic Subsidiary Guarantee dated as of December 29, 2000 by certain subsidiaries of the Company in favor of The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.2 to the Company’s January 17, 2001 8-K.)

10.9	Guarantee by F-M UK Holding Limited in favor of The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s January 17, 2001 8-K.)

10.10	Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and Wilmington Trust Company, as trustee. (Incorporated by reference to Exhibit 10.4 to the Company’s January 17, 2001 8-K.)

10.11	Second Amended and Restated Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and First Union National Bank, as trustee. (Incorporated by reference to Exhibit 10.5 to the Company’s January 17, 2001 8-K.)

10.12	Second Amended and Restated Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and ABN AMRO Trust Company (Jersey) Limited, as trustee, (Incorporated by reference to Exhibit 10.6 to the Company’s January 17, 2001 8-K.)

10.13	Second Amended and Restated Domestic Pledge Agreement among the Company and certain subsidiaries in favor of First Union National Bank, as trustee. (Incorporated by reference to Exhibit 10.7 to the Company’s January 17, 2001 8-K.)

10.14	Security Agreement dated as of December 29, 2000 by the Company and certain subsidiaries in favor of Wilmington Trust Company, as trustee. (Incorporated by reference to Exhibit 10.8 to the Company’s January 17, 2001 8-K.)

10.15	Form of Mortgage or Deed of Trust prepared for execution by the Company or any applicable subsidiaries. (Incorporated by reference to Exhibit 10.9 to the Company’s January 17, 2001 8-K.)

10.16	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by Travelers Casualty & Surety Company of America. (Incorporated by reference to Exhibit 10.10 to the Company’s January 17, 2001 8-K.)

10.17	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by Travelers Casualty & Surety Company of America. (Incorporated by reference to Exhibit 10.11 to the Company’s January 17, 2001 8-K.)

10.18	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by SAFECO Insurance Company of America. (Incorporated by reference to Exhibit 10.12 to the Company’s January 17, 2001 8-K.)

10.19	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by National Fire Insurance Company of Hartford and Continental Casualty Company. (Incorporated by reference to Exhibit 10.13 to the Company’s January 17, 2001 8-K.)

10.20	Amended and Restated Federal-Mogul Supplemental Key Executive Pension Plan dated January 1, 1999 and Restated February 2004 (Incorporated by reference to Exhibit 10.20 to the Company’s 2003 10-K.)

10.21	Master Services Agreement for Finance & Accounting Services dated September 30, 2004 between the Company and International Business Machines Corporations (Incorporated by reference to Exhibit 10.25 to the Company’s October 29, 2004 10-Q.)

*10.22	Revolving Credit and Guaranty Agreement dated as of December 9, 2004 among the Company, certain of its subsidiaries, certain banks and other financial institutions and Citicorp USA, Inc., as administrative agent.

*10.23	Security and Pledge Agreement dated as of December 9, 2004 by the Company and certain subsidiaries in favor of Citicorp USA, Inc. as administrative agent.

*21	Subsidiaries of the Registrant.

*23	Consent of Ernst & Young LLP.

*24	Powers of Attorney.

*31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14

*31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14

*32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

*	Filed Herewith

15(c). Separate financial statements of affiliates whose securities are pledged as collateral.

1)	Financial statements of Federal-Mogul Products, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2004 and 2003, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2004.

2)	Financial statements of Federal-Mogul Ignition Company and subsidiaries including consolidated balance sheets as of December 31, 2004 and 2003, and the related statements of operations and comprehensive income and cash flows for each of the three years in the period ended December 31, 2004.

3)	Financial statements of Federal-Mogul Powertrain, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2004 and 2003, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2004.

4)	Financial statements of Federal-Mogul Piston Rings, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2004 and 2003, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Products, Inc. and subsidiaries, a wholly-owned subsidiary of Federal-Mogul Corporation, as of December 31, 2004 and 2003 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Products, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP
Detroit, Michigan
February 25, 2005

FEDERAL-MOGUL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Third party sales	$707.8	$648.9	$600.2
Affiliate sales	103.5	91.8	63.7

Total net sales	811.3	740.7	663.9
Cost of products sold	633.0	588.5	545.9

Gross margin	178.3	152.2	118.0
Selling, general and administrative expenses	110.2	103.4	87.9
Gain on involuntary conversion	(46.1)	—	—
Other expense, net	16.5	11.1	12.9

Earnings before income taxes and cumulative effect of change in accounting principle	97.7	37.7	17.2
Income tax expense	10.3	—	15.0

Earnings before cumulative effect of change in accounting principle	87.4	37.7	2.2
Cumulative effect of change in accounting principle, net of applicable income tax benefit	—	—	(437.0)

Net Income (Loss)	$87.4	$37.7	$(434.8)

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2004	2003
	(Millions of Dollars)
ASSETS
Current Assets:
Accounts receivable, net	$124.3	$120.1
Inventories, net	166.4	146.4
Other	14.7	12.3

Total Current Assets	305.4	278.8
Property, plant and equipment, net	246.2	258.2
Definite-lived intangible assets, net	49.8	52.6
Asbestos-related insurance recoverable	166.1	169.3
Other noncurrent assets	13.1	16.3

	$780.6	$775.2

LIABILITIES AND NET PARENT INVESTMENT
Current Liabilities:
Accounts payable	$44.4	$22.0
Accrued compensation	7.8	10.1
Accrued rebates	7.1	6.6
Other accrued liabilities	18.3	17.1

Total Current Liabilities	77.6	55.8

Liabilities subject to compromise	776.8	778.2
Other long-term liabilities	2.7	3.8
Net Parent Investment	(76.5)	(62.6)

	$780.6	$775.2

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net income (loss)	$87.4	$37.7	$(434.8)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Cumulative effect of change in accounting principle	—	—	447.8
Depreciation and amortization	30.8	28.9	30.7
Payments against restructuring reserves	—	(3.8)	(1.9)
Gain on involuntary conversion	(46.1)	—	—
Insurance proceeds	102.2	—	—
(Increase) decrease in accounts receivable	(4.2)	(27.0)	6.2
(Increase) decrease in inventories	(76.1)	31.4	(38.0)
Increase (decrease) in accounts payable	22.4	(8.3)	5.2
Decrease in liabilities subject to compromise	(1.4)	(1.9)	(9.5)
Changes in other assets and liabilities	17.9	8.2	12.6

Net Cash Provided From Operating Activities	132.9	65.2	18.3

Cash Used By Investing Activities
Expenditures for property, plant and equipment	(31.6)	(41.6)	(39.9)

Net Cash Used By Investing Activities	(31.6)	(41.6)	(39.9)

Cash Provided From (Used By) Financing Activities
Transfers (to) from parent	(101.3)	(23.6)	21.6

Net Cash (Used By) Provided From Financing Activities	(101.3)	(23.6)	21.6

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

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

Principles of Consolidation: The consolidated financial statements include the accounts of Products and all majority-owned subsidiaries and other controlled entities. Intercompany accounts and transactions have been eliminated in consolidation. Investment in affiliates of not more than 20% are accounted for using the cost method.

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

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and Product’s historical experience of write-offs. If not reserved through specific examination procedures, Product’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $6.9 million and $9.3 million at December 31, 2004 and 2003, respectively.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method (“LIFO”). If inventories had been valued at current cost, amounts reported would have been increased by $15.4 million and $6.9 million as of December 31, 2004 and 2003, respectively. Inventories have also been reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to estimated future sales and usage.

Long-Lived Assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, Products performs the required analysis and records an impairment charge, as required, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

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

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Research and Development Costs: Products expenses research and development costs as incurred. Research and development expense for 2004, 2003 and 2002 was $13.5 million, $11.4 million and $6.2 million, respectively.

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

Reclassifications: Certain items in the prior years financial statements have been reclassified to conform with the presentation used in 2004.

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

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et. al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in the normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

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

On June 4, 2004, the Third Amended Joint Plan of Reorganization (the “Plan”) for Federal-Mogul and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court. The Plan was jointly proposed by Federal-Mogul, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”). Also on June 4, 2004, a Disclosure Statement to be used in soliciting votes to accept or reject the Plan (the “Disclosure Statement”) was approved by the Bankruptcy Court and a December 2004 hearing was scheduled to determine whether the Bankruptcy Court should approve the Plan. On December 7, 2004, the Bankruptcy Court delayed this confirmation hearing pending a hearing to estimate asbestos personal injury claims against the U.K. Debtors. Such estimation hearing has not yet been scheduled.

On July 12, 2004, solicitation packages containing the Plan and Disclosure Statement, various supporting documents and a ballot, if appropriate, were mailed to known creditors of the Company and holders of common and preferred stock interests in the Company. All votes were due by the close of business on November 3, 2004. Although the Plan Proponents have granted extensions of the November 3, 2004 voting deadline to a few significant claimants, the voting agent has confirmed that the overwhelming majority of the classes of claims and interests have voted to accept the Plan. For the few classes of claims that voted to reject the Plan, the Plan Proponents intend to either amend the Plan so as to obtain such classes accepting votes or seek to confirm the Plan over the objection of such classes.

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

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a DIP credit facility to supplement liquidity and fund operations during the restructuring proceedings. In December 2004, Federal-Mogul renegotiated its DIP credit facility. Prior to December 2004, Federal-Mogul’s DIP credit facility had an interest rate of either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greater of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point.

The December 2004 DIP credit facility expires in December 2005, and the interest rate is either the alternate base rate (“ABR”) plus 1¼ percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2¼ percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus ½ percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

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

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

	December 31
	2004	2003
	(Millions of Dollars)
Loans payable to affiliated companies	$314.8	$314.8
Asbestos liabilities	213.6	214.5
Accounts payable to affiliated companies	164.1	164.1
Accounts payable	56.6	57.3
Interest payable to affiliated companies	27.3	27.3
Environmental liabilities	0.4	0.2

Total	$776.8	$778.2

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

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

scheme(s) of arrangement in the U.K. under Administration; and (vi) Federal-Mogul’s ability to achieve profitability following such confirmations.

3. Inventory

Inventories consisted of the following:

	December 31
	2004	2003
	(Millions of Dollars)
Raw materials	$36.8	$38.4
Work-in-process	19.1	18.4
Finished goods	122.2	109.4

	178.1	166.2
Valuation reserves	(11.7)	(19.8)

	$166.4	$146.4

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Estimated Useful Life	December 31
		2004	2003
		(Millions of Dollars)
Land	—	$4.8	$6.4
Buildings and building improvements	24-40 years	52.2	68.3
Machinery and equipment	3-12 years	273.1	261.6

		330.1	336.3
Accumulated depreciation		(83.9)	(78.1)

		$246.2	$258.2

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions of dollars:

2005	$0.2
2006	0.2
2007	0.2
2008	0.2
2009	0.5

Total rental expense under operating leases for the years ended December 31, 2004, 2003 and 2002 was $8.9 million, $7.8 million and $8.9 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

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

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

At December 31, 2004 and 2003, other intangible assets consists of the following:

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets
Developed technology	$67.2	$(17.4)	$49.8	$67.2	$(14.6)	$52.6

Products expects that amortization expense for its amortizable intangible assets for each of the years between 2005 and 2009 will be approximately $3 million.

6. Restructuring Charges

In 2000, Products recognized a $17.8 million restructuring charge related to severance and exit costs. Employee severance costs of $13.9 million and exit costs of $3.9 million resulted primarily from the planned reorganization of the America’s friction business. Cash payments made during 2003 and 2002 against these reserves were $3.8 million and $1.9 million, respectively. This reorganization was completed during 2003 and the remaining reserves of $5.9 million were reversed and are included in the statement of operations within “other expense, net”.

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

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As mentioned above, as of the Petition Date, pending asbestos litigation of Abex (as to Federal-Mogul only) and Wagner is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court.

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of December 31, 2004) represented Products’ estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. Products did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, Products made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

As a result of the Restructuring Proceedings, pending asbestos-related litigation is stayed.

While Products believes that the liability recorded was appropriate as of October 1, 2001 for anticipated losses arising from asbestos-related claims related to Abex and Wagner through 2012, it is Products’ view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the timing and amount of future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the proceeding, the number of future claims that will be included in a plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

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

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. Products may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $112.6 million as of December 31, 2004.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action against the Debtors and a number of insurance carriers in Federal-Mogul’s Restructuring Proceedings. In its complaint, Dresser alleged that it has rights under certain primary and excess general liability insurance policies that may be shared with Products as the successor to Wagner Electric Corporation. Dresser seeks, among other things, a declaration of the parties respective rights and obligations under the policies and a partition of the competing rights of Dresser and Products under the policies. Products answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of Products’

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

rights to the policies. Products may be liable for asbestos claims against Wagner and has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $53.5 million as of December 31, 2004. On November 4, 2004, FMP, Dresser and Cooper Industries, Inc. (“Cooper”) and certain of the insurers (“Parties”) entered into a partitioning agreement, by which the Parties agreed as to the manner in which the limits of liability, self-insured retention’s, deductibles and any other self-insurance features, and the erosion thereof, are to be partitioned among FMP, Dresser and Cooper. The portioning agreement effectively disposes of Dresser’s claims in the Dresser adversary proceeding. However, FMP’s cross claim against the defendant-insurers remain.

The ultimate realization of insurance proceeds is directly related to the amount of related covered claims paid by Products. If the ultimate asbestos claims are higher than the recorded liability, Products expects the ultimate insurance recoverable to be higher than the recorded amount. If the ultimate asbestos claims are lower than the recorded liability, Products expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts due to the uncertainties created by the Restructuring Proceedings. Accordingly, the recorded amounts for this insurance recoverable asset could change materially based upon events that occur from the Restructuring Proceedings.

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

Environmental reserves were $5.1 million and $4.0 million at December 31, 2004 and 2003, respectively and are included in the consolidated balance sheets as follows:

	December 31
	2004	2003
	(Millions of Dollars)
Current liabilities	$2.0	$—
Long-term accrued liabilities	2.7	3.8
Liabilities subject to compromise	0.4	0.2

	$5.1	$4.0

The increase in the reserve during 2004 resulted primarily from an increase of certain reserves based on new and more accurate estimates of expected costs. Management believes that such accruals will be adequate to cover Products’ estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Products, Products’ results of operations and financial condition could be materially affected. At December 31, 2004, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $4 million.

Environmental reserves subject to compromise include those that may be reduced in Federal Mogul’s bankruptcy proceeding because they may be determined to be “dischargeable debts” incurred prior to Federal Mogul’s filing for

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Products has intercompany loans from Federal-Mogul in the amount of $270.8 million, which are included in liabilities subject to compromise at December 31, 2004 and 2003. Products’ contractual interest not accrued or paid for each of the years 2004, 2003 and 2002 for this note was $19.0 million. Since the petition date, Products has been relieved a total of $61.7 million of interest payable under this note.

Products has a note payable to another subsidiary of Federal-Mogul in the amount of $44.0 million for the transfer of certain assets and liabilities. Interest on this note is calculated at the stated rate of 6.154%. This note is included in Products’ balance sheet under the caption liabilities subject to compromise at December 31, 2004 and 2003. Products contractual interest not accrued or paid for this note was $2.7 million for each of the years ended December 31, 2004, 2003 and 2002. Since the petition date, Products has been relieved a total of $8.8 million of interest payable under this note.

Federal-Mogul has pledged 100% of Products’ capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Products has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul’s Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowing outstanding on such agreements aggregates $4,026.9 million and $4,020.7 million as of December 31, 2004 and 2003, respectively.

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9. Net Parent Investment

Changes in net parent investment were as follows:

(Millions of Dollars)
Balance at January 1, 2002	$336.5
Net loss	(434.8)
Intercompany transactions, net	21.6

Balance at December 31, 2002	(76.7)
Net income	37.7
Intercompany transactions, net	(23.6)

Balance at December 31, 2003	(62.6)
Net income	87.4
Intercompany transactions, net	(101.3)

Balance at December 31, 2004	$(76.5)

10. Income Taxes

Products files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Components of income tax expense (benefit)
Current	$10.3	$—	$0.6
Deferred	—	—	14.4

Income tax expense (benefit)	$10.3	$—	$15.0

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended December 31
	2004	2003	2002
U.S. Federal statutory rate	35%	35%	35%
State and local taxes	1	3	2
Nondeductible goodwill	—	—	—
Valuation allowance	(25)	(38)	50

Effective tax rate	11%	—%	87%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of Product’s net deferred tax asset are non-deductible accruals and amortization and depreciation timing differences.

	2004	2003
	(Millions of Dollars)
Net current deferred tax assets	$38.7	$34.9
Net long-term deferred tax assets	34.9	55.5

Gross deferred tax assets	73.6	90.4
Valuation allowance	(73.6)	(90.4)

Net deferred tax assets	$—	$—

FEDERAL-MOGUL PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. Pension Plans

Products is included in the Federal-Mogul Corporation Pension Plan. As such, the related pension liability is recorded in Net Parent Investment at December 31, 2004 and 2003.

The pension charge allocated to Products was $3.8 million, $3.6 million and $3.4 million for 2004, 2003 and 2002, respectively.

12. Postretirement Benefits Other Than Pensions

Benefits provided to employees of Products under various Federal-Mogul postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescription drugs and life insurance, with medical care accounting for approximately 60% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $1.2 million, $1.1 million and $2.0 million for 2004, 2003 and 2002, respectively.

13. Concentrations of Credit Risk and Other

Products grants credit to their customers, which are primarily in the automotive industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising Products’ customer base. Products performs periodic credit evaluations of their customers and generally does not require collateral.

Products operates in a single business segment. Products manufactures and distributes brake friction materials and other products for use by the automotive aftermarket and in automobile assemblies. In addition, Products manufactures and distributes suspension, steering drive-line and brake system components and material for the automotive aftermarket. No single customer accounted for 10% or more of revenues in 2004, 2003 or 2002. All revenues and assets of Products reside in the United States.

14. Smithville, Tennessee Distribution Center Fire

On March 5, 2004, a fire at the Company’s Smithville, Tennessee distribution center resulted in extensive damage to the facility and the loss of substantially all of its related equipment and inventory. The 244,000 square foot facility was the principal distribution center for Moog and TRW chassis aftermarket products in the United States. The Company resumed distribution operations at a new leased facility in Smyrna, Tennessee on March 12, 2004.

The Company has settled this claim with its insurance carrier, resulting in cash proceeds of $102.2 million and the recognition of a gain on involuntary conversion of $46.1 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Ignition Company and subsidiaries, a wholly-owned subsidiary of Federal-Mogul Corporation, as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Ignition Company and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

Detroit, Michigan

February 25, 2005

FEDERAL-MOGUL IGNITION COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Third party sales	$761.7	$714.3	$679.5
Affiliate sales	200.4	126.1	136.5

Total net sales	962.1	840.4	816.0
Cost of products sold	746.0	640.6	622.5

Gross margin	216.1	199.8	193.5

Selling, general and administrative expenses	111.6	107.2	127.5
Restructuring charges	5.7	12.0	—
Adjustment of long-lived assets to fair value	3.0	—	0.3
Interest income, net	(3.3)	(3.3)	(5.8)
Other expense, net	12.2	15.1	6.5

Earnings from continuing operations before income taxes	86.9	68.8	65.0
Income tax expense	31.2	14.8	21.4

Earnings from continuing operations	55.7	54.0	43.6
Loss from discontinued operations, net of income taxes	—	(0.3)	(27.5)

Net income	55.7	53.7	16.1

Components of comprehensive income
Translation adjustments	12.6	(12.2)	5.4

Comprehensive income	$68.3	$41.5	$21.5

See accompanying notes to consolidated financial statements

FEDERAL-MOGUL IGNITION COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2004	2003
	(Millions of Dollars)
ASSETS
Current Assets:
Cash and equivalents	$51.6	$29.6
Accounts receivable, net	174.1	165.9
Inventories, net	146.7	145.5
Supplies inventories	20.1	20.4
Other	9.3	6.2

Total Current Assets	401.8	367.6

Property, plant and equipment, net	277.9	274.7
Goodwill and indefinite-lived intangible assets	247.4	247.4
Definite-lived intangible assets, net	32.9	34.7
Other noncurrent assets	3.1	2.0

	$963.1	$926.4

LIABILITIES AND NET PARENT INVESTMENT
Current Liabilities:
Short-term debt	$0.1	$2.0
Accounts payable	61.4	55.8
Accrued compensation	23.2	18.6
Restructuring reserves	1.8	4.2
Accrued rebates and customer incentives	9.9	8.6
Other accrued liabilities	18.1	17.7

Total Current Liabilities	114.5	106.9

Other long-term liabilities	19.4	17.3
Liabilities subject to compromise	799.7	798.9
Minority interest in consolidated subsidiaries	95.0	81.8
Net Parent Investment:
Accumulated other comprehensive loss	(49.7)	(37.1)
Intercompany transactions	(15.8)	(41.4)

Net Parent Investment	(65.5)	(78.5)

	$963.1	$926.4

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL IGNITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net income	$55.7	$53.7	$16.1
Adjustments to reconcile net earnings to net cash provided from operating activities
Gain on sale of businesses, net	—	(2.2)	(2.8)
Depreciation and amortization	37.4	33.1	33.1
Restructuring charge	5.7	13.7	5.4
Payments against restructuring reserves	(8.1)	(9.7)	(6.7)
Adjustment of long-lived assets to fair value	3.0	—	11.2
(Increase) decrease in accounts receivable	(8.2)	11.9	(5.9)
(Increase) decrease in inventories	(1.2)	9.4	3.1
Increase in accounts payable	5.6	12.4	3.2
Changes in other assets and liabilities	18.8	(27.0)	11.4

Net Cash Provided From Operating Activities	108.7	95.3	68.1

Cash Provided From (Used By) Investing Activities
Capital expenditures	(29.5)	(26.4)	(52.7)
Proceeds from sale of businesses	—	20.2	33.0

Net Cash Used By Investing Activities	(29.5)	(6.2)	(19.7)

Cash Provided From (Used By) Financing Activities
Borrowings (payments) on short-term debt	(1.9)	2.0	—
Transfers to parent	(55.3)	(81.9)	(60.6)

Net Cash Used By Financing Activities	(57.2)	(79.9)	(60.6)

Increase (Decrease) in cash and equivalents	22.0	9.2	(12.2)
Cash and equivalents at beginning of year	29.6	20.4	32.6

Cash and equivalents at end of year	$51.6	$29.6	$20.4

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements reflect the consolidated assets, liabilities and operations of Federal-Mogul Ignition Company and its subsidiaries (“Ignition”). Ignition is a wholly-owned subsidiary of Federal-Mogul Corporation (“Federal-Mogul”). Ignition manufactures wipers, spark plugs, glow plugs, and ignition coils.

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

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and Ignition’s historical experience of write-offs. If not reserved through specific examination procedures, Ignition general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $9.1 million and $10.1 million at December 31, 2004 and 2003, respectively.

Ignition subsidiaries in Italy have entered into factoring facilities. Accounts receivable factored or discounted under these facilities was $8.6 million at December 31, 2004. Losses related to receivables factored or discounted are recorded in the statement of operations as “other expense, net.”

Inventories: Inventories are carried at cost or, if lower, net realizable value. Cost is determined using the last-in, first-out (“LIFO”) method for approximately 55% and 54% of the inventory at December 31, 2004 and 2003, respectively. The remaining inventories are recorded using the first-in, first-out method. If inventories had been valued at current cost amounts reported would have increased by $8.6 million and $7.0 million at December 31, 2004 and 2003 respectively. Inventories have also been reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to estimated future sales and usage.

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

Indefinite-lived Intangible Assets: Indefinite-lived intangible assets, such as goodwill and trademarks, are carried at historical value and not amortized. Indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist. The impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

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

Research and Development and Advertising Costs: Ignition expenses research and development costs as incurred. Research and development expense for 2004, 2003 and 2002 was $15.2 million, $14.5 million and $14.5 million, respectively. Advertising and promotion expense was $3.1 million, $3.0 million and $3.0 million for 2004, 2003 and 2002, respectively.

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

Reclassifications: Certain items in the prior years financial statements have been reclassified to conform with the presentation used in 2004.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

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

On June 4, 2004, the Third Amended Joint Plan of Reorganization (the “Plan”) for Federal-Mogul and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court. The Plan was jointly proposed by Federal-Mogul, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”). Also on June 4, 2004, a Disclosure Statement to be used in soliciting votes to accept or reject the Plan (the “Disclosure Statement”) was approved by the Bankruptcy Court and a December 2004 hearing

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

was scheduled to determine whether the Bankruptcy Court should approve the Plan. On December 7, 2004, the Bankruptcy Court delayed this confirmation hearing pending a hearing to estimate asbestos personal injury claims against the U.K. Debtors. Such estimation hearing has not yet been scheduled.

On July 12, 2004, solicitation packages containing the Plan and Disclosure Statement, various supporting documents and a ballot, if appropriate, were mailed to known creditors of Federal-Mogul and holders of common and preferred stock interests in Federal-Mogul. All votes were due by the close of business on November 3, 2004. Although the Plan Proponents have granted extensions of the November 3, 2004 voting deadline to a few significant claimants, the voting agent has confirmed that the overwhelming majority of the classes of claims and interests have voted to accept the Plan. For the few classes of claims that voted to reject the Plan, the Plan Proponents intend to either amend the Plan so as to obtain such classes’ accepting votes or seek to confirm the Plan over the objection of such classes.

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a DIP credit facility to supplement liquidity and fund operations during the restructuring proceedings. In December 2004, Federal-Mogul renegotiated its DIP credit facility. Prior to December 2004, Federal-Mogul’s DIP credit facility had an interest rate of either the

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greater of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point.

The December 2004 DIP credit facility expires in December 2005, and the interest rate is either the alternate base rate (“ABR”) plus 1¼ percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2¼ percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus ½ percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

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

	December 31
	2004	2003
Accounts payable	$32.8	$32.7
Accounts payable to affiliated companies	148.6	148.6
Loans payable to affiliated companies	447.5	447.5
Interest payable to affiliated companies	162.8	162.8
Environmental liabilities	8.0	7.3

Total	$799.7	$798.9

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

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Debtors’ Condensed Consolidated Statement of Operations

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Third party sales	$439.1	$436.8	$425.1
Affiliate sales	44.5	46.5	48.4

Total net sales	483.6	483.3	473.5
Cost of products sold	353.0	351.8	353.1

Gross margin	130.6	131.5	120.4
Selling, general and administrative expenses	72.0	70.7	89.1
Adjustment of long-lived assets to fair value	0.4	—	0.6
Other expense, net	11.0	13.7	7.2

Earnings from continuing operations before income taxes and equity loss of non-Debtor subsidiaries	47.2	47.1	23.5
Income tax expense	15.9	1.4	2.1

Earnings from continuing operations before equity earnings of non-Debtor subsidiaries	31.3	45.7	21.4
Equity earnings from continuing operations of non-Debtor subsidiaries	24.4	8.3	22.2

Earnings from continuing operations	55.7	54.0	43.6
Loss from discontinued operations, net of income taxes, Debtors	—	0.4	18.5
Loss (income) from discontinued operations, net of income taxes, non-Debtors	—	(0.1)	9.0

Net earnings	$55.7	$53.7	$16.1

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debtors’ Condensed Consolidated Balance Sheet

	December 31
	2004	2003
	(Millions of Dollars)
ASSETS
Current Assets:
Accounts receivable, net	$96.0	$95.5
Accounts receivable – non-Debtor affiliates	10.9	10.8
Inventories, net	82.4	87.5
Other	12.1	11.1

Total Current Assets	201.4	204.9

Property, plant and equipment, net	108.1	110.5
Goodwill and indefinite-lived intangible assets	230.2	230.4
Definite-lived intangible assets, net	32.8	34.4
Investment in non-Debtor subsidiaries	191.0	173.6
Loan receivable – non-Debtor affiliates	24.6	22.7
Other noncurrent assets	0.3	0.3

	$788.4	$776.8

LIABILITIES AND NET PARENT INVESTMENT
Current Liabilities:
Accounts payable	$19.7	$16.1
Accounts payable – non-Debtors	23.8	25.0
Other accrued liabilities	9.6	14.1

Total Current Liabilities	53.1	55.2

Other long-term liabilities	1.1	1.2
Liabilities subject to compromise	799.7	798.9
Net Parent Investment	(65.5)	(78.5)

	$788.4	$776.8

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debtors’ Condensed Consolidated Statements of Cash Flows

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Net cash provided from operating activities	$29.2	$24.3	$22.5

Cash provided from (used by) investing activities:
Capital expenditures	(10.8)	(8.2)	(10.3)
Proceeds from sale of businesses	—	2.7	2.6

Net cash used by investing activities	(10.8)	(5.5)	(7.7)

Cash provided from (used by) financing activities:
Transfers to parent	(18.4)	(18.8)	(14.8)

Net cash used by financing activities	(18.4)	(18.8)	(14.8)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

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

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Further information related to Ignition’s discontinued operations is as follows:

	Year Ended December 31
	2003	2002
Net sales	$46.8	$141.8
Cost of products sold	39.8	130.1

Gross margin	7.0	11.7
Selling, general and administrative expenses	2.8	13.7
Restructuring charges	1.7	5.4
Adjustment of assets held for sale and other long-lived assets to fair value	—	10.9
Net (gain) loss on divestitures	2.1	(2.8)
Other expenses, net	0.7	(0.9)

Loss before income taxes	(0.3)	(14.6)
Income tax expense (benefit)	—	12.9

Loss from discontinued operations	$(0.3)	$(27.5)

4. Inventories

Inventories consisted of the following:

	December 31
	2004	2003
	(Millions of Dollars)
Raw materials.	$39.0	$36.4
Work-in-process	45.5	43.0
Finished goods	84.0	87.7

	168.5	167.1
Valuation reserves	(21.8)	(21.6)

	$146.7	$145.5

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Estimated Useful Life	December 31
		2004	2003
		(Millions of Dollars)
Land	—	$5.5	$6.1
Buildings and building improvements	24-40 years	61.5	62.7
Machinery and equipment	3-12 years	343.8	312.7

		410.8	381.5
Accumulated depreciation		(132.9)	(106.8)

		$277.9	$274.7

Total rental expense under operating leases for the years ended December 31, 2004, 2003 and 2002 was $9.0 million, $9.8 million and $8.3 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions:

2005	$3.7
2006	2.4
2007	2.0
2008	1.8
2009	1.7
Thereafter	1.7

6. Adjustment of Assets to Fair Value

Definite-Lived Long-Lived Assets

Ignition recorded impairment charges for the years ended December 31, 2004 and 2002 of $3.0 million and $0.6 million, respectively, to adjust long-lived tangible assets to their estimated fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). The charges were recorded to write-down property, plant and equipment at facilities that Ignition is closing or consolidating into other facilities. The fair value of property, plant and equipment was based upon estimated discounted future cash flows and estimates of salvage value. The impairment charges represent the difference between the estimated fair values and the carrying value of the subject assets. No impairment charge was required for the year ended December 31, 2003.

Goodwill and Other Indefinite-Lived Intangible Assets

Effective January 1, 2002, Ignition adopted SFAS No. 142, resulting in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. The adoption of this standard also required the reclassification of various intangible asset classes according to the measurability of their useful lives. Ignition’s initial impairment test indicated that its carrying value did not exceed the corresponding fair values, which were determined by using discounted cash flows and market multiples. Therefore, no impairment charge was required. Ignition completed its required annual impairment analysis as of October 1, 2004 and, based upon this analysis, no impairment charge was required.

At December 31, 2004 and 2003, goodwill and other intangible assets consists of the following:

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets
Developed technology	$44.3	$(11.4)	$32.9	$44.3	$(9.6)	$34.7

Indefinite-Lived Intangible Assets
Goodwill			$137.2			$137.2
Trademarks			110.2			110.2

Total Indefinite-Lived Intangible Assets			$247.4			$247.4

Ignition expects that amortization expense for its amortizable intangible assets for each of the years between 2005 and 2009 will be approximately $2 million.

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7. Restructuring Charges

Ignition recorded $5.7 million and $12.0 million in 2004 and 2003, respectively, of restructuring charges from continuing operations primarily related to severance costs resulting from salaried employee reductions in North America and Europe. There were no restructuring charges in 2002. Cash payments made during 2004, 2003 and 2002 were $8.1 million, $9.7 million, and $6.7 million, respectively.

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

Environmental reserves were $9.2 million and $8.8 million at December 31, 2004 and 2003, respectively and are included in the consolidated balance sheets as follows:

	December 31
	2004	2003
	(Millions of Dollars)
Current liabilities	$0.2	$0.4
Long-term accrued liabilities	1.0	1.1
Liabilities subject to compromise	8.0	7.3

	$9.2	$8.8

The increase in the reserve during 2004 resulted primarily from an increase of certain reserves based on new and more accurate estimates of expected costs. Management believes that such accruals will be adequate to cover Ignition’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Ignition, Ignition’ results of operations and financial condition could be materially affected. At December 31, 2004, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $1 million.

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

Ignition has an intercompany loan, including accrued interest, from Federal-Mogul in the amount of $610.3 million, which is included in liabilities subject to compromise at December 31, 2004 and 2003. Prior to October 1, 2001, Federal-Mogul charged interest on the intercompany loans based on the stated rate of 6.8%. In accordance with SOP 90-7, Ignition stopped recording interest expense on its outstanding notes effective October 1, 2001. As a result, Ignition was relieved of $32.4 million for each of the three years ended December 31, 2004, 2003, and 2002. Since the petition date, Ignition has been relieved a total of $105.3 million of interest payable under this note.

Federal-Mogul has pledged 100% of Ignition’s capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Ignition has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul’s Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowings under such agreements aggregated $4,026.9 million and $4,020.7 million as of December 31, 2004 and 2003, respectively.

10. Net Parent Investment

Changes in net parent investment were as follows:

(Millions of Dollars)
Balance at January 1, 2002	$1.0
Comprehensive income	21.5
Intercompany transactions, net	(60.6)

Balance at December 31, 2002	(38.1)
Comprehensive income	41.5
Intercompany transactions, net	(81.9)

Balance at December 31, 2003	(78.5)
Comprehensive income	68.3
Intercompany transactions, net	(55.3)

Balance at December 31, 2004	$(65.5)

Ignition includes accumulated other comprehensive loss in Net Parent Investment. At December 31, 2004 accumulated other comprehensive loss included $53.8 million of foreign currency translation adjustments and $(4.1) million of minimum pension funding. At December 31, 2003 accumulated other comprehensive loss included $41.2 million of foreign currency translation adjustments and $(4.1) million of minimum pension funding.

11. Income Taxes

Ignition files a consolidated return with its parent for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Components of income tax expense (benefit)
Current	$29.9	$(0.2)	$14.4
Deferred	1.3	15.0	7.0

Income tax expense	$31.2	$14.8	$21.4

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended December 31
	2004	2003	2002
Effective tax rate reconciliation:
U.S. Federal statutory rate	35%	35%	35%
State and local taxes	—	1	1
Foreign operations	(7)	1	(7)
Goodwill amortization and other	8	8	3
Valuation allowance	(2)	(24)	4

Effective tax rate	34%	21%	36%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Ignition net deferred tax asset are non-deductible accruals and amortization and depreciation timing differences.

	December 31
	2004	2003
	(Millions of Dollars)
Net current deferred tax assets	$25.2	$9.3
Net long-term deferred tax assets	89.4	97.7

Net deferred tax assets	114.6	107.0
Valuation allowance	(124.8)	(115.8)

Net deferred tax liabilities	$(10.2)	$(8.8)

As Ignition files a consolidated tax return with Federal-Mogul, the net deferred tax liabilities at December 31, 2004 and December 31, 2003 are components of the net parent investment.

12. Pension Plans

Ignition is included in the Federal-Mogul Corporation Pension Plan. As such, the related pension liability is recorded in Net Parent Investment at December 31, 2004 and 2003.

The pension charge allocated to Ignition was $1.7 million, $2.6 million and $5.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

13. Postretirement Benefits Other Than Pensions

Benefits provided to employees of Ignition under various Federal-Mogul postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescription drugs and life insurance, with medical care accounting for approximately 40% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $13.5 million, $13.3 million and $12.5 million, for 2004, 2003 and 2002, respectively.

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

FEDERAL-MOGUL IGNITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

institutions evaluated as highly creditworthy. Ignition performs periodic credit evaluations of their customers and generally does not require collateral.

Ignition operates in a single business segment. Ignition manufactures and distributes spark plugs, wiper blades, lamps, and other products for use by the automotive aftermarket and in automobile assemblies. No single customer accounted for 10% or more of revenues in 2004, 2003 or 2002. The following table shows geographic information:

	Third Party Sales			Net Property, Plant and Equipment
	Year Ended December 31			December 31
	2004	2003	2002	2004	2003
	(Millions of Dollars)
United States	$428.0	$426.6	$438.9	$108.1	$110.6
Mexico	201.2	167.1	142.2	111.2	102.7
Europe	107.5	99.7	82.9	57.6	60.4
Other	25.0	20.9	17.1	1.0	1.0

	$761.7	$714.3	$681.1	$277.9	$274.7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Powertrain, Inc. and subsidiaries, a wholly-owned subsidiary of Federal-Mogul Corporation, as of December 31, 2004 and 2003 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Powertrain, Inc. and subsidiaries at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S generally accepted accounting principles.

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

As discussed in Note 6 to the consolidated financial statements, Federal-Mogul Powertrain, Inc. and subsidiaries changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002.

/s/ ERNST & YOUNG LLP

Detroit, Michigan

February 25, 2005

FEDERAL-MOGUL POWERTRAIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Third party sales	$545.7	$522.8	$572.9
Affiliate sales	38.7	35.5	41.2

Total net sales	584.4	558.3	614.1
Cost of products sold	486.0	469.3	502.9

Gross margin	98.4	89.0	111.2
Selling, general and administrative expenses	64.8	61.3	74.4
Restructuring charges	1.0	1.8	10.3
Gain on settlement of outstanding claim	(18.5)	—	—
Adjustment of long-lived assets to fair value	9.0	0.2	25.3
Other expense (income), net	2.9	(2.9)	0.9

Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	39.2	28.6	0.3
Income tax expense	0.2	0.1	3.7

Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	39.0	28.5	(3.4)
Earnings (loss) from discontinued operations, net of income taxes	0.8	(17.0)	(6.4)
Cumulative effect of change in accounting principle	—	—	(196.5)

Net Income (Loss)	$39.8	$11.5	$(206.3)

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL POWERTRAIN, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2004	2003
	(Millions of Dollars)
ASSETS
Current Assets:
Accounts receivable, net	$57.0	$59.1
Inventories, net	28.1	30.2
Other	8.1	9.4

Total Current Assets	93.2	98.7
Property, plant and equipment, net	222.4	255.8
Goodwill and indefinite-lived intangible assets	103.1	103.1
Other noncurrent assets	18.5	16.7

	$437.2	$474.3

LIABILITIES AND NET PARENT INVESTMENT
Current Liabilities:
Accounts payable	$20.9	$19.1
Accrued compensation	13.0	13.8
Restructuring reserves	1.6	4.6
Other accrued liabilities	11.1	16.0

Total Current Liabilities	46.6	53.5
Other long-term liabilities	1.7	2.9
Liabilities subject to compromise	650.1	650.0
Minority interest in consolidated subsidiaries	0.4	20.4
Net Parent Investment	(261.6)	(252.5)

Total Liabilities and Net Parent Investment	$437.2	$474.3

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL POWERTRAIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net income (loss)	$39.8	$11.5	$(206.3)
Adjustments to reconcile net earnings (loss) to net cash provided from operating activities
Cumulative effect of change in accounting principle	—	—	202.2
Depreciation and amortization	32.6	33.6	59.5
Settlement of outstanding claim	(18.5)	—	—
Restructuring charges	1.0	1.9	11.2
Payments against restructuring reserves	(4.0)	(4.9)	—
Adjustment of long-lived assets to fair value	9.0	12.3	25.3
(Increase) decrease in accounts receivable	2.1	21.6	(1.5)
(Increase) decrease in inventories	0.5	6.7	(3.3)
Increase (decrease) in accounts payable	1.8	(5.8)	4.0
Changes in other assets and liabilities, net	(1.3)	27.5	(30.0)

Net Cash Provided From Operating Activities	63.0	104.4	61.1

Cash Provided From (Used By) Investing Activities
Capital expenditures	(22.3)	(29.1)	(41.1)
Proceeds from sale of businesses	8.2	14.7	1.6

Net Cash Used By Investing Activities	(14.1)	(14.4)	(39.5)

Cash Used By Financing Activities
Transfers to parent	(48.9)	(90.0)	(21.6)

Net Cash Used By Financing Activities	(48.9)	(90.0)	(21.6)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

1. Basis of Presentation and Summary of Significant Accounting Policies

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

Principles of Consolidation: The consolidated financial statements include the accounts of Powertrain and all majority-owned subsidiaries and other controlled entities. Intercompany accounts and transactions have been eliminated in consolidation. Investment in affiliates of not more than 20% are accounted for using the cost method, while investments greater than 20% and not more than 50% are accounted for using the equity method.

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

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and Powertrain’s historical experience of write-offs. If not reserved through specific examination procedures, Powertrain’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $5.7 million and $9.3 million at December 31, 2004 and 2003, respectively.

Inventories: Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 19% and 14% of the inventory at December 31, 2004 and 2003, respectively. The remaining inventories are recorded using the first-in, first out (FIFO) method. LIFO approximated FIFO cost at December 31, 2004 and 2003. Inventories have also been reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to estimated future sales and usage.

Investments in non-consolidated entities: Equity investments that comprise more than 20% but less than 50% of the outstanding equity of the investee are accounted for by the equity investment method and are not consolidated. Such investments aggregated $15.6 million and $15.7 million at December 31, 2004 and 2003, respectively, and are included in the consolidated balance sheets as “other non-current assets”. Net income from non-consolidated equity investments was $6.2 million, $6.6 million and $4.5 million for 2004, 2003 and 2002, respectively, and is included in the statements of operations as “other expense, net”.

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

Indefinite-lived Intangible Assets: Indefinite-lived intangible assets, such as goodwill and trademarks, are carried at historical value and not amortized. Indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist. The impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Research and Development Costs: Powertrain expenses research and development costs as incurred. Research and development expense was $3.2 million, $2.5 million and $3.0 million for 2004, 2003 and 2002, respectively.

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

Reclassifications: Certain items in the prior year financial statements have been reclassified to conform to the presentation used in 2004.

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2. Voluntary Reorganization Under Chapter 11 and Adminstration

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

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The, U.S. Debtors, including Powertrain, are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. All vendors will be paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court as applicable. It is the Debtors’ intention to address all pending and future asbestos-related claims and all other pre-petition claims through a unified plan of reorganization under the Bankruptcy Code or scheme of arrangement under the Act.

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

On June 4, 2004, the Third Amended Joint Plan of Reorganization (the “Plan”) for Federal-Mogul and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court. The Plan was jointly proposed by Federal-Mogul, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”). Also on June 4, 2004, a Disclosure Statement to be used in soliciting votes to accept or reject the Plan (the “Disclosure Statement”) was approved by the Bankruptcy Court and a December 2004 hearing was scheduled to determine whether the Bankruptcy Court should approve the Plan. On December 7, 2004, the Bankruptcy Court delayed this confirmation hearing pending a hearing to estimate asbestos personal injury claims against the U.K. Debtors. Such estimation hearing has not yet been scheduled.

On July 12, 2004, solicitation packages containing the Plan and Disclosure Statement, various supporting documents and a ballot, if appropriate, were mailed to known creditors of Federal-Mogul and holders of common and preferred stock interests in Federal-Mogul. All votes were due by the close of business on November 3, 2004. Although the Plan Proponents have granted extensions of the November 3, 2004 voting deadline to a few significant claimants, the voting agent has confirmed that the overwhelming majority of the classes of claims and interests have voted to accept the Plan. For the few classes of claims that voted to reject the Plan, the Plan Proponents intend to either amend the Plan so as to obtain such classes’ accepting votes or seek to confirm the Plan over the objection of such classes.

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

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a DIP credit facility to supplement liquidity and fund operations during the restructuring proceedings. In December 2004, Federal-Mogul renegotiated its DIP credit facility. Prior to December 2004, Federal-Mogul’s DIP credit facility had an interest rate of either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greater of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point.

The December 2004 DIP credit facility expires in December 2005, and the interest rate is either the alternate base rate (“ABR”) plus 1¼ percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2¼ percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus ½ percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

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

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	December 31
	2004	2003
Accounts payable to affiliated companies	$618.1	$618.1
Accounts payable	26.8	26.5
Environmental liabilities	3.1	3.5
Other accrued liabilities	1.1	0.9
Debt	1.0	1.0

	$650.1	$650.0

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

During December 2004, Powertrain divested its transmission operations located in Dayton, Ohio. Powertrain received aggregate proceeds of $8.2 million. The sale resulted in a net gain of $2.8 million.

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During April 2003, Powertrain completed the divestitures of its U.S. camshaft operations, which include manufacturing operations in Grand Haven, Michigan and Orland, Indiana, as well as the Company’s share of an assembled camshaft joint venture operation in Grand Haven. Powertrain received aggregate proceeds of $14.7 million.

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

Further information related to Powertrain’s discontinued operations is as follows:

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Net sales	$10.0	$29.9	$97.1
Cost of products sold	12.0	30.3	94.0

Gross margin	(2.0)	(0.4)	3.1
Restructuring charges	—	0.1	0.9
Adjustment of long-lived assets to fair value	—	12.1	—
Net loss (income) on divestitures	(2.8)	5.0	1.7
Other (income) expense, net	—	(0.6)	1.0

Income (loss) before income taxes	0.8	(17.0)	(0.5)
Income tax expense	—	—	0.2

Income (loss) from discontinued operations before cumulative effect of change in accounting principle	0.8	(17.0)	(0.7)
Cumulative effect of change in accounting principle	—	—	(5.7)

Income (loss) from discontinued operations	$0.8	$(17.0)	$(6.4)

4. Inventories

Inventories consisted of the following:

	December 31
	2004	2003
	(Millions of Dollars)
Raw materials	$7.5	$9.1
Work-in-process	10.3	9.9
Finished goods	12.0	13.6

	29.8	32.6
Valuation reserves	(1.7)	(2.4)

	$28.1	$30.2

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Estimated Useful Life	December 31
		2004	2003
		(Millions of Dollars)
Land	—	$3.2	$3.9
Buildings and building improvements	24-40 years	62.2	65.5
Machinery and equipment	3-12 years	323.0	349.5

		388.4	418.9
Accumulated depreciation		(166.0)	(163.1)

		$222.4	$255.8

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions:

2005	$1.0
2006	1.0
2007	1.0
2008	0.8
2009	0.8
Thereafter	0.7

Total rental expense under operating leases for the years ended December 31, 2004, 2003 and 2002 was $2.2 million, $2.3 million and $2.5 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

6. Adjustment of Assets to Fair Value

Definite-Lived Long-Lived Assets

Powertrain recorded impairment charges for the years ended December 31, 2004, 2003 and 2002 of $9.0 million, $0.2 million and $25.3 million, respectively, to adjust long-lived tangible assets to their estimated fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). The charges were recorded to write-down property, plant and equipment at facilities that the Company is closing or consolidating into other facilities. The fair value of property, plant and equipment was based upon estimated discounted future cash flows and estimates of salvage value. The impairment charges represent the difference between the estimated fair values and the carrying value of the subject assets.

Goodwill and Other Indefinite-Lived Intangible Assets

Effective January 1, 2002, Powertrain adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) resulting in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. The adoption of this standard also required the reclassification of various intangible asset classes according to the measurability of their useful lives. Upon the adoption of SFAS No. 142, Powertrain recorded a non-cash charge of $196.5 million to reduce the carrying value of its goodwill and indefinite-lived intangible assets to their estimated fair value as required by SFAS No. 142. The charge is presented as a cumulative effect of change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002. Powertrain completed its required annual impairment analyses as of October 1, 2004 and, based upon these analyses, no impairment charge was required.

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7. Restructuring Charges

Powertrain recognized $1.0 million, $1.8 million, and $10.3 million of restructuring charges in 2004, 2003, and 2002, respectively, primarily related to severance costs associated with the continuing consolidation of operations to maximize production efficiencies and achieve economies of scale. Cash payments against these restructuring reserves during 2004 and 2003 were $4.0 and $4.9 million, respectively. There were no cash payments for restructuring charges in 2002.

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

Environmental reserves were $5.9 million and $6.4 million at December 31, 2004 and 2003, respectively and are included in the consolidated balance sheets as follows:

	December 31
	2004	2003
	(Millions of Dollars)
Current liabilities	$1.1	$1.4
Long-term accrued liabilities	1.7	1.5
Liabilities subject to compromise	3.1	3.5

	$5.9	$6.4

The decrease in the reserve during 2004 resulted primarily from a downward adjustment of certain reserves based on new and more accurate estimates of expected costs. Management believes that such accruals will be adequate to cover Powertrain’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Powertrain, Powertrain’ results of operations and financial condition could be materially affected. At December 31, 2004, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $5 million.

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

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

produce new and better information that requires Powertrain to revise its best estimate of total site cleanup costs and its own share of such costs.

9. Redeemable Stock

In 1994, Federal-Mogul Piston Rings Inc., which is a wholly-owned subsidiary of Powertrain, issued 862 shares of class B common stock, redeemable at the option of the holder, to a minority investor. The shares of class B stock were redeemable for $23,201.85 per share plus accrued dividends. This redeemable stock is included in “minority interest in consolidated subsidiaries” in the consolidated balance sheet at December 31, 2003.

In July 2004, Federal-Mogul Piston Rings Inc. reached an agreement with the minority investor whereby the investor exchanged its shares of class B stock for a general unsecured claim of $1.5 million. The settlement agreement was approved by the Bankruptcy Court on July 30, 2004. As a result of this agreement, Powertrain recorded a gain of $18.5 million.

10. Long-Term Debt and Other Financing Arrangements

Powertrain’s cash and indebtedness is managed on a worldwide basis by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Powertrain, is provided through this consolidated cash and debt management system. As a result, the amount of cash or debt historically related to Powertrain is not determinable.

Federal-Mogul allocated to Powertrain $666.1 million of the debt incurred to purchase T&N, plc. and calculated interest at a rate of 6% through the Petition date. In accordance with SOP 90-7, Powertrain stopped recording interest expense on its outstanding notes effective October 1, 2001. Powertrain’s contractual interest not accrued or paid for each of the years 2004, 2003 and 2002 for this note was $40.0 million. Since the petition date, Powertrain has been relieved a total of $130.0 million interest payable under this note.

Federal-Mogul has pledged 100% of Powertrain’s capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Powertrain has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul’s Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowing outstanding on such agreements aggregated $4,026.9 million and $4,020.7 million as of December 31, 2004 and 2003, respectively.

11. Net Parent Investment

Changes in net parent investment were as follows (in millions of dollars):

Balance at January 1, 2002	$53.9
Net loss	(206.3)
Intercompany transactions, net	(21.6)

Balance at December 31, 2002	(174.0)
Net income	11.5
Intercompany transactions, net	(90.0)

Balance at December 31, 2003	(252.5)
Net income	39.8
Intercompany transactions, net	(48.9)

Balance at December 31, 2004	$(261.6)

FEDERAL-MOGUL POWERTRAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

12. Income Taxes

Powertrain files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Components of income tax expense
Current	$0.2	$0.1	$1.5
Deferred	—	—	2.2

Income tax expense	$0.2	$0.1	$3.7

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended December 31
	2004	2003	2002
U.S. Federal statutory rate	35%	35%	35%
State and local taxes	1	5	(39)
Nondeductible goodwill and other	(16)	(5)	34
Valuation allowance	(19)	(34)	(120)

Effective tax rate	1%	1%	(90)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset are non-deductible accruals, intangible assets and depreciation timing differences.

	December 31
	2004	2003
	(Millions of Dollars)
Net current deferred tax liabilities	$6.8	$9.5
Net long-term deferred tax assets	373.8	386.0

Gross deferred tax assets	380.6	395.5
Valuation allowance	(380.6)	(395.5)

Net deferred tax assets	$—	$—

13. Pension Plans

Powertrain is included in the Federal-Mogul Corporation Pension Plan. As such the related pension liability is included in Net Parent Investment at December 31, 2004 and 2003. The pension charge allocated to Powertrain, was $5.1 million, $5.4 million and $6.4 million for 2004, 2003 and 2002, respectively.

14. Postretirement Benefits Other Than Pensions

Benefits provided to employees of Powertrain under various Federal-Mogul postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 85% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $3.1 million, $4.8 million and $4.9 million for 2004, 2003 and 2002, respectively.

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

Powertrain operates in a single business segment. Powertrain manufactures and distributes pistons, piston pins, rings, cylinder liners, engine bearings, valve train and transmission products and sealing systems. Powertrain’s largest customers are Ford Motor Co. and General Motors Corporation, which collectively accounted for 28%, 34% and 34%, of Powertrain’s net sales in 2004, 2003, and 2002, respectively. All revenues and assets of Powertrain reside in the United States.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Piston Rings, Inc., a wholly-owned subsidiary of Federal-Mogul Corporation, as of December 31, 2004 and 2003, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federal-Mogul Piston Rings, Inc. at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP
Detroit, Michigan
February 25, 2005

FEDERAL-MOGUL PISTON RINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Third party sales	$105.3	$91.8	$93.6
Affiliate sales	13.3	12.2	11.5

Total net sales	118.6	104.0	105.1
Cost of products sold	105.7	93.1	93.8

Gross margin	12.9	10.9	11.3
Selling, general and administrative expenses	10.1	7.9	7.8
Gain on settlement of outstanding claim	(18.5)	—	—
Other expense, net	2.0	1.9	2.1

Earnings before income taxes and cumulative effect of change in accounting principle	19.3	1.1	1.4
Income tax expense	0.2	0.1	0.7

Earnings before cumulative effect of change in accounting principle	19.1	1.0	0.7
Cumulative effect of change in accounting principle	—	—	(47.3)

Net Income (Loss)	$19.1	$1.0	$(46.6)

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PISTON RINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2004	2003
	(Millions of Dollars)
ASSETS
Current Assets:
Accounts receivable, net	$10.2	$12.1
Inventories, net	7.2	6.1
Other	0.7	0.7

Total Current Assets	18.1	18.9
Property, plant and equipment, net	58.5	62.9
Other noncurrent assets	2.5	—

	$79.1	$81.8

LIABILITIES AND NET PARENT INVESTMENT
Current Liabilities:
Accounts payable	$3.3	$2.9
Other accrued liabilities	7.4	8.7

	10.7	11.6
Liabilities subject to compromise	153.8	152.2
Other long-term liabilities	1.3	1.2
Redeemable stock	—	20.0
Net Parent Investment	(86.7)	(103.2)

	$79.1	$81.8

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PISTON RINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net income (loss)	$19.1	$1.0	$(46.6)
Adjustments to reconcile net earnings (loss) to net cash provided from operating activities
Cumulative effect of change in accounting principle	—	—	47.3
Depreciation and amortization	8.7	8.2	9.8
Settlement of outstanding claim	(18.5)	—	—
(Increase) decrease in accounts receivable	1.9	(4.4)	1.6
(Increase) decrease in inventories	(1.1)	2.0	(3.4)
Increase in accounts payable	0.4	—	0.7
Changes in other assets and liabilities	(3.4)	3.4	(5.5)

Net Cash Provided From Operating Activities	7.1	10.2	3.9
Cash Used By Investing Activities
Capital expenditures	(4.5)	(5.2)	(9.1)

Net Cash Used By Investing Activities	(4.5)	(5.2)	(9.1)
Cash Provided From (Used By) Financing Activities
Transfers (to) from parent	(2.6)	(5.0)	5.2

Net Cash Provided From (Used By) Financing Activities	(2.6)	(5.0)	5.2

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

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

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and Piston Rings’ historical experience of write-offs. If not reserved through specific examination procedures, Piston Rings’ general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $0.7 million and $0.8 million at December 31, 2004 and 2003, respectively.

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

Recoverable Customer Engineering and Tooling: Pre-production tooling and engineering costs that Piston Rings will not own and that will be used in producing Piston Rings under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Piston Rings the non-cancelable right to use the tools or the reimbursement of such costs is agreed to by the customer. Pre-production tooling and engineering costs that are

FEDERAL-MOGUL PISTON RINGS, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

owned by Piston Rings are capitalized as part of machinery and equipment, and are depreciated over the shorter of the toolings’ expected life or the duration of the related program.

Fair Value of Financial Instruments: The carrying amounts of certain financial instruments such as accounts payable approximate their fair value.

Net Parent Investment: The net parent investment account reflects the balance of Piston Rings’ historical earnings, intercompany amounts, income taxes accrued and deferred, postemployment liabilities and other transactions between Piston Rings and Federal-Mogul.

Reclassifications: Certain items in the prior years financial statements have been reclassified to conform with the presentation used in 2004.

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

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

FEDERAL-MOGUL PISTON RINGS, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On June 4, 2004, the Third Amended Joint Plan of Reorganization (the “Plan”) for Federal-Mogul and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court. The Plan was jointly proposed by Federal-Mogul, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”). Also on June 4, 2004, a Disclosure Statement to be used in soliciting votes to accept or reject the Plan (the “Disclosure Statement”) was approved by the Bankruptcy Court and a December 2004 hearing was scheduled to determine whether the Bankruptcy Court should approve the Plan. On December 7, 2004, the Bankruptcy Court delayed this confirmation hearing pending a hearing to estimate asbestos personal injury claims against the U.K. Debtors. Such estimation hearing has not yet been scheduled.

On July 12, 2004, solicitation packages containing the Plan and Disclosure Statement, various supporting documents and a ballot, if appropriate, were mailed to known creditors of Federal-Mogul and holders of common and preferred stock interests in Federal-Mogul. All votes were due by the close of business on November 3, 2004. Although the Plan Proponents have granted extensions of the November 3, 2004 voting deadline to a few significant claimants, the voting agent has confirmed that the overwhelming majority of the classes of claims and interests have voted to accept the Plan. For the few classes of claims that voted to reject the Plan, the Plan Proponents intend to either amend the Plan so as to obtain such classes’ accepting votes or seek to confirm the Plan over the objection of such classes.

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

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a DIP credit facility to supplement liquidity and fund operations during the restructuring proceedings. In December 2004, Federal-Mogul renegotiated its DIP credit facility. Prior to December 2004, Federal-Mogul’s DIP credit facility had an interest rate of either the alternate base rate (“ABR”) plus 2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 3 percentage points. The ABR is the greater of either the bank’s prime rate or the base CD rate plus 1 percentage point or the federal funds rate plus ½ percentage point.

The December 2004 DIP credit facility expires in December 2005, and the interest rate is either the alternate base rate (“ABR”) plus 1¼ percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2¼ percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus ½ percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

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

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

	December 31
	2004	2003
	(Millions of Dollars)
Accounts payable and accrued liabilities	$5.9	$4.4
Accounts payable to affiliated companies	146.6	146.5
Environmental liabilities	1.3	1.3

Total	$153.8	$152.2

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

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

to resolve these matters. Although difficult to quantify based on the complexity of the issues, Piston Rings has accrued amounts corresponding to its best estimate of the costs associated with such matters based upon current available information from site investigations and consultants.

Environmental reserves were $3.6 million and $3.7 million at December 31, 2004 and 2003, respectively and are included in the consolidated balance sheets as follows:

	December 31
	2004	2003
	(Millions of Dollars)
Current liabilities	$0.9	$1.2
Long-term accrued liabilities	1.4	1.2
Liabilities subject to compromise	1.3	1.3

	$3.6	$3.7

The decrease in the reserve during 2004 resulted primarily from a downward adjustment of certain reserves based on new and more accurate estimates of expected costs. Management believes that such accruals will be adequate to cover Piston Rings’ estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Piston Rings, Piston Rings’ results of operations and financial condition could be materially affected. At December 31, 2004, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $4 million.

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

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. Inventories

Inventories consisted of the following:

	December 31
	2004	2003
	(Millions of Dollars)
Raw materials.	$0.9	$0.5
Work-in-process	3.8	3.1
Finished goods	2.6	2.7

	7.3	6.3
Valuation reserves	(0.1)	(0.2)

	$7.2	$6.1

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Estimated Useful Life	December 31
		2004	2003
		(Millions of Dollars)
Land	—	$0.4	$0.4
Buildings and building improvements	24-40 years	14.8	13.7
Machinery and equipment	3-12 years	91.6	89.2

		106.8	103.3
Accumulated depreciation		(48.3)	(40.4)

		$58.5	$62.9

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions:

2005	$0.2
2006	0.1
2007	0.1
2008	0.1
2009	0.1
Thereafter	—

Total rental expense under operating leases for the years ended December 31, 2004, 2003 and 2002 was $0.2 million, $0.2 million and $0.3 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

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

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7. Redeemable Stock

Piston Rings issued 862 shares of Class B common stock, redeemable at the option of the holder, to a minority investor in 1994. The shares of Class B stock were redeemable for $23,201.85 per share plus accrued dividends.

In July 2004, Federal-Mogul Piston Rings Inc. reached an agreement with the minority investor whereby the investor exchanged its shares of class B stock for a general unsecured claim of $1.5 million. The settlement agreement was approved by the Bankruptcy Court on July 30, 2004. As a result of this agreement, Piston Rings recorded a gain of $18.5 million.

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

Federal-Mogul allocated to Piston Rings $110.8 million of the debt incurred to purchase T&N plc and calculated interest at a rate of 6% through the Petition date. In accordance with SOP 90-7, Piston Rings stopped recording interest expense on its outstanding notes, effective October 1, 2001. For the years ended December 31, 2004, 2003 and 2002 Piston Rings’ contractual interest not accrued or paid for this note was $6.6 million. Since the petition date, Piston Rings has been relieved a total of $21.5 million of interest payable under this note.

Federal-Mogul has pledged 100% of Piston Rings’ capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Piston Rings has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul’s Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowings outstanding on such agreements aggregated $4,026.9 million and $4,020.7 million as of December 31, 2004 and 2003, respectively.

9. Net Parent Investment

Changes in net parent investment were as follows (in millions of dollars):

Balance at January 1, 2002	$(57.8)
Net loss	(46.6)
Intercompany transactions, net	5.2

Balance at December 31, 2002	(99.2)
Net income	1.0
Intercompany transactions, net	(5.0)

Balance at December 31, 2003	(103.2)
Net income	19.1
Intercompany transactions, net	(2.6)

Balance at December 31, 2004	$(86.7)

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10. Income Taxes

Piston Rings files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Components of income tax expense
Current	$0.2	$0.1	$0.1
Deferred	—	—	0.6

Income tax expense	$0.2	$0.1	$0.7

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended December 31
	2004	2003	2002
Effective tax rate reconciliation:
U.S. Federal statutory rate	35%	35%	35%
State and local taxes	1	9	5
Other non-taxable income	(34)	—	—
Valuation allowance	(1)	(35)	10

Effective tax rate	1%	9%	50%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset are non-deductible accruals and amortization and depreciation timing differences.

	December 31
	2004	2003
	(Millions of Dollars)
Net current deferred tax assets	$1.3	$1.5
Net long-term deferred tax assets	44.1	60.3

Gross deferred tax assets	45.4	61.8
Valuation allowance	(45.4)	(61.8)

Net deferred tax assets	$—	$—

11. Pension Plans

Piston Rings is included in the Federal-Mogul Corporation Pension Plan. As such, the related pension liability is included in Net Parent Investment at December 31, 2004 and 2003.

The pension charge allocated to Piston Rings was $0.9 million, $0.8 million and $0.8 million for 2004, 2003 and 2002, respectively.

12. Postretirement Benefits Other Than Pensions

As part of T&N plc. and subsequently Federal-Mogul, benefits provided to employees of Piston Rings under various postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 95% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $2.5 million, $4.8 million and $4.9 million for 2004, 2003 and 2002, respectively.

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Piston Rings operates in a single business segment. Piston Rings manufactures and distributes piston rings for use in many engine markets including automotive, heavy-duty, diesel, locomotive and compressors. In addition, Piston Rings manufactures and distributes liners to automotive and heavy-duty engine assemblers. Five customers accounted for a combined 62%, 60% and 55% of total revenues in 2004, 2003 and 2002, respectively. All revenues and assets of Piston Rings reside in the United States.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL-MOGUL CORPORATION

By:	/s/ G. Michael Lynch
G. Michael Lynch
Executive Vice President and Chief Financial Officer, Principal Financial Officer

By:	/s/ Michael J. Widgren
Michael J. Widgren
Chief Accounting Officer

By:	/s/ Lance M. Lis
Lance M. Lis
Power of Attorney

Date: February 26, 2005