Form 10-Q
period 2005-03-31
FEDERAL MOGUL CORP
filed 2005-04-29
CIK 34879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☐    No   ☒

As of April 27, 2005, there were 89,057,696 outstanding shares of the registrant’s $5.00 stated value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarter Ended March 31, 2005

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).

Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “seek” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. From time to time, Federal-Mogul Corporation (the “Company”) also may provide oral or written forward-looking statements in other materials released to the public. Such statements are made in good faith by the Company pursuant to the “Safe Harbor” provisions of the Reform Act.

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

Chapter 11 Filing

•	Factors relating to Federal Mogul’s filing for Chapter 11 in the U.S. and the filing for Administration by certain of Federal Mogul’s subsidiaries in the U.K. such as: the possible disruption of relationships with creditors, customers, and employees; the Company’s ability to implement its plan of reorganization in the U.S. and scheme of arrangement in the U.K.; the outcome of asbestos litigation proceedings; and the Company’s compliance with its debtor-in-possession credit facility.

Legal and Environmental Proceedings

•	Legal actions and claims of undetermined merit and amount involving, among other things, product liability, warranty, recalls of products manufactured or sold by the Company, and environmental and safety issues involving the Company’s products or facilities.

•	The merit and amount of claims to reinsurance carriers for asbestos related claims, and the financial viability of and resources available to the reinsurance carriers to meet these claims.

Business Environment and Economic Conditions

•	The Company’s ability to generate cost savings or manufacturing efficiencies to offset or exceed contractually or competitively required price reductions or price reductions to obtain new business.

•	Variations in the financial or operational condition of the Company’s significant customers, particularly the world’s original equipment manufacturers of commercial and personal vehicles.

•	Fluctuations in the price and availability of raw materials and other supplies used in the manufacturing and distribution of the Company’s products.

•	Material shortages, transportation system delays, or other difficulties in markets where the Company purchases supplies for the manufacturing of its products.

•	Significant work stoppages, disputes, or any other difficulties in labor markets where the Company obtains materials necessary for the manufacturing of its products or where its products are manufactured, distributed or sold.

•	Increased development of fuel cells, hybrid-electric or other non-combustion engine technologies.

•	The Company’s ability to obtain cash adequate to fund its needs, including the borrowings available under its debtor-in-possession credit facility and the availability of financing for the Company’s subsidiaries not included under the voluntary filing for Chapter 11 in the U.S. or Administration in the U.K.

•	Changes in actuarial assumptions, interest costs and discount rates, and fluctuations in the global securities markets which directly impact the valuation of assets and liabilities associated with the Company’s pension and other postemployment benefit plans.

Other Factors

•	Various worldwide economic, political and social factors, changes in economic conditions, currency fluctuations and devaluations, credit risks in emerging markets, or political instability in foreign countries where the Company has significant manufacturing operations, customers or suppliers.

•	Physical damage to or loss of significant manufacturing or distribution property, plant and equipment due to fire, weather or other factors beyond the Company’s control.

•	New or expanded litigation activity regarding alleged asbestos claims against subsidiaries of the Company not included in either the U.S. Chapter 11 or the U.K. Administration Proceedings.

•	Legislative activities of governments, agencies, and similar organizations, both in the United States and in foreign countries, that may affect the operations of the Company.

•	Possible terrorist attacks or acts of aggression or war, that could exacerbate other risks such as slowed vehicle production or the availability of supplies for the manufacturing of the Company’s products.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31
	2005	2004
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$1,633.2	$1,546.5
Cost of products sold	1,358.3	1,250.0

Gross margin	274.9	296.5
Selling, general and administrative expenses	249.7	241.8
Interest expense, net	28.8	25.6
Chapter 11 and Administration related reorganization expenses	30.0	26.0
Equity earnings of unconsolidated affiliates	(9.3)	(9.5)
Other (income) expense, net	(2.6)	11.8

Earnings (loss) from continuing operations before income tax expense	(21.7)	0.8
Income tax expense	26.6	20.0

Loss from continuing operations	(48.3)	(19.2)
Loss from discontinued operations, net of income tax benefit	—	(1.2)

Net loss	$(48.3)	$(20.4)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.54)	$(0.22)
Loss from discontinued operations, net of income tax benefit	—	(0.01)

Net loss per common share	$(0.54)	$(0.23)

See accompanying notes to consolidated financial statements

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	(Unaudited) March 31 2005	December 31 2004
	(Millions of dollars)
ASSETS
Current assets:
Cash and equivalents	$720.4	$700.6
Accounts receivable, net	1,118.4	1,049.5
Inventories, net	950.6	952.9
Prepaid expenses and other current assets	227.6	230.9

Total current assets	3,017.0	2,933.9
Property, plant and equipment, net	2,252.0	2,363.9
Goodwill and indefinite-lived intangible assets	1,280.3	1,283.7
Definite-lived intangible assets, net	325.0	335.3
Asbestos-related insurance recoverable	837.7	853.8
Prepaid pension costs	221.5	257.4
Other noncurrent assets	212.9	237.2

	$8,146.4	$8,265.2

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$387.8	$309.6
Accounts payable	441.3	435.9
Accrued liabilities	538.7	559.7
Other current liabilities	139.7	145.6

Total current liabilities	1,507.5	1,450.8
Liabilities subject to compromise	6,012.0	6,018.5
Long-term debt	8.8	10.1
Postemployment benefits	2,307.9	2,355.9
Long-term portion of deferred income taxes	108.7	102.0
Other accrued liabilities	218.0	221.2
Minority interest in consolidated subsidiaries	31.4	32.4
Shareholders’ deficit:
Series C ESOP preferred stock	28.0	28.0
Common stock	445.3	445.3
Additional paid-in capital	2,148.0	2,148.0
Accumulated deficit	(3,316.2)	(3,267.9)
Accumulated other comprehensive loss	(1,353.0)	(1,279.1)

Total shareholders’ deficit	(2,047.9)	(1,925.7)

	$8,146.4	$8,265.2

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2005	2004
	(Millions of Dollars)
Cash provided from (used by) operating activities
Net loss	$(48.3)	$(20.4)
Adjustments to reconcile net loss to net cash (used by) provided from operating activities:
Depreciation and amortization	93.0	84.7
Change in postemployment benefits, including pensions	30.3	30.8
Change in deferred taxes	8.9	0.1
Changes in operating assets and liabilities:
Increase in accounts receivable	(91.1)	(80.4)
Increase in inventories, net of involuntary conversion in 2004	(19.9)	(38.2)
Increase in accounts payable	17.6	58.7
Changes in other assets and liabilities, net of involuntary conversion in 2004	(1.5)	49.0
Insurance proceeds from involuntary conversion	—	35.0

Net cash (used by) provided from operating activities	(11.0)	119.3
Cash provided from (used by) investing activities
Expenditures for property, plant and equipment	(39.6)	(73.4)
Net proceeds from the sale of property, plant and equipment	5.3	11.0

Net cash used by investing activities	(34.3)	(62.4)
Cash provided from (used by) financing activities
Proceeds from borrowings on DIP credit facility	75.8	—
Principal payments on DIP credit facility	—	(10.0)
Increase (decrease) in short-term debt	3.9	(4.4)
Increase (decrease) in other long-term debt	(0.9)	0.2

Net cash provided from (used by) financing activities	78.8	(14.2)
Effect of foreign currency exchange rate fluctuations on cash	(13.7)	6.8

Increase in cash and equivalents	19.8	49.5
Cash and equivalents at beginning of period	700.6	472.4

Cash and equivalents at end of period	$720.4	$521.9

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005

1.	Basis of Presentation

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary to present a fair statement of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Certain items in the 2004 consolidated financial statements have been reclassified to conform to the presentation used in the current period.

Financial Statement Presentation: On October 1, 2001 (the “Petition Date”), the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring or the U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to any insolvency proceeding and, therefore, are not currently provided protection from creditors by any insolvency court and are operating in the normal course. The Chapter 11 Cases are further discussed in Note 2 to the consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments to amounts and/or changes of ownership, is highly uncertain. While operating as debtors-in-possession (“DIP”) under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrators or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization, scheme of arrangement, or company voluntary arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

The appropriateness of using the going concern basis for the Company’s financial statements is dependent upon, among other things: (i) the Company’s ability to comply with the terms of its DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; (v) confirmation of a scheme(s) of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

arrangement or company voluntary arrangement(s) in the U.K. under Administration; and (vi) the Company’s ability to achieve profitability following such confirmations.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all domestic and international subsidiaries that are more than 50% owned. Investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method. The Company does not hold a controlling interest in an entity based on exposure to economic risk and potential rewards (variable interest) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The Company continues to consolidate all of its Debtor subsidiaries that are more than 50% owned in accordance with Company policy and with Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. The Company believes that the facts and circumstances related to the Restructuring Proceedings continue to require consolidation of the U.K. Debtors as follows:

•	Pursuant to an agreement (“Protocol”) between the Administrators and the Company, the Company is currently in control of the day to day business of all of the U.K. Debtors. However, as described below, the Administrator has filed an Application with the U.K. Court to terminate the Protocol. The Administrators and the Company continue to engage in discussions regarding a potential consensual realization of the U.K. Debtors and an understanding by which the U.K. Debtors will remain debtors in possession while consensual realization is explored.

•	The current proposed Plan of Reorganization provides that the parent, which is also a Debtor entity, will emerge from the U.S. Restructuring concurrently with all Debtor subsidiaries.

•	The U.K. Debtor subsidiaries filed for the U.K. Restructuring Proceedings to resolve asbestos claims. To the extent any such U.K. Debtor subsidiary is unable to emerge from the Restructuring Proceedings in accordance with the Bankruptcy Code, that subsidiary would not receive the benefit from the permanent channeling of asbestos personal injury claimants to a trust or series of trusts established pursuant to section 524(g) of the Bankruptcy Code.

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

Discontinued Operations: During 2004, the Company completed the divestitures of its large bearings operations in Pinetown, South Africa and Uslar, Germany, and its transmission operation located in Dayton, Ohio. The aggregate net losses of these divestitures are reported as discontinued operations in the Company’s consolidated statements of operations for the three-month period ended March 31, 2004. Additional financial information related to the Company’s discontinued operations is presented in Note 6 to the Company’s consolidated financial statements, “Discontinued Operations”.

New Accounting Pronouncement: On December 16, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company adopted SFAS No. 123(R) effective January 1, 2005. The adoption of SFAS No. 123(R) did not have a material impact on the financial statements of the Company for the quarter ended March 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2.	Voluntary Reorganization under Chapter 11 and Administration

On October 1, 2001, Federal-Mogul and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 in the High Court. Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to any insolvency proceeding and, therefore, are not currently provided protection from creditors by any insolvency court and are operating in the normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. All vendors are being paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court, as applicable. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through plans of reorganization under the Bankruptcy Code and/or schemes of arrangement or company voluntary arrangements under the Act.

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

On June 4, 2004, the Third Amended Joint Plan of Reorganization (the “Plan”) for the Company and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court. The Plan was jointly proposed by the Company, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”). Also on June 4, 2004, a Disclosure Statement to be used in soliciting votes to accept or reject the Plan (the “Disclosure Statement”) was approved by the Bankruptcy Court and a December 2004 hearing was scheduled to determine whether the Bankruptcy Court should approve the Plan. In part due to opposition to the Plan by the Administrators based on their view of asbestos claims, on December 7, 2004, the Bankruptcy Court delayed this confirmation hearing pending a hearing to estimate asbestos personal injury claims against the U.K. Debtors. This estimation hearing has been scheduled to begin on June 14, 2005 and it is unclear whether or not the estimation will be given effect in the U.K.

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

On February 2, 2005, the Company entered into an employment agreement with José Maria Alapont under which Mr. Alapont has become the Company’s President and Chief Executive Officer. As part of this employment agreement, the Plan Proponents have agreed to amend the Plan to provide Mr. Alapont with non-qualified stock options to purchase common stock of the reorganized Federal-Mogul. Significant terms and conditions of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

contemplated stock options are outlined in the employment agreement previously filed with the SEC on Form 8-K dated February 2, 2005.

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although certain issues remain to be resolved, including the issues of the quantity and amount of asbestos and pension claims against the U.K. Debtors, the Plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, and 50.1% of newly authorized and issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trusts, and 49.9% of the newly authorized and issued common stock will be distributed pro rata to the noteholders. In addition, the holders of currently outstanding common and preferred stock of Federal-Mogul will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price.

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

The Plan Proponents have prepared forms of Schemes of Arrangement and CVAs to be submitted for the U.K. Debtors in the U.K. Restructuring proceedings. These forms of Schemes of Arrangement and CVAs parallel the provisions of the Plan to the fullest extent possible under English and Scottish insolvency law. Under English and Scottish law, the Administrators are the only persons with authority to recommend and submit Schemes of Arrangement and/or CVAs. The Administrators have not yet agreed to recommend the Schemes of Arrangement and CVAs that parallel the Plan. If an agreement on the Schemes of Arrangements and CVAs cannot be reached, the Plan Proponents will work toward an agreement with the Administrators to retain the businesses of those U.K. Debtors that are valuable to Federal-Mogul and its customers and to jointly market those U.K. Debtors that are not valuable to Federal-Mogul and its customers. This process is consistent with the Company’s strategy to focus on core business segments, and to consider for divestiture or other exit activities those non-core operations determined by management not to have a sustainable competitive advantage.

In October 2004, the Administrators applied to the High Court for directions related to: 1) questions of fairness of the Plan; 2) the approach of the High Court to CVAs and schemes of arrangement designed to implement the Plan within the U.K.; 3) the compatibility with English pension laws of the proposals for the trustees of pension schemes of the U.K. debtors; and 4) the impact under English insolvency law should the Administrators not propose CVAs and schemes of arrangement. In response to the application for directions, the High Court directed the Administrators to not propose schemes of arrangement and CVAs consistent with the draft schemes and draft CVAs included within the currently filed Plan without further order of the High Court. In addition, the High Court directed the Administrators to not convene meetings of creditors of the U.K. Companies pursuant to any demands or requisitions made pursuant to the Plan. Additionally, the High Court granted the Administrators leave to modify their consent, if necessary, with the directors of the U.K. Debtors exercising their powers either to a) promote and/or confirm the Plan; or b) file or continue any motion in the Bankruptcy Court which seeks relief in relation to the Administrators or the U.K. Debtors. This was part of the Administrators efforts, and those of certain creditors of the U.K. Debtors, to oppose the Plan.

If the Plan Proponents and the Administrators cannot reach an agreement regarding either Schemes of Arrangement and CVAs that parallel the Plan or the means by which the Company will retain the businesses of those U.K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debtors that are valuable to the Company and its customers, then the Company believes one or more of the following may occur with respect to each U.K. Debtor: (a) the High Court may be asked by the Plan Proponents to approve the Plan with respect to the U.K. Debtors as a matter of comity; or (b) the Company may bid for those businesses and/or assets of the U.K. Debtors that are valuable to the Company and its customers and any actual or deemed transfer of assets to the Company in connection therewith shall be entitled to the benefits of the injunction pursuant to Section 524(g) of the Bankruptcy Code. The Plan provides that if the Company is not the successful bidder, the injunction pursuant to Section 524(g) of the Bankruptcy Code shall not apply to the transfer of any assets to any entity other than the Company or its designee. The Company believes that, in the event the assets of the U.K. debtors are marketed for public sale, the Company ultimately will be the successful bidder for those assets that are valuable to the Company and its customers. Any remaining assets would be liquidated. The Company believes that such a non-consensual process with the Administrators is not in the best interest of the creditors of the U.K. Debtors, including pension creditors, and employees of the U.K. Debtors, and that the failure to arrive at a consensual plan could be damaging to the interests of such parties.

The Administrators have applied to the High Court for a direction to terminate the Protocol at such time when the Administrators deem it appropriate as part of a process to realize the business and assets of the U.K. Debtors. The Company and the other Plan Proponents have not consented to a realization of the assets of the U.K. Debtors and do not believe that a realization (absent approval by the U.S. Court, by agreement or otherwise) is consistent with U.S. law as Chapter 11 cases exist for each of the U.K. Debtors. The Company and Plan Proponents continue to work to resolve disagreements with the Administrators and accommodate the differences between U.K. and U.S. law.

The Company cannot predict at this time the outcome of the court proceedings or the discussions between the Company and the Administrators or the effect on the viability of the Plan. The Company is also unable to predict at this time what treatment will be accorded to claims arising against the U.K. Debtors arising from intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date.

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, the Company entered into a DIP credit facility to supplement liquidity and fund operations during the restructuring proceedings. The December 2004 DIP credit facility expires in December 2005, and the interest rate is either the alternate base rate (“ABR”) plus 1¼ percentage points or the London Inter-Bank Offered Rate (“LIBOR”) plus 2¼ percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus ½ percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

The Company’s available borrowings under the existing DIP credit facility are determined by the underlying collateral at any point in time, consisting of domestic inventories and domestic accounts receivable. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. Amounts available and outstanding on the DIP credit facility are further discussed in Note 10 to the consolidated financial statements.

As a condition of granting the DIP credit facility priority over the collateral interest of the Senior Credit Agreements, the Bankruptcy Court ordered that the noteholders receive, in cash, adequate protection payments equal to one-half of one percent (0.5%) of the outstanding notes per year. These cash payments, which approximate $2.6 million per quarter, are recorded as interest expense in the statements of operations. All cash adequate protection payments made to the noteholders are provisional in nature and are subject to recharacterization, credit against allowed claims, or other relief if the Bankruptcy Court were to ultimately conclude that the noteholders were not entitled to such payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Bankruptcy Court further ordered additional adequate protection to the noteholders in the form of either cash payment of one-half of one percent (0.5%) of the outstanding notes per year or the granting of an administrative expense claim pursuant to Section 507(b) of the Bankruptcy Code in the amount of one percent (1.0%) of the outstanding notes per year. The Company has elected to grant an administrative expense claim in favor of the noteholders for this additional adequate protection. All adequate protection administrative expense claims inured in favor of the noteholders are provisional in nature and subject to challenge by all parties-in-interest to the Restructuring Proceedings. Thus, the ultimate amount and related payment terms, if any, for these administrative expense claims will be established in connection with the Restructuring Proceedings. Accordingly, such administrative expense claims, approximating $73 million as of March 31, 2005, have not been recorded in the accompanying financial statements.

Financial Statement Classification

Virtually all of the Company’s pre-petition debt is in default. At March 31, 2005, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise”. This includes debt outstanding of $1,935.7 million under the pre-petition Senior Credit Agreements and $2,118.2 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $29.1 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

As a result of the Restructuring Proceedings, the Company is in default to its affiliate holder of its convertible junior subordinated debentures and is no longer accruing interest expense or making interest payments on the debentures. As a result, the affiliate will no longer have the funds available to pay distributions on the Company-Obligated Mandatorily Redeemable Preferred Securities and stopped accruing and paying such distributions on October 1, 2001. The affiliate is in default on the Company-Obligated Mandatorily Redeemable Preferred Securities. The Company is a guarantor on the outstanding debentures and, as a result of the default, the Company has become a debtor directly to the holders of the debentures. This liability is a pre-petition liability. As a result, the Company has classified these securities as “Liabilities subject to compromise” in the consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Liabilities subject to compromise include the following:

	March 31 2005	December 31 2004
	(Millions of Dollars)
Debt	$4,024.8	$4,026.9
Asbestos liabilities	1,578.9	1,584.0
Accounts payable	203.8	204.5
Company-obligated mandatorily redeemable securities	114.6	114.6
Interest payable	43.9	43.9
Environmental liabilities	24.8	23.6
Other accrued liabilities	21.2	21.0

Subtotal	6,012.0	6,018.5
Intercompany payables to affiliates	3,271.9	3,301.3

	$9,283.9	$9,319.8

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

Cash in the United Kingdom is available only for use by the debtor entities within the United Kingdom and is not available for use outside of such entities. At March 31, 2005 and December 31, 2004, such cash balances were approximately $411 million and $425 million, respectively.

Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended March 31
	2005	2004
	(Millions of Dollars)
Professional fees directly related to the filing	$27.2	$23.2
Critical employee retention costs	2.8	2.0
Other direct costs	—	0.8

	$30.0	$26.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Approximately 10,600 proofs of claim totaling approximately $158.5 billion alleging a right to payment from a Debtor were filed in connection with the March 3, 2003 bar date as follows:

•	Approximately 2,200 claims, totaling approximately $142.1 billion, which the Company believes should be disallowed by the Bankruptcy Court primarily because these claims appear to be duplicate or unsubstantiated claims.

•	Approximately 400 claims, totaling approximately $8.1 billion, are associated with asbestos-related contribution, indemnity, or reimbursement claims. Based upon its preliminary review, the Company believes that a large number of these claims should be disallowed as contingent contribution or reimbursement claims.

•	Approximately 100 claims, totaling approximately $7.1 billion, represent bank and note-holder debt claims. The Company has previously recorded approximately $4.2 billion for these claims, which is included in the financial statement caption “Liabilities subject to compromise.” The Company believes amounts in excess of its books and records are duplicative and will ultimately be resolved in the consensual plan of reorganization.

•	Approximately 3,800 claims, totaling approximately $200 million, are alleging asbestos-related property damage. The Company entered into a stipulation with certain claimants that resulted in the withdrawal of approximately 1,200 of these claims with prejudice. Based on its review, the Company believes most of the remaining claims are duplicative or unsubstantiated.

•	Approximately 2,000 claims, totaling approximately $40 million, have been reviewed and are deemed allowed by the Company. The liability for such claims is included within the financing statement caption “Liabilities subject to compromise.”

The Company has not completed its evaluation of the approximate remaining 2,100 claims, totaling approximately $1.0 billion, alleging rights to payment for financing, environmental, trade accounts payable and other matters. The Company continues to investigate these unresolved proofs of claim, and intends to file objections to the claims that are inconsistent with its books and records. As of March 31, 2005, the Debtors have filed objections to more than 5,600 proofs of claim, and have obtained stipulations or orders involving more than 3,800 claims, which (i) reduce the filed claims to an amount that is consistent with the Debtors books or records, (ii) completely disallow the claims, or (iii) withdraw the claims.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31
	2005	2004
	(Millions of Dollars)
Net sales	$971.2	$904.2
Cost of products sold	839.9	748.6

Gross margin	131.3	155.6
Selling, general and administrative expenses	167.4	162.7
Interest expense, net	27.9	24.5
Chapter 11 and Administration related reorganization expenses	30.0	26.0
Intercompany interest income from non-filers	(82.9)	(91.5)
Other income, net	(14.7)	(9.9)

Earnings from continuing operations before income taxes and equity loss of non-Debtor subsidiaries	3.6	43.8
Income tax expense	7.2	3.6

Earnings (loss) from continuing operations before equity loss of non-Debtor subsidiaries	(3.6)	40.2
Equity loss from continuing operations of non-Debtor subsidiaries	(44.7)	(59.4)

Loss from continuing operations	(48.3)	(19.2)
Loss from discontinued operations, net of income taxes, Debtors	—	(0.2)
Loss from discontinued operations, net of income taxes, non-Debtors	—	(1.0)

Net loss	$(48.3)	$(20.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Balance Sheets

	(Unaudited) March 31 2005	December 31 2004
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$414.2	$433.5
Accounts receivable, net	634.1	582.8
Accounts receivable, non-Debtors	467.4	458.0
Inventories, net	491.7	483.6
Prepaid expenses and other current assets	104.2	101.9

Total current assets	2,111.6	2,059.8
Property, plant and equipment, net	1,011.7	1,016.4
Goodwill and indefinite-lived intangible assets	1,101.6	1,097.6
Definite-lived intangible assets, net	273.6	280.3
Asbestos-related insurance recoverable	837.7	853.8
Loans receivable from and investments in non-Debtors	4,829.8	4,889.5
Other noncurrent assets	354.3	402.1

	$10,520.3	$10,599.5

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$353.4	$277.8
Accounts payable and accrued compensation	290.4	269.1
Accounts payable, non-Debtors	273.2	249.0
Other accrued liabilities	246.1	256.4

Total current liabilities	1,163.1	1,052.3
Postemployment benefits	2,004.0	2,033.5
Other accrued liabilities	117.2	119.6
Liabilities subject to compromise	9,283.9	9,319.8
Shareholders’ deficit	(2,047.9)	(1,925.7)

	$10,520.3	$10,599.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2005	2004
	(Millions of Dollars)
Net cash provided from (used by) operating activities	$(67.5)	$58.5
Cash provided from (used by) investing activities
Expenditures for property, plant and equipment	(17.6)	(37.4)
Net proceeds from the sale of property, plant and equipment	—	11.0

Net cash used by investing activities	(17.6)	(26.4)
Cash provided from (used by) financing activities
Proceeds from borrowings on DIP credit facility	75.8	—
Principal payments on DIP credit facility	—	(10.0)

Net cash provided from (used by) financing activities	75.8	(10.0)
Effect of foreign currency exchange rate fluctuations on cash	(10.0)	7.3

Increase (decrease) in cash and equivalents	(19.3)	29.4
Cash and equivalents at beginning of period	433.5	281.5

Cash and equivalents at end of period	$414.2	$310.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.	Adjustment of 2004 Goodwill Impairment Charge

During the fourth quarter of 2004, the Company performed its annual impairment analysis of goodwill and indefinite-lived intangible assets as required by SFAS No. 142 “Goodwill and Other Intangible Assets.” As a result of this analysis, the Company recorded an impairment charge as of December 31, 2004 in the Sealing Systems reporting unit of $193.7 million to adjust the carrying value of goodwill to its estimated fair value. The 2004 goodwill impairment charge was based upon a Phase I impairment analysis and represented the Company’s best estimate of the fair value of the underlying goodwill at December 31, 2004.

During the first quarter of 2005 the Company completed a Phase II impairment analysis, which included asset valuation and allocation procedures. Based upon this analysis, the goodwill impairment charge recorded during 2004 was reduced by $7.7 million, to $186 million, to reflect the amount of implied goodwill associated with the Sealing Systems reporting unit.

4.	Restructuring

The Company has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to lower cost markets. The Company defines restructuring expense to include costs directly associated with exit or disposal activities accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other postemployment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

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

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Company may from time to time record reversals of these reserves. Such reversals are recorded consistent with SEC Staff Accounting Bulletin No. 100 and result from actual costs at program completion being less than costs estimated at the commitment date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2.	Consolidation of administrative functions and standardization of manufacturing processes – As part of its productivity initiative, the Company has acted to consolidate its administrative functions and charge its manufacturing processes to reduce selling, general and administrative costs and improve operating efficiencies through standardization of processes.

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three months ended March 31, 2005. “SSP” and “AM” represent Sealing Systems and Systems Protection and Aftermarket, respectively.

	Powertrain	SSP	Friction	AM	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2004	$18.7	$3.8	$1.6	$2.9	$0.9	$27.9
Provisions	2.7	—	—	—	0.9	3.6
Reversals	—	—	—	(0.6)	(0.2)	(0.8)
Payments	(3.1)	(0.2)	(0.1)	(0.2)	—	(3.6)
Foreign currency	(1.1)	(0.2)	0.1	—	0.2	(1.0)

Balance of reserves at March 31, 2005	$17.2	$3.4	$1.6	$2.1	$1.8	$26.1

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs. These costs are associated with numerous programs designed to streamline the Company’s operations and reduce overall production costs. While these programs are an important part of the Company’s business strategy, the costs and related savings associated with many of these programs are not individually significant to the Company.

During December 2003, the Company announced the closure and relocation of its Bradford, United Kingdom piston operations (Powertrain) to other existing European manufacturing facilities with available capacity or with lower cost to manufacture. Expected savings associated with this activity are estimated to be approximately $14 million per annum. Approximately $1 million of severance payments were made against this reserve during the three months ended March 31, 2005. At March 31, 2005, the Company had remaining reserves of approximately $7 million related to this activity. While the closure of the Bradford facility was completed during 2004, severance payments related to this program will extend through 2014.

During 2001, the Company’s German engine bearing operations (Powertrain) announced restructuring programs to transfer certain low volume production with high labor content to low cost geographies, specifically Poland. Expected savings associated with this activity are estimated to be approximately $8 million per annum. At March 31, 2005, the Company had remaining reserves of approximately $5 million related to these activities. Payments of approximately $1 million were made against the reserve during the three months ended March 31, 2005. While the transfer of production was completed during 2004, payment of employee severance costs is expected to continue through 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.	Other (Income) Expense, Net

The specific components of “Other (income) expense, net” are as follows:

	Three Months Ended March 31
	2005	2004
	(Millions of Dollars)
Amortization of intangible assets	$4.5	$4.5
Adjustments of assets to fair value	3.0	3.1
Restructuring expense	2.8	—
Foreign currency exchange	1.2	5.3
Minority interest earnings in consolidated subsidiaries	0.8	1.5
Gain on sale of assets	(6.8)	(0.7)
Adjustment of 2004 goodwill impairment charge (see note 3)	(7.7)	—
Other	(0.4)	(1.9)

	$(2.6)	$11.8

6.	Discontinued Operations

During 2004, the Company completed the divestitures of its large bearings operations in Pinetown, South Africa and Uslar, Germany, and its transmission operation located in Dayton, Ohio. The aggregate net losses of these divestitures are reported as discontinued operations in the Company’s consolidated statements of operations for the three months ended March 31, 2004. Summarized financial information related to the Company’s discontinued operations for the three months ended March 31, 2004 is as follows (in millions of dollars):

Net sales	$6.5
Cost of products sold	6.3

Gross margin	0.2
Selling, general and administrative expenses	1.2
Other expense, net	0.3

Loss before income taxes	(1.3)
Income tax benefit	(0.1)

Loss from discontinued operations	$(1.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.	Inventories

Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 46% and 45% of inventories at March 31, 2005 and December 31, 2004, respectively. The remaining inventories are recorded using the first-in, first-out (FIFO) method. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories is provided in the table below:

	March 31 2005	December 31 2004
	(Millions of Dollars)
Raw materials	$192.6	$185.8
Work-in-process	164.2	157.7
Finished products	668.4	680.1

	1,025.2	1,023.6
Valuation reserves	(74.6)	(70.7)

	$950.6	$952.9

8.	Investments in Non-Consolidated Affiliates

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $148 million and $160 million at March 31, 2005 and December 31, 2004, respectively, and is included in the consolidated balance sheets as “other noncurrent assets.” The Company’s equity earnings of such affiliates amounted to approximately $9 million and $10 million for the three month periods ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, these entities generated sales of approximately $173 million, net income of approximately $22 million, and had total net assets at March 31, 2005 of approximately $350 million. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts, including pistons, pins, piston rings, and cylinder liners, to Original Equipment (“OE”) and Aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the investment partner. The contingent guarantee can be exercised at the discretion of the joint venture partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of March 31, 2005, the total amount of the contingent guarantee, were all triggering events to occur, approximated $55 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. Management also believes that exercise of the put option is not reasonably likely within the foreseeable future. However, if this put option were exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its investment partner.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

9.	Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31 2005	December 31 2004
	(Millions of Dollars)
Accrued compensation	$254.8	$255.5
Accrued income taxes	75.6	75.9
Accrued rebates	56.4	73.2
Accrued Chapter 11 and Administration expenses	41.0	44.8
Non-income taxes payable	36.8	34.5
Restructuring reserves	26.1	27.9
Accrued product returns	19.9	20.4
Accrued warranty	14.7	14.8
Accrued professional services	13.4	12.7

	$538.7	$559.7

10.	Debt

Long-term debt consisted of the following:

	March 31 2005	December 31 2004
	(Millions of Dollars)
DIP credit facility	$353.5	$277.7
Other	43.1	42.0

	396.6	319.7
Less: current maturities included in short-term debt	(387.8)	(309.6)

	$8.8	$10.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

	March 31 2005	December 31 2004
	(Millions of Dollars)
Contractual commitment	$500.0	$500.0
Mandatory commitment reductions – divestitures	—	—

Current commitment	$500.0	$500.0

Outstanding:
Current borrowings	$353.5	$277.7
Letters of credit	27.4	45.3

Total outstanding	380.9	323.0
Available to borrow	119.1	177.0

Total borrowing base	$500.0	$500.0

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

11.	Other Comprehensive Loss

The Company’s comprehensive loss consists of the following:

	Three Months Ended March 31
	2005	2004
	(Millions of Dollars)
Net loss	$(48.3)	$(20.4)
Foreign currency translation adjustments	(73.9)	(5.1)

	$(122.2)	$(25.5)

12.	Income Taxes

For the three months ended March 31, 2005, the Company recorded income tax expense of $26.6 million on a loss before income taxes of $21.7 million. This compares to income tax expense of $20.0 million on earnings from continuing operations before income taxes of $0.8 million in the same period of 2004. Income tax expense for the three month period ended March 31, 2005 resulted primarily from taxable income generated by certain international subsidiaries, non-recognition of income tax benefits on certain United Kingdom operating losses and certain non-deductible items in various jurisdictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.	Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended March 31
	2005	2004
	(Millions of Dollars, Except Per Share Amounts)
Numerator:
Loss from continuing operations	$(48.3)	$(19.2)
Loss from discontinued operations	—	(1.2)

Numerator for basic and diluted loss per common share	$(48.3)	$(20.4)

Denominator:
Weighted average shares outstanding, basic and diluted (in millions)	$89.1	$87.1

Basic and diluted loss per common share	$(0.54)	$(0.23)

As a result of the Restructuring Proceedings, the Company stopped accruing and paying dividends on its Series C Preferred Stock.

14.	Pensions and Other Postretirement Benefits

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. The Company funds Pension Benefits based on the funding requirements of federal and international laws and regulations in advance of benefit payments and Other Benefits as benefits are provided to participating employees.

Components of net periodic benefit cost for the three-month periods ended March 31 are as follows:

	Pension Benefits
	United States		International		Other Benefits
	2005	2004	2005	2004	2005	2004
	(Millions of Dollars)
Service cost	$7.7	$6.9	$2.6	$4.9	$1.3	$0.7
Interest cost	14.3	14.5	42.2	34.7	8.5	8.4
Expected return on plan assets	(14.7)	(13.7)	(31.4)	(32.6)	—	—
Unrecognized transition obligation	2.4	—	—	—	—	—
Amortization of unrecognized loss	6.6	6.3	27.1	14.6	3.0	1.5
Amortization of unrecognized prior service cost	1.9	2.1	—	—	(1.0)	(0.2)

Net periodic benefit cost	$18.2	$16.1	$40.5	$21.6	$11.8	$10.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Recorded Liability

In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.4 billion as of March 31, 2005) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States and the U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors committee consisting in large part of representatives of asbestos claimants has been appointed. The Company’s obligations with respect to present and future claims could be determined through litigation in Bankruptcy Court, the High Court, and/or through negotiations with each of the official committees appointed.

In December of 2000, the Company entered into $250 million of surety bonds on behalf of the T&N Companies to meet certain collateral requirements for asbestos indemnity obligations associated with their prior membership in the Center for Claims Resolution (“CCR”). This amount was stepped down by contract to $225 million effective June 2001. As a result of the filing, the Company has sought declaratory and injunctive relief in an adversary proceeding filed in the Bankruptcy Court, in order to enjoin any post-petition payments to asbestos claimants by the CCR and any post-petition draw by the CCR on $225 million in face amount of the surety bonds. The CCR sought to draw on the surety bonds to fund past and future payments although the basis of such draw, the validity of such claims under the pre-petition bond terms, and whether such draw may be utilized to pay obligations of other CCR members were all disputed. On March 28, 2003, the Federal District Court Judge held that, with respect to phase one, the CCR had the right to draw upon the bonds to the extent that a settlement between an individual and the CCR member was consummated as of the Petition Date, i.e., a release had been obtained from such individual. The CCR moved for reconsideration and the ruling was modified to require a state-by-state analysis of what steps were required for the settlement to be binding. The litigation did not progress beyond this stage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the three months ended March 31, 2005, the Plan Proponents reached agreement with (a) Travelers Casualty and Surety Company of America, SAFECO Insurance Company of America and National Fire Insurance Company of Hartford and Continental Casualty Company (the Sureties) and (b) the CCR whereby the Sureties will allow the CCR to draw up to $29 million against the bonds on the earlier of emergence or May 2, 2005. The Sureties will receive a secured claim to be treated under the Plan in the same fashion as the secured bank claims. Both settlement agreements have been approved by the Bankruptcy Court, with final Bankruptcy Court approval issued on April 13, 2005.

The Company also issued various letters of credit in connection with asbestos lawsuits that had resulted in verdicts against the Company or its subsidiaries prior to its filing for bankruptcy protection. The letters of credit were issued as security for the judgments entered against the Company or its subsidiaries to permit the Company to pursue appeals to those judgments. The Bankruptcy Court lifted the automatic stay with respect to certain cases where letters of credit were in place to allow the appeals of those cases to proceed. During 2003, the final appeal in three of these cases were denied, and draws were made upon the letters of credit of approximately $16 million.

Except for the effect of foreign currency, the Company has not adjusted its estimate of the asbestos liability since September 30, 2001. For the Company’s U.S. and U.K. subsidiaries this liability is included in the consolidated balance sheet under the caption “Liabilities subject to compromise” as of March 31, 2005.

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

Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of March 31, 2005, the recorded insurance recoverable was $837.7 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded $38.9 million asbestos charge during the fourth quarter of 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers of Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval of the settlement was filed on March 1, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG (“Munich Re”) and Centre Reinsurance International Co. (“CRIC”), a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the Reinsurance Agreement. The hearing to review the March 1, 2004 motion has been adjourned without date as the parties attempt to resolve the issues raised by the two reinsurers. However, these efforts have been unsuccessful, prompting the Administrators to file an action in the London High Court seeking a declaration that the settlements with EIR and Sedgwick do not breach provisions of the Reinsurance Agreement. A hearing has been set for July 13-15, 2005.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims’ costs applied against this policy is converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater than $1.69/£, the Company will effectively have a premium on 100% recovery on claims paid. As of March 31, 2005, the $837.7 million insurance recoverable asset includes an exchange rate premium of approximately $61 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of March 31, 2005) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those, which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $112.6 million as of March 31, 2005.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action against the Debtors and a number of insurance carriers in the Company’s Restructuring Proceedings. In its complaint, Dresser alleged that it has rights under certain primary and excess general liability insurance policies that may be shared with one of the Debtors, Federal-Mogul Products (“FMP”) as the successor to Wagner Electric Corporation. Dresser seeks, among other things, a declaration of the parties’ respective rights and obligations under the policies and a partition of the competing rights of Dresser and FMP under the policies. FMP answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of FMP’s rights to the policies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $53.5 million as of March 31, 2005. On November 4, 2004, FMP, Dresser and Cooper Industries, Inc. (“Cooper”) and certain of the insurers (“Parties”) entered into a partitioning agreement, by which the Parties agreed as to the manner in which the limits of liability, self-insured retentions, deductibles and any other self-insurance features, and the erosion thereof, are to be partitioned among FMP, Dresser and Cooper. The portioning agreement effectively disposes of Dresser’s claims in the Dresser adversary proceeding. However, FMP’s cross claim against the defendant-insurers remain.

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

Prior to the Restructuring Proceedings, the Company’s Fel-Pro subsidiary also was named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. Fel-Pro was a defendant in approximately 34,000 pending claims as of the Petition Date. Over 32,000 of these claims were transferred to a federal court, where, prior to the Restructuring Proceedings, they were pending. The Company was defending all such claims vigorously and believed that it and Fel-Pro had substantial defenses to liability and insurance coverage for defense and indemnity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

All claims alleging exposure to the products of the Company and of Fel-Pro have been stayed as a result of the Restructuring Proceedings.

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability subject to compromise and the insurance recoverable asset as of March 31, 2005 and December 31, 2004:

	T&N Companies	Abex	Wagner	Other	Total
	(Millions of Dollars)
Liability:
Balance at December 31, 2004	$1,367.7	$129.5	$84.1	$2.7	$1,584.0
Foreign exchange	(5.1)	—	—	—	(5.1)

Balance at March 31, 2005	$1,362.6	$129.5	$84.1	$2.7	$1,578.9

Asset:
Balance at December 31, 2004	$687.7	$112.6	$53.5	$—	$853.8
Foreign exchange	(16.1)	—	—	—	(16.1)

Balance at March 31, 2005	$671.6	$112.6	$53.5	$—	$837.7

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

Fairness in Asbestos Injury Resolution Act of 2005

Since April 2003, the U.S. Congress has actively considered legislation to reform the tort system with respect to claims arising from exposure to asbestos in the United States. The current legislative vehicle is the “Fairness in Asbestos Injury Resolution Act of 2005” (the “FAIR Act”). There is significant uncertainty as to whether or not the FAIR Act will become law, either in 2005 or thereafter. There is also significant uncertainty as to whether any version of the FAIR Act that may ultimately be enacted will contain the provisions that are in the current draft of the proposed legislation. If the FAIR Act were enacted in its current form, there could be a material adverse impact on the Plan.

Other Matters

In January 2005, the Company was notified by a customer that it experienced a quality problem with one of its products allegedly due to component parts supplied by the Company. The merits of this allegation are still under investigation by both the Company and its customer. Until further investigation is completed, any responsibility and related liability cannot be determined. However, based upon investigations performed to date, the Company believes its component parts are in accordance to customer specifications and are not the cause of the quality problem. Accordingly, no reserve has been provided as of March 31, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

At most of the sites that are likely to be the costliest to remediate, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company’s exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company’s share of the total waste has generally been small. The other companies often numbering in the hundreds or more, which also sent wastes to these disposal sites, generally include large, solvent publicly owned companies, and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste.

The Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination, in some cases as a result of contractual commitments. The Company is actively seeking to resolve these matters.

Although difficult to quantify based on the complexity of the issues, the Company has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual matters based upon current available information from site investigations and consultants. Environmental reserves were $57.8 million and $61.0 million at March 31, 2005 and December 31, 2004, respectively, and are included in the consolidated balance sheets as follows:

	March 31 2005	December 31 2004
	(Millions of Dollars)
Current liabilities	$10.0	$11.5
Long-term accrued liabilities	23.0	25.9
Liabilities subject to compromise	24.8	23.6

	$57.8	$61.0

Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At March 31, 2005, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $45 million.

Environmental reserves subject to compromise include those that may be reduced in the Company’s Restructuring Proceedings because they may be determined to be “dischargeable debts” incurred prior to the Company’s filing for bankruptcy. Such liabilities generally arise at either (1) commercial waste disposal sites to which the Company and other companies sent wastes for disposal, or (2) sites in relation to which the Company has a contractual obligation to indemnify the current owner of a site for the costs of cleanup of contamination that was released into the environment before the Company sold the site.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

16.	Operations by Reporting Segment

The Company’s integrated operations are organized in five reporting segments generally corresponding to major product groups; Powertrain, Sealing Systems and Systems Protection, Friction, Aftermarket and Corporate. Segment information for three months ended March 31, 2004 has been reclassified to reflect organizational changes implemented during the second quarter of 2004.

The Company has aggregated certain individual product segments within its five reporting segments. The accounting policies of the segments are the same as those of the Company. Revenues related to Powertrain, Sealing Systems and Systems Protection, and Friction products sold to OE customers are recorded within the respective segments. Revenues from such products sold to Aftermarket customers are recorded within the Aftermarket segment. All products transferred into the Aftermarket reporting segment from other reporting segments are transferred at cost in the United States and at agreed-upon transfer prices internationally.

The Company evaluates segment performance principally on a non-GAAP Operational EBITDA basis. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization and certain nonrecurring items such as restructuring and impairment charges, Chapter 11 and Administration related reorganization expenses, and gains or losses on the sales of businesses. Operational EBITDA for each segment is shown below, as it is most consistent with the corresponding consolidated financial statements.

Net sales and gross margin information by reporting segment is as follows:

	Net Sales		Gross Margin
	Three Months Ended March 31		Three Months Ended March 31
	2005	2004	2005	2004
	(Millions of Dollars)
Powertrain	$582	$549	$84	$77
Sealing Systems and Systems Protection	177	179	25	32
Friction	143	129	24	31
Aftermarket	731	690	165	165
Corporate	—	—	(23)	(8)

	$1,633	$1,547	$275	$297

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to earnings (loss) from continuing operations before income tax expense is as follows:

	Three Months Ended March 31
	2005	2004
	(Millions of Dollars)
Powertrain	$96	$84
Sealing Systems and Systems Protection	17	26
Friction	26	31
Aftermarket	107	109
Corporate	(119)	(111)

Total Operational EBITDA	127	139
Interest expense, net	(29)	(26)
Depreciation and amortization	(93)	(85)
Chapter 11 and Administration related reorganization expenses	(30)	(26)

Discontinued operations and other	3	(1)

Earnings (loss) from continuing operations before income tax expense	$(22)	$1

Total assets by reporting segment are as follows:

	March 31 2005	December 31 2004
	(Millions of Dollars)
Powertrain	$1,976	$2,032
Sealing Systems and Systems Protection	1,065	1,039
Friction	764	769
Aftermarket	3,043	3,057
Corporate	1,298	1,368

	$8,146	$8,265

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As a result of the Restructuring Proceedings (see Note 2 “Voluntary Reorganization Under Chapter 11 and Administration”) certain of the liabilities, as shown below, were liabilities subject to compromise as of the Petition date:

	Parent	Guarantor Subsidiaries	Non – Guarantor Subsidiaries	Consolidated
	(Millions of Dollars)
Debt	$4,023.8	$1.0	$—	$4,024.8
Asbestos liabilities	1.4	236.8	1,340.7	1,578.9
Accounts payable	59.1	114.6	30.1	203.8
Company-obligated mandatorily redeemable securities	—	—	114.6	114.6
Interest payable	43.7	0.2	—	43.9
Environmental liabilities	24.8	—	—	24.8
Other accrued liabilities	9.8	0.9	10.5	21.2

	$4,162.6	$353.5	$1,495.9	$6,012.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended March 31, 2005

	Unconsolidated			Eliminations
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Inter- Company	Consolidated
	(Millions of Dollars)
Net shipments	$310.9	$694.8	$1,095.6	$(468.1)	$1,633.2
Cost of products shipped	285.0	594.0	947.4	(468.1)	1,358.3

Gross margin	25.9	100.8	148.2	—	274.9
Selling, general and administrative expenses	73.5	63.1	113.1	—	249.7
Interest expense (income), net	32.5	—	(3.7)	—	28.8
Chapter 11 and Administration related reorganization expenses	30.0	—	—	—	30.0
Equity earnings of unconsolidated subsidiaries	—	(1.5)	(7.8)	—	(9.3)
Other (income) expense, net	(15.7)	(33.8)	46.9	—	(2.6)

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(94.4)	73.0	(0.3)	—	(21.7)
Income tax expense	1.2	1.1	24.3	—	26.6

Earnings (loss) before equity earnings (loss) of subsidiaries	(95.6)	71.9	(24.6)	—	(48.3)
Equity earnings (loss) of subsidiaries	47.3	24.8	—	(72.1)	—

Net earnings (loss)	$(48.3)	$96.7	$(24.6)	$(72.1)	$(48.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended March 31, 2004

	Unconsolidated				Eliminations
	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Discontinued Operations	Inter- Company	Consolidated
	(Millions of Dollars)
Net shipments	$292.9	$535.1	$1,042.9	$(6.5)	$(317.9)	$1,546.5
Cost of products shipped	245.0	430.5	898.7	(6.3)	(317.9)	1,250.0

Gross margin	47.9	104.6	144.2	(0.2)	—	296.5
Selling, general and administrative expenses	80.3	54.4	108.3	(1.2)	—	241.8
Interest expense (income), net	26.8	—	(1.2)	—	—	25.6
Chapter 11 and Administration related reorganization expenses	26.0	—	—	—	—	26.0
Equity earnings of unconsolidated subsidiaries	—	(2.0)	(7.5)	—	—	(9.5)
Other (income) expense, net	(6.8)	(34.1)	53.0	(0.3)	—	11.8

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(78.4)	86.3	(8.4)	1.3	—	0.8
Income tax expense (benefit)	1.0	1.0	17.9	0.1	—	20.0

Earnings (loss) before equity earnings (loss) of subsidiaries	(79.4)	85.3	(26.3)	1.2	—	(19.2)
Earnings from discontinued operations, net of income taxes	—	—	—	(1.2)	—	(1.2)
Equity earnings (loss) of subsidiaries	59.0	21.6	—	—	(80.6)	—

Net earnings (loss)	$(20.4)	$106.9	$(26.3)	$—	$(80.6)	$(20.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Balance Sheet

March 31, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$3.9	$—	$716.5	$—	$720.4
Accounts receivable, net	218.5	256.9	643.0	—	1,118.4
Inventories, net	115.9	314.7	520.0	—	950.6
Prepaid expenses and other current assets	48.3	30.6	148.7	—	227.6

Total current assets	386.6	602.2	2,028.2	—	3,017.0

Property, plant and equipment, net	264.3	566.6	1,421.1	—	2,252.0
Goodwill and indefinite-lived intangible assets	311.0	641.3	328.0	—	1,280.3
Definite-lived intangible assets, net	67.2	81.2	176.6	—	325.0
Investment in subsidiaries	6,480.7	3,016.9	—	(9,497.6)	—
Intercompany accounts, net	(3,971.7)	3,377.2	594.5	—	—
Asbestos-related insurance recoverable	—	166.1	671.6	—	837.7
Prepaid pension costs	—	—	221.5	—	221.5
Other noncurrent assets	32.4	27.8	152.7	—	212.9

	$3,570.5	$8,479.3	$5,594.2	$(9,497.6)	$8,146.4

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt, including current portion of long-term debt	$353.5	$—	$34.3	$—	$387.8
Accounts payable	84.7	92.2	264.4	—	441.3
Accrued liabilities	100.5	51.1	387.1	—	538.7
Other current liabilities	44.2	11.7	83.8	—	139.7

Total current liabilities	582.9	155.0	769.6	—	1,507.5

Liabilities subject to compromise	4,162.6	353.5	1,495.9	—	6,012.0
Long-term debt	—	—	8.8	—	8.8
Postemployment benefits	743.5	—	1,564.4	—	2,307.9
Long-term portion of deferred income taxes	—	—	108.7	—	108.7
Other accrued liabilities	103.7	—	114.3	—	218.0
Minority interest in consolidated subsidiaries	25.7	5.7	—	—	31.4
Shareholders’ equity (deficit)	(2,047.9)	7,965.1	1,532.5	(9,497.6)	(2,047.9)

	$3,570.5	$8,479.3	$5,594.2	$(9,497.6)	$8,146.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Consolidating Condensed Balance Sheet

December 31, 2004

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$8.9	$—	$691.7	$—	$700.6
Accounts receivable, net	201.8	291.0	556.7	—	1,049.5
Inventories, net	143.9	292.8	516.2	—	952.9
Prepaid expenses and other current assets	50.4	31.9	148.6	—	230.9

Total current assets	405.0	615.7	1,913.2	—	2,933.9
Property, plant and equipment, net	259.7	577.0	1,527.2	—	2,363.9
Goodwill and indefinite-lived intangible assets	300.9	641.4	341.4	—	1,283.7
Definite-lived intangible assets, net	67.9	82.4	185.0	—	335.3
Investment in subsidiaries	6,460.1	2,982.7	—	(9,442.8)	—
Intercompany accounts, net	(3,913.7)	3,278.9	634.8	—	—
Asbestos-related insurance recoverable	—	166.1	687.7	—	853.8
Prepaid pension costs	5.1	—	252.3	—	257.4
Other noncurrent assets	41.2	28.5	167.5	—	237.2

	$3,626.2	$8,372.7	$5,709.1	$(9,442.8)	$8,265.2

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt, including current portion of long-term debt	$277.9	$—	$31.7	$—	$309.6
Accounts payable	65.7	81.7	288.5	—	435.9
Accrued liabilities	120.7	51.5	387.5	—	559.7
Other current liabilities	51.6	11.8	82.2	—	145.6

Total current liabilities	515.9	145.0	789.9	—	1,450.8
Liabilities subject to compromise	4,163.4	353.5	1,501.6	—	6,018.5
Long-term debt	—	—	10.1	—	10.1
Postemployment benefits	742.8	—	1,613.1	—	2,355.9
Long-term portion of deferred income taxes	—	—	102.0	—	102.0
Other accrued liabilities	102.6	0.2	118.4	—	221.2
Minority interest in consolidated subsidiaries	27.2	5.6	(0.4)	—	32.4
Shareholders’ equity (deficit)	(1,925.7)	7,868.4	1,574.4	(9,442.8)	(1,925.7)

	$3,626.2	$8,372.7	$5,709.1	$(9,442.8)	$8,265.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Three Months Ended March 31, 2005

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net cash provided from (used by) operating activities	$(23.2)	$141.2	$(129.0)	$—	$(11.0)
Expenditures for property, plant and equipment	(6.8)	(9.0)	(23.8)	—	(39.6)
Net proceeds from sale of property, plant and equipment	—	—	5.3	—	5.3

Net cash used by investing activities	(6.8)	(9.0)	(18.5)	—	(34.3)
Principal payments on DIP credit facility	75.6	—	0.2	—	75.8
Increase in short-term debt	—	—	3.9	—	3.9
Decrease in other long-term debt	—	—	(0.9)	—	(0.9)
Change in intercompany accounts	(36.9)	(132.2)	169.1	—	—

Net cash provided from (used by) financing activities	38.7	(132.2)	172.3	—	78.8
Effect of foreign currency exchange rate fluctuations on cash	(13.7)	—	—	—	(13.7)

Net increase (decrease) in cash and equivalents	$(5.0)	$—	$24.8	$—	$19.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Three Months Ended March 31, 2004

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net cash provided from (used by) operating activities	$(55.4)	$164.8	$9.9	$—	$119.3
Expenditures for property, plant and equipment	(9.0)	(21.8)	(42.6)	—	(73.4)
Net proceeds from the sale of property, plant and equipment	—	—	11.0	—	11.0

Net cash used by investing activities	(9.0)	(21.8)	(31.6)	—	(62.4)
Increase in other long-term debt	—	—	0.2	—	0.2
Principal payments on DIP credit facility	(10.0)	—	—	—	(10.0)
Decrease in short-term debt	—	—	(4.4)	—	(4.4)
Change in intercompany accounts	92.9	(143.0)	50.1	—	—

Net cash provided from (used by) financing activities	82.9	(143.0)	45.9	—	(14.2)
Effect of foreign currency exchange rate fluctuations on cash	6.8	—	—	—	6.8

Net increase in cash and equivalents	$25.3	$—	$24.2	$—	$49.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Federal-Mogul offers its customers a diverse array of market-leading products for original equipment (“OE”) and parts replacement (“aftermarket”) applications, including engine bearings, pistons, piston pins, rings, cylinder liners, valve train and transmission products, connecting rods, sealing systems, element resistant systems protection sleeving products, electrical connectors and sockets, disc pads and brake shoes, and ignition, lighting, fuel, wiper and chassis products. The Company’s principal customers include many of the world’s original equipment manufacturers (“OEM”) of vehicles and industrial products and aftermarket retailers and wholesalers. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base. Prominent OE customers include the world’s largest automotive and heavy-duty manufacturers such as Caterpillar, Cummins, Fiat, General Motors, Ford/Jaguar/Volvo, DaimlerChrysler, BMW, PSA, Volkswagen/Audi and Renault/Nissan. Similarly, prominent aftermarket customers include the Aftermarket Auto Parts Alliance, Autozone, CarQuest, NAPA and Ozark/O’Reilly’s.

The Company operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. In addition, customers continue to require periodic price reductions, which requires the Company to continually assess, redefine and improve its operations, products, and manufacturing capabilities to maintain and improve profitability. Management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy.

For a more detailed description of the Company’s business, products, industry, operating strategy and associated risks, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Voluntary reorganization under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring or the U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et. al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to any insolvency proceeding and, therefore, are not currently provided protection from creditors by any insolvency court and are operating in the normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their related demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. All vendors are being paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court, as applicable. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through plans of reorganization under the Bankruptcy Code and/or schemes of arrangement or company voluntary arrangements under the Act.

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

On June 4, 2004, the Third Amended Joint Plan of Reorganization (the “Plan”) for the Company and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court. The Plan was jointly proposed by the Company, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”). Also on June 4, 2004, a Disclosure Statement to be used in soliciting votes to accept or reject the Plan (the “Disclosure Statement”) was approved by the Bankruptcy Court and a December 2004 hearing was scheduled to determine whether the Bankruptcy Court should approve the Plan. In part due to opposition to the Plan by the Administrators based on their view of asbestos claims, on December 7, 2004, the Bankruptcy Court delayed this confirmation hearing pending a hearing to estimate asbestos personal injury claims against the U.K. Debtors. This estimation hearing has been scheduled to begin on June 14, 2005 and it is unclear whether or not the estimation will be given effect in the U.K.

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

On February 2, 2005, the Company entered into an employment agreement with José Maria Alapont under which Mr. Alapont has become the Company’s President and Chief Executive Officer. As part of this employment agreement, the Plan Proponents have agreed to amend the Plan to provide Mr. Alapont with non-qualified stock options to purchase common stock of the reorganized Federal-Mogul. Significant terms and conditions of the contemplated stock options are outlined in the employment agreement previously filed with the SEC on Form 8-K dated February 2, 2005.

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although certain issues remain to be resolved, including the issues of the quantity and amount of asbestos and pension claims against the

U.K. Debtors, the Plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, and 50.1% of newly authorized and issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trusts, and 49.9% of the newly authorized and issued common stock will be distributed pro rata to the noteholders. In addition, the holders of currently outstanding common and preferred stock of Federal-Mogul will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price.

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

The Plan Proponents have prepared forms of Schemes of Arrangement and CVAs to be submitted for the U.K. Debtors in the U.K. Restructuring proceedings. These forms of Schemes of Arrangement and CVAs parallel the provisions of the Plan to the fullest extent possible under English and Scottish insolvency law. Under English and Scottish law, the Administrators are the only persons with authority to recommend and submit Schemes of Arrangement and/or CVAs. The Administrators have not yet agreed to recommend the Schemes of Arrangement and CVAs that parallel the Plan. If an agreement on the Schemes of Arrangement and CVAs cannot be reached, the Plan Proponents will work toward an agreement with the Administrators to retain the businesses of those U.K. Debtors that are valuable to Federal-Mogul and its customers and to jointly market those U.K. Debtors that are not valuable to Federal-Mogul and its customers. This process is consistent with the Company’s strategy to focus on core business segments, and to consider for divestiture or other exit activities those non-core operations determined by management not to have a sustainable competitive advantage.

In October 2004, the Administrators applied to the High Court for directions related to: 1) questions of fairness of the Plan; 2) the approach of the High Court to CVAs and schemes of arrangement designed to implement the Plan within the U.K.; 3) the compatibility with English pension laws of the proposals for the trustees of pension schemes of the U.K. debtors; and 4) the impact under English insolvency law should the Administrators not propose CVAs and schemes of arrangement. In response to the application for directions, the High Court directed the Administrators to not propose schemes of arrangement and CVAs consistent with the draft schemes and draft CVAs included within the currently filed Plan without further order of the High Court. In addition, the High Court directed the Administrators to not convene meetings of creditors of the U.K. Companies pursuant to any demands or requisitions made pursuant to the Plan. Additionally, the High Court granted the Administrators leave to modify their consent, if necessary, with the directors of the U.K. Debtors exercising their powers either to a) promote and/or confirm the Plan; or b) file or continue any motion in the Bankruptcy Court which seeks relief in relation to the Administrators or the U.K. Debtors. This was part of the Administrators efforts, and those of certain creditors of the U.K. Debtors, to oppose the Plan.

If the Plan Proponents and the Administrators cannot reach an agreement regarding either Schemes of Arrangement and CVAs that parallel the Plan or the means by which the Company will retain the businesses of those U.K. Debtors that are valuable to the Company and its customers, then the Company believes one or more of the following may occur with respect to each U.K. Debtor: (a) the High Court may be asked by the Plan Proponents to approve the Plan with respect to the U.K. Debtors as a matter of comity; or (b) the Company may bid for those businesses and/or assets of the U.K. Debtors that are valuable to the Company and its customers and any actual or deemed transfer of assets to the Company in connection therewith shall be entitled to the benefits of the injunction pursuant to Section 524(g) of the Bankruptcy Code. The Plan provides that if the Company is not the successful bidder, the injunction pursuant to Section 524(g) of the Bankruptcy Code shall not apply to the transfer of any assets to any entity other than the Company or its designee. The Company believes that, in the event the assets of the U.K. debtors are marketed for public sale, the Company ultimately will be the successful bidder for those assets that are valuable to the Company and its customers. Any remaining assets would be liquidated. The Company believes that such a non-consensual process with the Administrators is not in the best interest of the creditors of the U.K. Debtors, including pension creditors, and employees of the U.K. Debtors, and that the failure to arrive at a consensual plan could be damaging to the interests of such parties.

The Administrators have applied to the High Court for a direction to terminate the Protocol at such time when the Administrators deem it appropriate as part of a process to realize the business and assets of the U.K. Debtors. The Company and the other Plan Proponents have not consented to a realization of the assets of the U.K. Debtors and do not believe that a realization (absent approval by the U.S. Court, by agreement or otherwise) is consistent with U.S. law as Chapter 11 cases exist for each of the U.K. Debtors. The Company and Plan Proponents continue to work to resolve disagreements with the Administrators and accommodate the differences between U.K. and U.S. law.

The Company cannot predict at this time the outcome of the court proceedings or the discussions between the Company and the Administrators or the effect on the viability of the Plan. The Company is also unable to predict at this time what treatment will be accorded to claims arising against the U.K. Debtors arising from intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date.

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

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments to amounts and/or changes of ownership, is highly uncertain. While operating as debtors-in-possession (“DIP”) under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrators or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization, scheme of arrangement, or company voluntary arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

The Company continues to consolidate all of its Debtor subsidiaries that are more than 50% owned in accordance with Company policy and with Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. The Company believes that the facts and circumstances related to the Restructuring Proceedings continue to require consolidation of the U.K. Debtors as follows:

•	Pursuant to an agreement (“Protocol”) between the Administrators and the Company, the Company is currently in control of the day to day business of all of the U.K. Debtors. However, as described below, the Administrator has filed an Application with the U.K. Court to terminate the Protocol. The Administrators and the Company continue to engage in discussions regarding a potential consensual realization of the U.K. Debtors and an understanding by which the U.K. Debtors will remain debtors in possession while consensual realization is explored.

•	The current proposed Plan of Reorganization provides that the parent, which is also a Debtor entity, will emerge from the U.S. Restructuring concurrently with all Debtor subsidiaries.

•	The U.K. Debtor subsidiaries filed for the U.K. Restructuring Proceedings to resolve asbestos claims. To the extent any such U.K. Debtor subsidiary is unable to emerge from the Restructuring Proceedings in accordance with the Bankruptcy Code, that subsidiary would not receive the benefit from the permanent channeling of asbestos personal injury claimants to a trust or series of trusts established pursuant to section 524(g) of the Bankruptcy Code.

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

Asbestos Liabilities and Related Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of March 31, 2005, the recorded insurance recoverable was $837.7 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded $38.9 million asbestos charge during the fourth quarter of 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers of Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval of the settlement was filed on March 1, 2004.

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG (“Munich Re”) and Centre Reinsurance International Co. (“CRIC”), a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the Reinsurance Agreement. The hearing to review the March 1, 2004 motion has been adjourned without date as the parties attempt to resolve the issues raised by the two reinsurers. However, these efforts have been unsuccessful, prompting the Administrators to file an action in the London High Court seeking a declaration that the settlements with EIR and Sedgwick do not breach provisions of the Reinsurance Agreement. A hearing has been set for July 13-15, 2005.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims’ costs applied against this policy is converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater than $1.69/£, the Company will effectively have a premium on 100% recovery on claims paid. As of March 31, 2005, the $837.7 million insurance recoverable asset includes an exchange rate premium of approximately $61 million.

Fairness in Asbestos Injury Resolution Act of 2005

Since April 2003, the U.S. Congress has actively considered legislation to reform the tort system with respect to claims arising from exposure to asbestos in the United States. The current legislative vehicle is the “Fairness in Asbestos Injury Resolution Act of 2005” (the “FAIR Act”). There is significant uncertainty as to whether or not the FAIR Act will become law, either in 2005 or thereafter. There is also significant uncertainty as to whether any version of the FAIR Act that may ultimately be enacted will contain the provisions that are in the current draft of the proposed legislation. If the FAIR Act were enacted in its current form, there could be a material adverse impact on the Plan.

Results of Operations

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Consolidated Results

Net Sales by reporting segment were:

	Three Months Ended March 31
	2005	2004
	(Millions of Dollars)
Powertrain	$582	$549
Sealing Systems and Systems Protection	177	179
Friction	143	129
Aftermarket	731	690
Corporate	—	—

	$1,633	$1,547

Gross margin by reporting segment was:

	Three Months Ended March 31
	2005	2004
	(Millions of Dollars)
Powertrain	$84	$77
Sealing Systems and Systems Protection	25	32
Friction	24	31
Aftermarket	165	165
Corporate	(23)	(8)

	$275	$297

Net sales increased by $86 million, or 6%, to $1,633 million for the first quarter of 2005 from $1,547 million in the same period of 2004. Net sales were favorably impacted by $39 million of foreign currency, $33 million of new business and $21 million due to increased market volumes. New business was achieved across both OE and Aftermarket sectors, primarily in North America and Europe. Increased volume is largely attributable to North America Aftermarket where sales were lower in 2004 due to a fire at the Company’s Aftermarket distribution facility in Smithville, TN. These favorable impacts were partially offset by customer price reductions of $7 million.

Gross margin decreased by $22 million, or 7%, to $275 million for the first quarter of 2005 from $297 million in the same period of 2004. Raw material cost inflation, primarily related to ferrous metals and hydrocarbon-based materials resulted in $21 million of the decrease. Increased employee costs associated with the Company’s U.K. pension plan of $14 million and customer price reductions of $7 million also contributed to the decrease. Increased production volumes and favorable foreign currency of $16 million and $4 million respectively partially offset these decreases. Through its centralized supply chain functions, the Company continues to work with its suppliers to reduce global material costs. Additionally, the sharing of increased raw material costs has been and will continue to be the subject of ongoing negotiation with the Company’s customers. However, the Company expects raw material supplies will continue to be constrained and the impact of increasing raw material costs will likely continue to pressure the Company’s operating results.

Reporting Segment Results – Three Months Ended March 31, 2005 compared to March 31, 2004

The following table provides a reconciliation of changes in sales and gross margin for the three months ended March 31, 2005 compared with the three months ended March 31, 2004 for each of the Company’s reporting segments. “SSP” and “AM” represent Sealing Systems and Systems Protection and Aftermarket, respectively.

	Powertrain	SSP	Friction	AM	Corporate	Total
	(Millions of Dollars)
Sales
Three-months ended March 31, 2004	$549	$179	$129	$690	$—	$1,547
Foreign currency	20	2	5	12	—	39
Sales volumes	16	(1)	10	29	—	54
Customer pricing	(3)	(3)	(1)	—	—	(7)

Three-months ended March 31, 2005	$582	$177	$143	$731	$—	$1,633

	Powertrain	SSP	Friction	AM	Corporate	Total
	(Millions of Dollars)
Gross Margin
Three-months ended March 31, 2004	$77	$32	$31	$165	$(8)	$297
Foreign currency	1	1	—	2	—	4
Production volumes / mix	7	(3)	3	9	—	16
Customer pricing	(3)	(3)	(1)	—	—	(7)
Depreciation and pension expense	—	(2)	(3)	(1)	(14)	(20)
Productivity gains (losses), net of inflation	2	—	(6)	(10)	(1)	(15)

Three-months ended March 31, 2005	$84	$25	$24	$165	$(23)	$275

Powertrain

Sales increased by $33 million, or 6%, to $582 million for the first quarter of 2005 from $549 million in the same period of 2004. The increase in sales was due to favorable foreign currency of $20 million and increased sales volumes of $16 million. The increase in sales volumes is attributable to $10 million of favorable North American and European production volumes, representing a mix of increased heavy-duty production and decreased light-vehicle production. New business of $6 million also contributed to the increase in sales volumes, largely due to the continued penetration of diesel applications in the European automotive sector.

Gross margin increased by $7 million to $84 million, or 14% of sales, for the first quarter of 2005 compared to $77 million, or 14% of sales for the first quarter of 2004. Increased production volumes related to heavy-duty sales contributed $7 million to gross margin. Productivity gains of $2 million resulted from the net impact of cost reduction and restructuring activities of $10 million, partially offset by $8 million of raw material cost inflation.

Sealing Systems and Systems Protection

Sales decreased by $2 million, or 1%, to $177 million for the first quarter of 2005 from $179 million in the same period of 2004. The $1 million decrease in sales volumes was the net result of a $9 million decrease resulting from declines in North American and European light-vehicle production and an $8 million increase due to new business. Sales were also adversely affected by customer price reductions of $3 million. Favorable foreign currency of $2 million partially offset these factors.

Gross margin decreased by $7 million to $25 million, or 14% of sales, for the first quarter of 2005 compared to $32 million, or 18% of sales for the first quarter of 2004. Decreased production volumes and unfavorable product mix resulted in a $3 million decrease in gross margin. Productivity gains of $6 million resulting from cost reduction and restructuring activities offset the impact of raw material cost inflation related primarily to hydrocarbon-based sealing materials.

Friction

Sales increased by $14 million, or 11% to $143 million for the first quarter of 2005 from $129 million in the same period of 2004. The increase in sales resulted from increased volumes of $6 million, new business of $4 million and favorable foreign currency of $5 million. The increase in sales volumes is largely attributable to European market share growth for OE and OE supply applications. These favorable impacts were partially offset by customer price reductions of $1 million.

Gross margin was $24 million, or 17% of sales, for the first quarter of 2005 compared to $31 million, or 24% of sales, for the first quarter of 2004. The decrease in gross margin is primarily attributable to raw material cost inflation of $6 million related to steel backing plates. Increased depreciation and employee costs associated with the U.K. pension plan of $3 million and $1 million of customer price reductions contributed to the gross margin decrease. The gross margin impact of increased sales volumes of $3 million partially offset these adverse items.

Aftermarket

Sales increased by $41 million, or 6%, to $731 million for the first quarter of 2005, from $690 million in the same period of 2004. The increase in sales resulted from $12 million of favorable foreign currency and increased sales volumes of $29 million. The increase in sales volumes resulted from the recovery of $14 million of sales lost in the first quarter of 2004 due to a fire at the Company’s Smithville, TN distribution facility and $15 million of new business added during the first quarter of 2005.

Gross margin was $165 million, or 23% of sales, for the first quarter of 2005 compared to $165 million, or 24% of sales, in the same period of 2004. The decrease in gross margin as a percentage of sales is due to $6 million or 1% of sales for cost inflation, primarily related to raw materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $250 million, or 15% of net sales, for the first quarter of 2005 as compared to $242 million, or 16% of net sales, for the same quarter of 2004. Selling, general and administrative expenses increased primarily due to foreign currency and increased pension costs. The increased pension cost is primarily associated with changes to underlying assumptions related to certain U.K. benefit plans, including discount rates, expected return on plan assets, and mortality assumptions.

Interest Expense, net

Interest expense, net was $29 million in the first quarter of 2005 compared to $26 million for the same quarter of 2004. The increase is due to increased interest expense on the DIP credit facility resulting from higher average outstanding borrowings.

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

Restructuring Activities

The Company has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to lower cost markets. The Company defines restructuring expense to include costs directly associated with exit or disposal activities accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other postemployment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three months ended March 31, 2005. “SSP” and “AM” represent Sealing Systems and Systems Protection and Aftermarket, respectively.

	Powertrain	SSP	Friction	AM	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2004	$18.7	$3.8	$1.6	$2.9	$0.9	$27.9
Provisions	2.7	—	—	—	0.9	3.6
Reversals	—	—	—	(0.6)	(0.2)	(0.8)
Payments	(3.1)	(0.2)	(0.1)	(0.2)	—	(3.6)
Foreign currency	(1.1)	(0.2)	0.1	—	0.2	(1.0)

Balance of reserves at March 31, 2005	$17.2	$3.4	$1.6	$2.1	$1.8	$26.1

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs.

Chapter 11 and Administration Related Reorganization Expenses

During the three months ended March 31, 2005 and 2004, the Company recorded Chapter 11 and Administration related reorganization expenses of $30.0 million and $26.0 million, respectively. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings.

Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended March 31
	2005	2004
	(Millions of Dollars)
Professional fees directly related to the filing	$27.2	$23.2
Critical employee retention costs	2.8	2.0
Other direct costs	—	0.8

	$30.0	$26.0

Cash payments for Chapter 11 and Administration related reorganization expenses totaled $33.9 million and $24.6 million for the three months ended March 31, 2005 and 2004, respectively.

Income Tax Expense

For the three months ended March 31, 2005, the Company recorded income tax expense of $26.6 million on a loss before income taxes of $21.7 million. This compares to income tax expense of $20.0 million on earnings from continuing operations before income taxes of $0.8 million in the same period of 2004. Income tax expense for the three month period ended March 31, 2005 resulted primarily from taxable income generated by certain international subsidiaries, non-recognition of income tax benefits on United Kingdom operating losses and certain non-deductible items in various jurisdictions.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 15 of the consolidated financial statements, “Litigation and Environmental Matters”.

Liquidity and Capital Resources

Cash Flow

Cash flow used by operating activities was $11 million for the first quarter of 2005, compared to $119 million in cash provided from operating activities in the same period of 2004. The increased use of cash for operating activities was the result of an $84 million increase for working capital and other asset accounts, the impact of $35 million of positive cash flows in 2004 related to a fire at the Company’s Smithville, Tennessee distribution center, and an increase in the net loss and other non-cash adjusting items of $11 million.

Cash flow used by investing activities was $34 million in the first three months of 2005. Capital expenditures of $40 million were partially offset by proceeds from the sale of property plant and equipment of $5 million. Cash flow used by financing activities was $79 million for the first three months of 2005 primarily resulting from draws on the Company’s DIP credit facility.

Chapter 11 Financing

On October 22, 2004, the Bankruptcy Court approved the terms related to a commitment from Citigroup to provide Exit Financing in the amount of $1.433 billion, in the aggregate, necessary to successfully implement the Plan and for the Company’s post-emergence business operations. In April 2005, the Company elected to withdraw from this exit financing commitment.

In connection with the Restructuring Proceedings, the Company entered into a DIP credit facility to supplement liquidity and fund operations during the restructuring proceedings. The December 2004 DIP credit facility expires in December 2005, and the interest rate is either the alternate base rate (“ABR”) plus 1¼ percentage points or the London Inter-Bank Offered Rate (“LIBOR”) plus 2¼ percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus ½ percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

The Company’s available borrowings under the existing DIP credit facility are determined by the underlying collateral at any point in time, consisting of its domestic inventories and domestic accounts receivable. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. Amounts available and outstanding on the DIP credit facility are further discussed in Note 10 to the consolidated financial statements.

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

The Company has pledged 100% of the capital stock of certain U.S. subsidiaries, 65% of capital stock of certain foreign subsidiaries and certain intercompany loans to secure the Senior Credit Agreements of the Company. Certain of such pledges also extend to the Notes, Medium-Term Notes and Senior Notes . In addition, certain subsidiaries of the Company have guaranteed the senior debt (refer to Note 17, “Consolidating Condensed Financial Information of Guarantor Subsidiaries.”)

The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, the Bankruptcy Court’s approval of management’s plans and the availability of financing. Management believes that cash on hand, cash flow from operations, and available borrowings under its DIP credit facility, will be sufficient to fund capital expenditures and meet its post-petition operating obligations through the

December 2005 expiration of the DIP credit facility. The Company intends to renegotiate its DIP credit facility upon its expiration. In the longer term, the Company believes that the benefits from its announced restructuring programs and favorable resolution of its asbestos liability through Chapter 11 and Administration, combined with post-emergence financing to be obtained as part of the Restructuring Proceedings, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard or that the terms available for any future financing, if required, would be available or favorable to the Company. Also, resolutions of certain obligations, particularly asbestos obligations, are impacted by factors outside the Company’s control.

At March 31, 2005 the Company was in compliance with all debt covenants under its DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the expiration of the facility. Changes in the business environment, market factors, macroeconomic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

Restricted Cash

Under the U.K. Restructuring Proceedings, cash in the United Kingdom is available only for use by the debtor entities within the United Kingdom and is not available for use outside of such entities. At March 31, 2005 and December 31, 2004, such cash balances were $411 million and $425 million, respectively.

Other Liquidity and Capital Resource Items

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $148 million and $160 million at March 31, 2005 and December 31, 2004, respectively. The decrease in the Company’s aggregate investment in these affiliates resulted from dividends received by the Company and foreign currency, partially offset by equity earnings for the quarter ended March 31, 2005.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts including pistons, pins, piston rings, and cylinder liners to original equipment (“OE”) and Aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the investment partner. The contingent guarantee can be exercised at the discretion of the joint venture partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of March 31, 2005, the total amount of the contingent guarantee, were all triggering events to occur, approximated $55 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. Management also believes that exercise of the put option is not reasonably likely within the foreseeable future. However, if this put option is exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its investment partner.

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

In the normal course of business, the Company is subject to market exposure from changes in foreign currency exchange rates, interest rates and raw material prices. To manage a portion of these inherent risks, the Company may purchase various derivative financial instruments and commodity futures contracts to hedge against unfavorable market changes. The Company does not hold or issue derivative financial instruments for trading purposes.

Foreign Currency Risk

The Company is subject to the risk of changes in foreign currency exchange rates due to its global operations. Accordingly, operating results may be impacted by transactions such as buying, selling or financing in currencies other than the functional currency of the Company’s operating entities. The Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and distributes its products. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive loss was decreased by $69 million and $17 million in 2005 and 2004, respectively, due to cumulative translation adjustments resulting primarily from changes in the U.S. Dollar to the Euro and British Pound.

The Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs. The Company did not have any contracts outstanding at March 31, 2005.

Interest Rate Risk

In connection with the Restructuring Proceedings and in accordance with SOP 90-7, the Company ceased recording interest expense on its outstanding pre-petition Notes, Medium-Term Notes, and Senior Notes effective October 1, 2001.

In connection with the Restructuring Proceedings, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. The December 2004 DIP credit facility expires in December 2005, and the interest rate is either the alternate base rate (“ABR”) plus 1¼ percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2¼ percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus ½ percentage point. The commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures. The amount outstanding from the DIP facility as of March 31, 2005 was approximately $376.3 million.

Management believes that interest rate risk to the Company is low while the Restructuring Proceedings continue. However, management cannot predict with any certainty the level of interest rate risk that may exist following the completion of the Restructuring Proceedings.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials used in its production processes; these raw materials are exposed to price fluctuations on the open market. On a limited basis, the Company engages in commodity price hedging activities to manage the volatility associated with these raw materials. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts used to mitigate commodity price risk associated with raw materials, for up to eighteen months in the future, are designated as cash flow hedging instruments. These instruments are intended to offset the effect of changes in raw materials prices on forecasted purchases. The Company had twelve contracts outstanding with a combined notional value of $12.3 million at March 31, 2005, and three contracts outstanding with a combined notional value of $6.5 million at December 31, 2004.

Increases in certain raw material costs, primarily ferrous metals and hydrocarbon-based materials have had a significant adverse impact on the Company’s operating results during the first quarter of 2005. Through its centralized supply chain functions, the Company continues to work with its suppliers to reduce global material costs. Additionally, the sharing of increased raw material costs has been and will continue to be the subject of ongoing negotiation with the Company’s customers. However, the Company expects raw material supplies will continue to be constrained and the impact of increasing raw material costs will likely continue to pressure the Company’s operating results.

ITEM 4.	CONTROLS AND PROCEDURES

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

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005, subject to the limitations previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of March 31, 2005, the Company’s management, with the participation of the principal executive and financial officers, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On October 22, 2004, the Bankruptcy Court approved the Company’s motion to enter into an agreement with a third party to provide certain accounting and financial activities currently performed by the Company. Under the terms of the agreement, the Company expects to reduce its overall operating costs while increasing the efficiency of its accounting and financial activities. The Company began transition of its internal activities to this third party provider during February 2005 and substantially completed the transition in the first quarter of 2005.

José Maria Alapont was appointed as President and Chief Executive Officer of the Company on March 28, 2005. Prior to that date, Robert S. Miller, Jr. served as Chief Executive Officer of the Company.

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

Dated: April 29, 2005