Form 10-Q
period 2005-06-30
FEDERAL MOGUL CORP
filed 2005-07-28
CIK 34879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of July 22, 2005, there were 89,057,987 outstanding shares of the registrant’s $5.00 stated value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2005

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

Chapter 11 Filing

•	Factors relating to Federal-Mogul’s filing for Chapter 11 in the U.S. and the filing for Administration by certain of Federal-Mogul’s subsidiaries in the U.K. such as: the possible disruption of relationships with creditors, customers, and employees; the Company’s ability to implement its plan of reorganization in the U.S. and schemes of arrangement in the U.K.; the outcome of asbestos litigation proceedings; and the Company’s compliance with its debtor-in-possession credit facility.

Legal and Environmental Proceedings

•	Legal actions and claims of undetermined merit and amount involving, among other things, product liability, warranty, recalls of products manufactured or sold by the Company, and environmental and safety issues involving the Company’s products or facilities.

•	The merit and amount of claims to reinsurance carriers for asbestos-related claims, and the financial viability of and resources available to the reinsurance carriers to meet these claims.

Business Environment and Economic Conditions

•	The Company’s ability to generate cost savings or manufacturing efficiencies to offset or exceed contractually or competitively required price reductions or price reductions to obtain new business.

•	Variations in the financial or operational condition of the Company’s significant customers, particularly the world’s original equipment manufacturers of commercial and personal vehicles.

•	Fluctuations in the price and availability of raw materials and other supplies used in the manufacturing and distribution of the Company’s products.

•	Material shortages, transportation system delays, or other difficulties in markets where the Company purchases supplies for the manufacturing of its products.

•	Significant work stoppages, disputes, or any other difficulties in labor markets where the Company obtains materials necessary for the manufacturing of its products or where its products are manufactured, distributed or sold.

•	Increased development of fuel cells, hybrid-electric or other non-combustion engine technologies.

•	The Company’s ability to obtain cash adequate to fund its needs, including the borrowings available under its debtor-in-possession credit facility and the availability of financing for the Company’s subsidiaries not included under the voluntary filing for Chapter 11 in the U.S. or Administration in the U.K.

•	Changes in actuarial assumptions, interest costs and discount rates, and fluctuations in the global securities markets which directly impact the valuation of assets and liabilities associated with the Company’s pension and other postemployment benefit plans.

Other Factors

•	Various worldwide economic, political and social factors, changes in economic conditions, currency fluctuations and devaluations, credit risks in emerging markets, or political instability in foreign countries where the Company has significant manufacturing operations, customers or suppliers.

•	Physical damage to or loss of significant manufacturing or distribution property, plant and equipment due to fire, weather or other factors beyond the Company’s control.

•	New or expanded litigation activity regarding alleged asbestos claims against subsidiaries of the Company not included in either the U.S. Chapter 11 or the U.K. Administration Proceedings.

•	Legislative activities of governments, agencies, and similar organizations, both in the United States and in foreign countries, that may affect the operations of the Company, including the Fairness in Asbestos Injury Resolution Act of 2005.

•	Possible terrorist attacks or acts of aggression or war, that could exacerbate other risks such as slowed vehicle production or the availability of supplies for the manufacturing of the Company’s products.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$1,665.4	$1,571.2	$3,298.6	$3,117.7
Cost of products sold	1,373.6	1,251.2	2,731.9	2,501.2

Gross margin	291.8	320.0	566.7	616.5

Selling, general and administrative expenses	226.3	234.0	476.0	475.8
Adjustment of long-lived assets to fair value	1.0	20.0	4.0	23.1
Interest expense, net	33.8	24.3	62.6	49.9
Chapter 11 and Administration related reorganization expenses	20.2	34.4	50.2	60.4
Equity earnings of unconsolidated affiliates	(12.0)	(10.7)	(21.3)	(20.2)
Other expense, net	9.5	3.4	3.9	12.1

Earnings (loss) from continuing operations before income tax expense	13.0	14.6	(8.7)	15.4
Income tax expense	24.6	20.6	51.2	40.6

Loss from continuing operations	(11.6)	(6.0)	(59.9)	(25.2)
Loss from discontinued operations, net of income tax expense	—	(3.0)	—	(4.2)

Net loss	$(11.6)	$(9.0)	$(59.9)	$(29.4)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.13)	$(0.07)	$(0.67)	$(0.29)
Loss from discontinued operations, net of income tax expense	—	(0.04)	—	(0.05)

Net loss per common share	$(0.13)	$(0.11)	$(0.67)	$(0.34)

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	(Unaudited) June 30 2005	December 31 2004
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$756.1	$700.6
Accounts receivable, net	1,115.5	1,049.5
Inventories, net	908.8	952.9
Prepaid expenses and other current assets	230.0	230.9

Total current assets	3,010.4	2,933.9

Property, plant and equipment, net	2,143.5	2,363.9
Goodwill and indefinite-lived intangible assets	1,278.7	1,283.7
Definite-lived intangible assets, net	312.4	335.3
Asbestos-related insurance recoverable	810.2	853.8
Prepaid pension costs	178.6	257.4
Other noncurrent assets	214.1	237.2

	$7,947.9	$8,265.2

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$398.2	$309.6
Accounts payable	407.4	435.9
Accrued liabilities	539.1	559.7
Other current liabilities	136.6	145.6

Total current liabilities	1,481.3	1,450.8

Liabilities subject to compromise	5,999.8	6,018.5

Long-term debt	7.5	10.1
Postemployment benefits	2,239.9	2,355.9
Long-term portion of deferred income taxes	107.9	102.0
Other accrued liabilities	210.2	221.2
Minority interest in consolidated affiliates	31.2	32.4

Shareholders’ deficit:
Series C ESOP preferred stock	28.0	28.0
Common stock	445.3	445.3
Additional paid-in capital	2,150.7	2,148.0
Accumulated deficit	(3,327.8)	(3,267.9)
Accumulated other comprehensive loss	(1,426.1)	(1,279.1)

Total shareholders’ deficit	(2,129.9)	(1,925.7)

	$7,947.9	$8,265.2

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2005	2004
	(Millions of Dollars)
Cash provided from (used by) operating activities
Net loss	$(59.9)	$(29.4)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization	178.6	166.7
Adjustment of long-lived assets to fair value	4.0	23.1
Change in postemployment benefits, including pensions	68.8	45.8
Change in deferred taxes	19.1	11.9
Changes in operating assets and liabilities:
Increase in accounts receivable	(114.7)	(91.7)
Increase in inventories, net of involuntary conversion in 2004	(2.7)	(91.3)
(Decrease) increase in accounts payable	(1.9)	88.2
Changes in other assets and liabilities, net of involuntary conversion in 2004	(13.3)	102.5
Insurance proceeds from involuntary conversion	—	55.0

Net cash provided from operating activities	78.0	280.8

Cash provided from (used by) investing activities
Expenditures for property, plant and equipment	(84.9)	(132.1)
Net proceeds from the sale of property, plant and equipment	10.4	13.0

Net cash used by investing activities	(74.5)	(119.1)

Cash provided from (used by) financing activities
Proceeds from borrowings on DIP credit facility	85.1	—
Principal payments on DIP credit facility	—	(41.7)
Increase (decrease) in short-term debt	7.2	(3.5)
Decrease in other long-term debt	(1.6)	(1.7)

Net cash provided from (used by) financing activities	90.7	(46.9)

Effect of foreign currency exchange rate fluctuations on cash	(38.7)	3.7

Increase in cash and equivalents	55.5	118.5

Cash and equivalents at beginning of period	700.6	472.4

Cash and equivalents at end of period	$756.1	$590.9

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2005

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

Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Certain items in the 2004 consolidated financial statements have been reclassified to conform to the presentation used in the current period.

Financial Statement Presentation: On October 1, 2001 (the “Petition Date”), the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring or the U.K. Restructuring are herein referred to as the “Debtors.” The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings.” The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to any insolvency proceeding and, therefore, are not currently provided protection from creditors by any insolvency court and are operating in normal course. The Chapter 11 Cases are further discussed in Note 2 to the consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments to amounts and/or changes of ownership, is highly uncertain. While operating as debtors-in-possession (“DIP”) under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrators or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a confirmed plan of reorganization, scheme of arrangement, or company voluntary arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

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

The Company continues to consolidate all of its Debtor subsidiaries that are more than 50% owned in accordance with Company policy and with Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. The Company believes that the facts and circumstances related to the Restructuring Proceedings continue to require consolidation of the U.K. Debtors as follows:

•	Pursuant to an agreement (“Protocol”) between the Administrators and the Company, the Company is currently in control of the day-to-day business of all U.K. Debtors. Additionally, the Company is operating the U.K. Debtor businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. Accordingly, the Company determines the operating and financial policies and directs the on-going economic activities of the U.K. Debtors.

•	The current proposed Plan of Reorganization provides that the parent, which is also a Debtor entity, will emerge from the U.S. Restructuring concurrently with all Debtor subsidiaries.

•	The U.K. Debtor subsidiaries filed for the U.K. Restructuring Proceedings to resolve asbestos claims. To the extent any such U.K. Debtor subsidiary is unable to emerge from the Restructuring Proceedings in accordance with the Bankruptcy Code, that subsidiary would not receive the benefit from the permanent channeling of asbestos personal injury claimants to a trust or series of trusts established pursuant to section 524(g) of the Bankruptcy Code.

Use of Estimates: The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Discontinued Operations: During 2004, the Company completed the divestitures of its large bearings operations in Pinetown, South Africa and Uslar, Germany, and its transmission operation located in Dayton, Ohio. The aggregate net losses of these divestitures are reported as discontinued operations in the Company’s consolidated statements of operations for the three and six-month periods ended June 30, 2004. Additional financial information related to the Company’s discontinued operations is presented in Note 6, to the Company’s consolidated financial statements, “Discontinued Operations.”

New Accounting Pronouncement: On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company adopted SFAS No. 123(R) effective January 1, 2005. Additional financial information related to the Company’s share-based payments is presented in Note 17, to the Company’s consolidated financial statements, “Stock-Based Compensation.”

2. Voluntary Reorganization under Chapter 11 and Administration

On October 1, 2001, Federal-Mogul and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 in the High Court. Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to any insolvency proceedings and, therefore, are not currently provided protection from creditors by any insolvency court and are operating in the normal course.

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

On June 4, 2004, the Third Amended Joint Plan of Reorganization (the “Plan”) for the Company and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court. The Plan was jointly proposed by the Company, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”). Also on June 4, 2004, a Disclosure Statement to be used in soliciting votes to accept or reject the Plan (the “Disclosure Statement”) was approved by the Bankruptcy Court and a December 2004 hearing was scheduled to determine whether the Bankruptcy Court should approve the Plan. In part due to opposition to the Plan by the Administrators based on their view of asbestos claims, on December 7, 2004, the Bankruptcy Court delayed this confirmation hearing pending a hearing to estimate asbestos personal injury claims against the U.K. Debtors. This estimation hearing began June 14, 2005. Closing arguments were held on July 14, 2005. A ruling is pending. It is unclear whether or not the estimation will be accepted in the U.K.

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

On February 2, 2005, the Company entered into an employment agreement with José Maria Alapont under which Mr. Alapont has become the Company’s president and chief executive officer. As part of this employment agreement, the Plan Proponents have agreed to amend the Plan to provide Mr. Alapont with non-qualified stock options to purchase common stock of the reorganized Company. Significant terms and conditions of the contemplated stock options are outlined in the employment agreement previously filed with the SEC on Form 8-K dated February 2, 2005.

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting the Company and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although certain issues remain to be resolved, including the issues of the quantity and amount of asbestos and pension claims against the U.K. Debtors, the Plan provides that all currently outstanding stock of the Company will be cancelled, and 50.1% of newly authorized and issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trusts, and 49.9% of the newly authorized and issued common stock will be distributed pro rata to the noteholders. In addition, the holders of currently outstanding common and preferred stock of the Company will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price.

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

In October 2004, the Administrators applied to the High Court for directions related to: 1) questions of fairness of the Plan; 2) the approach of the High Court to CVAs and schemes of arrangement designed to implement the Plan within the U.K.; 3) the compatibility with English pension laws of the proposals for the trustees of pension schemes of the U.K. debtors; and 4) the impact under English insolvency law should the Administrators not propose CVAs and schemes of arrangement. In response to the application for directions, the High Court directed the Administrators to not propose schemes of arrangement and CVAs consistent with the draft schemes and draft CVAs included within the currently filed Plan without further order of the High Court. In addition, the High Court directed the Administrators to not convene meetings of creditors of the U.K. Companies pursuant to any demands or requisitions made pursuant to the Plan. Additionally, the High Court granted the Administrators leave to modify their consent, if necessary, to the directors of the U.K. Debtors, exercising any powers they might have to a) promote and/or confirm the Plan; or b) file or continue any motion in the Bankruptcy Court which seeks relief in relation to the Administrators or the U.K. Debtors. This was part of the Administrators efforts, and those of certain creditors of the U.K. Debtors, to oppose the Plan.

If the Plan Proponents and the Administrators cannot reach an agreement regarding either Schemes of Arrangement and CVAs that parallel the Plan or the means by which the Company will retain the businesses of those U.K. Debtors that are valuable to the Company and its customers, then the Company believes one or more of the following may occur with respect to each U.K. Debtor: (a) the High Court may be asked by the Plan Proponents to approve the Plan with respect to the U.K. Debtors as a matter of comity; or (b) the Company may bid for those businesses and/or assets of the U.K. Debtors that are valuable to the Company and its customers and any actual or deemed transfer of assets to the Company in connection therewith shall be entitled to the benefits of the injunction pursuant to Section 524(g) of the Bankruptcy Code. The Plan provides that if the Company is not the successful bidder, the injunction pursuant to Section 524(g) of the Bankruptcy Code shall not apply to the transfer of any assets to any entity other than the Company or its designee. As a result, the Company believes that, in the event the assets of the U.K. debtors are marketed for public sale, the Company ultimately will be the successful bidder for those assets that are valuable to the Company and its customers. Any remaining assets would be liquidated. The Company believes that such a non-consensual process with the Administrators is not in the best interest of the creditors of the U.K. Debtors, including pension creditors, and employees of the U.K. Debtors, and that the failure to arrive at a consensual plan could be damaging to the interests of such parties.

The Administrators have applied to the High Court for a direction to terminate the Protocol at such time when the Administrators deem it appropriate as part of a process to realize the business and assets of the U.K. Debtors. The Company and the other Plan Proponents have not consented to a realization of the assets of the U.K. Debtors and do not believe that a realization (absent approval by the U.S. Court, by agreement or otherwise) is consistent with U.S. law as Chapter 11 cases exist for each of the U.K. Debtors. The Company and Plan Proponents continue to work to resolve disagreements with the Administrators and accommodate the difference between U.K. and U.S. law.

The Company cannot predict at this time the outcome of the court proceedings or the discussion between the Company and the Administrators or the effect on the viability of the Plan. The Company is also unable to predict at this time what treatment will be accorded to claims arising against the U.K. Debtors arising from intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date.

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, the Company entered into a DIP credit facility to supplement liquidity and fund operations during the restructuring proceedings. The Company’s existing DIP credit facility expires in December 2005, and the interest rate is either the alternate base rate (“ABR”) plus 1¼ percentage points or the London Inter-Bank Offered Rate (“LIBOR”) plus 2¼ percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus ½ percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

The Company’s available borrowings under the existing DIP credit facility are determined by the underlying collateral at any point in time, consisting of domestic inventories and domestic accounts receivable. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. Amounts available and outstanding on the DIP credit facility are further discussed in Note 10 to the consolidated financial statements, “Debt.”

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

In the U.S., the Bankruptcy Court further ordered additional adequate protection to the noteholders in the form of either cash payment of one-half of one percent (0.5%) of the outstanding notes per year or the granting of an administrative expense claim pursuant to Section 507(b) of the Bankruptcy Code in the amount of one percent (1.0%) of the outstanding notes per year. The Company has elected to grant an administrative expense claim in favor of the noteholders for this additional adequate protection. All adequate protection administrative expense claims inured in favor of the noteholders are provisional in nature and subject to challenge by all parties-in-interest to the Restructuring Proceedings. Thus, the ultimate amount and related payment terms, if any, for these administrative expense claims will be established in connection with the Restructuring Proceedings. Accordingly, such additional administrative expense claims, approximating $78 million as of June 30, 2005, have not been recorded in the accompanying financial statements.

Financial Statement Classification

Virtually all of the Company’s pre-petition debt is in default. At June 30, 2005, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise.” This includes debt outstanding of $1,962.1 million under the pre-petition Senior Credit Agreements and $2,117.4 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $29.1 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

As a result of the Restructuring Proceedings, the Company is in default to its affiliate holder of its convertible junior subordinated debentures and is no longer accruing interest expense or making interest payments on the debentures. As a result, the affiliate no longer has the funds available to pay distributions on the Company-Obligated Mandatorily Redeemable Preferred Securities and stopped accruing and paying such distributions on October 1, 2001. The affiliate is in default on the Company-Obligated Mandatorily Redeemable Preferred Securities. The Company is a guarantor on the outstanding debentures and, as a result of the default, the Company has become a debtor directly to the holders of the debentures. This liability is a pre-petition liability and has been classified as “Liabilities subject to compromise” in the accompanying balance sheets.

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

Liabilities subject to compromise include the following:

	June 30 2005	December 31 2004
	(Millions of Dollars)
Debt	$4,050.4	$4,026.9
Asbestos liabilities	1,541.5	1,584.0
Accounts payable	203.7	204.5
Company-obligated mandatorily redeemable securities	114.6	114.6
Interest payable	44.0	43.9
Environmental liabilities	24.8	23.6
Other accrued liabilities	20.8	21.0

	5,999.8	6,018.5
Intercompany payables to affiliates	3,222.7	3,301.3

	$9,222.5	$9,319.8

On May 2, 2005, the Company entered into a Surety Claims Settlement Agreement with the CCR and various surety bondholders whereby in fulfillment of all claims made by the CCR, $29 million was placed into escrow for use by the CCR to fund settlements that have already occurred or have yet to occur up to $26 million and CCR expenses of $3 million. In exchange for a secured claim against the Company and in connection with the pre-petition lenders, the surety bondholders allowed the exercise of the surety bonds in the amount of $28 million. The remaining $1 million was funded from an outstanding letter of credit. The settlement agreement cancels the remaining face amount of the surety bonds and gives the surety bondholders an entitlement to adequate protection upon full payment of the net bond draw of $28 million. Accordingly, the surety bondholders will receive monthly payments of interest on the net bond draw at a rate of LIBOR plus 200 basis points until the earlier of the effective date of the Plan or the occurrence of certain specified termination events.

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

Cash in the United Kingdom is available only for the use by the debtor entities within the United Kingdom and is not available for use outside of such entities. At June 30, 2005 and December 31, 2004, such cash balances were approximately $420 million and $425 million, respectively.

Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Millions of Dollars)
Professional fees directly related to the filing	$17.2	$30.7	$44.4	$53.9
Critical employee retention costs	2.8	2.0	5.6	4.0
Other direct costs	0.2	1.7	0.2	2.5

	$20.2	$34.4	$50.2	$60.4

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

The Company has not completed its evaluation of the approximate remaining 2,100 claims, totaling approximately $1.0 billion, alleging rights to payment for financing, environmental, trade accounts payable and other matters. The Company continues to investigate these unresolved proofs of claim, and intends to file objections to the claims that are inconsistent with its books and records. As of June 30, 2005, the Debtors have filed objections to more than 5,600 proofs of claim, and have obtained stipulations or orders involving more than 3,800 claims, which (i) reduce the filed claims to an amount that is consistent with the Debtors books or records, (ii) completely disallow the claims, or (iii) withdraw the claims.

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

Debtors’ Financial Statements

The condensed consolidated financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the combined Debtor subsidiaries, including certain amounts and activities between Debtor and non-Debtor subsidiaries of the Company, which are eliminated in the consolidated financial statements. Certain amounts in the 2004 Debtor financial statements have been reclassified to conform to the presentation used in the current period. In 2005, the Company finalized the push down of the Sealing Systems goodwill impairment charge resulting in a reclassification of goodwill from the Debtor subsidiaries to the Non-debtor subsidiaries in the December 31, 2004 balance sheet.

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Millions of Dollars)
Net sales	$991.9	$927.4	$1,963.1	$1,831.6
Cost of products sold	850.7	759.1	1,690.6	1,507.7

Gross margin	141.2	168.3	272.5	323.9

Selling, general and administrative expenses	143.9	155.8	311.3	318.5
Interest expense, net	32.5	22.2	60.4	46.7
Chapter 11 and Administration related reorganization expenses	20.2	34.4	50.2	60.4
Intercompany interest income from non-filers	(76.2)	(88.1)	(159.1)	(179.6)
Other income, net	(6.3)	(3.9)	(21.0)	(13.8)

Earnings from continuing operations before income taxes and equity loss of non-Debtor subsidiaries	27.1	47.9	30.7	91.7
Income tax expense (benefit)	8.7	(4.1)	15.9	(0.5)

Earnings from continuing operations before equity loss of non-Debtor subsidiaries	18.4	52.0	14.8	92.2
Equity loss from continuing operations of non-Debtor subsidiaries	(30.0)	(58.0)	(74.7)	(117.4)

Loss from continuing operations	(11.6)	(6.0)	(59.9)	(25.2)
Loss from discontinued operations, net of income taxes, Debtors	—	(0.3)	—	(0.5)
Loss from discontinued operations, net of income taxes, non-Debtors	—	(2.7)	—	(3.7)

Net loss	$(11.6)	$(9.0)	$(59.9)	$(29.4)

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Balance Sheets

	(Unaudited) June 30 2005	December 31 2004
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$424.2	$433.5
Accounts receivable, net	625.3	582.8
Accounts receivable, non-Debtors	485.5	458.0
Inventories, net	478.8	483.6
Prepaid expenses and other current assets	99.7	101.9

Total current assets	2,113.5	2,059.8

Property, plant and equipment, net	985.4	1,016.4
Goodwill and indefinite-lived intangible assets	1,177.1	1,183.5
Definite-lived intangible assets, net	265.0	280.3
Asbestos-related insurance recoverable	810.1	853.8
Loans receivable from and investments in non-Debtors	4,683.8	4,803.6
Other noncurrent assets	307.5	402.1

	$10,342.4	$10,599.5

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$362.7	$277.8
Accounts payable and accrued compensation	271.6	269.1
Accounts payable, non-Debtors	300.3	249.0
Other accrued liabilities	246.3	256.4

Total current liabilities	1,180.9	1,052.3

Postemployment benefits	1,951.7	2,033.5
Other accrued liabilities	117.2	119.6
Liabilities subject to compromise	9,222.5	9,319.8
Shareholders’ deficit	(2,129.9)	(1,925.7)

	$10,342.4	$10,599.5

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2005	2004
	(Millions of Dollars)
Net cash provided from (used by) operating activities	$(29.7)	$120.2

Cash provided from (used by) investing activities
Expenditures for property, plant and equipment	(38.1)	(68.2)
Net proceeds from the sale of property, plant and equipment	—	13.0

Net cash used by investing activities	(38.1)	(55.2)

Cash provided from (used by) financing activities
Proceeds from borrowings on DIP credit facility	85.1	—
Principal payments on DIP credit facility	—	(41.7)

Net cash provided from (used by) financing activities	85.1	(41.7)

Effect of foreign currency exchange rate fluctuations on cash	(26.6)	7.4

Increase (decrease) in cash and equivalents	(9.3)	30.7

Cash and equivalents at beginning of period	433.5	281.5

Cash and equivalents at end of period	$424.2	$312.2

3. Adjustment of Long-Lived Assets to Fair Value

During the six month periods ended June 30, 2005 and 2004, the Company recorded charges of $4.0 million and $23.1 million, respectively, to adjust property, plant and equipment to their estimated fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The fair value of property, plant and equipment is based upon estimated discounted future cash flows and estimates of salvage value. The impairment charge represents the difference between the estimated fair values and the carrying value of the subject assets.

Impairment charges by reporting segment are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Millions of Dollars)
Powertrain	$0.8	$20.0	$0.8	$20.2
Sealing Systems	—	—	—	—
Vehicle Safety and Performance	0.2	—	0.2	—
Aftermarket Products and Services	—	—	3.0	2.7
Corporate	—	—	—	0.2

	$1.0	$20.0	$4.0	$23.1

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

4. Restructuring

The Company has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to lower cost markets. The Company defines restructuring expense to include costs directly associated with exit or disposal activities accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other postemployment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

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

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Company may from time to time record reversals of these reserves. Such reversals are recorded consistent with SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges” and result from actual costs at program completion being less than costs estimated at the commitment date.

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

The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and generally fall into one of the following categories:

1.	Closure of facilities and relocation of production – In connection with the Company’s strategy, certain operations have been closed and related production relocated to low cost countries or to other locations with available capacity.

2.	Consolidation of administrative functions and standardization of manufacturing processes – As part of its productivity initiative, the Company has acted to consolidate its administrative functions and change its manufacturing processes to reduce selling, general and administrative costs and improve operating efficiencies through standardization of processes.

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the six months ended June 30, 2005. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2004	$18.7	$3.8	$1.6	$2.9	$0.9	$27.9
Provisions	2.7	—	—	—	0.9	3.6
Reversals	—	—	—	(0.6)	(0.2)	(0.8)
Payments	(3.1)	(0.2)	(0.1)	(0.2)	—	(3.6)
Foreign currency	(1.1)	(0.2)	0.1	—	0.2	(1.0)

Balance of reserves at March 31, 2005	17.2	3.4	1.6	2.1	1.8	26.1
Provisions	2.9	0.3	0.1	2.3	—	5.6
Reversals	(0.1)	—	(0.4)	—	(0.3)	(0.8)
Payments	(3.1)	(0.7)	(0.2)	(0.2)	(0.9)	(5.1)
Foreign currency	(0.9)	(0.2)	(0.1)	(0.1)	—	(1.3)

Balance of reserves at June 30, 2005	$16.0	$2.8	$1.0	$4.1	$0.6	$24.5

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

During December 2003, the Company announced the closure of its Bradford, United Kingdom piston facility (Powertrain) and relocation of its operations to other existing European manufacturing facilities with available capacity or with lower cost to manufacture. Expected savings associated with this activity are estimated to be approximately $14 million per annum. Approximately $2 million of severance payments were made against this reserve during the six months ended June 30, 2005. At June 30, 2005, the Company had remaining reserves of approximately $6 million related to this activity. While the closure of the Bradford facility was completed during 2004, severance payments related to this program will extend through 2014.

During 2001, the Company’s German engine bearing operations (Powertrain) announced restructuring programs to transfer certain low volume production with high labor content to low cost countries, specifically Poland. Expected savings associated with this activity are estimated to be approximately $8 million per annum. At June 30, 2005, the Company had remaining reserves of approximately $4 million related to these activities. Payments of approximately $2 million were made against the reserve during the six months ended June 30, 2005. While the transfer of production was completed during 2004, payment of employee severance costs is expected to continue through 2008.

In June 2005, the Company commenced a restructuring of its Aftermarket Products and Services sales and marketing functions designed to drive business growth and to improve customer focus. Through realignment of the sales force on a regional basis, the Company intends to strengthen customer relations particularly in emerging markets. Accordingly, a charge of $2 million related to these activities was recorded during the three month period ended June 30, 2005 and remains outstanding as of June 30, 2005. Expected savings associated with the project are estimated to be approximately $2 million per annum. Payments related to this program are expected to continue through June 2006.

5. Other (Income) Expense, Net

The specific components of “Other (income) expense, net” are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Millions of Dollars)
Amortization of intangible assets	$4.2	$3.9	$8.7	$8.4
Foreign currency exchange	7.4	2.8	8.6	8.1
Restructuring expense	4.8	—	7.6	—
Minority interest in consolidated subsidiaries	1.1	1.0	1.9	2.5
Royalty income	(0.9)	(0.6)	(1.1)	(1.0)
Loss (gain) on sale of assets	(0.6)	0.6	(7.4)	(0.1)
Adjustment of 2004 goodwill impairment charge	—	—	(7.7)	—
Other	(6.5)	(4.3)	(6.7)	(5.8)

	$9.5	$3.4	$3.9	$12.1

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

6. Discontinued Operations

During 2004, the Company completed divestitures of its large bearings operations in Pinetown, South Africa and Uslar, Germany, and its transmission operation located in Dayton, Ohio. The aggregate net losses of these divestitures are reported as discontinued operations in the Company’s consolidated statements of operations for the three and six-month periods ended June 30, 2004. Summarized financial information related to the Company’s discontinued operations is as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(Millions of Dollars)
Net sales	$5.3	$11.8
Cost of products sold	6.6	12.9

Gross margin	(1.3)	(1.1)

Selling, general and administrative expenses	1.0	2.2
Other expense, net	1.6	1.9

Loss before income taxes	(3.9)	(5.2)
Income tax benefit	(0.9)	(1.0)

Loss from discontinued operations	$(3.0)	$(4.2)

7. Inventories

Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 48% and 45% of inventories at June 30, 2005 and December 31, 2004, respectively. The remaining inventories are recorded using the first-in, first-out (FIFO) method. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories is provided in the table below:

	June 30 2005	December 31 2004
	(Millions of Dollars)
Raw materials	$177.3	$185.8
Work-in-process	157.6	157.7
Finished products	643.7	680.1

	978.6	1,023.6
Valuation reserves	(69.8)	(70.7)

	$908.8	$952.9

8. Investments in Non-Consolidated Affiliates

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 20% to 50%. The aggregate investment in these affiliates approximates $153 million and $160 million at June 30, 2005 and December 31, 2004, respectively, and is included in the consolidated balance sheets as “other noncurrent assets.” The Company’s equity earnings of such affiliates amounted to approximately $21 million and $20 million for the six-month periods ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005, these entities generated sales of approximately $348 million, net income of approximately $51 million, and had total net assets at June 30, 2005 of approximately $351 million. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts, including pistons, pins, piston rings, and cylinder liners, to Original Equipment (“OE”) and Aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the investment partner. The contingent guarantee can be exercised at the discretion of the joint venture partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of June 30, 2005, the total amount of the contingent guarantee, were all triggering events to occur, approximated $58 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. Management also believes that exercise of the put option is not reasonably likely within the foreseeable future. However, if this put option were exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its investment partner.

In accordance with Statement of Financial Accounting Standards No. 150, the Company has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such arrangements on the future liquidity position of the Company.

9. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30 2005	December 31 2004
	(Millions of Dollars)
Accrued compensation	$258.4	$255.5
Accrued income taxes	71.7	75.9
Accrued rebates	68.1	73.2
Accrued Chapter 11 and Administration expenses	36.0	44.8
Non-income taxes payable	35.3	34.5
Restructuring reserves	24.5	27.9
Accrued product returns	18.5	20.4
Accrued warranty	13.3	14.8
Accrued professional services	13.3	12.7

	$539.1	$559.7

10. Debt

Long-term debt consisted of the following:

	June 30 2005	December 31 2004
	(Millions of Dollars)
DIP credit facility	$362.8	$277.7
Other	42.9	42.0

	405.7	319.7
Less: current maturities included in short-term debt	(398.2)	(309.6)

	$7.5	$10.1

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

	June 30 2005	December 31 2004
	(Millions of Dollars)
Contractual commitment	$500.0	$500.0
Less: current borrowings	362.8	277.7
Less: letters of credit	24.1	45.3

Available to borrow	$113.1	$177.0

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

11. Other Comprehensive Loss

The Company’s comprehensive loss consists of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Millions of Dollars)
Net loss	$(11.6)	$(9.0)	$(59.9)	$(29.4)
Foreign currency translation adjustments	(73.1)	(8.1)	(147.0)	(13.2)

	$(84.7)	$(17.1)	$(206.9)	$(42.6)

12. Income Taxes

For the six months ended June 30, 2005, the Company recorded income tax expense of $51.2 million on a loss from continuing operations before income taxes of $8.7 million. This compares to income tax expense of $40.6 million on earnings from continuing operations before income taxes of $15.4 million in the same period of 2004. Income tax expense for the six month period ended June 30, 2005 resulted primarily from taxable income generated by certain international subsidiaries, non-recognition of income tax benefits on certain United Kingdom operating losses and certain non-deductible items in various jurisdictions.

13. Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Millions of Dollars, Except Share and Per Share Amounts)
Numerator:
Loss from continuing operations	$(11.6)	$(6.0)	$(59.9)	$(25.2)
Loss from discontinued operations	—	(3.0)	—	(4.2)

Numerator for basic and diluted loss per common share	$(11.6)	$(9.0)	$(59.9)	$(29.4)

Denominator:
Weighted average shares outstanding, basic and diluted (in millions)	89.1	87.1	89.1	87.1

Loss from continuing operations	$(0.13)	$(0.07)	$(0.67)	$(0.29)
Loss from discontinued operations, net of income tax expense	—	(0.04)	—	(0.05)

Basic and diluted loss per common share	$(0.13)	$(0.11)	$(0.67)	$(0.34)

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

Components of net periodic benefit cost for the three-month periods ended June 30 are as follows:

	Pension Benefits
	United States		International		Other Benefits
	2005	2004	2005	2004	2005	2004
	(Millions of Dollars)
Service cost	$7.7	$6.9	$2.5	$4.8	$1.3	$0.7
Interest cost	14.3	14.5	41.4	34.1	8.5	8.4
Expected return on plan assets	(14.7)	(13.7)	(30.8)	(32.1)	—	—
Unrecognized transition obligation	—	—	—	—	—	—
Amortization of unrecognized (gain) loss	6.6	6.3	26.6	14.3	(1.0)	1.5
Amortization of unrecognized prior service cost	1.9	2.1	—	—	3.0	(0.2)

Net periodic benefit cost	$15.8	$16.1	$39.7	$21.1	$11.8	$10.4

Components of net periodic benefit cost for the six-month periods ended June 30 are as follows:

	Pension Benefits
	United States		International		Other Benefits
	2005	2004	2005	2004	2005	2004
	(Millions of Dollars)
Service cost	$15.4	$13.8	$5.1	$9.6	$2.6	$1.5
Interest cost	28.6	29.0	83.6	68.2	17.0	16.7
Expected return on plan assets	(29.4)	(27.3)	(62.2)	(64.2)	—	—
Unrecognized transition obligation	2.4	—	—	—	—	—
Amortization of unrecognized (gain) loss	13.2	12.6	53.7	28.7	(2.0)	3.0
Amortization of unrecognized prior service cost	3.8	4.1	—	—	6.0	(0.4)

Net periodic benefit cost	$34.0	$32.2	$80.2	$42.3	$23.6	$20.8

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

Recorded Liability

In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.3 billion as of June 30, 2005) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States and the U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors committee consisting in large part of representatives of asbestos claimants has been appointed. The Company’s obligations with respect to present and future claims could be determined through litigation in the Bankruptcy Court, the High Court, and/or through negotiations with each of the official committees appointed.

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

On May 2, 2005, the Company entered into a Surety Claims Settlement Agreement with the CCR and various surety bondholders whereby in fulfillment of all claims made by the CCR, $29 million was placed into escrow for use by the CCR to fund settlements that have already occurred or have yet to occur up to $26 million and CCR expenses of $3 million. In exchange for a secured claim against the Company and in connection with the pre-petition lenders, the surety bondholders allowed the exercise of the surety bonds in the amount of $28 million. The remaining $1 million was funded from an outstanding letter of credit. The settlement agreement cancels the remaining face amount of the surety bonds and gives the surety bondholders an entitlement to adequate protection upon full payment of the net bond draw of $28 million. Accordingly, the surety bondholders will receive monthly payments of interest on the net bond draw at a rate of LIBOR plus 200 basis points until the earlier of the effective date of the Plan or the occurrence of certain specified termination events.

The Company also issued various letters of credit in connection with asbestos lawsuits that had resulted in verdicts against the Company or its subsidiaries prior to its filing for bankruptcy protection. The letters of credit were issued as security for the judgments entered against the Company or its subsidiaries to permit the Company to pursue appeals to those judgments. The Bankruptcy Court lifted the automatic stay with respect to certain cases where letters of credit were in place to allow the appeals of those cases to proceed. During 2003, the final appeal in three of these cases was denied, and draws were made upon the letters of credit of approximately $16 million.

Except for the effect of foreign currency, the Company has not adjusted its estimate of the asbestos liability since September 30, 2001. For the Company’s U.S. and U.K. subsidiaries this liability is included in the consolidated balance sheet under the caption “Liabilities subject to compromise” as of June 30, 2005.

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

Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of June 30, 2005, the recorded insurance recoverable was $644 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded a $38.9 million asbestos charge during the fourth quarter of 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval of the settlement was filed on March 1, 2004.

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG (“Munich Re”) and Centre Reinsurance International Co. (“CRIC”), a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the Reinsurance Agreement. The hearing to review the March 1, 2004 motion has been adjourned without date as the parties attempt to resolve the issues raised by the two reinsurers. However, these efforts have been unsuccessful, prompting the Administrators to file an action in the London High Court seeking a declaration that the settlements with EIR and Sedgwick do not breach provisions of the Reinsurance Agreement. A hearing was conducted July 13-15, 2005 with a decision expected shortly.

On May 17, 2005, the Administrators of T&N issued an Ordinary Application for declarations regarding (among other things) the principles governing the valuation of pending and future US Asbestos Claims. The Court ordered that questions of law and procedure relating to the Application be heard first and the hearing on factual issues be adjourned. The first hearing was conducted on July 11-12, 2005 and a decision on the first stage of the proceeding is expected shortly. Depending upon how the Court rules on these issues, the asbestos liabilities and corresponding insurance recoverables reflected by the Company in its financial statements may need to be adjusted.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims’ costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater than $1.69/£, the Company will effectively have a premium on 100% recovery on claims paid. As of June 30, 2005, the $644 million insurance recoverable asset includes an exchange rate premium of approximately $36.9 million.

Abex and Wagner Asbestos Litigation

Background

Two of the Company’s businesses formerly owned by Cooper Industries, Inc., known as Abex and Wagner, are involved as defendants in numerous court actions in the U.S. alleging personal injury from exposure to asbestos or asbestos-containing products. These claims mainly involve vehicle safety and performance products. As of the Petition Date, Abex and Wagner were defendants in approximately 66,000 and 33,000 pending claims, respectively. As a result of the Restructuring Proceedings, the Company includes as a pending claim open served claims, settled but not documented claims and settled but not paid claims. Notices of complaints continue to be received post-petition and are in violation of the automatic stay.

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

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of June 30, 2005) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those, which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $112.6 million as of June 30, 2005.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action against the Debtors and a number of insurance carriers in the Company’s Restructuring Proceedings. In its complaint, Dresser alleged that it has rights under certain primary and excess general liability insurance policies that may be shared with one of the Debtors, Federal-Mogul Products (“FMP”) as the successor to Wagner Electric Corporation. Dresser seeks, among other things, a declaration of the parties’ respective rights and obligations under the policies and a partition of the competing rights of Dresser and FMP under the policies. FMP answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of FMP’s rights to the policies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $53 million as of June 30, 2005. On November 4, 2004, FMP, Dresser and Cooper Industries, Inc. (“Cooper”) and certain of the insurers (“Parties”) entered into a partitioning agreement, by which the Parties agreed as to the manner in which the limits of liability, self-insured retentions, deductibles and any other self-insurance features, and the erosion thereof, are to be partitioned among FMP, Dresser and Cooper. The partitioning agreement effectively disposes of Dresser’s claims in the Dresser adversary proceeding. However, FMP’s cross claim against the defendant-insurers remain, but are currently stayed pursuant to the agreement of the remaining parties and the court.

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

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability subject to compromise and the insurance recoverable asset as of June 30, 2005 and December 31, 2004:

	T&N Companies	Abex	Wagner	Other	Total
	(Millions of Dollars)
Liability:
Balance at December 31, 2004	$1,367.7	$129.5	$84.1	$2.7	$1,584.0
CCR/ Surety settlement	(29.0)	—	—	—	(29.0)
Foreign exchange	(13.5)	—	—	—	(13.5)

Balance at June 30, 2005	$1,325.2	$129.5	$84.1	$2.7	$1,541.5

Asset:
Balance at December 31, 2004	$687.7	$112.6	$53.5	$—	$853.8
Cash receipts	—	—	(0.5)	—	(0.5)
Foreign exchange	(43.1)	—	—	—	(43.1)

Balance at June 30, 2005	$644.6	$112.6	$53.0	$—	$810.2

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

The Company also has identified certain presently and formerly owned properties at which it is or may be responsible for cleaning up environmental contamination, in some cases as a result of contractual commitments. The Company is actively seeking to resolve these matters.

Although difficult to quantify based on the complexity of the issues, the Company has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual matters based upon current available information from site investigations and consultants. Environmental reserves were $58.0 million and $61.0 million at June 30, 2005 and December 31, 2004, respectively, and are included in the consolidated balance sheets as follows:

	June 30 2005	December 31 2004
	(Millions of Dollars)
Other current liabilities	$9.7	$11.5
Other long-term accrued liabilities	23.5	25.9
Liabilities subject to compromise	24.8	23.6

	$58.0	$61.0

Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At June 30, 2005, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $44 million.

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

16. Operations by Reporting Segment

The Company’s integrated operations are organized into five reporting segments generally corresponding to major product groups; Powertrain, Sealing Systems, Vehicle Safety and Performance, Aftermarket Products and Services and Corporate. Segment information for three and six months ended June 30, 2004 and the six months ended June 30, 2005 has been reclassified to reflect organizational changes implemented during the second quarter of 2005.

The Company has aggregated certain individual product segments within its five reporting segments. The accounting policies of the segments are the same as those of the Company. Revenues related to Powertrain, Sealing Systems, and Vehicle Safety and Performance products sold to OE customers are recorded within the respective segments. Revenues from such products sold to Aftermarket customers are recorded within the Aftermarket Products and Services segment. All products transferred into the Aftermarket Products and Services reporting segment from other reporting segments are transferred at cost in the United States and at agreed-upon transfer prices internationally.

The Company evaluates segment performance principally on a non-GAAP Operational EBITDA basis. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization and certain nonrecurring items such as restructuring and impairment charges, Chapter 11 and Administration related reorganization expenses, and gains or losses on the sales of assets. Operational EBITDA for each segment is shown below and is reconciled to its most comparable U.S. GAAP measure in the consolidated financial statements.

Net sales and gross margin information by reporting segment is as follows:

	Net Sales
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Millions of Dollars)
Powertrain	$585	$544	$1,167	$1,093
Sealing Systems	127	131	254	264
Vehicle Safety and Performance	196	176	390	351
Aftermarket Products and Services	757	720	1,488	1,410

	$1,665	$1,571	$3,299	$3,118

	Gross Margin
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Millions of Dollars)
Powertrain	$88	$87	$172	$164
Sealing Systems	8	16	12	30
Vehicle Safety and Performance	51	49	96	98
Aftermarket Products and Services	171	178	336	343
Corporate	(26)	(10)	(49)	(18)

	$292	$320	$567	$617

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to earnings (loss) from continuing operations before income tax expense is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Millions of Dollars)
Powertrain	$102	$89	$198	$173
Sealing Systems	7	19	9	32
Vehicle Safety and Performance	45	42	86	86
Aftermarket Products and Services	117	123	224	232
Corporate	(113)	(101)	(232)	(212)

Total Operational EBITDA	158	172	285	311

Adjustment of long-lived assets to fair value	(1)	(20)	(4)	(23)
Depreciation and amortization	(86)	(82)	(179)	(167)
Interest expense, net	(34)	(24)	(63)	(50)
Chapter 11 and Administration related reorganization expenses	(20)	(34)	(50)	(60)
Discontinued operations and other	(4)	3	2	4

Earnings (loss) from continuing operations before income tax expense	$13	$15	$(9)	$15

Total assets by reportable segment are as follows:

	June 30 2005	December 31 2004
	(Millions of Dollars)
Powertrain	$1,886	$2,032
Sealing Systems	807	791
Vehicle Safety and Performance	979	1,017
Aftermarket Products and Services	3,031	3,057
Corporate	1,245	1,368

	$7,948	$8,265

17. Stock-Based Compensation

On February 2, 2005, the Company entered into a five-year employment agreement with José Maria Alapont, effective March 1, 2005, whereby Mr. Alapont was appointed as the Company’s president and chief executive officer. In connection with this agreement, the proponents of the Third Amended Plan of Reorganization have agreed to amend the Plan to provide that the reorganized Federal-Mogul will grant to Mr. Alapont stock options equal to at least 4% of the value of the reorganized Company at the reorganization date (“Options”). If there is a material reduction in the value of the reorganized Company under any amendment to the Plan, that is confirmed, then Mr. Alapont would receive stock options in an amount that would be the economic equivalent of the Options. These stock options vest ratably over the life of the employment agreement, such that one fifth of the options will vest on each anniversary of the employment agreement effective date. The contractual term of these stock options is 7 years from the date of grant (reorganization date).

Additionally, one-half of the options have an additional feature allowing for the exchange of options for shares of stock prior to the end of the employment agreement. Specifically, Mr. Alapont may elect to exchange four options for a Class A share of stock. The options without the exchange feature are referred to herein as “plain vanilla options” and those options with the exchange feature are referred to as “options with exchange.”

The Company has based its determination of the amount of compensation expense associated with these stock options on the fair value of such options as of June 30, 2005. Key assumptions and related option-pricing models used by the Company are summarized in the following table.

	Plain Vanilla Options	Options with Exchange
Valuation model	Black-Scholes	Modified Binomial
Expected volatility	47%	47%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected life of option	3.27 – 3.92%	3.27 – 3.92%
Expected term (in years)	4.47	5.46

During the three and six month periods ended June 30, 2005, the Company recorded compensation expense of $2.1 million and $2.7 million, respectively. As of June 30, 2005, there was approximately $40 million of total unrecognized compensation cost related to non-vested stock-options under the employment agreement, which is expected to be recognized ratably over the remaining term of the employment agreement.

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

Certain amounts in the 2004 Guarantor financial statements have been reclassified to conform to the presentation used in the current period. In 2005, the Company finalized the push down of the Sealing Systems goodwill impairment charge resulting in a reclassification of goodwill from the Parent subsidiaries to the Guarantor and Non-guarantor subsidiaries in the December 31, 2004 balance sheet.

Subsequent to the Restructuring Proceedings, no dividends have been paid to the Federal-Mogul parent company by any of its subsidiaries.

As a result of the Restructuring Proceedings (see Note 2 “Voluntary Reorganization Under Chapter 11 and Administration”) certain of the liabilities at June 30, 2005, as shown below, were liabilities subject to compromise as of the Petition date:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Millions of Dollars)
Debt	$4,050.2	$0.2	$—	$4,050.4
Asbestos liabilities	1.4	236.3	1,303.8	1,541.5
Accounts payable	59.1	116.2	28.4	203.7
Company-obligated mandatorily redeemable securities	—	—	114.6	114.6
Interest payable	43.8	0.2	—	44.0
Environmental liabilities	24.8	—	—	24.8
Other accrued liabilities	9.8	0.9	10.1	20.8

	$4,189.1	$353.8	$1,456.9	$5,999.8

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended June 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$327.8	$717.3	$1,118.0	$(497.7)	$1,665.4
Cost of products sold	277.5	622.0	971.8	(497.7)	1,373.6

Gross margin	50.3	95.3	146.2	—	291.8

Selling, general and administrative expenses	56.9	60.7	108.7	—	226.3
Adjustment of long-lived assets to fair value	—	—	1.0	—	1.0
Interest expense (income), net	37.4	—	(3.6)	—	33.8
Chapter 11 and Administration related reorganization expenses	20.2	—	—	—	20.2
Equity earnings of unconsolidated subsidiaries	—	(1.4)	(10.6)	—	(12.0)
Other (income) expense, net	(12.2)	(32.5)	54.2	—	9.5

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(52.0)	68.5	(3.5)	—	13.0
Income tax expense (benefit)	(0.5)	1.2	23.9	—	24.6

Earnings (loss) before equity earnings (loss) of subsidiaries	(51.5)	67.3	(27.4)	—	(11.6)
Equity earnings (loss) of subsidiaries	39.9	24.8	—	(64.7)	—

Net earnings (loss)	$(11.6)	$92.1	$(27.4)	$(64.7)	$(11.6)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Six Months Ended June 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$638.7	$1,412.1	$2,213.6	$(965.8)	$3,298.6
Cost of products sold	562.5	1,216.0	1,919.2	(965.8)	2,731.9

Gross margin	76.2	196.1	294.4	—	566.7

Selling, general and administrative expenses	130.4	123.8	221.8	—	476.0
Adjustment of long-lived assets to fair value	3.0	—	1.0	—	4.0
Interest expense (income), net	69.9	—	(7.3)	—	62.6
Chapter 11 and Administration related reorganization expenses	50.2	—	—	—	50.2
Equity earnings of unconsolidated subsidiaries	—	(2.9)	(18.4)	—	(21.3)
Other (income) expense, net	(30.9)	(66.3)	101.1	—	3.9

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(146.4)	141.5	(3.8)	—	(8.7)
Income tax expense	0.7	2.3	48.2	—	51.2

Earnings (loss) before equity earnings (loss) of subsidiaries	(147.1)	139.2	(52.0)	—	(59.9)
Equity earnings (loss) of subsidiaries	87.2	49.6	—	(136.8)	—

Net earnings (loss)	$(59.9)	$188.8	$(52.0)	$(136.8)	$(59.9)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended June 30, 2004

	Unconsolidated			Eliminations
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Discontinued Operations	Inter- Company	Consolidated
	(Millions of Dollars)
Net sales	$304.3	$547.1	$1,048.2	$(5.3)	$(323.1)	$1,571.2
Cost of products sold	250.9	436.3	893.7	(6.6)	(323.1)	1,251.2

Gross margin	53.4	110.8	154.5	1.3	—	320.0

Selling, general and administrative expenses	76.4	55.0	103.6	(1.0)	—	234.0
Adjustment of long-lived assets to fair value	—	—	20.0	—	—	20.0
Interest expense (income), net	24.9	—	(0.6)	—	—	24.3
Chapter 11 and Administration related reorganization expenses	34.4	—	—	—	—	34.4
Equity earnings of unconsolidated subsidiaries	—	(1.9)	(8.8)	—	—	(10.7)
Other (income) expense, net	(10.9)	(31.4)	47.3	(1.6)	—	3.4

Earnings (loss) from continuing operations before income taxes and equity earnings (loss) of subsidiaries	(71.4)	89.1	(7.0)	3.9	—	14.6
Income tax expense (benefit)	(7.3)	1.2	25.8	0.9	—	20.6

Earnings (loss) from continuing operations before equity earnings (loss) of subsidiaries	(64.1)	87.9	(32.8)	3.0	—	(6.0)
Earnings from discontinued operations, net of income taxes	—	—	—	(3.0)	—	(3.0)
Equity earnings (loss) of subsidiaries	55.1	21.6	—	—	(76.7)	—

Net earnings (loss)	$(9.0)	$109.5	$(32.8)	$—	$(76.7)	$(9.0)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Six Months Ended June 30, 2004

	Unconsolidated			Eliminations
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Discontinued Operations	Inter- Company	Consolidated
	(Millions of Dollars)
Net sales	$597.2	$1,082.0	$2,091.2	$(11.8)	$(640.9)	$3,117.7
Cost of products sold	495.9	866.6	1,792.5	(12.9)	(640.9)	2,501.2

Gross margin	101.3	215.4	298.7	1.1	—	616.5

Selling, general and administrative expenses	156.7	109.4	211.9	(2.2)	—	475.8
Adjustment of long-lived assets to fair value	—	—	23.1	—	—	23.1
Interest expense (income), net	51.7	—	(1.8)	—	—	49.9
Chapter 11 and Administration related reorganization expenses	60.4	—	—	—	—	60.4
Equity earnings of unconsolidated subsidiaries	—	(3.9)	(16.3)	—	—	(20.2)
Other (income) expense, net	(17.7)	(65.5)	97.2	(1.9)	—	12.1

Earnings (loss) from continuing operations before income taxes and equity earnings (loss) of subsidiaries	(149.8)	175.4	(15.4)	5.2	—	15.4
Income tax expense (benefit)	(6.3)	2.2	43.7	1.0	—	40.6

Earnings (loss) from continuing operations before equity earnings (loss) of subsidiaries	(143.5)	173.2	(59.1)	4.2	—	(25.2)
Earnings from discontinued operations, net of income taxes	—	—	—	(4.2)	—	(4.2)
Equity earnings (loss) of subsidiaries	114.1	39.2	—	—	(153.3)	—

Net earnings (loss)	$(29.4)	$212.4	$(59.1)	$—	$(153.3)	$(29.4)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Balance Sheet

June 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$4.7	$—	$751.4	$—	$756.1
Accounts receivable, net	220.2	312.2	583.1	—	1,115.5
Inventories, net	114.3	306.2	488.3	—	908.8
Prepaid expenses and other current assets	51.1	31.3	147.6	—	230.0

Total current assets	390.3	649.7	1,970.4	—	3,010.4

Property, plant and equipment, net	259.0	558.6	1,325.9	—	2,143.5
Goodwill and indefinite-lived intangible assets	488.2	595.7	194.8	—	1,278.7
Definite-lived intangible assets, net	66.6	80.1	165.7	—	312.4
Investment in subsidiaries	6,482.0	3,026.7	—	(9,508.7)	—
Intercompany accounts, net	(4,213.2)	3,466.6	746.6	—	—
Asbestos-related insurance recoverable	—	165.6	644.6	—	810.2
Prepaid pension costs	—	—	178.6	—	178.6
Other noncurrent assets	30.7	26.0	157.4	—	214.1

	$3,503.6	$8,569.0	$5,384.0	$(9,508.7)	$7,947.9

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt, including current portion of long-term debt	$362.8	$—	$35.4	$—	$398.2
Accounts payable	74.7	83.4	249.3	—	407.4
Accrued liabilities	104.2	58.4	376.5	—	539.1
Other current liabilities	31.4	18.3	86.9	—	136.6

Total current liabilities	573.1	160.1	748.1	—	1,481.3

Liabilities subject to compromise	4,189.1	353.8	1,456.9	—	5,999.8

Long-term debt	—	—	7.5	—	7.5
Postemployment benefits	741.9	—	1,498.0	—	2,239.9
Long-term portion of deferred income taxes	—	—	107.9	—	107.9
Other accrued liabilities	104.0	—	106.2	—	210.2
Minority interest in consolidated subsidiaries	25.4	5.8	—	—	31.2
Shareholders’ equity (deficit)	(2,129.9)	8,049.3	1,459.4	(9,508.7)	(2,129.9)

	$3,503.6	$8,569.0	$5,384.0	$(9,508.7)	$7,947.9

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Consolidating Condensed Balance Sheet

December 31, 2004

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$8.9	$—	$691.7	$—	$700.6
Accounts receivable, net	201.8	291.0	556.7	—	1,049.5
Inventories, net	133.8	292.8	526.3	—	952.9
Prepaid expenses and other current assets	50.4	31.9	148.6	—	230.9

Total current assets	394.9	615.7	1,923.3	—	2,933.9
Property, plant and equipment, net	259.7	577.0	1,527.2	—	2,363.9
Goodwill and indefinite-lived intangible assets	478.1	595.5	210.1	—	1,283.7
Definite-lived intangible assets, net	67.9	82.4	185.0	—	335.3
Investment in subsidiaries	6,460.1	2,982.7	—	(9,442.8)	—
Intercompany accounts, net	(4,080.8)	3,316.9	763.9	—	—
Asbestos-related insurance recoverable	—	166.1	687.7	—	853.8
Prepaid pension costs	5.1	—	252.3	—	257.4
Other noncurrent assets	41.2	28.5	167.5	—	237.2

	$3,626.2	$8,364.8	$5,717.0	$(9,442.8)	$8,265.2

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt, including current portion of long-term debt	$277.9	$—	$31.7	$—	$309.6
Accounts payable	65.7	81.7	288.5	—	435.9
Accrued liabilities	120.7	51.5	387.5	—	559.7
Other current liabilities	51.6	11.8	82.2	—	145.6

Total current liabilities	515.9	145.0	789.9	—	1,450.8

Liabilities subject to compromise	4,163.4	353.5	1,501.6	—	6,018.5

Long-term debt	—	—	10.1	—	10.1
Postemployment benefits	742.8	—	1,613.1	—	2,355.9
Long-term portion of deferred income taxes	—	—	102.0	—	102.0
Other accrued liabilities	102.6	0.2	118.4	—	221.2
Minority interest in consolidated subsidiaries	27.2	5.6	(0.4)	—	32.4
Shareholders’ equity (deficit)	(1,925.7)	7,860.5	1,582.3	(9,442.8)	(1,925.7)

	$3,626.2	$8,364.8	$5,717.0	$(9,442.8)	$8,265.2

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Six Months Ended June 30, 2005

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net cash provided from (used by) operating activities	$11.1	$110.2	$(43.3)	$—	$78.0

Cash provided from (used by) investing activities:
Expenditures for property, plant and equipment	(6.8)	(9.0)	(69.1)	—	(84.9)
Net proceeds from sale of property, plant and equipment	—	—	10.4	—	10.4

Net cash used by investing activities	(6.8)	(9.0)	(58.7)	—	(74.5)

Cash provided from (used by) financing activities:
Proceeds from borrowings on DIP credit facility	75.6	—	9.5	—	85.1
Increase in short-term debt	—	—	7.2	—	7.2
Decrease in other long-term debt	—	—	(1.6)	—	(1.6)
Change in intercompany accounts	(45.4)	(101.2)	146.6	—	—

Net cash provided from (used by) financing activities	30.2	(101.2)	161.7	—	90.7
Effect of foreign currency exchange rate fluctuations on cash	(38.7)	—	—	—	(38.7)

Net increase (decrease) in cash and equivalents	$(4.2)	$—	$59.7	$—	$55.5

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Six Months Ended June 30, 2004

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net cash provided from (used by) operating activities	$(15.4)	$293.8	$2.4	$—	$280.8

Cash provided from (used by) investing activities:
Expenditures for property, plant and equipment	(20.0)	(38.6)	(73.5)	—	(132.1)
Net proceeds from the sale of property, plant and equipment	—	—	13.0	—	13.0

Net cash used by investing activities	(20.0)	(38.6)	(60.5)	—	(119.1)

Cash provided from (used by) financing activities:
Principal payments on DIP credit facility	(41.7)	—	—	—	(41.7)
Decrease in short-term debt	—	—	(3.5)	—	(3.5)
Decrease in other long-term debt	—	—	(1.7)	—	(1.7)
Change in intercompany accounts	81.5	(255.2)	173.7	—	—

Net cash provided from (used by) financing activities	39.8	(255.2)	168.5	—	(46.9)

Effect of foreign currency exchange rate fluctuations on cash	3.7	—	—	—	3.7

Net increase in cash and equivalents	$8.1	$—	$110.4	$—	$118.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) is a leading global supplier of vehicular parts, components, modules and systems to customers in the automotive, small engine, heavy-duty and industrial markets. Federal-Mogul has established an expansive global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures, organized into five primary reporting segments; Powertrain, Sealing Systems, Vehicle Safety and Performance, Aftermarket Products and Services and Corporate. The Company has operations in established markets including the United States, Germany, United Kingdom, France, Italy, Mexico and Canada, and emerging markets including China, Czech Republic, Hungary, India, Korea, Poland and Thailand. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic conditions, and changes in laws and regulations.

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

On June 4, 2004, the Third Amended Joint Plan of Reorganization (the “Plan”) for the Company and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court. The Plan was jointly proposed by the Company, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”). Also on June 4, 2004, a Disclosure Statement to be used in soliciting votes to accept or reject the Plan (the “Disclosure Statement”) was approved by the Bankruptcy Court and a December 2004 hearing was scheduled to determine whether the Bankruptcy Court should approve the Plan. In part due to opposition to the Plan by the Administrators based on their view of asbestos claims, on December 7, 2004, the Bankruptcy Court delayed this confirmation hearing pending a hearing to estimate asbestos personal injury claims against the U.K. Debtors. This estimation hearing began June 14, 2005. Closing arguments were held on July 14, 2005. A ruling is pending. It is unclear whether or not the estimation will be given effect in the U.K.

On July 12, 2004, solicitation packages containing the Plan and Disclosure Statement, various supporting documents and a ballot, if appropriate, were mailed to known creditors of the Company and holders of common and preferred stock interests in the Company. All votes were due by the close of business on November 3, 2004. The overwhelming majority of the classes of claims and interests have voted to accept the Plan. For a few classes of claims that voted to reject the Plan, the Plan Proponents intend to either amend the Plan so as to obtain such classes’ accepting votes or seek to confirm the Plan over the objection of such classes.

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

Asbestos Liabilities and Related Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of June 30, 2005, the recorded insurance recoverable was $644 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded $38.9 million asbestos charge during the fourth quarter of 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers of Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval of the settlement was filed on March 1, 2004.

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG (“Munich Re”) and Centre Reinsurance International Co. (“CRIC”), a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the Reinsurance Agreement. The hearing to review the March 1, 2004 motion had been adjourned without date as the parties attempt to resolve the issues raised by the two reinsurers. However, these efforts have been unsuccessful, prompting the Administrators to file an action in the London High Court seeking a declaration that the settlements with EIR and Sedgwick do not breach provisions of the Reinsurance Agreement. A hearing was conducted July 13-15, 2005 with a decision shortly.

On May 17, 2005, the Administrators of T&N issued an Ordinary Application for declarations regarding (among other things) the principles governing the valuation of pending and future US Asbestos Claims. The Court ordered that questions of law and procedure relating to the Application be heard first and the hearing on factual issues be adjourned. The first hearing was conducted on July 11-12, 2005 and a decision on the first stage of the proceeding is expected shortly. Depending upon how the Court rules on these issues, the asbestos liabilities and corresponding insurance recoverables reflected by the Company in its financial statements may need to be adjusted.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims’ costs applied against this policy is converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater than $1.69/£, the Company will effectively have a premium on 100% recovery on claims paid. As of June 30, 2005, the $644 million insurance recoverable asset includes an exchange rate premium of approximately $36.9 million.

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

Consolidated Results

Net sales by reporting segment were:

	Three Months Ended June 30
	2005	2004	Change
	(Millions of Dollars)
Powertrain	$585	$544	$41
Sealing Systems	127	131	(4)
Vehicle Safety and Performance	196	176	20
Aftermarket Products and Services	757	720	37

	$1,665	$1,571	$94

Gross margin by reporting segment was:

	Three Months Ended June 30
	2005	2004	Change
	(Millions of Dollars)
Powertrain	$88	$87	$1
Sealing Systems	8	16	(8)
Vehicle Safety and Performance	51	49	2
Aftermarket Products and Services	171	178	(7)
Corporate	(26)	(10)	(16)

	$292	$320	$(28)

Net sales increased by $94 million, or 6%, to $1,665 million for the second quarter of 2005 from $1,571 million in the same period of 2004. The increase in sales resulted from new business of $46 million across the OE and Aftermarket sectors, foreign currency of $37 million and $18 million of increased volumes from North American Aftermarket customers and European OEM’s, partially offset by $7 million of customer price reductions, net of recoveries. New business and increased sales were driven by increased demand for the Company’s products in the North American Aftermarket, increased demand for the Company’s heavy duty products in North America and further penetration of the European market for diesel products.

Gross margin decreased by $28 million, or 9%, to $292 million for the second quarter of 2005 from $320 million in the same period of 2004. Raw material cost inflation related to steel, non-ferrous metals and hydrocarbon based materials of $17 million and increased pension costs of $16 million were partially offset by the favorable impact of increased sales volumes and customer price reductions, net of recoveries.

In order to maintain sales levels of new vehicles and retain or gain market share, many OEMs continue to provide extensive pricing incentives and financing alternatives to consumers. These actions have placed pressures on the OEM’s profits and, in turn, the OEMs expect certain recovery from their supply base. During the quarter ended June 30, 2005, the Company continued to experience pressure from its customers to reduce prices beyond those reductions contractually required. The Company continues to identify and implement product innovation and cost reduction activities to fund such price reductions to customers. Such activities include, among other things, the implementation of a centralized supply chain function focused on the reduction of global material costs; headcount reduction programs to reduce selling, general and administrative costs; implementation of standard manufacturing methods across business segments to achieve operational efficiencies and decrease production costs; and modified capital expenditure processes to ensure capital funds are directed at the most strategically appropriate investments with the highest rates of return.

Through its centralized supply chain functions, the Company continues to work with its suppliers to reduce its global material costs. However, during the quarter ended June 30, 2005, increasing costs of steel, non-ferrous and hydrocarbon based raw materials adversely affected the Company’s operating results. The Company expects raw material steel supply will continue to be constrained and the impact of increasing material costs or disruptions in supply over the remainder of the year or longer term will likely continue to pressure the Company’s operating results.

Reporting Segment Results – Three Months Ended June 30, 2005 compared to June 30, 2004

The following table provides a reconciliation of changes in net sales and gross margin for the three months ended June 30, 2005 compared with the three months ended June 30, 2004 for each of the Company’s reporting segments. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Net Sales
Three months ended June 30, 2004	$544	$131	$176	$720	$—	$1,571
Foreign currency	18	2	4	13	—	37
Sales volumes	27	(5)	16	26	—	64
Customer pricing	(4)	(1)	—	(2)	—	(7)

Three months ended June 30, 2005	$585	$127	$196	$757	$—	$1,665

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Gross Margin
Three months ended June 30, 2004	$87	$16	$49	$178	$(10)	$320
Foreign currency	—	—	(1)	2	—	1
Sales volumes / mix	6	(5)	9	1	—	11
Customer pricing	(4)	(1)	—	(2)	—	(7)
Depreciation and pension expense	—	—	—	(1)	(16)	(17)
Productivity losses, net of inflation	(1)	(2)	(6)	(7)	—	(16)

Three months ended June 30, 2005	$88	$8	$51	$171	$(26)	$292

Powertrain

Increased volumes of $27 million and favorable foreign currency of $18 million were partially offset by $4 million in customer price reductions, net of recoveries. Approximately $19 million of the sales volume increase was in connection with existing platforms, while approximately $8 million was the result of new business. The sales volume increase is representative of increased heavy-duty demand in North America and increased medium and heavy truck production in Europe. Net sales increased during the period despite declines in the North American and European light vehicle production levels.

Gross margin increased by $6 million as a result of increased sales volumes. This increase was partially offset by the adverse impacts of customer price reductions, net of recoveries of $4 million and $1 million of inflation in excess of productivity. Through various cost reduction and restructuring efforts the Company’s Powertrain operations largely offset the unfavorable impact of $5 million in raw material cost inflation.

Sealing Systems

Net sales decreased by $4 million, primarily representing unfavorable production volumes associated with certain North American OEM customers and platforms.

Gross margin decreased $5 million due to lower sales volumes during the period. Raw material cost inflation of $4 million more than offset productivity improvements resulting from cost reductions and restructuring activities.

Vehicle Safety and Performance

Net sales increased $20 million reflecting favorable sales volumes of $16 million and foreign currency of $4 million. Sales volumes increased due to $13 million of new business associated with customer program launches for various domestic and international OEMs and $3 million of increased volumes primarily associated with medium and heavy duty applications in Europe.

Gross margin increased by $9 million as a result of higher sales volumes. However, raw material cost inflation of $8 million, primarily related to steel backing plates used in disc pad production was only partially offset by the favorable impact of cost reduction and restructuring activities.

Aftermarket Products and Services

Net sales increased as a result of $26 million in sales volumes and $13 million in foreign currency, partially offset by customer price reductions of $2 million, net of recoveries. Sales volume increases were the result of $15 million in new business, and $11 million of increased shipments due to the non-recurrence of a fire that destroyed the Smithville, TN distribution center in 2004. New business gains were primarily in North America, reflecting continued market share performance of the Company’s products, particularly under-car applications such as vehicle safety and performance, drum and rotor and wheel-end products.

Gross margin was $171 million for the second quarter of 2005 compared with $178 million, in the same period of 2004. The gross margin decrease of $7 million relates to inflation in excess of productivity of $7 million, which was driven by raw material cost inflation of $4 million and material scrap of $2 million. Raw material cost inflation relates to the unfavorable impact of steel, non-ferrous metals and hydrocarbon-based materials. Materials scrap relates to product returns associated with higher sales volumes and stock lifts in support of new business.

Corporate

Corporate expenses are comprised primarily of certain central headquarters functions as well as employee post-retirement benefits and other general insurance coverages. The increase of $16 million in Corporate expenses is primarily due to increased pension expense attributable to actual versus expected returns on pension plan assets in prior years and changes in underlying assumptions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $226 million, or 14% of net sales, for the second quarter of 2005 as compared to $234 million, or 15% of net sales, for the same quarter of 2004. Selling, general and administrative expenses decreased primarily due to productivity associated with cost reduction and restructuring activities.

Interest Expense, Net

Interest expense, net was $34 million in the second quarter of 2005 compared to $24 million for the same quarter of 2004. This increase represents higher interest expense on the DIP credit facility resulting from higher average outstanding borrowings, higher interest rates on all outstanding borrowings.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the six months ended June 30, 2005. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at March 31, 2005	17.2	3.4	1.6	2.1	1.8	26.1
Provisions	2.9	0.3	0.1	2.3	—	5.6
Reversals	(0.1)	—	(0.4)	—	(0.3)	(0.8)
Payments	(3.1)	(0.7)	(0.2)	(0.2)	(0.9)	(5.1)
Foreign currency	(0.9)	(0.2)	(0.1)	(0.1)	—	(1.3)

Balance of reserves at June 30, 2005	$16.0	$2.8	$1.0	$4.1	$0.6	$24.5

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

In June 2005, the Company commenced a restructuring of its APS sales and marketing function designed to drive business growth and to improve customer focus. Through realignment of the sales force on a regional basis, the Company intends to strengthen customer relations particularly in emerging markets. Accordingly, a charge of $2 million related to these activities was recorded during June 2005 and remains outstanding as of June 30, 2005. Expected savings associated with the project are estimated to be approximately $2 million per annum. Payments related to this program are expected to continue through June 2006.

Chapter 11 and Administration Related Reorganization Expenses

During the three months ended June 30, 2005 and 2004, the Company recorded Chapter 11 and Administration related reorganization expenses of $20.2 million and $34.4 million, respectively. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings. Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended June 30
	2005	2004
	(Millions of Dollars)
Professional fees directly related to the filing	$17.2	$30.7
Critical employee retention costs	2.8	2.0
Other directly related costs	0.2	1.7

	$20.2	$34.4

Cash payments for Chapter 11 and Administration related reorganization expenses totaled $25 million and $27 million for the three months ended June 30, 2005 and 2004, respectively.

Income Tax Expense

For the three months ended June 30, 2005, the Company recorded income tax expense of $24.6 million on earnings from continuing operations before income taxes of $13.0 million. This compares to income tax expense of $20.6 million on earnings from continuing operations before income taxes of $14.6 million in the same period of 2004. Income tax expense for the three month period ended June 30, 2005 resulted primarily from taxable income generated by certain international subsidiaries, non-recognition of income tax benefits on certain United Kingdom operating losses and certain non-deductible items in various jurisdictions.

Consolidated Results – Six Months Ended June 30, 2005 compared to June 30, 2004

Net sales by reporting segment were:

	Six Months Ended June 30
	2005	2004	Change
	(Millions of Dollars)
Powertrain	$1,167	$1,093	$74
Sealing Systems	254	264	(10)
Vehicle Safety and Performance	390	351	39
Aftermarket Products and Services	1,488	1,410	78

	$3,299	$3,118	$181

Gross margin by reporting segment was:

	Six Months Ended June 30
	2005	2004	Change
	(Millions of Dollars)
Powertrain	$172	$164	$8
Sealing Systems	12	30	(18)
Vehicle Safety and Performance	96	98	(2)
Aftermarket Products and Services	336	343	(7)
Corporate	(49)	(18)	(31)

	$567	$617	$(50)

Net sales increased by $181 million, or 6%, to $3,299 million for the six months ended June 30, 2005 from $3,118 million in the same period of 2004. Net sales were favorably impacted by $82 million in new business, $76 million of foreign currency and $28 million of increased volumes, partially offset by customer price reductions, net of recoveries, of $5 million. Increased sales volumes reflect heavy-duty vehicle production and mix in North America and Europe and new business gains and market share performance in both the OE market and the Aftermarket.

Gross margin decreased by $50 million, or 8%, to $567 million for the six months ended June 30, 2005 from $617 million in the same period of 2004. Raw material cost inflation of $38 million and increased pension costs of $29 million were partially offset by $17 million in new business and increased volumes. Raw material cost inflation was concentrated in steel, non-ferrous metals and hydrocarbon based commodities.

Reporting Segment Results – Six Months Ended June 30, 2005 compared to June 30, 2004

The following table provides a reconciliation of changes in net sales and gross margin for the six months ended June 30, 2005 compared with the six months ended June 30, 2004 for each of the Company’s reporting segments. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Sales
Six months ended June 30, 2004	$1,093	$264	$351	$1,410	$—	$3,118
Foreign currency	38	3	10	25	—	76
Sales volumes	44	(12)	31	47	—	110
Customer pricing	(8)	(1)	(2)	6	—	(5)

Six months ended June 30, 2005	$1,167	$254	$390	$1,488	$—	$3,299

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Gross Margin
Six months ended June 30, 2004	$164	$30	$98	$343	$(18)	$617
Foreign currency	1	1	—	4	(1)	5
Sales volumes / mix	14	(12)	15	4	—	21
Customer pricing	(8)	(1)	(2)	6	—	(5)
Depreciation and pension expense	—	(2)	(3)	(2)	(29)	(36)
Productivity gains (losses), net of inflation	1	(4)	(12)	(19)	(1)	(35)

Six months ended June 30, 2005	$172	$12	$96	$336	$(49)	$567

Powertrain

Net sales increased due to $44 million in increased sales volumes and $38 million foreign currency, which were partially offset by $8 million in customer price reductions, net of recoveries. Sales volumes increased due to $15 million in new customer program launches and $29 million of favorable North American and European heavy-duty production volumes and growth in key vehicle platforms served by the Company.

Gross margin increased primarily due to $14 million in sales volumes, partially offset by $8 million in customer price reductions, net of recoveries. Raw material cost inflation of $13 million was more than offset by productivity associated with cost reduction and restructuring activities.

Sealing Systems

Net sales decreased by $10 million primarily representing unfavorable production volumes associated with certain North American OEM customers and platforms.

Gross margin was adversely impacted by $12 million associated with decreased volumes. Productivity associated with cost reduction and restructuring activities partially offset the impact of $8 million in raw material cost inflation attributable to the increased cost of stainless steel, aluminum and other materials used in the manufacture of gaskets and seals in North America.

Vehicle Safety and Performance

Net sales increased due to $31 million in sales volumes and $10 million in foreign currency, partially offset by $2 million in customer price reductions, net of recoveries. Sales volumes consist of $24 million in new business associated with customer program launches for various domestic and international OEMs and $7 million in favorable light vehicle and heavy-duty production levels in Europe.

Gross margin decreased by $2 million primarily due to the net impact of $15 million of increased sales volumes offset by raw material cost inflation of $12 million, depreciation and pension expense of $3 million and customer price reductions, net of recoveries of $2 million. Raw material cost inflation was primarily attributable to steel backing plates used in disc pad production.

Aftermarket Products and Services

Net sales increased due to $47 million of sales volumes, $25 million in foreign currency and $6 million in customer pricing. Sales volumes increased due to $26 million of new business and $21 million in increased shipments due to the non-recurrence of a fire that destroyed the Smithville, TN distribution center in 2004. New business gains were primarily in North America, reflecting continued market share performance of the Company’s products, particularly under-car applications such as vehicle safety and performance, drum and rotor and wheel-end products.

Gross margin was $336 million for the six months ended June 30, 2005 compared to $343 million for the same quarter of 2004. The gross margin decrease of $7 million relates to inflation in excess of productivity of $19 million and increased depreciation and pension expense of $2 million, partially offset by favorable foreign currency, sales volumes and pricing of $14 million. Inflation in excess of productivity was driven by raw material cost inflation of $8 million and material scrap increases of $8 million. Raw material cost inflation relates to the unfavorable impact of steel, non-ferrous metals and hydrocarbon-based materials. Materials scrap relates to product returns associated with higher sales volumes and stock lifts in support of new business.

Corporate

Corporate expenses are comprised primarily of certain central headquarters functions as well as employee post-retirement benefits and other general insurance coverages. The increase of $31 million in Corporate expenses is primarily due to increased pension expense attributable to actual versus expected returns on pension plan assets in prior years and changes to underlying assumptions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $476 million, or 14% of net sales, for the six months ended June 30, 2005 as compared to $476 million, or 15% of net sales, for the same period of 2004.

Interest Expense, Net

Interest expense, net was $63 million for the six months ended June 30, 2005 compared to $50 million for the same period of 2004. This increase represents higher interest expense on the DIP credit facility resulting from higher average outstanding borrowings, higher interest rates on all outstanding borrowings.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the six months ended June 30, 2005. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2004	$18.7	$3.8	$1.6	$2.9	$0.9	$27.9
Provisions	2.7	—	—	—	0.9	3.6
Reversals	—	—	—	(0.6)	(0.2)	(0.8)
Payments	(3.1)	(0.2)	(0.1)	(0.2)	—	(3.6)
Foreign currency	(1.1)	(0.2)	0.1	—	0.2	(1.0)

Balance of reserves at March 31, 2005	17.2	3.4	1.6	2.1	1.8	26.1
Provisions	2.9	0.3	0.1	2.3	—	5.6
Reversals	(0.1)	—	(0.4)	—	(0.3)	(0.8)
Payments	(3.1)	(0.7)	(0.2)	(0.2)	(0.9)	(5.1)
Foreign currency	(0.9)	(0.2)	(0.1)	(0.1)	—	(1.3)

Balance of reserves at June 30, 2005	$16.0	$2.8	$1.0	$4.1	$0.6	$24.5

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

In June 2005, the Company commenced a restructuring of its APS sales and marketing functions designed to drive business growth and to improve customer focus. Through realignment of the sales force on a regional basis, the Company intends to strengthen customer relations particularly in emerging markets. Accordingly, a charge of $2 million related to these activities was recorded during June 2005 and remains outstanding as of June 30, 2005. Expected savings associated with the project are estimated to be approximately $2 million per annum. Payments related to this program are expected to continue through June 2006.

Chapter 11 and Administration Related Reorganization Expenses

During the six months ended June 30, 2005 and 2004, the Company recorded Chapter 11 and Administration related reorganization expenses of $50.2 million and $60.4 million, respectively. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings.

Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Six Months Ended June 30
	2005	2004
	(Millions of Dollars)
Professional fees directly related to the filing	$44.4	$53.9
Critical employee retention costs	5.6	4.0
Other direct costs	0.2	2.5

	$50.2	$60.4

Cash payments for Chapter 11 and Administration related reorganization expenses totaled $59 million and $44 million for the six months ended June 30, 2005 and 2004, respectively.

Income Tax Expense

For the six months ended June 30, 2005, the Company recorded income tax expense of $51.2 million on a loss from continuing operations before income taxes of $8.7 million. This compares to income tax expense of $40.6 million on earnings from continuing operations before income taxes of $15.4 million in the same period of 2004. Income tax expense for the six month period ended June 30, 2005 resulted primarily from taxable income generated by certain international subsidiaries, non-recognition of income tax benefits on certain United Kingdom operating losses and certain non-deductible items in various jurisdictions.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 15 of the accompanying financial statements, “Litigation and Environmental Matters.”

Liquidity and Capital Resources

Cash Flow

Cash flow provided from operating activities was $78 million for the six months ended June 30, 2005, representing a decline of $203 million as compared to the same period of 2004. The net change in cash provided from operating activities was primarily attributable to a decrease in the Company’s 2005 net earnings and the inclusion of the involuntary conversion of assets associated with a fire at the Company’s Smithville, TN distribution center during the six-month period ended June 30, 2004, which did not reoccur during the same period of 2005.

Cash flow used by investing activities was $75 million in the first six months of 2005. Capital expenditures of $85 million were partially offset by proceeds from the sale of property, plant and equipment of $10 million. Cash flow provided from financing activities was $91 million for the first six months of 2005 resulting from a net increase in borrowing on the Company’s debtor-in-possession (“DIP”) credit facility of $85 million, increase in short-term debt of $7 million, partially offset by $2 million in payments on other long-term debt.

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

At June 30, 2005, the Company was in compliance with all debt covenants under its DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the expiration of the facility. Changes in the business environment, market factors, macroeconomic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

Restricted Cash

Under the U.K. Restructuring Proceedings, cash in the United Kingdom is available only for use by the debtor entities within the United Kingdom and is not available for use outside of such entities. At June 30, 2005 and December 31, 2004, such cash balances were $420 million and $425 million, respectively.

Other Liquidity and Capital Resource Items

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $153 million and $160 million at June 30, 2005 and December 31, 2004, respectively. The decrease in the Company’s aggregate investment in these affiliates resulted from dividends received by the Company and foreign currency, partially offset by equity earnings.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts including pistons, pins, piston rings, and cylinder liners to original equipment (“OE”) and Aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the investment partner. The contingent guarantee can be exercised at the discretion of the joint venture partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of June 30, 2005, the total amount of the contingent guarantee, were all triggering events to occur, approximated $58 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. Management also believes that exercise of the put option is not reasonably likely within the foreseeable future. However, if this put option is exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its investment partner.

In accordance with Statement of Financial Accounting Standards No. 150, the Company has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such arrangements on the future liquidity position of the Company.

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

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive loss was increased by $147.0 million and $13.2 million in 2005 and 2004, respectively, due to cumulative translation adjustments resulting primarily from changes in the U.S. Dollar to the Euro and British Pound.

The Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs. The Company did not have any contracts outstanding at June 30, 2005.

Interest Rate Risk

In connection with the Restructuring Proceedings and in accordance with SOP 90-7, the Company ceased recording interest expense on its outstanding pre-petition Notes, Medium-Term Notes, and Senior Notes effective October 1, 2001.

In connection with the Restructuring Proceedings, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. The December 2004 DIP credit facility expires in December 2005, and the interest rate is either the alternate base rate (“ABR”) plus 1¼ percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2¼ percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus ½ percentage point. The commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures. The amount outstanding from the DIP facility as of June 30, 2005 was approximately $386.9 million.

Management believes that interest rate risk to the Company is low while the Restructuring Proceedings continue. However, management cannot predict with any certainty the level of interest rate risk that may exist following the completion of the Restructuring Proceedings.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials used in its production processes; these raw materials are exposed to price fluctuations on the open market. On a limited basis, the Company engages in commodity price hedging activities to manage the volatility associated with these raw materials. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts used to mitigate commodity price risk associated with raw materials, for up to eighteen months in the future, are designated as cash flow hedging instruments. These instruments are intended to offset the effect of changes in raw materials prices on forecasted purchases. The Company had fourteen contracts outstanding with a combined notional value of $12.3 million at June 30, 2005, and three contracts outstanding with a combined notional value of $6.5 million at December 31, 2004.

Increases in certain raw material costs, primarily steel, non-ferrous metals and hydrocarbon-based materials have had a significant adverse impact on the Company’s operating results during the second quarter of 2005. Through its centralized supply chain functions, the Company continues to work with its suppliers to reduce global material costs. Additionally, the sharing of increased raw material costs has been and will continue to be the subject of ongoing negotiation with the Company’s customers. However, the Company expects raw material supplies will continue to be constrained and the impact of increasing raw material costs will likely continue to pressure the Company’s operating results.

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

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005, subject to the limitations previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of June 30, 2005, the Company’s management, with the participation of the principal executive and financial officers, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

No such changes to internal control over financial reporting were noted.

PART II

OTHER INFORMATION

ITEM1. LEGAL PROCEEDINGS

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

Dated: July 28, 2005