Form 10-Q
period 2005-09-30
FEDERAL MOGUL CORP
filed 2005-10-28
CIK 34879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐     No  ☒

As of October 25, 2005, there were 89,077,696 outstanding shares of the registrant’s $5.00 stated value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2005

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

Chapter 11 Filing

•	Factors relating to Federal-Mogul’s filing for Chapter 11 in the U.S. and the filing for Administration by certain of Federal-Mogul’s subsidiaries in the U.K. such as: the possible disruption of relationships with creditors, customers, and employees; the Company’s ability to implement its plan of reorganization in the U.S. and schemes of arrangement in the U.K.; the outcome of asbestos litigation proceedings; and the Company’s compliance with its debtor-in-possession credit facility.

Legal and Environmental Proceedings

•	Legal actions and claims of undetermined merit and amount involving, among other things, product liability, warranty, recalls of products manufactured or sold by the Company, and environmental and safety issues involving the Company’s products or facilities.

•	The merit and amount of claims to reinsurance carriers for asbestos-related claims, and the financial viability of and resources available to the reinsurance carriers to meet these claims.

Business Environment and Economic Conditions

•	The Company’s ability to generate cost savings or manufacturing efficiencies to offset or exceed contractually or competitively required price reductions or price reductions to obtain new business.

•	Variations in the financial or operational condition of the Company’s significant customers, particularly the world’s original equipment manufacturers of commercial and personal vehicles.

•	Fluctuations in the price and availability of raw materials and other supplies used in the manufacturing and distribution of the Company’s products.

•	Material shortages, transportation system delays, or other difficulties in markets where the Company purchases supplies for the manufacturing of its products.

•	Significant work stoppages, disputes, or any other difficulties in labor markets where the Company obtains materials necessary for the manufacturing of its products or where its products are manufactured, distributed or sold.

•	Increased development of fuel cells, hybrid-electric or other non-combustion engine technologies.

•	The Company’s ability to obtain cash adequate to fund its needs, including the borrowings available under its debtor-in-possession credit facility and the availability of financing for the Company’s subsidiaries not included under the voluntary filing for Chapter 11 in the U.S. or Administration in the U.K.

•	Changes in actuarial assumptions, interest costs and discount rates, and fluctuations in the global securities markets which directly impact the valuation of assets and liabilities associated with the Company’s pension and other postemployment benefit plans.

Other Factors

•	Various worldwide economic, political and social factors, changes in economic conditions, currency fluctuations and devaluations, credit risks in emerging markets, or political instability in foreign countries where the Company has significant manufacturing operations, customers or suppliers.

•	Physical damage to or loss of significant manufacturing or distribution property, plant and equipment due to fire, weather or other factors beyond the Company’s control.

•	New or expanded litigation activity regarding alleged asbestos claims against subsidiaries of the Company not included in either the U.S. Chapter 11 or the U.K. Administration Proceedings.

•	Legislative activities of governments, agencies, and similar organizations, both in the United States and in foreign countries, that may affect the operations of the Company, including the Fairness in Asbestos Injury Resolution Act of 2005.

•	Possible terrorist attacks or acts of aggression or war, that could exacerbate other risks such as slowed vehicle production or the availability of supplies for the manufacturing of the Company’s products.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$1,500.4	$1,508.0	$4,799.0	$4,625.7
Cost of products sold	1,266.0	1,224.6	3,997.9	3,725.8

Gross margin	234.4	283.4	801.1	899.9

Selling, general and administrative expenses	215.9	235.4	691.9	711.2
Adjustment of long-lived assets to fair value	9.1	12.9	13.1	36.0
Interest expense, net	34.5	23.2	97.1	73.1
Chapter 11 and Administration related reorganization expenses	28.9	6.4	79.1	66.8
Equity earnings of unconsolidated affiliates	(8.9)	(8.2)	(30.2)	(28.4)
Other expense, net	2.5	7.7	6.4	19.8

Earnings (loss) from continuing operations before income tax expense	(47.6)	6.0	(56.3)	21.4
Income tax expense	22.3	31.8	73.5	72.4

Loss from continuing operations	(69.9)	(25.8)	(129.8)	(51.0)
Loss from discontinued operations, net of income tax benefit	—	(8.4)	—	(12.6)

Net loss	$(69.9)	$(34.2)	$(129.8)	$(63.6)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.79)	$(0.30)	$(1.46)	$(0.59)
Loss from discontinued operations, net of income tax benefit	—	(0.09)	—	(0.14)

Net loss per common share	$(0.79)	$(0.39)	$(1.46)	$(0.73)

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	(Unaudited) September 30 2005	December 31 2004
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$746.1	$700.6
Accounts receivable, net	1,089.0	1,049.5
Inventories, net	865.8	952.9
Prepaid expenses and other current assets	227.7	230.9

Total current assets	2,928.6	2,933.9

Property, plant and equipment, net	2,093.6	2,363.9
Goodwill and indefinite-lived intangible assets	1,278.7	1,283.7
Definite-lived intangible assets, net	305.7	335.3
Asbestos-related insurance recoverable	797.0	853.8
Prepaid pension costs	149.8	257.4
Other noncurrent assets	227.6	237.2

	$7,781.0	$8,265.2

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$356.6	$309.6
Accounts payable	385.4	435.9
Accrued liabilities	535.9	559.7
Other current liabilities	120.9	145.6

Total current liabilities	1,398.8	1,450.8

Liabilities subject to compromise	5,996.4	6,018.5

Long-term debt	6.8	10.1
Postemployment benefits	2,215.2	2,355.9
Long-term portion of deferred income taxes	103.2	102.0
Other accrued liabilities	211.9	221.2
Minority interest in consolidated affiliates	31.8	32.4

Shareholders’ deficit:
Series C ESOP preferred stock	28.0	28.0
Common stock	445.3	445.3
Additional paid-in capital	2,152.1	2,148.0
Accumulated deficit	(3,397.7)	(3,267.9)
Accumulated other comprehensive loss	(1,410.8)	(1,279.1)

Total shareholders’ deficit	(2,183.1)	(1,925.7)

	$7,781.0	$8,265.2

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2005	2004
	(Millions of Dollars)
Cash provided from (used by) operating activities
Net loss	$(129.8)	$(63.6)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization	263.6	251.4
Adjustment of long-lived assets to fair value	13.1	36.0
Change in postemployment benefits, including pensions	95.2	56.8
Change in deferred taxes	5.0	18.8
Changes in operating assets and liabilities:
Increase in accounts receivable	(87.9)	(112.5)
Decrease (increase) in inventories, net of involuntary conversion in 2004	41.1	(141.7)
(Decrease) increase in accounts payable	(23.5)	78.5
Changes in other assets and liabilities, net of involuntary conversion in 2004	(18.3)	81.2
Insurance proceeds from involuntary conversion	—	55.5

Net cash provided from operating activities	158.5	260.4

Cash provided from (used by) investing activities
Expenditures for property, plant and equipment	(125.7)	(190.0)
Net proceeds from the sale of property, plant and equipment	14.0	13.0

Net cash used by investing activities	(111.7)	(177.0)

Cash provided from (used by) financing activities
Proceeds from borrowings on DIP credit facility	50.7	90.0
Principal payments on DIP credit facility	—	(51.7)
(Decrease) increase in short-term debt	(0.4)	4.4
Decrease in other long-term debt	(2.4)	(0.2)

Net cash provided from financing activities	47.9	42.5

Effect of foreign currency exchange rate fluctuations on cash	(49.2)	(0.7)

Increase in cash and equivalents	45.5	125.2

Cash and equivalents at beginning of period	700.6	472.4

Cash and equivalents at end of period	$746.1	$597.6

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

1.	Basis of Presentation

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary to present a fair statement of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC.

Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Certain items in the 2004 consolidated financial statements have been reclassified to conform to the presentation used in the current period.

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

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments to amounts and/or changes of ownership, is highly uncertain. While operating as debtors-in-possession (“DIP”) under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrators or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a confirmed plan of reorganization, scheme of arrangement, or Company voluntary arrangement could materially change the amounts or classifications of assets and liabilities from the amounts and classifications presented in the Company’s historical consolidated financial statements.

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Trade Accounts Receivable: Federal-Mogul subsidiaries in Germany, France, Italy and Spain are party to accounts receivable factoring arrangements. Amounts factored or discounted under these facilities was $140 million as of September 30, 2005 compared to $186 million as of December 31, 2004, of which $130 million and $172 million were factored without recourse, respectively. Expenses associated with receivables factored or discounted are recorded in the statement of operations as “other expense, net.” Under terms of the French factoring arrangement, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of September 30, 2005 and December 31, 2004, the Company has outstanding factoring amounts of $12 million and $10 million, respectively, for which cash has not yet been drawn.

Discontinued Operations: During 2004, the Company completed the divestitures of its large bearings operations in Pinetown, South Africa and Uslar, Germany, and its transmission operation located in Dayton, Ohio. The aggregate net losses of these divestitures are reported as discontinued operations in the Company’s consolidated statements of operations for the three and nine month periods ended September 30, 2004. Additional financial information related to the Company’s discontinued operations is presented in Note 6 to the Company’s consolidated financial statements, “Discontinued Operations.”

New Accounting Pronouncement: On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company adopted SFAS No. 123(R) effective January 1, 2005. Additional financial information related to the Company’s share-based payments is presented in Note 17 to the Company’s consolidated financial statements, “Stock-Based Compensation.”

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

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. All vendors are being paid for goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court, as applicable. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through plans of reorganization under the Bankruptcy Code and/or schemes of arrangement or company voluntary arrangements under the Act.

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

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code , thereby protecting the Company and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although certain issues remain to be resolved, the Plan provides that all currently outstanding stock of the Company will be cancelled, 50.1% of newly issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trust, and 49.9% of the newly issued common stock will be distributed pro rata to the noteholders. In addition, the holders of currently outstanding common and preferred stock of the Company will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price.

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

On February 2, 2005, the Company entered into an employment agreement with José Maria Alapont under which Mr. Alapont became the Company’s president and chief executive officer. As part of this employment agreement, the Plan Proponents have agreed to amend the Plan to provide Mr. Alapont with non-qualified stock options to purchase common stock of the reorganized Company. Significant terms and conditions of the contemplated stock options are outlined in the employment agreement previously filed with the SEC on Form 8-K dated February 2, 2005.

On June 14, 2005, the District Court overseeing the Chapter 11 Cases commenced its hearing to estimate the aggregate present value of pending and future asbestos personal injury and wrongful death claims against the U.K. Debtors. Closing arguments were completed on July 14, 2005, after which the District Court estimated the total liability for such claims at $9 billion in the United States and $500 million in the United Kingdom. The District Court objective of the estimation hearing was to determine an aggregate claims value for purposes of formulating the reorganization plan and not to determine the liability for U.S. GAAP purposes. The Company has evaluated its currently recorded liability for such claims and, given the settlement terms and value as proposed in the Plan, determined that the amount recorded is appropriate.

On September 26, 2005, the Company announced an agreement between the Administrators of the U.K. Debtors and the Plan Proponents to allow the Company to retain the businesses and other assets of the U.K. affiliates in exchange for monetary amounts and reserves that will be used by the Administrators to provide a distribution to creditors of the U.K. Debtors (“U.K. Settlement Agreement”). Among other things, the U.K. Settlement Agreement permits i) the Company to make an offer to the Administrators for certain long-term intercompany notes held by T&N Limited (“Loan Notes”), which the Administrator had previously arranged to sell to a third-party bidder, or ii) the Administrator to sell the Loan Notes to the third-party if the Company elects not to make an offer.

There are two possible types of U.K. schemes of arrangement. The first is under Section 425 of the Companies Act of 1985, which may involve a Scheme of Arrangement for the reconstruction of the Company. The other possible type of scheme arises under Section 1 of the Insolvency Act of 1986 in relation to Company Voluntary Arrangements (“CVA”). Under English and Scottish law, the Administrators are the only persons with authority to recommend and submit Schemes of Arrangement and/or CVAs.

The U.K. Settlement Agreement sets forth the terms of various amendments to the Plan, the Schemes of Arrangement and the CVAs that will be used to reorganize the U.K. Debtors including a delineation of distributions to U.K. and U.S. domiciled creditors. The U.K. Settlement Agreement is subject to various approvals and determinations by the Bankruptcy Court and High Court. A copy of the U.K. Settlement Agreement was filed with the SEC on Form 8-K on September 30, 2005.

Also on September 26, 2005, the Plan Proponents and High River Limited Partnership agreed to make certain amendments to the Plan whereby i) the U.S. asbestos trust will make a payment to the reorganized Company (or pay a portion of the stock in reorganized Company to be issued to the asbestos trust in lieu thereof) for the agreed amounts that will be used by the Administrators to provide distributions on account of U.K. asbestos personal injury claims under the terms of the U.K. Settlement Agreement; ii) the U.S. asbestos trust will provide an option to Mr. Carl Icahn for the purchase of the remaining shares of the reorganized Company held by such trust; and (iii) if Mr. Carl Icahn does not exercise such option, he or one of his entities will provide certain financing to the U.S. asbestos trust. Terms of these Plan amendments were filed with the SEC on Form 8-K on September 30, 2005.

The Company cannot predict at this time whether the Plan or the Schemes of Arrangement and CVAs that will be proposed pursuant to the terms of the U.K. Settlement Agreement and the other agreed Plan amendments will be confirmed or approved.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. The pre-petition creditors of some Debtors may be treated differently than those of other Debtors under the proposed Plan, Schemes or Arrangement and CVAs.

Chapter 11 Financing

In connection with the Restructuring Proceedings, the Company entered into a DIP credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. The Company’s existing DIP credit facility expires in December 2005, and the interest rate is either the alternate base rate (“ABR”) plus 1 1/4 percentage points or the London Inter-Bank Offered Rate (“LIBOR”) plus 2 1/4 percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus  1/2 percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures. The Company is currently negotiating the renewal of its DIP credit facility, and anticipates completing these negotiations prior to the December 2005 expiration date of its current facility.

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

In the U.S., the Bankruptcy Court further ordered additional adequate protection to the noteholders in the form of either cash payment of one-half of one percent (0.5%) of the outstanding notes per year or the granting of an administrative expense claim pursuant to Section 507(b) of the Bankruptcy Code in the amount of one percent (1.0%) of the outstanding notes per year. The Company has elected to grant an administrative expense claim in favor of the noteholders for this additional adequate protection. All adequate protection administrative expense claims inured in favor of the noteholders are provisional in nature and subject to challenge by all parties-in-interest to the Restructuring Proceedings. Thus, the ultimate amount and related payment terms, if any, for these administrative expense claims will be established in connection with the Restructuring Proceedings. Accordingly, such additional administrative expense claims, approximating $83 million as of September 30, 2005, have not been recorded in the accompanying financial statements.

Financial Statement Classification

Virtually all of the Company’s pre-petition debt is in default. At September 30, 2005, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise.” This includes debt outstanding of $1,962.1 million under the pre-petition Senior Credit Agreements and $2,117.3 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $29.1 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

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

As reflected in the consolidated financial statements, “Liabilities subject to compromise” refers to Debtors’ liabilities incurred prior to the commencement of the Restructuring Proceedings. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company’s estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments, which may result from (i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrators; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the Restructuring Proceedings.

Liabilities subject to compromise include the following:

	September 30 2005	December 31 2004
	(Millions of Dollars)
Debt	$4,050.3	$4,026.9
Asbestos liabilities	1,537.4	1,584.0
Accounts payable	203.4	204.5
Company-obligated mandatorily redeemable securities	114.6	114.6
Interest payable	44.0	43.9
Environmental liabilities	24.7	23.6
Other accrued liabilities	22.0	21.0

	5,996.4	6,018.5
Intercompany payables to affiliates	3,198.7	3,301.3

	$9,195.1	$9,319.8

On May 2, 2005, the Company entered into a Surety Claims Settlement Agreement with the Center for Claims Resolution (“CCR”) and various surety bondholders whereby in fulfillment of all claims made by the CCR, $29 million was placed into escrow for use by the CCR to fund i) settlements that have already occurred or have yet to occur of up to $26 million and ii) CCR expenses of $3 million. In exchange for a secured claim against the Company and in connection with the pre-petition lenders, the surety bondholders allowed the exercise of the surety bonds in the amount of $28 million. The remaining $1 million was funded from an outstanding letter of credit. The settlement agreement cancels the remaining face amount of the surety bonds and gives the surety bondholders an entitlement to adequate protection upon full payment of the net bond draw of $28 million. Accordingly, the surety bondholders will receive monthly payments of interest on the net bond draw at a rate of LIBOR plus 200 basis points until the earlier of the effective date of the Plan or the occurrence of certain specified termination events.

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

Cash in the United Kingdom is available only for the use by the U.K. Debtors and is not available for use outside of such entities. At September 30, 2005 and December 31, 2004, such cash balances were approximately $412 million and $425 million, respectively.

Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(Millions of Dollars)
Professional fees directly related to the filing	$24.0	$21.7	$68.4	$75.6
Critical employee retention costs	2.8	2.0	8.4	6.0
Other direct costs	2.1	1.2	2.3	3.7
Gain on settlement of outstanding claim	—	(18.5)	—	(18.5)

	$28.9	$6.4	$79.1	$66.8

Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. On October 4, 2002, the Debtors issued approximately 100,000 proof of claim forms to their current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims in the Chapter 11 Cases. A March 3, 2003 bar date was set for the filing of proofs of claim against the Debtors. Because the Debtors have not completed evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to the Company’s financial statements.

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

The Company has not completed its evaluation of the approximate remaining 2,100 claims, totaling approximately $1.0 billion, alleging rights to payment for financing, environmental, trade accounts payable and other matters. The Company continues to investigate these unresolved proofs of claim, and intends to file objections to the claims that are inconsistent with its books and records. As of September 30, 2005, the Debtors have filed objections to more than 5,600 proofs of claim, and have obtained stipulations or orders involving more than 3,800 claims, which (i) reduce the filed claims to an amount that is consistent with the Debtors books or records, (ii) completely disallow the claims, or (iii) withdraw the claims.

Additional claims may be filed after the general bar date, which could be allowed by the Bankruptcy Court. Accordingly, the ultimate number and allowed amount of such claims are not presently known and cannot be reasonably estimated at this time. The resolution of such claims could result in a material adjustment to the Company’s financial statements.

Debtors’ Financial Statements

The condensed consolidated financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the combined Debtor subsidiaries, including certain amounts and activities between Debtor and non-Debtor subsidiaries of the Company, which are eliminated in the consolidated financial statements. In 2005, the Company finalized the phase two calculation and allocation of the 2004 Sealing Systems goodwill impairment charge, resulting in a reclassification of goodwill from the Debtor subsidiaries to the Non-debtor subsidiaries in the December 31, 2004 balance sheet.

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(Millions of Dollars)
Net sales	$902.0	$892.3	$2,865.1	$2,723.9
Cost of products sold	785.9	754.4	2,476.5	2,262.1

Gross margin	116.1	137.9	388.6	461.8

Selling, general and administrative expenses	138.5	152.3	449.8	470.8
Adjustment of other long-lived assets to fair value	9.1	9.0	9.6	9.3
Interest expense, net	33.4	23.0	93.8	69.7
Chapter 11 and Administration related reorganization expenses	28.9	6.4	79.1	66.8
Intercompany interest income from non-filers	(81.5)	(96.6)	(240.6)	(276.2)
Other income, net	4.5	15.1	(17.0)	1.0

Earnings (loss) from continuing operations before income taxes and equity loss of non-Debtor subsidiaries	(16.8)	28.7	13.9	120.4
Income tax expense	6.7	10.4	22.6	9.9

Earnings (loss) from continuing operations before equity loss of non-Debtor subsidiaries	(23.5)	18.3	(8.7)	110.5
Equity loss from continuing operations of non-Debtor Subsidiaries	(46.4)	(44.1)	(121.1)	(161.5)

Loss from continuing operations	(69.9)	(25.8)	(129.8)	(51.0)
Loss from discontinued operations, net of income taxes, Debtors	—	(0.7)	—	(1.2)
Loss from discontinued operations, net of income taxes, non-Debtors	—	(7.7)	—	(11.4)

Net loss	$(69.9)	$(34.2)	$(129.8)	$(63.6)

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Balance Sheets

	(Unaudited) September 30 2005	December 31 2004
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$419.9	$433.5
Accounts receivable, net	616.2	582.8
Accounts receivable, non-Debtors	466.5	458.0
Inventories, net	464.6	483.6
Prepaid expenses and other current assets	105.9	101.9

Total current assets	2,073.1	2,059.8

Property, plant and equipment, net	951.4	1,016.4
Goodwill and indefinite-lived intangible assets	1,175.1	1,183.5
Definite-lived intangible assets, net	259.0	280.3
Asbestos-related insurance recoverable	797.0	853.8
Loans receivable from and investments in non-Debtors	4,701.8	4,803.6
Other noncurrent assets	275.3	402.1

	$10,232.7	$10,599.5

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$328.3	$277.8
Accounts payable and accrued compensation	271.7	269.1
Accounts payable, non-Debtors	324.8	249.0
Other accrued liabilities	252.4	256.4

Total current liabilities	1,177.2	1,052.3

Postemployment benefits	1,926.2	2,033.5
Other accrued liabilities	117.3	119.6
Liabilities subject to compromise	9,195.1	9,319.8
Shareholders’ deficit	(2,183.1)	(1,925.7)

	$10,232.7	$10,599.5

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2005	2004
	(Millions of Dollars)
Net cash provided from (used by) operating activities	$28.3	$83.2

Cash provided from (used by) investing activities
Expenditures for property, plant and equipment	(57.0)	(92.3)

Net cash used by investing activities	(57.0)	(92.3)

Cash provided from (used by) financing activities
Proceeds from borrowings on DIP credit facility	50.7	90.0
Principal payments on DIP credit facility	—	(51.7)

Net cash provided from financing activities	50.7	38.3

Effect of foreign currency exchange rate fluctuations on cash	(35.6)	4.5

Increase (decrease) in cash and equivalents	(13.6)	33.7

Cash and equivalents at beginning of period	433.5	281.5

Cash and equivalents at end of period	$419.9	$315.2

3.	Adjustment of Long-Lived Assets to Fair Value

During the nine month periods ended September 30, 2005 and 2004, the Company recorded charges of $13.1 million and $36.0 million, respectively, to adjust property, plant and equipment to their estimated fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The fair value of property, plant and equipment is based upon estimated discounted future cash flows and estimates of salvage value. The impairment charge represents the difference between the estimated fair values and the carrying value of the subject assets.

Impairment charges by reporting segment are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(Millions of Dollars)
Powertrain	$—	$11.9	$0.8	$32.1
Sealing Systems	—	—	—	—
Vehicle Safety and Performance	9.1	1.0	9.3	1.0
Aftermarket Products and Services	—	—	3.0	2.7
Corporate	—	—	—	0.2

	$9.1	$12.9	$13.1	$36.0

On July 20, 2005, the Company announced the closure of its Scottsville, KY brake lining facility, with the transfer of associated production to other facilities in Glasgow, KY, Winchester, VA, and Smithville, TN. The Scottsville facility also served as a distribution point for heavy duty block and linings to the Aftermarket. This activity will be transferred to the Smyrna, TN Aftermarket distribution facility. As a result of these actions, the buildings and associated production equipment have been impaired by a total of $9.1 million to their estimated realizable values.

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

The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and generally fall into one of the following categories:

1.	Closure of facilities and relocation of production – In connection with the Company’s strategy, certain operations have been closed and related production relocated to best cost countries or to other locations with available capacity.

2.	Consolidation of administrative functions and standardization of manufacturing processes – As part of its productivity initiative, the Company has acted to consolidate its administrative functions and change its manufacturing processes to reduce selling, general and administrative costs and improve operating efficiencies through standardization of processes.

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the nine months ended September 30, 2005. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2004	$18.7	$3.8	$1.6	$2.9	$0.9	$27.9
Provisions	2.7	—	—	—	0.9	3.6
Reversals	—	—	—	(0.6)	(0.2)	(0.8)
Payments	(3.1)	(0.2)	(0.1)	(0.2)	—	(3.6)
Foreign currency	(1.1)	(0.2)	0.1	—	0.2	(1.0)

Balance of reserves at March 31, 2005	17.2	3.4	1.6	2.1	1.8	26.1
Provisions	2.9	0.3	0.1	2.3	—	5.6
Reversals	(0.1)	—	(0.4)	—	(0.3)	(0.8)
Payments	(3.1)	(0.7)	(0.2)	(0.2)	(0.9)	(5.1)
Foreign currency	(0.9)	(0.2)	(0.1)	(0.1)	—	(1.3)

Balance of reserves at June 30, 2005	16.0	2.8	1.0	4.1	0.6	24.5
Provisions	1.8	—	1.1	—	1.6	4.5
Reversals	(0.3)	—	—	—	—	(0.3)
Payments	(4.2)	(0.8)	(0.3)	(0.1)	(1.2)	(6.6)
Foreign currency	(0.1)	—	—	—	—	(0.1)

Balance of reserves at September 30, 2005	$13.2	$2.0	$1.8	$4.0	$1.0	$22.0

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

During December 2003, the Company announced the closure of its Bradford, United Kingdom piston facility (Powertrain) and relocation of its operations to other existing European manufacturing facilities with available capacity or with lower cost to manufacture. Expected savings associated with this activity are estimated to be approximately $14 million per annum. Approximately $2 million of severance payments were made against this reserve during the nine months ended September 30, 2005. At September 30, 2005, the Company had remaining reserves of approximately $6 million related to this activity. While the closure of the Bradford facility was completed during 2004, severance payments related to this program will extend through 2014.

During 2001, the Company’s German engine bearing operations (Powertrain) announced restructuring programs to transfer certain low volume production with high labor content to best cost countries, primarily Poland. Expected savings associated with this activity are estimated to be approximately $8 million per annum. At September 30, 2005, the Company had remaining reserves of approximately $4 million related to these activities. Payments of approximately $2 million were made against the reserve during the nine months ended September 30, 2005. While the transfer of production was completed during 2004, payment of employee severance costs is expected to continue through 2008.

In June 2005, the Company commenced a restructuring of its Aftermarket Products and Services sales and marketing functions designed to drive business growth and to improve customer focus. Through realignment of the sales force on a regional basis, the Company intends to strengthen customer relations particularly in emerging markets. Accordingly, a charge of $2 million related to these activities was recorded during the second quarter of 2005 and remains outstanding as of September 30, 2005. Expected savings associated with the project are estimated to be approximately $2 million per annum. Payments related to this program are expected to continue through June 2006.

5.	Other Expense, Net

The specific components of “Other expense, net” are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(Millions of Dollars)
Amortization of intangible assets	$4.5	$4.3	$13.2	$12.7
Foreign currency exchange	(1.0)	(2.6)	7.6	5.5
Restructuring expense	4.2	5.5	11.8	5.5
Minority interest in consolidated subsidiaries	0.8	0.7	2.7	3.2
Royalty income	(1.9)	(0.3)	(3.0)	(1.3)
Loss (gain) on sale of assets	(0.4)	3.9	(7.8)	3.8
Adjustment of 2004 goodwill impairment charge	—	—	(7.7)	—
Other	(3.7)	(3.8)	(10.4)	(9.6)

	$2.5	$7.7	$6.4	$19.8

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

During the first quarter of 2005, the Company completed its phase two impairment analysis, which included asset valuation and allocation procedures. Based upon this analysis, the goodwill impairment charge recorded during 2004 was reduced by $7.7 million to $186 million to reflect the amount of implied goodwill associated with the Sealing Systems reporting unit.

6.	Discontinued Operations

During 2004, the Company completed divestitures of its large bearings operations in Pinetown, South Africa and Uslar, Germany, and its transmission operation located in Dayton, Ohio. The aggregate net losses of these divestitures are reported as discontinued operations in the Company’s consolidated statements of operations for the three and nine month periods ended September 30, 2004. Summarized financial information related to the Company’s discontinued operations is as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(Millions of Dollars)
Net sales	$3.1	$14.9
Cost of products sold	6.4	19.3

Gross margin	(3.3)	(4.4)
Selling, general and administrative expenses	0.1	2.3
Net loss on divestitures	1.7	1.7
Other expense, net	4.5	6.4

Loss before income taxes	(9.6)	(14.8)
Income tax benefit	(1.2)	(2.2)

Net loss from discontinued operations	$(8.4)	$(12.6)

7.	Inventories

Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 46% and 45% of inventories at September 30, 2005 and December 31, 2004, respectively. The remaining inventories are recorded using the first-in, first-out (FIFO) method. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories is provided in the table below:

	September 30 2005	December 31 2004
	(Millions of Dollars)
Raw materials	$171.0	$185.8
Work-in-process	151.2	157.7
Finished products	611.3	680.1

	933.5	1,023.6
Valuation reserves	(67.7)	(70.7)

	$865.8	$952.9

8.	Investments in Non-Consolidated Affiliates

The Company has invested in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 20% to 50%. The aggregate investment in these affiliates approximates $160 million at both September 30, 2005 and December 31, 2004, and is included in the consolidated balance sheets as “other noncurrent assets.” The

Company’s equity earnings of such affiliates amounted to approximately $30 million and $28 million for the nine-month periods ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, these entities generated sales of approximately $162 million, net income of approximately $21 million, and had total net assets at September 30, 2005 of approximately $356 million.

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts, including pistons, pins, piston rings, and cylinder liners, to Original Equipment (“OE”) and Aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the investment partner. The contingent guarantee can be exercised at the discretion of the joint venture partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of September 30, 2005, the total amount of the contingent guarantee, were all triggering events to occur, was $58.6 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. Management also believes that exercise of the put option is not reasonably likely within the foreseeable future. However, if this put option were exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its investment partner.

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

9.	Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30 2005	December 31 2004
	(Millions of Dollars)
Accrued compensation	$250.8	$255.5
Accrued rebates	74.4	73.2
Accrued income taxes	68.9	75.9
Accrued Chapter 11 and Administration expenses	38.2	44.8
Non-income taxes payable	35.0	34.5
Restructuring reserves	22.0	27.9
Accrued product returns	19.9	20.4
Accrued professional services	15.3	12.7
Accrued warranty	11.4	14.8

	$535.9	$559.7

10.	Debt

Long-term debt consisted of the following:

	September 30 2005	December 31 2004
	(Millions of Dollars)
DIP credit facility	$328.3	$277.7
Other	35.1	42.0

	363.4	319.7
Less: current maturities included in short-term debt	(356.6)	(309.6)

	$6.8	$10.1

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

	September 30 2005	December 31 2004
	(Millions of Dollars)
Contractual commitment	$500.0	$500.0
Less: current borrowings	328.3	277.7
Less: letters of credit	23.0	45.3

Available to borrow	$148.7	$177.0

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

11.	Other Comprehensive Loss

The Company’s comprehensive loss consists of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(Millions of Dollars)
Net loss	$(69.9)	$(34.2)	$(129.8)	$(63.6)
Foreign currency translation adjustments	15.3	21.7	(131.7)	8.5

	$(54.6)	$(12.5)	$(261.5)	$(55.1)

12.	Income Taxes

For the nine months ended September 30, 2005, the Company recorded income tax expense of $73.5 million on a loss from continuing operations before income taxes of $56.3 million. This compares to income tax expense of $72.4 million on earnings from continuing operations before income taxes of $21.4 million in the same period of 2004. Income tax expense for the nine month period ended September 30, 2005 resulted primarily from taxable income generated by certain international subsidiaries, non-recognition of income tax benefits on certain United Kingdom operating losses and certain non-deductible items in various jurisdictions.

13.	Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(Millions of Dollars, Except Share and Per Share Amounts)
Numerator:
Loss from continuing operations	$(69.9)	$(25.8)	$(129.8)	$(51.0)
Loss from discontinued operations	—	(8.4)	—	(12.6)

Numerator for basic and diluted loss per common share	$(69.9)	$(34.2)	$(129.8)	$(63.6)

Denominator:
Weighted average shares outstanding, basic and diluted (in millions)	89.1	87.1	89.1	87.1

Loss from continuing operations	$(0.79)	$(0.30)	$(1.46)	$(0.59)
Loss from discontinued operations, net of income tax expense	—	(0.09)	—	(0.14)

Basic and diluted loss per common share	$(0.79)	$(0.39)	$(1.46)	$(0.73)

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

Components of net periodic benefit cost for the three-month periods ended September 30 are as follows:

	Pension Benefits
	United States		International		Other Benefits
	2005	2004	2005	2004	2005	2004
	(Millions of Dollars)
Service cost	$7.7	$5.6	$1.5	$4.8	$0.8	$0.2
Interest cost	14.3	15.0	39.9	34.4	7.1	9.6
Expected return on plan assets	(14.7)	(13.4)	(29.6)	(32.3)	—	—
Curtailment	—	3.6	—	—	—	—
Amortization of unrecognized loss	6.6	6.4	25.6	14.4	1.4	5.6
Amortization of unrecognized prior service cost	1.9	1.8	—	—	(1.0)	(2.7)

Net periodic benefit cost	$15.8	$19.0	$37.4	$21.3	$8.3	$12.7

Components of net periodic benefit cost for the nine-month periods ended September 30 are as follows:

	Pension Benefits
	United States		International		Other Benefits
	2005	2004	2005	2004	2005	2004
	(Millions of Dollars)
Service cost	$23.1	$19.4	$6.6	$14.4	$3.4	$1.7
Interest cost	42.9	44.0	123.5	102.6	24.1	26.3
Expected return on plan assets	(44.1)	(40.7)	(91.8)	(96.5)	—	—
Unrecognized transition obligation	2.4	—	—	—	—	—
Curtailment	—	3.6	—	—	—	—
Amortization of unrecognized loss	19.8	19.0	79.3	43.1	7.4	8.6
Amortization of unrecognized prior service cost	5.7	5.9	—	—	(3.0)	(3.1)

Net periodic benefit cost	$49.8	$51.2	$117.6	$63.6	$31.9	$33.5

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

Recorded Liability

In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.3 billion as of September 30, 2005) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period, as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States and the U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors committee consisting in large part of representatives of asbestos claimants has been appointed. The Company’s obligations with respect to present and future claims could be determined through litigation in the Bankruptcy Court, the High Court, and/or through negotiations with each of the official committees appointed.

In December of 2000, the Company entered into $250 million of surety bonds on behalf of the T&N Companies to meet certain collateral requirements for asbestos indemnity obligations associated with their prior membership in the CCR. This amount was stepped down by contract to $225 million effective June 2001. As a result of the filing, the Company has sought declaratory and injunctive relief in an adversary proceeding filed in the Bankruptcy Court, in order to enjoin any post-petition payments to asbestos claimants by the CCR and any post-petition draw by the CCR on $225 million in face amount of the surety bonds. The CCR sought to draw on the surety bonds to fund past and future payments although the basis of such draw, the validity of such claims under the pre-petition bond terms, and whether such draw may be utilized to pay obligations of other CCR members were all disputed. On March 28, 2003, the Federal District Court Judge held that, with respect to phase one, the CCR had the right to draw upon the bonds to the extent that a settlement between an individual and the CCR member was consummated as of the Petition Date, i.e., a release had been obtained from such individual. The CCR moved for reconsideration and the ruling was modified to require a state-by-state analysis of what steps were required for the settlement to be binding. The litigation did not progress beyond this stage.

On May 2, 2005, the Company entered into a Surety Claims Settlement Agreement with the CCR and various surety bondholders whereby in fulfillment of all claims made by the CCR, $29 million was placed into escrow for use by the CCR to fund settlements that have already occurred or have yet to occur of up to $26 million and CCR expenses of $3 million. In exchange for a secured claim against the Company and in connection with the pre-petition lenders, the surety bondholders allowed the exercise of the surety bonds in the amount of $28 million. The remaining $1 million was funded from an outstanding letter of credit. The settlement agreement cancels the remaining face amount of the surety bonds and gives the surety bondholders an entitlement to adequate protection upon full payment of the net bond draw of $28 million. Accordingly, the surety bondholders will receive monthly payments of interest on the net bond draw at a rate of LIBOR plus 200 basis points until the earlier of the effective date of the Plan or the occurrence of certain specified termination events.

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

Except for the effect of foreign currency, the Company has not adjusted its estimate of the asbestos liability since September 30, 2001. For the Company’s U.S. and U.K. subsidiaries, this liability is included in the consolidated balance sheet under the caption “Liabilities subject to compromise” as of September 30, 2005.

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

Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of September 30, 2005, the recorded insurance recoverable was $631 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded a $38.9 million asbestos charge during the fourth quarter of 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval of the settlement was filed on March 1, 2004.

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG (“Munich Re”) and Centre Reinsurance International Co. (“CRIC”), a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the reinsurance agreement. The hearing to review the March 1, 2004 motion has been adjourned without date as the parties attempt to resolve the issues raised by the two reinsurers. However, these efforts have been unsuccessful, prompting the Administrators to file an action in the London High Court seeking a declaration that the settlements with EIR and Sedgwick do not breach provisions of the reinsurance agreement. A hearing was conducted during July 2005 with a decision expected shortly.

On May 17, 2005, the Administrators of T&N issued an ordinary application for declarations regarding (among other things) the principles governing the valuation of pending and future U.S. Asbestos Claims. The Court ordered that questions of law and procedure relating to the Application be heard first and the hearing on factual issues be adjourned. The first hearing was conducted in July 2005 and a decision on the first stage of the proceeding is pending. Depending upon how the Court rules on these issues, the asbestos liabilities and corresponding insurance recoverables reflected by the Company in its financial statements may need to be adjusted.

On September 20, 2005, the Administrators of T&N issued an ordinary application for declarations regarding (among other things) whether a claimant with respect to a future asbestos claim would be considered a creditor of a debtor so as to be capable of being bound by any compromise, scheme or arrangement sanctioned by a court in connection with the Administration Proceedings. An initial hearing on this application was held in October 2005 with a decision expected shortly.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater than $1.69/£, the Company will effectively have a premium on 100% recovery on claims paid. As of September 30, 2005, the $631 million insurance recoverable asset includes an exchange rate premium of approximately $25 million.

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

The liability of the Company with respect to claims alleging exposure to Abex products arises from a contractual liability entered into in 1994 by the predecessor to the Company whose stock the Company purchased in 1998. Pursuant to that contract and prior to the Restructuring Proceedings, the Company, through the relevant subsidiary, was liable for certain indemnity and defense payments incurred on behalf of an entity known as Pneumo Abex Corporation, the successor in interest to Abex Corporation. Effective as of the Petition Date, the Company has ceased making such payments and is currently considering whether to accept or reject the 1994 contractual liability.

As of the Petition Date, pending asbestos litigation of Abex (as to the Company only) and Wagner is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court.

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of September 30, 2005) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

As a result of the Restructuring Proceedings, pending asbestos-related litigation is stayed. The Company issued various letters of credit in connection with asbestos lawsuits that had resulted in verdicts against the Company prior to its filing for bankruptcy protection. The letters of credit were issued as security for judgments entered against the Company to permit the Company to pursue appeals to these judgments. During 2004, the final appeal in one case was denied, the Bankruptcy Court lifted the automatic stay related to one letter of credit associated with this appeal, and a net draw was made upon this letter of credit of approximately $1 million.

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

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $112.6 million as of September 30, 2005.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action against the Debtors and a number of insurance carriers in the Company’s Restructuring Proceedings. In its complaint, Dresser alleged that it has rights under certain primary and excess general liability insurance policies that may be shared with one of the Debtors, Federal-Mogul Products (“FMP”) as the successor to Wagner Electric Corporation. Dresser seeks, among other things, a declaration of the parties’ respective rights and obligations under the policies and a partition of the competing rights of Dresser and FMP under the policies. FMP answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of FMP’s rights to the policies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $53 million as of September 30, 2005. On November 4, 2004, FMP, Dresser and Cooper Industries, Inc. (“Cooper”) and certain of the insurers (“Parties”) entered into a partitioning agreement, by which the Parties agreed as to the manner in which the limits of liability, self-insured retentions, deductibles and any other self-insurance features, and the erosion thereof, are to be partitioned among FMP, Dresser and Cooper. The partitioning agreement effectively disposes of Dresser’s claims in the Dresser adversary proceeding. However, FMP’s cross claim against the defendant-insurers remains, but is currently stayed pursuant to the agreement of the remaining parties and the court.

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

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability subject to compromise and the insurance recoverable asset as of September 30, 2005 and December 31, 2004:

	T&N Companies	Abex	Wagner	Other	Total
	(Millions of Dollars)
Liability:
Balance at December 31, 2004	$1,367.7	$129.5	$84.1	$2.7	$1,584.0
CCR/ Surety settlement	(29.0)	—	—	—	(29.0)
Foreign exchange	(17.6)	—	—	—	(17.6)

Balance at September 30, 2005	$1,321.1	$129.5	$84.1	$2.7	$1,537.4

Asset:
Balance at December 31, 2004	$687.7	$112.6	$53.5	$—	$853.8
Cash receipts	—	—	(0.5)	—	(0.5)
Foreign exchange	(56.3)	—	—	—	(56.3)

Balance at September 30, 2005	$631.4	$112.6	$53.0	$—	$797.0

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

Although difficult to quantify based on the complexity of the issues, the Company has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual matters based upon current available information from site investigations and consultants. Environmental reserves were $56.6 million and $61.0 million at September 30, 2005 and December 31, 2004, respectively, and are included in the consolidated balance sheets as follows:

	September 30 2005	December 31 2004
	(Millions of Dollars)
Other current liabilities	$8.6	$11.5
Other long-term accrued liabilities	23.3	25.9
Liabilities subject to compromise	24.7	23.6

	$56.6	$61.0

Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At September 30, 2005, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $66 million.

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

The Company’s operations are organized into five reporting segments generally corresponding to major product groups; Powertrain, Sealing Systems, Vehicle Safety and Performance, Aftermarket Products and Services and Corporate. Segment information for the three and nine months ended September 30, 2004 and the nine months ended September 30, 2005 has been reclassified to reflect organizational changes implemented during the second quarter of 2005.

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

The Company evaluates segment performance principally on a non-GAAP Operational EBITDA basis. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization and certain items such as restructuring and impairment charges, Chapter 11 and Administration related reorganization expenses, and gains or losses on the sales of assets. Operational EBITDA for each segment is shown below and is reconciled to its most comparable U.S. GAAP measure from the consolidated financial statements.

Net sales and gross margin information by reporting segment is as follows:

	Net Sales
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(Millions of Dollars)
Powertrain	$499	$503	$1,666	$1,596
Sealing Systems	114	121	368	385
Vehicle Safety and Performance	180	173	570	524
Aftermarket Products and Services	707	711	2,195	2,121

	$1,500	$1,508	$4,799	$4,626

	Gross Margin
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(Millions of Dollars)
Powertrain	$62	$70	$234	$234
Sealing Systems	2	7	14	37
Vehicle Safety and Performance	43	45	139	143
Aftermarket Products and Services	150	166	486	509
Corporate	(23)	(5)	(72)	(23)

	$234	$283	$801	$900

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to earnings (loss) from continuing operations before income tax expense is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(Millions of Dollars)
Powertrain	$76	$70	$274	$243
Sealing Systems	1	6	10	38
Vehicle Safety and Performance	40	39	126	125
Aftermarket Products and Services	105	117	329	349
Corporate	(107)	(97)	(339)	(309)

Total Operational EBITDA	115	135	400	446

Adjustment of long-lived assets to fair value	(9)	(13)	(13)	(36)
Depreciation and amortization	(85)	(84)	(264)	(251)
Interest expense, net	(35)	(23)	(97)	(73)
Chapter 11 and Administration related reorganization expenses	(29)	(6)	(79)	(67)
Discontinued operations and other	(5)	(3)	(3)	2

Earnings (loss) from continuing operations before income tax expense	$(48)	$6	$(56)	$21

Total assets by reportable segment are as follows:

	September 30 2005	December 31 2004
	(Millions of Dollars)
Powertrain	$1,855	$2,032
Sealing Systems	799	791
Vehicle Safety and Performance	1,059	1,017
Aftermarket Products and Services	2,967	3,057
Corporate	1,101	1,368

	$7,781	$8,265

17.	Stock-Based Compensation

On February 2, 2005, the Company entered into a five-year employment agreement with José Maria Alapont, effective March 1, 2005, whereby Mr. Alapont was appointed as the Company’s president and chief executive officer. In connection with this agreement, the Plan Proponents have agreed to amend the Plan to provide that the reorganized Federal-Mogul will grant to Mr. Alapont stock options equal to at least 4% of the value of the reorganized Company at the reorganization date (“Options”). If there is a material reduction in the value of the reorganized Company under any amendment to the Plan that is confirmed, Mr. Alapont would receive stock options in an amount that would be the economic equivalent of the Options. These stock options vest ratably over the life of the employment agreement, such that one fifth of the options will vest on each anniversary of the employment agreement effective date. The contractual term of these stock options is 7 years from the date of grant (reorganization date).

Additionally, one-half of the options have an additional feature allowing for the exchange of options for shares of stock of the reorganized Company prior to the end of the employment agreement, at the exchange equivalent of four options for one Class A share of stock. The options without the exchange feature are referred to herein as “plain vanilla options” and those options with the exchange feature are referred to as “options with exchange.”

The Company has based its determination of the amount of compensation expense associated with these stock options on the fair value of such options as of September 30, 2005. Key assumptions and related option-pricing models used by the Company are summarized in the following table.

	Plain Vanilla Options	Options with Exchange
Valuation model	Black-Scholes	Modified Binomial
Expected volatility	40%	40%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected life of option	3.93 – 4.34%	3.93 – 4.34%
Expected term (in years)	4.39	5.46

Until the date of grant, the Company is required to reassess the value of the Options quarterly and adjust the aggregate compensation expense recognized to reflect any change in the value of the Options. During the three and nine month periods ended September 30, 2005, the Company recorded compensation expense of $1.4 million and $4.2 million, respectively. As of September 30, 2005, there was approximately $32 million of total unrecognized compensation cost related to non-vested stock-options under the employment agreement, which is expected to be recognized ratably over the remaining term of the employment agreement.

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

In lieu of providing separate unaudited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying consolidating condensed financial statements based on the Company’s understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC’s Regulation S-X and Staff Accounting Bulletin No. 53. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

In 2005, the Company finalized the phase two calculation and allocation of the 2004 Sealing Systems goodwill impairment charge, resulting in a reclassification of goodwill from the Parent subsidiaries to the Guarantor and Non-guarantor subsidiaries in the December 31, 2004 balance sheet.

Subsequent to the Restructuring Proceedings, no dividends have been paid to the Federal-Mogul parent company by any of its subsidiaries.

As a result of the Restructuring Proceedings (see Note 2 “Voluntary Reorganization Under Chapter 11 and Administration”) certain of the liabilities at September 30, 2005, as shown below, were liabilities subject to compromise as of the Petition date:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Millions of Dollars)
Debt	$4,050.1	$0.2	$—	$4,050.3
Asbestos liabilities	1.4	236.3	1,299.7	1,537.4
Accounts payable	59.0	116.4	28.0	203.4
Company-obligated mandatorily redeemable securities	—	—	114.6	114.6
Interest payable	43.8	0.2	—	44.0
Environmental liabilities	24.7	—	—	24.7
Other accrued liabilities	9.9	0.9	11.2	22.0

	$4,188.9	$354.0	$1,453.5	$5,996.4

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended September 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$294.2	$668.7	$964.4	$(426.9)	$1,500.4
Cost of products sold	253.7	579.0	860.2	(426.9)	1,266.0

Gross margin	40.5	89.7	104.2	—	234.4

Selling, general and administrative expenses	55.3	61.2	99.4	—	215.9
Adjustment of long-lived assets to fair value	—	9.2	(0.1)	—	9.1
Interest expense (income), net	38.2	—	(3.7)	—	34.5
Chapter 11 and Administration related reorganization expenses	28.9	—	—	—	28.9
Equity earnings of unconsolidated subsidiaries	—	(1.3)	(7.6)	—	(8.9)
Other (income) expense, net	(8.7)	(26.9)	38.1	—	2.5

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(73.2)	47.5	(21.9)	—	(47.6)
Income tax expense (benefit)	1.2	1.0	20.1	—	22.3

Earnings (loss) before equity earnings (loss) of subsidiaries	(74.4)	46.5	(42.0)	—	(69.9)
Equity earnings (loss) of subsidiaries	4.5	24.8	—	(29.3)	—

Net earnings (loss)	$(69.9)	$71.3	$(42.0)	$(29.3)	$(69.9)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Nine Months Ended September 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$932.9	$2,080.8	$3,178.0	$(1,392.7)	$4,799.0
Cost of products sold	816.2	1,795.0	2,779.4	(1,392.7)	3,997.9

Gross margin	116.7	285.8	398.6	—	801.1

Selling, general and administrative expenses	185.7	185.0	321.2	—	691.9
Adjustment of long-lived assets to fair value	3.0	9.2	0.9	—	13.1
Interest expense (income), net	108.1	—	(11.0)	—	97.1
Chapter 11 and Administration related reorganization expenses	79.1	—	—	—	79.1
Equity earnings of unconsolidated subsidiaries	—	(4.2)	(26.0)	—	(30.2)
Other (income) expense, net	(39.6)	(93.2)	139.2	—	6.4

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(219.6)	189.0	(25.7)	—	(56.3)
Income tax expense	1.9	3.3	68.3	—	73.5

Earnings (loss) before equity earnings (loss) of subsidiaries	(221.5)	185.7	(94.0)	—	(129.8)
Equity earnings (loss) of subsidiaries	91.7	74.4	—	(166.1)	—

Net earnings (loss)	$(129.8)	$260.1	$(94.0)	$(166.1)	$(129.8)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended September 30, 2004

	Unconsolidated			Eliminations
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Discontinued Operations	Inter- Company	Consolidated
	(Millions of Dollars)
Net sales	$287.9	$542.9	$1,003.1	$(3.1)	$(322.8)	$1,508.0
Cost of products sold	233.7	444.7	875.4	(6.4)	(322.8)	1,224.6

Gross margin	54.2	98.2	127.7	3.3	—	283.4

Selling, general and administrative expenses	73.6	56.1	105.8	(0.1)	—	235.4
Adjustment of long-lived assets to fair value	—	9.0	3.9	—	—	12.9
Interest expense (income), net	26.3	—	(3.1)	—	—	23.2
Chapter 11 and Administration related reorganization expenses	24.9	(18.5)	—	—	—	6.4
Equity earnings of unconsolidated subsidiaries	—	(1.5)	(6.7)	—	—	(8.2)
Other (income) expense, net	(9.5)	(25.1)	48.5	(6.2)	—	7.7

Earnings (loss) from continuing operations before income taxes and equity earnings (loss) of subsidiaries	(61.1)	78.2	(20.7)	9.6	—	6.0
Income tax expense (benefit)	1.0	1.1	28.5	1.2	—	31.8

Earnings (loss) from continuing operations before equity earnings (loss) of subsidiaries	(62.1)	77.1	(49.2)	8.4	—	(25.8)
Earnings from discontinued operations, net of income taxes	—	—	—	(8.4)	—	(8.4)
Equity earnings (loss) of subsidiaries	27.9	24.8	—	—	(52.7)	—

Net earnings (loss)	$(34.2)	$101.9	$(49.2)	$—	$(52.7)	$(34.2)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Nine Months Ended September 30, 2004

	Unconsolidated			Eliminations
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Discontinued Operations	Inter- Company	Consolidated
	(Millions of Dollars)
Net sales	$885.2	$1,625.0	$3,094.3	$(14.9)	$(963.9)	$4,625.7
Cost of products sold	729.7	1,311.4	2,667.9	(19.3)	(963.9)	3,725.8

Gross margin	155.5	313.6	426.4	4.4	—	899.9

Selling, general and administrative expenses	230.3	165.5	317.7	(2.3)	—	711.2
Adjustment of long-lived assets to fair value	—	9.0	27.0	—	—	36.0
Interest expense (income), net	78.0	—	(4.9)	—	—	73.1
Chapter 11 and Administration related reorganization expenses	85.3	(18.5)	—	—	—	66.8
Equity earnings of unconsolidated subsidiaries	—	(5.4)	(23.0)	—	—	(28.4)
Other (income) expense, net	(27.2)	(90.6)	145.7	(8.1)	—	19.8

Earnings (loss) from continuing operations before income taxes and equity earnings (loss) of subsidiaries	(210.9)	253.6	(36.1)	14.8	—	21.4
Income tax expense (benefit)	(5.3)	3.3	72.2	2.2	—	72.4

Earnings (loss) from continuing operations before equity earnings (loss) of subsidiaries	(205.6)	250.3	(108.3)	12.6	—	(51.0)
Earnings from discontinued operations, net of income taxes	—	—	—	(12.6)	—	(12.6)
Equity earnings (loss) of subsidiaries	142.0	64.0	—	—	(206.0)	—

Net earnings (loss)	$(63.6)	$314.3	$(108.3)	$—	$(206.0)	$(63.6)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Balance Sheet

September 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$7.3	$—	$738.8	$—	$746.1
Accounts receivable, net	215.5	314.8	558.7	—	1,089.0
Inventories, net	105.9	305.8	454.1	—	865.8
Prepaid expenses and other current assets	57.5	32.2	138.0	—	227.7

Total current assets	386.2	652.8	1,889.6	—	2,928.6

Property, plant and equipment, net	253.9	537.1	1,302.6	—	2,093.6
Goodwill and indefinite-lived intangible assets	488.2	595.6	194.9	—	1,278.7
Definite-lived intangible assets, net	65.9	78.9	160.9	—	305.7
Investment in subsidiaries	6,480.7	3,028.0	—	(9,508.7)	—
Intercompany accounts, net	(4,280.3)	3,562.3	718.0	—	—
Asbestos-related insurance recoverable	—	165.6	631.4	—	797.0
Prepaid pension costs	—	—	149.8	—	149.8
Other noncurrent assets	27.8	25.2	174.6	—	227.6

	$3,422.4	$8,645.5	$5,221.8	$(9,508.7)	$7,781.0

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt, including current portion of long-term debt	$328.3	$—	$28.3	$—	$356.6
Accounts payable	71.2	92.2	222.0	—	385.4
Accrued liabilities	114.2	58.4	363.3	—	535.9
Other current liabilities	30.5	12.7	77.7	—	120.9

Total current liabilities	544.2	163.3	691.3	—	1,398.8

Liabilities subject to compromise	4,188.9	354.0	1,453.5	—	5,996.4

Long-term debt	—	—	6.8	—	6.8
Postemployment benefits	741.2	—	1,474.0	—	2,215.2
Long-term portion of deferred income taxes	—	—	103.2	—	103.2
Other accrued liabilities	105.0	—	106.9	—	211.9
Minority interest in consolidated subsidiaries	26.2	5.6	—	—	31.8
Shareholders’ equity (deficit)	(2,183.1)	8,122.6	1,386.1	(9,508.7)	(2,183.1)

	$3,422.4	$8,645.5	$5,221.8	$(9,508.7)	$7,781.0

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

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Nine Months Ended September 30, 2005

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net cash provided from (used by) operating activities	$(47.6)	$296.2	$(90.1)	$—	$158.5

Cash provided from (used by) investing activities:
Expenditures for property, plant and equipment	(6.8)	(9.0)	(109.9)	—	(125.7)
Net proceeds from sale of property, plant and equipment	—	—	14.0	—	14.0

Net cash used by investing activities	(6.8)	(9.0)	(95.9)	—	(111.7)

Cash provided from (used by) financing activities:
Proceeds from borrowings on DIP credit facility	50.7	—	—	—	50.7
Increase in short-term debt	—	—	(0.4)	—	(0.4)
Decrease in other long-term debt	—	—	(2.4)	—	(2.4)
Change in intercompany accounts	51.3	(287.2)	235.9	—	—

Net cash provided from (used by) financing activities	102.0	(287.2)	233.1	—	47.9

Effect of foreign currency exchange rate fluctuations on cash	(49.2)	—	—	—	(49.2)

Net increase (decrease) in cash and equivalents	$(1.6)	$—	$47.1	$—	$45.5

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Nine Months Ended September 30, 2004

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net cash provided from (used by) operating activities	$(75.9)	$327.2	$9.1	$—	$260.4

Cash provided from (used by) investing activities:
Expenditures for property, plant and equipment	(29.0)	(49.6)	(111.4)	—	(190.0)
Net proceeds from the sale of property, plant and equipment	—	—	13.0	—	13.0

Net cash used by investing activities	(29.0)	(49.6)	(98.4)	—	(177.0)

Cash provided from (used by) financing activities:
Proceeds from borrowings on DIP credit facility	90.0	—	—	—	90.0
Principal payments on DIP credit facility	(51.7)	—	—	—	(51.7)
Decrease in short-term debt	—	—	4.4	—	4.4
Decrease in other long-term debt	—	—	(0.2)	—	(0.2)
Change in intercompany accounts	66.4	(277.6)	211.2	—	—

Net cash provided from (used by) financing activities	104.7	(277.6)	215.4	—	42.5

Effect of foreign currency exchange rate fluctuations on cash	(0.7)	—	—	—	(0.7)

Net increase in cash and equivalents	$(0.9)	$—	$126.1	$—	$125.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Federal-Mogul Corporation is a leading global supplier of vehicular parts, components, modules and systems to customers in the automotive, small engine, heavy-duty and industrial markets. Federal-Mogul has established an expansive global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures, organized into five primary reporting segments; Powertrain, Sealing Systems, Vehicle Safety and Performance, Aftermarket Products and Services and Corporate. The Company has operations in established markets including the United States, Germany, United Kingdom, France, Italy, Mexico and Canada, and emerging markets including China, Czech Republic, Hungary, India, Korea, Poland and Thailand. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic conditions, and changes in laws and regulations.

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

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. All vendors are being paid for goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court, as applicable. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through plans of reorganization under the Bankruptcy Code and/or schemes of arrangement or company voluntary arrangements under the Act.

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

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting the Company and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although certain issues remain to be resolved, the Plan provides that all currently outstanding stock of the Company will be cancelled, 50.1% of newly issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trust, and 49.9% of the newly issued common stock will be distributed pro rata to the noteholders. In addition, the holders of currently outstanding common and preferred stock of the Company will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price.

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

On February 2, 2005, the Company entered into an employment agreement with José Maria Alapont under which Mr. Alapont became the Company’s president and chief executive officer. As part of this employment agreement, the Plan Proponents have agreed to amend the Plan to provide Mr. Alapont with non-qualified stock options to purchase common stock of the reorganized Company. Significant terms and conditions of the contemplated stock options are outlined in the employment agreement previously filed with the SEC on Form 8-K dated February 2, 2005.

On June 14, 2005, the District Court overseeing the Chapter 11 Cases commenced its hearing to estimate the aggregate present value of pending and future asbestos personal injury and wrongful death claims against the U.K. Debtors. Closing arguments were completed on July 14, 2005, after which the District Court estimated the total liability for such claims at $9 billion in the United States and $500 million in the United Kingdom. The objective of the estimation hearing was to determine an aggregate claims value for purposes of formulating the reorganization plan and not to determine the liability for U.S. GAAP purposes. The Company has evaluated its currently recorded liability for such claims and, given the settlement terms and value as proposed in the Plan, determined that the amount recorded is appropriate.

On September 26, 2005, the Company announced an agreement between the Administrators of the U.K. Debtors and the Plan Proponents to allow the Company to retain the businesses and other assets of the U.K. affiliates in exchange for monetary amounts and reserves that will be used by the Administrators to provide a distribution to creditors of the U.K. Debtors (“U.K. Settlement Agreement”). Among other things, the U.K. Settlement Agreement permits i) the Company to make an offer to the Administrators for certain long-term intercompany notes held by T&N Limited (“Loan Notes”), which the Administrator had previously arranged to sell to a third-party bidder, or ii) the Administrator to sell the Loan Notes to the third-party if the Company elects not to make an offer.

There are two possible types of U.K. schemes of arrangement. The first is under Section 425 of the Companies Act of 1985, which may involve a Scheme of Arrangement for the reconstruction of the Company. The other possible type of scheme arises under Section 1 of the Insolvency Act of 1986 in relation to Company Voluntary Arrangements (“CVA”). Under English and Scottish law, the Administrators are the only persons with authority to recommend and submit Schemes of Arrangement and/or CVAs.

The U.K. Settlement Agreement sets forth the terms of various amendments to the Plan, the Schemes of Arrangement and the CVAs that will be used to reorganize the U.K. Debtors including a delineation of distributions to U.K. and U.S. domiciled creditors. The U.K. Settlement Agreement is subject to various approvals and determinations by the Bankruptcy Court and High Court. A copy of the U.K. Settlement Agreement was filed with the SEC on Form 8-K on September 30, 2005.

Also on September 26, 2005, the Plan Proponents and High River Limited Partnership agreed to make certain amendments to the Plan whereby i) the U.S. asbestos trust will make a payment to the reorganized Company (or pay a portion of the stock in reorganized Company to be issued to the asbestos trust in lieu thereof) for the agreed amounts that will be used by the Administrators to provide distributions on account of U.K. asbestos personal injury claims under the terms of the U.K. Settlement Agreement; ii) the U.S. asbestos trust will provide an option to Mr. Carl Icahn for the purchase of the remaining shares of the reorganized Company held by such trust; and (iii) if Mr. Carl Icahn does not exercise such option, he or one of his entities will provide certain financing to the U.S. asbestos trust. Terms of these Plan amendments were filed with the SEC on Form 8-K on September 30, 2005.

The Company cannot predict at this time whether the Plan or the Schemes of Arrangement and CVAs that will be proposed pursuant to the terms of the U.K. Settlement Agreement and the other agreed Plan amendments will be confirmed or approved.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. The pre-petition creditors of some Debtors may be treated differently than those of other Debtors under the proposed Plan, Schemes or Arrangement and CVAs.

Asbestos Liabilities and Related Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of September 30, 2005, the recorded insurance recoverable was $631 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded $38.9 million asbestos charge during the fourth quarter of 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers of Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval of the settlement was filed on March 1, 2004.

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG (“Munich Re”) and Centre Reinsurance International Co. (“CRIC”), a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the Reinsurance Agreement. The hearing to review the March 1, 2004 motion had been adjourned without date as the parties attempt to resolve the issues raised by the two reinsurers. However, these efforts have been unsuccessful, prompting the Administrators to file an action in the London High Court seeking a declaration that the settlements with EIR and Sedgwick do not breach provisions of the Reinsurance Agreement. A hearing was conducted July 13-15, 2005 with a decision pending.

On May 17, 2005, the Administrators of T&N issued an Ordinary Application for declarations regarding (among other things) the principles governing the valuation of pending and future U.S. Asbestos Claims. The Court ordered that questions of law and procedure relating to the Application be heard first and the hearing on factual issues be adjourned. The first hearing was conducted on July 11-12, 2005 and a decision on the first stage of the proceeding is pending. Depending upon how the Court rules on these issues, the asbestos liabilities and corresponding insurance recoverables reflected by the Company in its financial statements may need to be adjusted.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims’ costs applied against this policy is converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater than $1.69/£, the Company will effectively have a premium on 100% recovery on claims paid. As of September 30, 2005, the $631 million insurance recoverable asset includes an exchange rate premium of approximately $25.0 million.

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

Consolidated Results

Net sales by reporting segment were:

	Three Months Ended September 30
	2005	2004	Change
	(Millions of Dollars)
Powertrain	$499	$503	$(4)
Sealing Systems	114	121	(7)
Vehicle Safety and Performance	180	173	7
Aftermarket Products and Services	707	711	(4)

	$1,500	$1,508	$(8)

Net Sales by group and region were:

	Three Months Ended September 30
	Powertrain	SS	VSP	APS	Total
2005
Americas	30%	69%	36%	75%	55%
Europe	68%	30%	59%	24%	43%
Asia	2%	1%	5%	1%	2%

2004
Americas	29%	68%	36%	75%	55%
Europe	69%	31%	59%	24%	43%
Asia	2%	1%	5%	1%	2%

Gross margin by reporting segment was:

	Three Months Ended September 30
	2005	2004	Change
	(Millions of Dollars)
Powertrain	$62	$70	$(8)
Sealing Systems	2	7	(5)
Vehicle Safety and Performance	43	45	(2)
Aftermarket Products and Services	150	166	(16)
Corporate	(23)	(5)	(18)

	$234	$283	$(49)

Net sales decreased by $8 million, or less than 1%, to $1,500 million for the third quarter of 2005 from $1,508 million in the same period of 2004. The decrease resulted from reduced sales volumes of $17 million across both the OE and Aftermarket segments, partially offset by favorable foreign currency of $6 million and net customer price increases in the Aftermarket.

Gross margin decreased by $49 million, or 17%, to $234 million for the third quarter of 2005 from $283 million in the same period of 2004. The significant factors contributing to this decrease were increased pension costs of $14 million and unfavorable sales volumes and mix, which reduced margin by $40 million. In addition to these factors, productivity gains in excess of inflation of $7 million, reduced depreciation expense of $1 million, and favorable customer pricing of $3 million were partially offset by unfavorable foreign currency of $6 million.

In order to maintain sales levels of new vehicles and retain or gain market share, many OEMs continue to provide extensive pricing incentives and financing alternatives to consumers. These actions have placed pressures on the OEM’s profits and, in turn, the OEMs expect certain recovery from their supply base. During the quarter ended September 30, 2005, the Company continued to experience pressure from its customers to reduce prices beyond those reductions contractually required. The Company continues to identify and implement product innovation and cost reduction activities to fund such price reductions to customers. Such activities include, among other things, the implementation of a centralized supply chain function focused on the reduction of global material costs; headcount reduction programs to reduce selling, general and administrative costs; implementation of standard manufacturing methods across business segments to achieve operational efficiencies and decrease production costs; and modified capital expenditure processes to ensure capital funds are directed at the most strategically appropriate investments with the highest rates of return.

Through its centralized supply chain functions, the Company continues to work with its suppliers to reduce its global material costs. While the costs of steel, non-ferrous and hydrocarbon based raw materials have stabilized since their costs began significantly increasing during mid-2004, the Company expects raw material steel supply will continue to be constrained, and continued increases in material costs or disruptions in supply over the remainder of the year or longer term would continue to pressure the Company’s operating results.

Reporting Segment Results – Three Months Ended September 30, 2005 compared to September 30, 2004

The following table provides a reconciliation of changes in net sales and gross margin for the three months ended September 30, 2005 compared with the three months ended September 30, 2004 for each of the Company’s reporting segments. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Net Sales
Three months ended September 30, 2004	$503	$121	$173	$711	$—	$1,508
Foreign currency	—	—	—	6	—	6
Sales volumes	—	(6)	7	(18)	—	(17)
Customer pricing	(4)	(1)	—	8	—	3

Three months ended September 30, 2005	$499	$114	$180	$707	$—	$1,500

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Gross Margin
Three months ended September 30, 2004	$70	$7	$45	$166	$(5)	$283
Foreign currency	(5)	—	(2)	1	—	(6)
Sales volumes / mix	(9)	(6)	2	(27)	—	(40)
Customer pricing	(4)	(1)	—	8	—	3
Depreciation and pension expense	2	1	(2)	—	(14)	(13)
Productivity, net of inflation	8	1	—	2	(4)	7

Three months ended September 30, 2005	$62	$2	$43	$150	$(23)	$234

Powertrain

Sales volumes remained unchanged from the prior year as a small reduction in European OEM market demand was offset by new program launches in Asia and the Americas. Net price reductions to OEM customers were $4 million. However, these price reductions represent the net impact of reductions in the ordinary course of business partially offset by escalations in prices as some of the increases in the costs of raw materials are passed on to OEM customers.

Gross margin decreased by $8 million primarily as a result of unfavorable product mix, by $4 million as a result of customer price reductions and $5 million due to foreign currency. These adverse factors were partially offset by $8 million of productivity gains in excess of labor and benefit inflation, largely resulting from the continued consolidation of production activities.

Sealing Systems

Market demand decreased slightly in both Europe and the Americas due primarily to the reduced production levels of light vehicle automotive OEMs on both continents. This reduction in demand was compounded slightly in North America by some minor program losses, but were partially offset by program wins in Europe. These factors combined to reduce sales by $7 million. Net price reductions to OEM customers were $1 million.

Gross margin decreased by $5 million. Combined with unfavorable product mix, the impact of the reduced sales volumes was $6 million, further compounded by the price reductions of $1 million. Reduced depreciation and productivity in excess of labor and benefits inflation of $2 million partially offset these adverse factors.

Vehicle Safety and Performance

Reductions in market demand, in both Europe and North America, were more than offset by new program launches in both regions - resulting in a sales volume increase of $7 million. Pricing to OEM customers and other automotive suppliers remained stable compared to the prior year.

Gross margin decreased by $2 million. Increased sales volumes produced an additional $2 million in gross margin, which was more than offset by increased depreciation of $2 million and adverse currency impacts of $2 million.

Aftermarket Products and Services

Reduced market demand in the Americas was partially offset by new customer acquisitions, whereas in Europe, market demand fell slightly. These factors combined to reduce net sales by $18 million. However, net prices to Aftermarket customers increased by $8 million, and favorable currency impacts primarily in South America increased sales by a an additional $6 million.

Gross margin was $150 million for the third quarter of 2005 compared with $166 million in the same period of 2004. The lower sales volumes combined with an unfavorable shift in the mix of products sold and the cost of new customers and product launches reduced margin by $27 million. This was partially offset by increased customer pricing of $8 million, productivity gains in excess of labor and benefits inflation of $2 million, and currency impacts of $1 million.

Corporate

Corporate expenses are comprised primarily of certain central headquarters functions as well as employee post-retirement benefits and other general insurance coverages. The increase of $18 million in Corporate expenses is primarily due to increased pension expense attributable to actual versus expected returns on pension plan assets in prior years and changes in underlying assumptions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $216 million, or 14% of net sales, for the third quarter of 2005 as compared to $235 million, or 16% of net sales, for the same quarter of 2004. Selling, general and administrative expenses decreased primarily due to cost reduction and restructuring activities, resulting in lower administrative overheads, and lower medical and benefit costs in North America.

Interest Expense, Net

Interest expense, net was $35 million in the third quarter of 2005 compared to $23 million for the same quarter of 2004. This increase represents higher interest expense relating to higher average interest rates.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the nine months ended September 30, 2005. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at June 30, 2005	$16.0	$2.8	$1.0	$4.1	$0.6	$24.5
Provisions	1.8	—	1.1	—	1.6	4.5
Reversals	(0.3)	—	—	—	—	(0.3)
Payments	(4.2)	(0.8)	(0.3)	(0.1)	(1.2)	(6.6)
Foreign currency	(0.1)	—	—	—	—	(0.1)

Balance of reserves at September 30, 2005	$13.2	$2.0	$1.8	$4.0	$1.0	$22.0

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

In June 2005, the Company commenced a restructuring of its APS sales and marketing function designed to drive business growth and to improve customer focus. Through realignment of the sales force on a regional basis, the Company intends to strengthen customer relations particularly in emerging markets. Accordingly, a charge of $2 million related to these activities was recorded during the second quarter of 2005 and remains outstanding as of September 30, 2005. Expected savings associated with the project are estimated to be approximately $2 million per annum. Payments related to this program are expected to continue through June 2006.

Chapter 11 and Administration Related Reorganization Expenses

During the three months ended September 30, 2005 and 2004, the Company recorded Chapter 11 and Administration related reorganization expenses of $29 million and $6 million, respectively. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings. Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended September 30
	2005	2004
	(Millions of Dollars)
Professional fees directly related to the filing	$24.0	$21.7
Critical employee retention costs	2.8	2.0
Other direct costs	2.1	1.2
Gain on settlement of outstanding claim	—	(18.5)

	$28.9	$6.4

Cash payments for Chapter 11 and Administration related reorganization expenses totaled $27 million and $33 million for the three months ended September 30, 2005 and 2004, respectively.

Income Tax Expense

For the three months ended September 30, 2005, the Company recorded income tax expense of $22 million on losses from continuing operations before income taxes of $48 million. This compares to income tax expense of $32 million on earnings from continuing operations before income taxes of $6 million in the same period of 2004. Income tax expense for the three month period ended September 30, 2005 resulted primarily from taxable income generated by certain international subsidiaries, non-recognition of income tax benefits on certain United Kingdom operating losses and certain non-deductible items in various jurisdictions.

Consolidated Results –Nine Months Ended September 30, 2005 compared to September 30, 2004

Net sales by reporting segment were:

	Nine Months Ended September 30
	2005	2004	Change
	(Millions of Dollars)
Powertrain	$1,666	$1,596	$70
Sealing Systems	368	385	(17)
Vehicle Safety and Performance	570	524	46
Aftermarket Products and Services	2,195	2,121	74

	$4,799	$4,626	$173

Net Sales by group and region were:

	Nine Months Ended September 30
	Powertrain	SS	VSP	APS	Total
2005
Americas	29%	67%	34%	74%	55%
Europe	69%	32%	61%	24%	43%
Asia	2%	1%	5%	2%	2%

2004
Americas	28%	68%	37%	73%	55%
Europe	70%	31%	60%	25%	43%
Asia	2%	1%	3%	2%	2%

Gross margin by reporting segment was:

	Nine Months Ended September 30
	2005	2004	Change
	(Millions of Dollars)
Powertrain	$234	$234	$—
Sealing Systems	14	37	(23)
Vehicle Safety and Performance	139	143	(4)
Aftermarket Products and Services	486	509	(23)
Corporate	(72)	(23)	(49)

	$801	$900	$(99)

Net sales increased by $173 million, or 4%, to $4,799 million for the nine months ended September 30, 2005 from $4,626 million in the same period of 2004. Net sales were favorably impacted by $94 million in sales volumes and $82 million of foreign currency, partially offset by net customer price reductions of $3 million. Increased sales volumes reflect the impact of increased heavy-duty vehicle production which offset the decline in light vehicle automotive production in North America and Europe. Additionally, the Company benefited from new program launches in both the OE market and the Aftermarket.

Gross margin decreased by $99 million, or 11%, to $801 million for the nine months ended September 30, 2005 from $900 million in the same period of 2004. The significant adverse factors contributing to this decrease were increased pension costs of $43 million, material price inflation of $40 million, and unfavorable product sales and mix of $20 million. These adverse factors were partially offset by productivity gains in excess of labor and benefits inflation of $16 million.

Reporting Segment Results – Nine Months Ended September 30, 2005 compared to September 30, 2004

The following table provides a reconciliation of changes in net sales and gross margin for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 for each of the Company’s reporting segments. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Sales
Nine months ended September 30, 2004	$1,596	$385	$524	$2,121	$—	$4,626
Foreign currency	38	4	9	31	—	82
Sales volumes	43	(18)	39	30	—	94
Customer pricing	(11)	(3)	(2)	13	—	(3)

Nine months ended September 30, 2005	$1,666	$368	$570	$2,195	$—	$4,799

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Gross Margin
Nine months ended September 30, 2004	$234	$37	$143	$509	$(23)	$900
Foreign currency	(4)	1	(3)	5		(1)
Sales volumes / mix	4	(18)	17	(23)	—	(20)
Customer pricing	(11)	(3)	(2)	13	—	(3)
Depreciation and pension expense	2	(1)	(5)	(2)	(43)	(49)
Material price inflation	(12)	(9)	(17)	(1)	(1)	(40)
Productivity, net of inflation	21	7	6	(15)	(5)	14

Nine months ended September 30, 2005	$234	$14	$139	$486	$(72)	$801

Powertrain

Increased market demand in both Europe and North America, primarily from the heavy duty sector, combined with new program launches in the Americas and Asia more than offset the impact of minor program losses in Europe. As a result of these factors, net sales volumes increased by $43 million, with Europe, the Americas and Asia all increasing. The favorable impact of foreign currency was $38 million, primarily in Europe and the impact of price reductions to OEM customers was $11 million.

Gross margin was unchanged from the prior year. The increased volumes, when combined with unfavorable changes in product and customer mix, increased gross margin by $4 million. This was offset by adverse currency impacts of $4 million. Productivity gains in excess of labor and benefits inflation, combined with reduced depreciation expense were $23 million, primarily as a result of significant activities undertaken in 2004 to relocate production to low cost regions. These favorable impacts were offset by $11 million in net customer price reductions and $12 million in increased costs of steel, aluminum, copper, tin and other non-ferrous materials used in the manufacture of Powertrain’s products.

Sealing Systems

Net sales decreased by $17 million, with the reduction entirely in the Americas where the segment experienced reduced production volumes for key customers and platforms, primarily SUV’s. In Europe, new program launches mostly offset the reduced demand for existing applications. Favorable currency impacts, mostly in Europe, increased sales by $4 million, and net price reductions to OEM customers were $3 million.

Gross margin was reduced by $23 million. The impact of lower sales volumes, when combined with unfavorable product mix changes, was $18 million. This factor was further compounded by $9 million of material price inflation, primarily stainless steel, aluminum, oil based resins and other materials used in the manufacture of gaskets and seals. Productivity net of labor and benefits inflation was $7 million, which was partially offset by $3 million of customer price reductions.

Vehicle Safety and Performance

Reduced market demand in the Americas was more than offset by new program launches with OEMs and other automotive suppliers in the region. Europe experienced increased demand as well as significant program launches. These factors combined to increase sales volumes by $39 million. The favorable impact of foreign currency on sales was $9 million, partially offset by $2 million in net customer price reductions.

Gross margin decreased by $4 million. The higher sales volumes increased gross margins by $17 million but this was offset by the increased cost of raw materials of $17 million, primarily steel backing plates used in disc pad production, molybdenum, and other chemicals and resins used in friction formulations and bonding processes. Productivity in excess of labor and benefits inflation was $6 million, which was more than offset by increased depreciation expense of $5 million, customer pricing of $2 million and currency impacts of $3 million.

Aftermarket Products and Services

Net sales increased due to $30 million of sales volumes, $31 million in foreign currency and $13 million in customer pricing. Sales volumes increased by $25 million due to the non-recurrence of a fire that destroyed the Smithville, TN distribution center in 2004, and temporarily halted shipments to customers during the first quarter of 2004. New business gains were primarily in North America, reflecting continued market share performance of the Company’s products, particularly under-car applications such as vehicle safety and performance, drum and rotor and wheel-end products. In Europe, market volumes fell, where reduced demand for engine applications offset increased demand for other product offerings.

Gross margin was $486 million for the nine months ended September 30, 2005 compared to $509 million for the same quarter of 2004. The favorable impact of higher sales volumes was more than offset by an unfavorable shift in the mix of products, reducing margin by $23 million. Increased product scrap, depreciation, logistics, freight and distribution costs combined with labor and benefits inflation more than offset other productivity improvements by $16 million. This decline was partially offset by $13 million in favorable customer pricing and $5 million of foreign currency. Raw material prices increased just $1 million from the previous year: the impact of raw material inflation on APS being minimal as the majority of the product sold is manufactured internally by the other segments of the Company.

Corporate

Corporate expenses are comprised primarily of certain central headquarters functions as well as employee post-retirement benefits and other general insurance coverages. The increase of $49 million in Corporate expenses is primarily due to increased pension expense attributable to actual versus expected returns on pension plan assets in prior years and changes to underlying assumptions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $692 million, or 14% of net sales, for the nine months ended September 30, 2005 as compared to $711 million, or 15% of net sales, for the same period of 2004. The reduction is due to a continuing focus on administrative overheads including professional fees, North American labor and benefits expenses, insurances, and infrastructure costs.

Interest Expense, Net

Interest expense, net was $97 million for the nine months ended September 30, 2005 compared to $73 million for the same period of 2004. This increase represents higher interest expense on the DIP credit facility resulting from higher average outstanding borrowings and higher average interest rates on all outstanding debt.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the six months ended September 30, 2005. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2004	$18.7	$3.8	$1.6	$2.9	$0.9	$27.9
Provisions	2.7	—	—	—	0.9	3.6
Reversals	—	—	—	(0.6)	(0.2)	(0.8)
Payments	(3.1)	(0.2)	(0.1)	(0.2)	—	(3.6)
Foreign currency	(1.1)	(0.2)	0.1	—	0.2	(1.0)

Balance of reserves at March 31, 2005	17.2	3.4	1.6	2.1	1.8	26.1
Provisions	2.9	0.3	0.1	2.3	—	5.6
Reversals	(0.1)	—	(0.4)	—	(0.3)	(0.8)
Payments	(3.1)	(0.7)	(0.2)	(0.2)	(0.9)	(5.1)
Foreign currency	(0.9)	(0.2)	(0.1)	(0.1)	—	(1.3)

Balance of reserves at June 30, 2005	16.0	2.8	1.0	4.1	0.6	24.5
Provisions	1.8	—	1.1	—	1.6	4.5
Reversals	(0.3)	—	—	—	—	(0.3)
Payments	(4.2)	(0.8)	(0.3)	(0.1)	(1.2)	(6.6)
Foreign currency	(0.1)	—	—	—	—	(0.1)

Balance of reserves at September 30, 2005	$13.2	$2.0	$1.8	$4.0	$1.0	$22.0

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

In June 2005, the Company commenced a restructuring of its APS sales and marketing functions designed to drive business growth and to improve customer focus. Through realignment of the sales force on a regional basis, the Company intends to strengthen customer relations particularly in emerging markets. Accordingly, a charge of $2 million related to these activities was recorded during June 2005 and remains outstanding as of September 30, 2005. Expected savings associated with the project are estimated to be approximately $2 million per annum. Payments related to this program are expected to continue through June 2006.

Chapter 11 and Administration Related Reorganization Expenses

During the nine months ended September 30, 2005 and 2004, the Company recorded Chapter 11 and Administration related reorganization expenses of $79 million and $67 million, respectively. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings.

Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Nine Months Ended September 30
	2005	2004
	(Millions of Dollars)
Professional fees directly related to the filing	$68.4	$75.6
Critical employee retention costs	8.4	6.0
Other direct costs	2.3	3.7
Gain on settlement of outstanding claim	—	(18.5)

	$79.1	$66.8

Cash payments for Chapter 11 and Administration related reorganization expenses totaled $86 million and $77 million for the nine months ended September 30, 2005 and 2004, respectively.

Income Tax Expense

For the nine months ended September 30, 2005, the Company recorded income tax expense of $74 million on a loss from continuing operations before income taxes of $56 million. This compares to income tax expense of $72 million on earnings from continuing operations before income taxes of $21 million in the same period of 2004. Income tax expense for the nine month period ended September 30, 2005 resulted primarily from taxable income generated by certain international subsidiaries, non-recognition of income tax benefits on certain United Kingdom operating losses and certain non-deductible items in various jurisdictions.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 15 of the accompanying financial statements, “Litigation and Environmental Matters.”

Liquidity and Capital Resources

Cash Flow

Cash flow provided from operating activities was $158.5 million for the nine months ended September 30, 2005, representing a decline of $101.9 million as compared to the same period of 2004. The net change in cash provided from operating activities was primarily attributable to a decrease in the Company’s 2005 net earnings and the inclusion of the involuntary conversion of assets associated with a fire at the Company’s Smithville, TN distribution center during the nine-month period ended September 30, 2004, which did not reoccur during the same period of 2005.

The 2005 impact of changes in working capital reduced cash flow by $70.3 million, resulting from increased accounts receivable of $87.9 million and decreased accounts payable of $23.5 million, which were only partially offset by decreased inventories of $41.1 million. In 2004, working capital reduced cashflow by $175.7 million, resulting from increased accounts receivable of $112.5 million and increased inventories of $141.7 million, partially offset by increased accounts payable of $78.5 million.

Federal-Mogul subsidiaries in Germany, France, Italy and Spain are party to accounts receivable factoring arrangements. Amounts factored or discounted under these facilities was $140 million as of September 30, 2005 compared to $186 million as of December 31, 2004, of which $130 million and $172 million were factored without recourse, respectively. Expenses associated with receivables factored or discounted are recorded in the statement of operations as “other expense, net.” Under terms of the French factoring arrangement, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of September 30, 2005 and December 31, 2004, the Company has outstanding factoring amounts of $12 million and $10 million, respectively, for which cash has not yet been drawn.

Cash flow used by investing activities was $111.7 million in the first nine months of 2005. Capital expenditures of $125.7 million were partially offset by proceeds from the sale of property, plant and equipment of $14.0 million. Cash flow provided from financing activities was $47.9 million for the first nine months of 2005 resulting from a net increase in borrowing on the Company’s debtor-in-possession (“DIP”) credit facility of $50.7 million.

Chapter 11 Financing

In connection with the Restructuring Proceedings, the Company entered into a DIP credit facility to supplement liquidity and fund operations during the restructuring proceedings. The Company’s existing DIP credit facility expires in December 2005, and the interest rate is either the alternate base rate (“ABR”) plus 1 1/4 percentage points or the London Inter-Bank Offered Rate (“LIBOR”) plus 2 1/4 percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus  1/2 percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures. The Company is currently negotiating the renewal of its DIP credit facility, and anticipates completing these negotiations prior to the December 2005 expiration date of its current facility.

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

The Company has pledged 100% of the capital stock of certain U.S. subsidiaries, 65% of capital stock of certain foreign subsidiaries and certain intercompany loans to secure the Senior Credit Agreements of the Company. Certain of such pledges also extend to the Notes, Medium-Term Notes and Senior Notes . In addition, certain subsidiaries of the Company have guaranteed the senior debt (refer to Note 18, “Consolidating Condensed Financial Information of Guarantor Subsidiaries.”)

The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, the Bankruptcy Court’s approval of management’s plans and the availability of financing. Management believes that cash on hand, cash flow from operations, and available borrowings under its DIP credit facility, will be sufficient to fund capital expenditures and meet its post-petition operating obligations through the December 2005 expiration of the DIP credit facility. The Company is currently negotiating the renewal of its DIP credit facility and anticipates completing these negotiations prior to the December 2005 expiration date of its current facility. In the longer term, the Company believes that the benefits from its announced restructuring programs and favorable resolution of its asbestos liability through Chapter 11 and Administration, combined with post-emergence financing to be obtained as part of the Restructuring Proceedings, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard or that the terms available for any future financing, if required, would be available or favorable to the Company. Also, resolutions of certain obligations, particularly asbestos obligations, are impacted by factors outside the Company’s control.

At September 30, 2005, the Company was in compliance with all debt covenants under its DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the expiration of the facility. Changes in the business environment, market factors, macroeconomic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

Restricted Cash

Under the U.K. Restructuring Proceedings, cash in the United Kingdom is available only for use by the debtor entities within the United Kingdom and is not available for use outside of such entities. At September 30, 2005 and December 31, 2004, such cash balances were $412 million and $425 million, respectively.

Other Liquidity and Capital Resource Items

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximated $160 million at both September 30, 2005 and December 31, 2004.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts including pistons, pins, piston rings, and cylinder liners to original equipment (“OE”) and Aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the investment partner. The contingent guarantee can be exercised at the discretion of the joint venture partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of September 30, 2005, the total amount of the contingent guarantee, were all triggering events to occur, approximated $58.6 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. Management also believes that exercise of the put option is not reasonably likely within the foreseeable future. However, if this put option is exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its investment partner.

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

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive loss was increased by $132 million and decreased by $13 million for the nine months ended September 30, 2005 and 2004, respectively, due to cumulative translation adjustments resulting primarily from changes in the U.S. Dollar to the Euro and British Pound.

The Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs. The Company did not have any contracts outstanding at September 30, 2005.

Interest Rate Risk

In connection with the Restructuring Proceedings and in accordance with SOP 90-7, the Company ceased recording interest expense on its outstanding pre-petition Notes, Medium-Term Notes, and Senior Notes effective October 1, 2001.

In connection with the Restructuring Proceedings, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. The December 2004 DIP credit facility expires in December 2005, and the interest rate is either the alternate base rate (“ABR”) plus 1 1/4 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2 1/4 percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus  1/2 percentage point. The commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures. The amount outstanding from the DIP facility as of September 30, 2005 was approximately $351.3 million. The Company is currently negotiating the renewal of its DIP credit facility and anticipates completing these negotiations prior to the December 2005 expiration date of its current facility.

Management believes that interest rate risk to the Company is low while the Restructuring Proceedings continue. However, management cannot predict with any certainty the level of interest rate risk that may exist following the completion of the Restructuring Proceedings.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials used in its production processes; these raw materials are exposed to price fluctuations on the open market. On a limited basis, the Company engages in commodity price hedging activities to manage the volatility associated with these raw materials. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts used to mitigate commodity price risk associated with raw materials, for up to eighteen months in the future, are designated as cash flow hedging instruments. These instruments are intended to offset the effect of changes in raw materials prices on forecasted purchases. The Company had twenty-five contracts outstanding with a combined notional value of $17.2 million at September 30, 2005, and three contracts outstanding with a combined notional value of $6.5 million at December 31, 2004.

Increases in certain raw material costs, primarily steel, non-ferrous metals and hydrocarbon-based materials have had a significant adverse impact on the Company’s operating results during the third quarter of 2005. Through its centralized supply chain functions, the Company continues to work with its suppliers to reduce global material costs. Additionally, the sharing of increased raw material costs has been and will continue to be the subject of ongoing negotiation with the Company’s customers. However, the Company expects raw material supplies will continue to be constrained and the impact of increasing raw material costs will likely continue to pressure the Company’s operating results.

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

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005, subject to the limitations previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of September 30, 2005, the Company’s management, with the participation of the principal executive and financial officers, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Pursuant to ongoing integration efforts associated with previous acquisitions, the Company converted its financial systems at certain of it North American operating units to an existing common information technology platform during the third quarter of 2005.

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

FEDERAL-MOGUL CORPORATION

By:	/s/ G. Michael Lynch
G. Michael Lynch
Executive Vice President and Chief Financial Officer,
Principal Financial Officer

By:	/s/ Alan J. Haughie
Alan J. Haughie
Vice President, Controller and Chief Accounting Officer

Dated: October 28, 2005