Form 10-K
period 2005-12-31
FEDERAL MOGUL CORP
filed 2006-02-24
CIK 34879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number: 1-1511

FEDERAL-MOGUL CORPORATION

(Exact name of Registrant as specified in its charter)

Michigan	38-0533580
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	I.D. No.)

26555 Northwestern Highway
Southfield, Michigan	48034
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number including area code: (248) 354-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock and Rights to Purchase	Over-the-counter market
Preferred Shares

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $76.6 million as of June 30, 2005 based on the reported last sale price as published for over-the-counter market for such date.

The Registrant had 89,098,133 shares of common stock outstanding as of February 22, 2006.

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

Chapter 11 Filing

•	Factors relating to Federal-Mogul’s filing for Chapter 11 in the U.S. and the filing for Administration by certain of Federal-Mogul’s subsidiaries in the United Kingdom (“U.K.”) such as: the possible disruption of relationships with creditors, customers, and employees; the Company’s ability to implement its plan of reorganization in the United States of America (“U.S.”) and schemes of arrangement in the U.K.; the outcome of asbestos litigation proceedings; and the Company’s compliance with its existing debtor-in-possession credit facility.

Legal and Environmental Proceedings

•	Legal actions and claims of undetermined merit and amount involving, among other things, product liability, warranty, recalls of products manufactured or sold by the Company, and environmental and safety issues involving the Company’s products or facilities.

•	The merit and amount of claims to reinsurance carriers for asbestos related claims, and the financial viability of and resources available to the reinsurance carriers to meet these claims.

Business Environment and Economic Conditions

•	The Company’s ability to generate cost savings or manufacturing efficiencies to offset or exceed contractually or competitively required price reductions or price reductions to obtain new business.

•	Variations in the financial or operational condition of the Company’s significant customers, particularly the world’s original equipment manufacturers of commercial and personal vehicles.

•	Fluctuations in the price and availability of raw materials and other supplies used in the manufacturing and distribution of the Company’s products.

•	Material shortages, transportation system delays, or other difficulties in markets where the Company purchases supplies for the manufacturing of its products.

•	Significant work stoppages, disputes, or any other difficulties in labor markets where the Company obtains materials necessary for the manufacturing of its products or where its products are manufactured, distributed or sold.

•	Increased development of fuel cells, hybrid-electric or other non-combustion engine technologies.

•	The Company’s ability to obtain cash adequate to fund its needs, including the borrowings available under its debtor-in-possession credit facility and the availability of financing for the Company’s subsidiaries not included under the voluntary filing for Chapter 11 in the U.S. or Administration in the U.K.

•	Changes in actuarial assumptions, interest costs and discount rates, and fluctuations in the global securities markets which directly impact the valuation of assets and liabilities associated with the Company’s pension and other postemployment benefit plans.

Other Factors

•	Various worldwide economic, political and social factors, changes in economic conditions, currency fluctuations and devaluations, credit risks in emerging markets, or political instability in foreign countries where the Company has significant manufacturing operations, customers or suppliers.

•	Physical damage to or loss of significant manufacturing or distribution property, plant and equipment due to fire, weather or other factors beyond the Company’s control.

•	New or expanded litigation activity regarding alleged asbestos claims against subsidiaries of the Company not included in either the U.S. Chapter 11 or the U.K. Administration Proceedings.

•	Legislative activities of governments, agencies, and similar organizations, both in the United States and in foreign countries, that may affect the operations of the Company.

•	Possible terrorist attacks or acts of aggression or war, that could exacerbate other risks such as slowed vehicle production or the availability of supplies for the manufacturing of the Company’s products.

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

Federal-Mogul has operations in 35 countries and, accordingly, all of the Company’s reporting segments derive sales from both domestic and international markets. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

The following tables set forth the Company’s net sales and net property, plant and equipment by geographic region as a percentage of total net sales and total net property, plant and equipment, respectively:

	Net Sales			Net Property, Plant and Equipment
	Year ended December 31			December 31
	2005	2004	2003	2005	2004
United States	47%	47%	49%	39%	36%
Mexico	3%	3%	3%	6%	5%
Canada	2%	2%	3%	1%	1%

Total North America	52%	52%	55%	46%	42%

Germany	16%	16%	15%	23%	24%
France	8%	9%	8%	6%	8%
United Kingdom	8%	8%	8%	7%	8%
Switzerland	4%	4%	4%	—	—
Italy	3%	3%	3%	5%	5%
Other Europe	5%	5%	4%	9%	10%

Total Europe	44%	45%	42%	50%	55%

Rest of world	4%	3%	3%	4%	3%

	100%	100%	100%	100%	100%

The following table sets forth the Company’s net sales by reporting segment as a percentage of total net sales:

	Year Ended December 31
	2005	2004	2003
Net sales by reporting segment:
Powertrain	34%	35%	34%
Sealing Systems	8%	8%	8%
Vehicle Safety and Performance	12%	11%	11%
Aftermarket Products and Services	46%	46%	47%

	100%	100%	100%

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

Strategy

The Company’s strategy is designed to create global profitable growth by leveraging existing and developing new sustainable competitive advantages. This strategy consists of the following primary elements:

•	Focus on core business segments to provide global market share, earnings and cash flow growth.

•	Through leading innovative technology provide value-added components, modules and systems to customers in all markets served.

•	Extend the Company’s global reach to support its OEM customers, penetrate new markets and acquire new customers. The Company is particularly focused on furthering its relationships with the Asian OEMs while strengthening market share with U.S. and European OEMs.

•	Leverage the strength of the Company’s global aftermarket brand positions, product portfolio and range, marketing and selling expertise, and distribution and logistics capabilities.

•	Utilize the Company’s leading technology resources to develop advanced and innovative products, processes and manufacturing capabilities.

•	Aggressively pursue cost competitiveness in all business segments by continuing to consolidate and relocate manufacturing operations to best cost countries, utilizing the Company’s strategic joint ventures and alliances, and consolidation and rationalization of business resources and infrastructure.

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

These divestitures have been presented as discontinued operations for the fiscal years ended December 31, 2004, and 2003. At December 31, 2005, no businesses were held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Additional financial information related to these divestitures is included in Note 7 to the consolidated financial statements, “Discontinued Operations” included in Item 8 of this report.

Restructuring Activities. As part of its global profitable growth initiative, the Company has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve cost reductions. These restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to best cost markets.

The Company defines restructuring expense to include charges incurred as a result of exit or disposal activities accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 146, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other postemployment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

In addition to previously initiated restructuring activities, the Company announced a global restructuring plan as part of its global profitable growth strategy. This plan will affect approximately 25 facilities and reduce the Company’s workforce by approximately 10% by the end of 2008. The Company continues to identify and plan for the individual components of this plan, and will announce those components as plans are finalized. The first two of the plant closures associated with this plan were announced during December 2005, including the closure of the Company’s facilities located in Alpignano, Italy and Upton, United Kingdom.

The Company’s restructuring activities are further discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the consolidated financial statements, “Restructuring.”

Joint Ventures and Other Strategic Alliances. Joint ventures and other strategic alliances represent an important element of the Company’s business strategy. The Company forms joint ventures and strategic alliances to gain entry into new markets, facilitate the exchange of technical information and development of new products, extend current product offerings, provide best cost manufacturing operations, and broaden its customer base. The Company believes that certain of its joint ventures have provided, and will continue to provide, opportunities to expand business relationships with Asian OEMs. The Company is currently involved in 35 joint ventures located in 12 different countries throughout the world, including China, India, Korea and Turkey. Of these joint ventures, the Company maintains a controlling interest in 15 entities and, accordingly, the financial results of these entities are included in the consolidated financial statements of the Company. The Company has a non-controlling interest in 20 of its joint ventures, of which 17 are accounted for under the equity method and 3 are accounted for under the cost method. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

Net sales for consolidated joint ventures were approximately 3% of consolidated net sales for the year ended December 31, 2005. The Company’s investment in unconsolidated joint ventures totaled $159 million as of December 31, 2005, while the Company’s equity earnings of such affiliates amounted to $38 million for the year ended December 31, 2005.

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

Each of the Company’s business units is engaged in various engineering, research and development efforts working closely with customers to develop custom solutions unique to their needs. Total expenditures for continuing operations for research and development activities were $133 million, $137 million and $123 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company’s Products

The following provides an overview of products manufactured and distributed by the Company’s reporting segments.

Powertrain. Powertrain products are used primarily in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include engine bearings, pistons, piston pins, rings, cylinder liners, valve train and transmission products and connecting rods. These products are offered under the Federal-Mogul, AE, Glyco, Goetze and Nüral brand names. These products are either sold as individual components or, increasingly, offered to automotive manufacturers assembled in a power cylinder system. This strategic product offering adds value to the customer by simplifying the assembly process, lowering costs and reducing vehicle development time. Powertrain operates 48 manufacturing facilities in 14 countries, serving a large number of major automotive, heavy-duty and industrial customers worldwide. Powertrain derived 29% of its 2005 sales in the Americas and 71% in Europe and the rest of world.

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

The following provides a description of the various products manufactured by Powertrain:

Product	Description
Pistons	The main task of the piston is to convert combustion energy into mechanical energy. In this process, substantial pressures are exerted on the piston, imposing high demands on it in terms of rigidity and temperature resistance.

Rings	The three main tasks of piston rings in internal combustion engines include (1) sealing the combustion chamber, (2) supporting heat transfer from the piston to the cylinder wall, and (3) regulating oil consumption.

Cylinder Liners	Cylinder liners, or sleeves, work in tandem with the piston and ring, forming the chamber in which the thermal energy of the combustion process is converted into mechanical energy.

Piston Pins	Piston pins attach the piston to the end of the connecting rod, allowing the combustion force to be transferred to the crankshaft.

Connecting Rods	The connecting rod is the link between the piston and the crankshaft, which enables the reciprocating motion of the piston to be converted into the rotary motion of the crankshaft.

Engine Bearings	Engine bearings ensure low friction rotation and guidance between the connecting rod and the crankshaft to facilitate the transmission of full combustion power from the piston.

Valve Train and Transmission Products	Federal-Mogul designs and manufactures a wide variety of powdered metal components for engines, transmissions, general industrial applications and special materials to meet particular customer requirements.

Sealing Systems. Federal-Mogul is one of the world’s leading sealing solutions providers. Design capability and product portfolio enable effective delivery of complete sealing packages for engine, transmission and driveline systems to a broad array of customers. The group serves a number of different industries including automotive, truck, commercial equipment (construction, agricultural, power generation, marine and rail), industrial, recreation and consumer power equipment. Product offering includes radial seals, surface gaskets and seals, bonded pistons, combustion and exhaust gaskets and heat shields. Sealing systems operates 16 manufacturing facilities in 9 countries across 4 continents. Sealing Systems derived 67% of its 2005 sales in the Americas and 33% in Europe and the rest of world.

The following provides a description of the various products manufactured by Sealing Systems:

Product	Description
Dynamic Seals	Dynamic seals are used on rotating or moving shafts to contain lubricants, fluids and pressure while keeping out dust and other contaminates. There are wide areas of application including engine crankshaft, transmission, pinion and axle, and wheel seals.

Bonded Piston Seals	Bonded pistons use hydraulic pressure in transmissions to facilitate gearshift. These products are primarily used in automatic, automated manual and continuously variable transmissions.

Combustion and Exhaust Gaskets	Combustion and exhaust gaskets are used between two surfaces to contain gas and pressure produced from combustion. These gaskets are primarily used on internal combustion engine applications including head, exhaust manifold, exhaust takedown, EGR and turbo gaskets.

Static Gaskets and Seals	Static gaskets and seals create a barrier between two surfaces to contain fluids, pressure and gases while keeping out dust and other contaminants. There are wide areas of application including engine covers, oil pans, intake manifolds, transmission covers and differential covers.

Heat Shields	Formed shields are designed to provide heat and sound barrier to emitting components. These products cover a full range of application on a vehicle from engine to tailpipe.

Vehicle Safety and Performance. Federal-Mogul is one of the world’s largest independent suppliers of friction materials for the automotive, heavy-duty, and railway markets. The primary products of this segment include brake disc pads, brake shoes, brake linings and blocks and element resistant systems protection sleeving products. Federal-Mogul offers a portfolio of world-class brand names, including Abex, Beral, Wagner and Ferodo. Federal-Mogul supplies friction products to all major customers in the light vehicle, commercial vehicle and railway sectors and is also very active in the aftermarket. Vehicle Safety and Performance operates 22 manufacturing facilities in 11 countries, serving many major automotive, railroad and industrial customers worldwide. Vehicle Safety and Performance derived 44% of its 2005 sales in the Americas and 56% in Europe and the rest of world.

The following provides a description of the various products manufactured by Vehicle Safety and Performance:

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

• Backplate, to support and locate the friction material in the caliper

• Shim, which is a rubber/metal laminate developed to suppress noise

Commercial Vehicle Disc Pads	Commercial vehicle disc brake pads are a growing segment of the friction market, superseding drum brakes on trucks, busses, tractor units and trailers. The basic construction of a commercial vehicle disc pad is the same as a light vehicle disc pad.

Light Vehicle Drum Brake Linings	Drum brake linings are friction material affixed to a brake shoe and fitted on rear service brake, rear parking brake and transmission brake applications.

Commercial Vehicle Full Length Linings	Full length linings are the commercial vehicle equivalent of light vehicle drum brake linings.

Commercial Vehicle Half Blocks	Half blocks are segments of friction material made to be riveted onto drum brake shoes. They are used on heavier vehicle applications where discs are not used (e.g. due to the age of the vehicle).

Railway Brake Blocks	Railway brake blocks work by acting on the circumference of the wheel. They are lighter and quieter in operation than cast iron blocks. However, friction performance is designed to replicate that of cast iron blocks.

Railway Disc Pads	Railway disc pads are produced in single pad or paired pad format. Federal-Mogul produces sintered metal pads for high duty applications.

Heat Shields	Metallic heat shields are designed to provide thermal and/or acoustic optimization. These products encompass full vehicle capability, from manifold to tail pipe and include a mixture of offerings, such as plain/embossed aluminum, and proprietary specialist products.

Element Resistant Sleeving	Element resistant sleeving products provide under-hood and under-car protection of wires, hoses, sensors, and mechanical components and assemblies from heat, dirt, vibration, and moisture. Element resistant sleeving products include:

• Automotive wire harnesses and hoses

• Abrasion protection and wire management of cable assemblies

• Dielectric protection of electrical leads

• Thermal and mechanical protection of hose assemblies

• Acoustic insulating and sound-dampening materials

Aftermarket Products and Services. Aftermarket Products and Services distributes products manufactured within the above segments, or purchased, to the independent automotive, heavy-duty and industrial aftermarkets. The segment also includes manufacturing operations for brake, chassis, ignition, lighting, fuel and wiper products. Federal-Mogul is a leader in several key aftermarket product lines. These products are marketed under various brand names, including Champion, Fel-Pro, Carter, ANCO, Moog, Wagner, Ferodo, Glyco and Sealed Power. Aftermarket Products and Services operates 29 manufacturing facilities, 21 distribution centers, and 10 warehouse facilities in 16 countries, serving a diverse base of distributors and retail customers around the world. Aftermarket Products and Services derived 74% of its 2005 sales in the Americas and 26% in Europe and the rest of world.

The following provides a description of the various products manufactured and/or distributed by Aftermarket Products and Services:

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

Wipers	Domestic – For more than 80 years, ANCO has been among the leaders in replacement wiper blades, refills, washer pumps and wiper arms. From passenger cars and light trucks to heavy-duty fleets, ANCO has comprehensive coverage to supply all types of drivers with necessary visibility.

International – Federal-Mogul offers wipers and related components under the Champion brand name. Champion wiper products are used in passenger cars, light trucks and heavy-duty fleets.

Fuel Pumps	Domestic – Carter mechanical fuel pumps, electric pump sets and modular design applications deliver original equipment appearance, fit and performance in a full range of domestic and import passenger and light truck applications, recreational vehicles, commercial and agricultural vehicles and marine engines.

Ignition	Champion spark plugs offer a complete line of standard and premium plugs for automotive, marine and small-engine applications. PowerPath wire sets, battery cables and accessories provide electrical connections in a full range of automotive, farm, fleet and marine vehicles.

Lighting	Aftermarket Products and Services lighting solutions for passenger and commercial vehicles are marketed under the Wagner brand name.

Reporting Segment Financial Information. Approximately 54% of the Company’s net sales are to the OE market and approximately 46% are to the aftermarket. The following tables summarize net sales, gross margin and total assets for each reporting segment as of or for the periods indicated. For information related to the Company’s reporting segments, refer to Note 21 to the consolidated financial statements included in Item 8 of this report.

Net sales by reporting segment were:

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Powertrain	$2,172	$2,146	$1,847
Sealing Systems	476	503	463
Vehicle Safety and Performance	751	706	600
Aftermarket Products and Services	2,887	2,819	2,613

	$6,286	$6,174	$5,523

Gross margin by reporting segment was:

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Powertrain	$298	$316	$260
Sealing Systems	18	45	46
Vehicle Safety and Performance	182	181	177
Aftermarket Products and Services	636	662	617
Corporate	(93)	(27)	(13)

	$1,041	$1,177	$1,087

Total assets by reporting segment were:

	December 31
	2005	2004
	(Millions of Dollars)
Powertrain	$1,746	$2,032
Sealing Systems	765	791
Vehicle Safety and Performance	1,008	1,017
Aftermarket Products and Services	2,875	3,057
Corporate	1,341	1,368

	$7,735	$8,265

The Company’s Industry

The automotive supply industry is comprised of two primary markets; the OE market in which the Company’s products are used in the manufacture of new vehicles, and the aftermarket in which the Company’s products are used as replacement parts for current production and older vehicles.

The OE Market. The OE market is characterized by short-term volatility, with overall expected long-term growth of vehicle sales and production. Demand for automotive parts in the OE market is generally a function of the number of new vehicles produced, which is primarily driven by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment and other trends. In 2005, the number of light vehicles produced, which is a substantial portion of the OE market, was 15.7 million in North America, 16.1 million in Western Europe, and 31.4 million in the rest of the world. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by further penetrating business with existing customers, and by gaining new customers and markets. Companies with a global presence and advanced technology, engineering, manufacturing and customer support capabilities are best positioned to take advantage of these opportunities.

There are currently several significant existing and emerging trends that are impacting the OE market, including the following:

•	Globalization of Automotive Industry – OEMs are increasingly designing global platforms where the basic design of the vehicle is performed in one location but is produced and sold in numerous geographic markets to realize significant economies of scale by limiting variations across products. While developed markets in North America and Europe continue to remain important to OEMs, increased focus is being placed upon expanding design, development and production within emerging markets for growth opportunities. As a result, suppliers must be prepared to provide product and technical resources in support of their customers within these emerging markets. Furthermore, OEMs are moving their operations to best cost geographies relative to the U.S. and European markets and, accordingly, OEMs are increasingly requiring suppliers to provide parts on a global basis. Finally, the Asian OEMs continue to expand their reach and market share in relation to traditional domestic manufacturers. As this trend is expected to continue into the foreseeable future, suppliers must be positioned to meet the needs of the Asian OEMs.

•	Focus on Fuel Economy and Emissions – Increased fuel economy and decreased vehicle emissions are of great importance to OEMs as customers and legislators continue to demand more efficient and cleaner operating vehicles. In the United States, strict corporate average fuel economy (“CAFE”) standards and Environmental Protection Agency regulations are driving OEMs to focus on new technologies including diesel applications and hybrid engines, which allow the OEMs to achieve these increasingly stringent government regulations. Suppliers offering solutions to OEMs related to these issues possess a distinct competitive advantage, which is driving accelerated new product development cycles.

•	Focus on Vehicle Safety – Vehicle safety continues to gain increased industry attention and plays a critical role in consumer purchasing decisions. Accordingly, OEMs are seeking suppliers with new technologies, capabilities and products that have the ability to advance vehicle safety. Those suppliers able to enhance vehicle safety through innovative products and technologies have a distinct competitive advantage.

•	Pricing Pressures – In order to maintain sales levels of new vehicles and retain or gain market share, many OEMs continue to provide extensive pricing incentives and financing alternatives to consumers. These actions have placed pressures on the OEMs profits and, in turn, the OEMs expect certain recovery from their supply base. In order to retain current business as well as to be competitively positioned for future new business opportunities, suppliers must continually identify and implement product innovation and cost reduction activities to fund annual price concessions to their customers.

•	Automotive Supply Consolidation – Consolidation within the automotive supply base is expected to continue, while the entire automotive industry matures. Suppliers will seek opportunities to achieve synergies in their operations through consolidation, while striving to acquire complementary businesses to improve global competitiveness or to strategically enhance a product offering to provide customers with a more fully integrated module or system capability.

The Aftermarket Business. Aftermarket Products and Services products are sold as replacement parts for vehicles in current production and older vehicles to a wide range of wholesalers, retailers and installers. Demand for aftermarket products is driven by the quality of OE parts, the number of vehicles in operation, the average age of the vehicle fleet, and vehicle usage (measured by miles driven). Although the number of vehicles on the road and different models available continue to increase, the aftermarket has experienced weakness due to increases in average useful lives of automotive parts resulting from continued technological innovation and resulting quality and durability. The aftermarket continues to experience consolidation of warehouse distributors and retailers, resulting in excess inventory throughout the supply chain that can adversely affect near-term sales to these customers.

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

The Company’s Customers

The Company supplies OE manufacturers with a wide variety of technologically innovative parts, essentially all of which are manufactured by the Company. The Company’s OE customers consist of automotive and heavy-duty vehicle manufacturers as well as agricultural, off-highway, marine, railroad, high performance and industrial application manufacturers. The Company has well-established relationships with substantially all major American, European and Asian automotive OE manufacturers.

Federal-Mogul’s aftermarket products and services customers include independent warehouse distributors who redistribute products to local parts suppliers, distributors of heavy-duty vehicular parts, engine rebuilders and retail parts stores. The breadth of Federal-Mogul’s product lines, the strength of its brand names, marketing expertise, and sizable sales force, and its distribution and logistics capability, are central to the Company’s aftermarket products and services operations.

No individual customer accounted for more than 10% of the Company’s sales during 2005.

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

•	Powertrain – Primary competitors include Bleistahl, Daido, Dana, GKN, Kolbenschmidt, Mahle, Miba, NPR, STI and Sumitomo.

•	Sealing Systems – Primary competitors include Dana, Elring Klinger, Freudenberg NOK and Dana/Reinz.

•	Vehicle Safety and Performance – Primary competitors include Akebono, Galfer, Honeywell and TMD.

•	Aftermarket Products and Services – Primary competitors include Affinia, Airtex, Bosch, Elring Klinger, Honeywell, Kolbenschmidt, Mahle, NGK, Trico and Valeo.

The Company’s Backlog

For OEM customers, the Company generally receives purchase orders for specific components supplied for particular vehicles. These supply relationships typically extend over the life of the related vehicle, subject to interim design and technical specification revisions, and do not require the customer to purchase a minimum quantity. In addition to customary commercial terms and conditions, purchase orders generally provide for annual price reductions based upon expected productivity improvements and other factors. Customers typically retain the right to terminate purchase orders, but the Company generally cannot terminate purchase orders. OEM order fulfillment is typically manufactured in response to customer purchase order releases, and the Company ships directly from a manufacturing location to the customer for use in vehicle production and assembly. Accordingly, the Company’s manufacturing locations do not typically maintain significant finished goods inventory, but rather produce from on-hand raw materials and work-in-process inventory within relatively short manufacturing cycles. The primary risk to the Company is lower than expected vehicle production by one or more of its OEM customers or termination of the business based upon perceived or actual shortfalls in delivery, quality or value.

For its Aftermarket Products and Services customers, the Company generally establishes product line arrangements that encompass all components offered within a particular product line. These are typically multi-year arrangements, although they are subject to termination by either the Company or the customer upon relatively short notice. Pricing is market responsive and subject to adjustment based upon competitive pressures and other commercial factors. Aftermarket Products and Services order fulfillment is largely performed from finished goods inventory stocked in the Company’s worldwide distribution network. Inventory stocking levels in the Company’s distribution centers are established based upon historical customer demand.

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

The Company’s Raw Materials and Suppliers

The Company purchases various raw materials for use in its manufacturing processes, including ferrous and non-ferrous metals, synthetic and natural rubber, graphite, fibers, stampings, castings and forgings. In addition, the Company purchases parts manufactured by other manufacturers for sale in the aftermarket. The Company has not experienced any shortages of raw materials or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. For business and efficiency purposes, the Company has established single sourcing relationships with a small number of its suppliers. However, based upon market conditions and readily available alternative supply sources, the Company believes it could readily replace any single supply source without a material disruption to its business. In 2005, no outside supplier of the Company provided products that accounted for more than 10% of the Company’s net sales.

The Company experienced raw material inflation of approximately $41 million during 2005 concentrated in steel, non-ferrous metals and hydrocarbon based commodities. Through its centralized supply chain functions, the Company continues to work with its suppliers to reduce its global material costs. However, the Company expects raw material steel supply will continue to be constrained and the impact of increasing material costs or disruptions in supply will likely continue to pressure the Company’s operating results.

Seasonality of the Company’s Business

The Company’s business is moderately seasonal because many North American customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. Customers in Europe historically shut down vehicle production during a portion of August and one week in December. The aftermarket experiences seasonal fluctuations in sales due to demands caused by weather patterns. Historically, the Company’s sales and operating profits have been the strongest in the second quarter. Refer to Note 23, “Quarterly Financial Data,” to the consolidated financial statements included in Item 8 of this report.

The Company’s Employee Relations

As of December 31, 2005, the Company had approximately 41,700 full-time employees, of which approximately 15,900 were employed in the United States.

Various unions represent approximately 43% of the Company’s domestic hourly employees and approximately 60% of the Company’s international hourly employees. Most of the Company’s unionized manufacturing facilities have their own contracts with its own expiration dates, and as a result, no contract expiration date affects more than one facility.

In January 2006, the Company announced a restructuring plan that includes a reduction in the Company’s workforce of approximately 10% over the next three years. At those locations affected by the restructuring program, the Company will work with global customers, unions, local works councils, management, and employees to maintain productive employee relations and minimize any disruptions resulting from the restructuring program.

Impact of Environmental Regulations on the Company

The Company’s operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on the Company’s financial position or cash flows in 2005 and are not expected to have a material impact on the Company’s financial position or cash flows in 2006 or 2007.

The Company’s Intellectual Property

The Company holds in excess of 3,900 patents and patent applications on a worldwide basis, of which 773 have been filed in the United States. Of the approximately 3,900 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to the Company. These patents expire over various periods through the year 2029.

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

The Company also maintains more than 5,300 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by the Company or are licensed to third parties. All trademark registrations that are still in commercial use are routinely renewed by the Company prior to their expiration.

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

ITEM 1.A. RISK FACTORS

An investment in Federal-Mogul involves various risks. When considering an investment in Federal-Mogul the following factors should be considered:

Adoption of U.S. Asbestos Legislation: Since April 2003, the U.S. Congress has considered legislation to reform the tort system with respect to claims arising from exposure to asbestos in the United States. The leading legislative vehicle is S. 2290, the “Fairness in Asbestos Injury Resolution Act of 2004” (the “FAIR Act”). The principal focus of the FAIR Act is to replace the existing state and federal tort systems as means of compensating asbestos-related personal injury claimants with a no-fault mandatory federal compensation scheme. The FAIR Act envisions the creation of an Office of Asbestos Injury Claims Resolution to administer an Asbestos Injury Claims Resolution Fund (the “Fund”) and make payments from the Fund to claimants who are determined to be eligible for compensation. The Fund would be funded by annual, mandatory contributions from asbestos-defendant companies and insurance companies over a 30-year period.

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

There is significant uncertainty as to whether or not the FAIR Act will become law, either in 2006 or thereafter. There is also significant uncertainty as to whether any version of the FAIR Act that may ultimately be enacted will contain all of the material provisions, outlined above, that are in the current draft of the proposed legislation.

Cancellation of Outstanding Shares: On June 4, 2004, the Third Amended Joint Plan of Reorganization (the “Plan”) for the Company and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court. Although certain issues remain to be resolved, the Plan provides that all currently outstanding stock of the Company will be cancelled, 50.1% of newly issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trust, and 49.9% of the newly issued common stock will be distributed pro rata to the noteholders. However, the holders of currently outstanding common and preferred stock of the Company, at the time those shares are cancelled, will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price. Such warrants will only be of value should the market price of the shares of reorganized Federal-Mogul exceed the predetermined exercise price during the 7-year term over which the warrants will be saleable or exercisable.

Implementation of Restructuring Activities: The Company announced that it intends to incur restructuring charges and related costs of up to $150 million in connection with the Company’s global profitable growth initiative. It is possible that such costs could vary from initially projected amounts or that achieving the expected synergies and cost savings will require additional costs or charges to earnings in future periods. Any such cost or charges could adversely impact the business, results of operations, liquidity and financial condition.

Financial Viability of Automotive Industry: The revenues of the Company’s principal operations are closely tied to global OE automobile sales and production levels. The OE market is characterized by short-term volatility, with overall expected long-term growth in global vehicle sales and production. Automotive production in the local markets served by the company can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory requirement and trade agreements. A variation in the level of automobile production would affect not only sales to OE customers, but depending on the reasons for the change, could impact demand from aftermarket customers. If the Company fails to respond in a timely and appropriate manner to changes in the demand for its products then the Company’s results of operations and financial condition could be adversely affected.

In addition, the financial stability of the automotive industry in the United States has been deteriorating. Since 2001, the date Federal-Mogul entered Chapter 11 bankruptcy, several other large automotive companies have also filed for Bankruptcy Protection, including Tower Automotive, Collins & Aikman Corporation, Delphi Corporation, Dura Automotive and Intermet Corporation. In addition, several other companies have announced significant restructuring activities to eliminate excess capacity, reduce costs, and achieve other benefits normally associated with this type of activity.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global automotive manufacturer and a large number of distributions and installers of automotive aftermarket parts. The Company’s credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions help to mitigate credit risk concentration.

Manufacturing in foreign countries: The Company has manufacturing and distribution facilities in many countries. International operations are subject to certain risks including:

•	exposure to local economic conditions;

•	exposure to local political conditions (including the risk of seizure of assets by foreign governments);

•	currency exchange rate fluctuations and currency controls; and

•	export and import restrictions.

The likelihood of such occurrences and their potential effect on the Company are unpredictable and vary from country to country.

In addition, certain of the Company’s operating entities report their financial condition and results in currencies other than the U.S. dollar (including Euro, Brazilian Real, British Pound Sterling. Polish Zloty, Czech Crown, Mexican Pesos and South African Rand). In reporting its consolidated statements of operations the company translates the reported results of these entities into U.S. dollars at the applicable exchange rates. As a result, fluctuations in the dollar against these foreign currencies will affect the value at which the results of these entities are included within Federal-Mogul’s consolidated results.

The Company is exposed to a risk of gain or loss from changes in foreign exchange rates whenever the Company, or one of its foreign subsidiaries, enters into a purchase or sales agreement in a transaction other than its functional currency. While the company reduces such exposure by matching most revenues and costs within the same currency, changes in exchange rates could impact the Company’s financial condition or results of operations.

ITEM 2. PROPERTIES

Federal-Mogul’s world headquarters is located in Southfield, Michigan, which is a leased facility. At December 31, 2005, the Company had 205 manufacturing/technical centers, distribution and sales and administration office facilities worldwide. Approximately 44% of the facilities are leased; the majority of which are distribution, sales and administration offices. The Company owns the remainder of the facilities.

Type of Facility	North America	Europe	Rest of World	Total
Manufacturing/technical centers	53	50	20	123
Distribution centers and warehouses	19	15	7	41
Sales and administration offices	15	9	17	41

	87	74	44	205

The facilities range in size from approximately 500 square feet to 1,108,000 square feet. Management believes substantially all of the Company’s facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs. No material facility is significantly underutilized, except for those being sold or closed in connection with the Company’s announced restructuring program.

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

Material pending legal proceedings, other than the Chapter 11 and Administration proceedings above and other than ordinary, routine litigation incidental to the business, to which the Company became or was a party during the year ended December 31, 2005, or subsequent thereto but before the filing of this report, are summarized below.

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

The Company’s recorded liability for this matter (approximately $1.3 billion as of December 31, 2005) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period, as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States and the U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K., a creditors committee consisting in large part of representatives of asbestos claimants has been appointed. The Company’s obligations with respect to present and future claims could be determined through litigation in the Bankruptcy Court, the High Court, and/or through negotiations with each of the official committees appointed.

While the Company believes that the liability recorded was appropriate as of October 1, 2001 for anticipated losses arising from asbestos-related claims against the T&N Companies through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the timing and amount of future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the Restructuring Proceedings, the number of current and future claims that will be included in a plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact that historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

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

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of December 31, 2005, the recorded insurance recoverable was $615 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded a $38.9 million asbestos charge during 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval of the settlement was filed on March 1, 2004.

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG (“Munich Re”) and Centre Reinsurance International Co. (“CRIC”), a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the reinsurance agreement. The hearing to review the March 1, 2004 motion has been adjourned without date as the parties attempt to resolve the issues raised by the two reinsurers. However, these efforts were unsuccessful, prompting the Administrators to file an action in the London High Court seeking a declaration that the settlements with EIR and Sedgwick do not breach provisions of the reinsurance agreement. A hearing was conducted during July 2005 and judgement was handed down on December 21, 2005. The court held that the settlements did not breach the reinsurance agreement. Munich Re and CRIC have not appealed the judgement.

On December 2, 2005, upon application by the U.K. Administrators, the judge ruled that an asbestos claimant would be capable of being bound by the scheme but would not be able to prove his or her claim in the event of the liquidation. Permission to appeal this final point was granted by the Administrators.

The ultimate realization of insurance proceeds is directly related to the amount of related covered valid claims against the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount, up to the cap of the insurance layer. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change, other than to reflect the settlement discussed above and foreign exchange translation, to the recorded amounts since the Company initiated the Restructuring Proceedings. Accordingly, the recorded amounts for this insurance recoverable asset could change significantly based upon the Restructuring Proceedings.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater than $1.69/£, the Company will effectively have a premium of 100% recovery on claims paid. As of December 31, 2005, the $615 million insurance recoverable asset includes an exchange rate premium of approximately $9 million.

Abex and Wagner Asbestos Litigation

Two of the Company’s businesses formerly owned by Cooper Industries, Inc., historically known as Abex and Wagner, are involved as defendants in numerous court actions in the U.S. alleging personal injury from exposure to asbestos or asbestos-containing products. These claims mainly involve vehicle safety and performance products. As of the Petition Date, Abex and Wagner were defendants in approximately 66,000 and 33,000 pending claims, respectively. The Company includes as a pending claim open served claims, settled but not documented claims and settled but not paid claims. Notices of complaints continue to be received post-petition and are in violation of the automatic stay.

The liability of the Company with respect to claims alleging exposure to Wagner products arises from the 1998 stock purchase from Cooper Industries, Inc. of the corporate successor by merger to Wagner Electric Company; the purchased entity is now a wholly-owned subsidiary of the Company and one of the Debtors in the Restructuring Proceedings.

The liability of the Company with respect to claims alleging exposure to Abex products arises from a contractual liability entered into in 1994 by the predecessor to the Company whose stock the Company purchased in 1998. Pursuant to that contract and prior to the Restructuring Proceedings, the Company, through the relevant subsidiary, was liable for certain indemnity and defense payments incurred on behalf of an entity known as Pneumo Abex Corporation, the successor in interest to Abex Corporation. Effective as of the Petition Date, the Company ceased making such payments and is currently considering whether to accept or reject the 1994 contractual liability.

As of the Petition Date, pending asbestos litigation of Abex (as to the Company only) and Wagner is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court.

The liability recorded (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of December 31, 2005) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

While the Company believes that the liability recorded was appropriate as of October 1, 2001 for anticipated losses arising from asbestos-related claims related to Abex and Wagner through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the timing and amount of future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the proceeding, the number of current and future claims that will be included in a plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

In December of 2005, Cooper Industries, Inc., Pneumo Abex Corporation, the Asbestos Committee, the Asbestos Futures Representative, the Company and various other relevant parties entered into a nonbinding term sheet to resolve all of Cooper Industries, Inc. and Pnuemo Abex Corporation claims against the Company arising out of the Abex asbestos litigation and the related alleged indemnity obligations. A condition precedent to that term sheet was that the Bankruptcy Court issue a preliminary injunction staying the asbestos litigation against Cooper Industries, Inc. and Pneumo Abex Corporation pending consumation of the term sheet which would have occurred through the confirmation of the Company’s Plan. The Bankruptcy Court denied the motion for preliminary injunction on January 20, 2006. Consequently, the parties have resumed discussions regarding settlement of the outstanding issues.

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

At most of the sites that are likely to be the costliest to remediate, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company’s exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company’s share of the total waste has generally been small. The other companies, which also sent wastes to these sites, often numbering in the hundreds or more, generally include large, solvent, publicly owned companies and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste.

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

Recorded environmental reserves were $57 million and $61 million at December 31, 2005 and 2004, respectively. The decrease in the reserves during 2005 resulted primarily from foreign currency translation, expenditures against the reserves, downward adjustment of certain reserves based on new and more accurate estimates of remaining costs and court-approved settlement of certain contractual and governmental cleanup claims with creditors in the Company’s pending Chapter 11 bankruptcy proceeding. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2005, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs, as recorded, approximate $68 million.

Legal proceedings are further discussed in Note 20 to the consolidated financial statements included in Item 8 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NASD over-the-counter bulletin board market under the ticker symbol “FDMLQ.”

The approximate number of shareholders of record of the Company’s common stock at February 22, 2005 was 6,830. The following table sets forth the high and low sales prices of the Company’s common stock for each calendar quarter for the last two years as reported on the over-the-counter market:

	2005		2004
Quarter	High	Low	High	Low
First	$0.41	$0.29	$0.46	$0.20
Second	$0.91	$0.33	$0.41	$0.24
Third	$0.88	$0.32	$0.29	$0.12
Fourth	$0.66	$0.29	$0.53	$0.15

The closing price of the Company’s common stock as reported on the over-the-counter market on February 22, 2005 was $0.38.

The Company was prohibited in 2005, 2004 and 2003, under its Senior Credit Agreement and its debtor-in-possession credit facilities, from paying dividends on its common stock, and therefore did not declare any such dividends. The Company does not expect to declare a dividend in the foreseeable future.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents information from the Company’s consolidated financial statements for the five years ended December 31, 2005. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplemental Data.”

	2005	2004	2003	2002	2001
	(Millions of Dollars, Except Share and Per Share Amounts)
Consolidated Statement of Operations Data
Net sales	$6,286.0	$6,174.1	$5,522.9	$5,157.3	$5,062.9
Costs and expenses	(6,260.8)	(6,048.0)	(5,403.3)	(5,072.6)	(5,073.6)
Amortization of intangible assets	(17.5)	(17.2)	(16.9)	(14.0)	(106.0)
Restructuring charges, net	(30.2)	(17.5)	(32.7)	(32.0)	(36.7)
Adjustment of assets to fair value	(121.5)	(276.4)	(93.9)	(62.6)	(145.1)
Asbestos charge	—	—	(38.9)	—	—
Chapter 11 and Administration related reorganization expenses, net	(138.2)	(99.7)	(97.1)	(107.4)	(50.6)
Gain on involuntary conversion	—	46.1	—	—	—
Gain on early retirement of debt	—	—	—	—	72.2
Other income (expense), net	79.5	49.2	43.8	25.5	(27.8)
Income tax expense	(131.5)	(136.1)	(52.5)	(77.9)	(229.6)

Loss from continuing operations before cumulative effect of change in accounting principle	(334.2)	(325.5)	(168.6)	(183.7)	(534.3)
Loss from discontinued operations, net of income taxes	—	(8.5)	(20.9)	(33.0)	(467.2)
Cumulative effect of change in accounting principle, net of applicable income tax benefit	—	—	—	(1,412.2)	—

Net Loss	$(334.2)	$(334.0)	$(189.5)	$(1,628.9)	$(1,001.5)

Common Share Summary (Diluted)
Average shares and equivalents outstanding (in thousands)	89,058	87,318	87,129	83,022	75,598
Loss per share:
From continuing operations before cumulative effect of change in accounting principle	$(3.75)	$(3.73)	$(1.93)	$(2.21)	$(7.09)
From discontinued operations, net of income taxes	—	(0.10)	(0.24)	(0.40)	(6.18)
Cumulative effect of change in accounting principle, net of applicable income tax benefit	—	—	—	(17.01)	—

Net loss per share	$(3.75)	$(3.83)	$(2.17)	$(19.62)	$(13.27)

Dividends declared per common share	$—	$—	$—	$—	$—

Consolidated Balance Sheet Data
Total assets	$7,735.1	$8,265.2	$8,116.7	$7,913.3	$9,053.2
Short-term debt	606.7	309.6	14.8	346.1	24.9
Long-term debt	8.1	10.1	331.2	14.3	266.7
Liabilities subject to compromise	5,988.8	6,018.5	6,087.8	6,053.2	6,256.6
Shareholders’ (deficit) equity	(2,433.0)	(1,925.7)	(1,376.9)	(1,403.6)	419.0

Other Financial Information
Net cash provided from operating activities	$318.4	$465.5	$312.5	$256.5	$35.8
Expenditures for property, plant, equipment	190.3	267.5	300.9	339.1	313.8
Depreciation and amortization expense	344.2	335.7	307.1	277.1	373.7
Payments against asbestos liability	—	—	—	(2.1)	(234.7)
Receipts from asbestos insurance policies	4.1	5.1	0.6	0.6	18.8

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) offers a broad range of vehicular parts, accessories, modules and systems to customers in both the original equipment market (“OE”) and the replacement market (“aftermarket”) on a worldwide basis. Management believes the Company’s sales of $6.3 billion are well balanced between original equipment and aftermarket as well as domestic and international. During 2005, the Company derived 54% of its sales from the OE market and 46% from the aftermarket. The Company’s customers include the world’s largest OE automotive manufacturers and major distributors and retailers in the independent aftermarket. Geographically, the Company derived 47% of its sales domestically and 53% internationally. The Company has operations in established markets including the United States, Germany, United Kingdom, France, Italy and Canada, and emerging markets including China, Czech Republic, Hungary, India, Korea, Mexico, Poland and Thailand. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

The Company operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. In addition, customers continue to require periodic cost reductions that require the Company to continually assess, redefine and improve its operations, products, and manufacturing capabilities to maintain and improve profitability. Management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy.

A number of initiatives commenced in 2001 and, while certain of these initiatives have been completed as of December 31, 2005, many are still in process and ongoing:

•	Global Organization – Recognizing the ever-increasing globalization of the automotive industry, the Company organized its primary business units on a global basis – Powertrain, Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services. This allows each business to take advantage of best practices in product development, technology and innovation, manufacturing capability and capacity. Furthermore, the Company continues to develop and implement standardized processes and centralized systems to further the direction and performance of the business.

•	Productivity – Management implemented a series of initiatives targeted at leveraging the Company’s global scale and reducing total enterprise costs. These initiatives included implementation of a centralized supply chain function focused on the reduction of global material costs; headcount reduction programs to reduce selling, general and administrative costs; implementation of standard manufacturing methods across business segments to achieve operational efficiencies and decrease production costs; and modified capital expenditure processes to ensure capital funds are directed at the most strategically appropriate investments with the highest rates of return.

•	Best Cost Production – The Company has established and expanded manufacturing operations in best cost geographies to meet the cost pressures inherent in the industry. The Company has manufacturing operations or joint venture alliances in Brazil, Czech Republic, China, India, Korea, Thailand, Poland, Turkey, Hungary, and Mexico.

•	Global Distribution Optimization – The Company commenced activities to streamline the aftermarket distribution network in order to improve both the efficiency of operations and customer order fulfillment and delivery performance. This distribution network consisted of 18 facilities at the end of 2000. Since then, the Company has completed the consolidation and closure of nine distribution centers, and now operates its North America aftermarket customer order processing and fulfillment from nine distribution centers. The Company has embarked upon a similar initiative for its Europe aftermarket operations.

•	Global Delivery Performance – In addition to the distribution network consolidation efforts, the Company upgraded many of its remaining distribution centers with state-of-the-art warehouse management systems.

Furthermore, the Company has renewed its focus on internal logistics and execution of inventory “pull” systems throughout its manufacturing operations and suppliers to ensure prompt and accurate replenishment of its distribution network. These efforts have resulted in significantly improved order fulfillment to the Company’s aftermarket customers in North America and Europe. The Company believes that its current customer order fulfillment levels are among the best in class.

•	Expand Asia Pacific Presence – The Company has invested in manufacturing operations (both wholly-owned and joint venture relationships) in the Asia Pacific region and maintains a technical center in Yokohama, Japan to support the Company’s efforts in this region. The Company intends to use these operations and technical platform to strengthen its current, as well as to develop new, customer relationships in this important region.

•	Customer Valued Technology – The Company has significant engineering and technical resources throughout its businesses focused on addressing customer issues and problems with innovative solutions for both product applications and manufacturing processes.

•	Settle Asbestos Obligation And Right Size Capital Structure – On October 1, 2001, the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code and petitions for Administration under the United Kingdom Insolvency Act of 1986 in the High Court of Justice, Chancery division in London, England. These proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on the Company’s cash flows and liquidity. Management expects the Company to emerge from the Restructuring Proceedings free from the related asbestos obligation and with an appropriate capital structure necessary to achieve the Company’s future objectives. On September 26, 2005, the Administrators of the U.K. Debtors and the Plan Proponents entered into an agreement outlining the terms and conditions of distributions to the creditors of the U.K. Debtors (“U.K. Settlement Agreement”).

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

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. All vendors are being paid for goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court, as applicable. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-

petition claims through a plan of reorganization under the Bankruptcy Code and/or schemes of arrangement or company voluntary arrangements under the Act.

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

Unsecured creditors, including trade creditors, of the U.S. Debtors are projected to receive cash distributions under the Plan equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate payout of all allowed unsecured claims against the U.S. Debtors does not exceed $258 million. Any excess above this amount could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive.

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

On September 26, 2005, the Administrators of the U.K. Debtors and the Plan Proponents entered into an agreement outlining the terms and conditions of distributions to the creditors of the U.K. Debtors (“U.K. Settlement Agreement”). Prior to this agreement, the Company had agreed to sell certain long-term intercompany notes held by T&N Limited (“Loan Notes”) to Deutsche Bank as a means to fund expected distributions. In December 2005, in accordance with terms of the U.K. Settlement Agreement, the Company elected to retain the Loan Notes. Concurrently, the Loan Notes were transferred from the U.K. Debtors to a combination of a newly created non-debtor wholly-owned subsidiary of the Company and the U.S. Parent, as provided in the Loan Note Sale Agreement. As the cash transferred was less than the face value of the Loan Notes, the transaction created a pre-tax loss for the U.K. Debtors and a corresponding pre-tax gain for the entities receiving these Loan Notes. In addition, the transaction created taxable income in the U.K. While the pre-tax gain and pre-tax loss is eliminated upon consolidation, these items are not eliminated from the Company’s Debtors condensed consolidated financial statements included in Note 2 or the guarantor financial statements included in Note 24. A copy of the Loan Notes Sale Agreement was filed with the SEC on Form 8-K on December 15, 2005.

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

Also, on September 26, 2005, the Plan Proponents and High River Limited Partnership agreed to make certain amendments to the Plan whereby i) the U.S. asbestos trust will make a payment to the reorganized Company (or pay a portion of the stock in reorganized Company to be issued to the asbestos trust in lieu thereof) for the agreed amounts that will be used by the Administrators to provide distributions on account of U.K. asbestos personal injury claims under the terms of the U.K. Settlement Agreement; ii) the U.S. asbestos trust will provide an option to Mr. Carl Icahn for the purchase of the remaining shares of the reorganized Company held by such trust; and (iii) if Mr. Carl Icahn does not exercise such option, he or one of his entities will provide certain financing to the U.S. asbestos trust. Terms of these Plan amendments were filed with the SEC on Form 8-K on September 30, 2005.

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

Accounting Impact

Pursuant to AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the Company’s pre-petition liabilities that are subject to compromise are reported separately in the consolidated balance sheet at the expected amount of the allowed claims. Note 2, “Voluntary Reorganization under Chapter 11 and Administration”, includes the detail of “Liabilities subject to compromise” as of December 31, 2005. Obligations of the Company’s subsidiaries not covered by the Restructuring Proceedings will remain classified in the consolidated balance sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, a portion of interest income and provisions for losses related to the Restructuring Proceedings as reorganization items. Accordingly, the Debtors recorded net Chapter 11 and Administration related reorganization expenses of $138.2 million, $99.7 million and $97.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. See Note 2 to the consolidated financial statements in Item 8 of this report for further information concerning the Restructuring Proceedings.

Critical Accounting Policies

The accompanying consolidated financial statements in Item 8 of this report have been prepared in conformity with United States generally accepted accounting principles and, accordingly, the Company’s accounting policies have been disclosed in Note 1 to the consolidated financial statements. The Company considers accounting estimates to be critical accounting policies when:

•	The estimates involve matters that are highly uncertain at the time the accounting estimate is made; and

•	Different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position, or results of operations.

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

Asbestos Liabilities and Asbestos-Related Insurance Recoverable

The Company’s United Kingdom subsidiary, T&N Ltd., two United States subsidiaries (“T&N Companies”), and two of the Company’s subsidiaries formerly owned by Cooper Industries, Inc., known as Abex and Wagner, are among many defendants named in numerous court actions in the United States alleging personal injury resulting from exposure to asbestos or asbestos-related products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. The recorded liability at December 31, 2005 represents the Company’s estimate, prior to the Restructuring Proceedings, for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the asbestos liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the rate of receipt of claims, the typical cost of settlement, the settlement strategy in dealing with outstanding claims and the timing of settlements. While the Company believes that the liability recorded was appropriate for anticipated losses arising from asbestos-related claims through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the asbestos liability for pending and future claims.

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

The ultimate realization of insurance proceeds is directly related to the amount of related covered valid claims against the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts, other than an insurance settlement described further below, and the impact of foreign currency, due to uncertainties created by the Restructuring Proceedings. Accordingly, these amounts could change significantly based upon events that occur from the Restructuring Proceedings and could materially affect the Company’s future financial statements.

Pension Plans and Other Postretirement Benefit Plans

Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans are accounted for in accordance with SFAS No. 87, Employers’ Accounting for Pensions; Non-pension postretirement benefits are accounted for in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; disability, early retirement and other postemployment benefits are accounted for in accordance with SFAS No. 112, Employer Accounting for Postemployment Benefits.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits under SFAS Nos. 87, 106 and 112 as of December 31, 2005 are as follows:

•	Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The Company uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop an assumption of the expected long-term rate of return on plan assets. The expected long-term rate of return is used to calculate net periodic pension cost. In determining its pension obligations, the Company used long-term rates of return on plan assets of 4.75-8.5%.

•	Discount rate: The discount rate is used to calculate future pension and postretirement obligations. Discount rate assumptions used to account for pension and non-pension postretirement benefit plans reflect the rates available on high-quality, fixed-income debt instruments on December 31 of each year. In determining its pension and other benefit obligations, the Company used discount rates of 4.0-5.63%.

•	Health care cost trend: For postretirement health care plan accounting, the Company reviews external data and Company specific historical trends for health care costs to determine the health care cost trend rate assumptions. In determining its benefit obligation, the Company used health care cost trend rates of 10.0%, declining to an ultimate trend rate of 5.0% in 2010, for postretirement health care plans.

The following table illustrates the sensitivity to a change in certain assumptions for pension and non-pension benefits including Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”). The changes in these assumptions have no impact on the Company’s 2006 funding requirements.

	Pension Benefits
	United States Plans						International Plans						Other Benefits
	Increase (decrease) in 2006 pension expense		Increase (decrease) in PBO		Increase (decrease) in accumulated other comprehensive Loss		Increase (decrease) in 2006 pension expense		Increase (decrease) in PBO		Increase (decrease) in accumulated other comprehensive loss		Increase (decrease) in 2006 pension expense		Increase (decrease) in PBO
	(Millions of dollars)
25 bp decrease in discount rate	$	+2.6	$	+25.7	$	+25.5	$	+8.3	$	+110.1	$	+109.9	$	+0.5	$	+14.0
25 bp increase in discount rate		-2.6		-25.0		-24.8		-8.1		-103.7		-103.6		-0.5		-14.3
25 bp decrease in rate of return on assets		+1.8		—		—		+4.2		—		—		—		—
25 bp increase in rate of return on assets		-1.8		—		—		-4.2		—		—		—		—

The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost		APBO
(Millions of Dollars)
100 bp increase in health care trend rate	$	+3.3	$	+55.9
100 bp decrease in health care trend rate		- 2.8		- 47.2

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

Recorded environmental reserves were $57 million and $61 million at December 31, 2005 and 2004, respectively. These accruals are based upon management’s best estimates, which requires management to make assumptions regarding the costs for remediation activities, the extent to which costs may be reimbursed by other participating parties, the financial viability of such participating parties, the time frames over which remediation activities will be completed, and other items. Although management believes its accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such environmental matters, any changes in the underlying assumptions could materially impact the Company’s future results of operations and financial condition. At December 31, 2005, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $68 million.

Long-Lived Assets

Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, as required, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Indefinite-lived intangible assets, such as goodwill and trademarks, are carried at historical value and not amortized. Indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist. In accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, the impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

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

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company adopted SFAS No. 123(R) effective January 1, 2005, prior to adoption the Company followed APB 25, Accounting for Stock Issued to Employees. Additional financial information related to the Company’s share-based payments is presented in Note 22, to the Company’s consolidated financial statements, “Stock-Based Compensation.”

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance on deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. Management judgment is required in determining the Company’s valuation allowance on deferred tax assets. The Company does not provide taxes on undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested.

Results of Operations

The following discussion of the Company’s results of operations should be read in connection with Items 1 and 7A of this Form 10-K. These Items provide additional relevant information regarding the business of the Company, its strategy, and the various industry dynamics in the OE market and the aftermarket which have a direct and significant impact on the Company’s results of operations. Results of operations for the years ended December 31, 2004 and 2003 have been reclassified to reflect organizational changes implemented during the second quarter of 2005.

Consolidated Results

Sales by reporting segment were:

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Powertrain	$2,172	$2,146	$1,847
Sealing Systems	476	503	463
Vehicle Safety and Performance	751	706	600
Aftermarket Products and Services	2,887	2,819	2,613

	$6,286	$6,174	$5,523

Net sales by group and region are listed below. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance, and Aftermarket Products and Services, respectively.

	December 31
	Powertrain	SS	VSP	APS	Total
2005
Americas	29%	67%	44%	74%	54%
Europe	69%	32%	54%	24%	44%
Asia	2%	1%	2%	2%	2%

2004
Americas	28%	67%	45%	73%	54%
Europe	70%	32%	53%	25%	45%
Asia	2%	1%	2%	2%	1%

2003
Americas	29%	70%	47%	74%	56%
Europe	69%	30%	51%	25%	43%
Asia	2%	0%	2%	1%	1%

Gross margin by reporting segment was:

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Powertrain	$298	$316	$260
Sealing Systems	18	45	46
Vehicle Safety and Performance	182	181	177
Aftermarket Products and Services	636	662	617
Corporate	(93)	(27)	(13)

	$1,041	$1,177	$1,087

Net sales increased by $112 million, or 2%, to $6,286 million for the year ended December 31, 2005 due to $33 million of favorable foreign currency, $2 million of price recoveries, $154 million of net new business and $25 million due to the non recurrence of disruptions associated with a fire that occurred at the Company’s Smithville, Tennessee aftermarket distribution center in March 2004. These increases were partially offset by $102 million of decreased sales volumes. The sales volume decrease is primarily within the Sealing Systems group and the Aftermarket Products and Services. Within Sealing Systems the volume decline is a result of heavy dependence on applications for which there has been a fall in market demand, most significantly Sport Utility Vehicles (SUV’s). The decline in Aftermarket volumes is the result of longer life parts, extended service intervals and other market factors. As previously mentioned, the Company has offset the volume decline by increasing its presence on new applications and by winning new customers resulting in a net sales increase year over year.

Gross margin decreased by $136 million, or 12%, to $1,041 million for the year ended December 31, 2005 from $1,177 million in 2004. Increased pension costs of $57 million and raw materials cost inflation (primarily steel and oil based commodities) of $41 million combined with unfavorable product mix to reduce gross margins by $156 million. This reduction was partially offset by manufacturing productivity (net of labor and benefits inflation) of $18 million, and net price recoveries of $2 million.

Reporting Segment Results 2005 v. 2004

The following table provides changes in sales and gross margin for the year ended December 31, 2005 compared with the year ended December 31, 2004 for each of the Company’s reporting segments.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
2004 Sales	$2,146	$503	$706	$2,819	$—	$6,174
Sales volumes and new business	31	(24)	43	2	—	52
Price changes	(16)	(4)	1	21	—	2
Smithville business interruption	—	—	—	25	—	25
Foreign currency	11	1	1	20	—	33

2005 Sales	$2,172	$476	$751	$2,887	$—	$6,286

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
2004 Gross Margin	$316	$45	$181	$662	$(27)	$1,177
Production volumes / new business / mix	(18)	(23)	23	(40)	—	(58)
Price changes	(16)	(4)	1	21	—	2
Sourcing / raw materials	(14)	(9)	(22)	4	—	(41)
Smithville business interruption	—	—	—	13	—	13
Productivity, net of inflation	41	9	5	(28)	(9)	18
Pension charges	—	—	—	—	(57)	(57)
Foreign currency	(11)	—	(6)	4	—	(13)

2005 Gross Margin	$298	$18	$182	$636	$(93)	$1,041

Powertrain

With relatively flat light vehicle production in both North America and Europe, Powertrain sales volumes increased by $31 million, primarily as a result of new customer awards entering current production in North America, Europe and Asia. The impact of these increased sales volumes was partially offset by price reductions of $16 million, with foreign currency effects (primarily on European business) increasing sales by $11 million.

Gross margin decreased by $18 million. Productivity gains exceeded labor and benefits inflation by $41 million, but this impact was exactly offset by customer price reductions of $16 million, raw material cost inflation of $14 million, and negative foreign currency impacts of $11 million. These currency impacts are largely as a result of operations in Mexico and Poland having sales prices fixed in U.S. dollars and Euros, respectively. Gross margin further decreased by $18 million despite higher sales volumes due to a lower than normal margin on new programs and unfavorable product mix effects of $5 million combined with the impact of lower production for the Company’s Aftermarket of $13 million, largely in support of successful inventory reduction efforts.

Sealing Systems

Sales volumes decreased $24 million during 2005 due primarily to the heavy dependence of this segment on key platforms (such as those used in SUVs in North America) and customers that experienced reduced demand despite the North American and European light vehicle markets remaining relatively flat. Sales were further impacted by customer price reductions of $4 million, with foreign currency effects increasing sales by $1 million.

Gross margin decreased by $27 million during 2005 as compared to 2004. Lower OE volumes reduced gross margin by $10 million, with the impact of reduced production for the Company’s aftermarket reducing margins further by $13 million. The Sealing Systems business is a significant user of steel and hydrocarbon-based products, the cost of which increased significantly during the latter half of 2004 and remained higher throughout 2005. As a result raw material cost inflation further reduced gross margin by $9 million. These negative impacts were partially offset by productivity in excess of labor inflation of $9 million, but price reductions to customers were further increased by $4 million. The Company’s Sealing Systems business is actively developing and executing restructuring programs designed to streamline their operations and reduce costs.

Vehicle Safety and Performance

Sales volumes increased $43 million primarily due to new business gains originating in North America and Europe in both the traditional OE market and in OE spares

Increased sales volumes contributed $23 million in gross margin during 2005 as compared to 2004, which were mostly offset by increased raw material costs of $22 million attributable to the increased costs of steel backing plates used in disc pad production and chemicals and resins used in friction material formulations. Productivity improvements, net of labor and benefits inflation of $5 million and customer price recoveries of $1 million exactly offset the adverse impact of foreign currency of $6 million. The currency impact is largely a result of operations in the Czech Republic selling in Euros while maintaining a cost base denominated in the local currency.

Aftermarket Products and Services

Net sales increased during 2005 by $71 million due to the acquisition of new customers and increased penetration of product ranges with existing customers. These business wins were partially offset by a decline in the global demand for replacement parts of $69 million or approximately 2%. This reduction in demand is a feature of the extended life of many replacement parts, combined with increased service intervals. Sales increased by $25 million over the prior year due to a fire at the Company’s Smithville, Tennessee distribution center in 2004 which temporarily halted shipments to customers for a short period in that year. The Company successfully reestablished distribution operations in a new leased facility in Smyrna, Tennessee. Sales were further increased by net price increases of $21 million, established largely to recover the raw material cost inflation impacting the business since mid-2003. The favorable currency impact of $20 million is due primarily to the weakening of the U.S. dollar against South American currencies.

Although sales volumes were relatively flat in 2005 compared with 2004, adverse product mix, the cost of establishing new customer programs and new product launches resulted in a year-over-year decline in gross margin of $40 million. However, the gross margin was increased by the reversal of the $13 million impact on the 2004 gross margin of the fire at the Company’s distribution center mentioned above. Productivity improvements only partially offset the impact of labor and benefits inflation, with freight and distribution logistics costs increasing, partly due to increased fuel prices, and partly to meet changing customer demands. The impact of price increases on gross margins was $21 million.

Corporate

Corporate expenses are comprised primarily of certain central headquarters functions as well as employee post-retirement benefits and other general insurance coverages. The increase of $66 million in Corporate expenses is primarily due to increased employee benefit costs associated with the Company’s U.K. pension plans.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses were $884 million in 2005 compared to $950 million in 2004. Despite increased employee benefit costs, SG&A decreased as a percentage of sales primarily due to the Company’s cost reduction efforts.

Interest Expense

Net interest expense increased to $132 million in 2005 compared with $102 million in 2004 due to increased borrowings and interest rate increases. In accordance with SOP 90-7, the Company has not accrued the contractual interest of $151 million on certain of its pre-petition debt.

Restructuring Expense

Restructuring expense was $30 million in 2005, compared to $18 million in 2004. As announced in January 2006, the Company has commenced a three-year restructuring plan to streamline the Company’s operations and reduce excess capacity. As part of this program, two facilities were announced for closure in December 2005, resulting in significant restructuring charges associated with severance programs for affected employees.

Other Income/Expense, Net

Other income, net was $24 million in 2005, compared with other expense, net of $4 million in 2004, primarily due to gains on disposal of property, plant and equipment.

Reporting Segment Results 2004 v. 2003

The following table provides changes in sales and gross margin for the year ended December 31, 2004 compared with the year ended December 31, 2003 for each of the Company’s reporting segments.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
2003 Sales	$1,847	$463	$600	$2,613	$—	$5,523
Sales volumes	211	36	74	172	—	493
Price reductions	(37)	(10)	(5)	(19)	—	(71)
Smithville business interruption	—	—	—	(25)	—	(25)
Foreign currency	125	14	37	78	—	254

2004 Sales	$2,146	$503	$706	$2,819	$—	$6,174

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
2003 Gross Margin	$260	$46	$177	$617	$(13)	$1,087
Production volumes / new business / mix	81	7	22	58	—	168
Price reductions	(37)	(10)	(5)	(19)	—	(71)
Sourcing / raw materials	(19)	(16)	(15)	—	—	(50)
Smithville business interruption	—	—	—	(9)	—	(9)
Productivity, net of inflation	15	15	(8)	2	(14)	10
Foreign currency	16	3	10	13	—	42

2004 Gross Margin	$316	$45	$181	$662	$(27)	$1,177

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

Sealing Systems

Sales volumes increased $36 million during 2004 as compared to 2003 due to increased demand for heavy-duty products in Europe and North America, customer program launches for several domestic OEMs and increased business in the Asian markets.

Increased sales volumes contributed $7 million in gross margin during 2004 as compared to 2003. The Sealing Systems business is a significant user of steel and hydrocarbon-based products, the cost of which increased significantly during 2004. The Company’s Sealing Systems business continues to develop and execute restructuring programs designed to streamline their operations and reduce costs.

Vehicle Safety and Performance

Sales volumes increased $74 million due to increased demand for the Company’s heavy-duty products and new business gains originating in North America and Europe. Whereas all regions benefited from higher market volumes, the net new business gains were primarily in Europe. During 2004, the Systems Protection business benefited from a reversal of the component rationalization program commenced by one of its large customers in 2003.

Increased sales volumes contributed $22 million in gross margin during 2004 as compared to 2003, which were more than offset by increased raw material costs and inefficiencies in production caused by a significant number of new product launches. Increased cost of raw materials reduced gross margin by approximately $15 million during 2004, primarily attributable to the increased costs of steel backing plates used in disc pad production and chemicals and resins used in friction material formulations.

Aftermarket Products and Services

Net sales increased during 2004 due to increased demand for the Company’s products and continued market penetration in North America. The impact of volume on net sales 2003 to 2004 was $172 million, comprised of $113 million in market demand and $59 million in net new business. The increased market demand and new business gains reflect continued market share performance of the Company’s products, particularly in under-car applications such as friction, drum and rotor and wheel-end product categories.

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

Restructuring Expense

Restructuring expense was $18 million in 2004, compared to $33 million in 2003. The Company’s restructuring activities relate to closure of facilities and relocation of production at one of its Powertrain facilities and one of its Aftermarket locations.

Other Expense, Net

Other expense, net was $4 million in 2004, compared to $0.4 million in 2003.

Restructuring Activities

The Company defines restructuring expense to include costs directly associated with exit or disposal activities accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other postemployment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

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

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Company reversed approximately $3 million, $6 million and $21 million of previously recorded reserves in 2005, 2004 and 2003, respectively. Such reversals are recorded consistent with SEC Staff Accounting Bulletin No. 100 and result from actual costs at program completion being less than costs estimated at the commitment date. Subsequent to its filing for Chapter 11 bankruptcy protection, principally during 2003 the Company was able to achieve more favorable resolution of leases and other contractual arrangements than estimated as of the commitment dates. Additionally, the Company also experienced a higher rate of voluntary employee attrition subsequent to filing Chapter 11, resulting in lower severance costs than estimated as of the commitment dates.

Management expects to finance these restructuring programs through cash generated from its ongoing operations or through cash available under its existing DIP facility, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse impact on its liquidity position.

The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to best cost markets, and generally fall into one of the following categories:

1.	Closure of facilities and relocation of production – In connection with the Company’s strategy, certain operations have been closed and related production relocated to best cost geographies or to other locations with available capacity.

2.	Consolidation of administrative functions and standardization of manufacturing processes – As part of its productivity initiative, the Company has acted to consolidate its administrative functions and change its manufacturing processes to reduce selling, general and administrative costs and improve operating efficiencies through standardization of processes.

The following is a summary of the Company’s consolidated restructuring reserves and related activity for 2005, 2004 and 2003.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Balance at January 1, 2003	$32.0	$9.1	$15.2	$14.1	$7.0	$77.4
Provisions	28.1	5.9	1.8	17.1	0.6	53.5
Reversals	(1.6)	(1.5)	(10.5)	(4.0)	(3.2)	(20.8)
Payments	(33.0)	(11.6)	(6.3)	(20.9)	(0.9)	(72.7)
Foreign currency	5.8	0.3	0.7	0.6	0.9	8.3

Balance at December 31, 2003	31.3	2.2	0.9	6.9	4.4	45.7
Provisions	13.0	1.7	—	6.6	1.8	23.1
Reversals	(1.0)	—	—	(0.7)	(3.9)	(5.6)
Payments	(23.6)	(0.2)	(0.7)	(10.1)	(1.3)	(35.9)
Foreign currency	(1.0)	0.1	1.4	0.2	(0.1)	0.6

Balance at December 31, 2004	18.7	3.8	1.6	2.9	0.9	27.9
Provisions	14.8	1.0	0.9	13.1	3.7	33.5
Reversals	(1.7)	(0.1)	(0.4)	(0.6)	(0.5)	(3.3)
Payments	(13.2)	(2.1)	(1.1)	(2.0)	(3.9)	(22.3)
Reclassification to post employment benefits	(5.5)	(1.2)	(0.1)	—	—	(6.8)
Foreign currency	(2.5)	(0.5)	—	(0.1)	0.4	(2.7)

Balance at December 31, 2005	$10.6	$0.9	$0.9	$13.3	$0.6	$26.3

During the year, the company reclassified certain restructuring reserves related to German early retirement (“ATZ”) programs from Restructuring reserves to Post-employment benefits. This reclassification was made in anticipation of the Emerging Issues Task Force (“EITF”) 05-05. This EITF recommends that certain charges related to German ATZ programs be recorded as Postemployment Benefits.

Significant restructuring activities for the year ended December 31, 2005

In addition to previously initiated restructuring activities, the Company announced a global restructuring plan (“Restructuring 2006”) as part of its global profitable growth strategy. This plan will affect approximately 25 facilities and reduce the Company’s workforce by approximately 10% by the end of 2008. The Company continues to identify and plan for the individual components of this plan, and will announce those components as plans are finalized. The first of the plant closures associated with this plan were announced during December 2005, including the closure of the Company’s facilities located in Alpignano, Italy and Upton, United Kingdom. The Company has recorded the amount of severance associated with these announced closures that is probable and estimable as of December 31, 2005, and that is not attributable to future service from the current employees. The Company has recorded $18.5 million in restructuring charges associated with Restructuring 2006, and expects to incur additional restructuring charges up to $130 million through 2008. The Company expects to achieve annual cost savings of $120 million subsequent to completion of this restructuring program.

Significant components of charges recorded in 2005 related to Restructuring 2006 are as follows:

On January 6, 2006, as part of the Company’s global profitable growth strategy designed to expand in best cost manufacturing, engineering and service locations and in key growth markets, the Company announced a restructuring plan. During the year ended December 31, 2005, the Company recorded severance charges related to the announced closures of facilities located in Alpignano, Italy and Upton, United Kingdom. In addition, severance costs related to the restructuring of the Company’s European sales force were also recorded. Details associated with significant charges are discussed below.

Powertrain

•	The Company recorded approximately $4 million during 2005 related to the closure and relocation of its piston operations in Alpignano, Italy to other existing European facilities with available capacity. The severance charges recorded relating to this program remain outstanding as of December 31, 2005. Expected savings associated with the project are estimated to be approximately $6 million per year. Activities and associated payments related to this program are expected to continue into 2006.

Aftermarket Products and Services

•	The Company commenced a restructuring of its Aftermarket Products and Services sales and marketing functions designed to drive business growth. Through realignment of the sales force, the Company intends to strengthen customer relations particularly in emerging markets. A charge of approximately $3 million related to these activities was recorded during 2005, payments of approximately $1 million were made against this reserve, and $2 million remains accrued as of December 31, 2005. Expected savings associated with the project are estimated to be approximately $2 million per year. Payments related to this program are expected to continue into 2006.

•	The Company announced the closure and relocation of its Upton, United Kingdom ignition facility operations to other existing manufacturing facilities with available capacity or with lower manufacturing costs. The Company recorded approximately $9 million of severance charges related to this program during the year that remain outstanding as of December 31, 2005. Expected savings associated with this activity are estimated to be approximately $9 million per year.

In addition to the Restructuring 2006 program above, the Company had previously initiated several individual location restructuring programs. The details of activity during 2005 associated with these individual location programs are as follows:

Powertrain

•	The Company’s North American engine bearing operations recorded restructuring charges of approximately $4 million related to their programs to transfer certain low volume production with high labor content to best cost geographies. Payments of approximately $3 million were recorded during the year, resulting in a remaining reserve of approximately $1 million as of December 31, 2005. Expected savings associated with the project are estimated to be approximately $7 million per year. Activities and associated payments related to this program are expected to continue into 2006.

•	Severance charges of approximately $3 million were recorded relating to the previously announced closure of the Company’s piston manufacturing facility in LaGrange, GA. Production at the facility is being transferred to existing manufacturing facilities with available capacity or with lower manufacturing costs in the United States and Mexico. These charges are in addition to the approximately $1 million in charges recorded in 2004. Payments of $3 million were made related to this project during the year resulting in a remaining reserve of approximately $1 million as of December 31, 2005. Expected savings associated with the project are estimated to be approximately $6 million per year. Activities and associated payments related to this program are expected to be completed in 2006.

•	During the year, the Company announced the closure and relocation of its piston facility in Roodeport, South Africa to other facilities with available capacity. This restructuring activity was completed during the fourth quarter of 2005. Related employee severance costs of approximately $2 million were charged and paid during the year ended December 31, 2005. Expected future cost savings associated with this activity are estimated to be approximately $2 million per year.

Corporate

•	The Company recorded severance charges of approximately $3 million related to the consolidation of certain Information Systems functions. Payments of approximately $2 million were made against this reserve. Remaining reserves as of December 31, 2005 are expected to be paid during the first quarter of 2006. This restructuring activity is being executed as part of a larger initiative to migrate the Company’s legacy systems to a common global ERP platform.

Significant restructuring activities for the year ended December 31, 2004

Powertrain

•	The Company recorded approximately $9 million of severance cost related to the closure of the Bradford, United Kingdom piston operations initially announced in 2003. This incremental severance charge has been recorded pursuant to an agreement reached with certain employees of the facility during 2004. While the closure of the Bradford facility was completed during 2004, payments related to this severance program will extend through 2014. Subsequently, payments of $1 million and $3 million were made against this provision during the years ended December 31, 2004 and 2005, respectively. As of December 31, 2005, approximately $5 million was remaining as a restructuring reserve related to this program. Expected future cost savings associated with the Bradford facility closure are estimated to be approximately $14 million per year.

•	The Company’s German engine bearing operations continued their restructuring program to transfer certain low volume production with high labor content to best cost geographies, specifically Poland. Restructuring charges of approximately $3 million were recorded during 2004 related to severance costs incurred pursuant to a statutory early retirement program. These charges are in addition to the approximately $10 million recorded. Payments of approximately $9 million, including $2 million in 2005, were made against this reserve to date. At December 31, 2005, the Company transferred the remaining reserves of approximately $4 million related to these activities to Postemployment Benefits. While the transfer of production was completed during 2004, payment of employee severance costs is expected to continue through 2008. Expected savings associated with this activity are estimated to be approximately $8 million per year.

Aftermarket Products and Services

•	The Company initiated the relocation of its ignition operations in Naas, Ireland to existing facilities located in Burlington, Iowa and Carpi, Italy. This restructuring activity was completed during the third quarter of 2004. Related employee severance costs of approximately $6 million were charged and paid during the year ended December 31, 2004. Expected future cost savings associated with this activity are estimated to be approximately $2 million per year.

Significant restructuring activities for the year ended December 31, 2003

Powertrain

•	The Company announced the closure and relocation of its Bradford, United Kingdom piston operations to other existing European manufacturing facilities with available capacity or with lower manufacturing costs. The Company recorded approximately $14 million of severance charges related to this program during the year ended December 31, 2003. Subsequently, payments of $1 million and $13 million were made against this provision during the years ended December 31, 2003 and 2004, respectively. The Company had remaining reserves of approximately $13 million as of December 31, 2003 and since closure of this facility has been completed during 2004, no reserve is remaining as of December 31, 2004 related to these costs. Expected savings associated with this activity are estimated to be approximately $14 million per year.

•	The Company incurred severance charges of approximately $4 million to eliminate redundancies across its operations in France related to changes in administrative and manufacturing processes. Payments of approximately $3 million and $1 million were made during the years ended December 31, 2003 and 2004, respectively. At December 31, 2003 the Company had remaining reserves of $1 million related to these activities. Expected savings associated with these activities are estimated to be approximately $3 million per year.

•	Restructuring charges of approximately $2 million were recorded to further streamline and automate administrative functions and manufacturing processes at the Company’s piston manufacturing operation in Gorzyce, Poland. These charges are in addition to similar charges of approximately $4 million recorded in 2002 and are the result of expanding the scope of the initial program. Payments of approximately $2 million were made related to this program in 2003, accordingly no reserve was remaining at December 31, 2003 related to this activity. Expected savings associated with this activity are estimated to be approximately $3 million per year.

•	The Company’s German engine bearing operations continued their restructuring programs to transfer certain low volume production with high labor content to best cost geographies, specifically Poland. Restructuring charges of approximately $4 million were recorded in 2003. These charges were in addition to $2 and $4 million recorded for the same program during the years ended December 31, 2002 and 2001, respectively. Payments of approximately $2 million for each of the years ended December 31, 2003 and 2002 were recorded. Approximately $6 million was recorded as a restructuring reserve related to this program as of December 31, 2003.

•	The Company recorded approximately $1 million during 2003 related to the previously announced closure and relocation of its piston ring operations in Sunderland, United Kingdom to other existing European facilities with available capacity. This amount was in addition to restructuring charges of $6 million recorded during the year ended December 31, 2002, related to the same program. Payments of approximately $5 million and $2 million were made during the years ended December 31, 2003 and 2002, respectively. This closure and relocation project was completed and all amounts were paid during 2003.

Sealing Systems

•	The Company recorded approximately $3 million related to the closure of its Sealing Systems operations in Cardiff, Wales. Production from this facility was relocated to other existing European manufacturing facilities with available capacity or with lower cost to manufacture. This amount was in addition to previously recorded restructuring charges related to the same program of $4 million and $5 million during the years ended December 31, 2002 and 2001, respectively. Payments of approximately $9 million and $3 million were made in 2003 and 2002, respectively, relating to this project. This project was completed during 2003 and all related payments were made, accordingly no reserve was remaining as of December 31, 2003. Expected savings associated with this activity are estimated to be approximately $2 million per year.

Vehicle Safety and Performance

•	Reserve reversals of approximately $11 million were recorded related to the planned closure of certain North American vehicle safety and performance facilities. Such reserves were initially recorded during 2001. The reversal resulted from the Company’s decision not to complete closure of all facilities as originally intended. This decision resulted from delays in the closure due to execution difficulties and protracted negotiations with organized labor unions. During 2002 the Company began to experience a substantial increase in demand for its friction products largely due to the successful introduction of a new aftermarket friction product by the Company. Pursuant to the need for additional manufacturing capacity and successful negotiations with the UAW, a decision was made during the 4th quarter 2003 not to close all facilities as initially planned.

Aftermarket Products and Services

•	The Company relocated its ignition production from Aubange, Belgium to Upton, England and recorded related severance and exit costs of approximately $10 million. The relocation of this production was completed during 2003. Payments of related severance and exit costs of approximately $8 million and $1 million were made during the years ended December 31, 2003 and 2004, respectively. As of December 31, 2003 and 2004 remaining reserves related to this activity approximated $2 million and $1 million, respectively. Expected savings associated with this activity are estimated to be approximately $5 million per year.

•	Restructuring charges of $3 million were recorded related to the previously announced consolidation of distribution operations at the Company’s Aftermarket Products and Services distribution facility located in Gif sur Yvette, France into its central European distribution facility in Belgium. This restructuring charge is in addition to a previously recorded amount of $2 million, which was recorded in 2002. Payment of related severance costs of approximately $3 million and $1 million were made during the year ended December 31, 2003 and 2002, respectively. At December 31, 2003, the Company had approximately $1 million remaining reserves related to this activity. The consolidation was completed during 2003 and remaining reserve amounts were paid during 2004. Expected savings associated with this activity are estimated to be approximately $5 million per year. Consolidation of these facilities was completed in 2003.

Adjustment of Assets to Fair Value

Definite-Lived Long-Lived Assets

The Company recorded impairment charges of $75.1 million, $82.7 million, and $23.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, to adjust definitive-lived long-lived assets to their estimated fair values in accordance with SFAS No. 144. The charges by reporting segment are as follows:

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Powertrain	$41.4	$72.7	$14.3
Sealing Systems	5.1	3.1	0.3
Vehicle Safety and Performance	9.1	3.3	3.9
Aftermarket Products and Services	19.5	3.4	4.9
Corporate	—	0.2	—

	$75.1	$82.7	$23.4

2005 Impairments

Powertrain:

•	The total charge of $41.4 million during 2005 includes $31.6 million to write down property, plant and equipment related to the Company’s Powertrain transmission operations in France. This operation is comprised of four facilities that manufacture transmission and gear components primarily for sale to OE customers. These businesses were first impaired in 2004 due to manufacturing inefficiencies and difficulties in product commercialization, leading to insufficient future cash flows to support the carrying value of fixed assets at that time. Due to declines in cash flows at a rate exceeding 2004 projections, an additional impairment was required as of December 31, 2005.

•	The Company also recorded $7.9 million in impairment charges for two camshaft operations located in the United Kingdom. The impairments reflect a revaluation of future expected cash flows primarily due to anticipated lower volumes for these facilities.

Vehicle Safety and Performance:

•	The Company announced the closure of its Scottsville, KY brake lining facility, with the transfer of associated production to other facilities in Glasgow, KY, Winchester, VA, and Smithville, TN. The Scottsville facility also served as a distribution point for heavy duty blocks and linings to the Aftermarket. This activity will be transferred to the Smyrna, TN Aftermarket distribution facility. As a result of these actions, the buildings and associated production equipment have been impaired by a total of $7.9 million to their estimated realizable values.

Aftermarket Products and Services:

•	The Company recorded an impairment charge of $9.5 million for the impairment of assets in Century, Missouri, a foundry and machining brake and chassis location. This impairment is due to other than temporary declines in sales volumes and profitability at this facility. The Company also recorded a charge of $6.1 million for the impairment of assets of the Upton, UK Aftermarket spark plug manufacturing operation. The Company announced the closure of its Upton facility during December 2005 in an effort to reduce excess capacity and consolidate locations.

Sealing Systems:

•	The Sealing System segment recorded an impairment of $5.1 million at its Bretten, Germany location relating entirely to the building. This impairment was determined by the expected future cash flows of these facilities as compared to the carrying value of property, plant and equipment.

2004 Impairments

Powertrain:

•	The total charge of $72.7 million during 2004 includes $20.0 million to write down property, plant and equipment related to the Company’s Powertrain transmission operations in France. This operation is comprised of four facilities that manufacture transmission and gear components primarily for sale to OE customers. High labor content, difficulties in commercialization of new product technology, and continued manufacturing inefficiencies resulted in a revaluation of the expected future cash flows of these facilities as compared to the carrying value of property, plant and equipment.

•	The Company also recorded $19.0 million in impairment charges for two camshaft operations located in the United Kingdom. The impairment reflects a revaluation of future expected cash flows primarily due to anticipated lower volumes for these facilities.

•	The Company recorded $9.0 million, $7.8 million, $5.8 million and $4.7 million of impairment charges on property, plant and equipment located in piston manufacturing facilities in the United States, Italy, Poland and China, respectively. The United States impairment reflects the write-down of fixed assets to estimated disposition value related to the announcement of the closure and relocation of a piston manufacturing facility to other facilities primarily in the United States and Mexico. This closure is anticipated to be completed in 2005. The Italy, Poland and China impairments are due to other than temporary declines in sales and estimated future cash flows.

Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services:

•	The Company recorded impairment charges of $3.1 million, $3.3 million, and $3.4 million for impairment charges on facilities in each of the Sealing Systems, Vehicle Safety and Performance, and Aftermarket Products and Services reporting segments. Each of these facilities is located in Europe. These impairments are due to other than temporary declines in sales volumes and profitability at those facilities.

2003 Impairments

The total charge of $23.4 million during 2003 includes $14.3 million net write down of Powertrain property, plant and equipment. In addition, the Company recorded $9.1 million of impairment charges on property, plant and equipment located in various manufacturing facilities in Europe to be held. The fair value of property, plant and equipment was based upon estimated discounted future cash flows and estimates of salvage value.

Goodwill and Other Intangible Assets

The Company recorded impairment charges of $46.4 million, $193.7 million, and $70.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, to adjust goodwill assets to their estimated fair values in accordance with SFAS No. 142. The charges by reporting segment are as follows:

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Powertrain	$46.4	$—	$70.5
Sealing Systems	—	193.7	—

	$46.4	$193.7	$70.5

As of October 1, 2005, the Company performed its annual impairment analysis as required by SFAS No. 142 and recorded an impairment charge in the Powertrain operating unit of $46.4 million to adjust the carrying value of goodwill to estimated fair value. The estimated fair value of the reporting unit was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. Although the Bearings operating unit is in the initial phases of a restructuring process, the 2005 impairment charge is attributable to continued price reduction pressure, high steel prices and an asset intensive operation.

As of October 1, 2004, the Company performed its annual impairment analysis as required by SFAS No. 142 and recorded an impairment charge in the Sealing Systems operating unit of $193.7 million to adjust the carrying value of goodwill to estimated fair value. The estimated fair value of the reporting unit was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. The 2004 impairment charge is primarily attributable to a decrease in the operating unit’s estimated fair value based upon the effect of market conditions on current operating results and on management’s projections of future financial performance. During the second quarter of 2005, the Company completed its phase two impairment analysis, which included asset valuation and allocation procedures. Based upon this analysis, the goodwill impairment charge recorded during 2004 was reduced by $7.7 million to $186 million to reflect the amount of implied goodwill associated with the Sealing Systems reporting unit.

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

Chapter 11 and Administration Related Reorganization Expense

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

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Professional fees directly related to the filing	$76.9	$92.5	$70.4
Critical employee retention costs	13.1	10.3	8.2
Other direct costs	27.5	15.4	18.5
Deutsche Bank break fee	20.7	—	—
Gain on settlement of outstanding claim	—	(18.5)	—

	$138.2	$99.7	$97.1

On September 26, 2005, the Administrators of the U.K. Debtors and the Plan Proponents entered into an agreement outlining the terms and conditions of distributions to the creditors of the U.K. Debtors (“U.K. Settlement Agreement”). Prior to this agreement, T&N Ltd. had agreed to sell certain long-term intercompany notes held by T&N Limited (“Loan Notes”) to Deutsche Bank as a means to fund expected distributions. In December 2005 in accordance with terms of the Settlement Agreement, the Company elected to retain the Loan Notes and as a result, the Company incurred and paid a $20.7 million “break fee” for not consummating the Loan Notes sale. This break fee has been recorded within Chapter 11 and Administration related reorganization expenses.

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

Income Taxes

For 2005, the Company recorded income tax expense of $131.5 million on a loss from continuing operations before income taxes of $202.7 million, compared to income tax expense of $136.1 million on a loss from continuing operations before income taxes of $189.4 million in 2004. The primary differences between the Company’s tax expense at its statutory rate and actual expense recorded are the valuation allowances and non-deductible interest expense.

The Company did not provide taxes with respect to $753.1 million of undistributed earnings at December 31, 2005, since these earnings are considered by the Company to be permanently reinvested. Upon distribution of these earnings, the Company may be subject to United States income taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability on the distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

At December 31, 2005, the Company had deferred tax assets of $764.1 million, net of a valuation allowance of $1,143.3 million, and deferred tax liabilities of $812.4 million. At December 31, 2004, the Company had deferred tax assets of $797.2 million, net of a valuation allowance of $1,122.9 million, and deferred tax liabilities of $891.2 million. The deferred tax asset valuation allowance increased by $20.4 million in 2005 due primarily to an increase in the valuation allowance related to the additional minimum pension liability in the U.K., the impact of foreign currency and losses in certain foreign jurisdictions.

The Company evaluates its deferred taxes and related valuation allowances quarterly. If the Company believes that changes in current or future taxable income or loss will impact the basis for recognizing the benefit of deferred tax assets and related valuation allowances, then adjustments will be provided accordingly.

Liquidity and Capital Resources

Cash Flow Provided by Operating Activities

Net cash provided by operating activities totaled $318 million for the year ended December 31, 2005 compared to $466 million for the same period ended December 31, 2004. Significant factors contributing to the decrease in net cash provided by operating activities include increased payments of Chapter 11 and Administration related reorganization expenses of $53 million and the inclusion in 2004 of net proceeds of $56 million from a fire at the Company’s Smithville, Tennessee distribution center.

Under the terms of the Settlement Agreement, certain amounts of cash within the U.K. Debtor entities, including cash contributed related to the transfer of the Loan Notes above, is restricted to settle specifically identified claims and liabilities of the U.K. Debtors. Restricted cash at December 31, 2005 was $700.9 million. In addition, remaining cash of the U.K. Debtor entities is limited for the general operating use of those entities, amounting to $42 million and $425 million at December 31, 2005 and 2004, respectively.

Cash Flow Used by Investing Activities

Cash flow used by investing activities was $160 million in 2005. Capital expenditures amounted to $190 million, partially offset by proceeds from the divestiture of assets.

Cash flow used by investing activities was $227 million in 2004. Capital expenditures amounted to $268 million, partially offset by proceeds from the divestiture of assets and various businesses.

The Company maintains investments in 20 non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $159 million and $160 million as of December 31, 2005 and 2004, respectively.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts including pistons, pins, piston rings, and cylinder liners to original equipment (“OE”) and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the investment partner and can be exercised at the discretion of the partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of December 31, 2005, the total amount of the contingent guarantee, were all triggering events to occur, approximated $52 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. Management also believes that exercise of the put option is not reasonably likely within the foreseeable future. However, if this put option is exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity.

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

Cash Flow Provided from Financing Activities

Cash flow used by financing activities of $406 million and $37 million in 2005 and 2004, respectively, primarily resulted from net transfers to restricted cash in 2005 and net payments on the Company’s available credit facilities, in 2004.

In November 2005, the Company amended and restated its existing DIP Facility, increasing the overall size of the financing facility from $500 million to $775 million and extending the term of the post-petition financing through December 9, 2006 (“Amended DIP Facility”). The Amended DIP Facility consists of a $500 million revolving credit facility (“Revolving Credit Facility”) and a new $275 million term loan facility (“New Term Loan Facility”). The proceeds of the New Term Loan Facility were used primarily to supplement the funding necessary for the Company and one of its subsidiaries to purchase certain Loan Notes pursuant to the U.K. Settlement Agreement and for general corporate purposes.

The Revolving Credit Agreement has an interest rate of either the ABR plus 1 1/4 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2 1/4 percentage points. Interest on the New Term Loan accrues at a rate of either the ABR plus 1 percentage point or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2 percentage points. ABR is the greater of either the bank’s prime rate or the federal funds rate plus  1/2 percentage point.

The Company’s available borrowings under the Amended DIP Credit Facility are determined by the underlying collateral at any point in time, consisting of its domestic inventories and domestic accounts receivable. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. Based upon the collateral securing the DIP credit facility and the overall contractual commitment, the Company had $494 million available for borrowings on the Revolving Credit Facility at December 31, 2005, of which the Company had $296 million of outstanding borrowings and has issued $24 million in letters of credit.

The Company has the following contractual debt obligations and commercial commitments outstanding at December 31, 2005:

Maturities of Contractual Obligations	Debt	Operating Leases
	(Millions of Dollars)
Less than 1 year	$606.7	$24.0
1-3 years	8.1	33.7
4-5 years	—	18.5
Thereafter	—	21.6
Liabilities subject to compromise	4,164.4	—

Total(1)	$4,779.2	$97.8

Expiration of Other Commercial Commitments	Letters of Credit
(Millions of Dollars)
Less than 1 year	$24.2
Liabilities subject to compromise	52.0

Total	$76.2

(1)	The amounts above exclude the Company’s minimum statutory or negotiated pension plan funding requirements, which are $150 million over the next two years, including $99 million in 2006. The minimum funding requirements after 2006 are dependent upon several factors. The Company also has payments due under other postemployment benefit plans. These other plans are funded as benefits are paid, and are not required to be funded in advance.

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

At December 31, 2005, the Company was in compliance with all debt covenants under its existing DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the December 2006 expiration of the facility. Changes in the business environment, market factors, macro-economic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

Federal-Mogul subsidiaries in Germany, France, Italy and Spain have entered into factoring facilities. Accounts receivable factored or discounted under these facilities were $177 million and $186 million as of December 31, 2005 and 2004, respectively, of which $159 million and $172 million, respectively, were factored without recourse. Expenses associated with receivables factored or discounted are recorded in the statement of operations as “other (income) expense, net.” Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of December 31, 2005 and 2004, the Company has outstanding factoring amounts of $19 million and $10 million, respectively, for which cash has not yet been drawn.

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

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ deficit for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive loss was increased by $304 million in 2005 and decreased by $291 million in 2004, respectively, due to cumulative translation adjustments resulting primarily from changes in the U.S. Dollar to the Euro and British Pound.

As of December 31, 2005 and 2004, the Company’s net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $982 million and $1,096 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $98.2 million and $109.6 million, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs. The Company did not have any foreign currency hedge contracts outstanding at December 31, 2005 or December 31, 2004.

Interest Rate Risk

In connection with the Restructuring Proceedings and in accordance with SOP 90-7, the Company ceased recording interest expense on its outstanding pre-petition Notes, Medium-term Notes, and Senior Notes effective October 1, 2001. The Company’s contractual interest not accrued or paid in 2005, 2004 and 2003 was $151.4 million, $152.5 million and $162.8 million, respectively. The Company continues to accrue and pay contractual interest on the Senior Credit Agreement in the month incurred, totaling $109.7 million, $75.8 million and $71.4 million in 2005, 2004 and 2003, respectively.

In connection with the Restructuring Proceedings, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. In November 2005, the

Company amended and restated its existing DIP Facility, increasing the overall size of the financing facility from $500 million to $775 million and extending the term of the post-petition financing through December 9, 2006 (“Amended DIP Facility”). The Amended DIP Facility consists of a $500 million revolving credit facility (“Revolving Credit Facility”) and a $275 million term loan facility (“New Term Loan Facility”). The proceeds of the Term Loan Facility were used primarily to supplement the funding necessary for the Company and one of its subsidiaries to purchase certain Loan Notes pursuant to the U.K. Settlement Agreement and for general corporate purposes.

The November 2005 DIP credit facility expires in December 2006, and the interest rate is either the alternate base rate (“ABR”) plus 1 1/4 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2 1/4 percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus  1/2 percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures. Based upon the collateral securing the DIP credit facility and the overall contractual commitment, the Company had $494 million available for borrowings on the Revolving Credit Facility at December 31, 2005, of which the Company had $296 million of outstanding borrowings and has issued $24 million in letters of credit.

Due to the level of outstanding borrowings on the Company’s DIP credit facility management believes that interest rate risk to the Company could be material if there are significant adverse changes in interest rates. However, management cannot predict with any certainty the level of interest rate risk that may exist following the completion of the Restructuring Proceedings.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials used in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts used to mitigate commodity price risk associated with raw materials, for up to eighteen months in the future, are designated as cash flow hedging instruments. These instruments are intended to offset the effect of changes in raw materials prices on forecasted purchases. The Company had 27 contracts outstanding with a combined notional value of $21.6 million at December 31, 2005, and three contracts outstanding with a combined notional value of $6.5 million at December 31, 2004. Unrealized amounts related to outstanding contracts were not material at December 31, 2005 or 2004.

Management believes that commodity price risk associated with its outstanding commodity contracts is immaterial due to the low volume of commodity hedging activity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal controls over financial reporting was conducted based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“the COSO Framework”) of the Treadway Commission. Based on the evaluation performed under the COSO Framework as of December 31, 2005, management has concluded that the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as at December 31, 2005, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Federal-Mogul Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included as Item 8, that Federal-Mogul Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2005, and the financial statement schedule for the three years in the period ended December 31, 2005, and our report dated February 23, 2006 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Detroit, Michigan
February 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2005, listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock compensation in 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Detroit, Michigan
February 23, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$6,286.0	$6,174.1	$5,522.9
Cost of products sold	5,245.3	4,996.8	4,435.8

Gross margin	1,040.7	1,177.3	1,087.1

Selling, general and administrative expenses	883.9	949.7	869.3

Adjustment of assets to fair value	121.5	276.4	93.9
Asbestos charge	—	—	38.9
Interest expense, net	131.6	101.5	98.2
Chapter 11 and Administration related reorganization expenses, net	138.2	99.7	97.1
Equity earnings of unconsolidated affiliates	(38.1)	(36.0)	(27.3)
Gain on involuntary conversion	—	(46.1)	—
Restructuring expense, net	30.2	17.5	32.7
Other (income) expense, net	(23.9)	4.0	0.4

Loss from continuing operations before income taxes	(202.7)	(189.4)	(116.1)
Income tax expense	131.5	136.1	52.5

Loss from continuing operations	(334.2)	(325.5)	(168.6)
Loss from discontinued operations, net of income taxes	—	(8.5)	(20.9)

Net loss	$(334.2)	$(334.0)	$(189.5)

Basic and Diluted Loss Per Common Share:
Loss from continuing	$(3.75)	$(3.73)	$(1.93)
Loss from discontinued operations, net of income taxes	—	(0.10)	(0.24)

Net loss	$(3.75)	$(3.83)	$(2.17)

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
	(Millions of Dollars)
ASSETS
Current Assets:
Cash and equivalents	$387.2	$700.6
Restricted cash	700.9	—
Accounts receivable, net	1,011.1	1,049.5
Inventories, net	808.1	952.9
Prepaid expenses	220.7	230.9

Total Current Assets	3,128.0	2,933.9

Property, plant and equipment, net	2,003.1	2,363.9
Goodwill and indefinite-lived intangible assets	1,189.5	1,283.7
Definite-lived intangible assets, net	289.6	335.3
Asbestos-related insurance recoverable	777.4	853.8
Prepaid pension costs	112.2	257.4
Other noncurrent assets	235.3	237.2

	$7,735.1	$8,265.2

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt, including current portion of long-term debt	$606.7	$309.6
Accounts payable	405.0	435.9
Accrued liabilities	536.0	559.7
Other current liabilities	116.9	145.6

Total Current Liabilities	1,664.6	1,450.8

Liabilities subject to compromise	5,988.8	6,018.5

Long-term debt	8.1	10.1
Postemployment benefits	2,230.8	2,386.8
Long-term portion of deferred income taxes	62.4	102.0
Other accrued liabilities	181.4	190.3
Minority interest in consolidated subsidiaries	32.0	32.4

Shareholders’ Deficit:
Series C ESOP preferred stock	28.0	28.0
Common stock	445.3	445.3
Additional paid-in capital	2,154.6	2,148.0
Accumulated deficit	(3,602.1)	(3,267.9)
Accumulated other comprehensive loss	(1,458.8)	(1,279.1)

Total Shareholders’ Deficit	(2,433.0)	(1,925.7)

	$7,735.1	$8,265.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net loss	$(334.2)	$(334.0)	$(189.5)
Adjustments to reconcile net loss to net cash provided from operating activities
Depreciation and amortization	344.2	335.7	307.1
Chapter 11 and Administration related reorganization expenses	138.2	99.7	97.1
Payments for Chapter 11 and Administration related reorganization expenses	(141.4)	(88.8)	(88.1)
Adjustment of assets to fair value	121.5	276.4	106.0
Restructuring charges, net	30.2	17.5	32.7
Payments against restructuring reserves	(22.3)	(36.1)	(76.7)
Asbestos charge	—	—	38.9
(Gain) loss on sale of assets and businesses	(24.0)	3.5	1.4
Gain on involuntary conversion	—	(46.1)	—
Insurance proceeds	—	102.2	—
Change in postemployment benefits, including pensions	167.7	83.4	84.6
Change in deferred taxes	(34.4)	15.8	15.5
Changes in operation assets and liabilities
(Increase) decrease in accounts receivable	(16.3)	(29.1)	50.1
(Increase) decrease in inventories	94.2	(122.7)	18.5
Increase (decrease) in accounts payable	(1.1)	82.3	(27.6)
Changes in other assets and liabilities	(3.9)	105.8	(57.6)

Net Cash Provided From Operating Activities	318.4	465.5	312.5

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(190.3)	(267.5)	(300.9)
Net proceeds from sale of property, plant and equipment	30.1	29.9	6.5
Net proceeds from sales of businesses	—	10.7	23.6

Net Cash Used By Investing Activities	(160.2)	(226.9)	(270.8)

Cash Used By Financing Activities
Increase (decrease) in short-term debt	7.6	13.4	(16.6)
Proceeds from borrowings on DIP credit facility	713.0	357.7	125.5
Principal payments on DIP credit facility	(420.0)	(400.0)	(120.2)
Proceeds from borrowings of long-term debt	—	—	1.2
Principal payments on long-term debt	(1.0)	(2.0)	(4.3)
Net change in restricted cash	(700.9)	—	—
Debt issuance fees	(4.3)	(6.5)	—

Net Cash Used By Financing Activities	(405.6)	(37.4)	(14.4)

Effect of foreign currency exchange rate fluctuations on cash	(66.0)	27.0	50.0

(Decrease) increase in cash and equivalents	(313.4)	228.2	77.3

Cash and equivalents at beginning of year	700.6	472.4	395.1

Cash and equivalents at end of year	$387.2	$700.6	$472.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Series C ESOP Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	(Millions of Dollars)
Balance at January 1, 2003	$28.0	$435.6	$2,060.5	$(2,744.4)	$(1,183.3)	$(1,403.6)
Net loss				(189.5)		(189.5)
Currency translation					355.0	355.0
Minimum pension liability					(138.0)	(138.0)
Other					(0.8)	(0.8)

Total Comprehensive Loss						26.7

Balance at December 31, 2003	28.0	435.6	2,060.5	(2,933.9)	(967.1)	(1,376.9)
Net loss				(334.0)		(334.0)
Currency translation					290.7	290.7
Minimum pension liability					(602.7)	(602.7)

Total Comprehensive Loss						(646.0)
Issuance of stock, net		9.7	87.5			97.2

Balance at December 31, 2004	28.0	445.3	2,148.0	(3,267.9)	(1,279.1)	(1,925.7)
Net loss				(334.2)		(334.2)
Currency translation					(303.8)	(303.8)
Minimum pension liability					124.1	124.1

Total Comprehensive Loss						(513.9)
Stock compensation			6.6			6.6

Balance at December 31, 2005	$28.0	$445.3	$2,154.6	$(3,602.1)	$(1,458.8)	$(2,433.0)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Financial Statement Presentation: As further discussed in Note 2 to the consolidated financial statements, “Voluntary Reorganization Under Chapter 11 and Administration,” on October 1, 2001 (the “Petition Date”), the Company and all of its wholly-owned United States (“U.S”) subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom (“U.K.”) subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring or the U.K. Restructuring are herein referred to as the “Debtors.” The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings.” The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(RTL)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in the normal course.

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. While operating as debtors-in-possession (“DIP”) under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrators or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization, scheme of arrangement, or company voluntary arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Cash and Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are stated at historical value, which approximates fair value. The Company does not generally require collateral for its trade accounts receivable.

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and the Company’s historical experience of write-offs. If not reserved through specific examination procedures, the Company’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and whether amounts are due from an OE or aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. Included in selling, general and administration (“SG&A”) expenses is bad debt expense of $4.3 million for the year ended December 31, 2005, net bad debt recoveries of $1.4 million for the year-end December 31, 2004 and bad debt expense of $13.1 million for the year ended December 31, 2003. The allowance for doubtful accounts was $43.1 million and $57.9 million at December 31, 2005 and 2004, respectively.

Federal-Mogul subsidiaries in Germany, France, Italy and Spain have entered into factoring facilities. Accounts receivable factored or discounted under these facilities were $177 million and $186 million as of December 31, 2005 and 2004, respectively, of which $159 million and $172 million, respectively, was factored without recourse. Expenses associated with receivables factored or discounted are recorded in the statement of operations as “other (income) expense, net.” Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of December 31, 2005 and 2004, the Company has outstanding factoring amounts of $19 million and $10 million, respectively, for which cash has not yet been drawn.

Inventories: Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (“LIFO”) method was used for 50% and 45% of the inventory at December 31, 2005 and 2004, respectively. The remaining inventories are recorded using the first-in, first-out (“FIFO”) method. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Long-Lived Assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, as required, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Indefinite-lived Intangible Assets: Indefinite-lived intangible assets, primarily consisting of goodwill and trademarks, are carried at historical value and not amortized. Indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist. In accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, the impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Recoverable Customer Engineering and Tooling: Pre-production tooling and engineering costs that the Company will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides the Company the noncancelable right to use the tools or the reimbursement of such costs is agreed to by the customer. Pre-production tooling costs that are owned by the Company are capitalized as part of machinery and equipment, and are depreciated over the shorter of the toolings’ expected life or the duration of the related program.

Research and Development and Advertising Costs: The Company expenses research and development costs and costs associated with advertising and promotion as incurred. Research and development expense for continuing operations was $132.7 million, $137.1 million and $122.7 million for 2005, 2004 and 2003, respectively. Advertising and promotion expense for continuing operations was $52.4 million, $44.5 million and $46.7 million for 2005, 2004 and 2003, respectively.

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

Foreign Currency Translation: Exchange adjustments related to international currency transactions and translation adjustments for international subsidiaries whose functional currency is the United States dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of operations. Translation adjustments of international subsidiaries for which the local currency is the functional currency are reflected in the consolidated balance sheets as a component of accumulated other comprehensive loss. Deferred taxes are not provided on translation adjustments as the earnings of the subsidiaries are considered to be permanently reinvested.

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

Derivative Financial Instruments: The Company is exposed to market risks, such as fluctuations in foreign currency risk and commodity price risk. To manage the volatility relating to these exposures, the Company evaluates its aggregate exposures to identify natural offsets. For exposures that are not offset within its operations, the Company may enter into derivative transactions pursuant to its risk management policies. Designation is performed on a transaction basis to support hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company’s objectives for holding derivatives are to minimize risks using the most effective and cost-efficient methods available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

New Accounting Pronouncement: On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company adopted SFAS No. 123(R) effective January 1, 2005. Prior to adoption of SFAS No. 123(R) the Company followed APB 25, Accounting for Stock Issued to Employees. Additional financial information related to the Company’s share-based payments is presented in Note 22, to the Company’s consolidated financial statements, “Stock-Based Compensation.”

Reclassifications: Certain items in the prior years’ financial statements have been reclassified to conform with the presentation used in 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Unsecured creditors, including trade creditors, of the U.S. Debtors are projected to receive cash distributions under the Plan equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate payout of all allowed unsecured claims against the U.S. Debtors does not exceed $258 million. Any excess above this amount could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive.

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

On September 26, 2005, the Administrators of the U.K. Debtors and the Plan Proponents entered into an agreement outlining the terms and conditions of distributions to the creditors of the U.K. Debtors (“U.K. Settlement Agreement”). Prior to this agreement, the Company had agreed to sell certain long-term intercompany notes held by T&N Limited (“Loan Notes”) to Deutsche Bank as a means to fund expected distributions. In December 2005, in accordance with terms of the U.K. Settlement Agreement, the Company elected to retain the Loan Notes. Concurrently, the Loan Notes were transferred from the U.K. Debtors to a combination of a newly created non-debtor wholly-owned subsidiary of the Company and the U.S. Parent, as provided in the Loan Note Sale Agreement. As the cash transferred was less than the face value of the Loan Notes, the transaction created a pre-tax loss for the U.K. Debtors and a corresponding pre-tax gain for the entities receiving these Loan Notes. In addition, the transaction created taxable income in the U.K. While the pre-tax gain and pre-tax loss is eliminated upon consolidation, these items are not eliminated from the Company’s Debtors condensed consolidated financial statements included below or the guarantor financial statements included in Note 24. A copy of the Loan Notes Sale Agreement was filed with the SEC on Form 8-K on December 15, 2005.

Under the terms of the Settlement Agreement, certain amounts of cash within the U.K. Debtor entities, including cash contributed related to the transfer of the Loan Notes above, is restricted to settle specifically identified claims and liabilities of the U.K. Debtors. Restricted cash at December 31, 2005 was $700.9 million. In addition, remaining cash of the U.K. Debtor entities is limited for the general operating use of those entities, amounting to $42 million and $425 million at December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, the Company entered into a DIP credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. The Company’s current DIP credit facility expires in December 2006, and the interest rate is either the alternate base rate (“ABR”) plus 1 1/4 percentage points or the London Inter-Bank Offered Rate (“LIBOR”) plus 2 1/4 percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus  1/2 percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

The Company’s available borrowings under the current DIP credit facility are determined by the underlying collateral at any point in time, consisting of domestic inventories and domestic accounts receivable. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. Amounts available and outstanding on the DIP credit facility are further discussed in Note 13 to the consolidated financial statements, “Debt.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In the U.S., the Bankruptcy Court further ordered additional adequate protection to the noteholders in the form of either cash payment of one-half of one percent (0.5%) of the outstanding notes per year or the granting of an administrative expense claim pursuant to Section 507(b) of the Bankruptcy Code in the amount of one percent (1.0%) of the outstanding notes per year. The Company has elected to grant an administrative expense claim in favor of the noteholders for this additional adequate protection. All adequate protection administrative expense claims inured in favor of the noteholders are provisional in nature and subject to challenge by all parties-in-interest to the Restructuring Proceedings. Thus, the ultimate amount and related payment terms, if any, for these administrative expense claims will be established in connection with the Restructuring Proceedings. Accordingly, such additional administrative expense claims, approximating $89 million as of December 31, 2005, have not been recorded in the accompanying financial statements.

Financial Statement Presentation

Virtually all of the Company’s pre-petition debt is in default. At December 31, 2005, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise.” This includes debt outstanding of $1,961.5 million under the pre-petition Senior Credit Agreements and $2,117.4 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $29.1 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

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

Liabilities subject to compromise include the following:

	December 31
	2005	2004
	(Millions of Dollars)
Debt	$4,049.8	$4,026.9
Asbestos liabilities	1,532.4	1,584.0
Accounts payable	202.6	204.5
Company-obligated mandatorily redeemable securities	114.6	114.6
Interest payable	44.0	43.9
Environmental liabilities	24.7	23.6
Other accrued liabilities	20.7	21.0

Subtotal	5,988.8	6,018.5
Intercompany payables to affiliates	3,169.6	3,301.3

	$9,158.4	$9,319.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On May 2, 2005, the Company entered into a Surety Claims Settlement Agreement with the Center for Claims Resolution (“CCR”) and various surety bondholders whereby in fulfillment of all claims made by the CCR, $29 million was placed into escrow for use by the CCR to fund i) settlements that have already occurred or have yet to occur of up to $26 million and ii) CCR expenses of $3 million. In exchange for a secured claim against the Company and in connection with the pre-petition lenders, the surety bondholders allowed the exercise of the surety bonds in the amount of $28 million. The remaining $1 million was funded from an outstanding letter of credit. The CCR settlement agreement cancels the remaining face amount of the surety bonds and gives the surety bondholders an entitlement to adequate protection upon full payment of the net bond draw of $28 million. Accordingly, the surety bondholders will receive monthly payments of interest on the net bond draw at a rate of LIBOR plus 2 percentage points until the earlier of the effective date of the Plan or the occurrence of certain specified termination events.

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

Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Professional fees directly related to the filing	$76.9	$92.5	$70.4
Critical employee retention costs	13.1	10.3	8.2
Other direct costs	27.5	15.4	18.5
Deutsche Bank break fee	20.7	—	—
Gain on settlement of outstanding claim	—	(18.5)	—

	$138.2	$99.7	$97.1

In December 2005 and in accordance with terms of the Settlement Agreement noted above, Federal-Mogul elected to retain the Loan Notes instead of selling those Loan Notes and as a result, the Company incurred and paid a $20.7 million “break fee” for not consummating the Loan Notes sale that is included in the Chapter 11 and Administration related reorganization expenses.

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

Approximately 10,620 proofs of claim totaling approximately $158.7 billion alleging a right to payment from a Debtor were filed in connection with the March 3, 2003 bar date as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

•	Approximately 2,200 claims, totaling approximately $142.1 billion, which the Company believes should be disallowed by the Bankruptcy Court primarily because these claims appear to be duplicative or unsubstantiated claims.

•	Approximately 400 claims, totaling approximately $8.1 billion, are associated with asbestos-related contribution, indemnity, or reimbursement claims. Based upon its preliminary review, the Company believes that a large number of these claims should be disallowed as contingent contribution or reimbursement claims.

•	Approximately 120 claims, totaling approximately $7.3 billion, represent bank and note-holder debt claims. The Company has previously recorded approximately $4.3 billion for these claims, which is included in the financial statement caption “Liabilities subject to compromise.” The Company believes amounts in excess of its books and records are duplicative and will ultimately be resolved in the consensual plan of reorganization.

•	Approximately 3,800 claims, totaling approximately $200 million, are alleging asbestos-related property damage. Based on its review, the Company believes most of these claims are duplicative or unsubstantiated. The Company has entered into a stipulation with certain claimants that will result in the withdrawal of approximately 1,200 of these claims with prejudice. This stipulation is subject to and pending the approval of the Bankruptcy Court.

•	Approximately 2,000 claims, totaling approximately $40 million, have been reviewed and are deemed allowed by the Company. The liability for such claims is included within the financial statement caption “Liabilities subject to compromise.”

The Company has not completed its evaluation of the approximate remaining 2,100 claims, totaling approximately $1.0 billion, alleging rights to payment for financing, environmental, trade accounts payable and other matters. The Company continues to investigate these unresolved proofs of claim, and intends to file objections to the claims that are inconsistent with its books and records. As of December 31, 2005, the Debtors have filed objections to more than 5,200 proofs of claim, and have obtained stipulations or orders involving approximately 2,300 claims, which (i) reduce the filed claims to an amount that is consistent with the Debtors books or records, (ii) completely disallow the claims, or (iii) withdraw the claims.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Debtors’ Condensed Consolidated Statements of Operations

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Net sales	$3,755.3	$3,621.5	$3,372.3
Cost of products sold	3,231.6	3,033.3	2,771.3

Gross margin	523.7	588.2	601.0

Selling, general and administrative expenses	564.0	599.0	565.0

Adjustment of assets to fair value	56.0	224.2	62.3
Asbestos charge	—	—	38.9
Restructuring expense, net	18.2	7.5	3.7
Interest expense, net	130.1	95.4	94.8
Chapter 11 and Administration related reorganization expenses	138.2	99.7	97.1
Gain on involuntary conversion	—	(46.1)	—
Interest income from non-filers	(348.8)	(358.1)	(332.2)
Loss on U.K. settlement	297.6	—
Other (income) expense, net	(95.1)	(30.0)	(28.7)

Earnings (loss) from continuing operations before income taxes and earnings (loss) of non-Debtor subsidiaries	(236.5)	(3.4)	100.1
Income tax expense	77.2	44.5	22.8

Earnings (loss) from continuing operations before earnings (loss) of non-Debtor subsidiaries	(313.7)	(47.9)	77.3
Earnings (loss) from continuing operations of non-Debtor subsidiaries	(20.6)	(277.6)	(245.9)

Loss from continuing operations	(334.2)	(325.5)	(168.6)
Earnings (loss) from discontinued operations, net of income taxes, Debtors	—	0.8	(18.3)
Loss from discontinued operations, net of income taxes, non-Debtors	—	(9.3)	(2.6)

Net loss	$(334.2)	$(334.0)	$(189.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Debtors’ Condensed Consolidated Balance Sheets

	December 31
	2005	2004
	(Millions of Dollars)
ASSETS
Current Assets:
Cash and equivalents	$53.8	$433.5
Restricted cash	700.9	—
Accounts receivable, net	596.0	582.8
Accounts receivable, non-Debtors	489.9	458.0
Inventories, net	438.5	483.6
Prepaid expenses	89.6	101.9

Total Current Assets	2,368.7	2,059.8

Property, plant and equipment, net	919.0	1,016.4
Goodwill and indefinite-lived intangible assets	1,109.3	1,183.5
Definite-lived intangible assets, net	244.1	280.3
Asbestos-related insurance recoverable	777.4	853.8
Loans receivable from and investments in non-Debtors	4,382.8	4,803.6
Other noncurrent assets	366.6	402.1

	$10,167.9	$10,599.5

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt, including current portion of long-term debt	$570.7	$277.8
Accounts payable and accrued compensation	262.6	269.1
Accounts payable, non-Debtors	334.4	249.0
Other accrued liabilities	270.7	256.4

Total Current Liabilities	1,438.4	1,052.3

Postemployment benefits	1,890.1	2,033.5
Other accrued liabilities	114.0	119.6
Liabilities subject to compromise	9,158.4	9,319.8
Shareholders’ deficit	(2,433.0)	(1,925.7)

	$10,167.9	$10,599.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Debtors’ Condensed Consolidated Statements of Cash Flows

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Net Cash Provided From Operating Activities	$162.0	$281.4	$154.0

Cash Used By Investing Activities
Expenditures for property, plant and equipment	(83.7)	(118.9)	(109.8)
Net proceeds from sales of businesses	—	8.2	20.7

Net Cash Used By Investing Activities	(83.7)	(110.7)	(89.1)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on DIP credit facility	713.0	357.7	125.5
Principal payments on DIP credit facility	(420.0)	(400.0)	(120.2)
Net change in restricted cash	(700.9)	—	—

Net Cash Provided From (Used by) Financing Activities	(407.9)	(42.3)	5.3

Effect of foreign currency exchange rate fluctuations on cash and equivalents	(50.1)	23.6	21.7

Increase (decrease) in cash and equivalents	(379.7)	152.0	91.9

Cash and equivalents at beginning of year	433.5	281.5	189.6

Cash and equivalents at end of year	$53.8	$433.5	$281.5

3. Adjustment of Assets to Fair Value

Definite-Lived Long-Lived Assets

The Company recorded impairment charges of $75.1 million, $82.7 million, and $23.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, to adjust definitive-lived long-lived assets to their estimated fair values in accordance with SFAS No. 144. The charges by reporting segment are as follows:

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Powertrain	$41.4	$72.7	$14.3
Sealing Systems	5.1	3.1	0.3
Vehicle Safety and Performance	9.1	3.3	3.9
Aftermarket Products and Services	19.5	3.4	4.9
Corporate	—	0.2	—

	$75.1	$82.7	$23.4

2005 Impairments

Powertrain:

•	The total charge of $41.4 million during 2005 includes $31.6 million to write down property, plant and equipment related to the Company’s Powertrain transmission operations in France. This operation is comprised of four facilities that manufacture transmission and gear components primarily for sale to OE customers. These businesses were first impaired in 2004 due to manufacturing inefficiencies and difficulties in product commercialization, leading to insufficient future cash flows to support the carrying value of fixed assets at that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

time. Due to declines in cash flows at a rate exceeding 2004 projections, an additional impairment was required as of December 31, 2005.

•	The Company also recorded $7.9 million in impairment charges for two camshaft operations located in the United Kingdom. The impairments reflect a revaluation of future expected cash flows primarily due to anticipated lower volumes for these facilities.

Vehicle Safety and Performance:

•	The Company announced the closure of its Scottsville, KY brake lining facility, with the transfer of associated production to other facilities in Glasgow, KY, Winchester, VA, and Smithville, TN. The Scottsville facility also served as a distribution point for heavy duty blocks and linings to the Aftermarket. This activity will be transferred to the Smyrna, TN Aftermarket distribution facility. As a result of these actions, the buildings and associated production equipment have been impaired by a total of $7.9 million to their estimated realizable values.

Aftermarket Products and Services:

•	The Company recorded an impairment charge of $9.5 million for the impairment of assets in Century, Missouri, a foundry and machining brake and chassis location. This impairment is due to other than temporary declines in sales volumes and profitability at this facility. The Company also recorded a charge of $6.1 million for the impairment of assets of the Upton, UK Aftermarket spark plug manufacturing operation. The Company announced the closure of its Upton facility during December 2005 in an effort to reduce excess capacity and consolidate locations.

Sealing Systems:

•	The Sealing System segment recorded an impairment of $5.1 million at its Bretten, Germany location relating entirely to the building. This impairment was determined by the expected future cash flows of these facilities as compared to the carrying value of property plant and equipment.

2004 Impairments

Powertrain:

•	The total charge of $72.7 million during 2004 includes $20.0 million to write down property, plant and equipment related to the Company’s Powertrain transmission operations in France. This operation is comprised of four facilities that manufacture transmission and gear components primarily for sale to OE customers. High labor content, difficulties in commercialization of new product technology, and continued manufacturing inefficiencies resulted in a revaluation of the expected future cash flows of these facilities as compared to the carrying value of property plant and equipment.

•	The Company also recorded $19.0 million in impairment charges for two camshaft operations located in the United Kingdom. The impairment reflects a revaluation of future expected cash flows primarily due to anticipated lower volumes for these facilities.

•	The Company recorded $9.0 million, $7.8 million, $5.8 million and $4.7 million of impairment charges on property, plant and equipment located in piston manufacturing facilities in the United States, Italy, Poland and China, respectively. The United States impairment reflects the write-down of fixed assets to estimated disposition value related to the announcement of the closure and relocation of a piston manufacturing facility to other facilities primarily in the United States and Mexico. This closure is anticipated to be completed in 2005. The Italy, Poland and China impairments are due to other than temporary declines in sales and estimated future cash flows.

Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services:

•	The Company recorded impairment charges of $3.1 million, $3.3 million, and $3.4 million for impairment charges on facilities in each of the Sealing Systems, Vehicle Safety and Performance, and Aftermarket Products and Services reporting segments, respectively. Each of these facilities is located in Europe. These impairments are due to other than temporary declines in sales volumes and profitability at those facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

2003 Impairments

The total charge of $23.4 million during 2003 includes $14.3 million net write down of Powertrain property, plant and equipment. In addition, the Company recorded $9.1 million of impairment charges on property, plant and equipment located in various manufacturing facilities in Europe to be held. The fair value of property, plant and equipment was based upon estimated discounted future cash flows and estimates of salvage value.

Goodwill and Other Intangible Assets

At December 31, 2005 and 2004, goodwill and other intangible assets consist of the following:

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-lived Intangible Assets
Developed technology	$339.1	$(112.0)	$227.1	$368.9	$(107.6)	$261.3
Intangible pension asset	41.2	—	41.2	52.3	—	52.3
Other	57.6	(36.3)	21.3	58.8	(37.1)	21.7

	$437.9	$(148.3)	$289.6	$480.0	$(144.7)	$335.3

Goodwill and Indefinite-lived Intangible Assets
Goodwill			$1,023.6			$1,114.9
Trademarks			165.9			168.8

			$1,189.5			$1,283.7

The Company expects that amortization expense for its definite-lived intangible assets for each of the years between 2006 and 2010 will be approximately $17 million.

As of October 1, 2005, the Company performed its annual impairment analysis as required by SFAS No. 142 and recorded an impairment charge in the Bearings operating unit of $46.4 million to adjust the carrying value of goodwill to estimated fair value. The estimated fair value of the reporting unit was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. Although the Bearings operating unit is in the initial phases of a restructuring process, the 2005 impairment charge is attributable to continued price reduction pressure, high steel prices and an asset intensive operation.

As of October 1, 2004, the Company performed its annual impairment analysis as required by SFAS No. 142 and recorded an impairment charge in the Sealing Systems operating unit of $193.7 million to adjust the carrying value of goodwill to estimated fair value. The estimated fair value of the reporting unit was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. The 2004 impairment charge is primarily attributable to a decrease in the operating unit’s estimated fair value based upon the effect of market conditions on current operating results and on management’s projections of future financial performance. During the second quarter of 2005, the Company completed its phase two impairment analysis, which included asset valuation and allocation procedures. Based upon this analysis, the goodwill impairment charge recorded during 2004 was reduced by $7.7 million to $186 million to reflect the amount of implied goodwill associated with the Sealing Systems reporting unit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A summary of the impairment charges for goodwill and other intangible assets by reporting segment pursuant to the provisions of SFAS No. 142 is as follows:

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Powertrain	$46.4	$—	$70.5
Sealing Systems	—	193.7	—

	$46.4	$193.7	$70.5

4. Restructuring

The Company defines restructuring expense to include costs directly associated with exit or disposal activities accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other postemployment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

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

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Company reversed approximately $3 million, $6 million and $21 million of previously recorded reserves in 2005, 2004 and 2003, respectively. Such reversals are recorded consistent with SEC Staff Accounting Bulletin No. 100 and result from actual costs at program completion being less than costs estimated at the commitment date. Subsequent to its filing for Chapter 11 bankruptcy protection, principally during 2003 the Company was able to achieve more favorable resolution of leases and other contractual arrangements than estimated as of the commitment dates. Additionally, the Company also experienced a higher rate of voluntary employee attrition subsequent to filing Chapter 11, resulting in lower severance costs than estimated as of the commitment dates.

Management expects to finance these restructuring programs through cash generated from its ongoing operations or through cash available under its existing DIP facility, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse impact on its liquidity position.

The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to lower cost markets, and generally fall into one of the following categories:

1.	Closure of facilities and relocation of production – In connection with the Company’s strategy, certain operations have been closed and related production relocated to best cost geographies or to other locations with available capacity.

2.	Consolidation of administrative functions and standardization of manufacturing processes – As part of its productivity initiative, the Company has acted to consolidate its administrative functions and change its manufacturing processes to reduce selling, general and administrative costs and improve operating efficiencies through standardization of processes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is a summary of the Company’s consolidated restructuring reserves and related activity for 2005, 2004 and 2003. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Balance at January 1, 2003	$32.0	$9.1	$15.2	$14.1	$7.0	$77.4
Provisions	28.1	5.9	1.8	17.1	0.6	53.5
Reversals	(1.6)	(1.5)	(10.5)	(4.0)	(3.2)	(20.8)
Payments	(33.0)	(11.6)	(6.3)	(20.9)	(0.9)	(72.7)
Foreign currency	5.8	0.3	0.7	0.6	0.9	8.3

Balance at December 31, 2003	31.3	2.2	0.9	6.9	4.4	45.7
Provisions	13.0	1.7	—	6.6	1.8	23.1
Reversals	(1.0)	—	—	(0.7)	(3.9)	(5.6)
Payments	(23.6)	(0.2)	(0.7)	(10.1)	(1.3)	(35.9)
Foreign currency	(1.0)	0.1	1.4	0.2	(0.1)	0.6

Balance at December 31, 2004	18.7	3.8	1.6	2.9	0.9	27.9
Provisions	14.8	1.0	0.9	13.1	3.7	33.5
Reversals	(1.7)	(0.1)	(0.4)	(0.6)	(0.5)	(3.3)
Payments	(13.2)	(2.1)	(1.1)	(2.0)	(3.9)	(22.3)
Reclassification to post employment benefits	(5.5)	(1.2)	(0.1)	—	—	(6.8)
Foreign currency	(2.5)	(0.5)	—	(0.1)	0.4	(2.7)

Balance at December 31, 2005	$10.6	$0.9	$0.9	$13.3	$0.6	$26.3

During the year, the company reclassified certain restructuring reserves related to German early retirement (“ATZ”) programs from Restructuring reserves to Post-employment benefits. This reclassification was made in anticipation of the Emerging Issues Task Force (“EITF”) No. 05-05. This EITF recommends that certain charges related to German ATZ programs be recorded as Postemployment Benefits.

Significant restructuring activities for the year ended December 31, 2005

In addition to previously initiated restructuring activities, the Company announced a global restructuring plan (“Restructuring 2006”) as part of its global profitable growth strategy. This plan will affect approximately 25 facilities and reduce the Company’s workforce by approximately 10% by the end of 2008. The Company continues to identify and plan for the individual components of this plan, and will announce those components as plans are finalized. The first of the plant closures associated with this plan were announced during December 2005, including the closure of the Company’s facilities located in Alpignano, Italy and Upton, United Kingdom. The Company has recorded the amount of severance associated with these announced closures that is probable and estimable as of December 31, 2005, and that is not attributable to future service from the current employees. The Company has recorded $18.5 million in restructuring charges associated with Restructuring 2006, and expects to incur additional restructuring charges up to $130 million through 2008. The Company expects to achieve annual cost savings of $120 million subsequent to completion of this restructuring program.

Significant components of charges recorded in 2005 related to Restructuring 2006 are as follows:

On January 6, 2006, as part of the Company’s global profitable growth strategy designed to expand in best cost manufacturing, engineering and service locations and in key growth markets, the Company announced a restructuring plan. During the year ended December 31, 2005, the Company recorded severance charges related to the announced closures of facilities located in Alpignano, Italy and Upton, United Kingdom. In addition, severance costs related to the restructuring of the Company’s European sales force were also recorded. Details associated with significant charges are discussed below.

In addition to the Restructuring 2006 program above, the Company had previously initiated several individual location restructuring programs. The details of activity during 2005 associated with these individual location programs are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Powertrain

•	The Company recorded approximately $4 million during 2005 related to the closure and relocation of its piston operations in Alpignano, Italy to other existing European facilities with available capacity. The severance charges recorded relating to this program remain outstanding as of December 31, 2005. Expected savings associated with the project are estimated to be approximately $6 million per year. Activities and associated payments related to this program are expected to continue into 2006.

•	The Company’s North American engine bearing operations recorded restructuring charges of approximately $4 million related to their programs to transfer certain low volume production with high labor content to best cost geographies, specifically Mexico. Payments of approximately $3 million were recorded during the year, resulting in a remaining reserve of approximately $1 million as of December 31, 2005. Expected savings associated with the project are estimated to be approximately $7 million per year. Activities and associated payments related to this program are expected to continue into 2006.

•	Severance charges of approximately $3 million were recorded relating to the previously announced closure of the Company’s piston manufacturing facility in LaGrange, GA. Production at the facility is being transferred to existing manufacturing facilities with available capacity or with lower manufacturing costs in the United States and Mexico. These charges are in addition to the approximately $1 million in charges recorded in 2004. Payments of $3 million were made related to this project during the year resulting in a remaining reserve of approximately $1 million as of December 31, 2005. Expected savings associated with the project are estimated to be approximately $6 million per year. Activities and associated payments related to this program are expected to be completed in 2006.

•	During the year, the company announced the closure and relocation of its piston facility in Roodeport, South Africa to other facilities with available capacity. This restructuring activity was completed during the fourth quarter of 2005. Related employee severance costs of approximately $2 million were charged and paid during the year ended December 31, 2005. Accordingly, the Company had no remaining reserves related to this activity as of December 31, 2005. Expected future cost savings associated with this activity are estimated to be approximately $2 million per year.

Aftermarket Products and Services

•	The Company commenced a restructuring of its Aftermarket Products and Services sales and marketing functions designed to drive business growth and to improve customer focus. Through realignment of the sales force on a regional basis, the Company intends to strengthen customer relations particularly in emerging markets. Accordingly, a charge of approximately $3 million related to these activities was recorded. Payments of approximately $1 million were made against this reserve, resulting in a remaining reserve balance of $2 million as of December 31, 2005. Expected savings associated with the project are estimated to be approximately $2 million per year. Payments related to this program are expected to continue into 2006.

•	The Company announced the closure and relocation of its Upton, United Kingdom ignition facility operations to other existing manufacturing facilities with available capacity or with lower manufacturing costs, in North America, Europe and Asia. The Company recorded approximately $9 million of severance charges related to this program during the year which remain outstanding as of December 31, 2005. Expected savings associated with this activity are estimated to be approximately $9 million per year.

Corporate

•	The Company recorded severance charges of approximately $3 million related to the consolidation of certain Information Systems functions. Payments of approximately $2 million were made against this reserve. Remaining reserves as of December 31, 2005 are expected to be paid during the first quarter of 2006. this restructuring activity is being executed as part of a larger initiative to migrate the Company’s legacy systems to a common global ERP platform.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Significant restructuring activities for the year ended December 31, 2004

Powertrain

•	The Company recorded approximately $9 million of severance cost related to the closure of the Bradford, United Kingdom piston operations initially announced in 2003. This incremental severance charge has been recorded pursuant to an agreement reached with certain employees of the facility during 2004. While the closure of the Bradford facility was completed during 2004, payments related to this severance program will extend through 2014. Subsequently, payments of $1 million and $3 million were made against this provision during the years ended December 31, 2004 and 2005, respectively. As of December 31, 2005, approximately $5 million was remaining as a restructuring reserve related to this program. Expected future cost savings associated with the Bradford facility closure are estimated to be approximately $14 million per year.

•	The Company’s German engine bearing operations continued their restructuring program to transfer certain low volume production with high labor content to best cost geographies, specifically Poland. Restructuring charges of approximately $3 million were recorded during 2004 related to severance costs incurred pursuant to a statutory early retirement program. These charges are in addition to the approximately $10 million recorded. Payments of approximately $9 million, including $2 million in 2005, were made against this reserve to date. At December 31, 2005, the Company transferred the remaining reserves of approximately $4 million related to these activities to Postemployment Benefits. While the transfer of production was completed during 2004, payment of employee severance costs is expected to continue through 2008. Expected savings associated with this activity are estimated to be approximately $8 million per year.

Aftermarket Products and Services

•	The Company initiated the relocation of its ignition operations in Naas, Ireland to existing facilities located in Burlington, Iowa and Carpi, Italy. This restructuring activity was completed during the third quarter of 2004. Related employee severance costs of approximately $6 million were charged and paid during the year ended December 31, 2004. Expected future cost savings associated with this activity are estimated to be approximately $2 million per year.

Significant restructuring activities for the year ended December 31, 2003

Powertrain

•	The Company announced the closure and relocation of its Bradford, United Kingdom piston operations to other existing European manufacturing facilities with available capacity or with lower manufacturing costs. The Company recorded approximately $14 million of severance charges related to this program during the year ended December 31, 2003. Subsequently, payments of $1 million and $13 million were made against this provision during the years ended December 31, 2003 and 2004, respectively. The Company had remaining reserves of approximately $13 million as of December 31, 2003 and since closure of this facility has been completed during 2004, no reserve is remaining as of December 31, 2004 related to these costs. Expected savings associated with this activity are estimated to be approximately $14 million per year.

•	The Company incurred severance charges of approximately $4 million to eliminate redundancies across its operations in France related to changes in administrative and manufacturing processes. Payments of approximately $3 million and $1 million were made during the years ended December 31, 2003 and 2004, respectively. At December 31, 2003 the Company had remaining reserves of $1 million related to these activities. Expected savings associated with these activities are estimated to be approximately $3 million per year.

•	Restructuring charges of approximately $2 million were recorded to further streamline and automate administrative functions and manufacturing processes at the Company’s piston manufacturing operation in Gorzyce, Poland. These charges are in addition to similar charges of approximately $4 million recorded in 2002 and are the result of expanding the scope of the initial program. Payments of approximately $2 million were made related to this program in 2003. Expected savings associated with this activity are estimated to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

approximately $3 million per year.

•	The Company’s German engine bearing operations continued their restructuring programs to transfer certain low volume production with high labor content to best cost geographies, specifically Poland. Restructuring charges of approximately $4 million were recorded in 2003. These charges were in addition to $2 and $4 million recorded for the same program during the years ended December 31, 2002 and 2001, respectively. Payments of approximately $2 million for each of the years ended December 31, 2003 and 2002 were recorded. Approximately $6 million was recorded as a restructuring reserve related to this program as of December 31, 2003.

•	The Company recorded approximately $1 million during 2003 related to the previously announced closure and relocation of its piston ring operations in Sunderland, United Kingdom to other existing European facilities with available capacity. This amount was in addition to restructuring charges of $6 million recorded during the year ended December 31, 2002, related to the same program. Payments of approximately $5 million and $2 million were made during the years ended December 31, 2003 and 2002, respectively. This closure and relocation project was completed and all amounts were paid during 2003, accordingly, no reserves remain as of December 31, 2003.

Sealing Systems

•	The Company recorded approximately $3 million related to the closure of its Sealing Systems operations in Cardiff, Wales. Production from this facility was relocated to other existing European manufacturing facilities with available capacity or with lower cost to manufacture. This amount was in addition to previously recorded restructuring charges related to the same program of $4 million and $5 million during the years ended December 31, 2002 and 2001, respectively. Payments of approximately $9 million and $3 million were made in 2003 and 2002, respectively, relating to this project. This project was completed during 2003 and all related payments were made, accordingly no reserve was remaining as of December 31, 2003. Expected savings associated with this activity are estimated to be approximately $2 million per year.

Vehicle Safety and Performance

•	Reserve reversals of approximately $11 million were recorded related to the planned closure of certain North American vehicle safety and performance facilities. Such reserves were initially recorded during 2001. The reversal resulted from the Company’s decision not to complete closure of all facilities as originally intended. This decision resulted from delays in the closure due to execution difficulties and protracted negotiations with organized labor unions. During 2002 the Company began to experience a substantial increase in demand for its friction products largely due to the successful introduction of a new aftermarket friction product by the Company. Pursuant to the need for additional manufacturing capacity and successful negotiations with the UAW, a decision was made during the 4th quarter 2003 not to close all facilities as initially planned.

Aftermarket Products and Services

•	The Company relocated its ignition production from Aubange, Belgium to Upton, England and recorded related severance and exit costs of approximately $10 million. The relocation of this production was completed during 2003. Payments of related severance and exit costs of approximately $8 million and $1 million were made during the years ended December 31, 2003 and 2004, respectively. As of December 31, 2003 and 2004 remaining reserves related to this activity approximated $2 million and $1 million, respectively. Expected savings associated with this activity are estimated to be approximately $5 million per year.

•	Restructuring charges of $3 million were recorded related to the previously announced consolidation of distribution operations at the Company’s Aftermarket distribution facility located in Gif sur Yvette, France into its central European distribution facility in Belgium. This restructuring charge is in addition to a previously recorded amount of $2 million, which was recorded in 2002. Payment of related severance costs of approximately $3 million and $1 million were made during the year ended December 31, 2003 and 2002, respectively. At December 31, 2003, the Company had approximately $1 million remaining reserves related to this activity. The consolidation was completed during 2003 and remaining reserve amounts were paid during 2004. Expected savings associated with this activity are estimated to be approximately $5 million per year. Consolidation of these facilities was completed in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The Company settled its claim with its insurance carrier and recorded this settlement during 2004, resulting in cash proceeds of $102.2 million and the recognition of a gain on involuntary conversion of $46.1 million.

6. Other (Income) Expense, Net

The specific components of “other (income) expense, net” are provided in the following table:

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Amortization of intangible assets	$17.5	$17.2	$16.9
Foreign currency exchange	12.1	5.6	(2.6)
Royalty income	(6.8)	(3.9)	(4.9)
Accounts receivable discount expense	3.7	3.6	2.7
(Gain) loss on sale of assets	(24.9)	0.1	(6.5)
Adjustment of 2004 goodwill impairment charge	(7.7)	—	—
Other insurance recoveries	—	(4.0)	—
Other	(17.8)	(14.6)	(5.2)

	$(23.9)	$4.0	$0.4

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

During 2004, the Company completed the following divestitures of non-core businesses:

•	During July 2004, the Company completed the divestitures of its large bearing operations in Pinetown, South Africa and Uslar, Germany.

•	During December 2004, the Company divested its transmission operations located in Dayton, Ohio.

During 2003, the Company completed the following divestitures of non-core businesses:

•	During April 2003, the Company completed the divestitures of its U.S. camshaft operations and the majority of its original equipment lighting operations. The divested U.S. camshaft operations include manufacturing operations in Grand Haven, Michigan and Orland, Indiana, as well as the Company’s share of an assembled camshaft joint venture operation in Grand Haven. The original equipment lighting divestitures include operations in Matamoros, Mexico; Brownsville, Texas; and Toledo, Ohio.

•	During September 2003, the Company divested operations located in Hampton, Virginia and Solon, Ohio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Further information related to the Company’s discontinued operations is as follows:

	Year Ended December 31
	2004	2003
	(Millions of Dollars)
Net sales	$17.0	$90.9
Cost of products sold	22.5	82.5

Gross margin	(5.5)	8.4
Selling, general and administrative expenses	2.3	5.6
Restructuring charges	0.2	3.3
Adjustment of assets to fair value	—	12.1
Net loss (gain) on divestitures	1.7	6.8
Other expense, net	0.7	1.1

Loss before income taxes	(10.4)	(20.5)
Income tax expense (benefit)	(1.9)	0.4

Loss from discontinued operations, net of income taxes	$(8.5)	$(20.9)

At December 31, 2005, no businesses were held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

8. Financial Instruments

Foreign Currency Risk

Certain forecasted and recorded transactions and assets and liabilities are exposed to foreign currency risk. The Company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro, British pound, Japanese yen and Canadian dollar. Options used to mitigate foreign currency risk associated with a portion of forecasted transactions, for up to twelve months in the future, are designated as cash flow hedging instruments. Options and forwards used to hedge certain booked transactions and assets and liabilities are not designated as hedging instruments under SFAS 133 as they are natural hedges. The effect of changes in the fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during 2005, 2004 and 2003. The Company did not have any foreign currency hedge contracts outstanding at December 31, 2005 and 2004.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts used to mitigate commodity price risk associated with raw materials, for up to eighteen months in the future, are designated as cash flow hedging instruments. These instruments are intended to offset the effect of changes in raw materials prices on forecasted purchases. The Company had 27 commodity price hedge contracts outstanding with a combined notional value of $21.6 million at December 31, 2005, and three commodity price hedge contracts outstanding with a combined notional value of $6.5 million at December 31, 2004. Unrealized amounts related to outstanding contracts were not material at December 31, 2005 or 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other

For derivatives designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material effect on operations for 2005, 2004 or 2003. No fair value hedges or cash flow hedges were re-designated or discontinued during 2005, 2004 or 2003.

Derivative gains and losses included in Other Comprehensive Income are reclassified into operations at the time forecasted transactions are recognized. Such amounts were not material in 2005, 2004 or 2003.

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

Fair Value of Financial Instruments

At December 31, 2005 and 2004, the carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable, accounts payable, and borrowings under the DIP credit facility approximate their fair values. The fair value of financial instruments included in liabilities subject to compromise are highly uncertain as a result of the Restructuring Proceedings.

9. Inventory

Cost determined by the last-in, first-out (LIFO) method was used for 50% and 45% of the inventory at December 31, 2005 and 2004, respectively. If inventories had been valued at current cost, amounts reported would have been increased by $73.0 million and $69.4 million as of December 31, 2005 and 2004, respectively. The carrying value of inventories has also been reduced for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Inventory quantity reductions resulting in liquidations of certain LIFO inventory layers decreased net loss by $0.2 million ($0.00 per diluted share) in 2004 and decreased net loss by $2.1 million ($0.02 per diluted share) in 2003.

Inventories consisted of the following:

	December 31
	2005	2004
	(Millions of Dollars)
Raw materials	$155.6	$185.8
Work-in-process	141.7	157.7
Finished products	574.6	680.1

	871.9	1,023.6
Valuation reserves	(63.8)	(70.7)

	$808.1	$952.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

10. Property, Plant and Equipment

Depreciation expense for continuing operations for the years ended December 31, 2005, 2004 and 2003, was $310.8 million, $306.6 million and $276.0 million, respectively.

Property, plant and equipment consisted of the following:

	Estimated Useful Life	December 31
		2005	2004
		(Millions of Dollars)
Land	—	$98.7	$119.2
Buildings and building improvements	24 -40 years	542.1	582.2
Machinery and equipment	3 - 12 years	2,995.9	3,198.2

		3,636.7	3,899.6
Accumulated depreciation		(1,633.6)	(1,535.7)

		$2,003.1	$2,363.9

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows (in millions of dollars):

2006	$24.0
2007	18.8
2008	14.9
2009	10.2
2010	8.3
Thereafter	21.6

$97.8

Total rental expense for continuing operations under operating leases for the years ended December 31, 2005, 2004 and 2003 was $48.3 million, $48.3 million and $40.2 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

11. Investments in Non-Consolidated Affiliates

The Company maintains investments in 20 non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $159 million and $160 million at December 31, 2005 and 2004, respectively, and is included in the consolidated balance sheets as “other noncurrent assets.” The Company’s equity in the earnings of such affiliates amounted to approximately $38 million, $36 million and $27 million for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005 these entities generated sales of approximately $690 million, net income of approximately $88 million and at December 31, 2005 had total net assets of approximately $360 million. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts, including pistons, pins, piston rings, and cylinder liners, to original equipment (“OE”) and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of December 31, 2005, the total amount of the contingent guarantee, were all triggering events to occur, approximated $52 million. Management believes that this contingent guarantee is substantially less than the estimated current fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

value of the guarantees’ interest in the affiliate. Management also believes that exercise of the put option is not reasonably likely within the foreseeable future. However, if this put option is exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity.

12. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31
	2005	2004
	(Millions of Dollars)
Accrued compensation	$228.0	$255.5
Accrued income taxes	90.1	75.9
Accrued rebates	81.5	73.2
Accrued Chapter 11 and Administration expenses	41.7	44.8
Restructuring reserves	26.3	27.9
Non-income taxes payable	21.4	34.5
Accrued product returns	19.3	20.4
Accrued professional services	16.3	12.7
Accrued warranty	11.4	14.8

Total current accrued liabilities	$536.0	$559.7

13. Debt

Long-term debt consisted of the following:

	December 31
	2005	2004
	(Millions of Dollars)
DIP credit facility	$570.7	$277.7
Other	44.1	42.0

	614.8	319.7
Less: current maturities included in short-term debt	(606.7)	(309.6)

Total long-term debt	$8.1	$10.1

Due to the Restructuring Proceedings (see Note 2), pre-petition long-term debt of the Debtors has been reclassified to the caption “Liabilities subject to compromise” in the consolidated balance sheets. The following is the long-term debt included in liabilities subject to compromise:

	December 31
	2005	2004
	(Millions of Dollars)
Senior Credit Agreements:
Term loans	$788.5	$788.5
Multi-currency revolving credit facility	1,173.0	1,149.3
Notes due 2004 — 7.5%, issued in 1998	239.8	239.8
Notes due 2006 — 7.75%, issued in 1998	391.9	391.9
Notes due 2006 — 7.375%, issued in 1999	394.0	394.0
Notes due 2009 — 7.5%, issued in 1999	562.2	562.2
Notes due 2010 — 7.875%, issued in 1998	340.4	340.4
Medium-term notes due between 2002 and 2005 — average rate of 8.8%, issued in 1994 and 1995.	84.0	84.0
Senior notes due 2007 — rate of 8.8%, issued in 1997	103.3	103.3
Other	1.8	2.6

	4,078.9	4,056.0
Less: debt issuance fees	(29.1)	(29.1)

Total debt included in liabilities subject to compromise	$4,049.8	$4,026.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In accordance with SOP 90-7, the Company ceased recording interest expense on its outstanding Notes, Medium-term notes, and Senior notes effective October 1, 2001. The Company’s contractual interest not accrued or paid in 2005, 2004 and 2003 was $151.4 million, $152.5 million and $162.8 million, respectively. The Company continues to accrue and pay the contractual interest on the Senior Credit Agreement in the month incurred, totaling $109.7 million, $75.8 million and $71.4 million in 2005, 2004 and 2003, respectively.

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

In the U.S., the Bankruptcy Court further ordered additional adequate protection to the noteholders in the form of either cash payment of one-half of one percent (0.5%) of the outstanding notes per year or the granting of an administrative expense claim pursuant to Section 507(b) of the Bankruptcy Code in the amount of one percent (1.0%) of the outstanding notes per year. The Company has elected to grant an administrative expense claim in favor of the noteholders for this additional adequate protection. All adequate protection administrative expense claims inured in favor of the noteholders are provisional in nature and subject to challenge by all parties-in-interest to the Restructuring Proceedings. Thus, the ultimate amount and related payment terms, if any, for these administrative expense claims will be established in connection with the Restructuring Proceedings. Accordingly, such additional administrative expense claims, approximating $89 million as of December 31, 2005, have not been recorded in the accompanying financial statements.

In November 2005, the Company amended and restated its existing DIP Facility, increasing the overall size of the financing facility from $500 million to $775 million and extending the term of the post-petition financing through December 9, 2006 (“Amended DIP Facility”). The Amended DIP Facility consists of a $500 million revolving credit facility (“Revolving Credit Facility”) and a new $275 million term loan facility (“New Term Loan Facility”). The proceeds of the New Term Loan Facility were used primarily to supplement the funding necessary for the Company and one of its subsidiaries to purchase certain Loan Notes pursuant to the U.K. Settlement Agreement and for general corporate purposes.

The Revolving Credit Agreement has an interest rate of either the ABR plus 1 1/4 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2 1/4 percentage points. Interest on the New Term Loan accrues at a rate of either the ABR plus 1 percentage point or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2 percentage points. ABR is the greater of either the bank’s prime rate or the federal funds rate plus  1/2 percentage point.

The Amended DIP facility is secured by the Company’s domestic assets and the Amended DIP lenders received permission from the lenders of the Senior Credit Agreements to have a priority over their collateral interest. The New Term Loan Facility has a first priority lien in the domestic fixed assets of the Company and a second priority lien in the Company’s domestic current assets and the Revolving Credit Facility has a first priority lien in the Company’s domestic current assets and a second priority lien in its domestic fixed assets. Availability under the Company’s Revolving Credit Facility is determined by the underlying collateral borrowing base at any point in time, consisting of the Company’s domestic inventories and domestic accounts receivable. The borrowing base available to the Company is calculated weekly based on the value of this underlying collateral. Commitments available under the Amended DIP facility is mandatorily reduced by a portion of proceeds from certain future assets or business divestitures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The total commitment and amounts outstanding on the DIP credit facilities are as follows:

	December 31
	2005	2004
	(Millions of Dollars)
Contractual commitment:
Revolving credit facility	$500.0	$500.0
Term loan facility	275.0	—
Mandatory commitment reductions	—	—

Current commitment	$775.0	$500.0

Outstanding:
Revolving credit facility	$295.7	$277.7
Term loan facility	275.0	—
Letters of credit	24.2	45.3

Total outstanding	$594.9	$323.0

Borrowing Base on Revolving credit facility
Current borrowings	295.7	277.7
Letters of credit	24.2	45.3
Available to borrow	174.2	177.0

Total borrowing base	$494.1	$500.0

The amended DIP credit facility contains restrictive covenants. The more significant of these covenants include the maintenance of certain levels of earnings before interest, taxes, depreciation and amortization and limitations on quarterly capital expenditures. Additional covenants include, but are not limited to, restrictions on the early retirement of debt, additional borrowings, payment of dividends and the sale of assets or businesses.

At December 31, 2005 and 2004, the Company had $76.2 million and $100.7 million, respectively, of letters of credit outstanding under its DIP and pre-petition credit facilities. To the extent letters of credit associated with the DIP credit facility are issued, there is a corresponding decrease in borrowings available under the facility.

The Company has pledged 100% of the capital stock of certain U.S. subsidiaries, 65% of capital stock of certain foreign subsidiaries and certain intercompany loans to secure the Senior Credit Agreements of the Company. Certain of such pledges also extend to the Notes, Medium-Term Notes and Senior Notes. In addition, certain subsidiaries of the Company have guaranteed the senior debt (refer to Note 24, “Consolidating Condensed Financial Information of Guarantor Subsidiaries”).

The weighted average interest rate for the Company’s short-term debt was approximately 6.5% and 4.7% as of December 31, 2005 and 2004, respectively. Interest paid in 2005, 2004 and 2003 was $155.4 million, $119.0 million and $119.5 million, respectively.

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

The shares of the TCP Securities are convertible, at the option of the holder, into the Company’s common stock at an equivalent conversion price of $51.50 per share, subject to adjustment in certain events. The TCP Securities and the Debentures became redeemable, at the option of the Company, on or after December 6, 2000 at a redemption price, expressed as a percentage of principal, which is added to accrued and unpaid interest. The redemption price range is from 104.2% on December 6, 2000 to 100.0% after December 1, 2007. All outstanding TCP Securities and Debentures are required to be redeemed by December 1, 2027. There were no redemptions of securities in 2005. In 2004, the holders of the TCP Securities redeemed 1,984,136 preferred shares for 1,926,398 shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The effect was an increase to common stock of $9.7 million and an increase to paid in capital of $87.5 million.

Distributions on the TCP Securities are cumulative and are due quarterly in arrears at an annual rate of 7.0%. As a result of the Restructuring Proceedings, the Company is in default to its affiliate holder of its convertible junior subordinated debentures and is no longer accruing expense or making interest payments on the debentures. As a result, the affiliate no longer has the funds available to pay distributions on the Company Mandatorily Redeemable Preferred Securities and ceased paying such distributions in October 2001. The affiliate is in default on the Company Mandatorily Redeemable Preferred Securities. The Company is a guarantor of its subsidiary’s debentures, and has classified these debentures as liabilities subject to compromise in the December 31, 2005 and 2004 consolidated balance sheets.

15. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following:

	December 31
	2005	2004
	(Millions of Dollars)
Foreign currency translation	$25.4	$(278.4)
Additional minimum liability for pension plans	1,433.4	1,557.5

	$1,458.8	$1,279.1

16. Capital Stock and Preferred Share Purchase Rights

The Company’s articles of incorporation authorize the issuance of 260,000,000 shares of common stock, of which 89,077,696 and 89,057,696 shares were outstanding at December 31, 2005 and 2004, respectively. The Company’s common stock is subject to a Rights Agreement under which each share has attached to it a right to purchase one one-thousandth of a share of a new series of preferred stock, at a price of $250 per right. In the event an entity acquires or attempts to acquire 10% (20% in the case of an institutional investor) or more of the then outstanding shares, each right would entitle the holder to purchase a number of shares of common stock pursuant to a formula contained in the Agreement. These rights will expire on April 30, 2009, but may be redeemed by the Company at a price of $.01 per right at any time prior to a public announcement that the above event has occurred. The Board may amend the rights at any time without shareholder approval.

The Series C ESOP Convertible Preferred Stock Shares (the “Preferred Shares”) were used to fund a portion of the Company’s matching contributions within the Salaried Employees’ Investment Program. The Preferred Shares are convertible into shares of the Company’s common stock at a rate of two shares of common stock for each share of preferred stock. The Preferred Shares have a guaranteed price of $63.75/share. There were 439,937 Preferred Shares outstanding at December 31, 2005, 2004 and 2003. The Preferred Shares were paid dividends at a rate of 7.5% until 2001. As a result of the Restructuring Proceedings, the payment of dividends was discontinued, and no Preferred Shares were retired in 2005 or 2004. Additionally, no charge was recorded for the cost of the ESOP nor were any cash contributions made to the plan for the years ended December 31, 2005, 2004 and 2003. ESOP shares are released as principal and interest on the debt is paid. Compensation expense is measured based on the fair value of shares committed to be released to employees. Dividends on ESOP shares are treated as a reduction of shareholders’ equity in the period declared. The number of allocated shares held by the ESOP was 439,937 at December 31, 2005, 2004 and 2003. There were no committed-to-be-released or suspense shares at December 31, 2005 or 2004. Any repurchase of the ESOP shares is strictly at the option of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

17. Income Taxes

Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Domestic	$176.8	$(136.1)	$12.2
International	(379.5)	(53.3)	(128.3)

Total	$(202.7)	$(189.4)	$(116.1)

Significant components of the provision for income taxes are as follows:

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Current:
Federal	$(0.2)	$7.9	$(5.0)
State and local	1.4	1.1	(1.0)
International	116.3	99.5	21.3

Total current	117.5	108.5	15.3
Deferred:
Federal	—	—	(16.0)
International	14.0	27.6	53.2

Total deferred	14.0	27.6	37.2

	$131.5	$136.1	$52.5

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense is:

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Income taxes at United States statutory rate	$(71.0)	$(66.3)	$(40.6)
Tax effect from:
State income taxes	1.4	1.1	1.0
Foreign operations	15.0	22.5	21.3
Goodwill impairment	11.3	67.8	24.7
Favorable audit settlements and tax refunds	(3.7)	(8.2)	(22.9)
Valuation allowances	138.0	44.6	67.8
Non-deductible interest, fees and other	40.5	74.6	1.2

	$131.5	$136.1	$52.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes the Company’s total provision for income taxes/(tax benefit) by component:

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Income tax expense	$131.5	$136.1	$52.5
Discontinued operations	—	(1.9)	0.4
Adjustments to goodwill	(39.6)	(66.2)	(36.2)
Allocated to equity:
Foreign currency translation	10.0	8.4	21.3
Pension	(13.8)	(166.3)	(27.8)
Valuation allowances	4.9	154.2	27.1

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2005	2004
	(Millions of Dollars)
Deferred tax assets
Asbestos liability	$531.2	$565.5
Tax credits	48.4	97.4
Postemployment benefits, including pensions	630.1	553.2
Net operating loss carryforwards	697.7	612.2
Other temporary differences	—	91.8

Total deferred tax assets	1,907.4	1,920.1
Valuation allowances for deferred tax assets	(1,143.3)	(1,122.9)

Net deferred tax assets	764.1	797.2

Deferred tax liabilities
Fixed assets	(199.5)	(260.3)
Intangible assets	(178.7)	(176.2)
Asbestos insurance	(256.2)	(270.5)
Deferred gains	(111.1)	(184.2)
Other temporary differences	(66.9)	—

Total deferred tax liabilities	(812.4)	(891.2)

	$(48.3)	$(94.0)

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	December 31
	2005	2004
	(Millions of Dollars)
Assets:
Prepaid expenses	$15.2	$17.7
Other noncurrent assets	2.3	1.2
Liabilities:
Other current liabilities	(3.4)	(10.9)
Long-term portion of deferred income taxes	(62.4)	(102.0)

	$(48.3)	$(94.0)

Income taxes paid, net of refunds, in 2005, 2004 and 2003 were $84.0 million, $35.9 million and $18.1 million, respectively.

The Company did not provide taxes with respect to $753.1 million of undistributed earnings at December 31, 2005, since these earnings are considered by the Company to be permanently reinvested. Upon distribution of these earnings, the Company may be subject to United States income taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability on the distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

At December 31, 2005, the Company had a deferred tax asset of $746.1 million for tax loss carryforwards and tax credits, including $431.8 million in the United States, that expire in various amounts from 2008-2025; $171.4 million in the United Kingdom with no expiration date; and $142.9 million in other jurisdictions with various expiration dates. Included in the above amounts are deferred tax assets for tax loss carryforwards and tax credits acquired with the purchases of T&N, Cooper Automotive and Fel-Pro. A valuation allowance was recorded on $53.5 million of these purchased deferred tax assets and, to the extent such benefits are ever realized, such benefits will be recorded as a reduction of goodwill.

On October 22, 2004, the American Jobs Creation Act of 2004 (“the Act”) was signed to law. The Act created a temporary incentive for U.S. corporations to repatriate earnings from foreign subsidiaries by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations to the extent the dividends exceeded a base amount and were invested in the U.S. pursuant to the domestic investment plan. The temporary incentive was available to the Company in 2005. The Company did not repatriate earnings under this provision, and has not provided for the U.S. income taxes on earnings of foreign subsidiaries as these earnings are intended to be permanently reinvested.

18. Earnings Per Share

Basic and diluted loss from continuing operations per share are calculated as follows:

	Year Ended December 31
	2005	2004	2003
	(In Millions of Dollars, Except Per Share Amounts)
Loss from continuing operations	$(334.2)	$(325.5)	$(168.6)

Weighted average shares outstanding, basic and diluted (in millions)	89.1	87.3	87.1

Basic and diluted loss from continuing operations per share	$(3.75)	$(3.73)	$(1.93)

The effect of the assumed conversion of the Preferred Stock was not considered in 2005, 2004 or 2003, as its effect was anti-dilutive to the loss per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

	Pension Benefits
	United States Plans		International Plans		Other Benefits
	2005	2004	2005	2004	2005	2004
	(Millions of Dollars)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,024.9	$961.1	$3,401.2	$2,540.4	$571.5	$545.1
Service cost	27.6	26.0	8.1	13.4	8.8	11.3
Interest cost	57.0	57.9	162.3	138.5	31.8	35.0
Employee contributions	—	—	0.8	4.7	1.7	2.2
Benefits paid	(65.9)	(62.3)	(229.0)	(153.7)	(57.2)	(48.9)
Curtailment	—	(2.8)	(7.0)	(25.5)	—	(0.9)
Settlements	—	—	(44.6)	—	—	—
Plan amendments	(4.1)	—	—	0.6	—	(43.0)
Actuarial losses (gains) and changes in actuarial assumptions	(6.9)	45.0	274.8	637.3	37.8	70.7
Currency translation adjustment	—	—	(373.6)	245.5	(0.9)	—

Benefit obligation at end of year	$1,032.6	$1,024.9	$3,193.0	$3,401.2	$593.5	$571.5

Change in plan assets:
Fair value of plan assets at beginning of year	$695.8	$651.0	$2,054.8	$1,862.9	$—	$—
Actual return on plan assets	42.5	65.9	206.1	158.8	—	—
Company contributions	54.3	41.2	17.7	11.5	—	—
Benefits paid	(65.9)	(62.3)	(229.0)	(138.7)	—	—
Employee contributions	—	—	0.8	4.7	—	—
Currency translation adjustment	—	—	(215.3)	155.6	—	—

Fair value of plan assets at end of year	$726.7	$695.8	$1,835.1	$2,054.8	$—	$—

Funded status of the plan	$(305.9)	$(329.1)	$(1,357.9)	$(1,346.4)	$(593.5)	$(571.5)
Unrecognized net actuarial loss	237.1	256.5	1,248.0	1,360.0	205.5	177.2
Unrecognized prior service cost	40.7	51.7	0.5	0.7	(39.0)	(43.2)

Net amount recognized	$(28.1)	$(20.9)	$(109.4)	$14.3	$(427.0)	$(437.5)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	2.9	5.1	108.0	261.2	—	—
Accrued benefit liability	(31.0)	(26.0)	(217.4)	(246.9)	(427.0)	(437.5)
Additional minimum liability	(268.8)	(288.2)	(1,237.2)	(1,339.3)	—	—
Intangible assets	41.3	52.3	—	—	—	—
Deferred tax asset	—	—	24.1	17.7	—	—
Retained earnings	—	—	7.2	—	—	—
Accumulated other comprehensive loss	227.5	235.9	1,205.9	1,321.6	—	—

Net amount recognized	$(28.1)	$(20.9)	$(109.4)	$14.3	$(427.0)	$(437.5)

Net prepaid (accrued) benefit cost for pension benefits is comprised of plans with $110.9 million and $266.3 million of prepaid pension costs and $248.4 million and $272.9 million of accrued pension costs as of December 31, 2005 and 2004, respectively. The accumulated benefit obligation for all defined benefit pension plans was approximately $3,178 million and $4,382 million at December 31, 2005 and 2004, respectively. In addition, increases in the minimum pension liability related to pension benefits of $124.1 million and $602.7 million are included in other comprehensive loss for the years ended December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits
	United States Plans			International Plans			Other Benefits
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(Millions of Dollars)
Service cost	$27.6	$26.0	$25.2	$8.1	$13.4	$16.7	$8.8	$11.3	$2.5
Interest cost	57.0	57.9	58.8	162.3	138.5	125.1	31.8	35.0	33.8
Expected return on plan assets	(58.3)	(54.4)	(48.4)	(120.7)	(130.5)	(119.8)	—	—	—
Amortization of actuarial losses	25.4	25.3	32.1	103.9	57.9	48.2	9.5	11.0	3.2
Amortization of prior service cost	7.5	8.0	8.3	—	—	—	(4.1)	(4.1)	(0.8)
Settlement and curtailment (gain)/loss	2.0	3.3	—	(0.2)	(0.6)	—	—	(0.9)	—

Net periodic cost	$61.2	$66.1	$76.0	$153.4	$78.7	$70.2	$46.0	$52.3	$38.7

Weighted-average assumptions used to determine the benefit obligation as of December 31:

	Pension Benefits
	United States Plans		International Plans		Other Benefits
	2005	2004	2005	2004	2005	2004
Discount rate	5.63%	5.75%	4.0-4.75%	4.5-5.25%	5.63%	5.75%
Expected return on plan assets	8.50%	8.50%	4.75-6.5%	5.25-6.5%	—	—
Rate of compensation increase	4.10%	4.60%	2.0-3.8%	2.0-5.0%	—	—

Weighted-average assumptions used to net periodic benefit cost for the years ended December 31:

	Pension Benefits
	United States Plans		International Plans		Other Benefits
	2005	2004	2005	2004	2005	2004
Discount rate	5.75%	6.25%	4.5-5.25%	5.25-5.5%	5.75%	6.25%
Expected return on plan assets	8.50%	8.50%	5.25-6.5%	7.0-7.5%	—	—
Rate of compensation increase	4.60%	4.60%	2.0-2.50%	2.5-3.3%	—	—

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

For measurement purposes, the Company has made the following assumptions for its Other Benefits:

	Other Benefits
	2005	2004
Health care cost trend rate	10.0%	8.0%
Ultimate health care trend rate	5.0%	5.0%
Year ultimate health care trend rate reached	2010	2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The assumed health care trend rate has a significant impact on the amounts reported for Other Benefits plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost		APBO
(Millions of Dollars)
100 basis point (bp) increase in health care trend rate	$	+3.3	$	+55.9
100 bp decrease in health care trend rate		- 2.8		- 47.2

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act (the “Medicare Act”) was signed into law. The Medicare Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law.

Effective July 1, 2004, the Company adopted accounting guidance in accordance with Financial Accounting Standards Board Staff Position No. 106-2. The total impact of the Medicare Act on the Company’s accumulated benefit obligation is $62 million and is being accounted for as an actuarial gain. As a result, the gain will be amortized as a reduction of the Company’s net periodic benefit cost over approximately thirteen years. The reduction in the accumulated benefit obligation was attributable to the federal subsidy. The Medicare Act reduced the Company’s net periodic other benefit cost by $8 million in 2005, comprised of $4 million of interest cost and $4 million of amortization of unrecognized net actuarial loss.

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

	Pension Benefits
	United States Plans						International Plans						Other Benefits
	Increase (decrease) in 2006 pension expense		Increase (decrease) in PBO		Increase (decrease) in accumulated other comprehensive Loss		Increase (decrease) in 2006 pension expense		Increase (decrease) in PBO		Increase (decrease) in accumulated other comprehensive loss		Increase (decrease) in 2006 pension expense		Increase (decrease) in PBO
	(Millions of dollars)
25 bp decrease in discount rate	$	+2.6	$	+25.7	$	+25.5	$	+8.3	$	+110.1	$	+109.9	$	+0.5	$	+14.0
25 bp increase in discount rate		-2.6		-25.0		-24.8		-8.1		-103.7		-103.6		-0.5		-14.3
25 bp decrease in rate of return on assets		+1.8		—		—		+4.2		—		—		—		—
25 bp increase in rate of return on assets		-1.8		—		—		-4.2		—		—		—		—

The Company’s pension plan weighted-average asset allocations at the measurement dates of December 31, 2005, and 2004, by asset category are as follows:

	United States Plan Assets December 31			International Plan Assets December 31
	Actual		Target 2006	Actual		Target 2006
	2005	2004		2005	2004
Asset Category
Equity securities	75%	76%	75%	19%	19%	19%
Debt securities	25%	24%	25%	80%	80%	80%
Real estate	—	—	—	1%	1%	1%

	100%	100%	100%	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include, U.S. domestic equities, emerging market equities, global high quality and high yield fixed income and real estate. The Company expects to contribute approximately $98.7 million to its pension plans in 2006.

The following table summarizes benefit payments, which reflect expected future service, as appropriate, expected to be paid:

	Pension Benefits
	United States Plans	International Plans	Other Benefits
	(Millions of Dollars)
2006	$69.7	$137.5	$53.0
2007	68.8	141.5	53.3
2008	69.0	147.8	52.5
2009	75.2	149.6	50.9
2010	75.3	155.0	51.0
Years 2011 - 2015	437.2	830.6	245.7

The Company also maintains certain defined contribution pension plans for eligible employees. The total expense attributable to the Company’s defined contribution savings plan was $26.8 million, $20.9 million and $13.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

During 2003, the Company generally provided no contributions to its United States’ 401(k) plan unless required by a collective bargaining agreement. Effective January 1, 2004, the Company resumed contributions and generally matches 25% of an employee’s first 8% of contributions.

During 2005, the majority of eligible employees in the U.K. began participating in a defined contribution plan. The Company generally contributes double the employee’s contribution rate up to a maximum of 6% plus an additional service related contribution up to an incremental 3%.

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

Recorded Liability

In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.3 billion as of December 31, 2005) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States and the U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors committee consisting in large part of representatives of asbestos claimants has been appointed. The Company’s obligations with respect to present and future claims could be determined through litigation in the Bankruptcy Court, the High Court, and/or through negotiations with each of the official committees appointed.

In December of 2000, the Company entered into $250 million of surety bonds on behalf of the T&N Companies to meet certain collateral requirements for asbestos indemnity obligations associated with their prior membership in the CCR. This amount was stepped down by contract to $225 million effective June 2001. As a result of the Restructuring Proceedings, the Company has sought declaratory and injunctive relief in an adversary proceeding filed in the Bankruptcy Court, in order to enjoin any post-petition payments to asbestos claimants by the CCR and any post-petition draw by the CCR on $225 million in face amount of the surety bonds. The CCR sought to draw on the surety bonds to fund past and future payments although the basis of such draw, the validity of such claims under the pre-petition bond terms, and whether such draw may be utilized to pay obligations of other CCR members were all disputed. On March 28, 2003, the Federal District Court Judge held that, with respect to phase one, the CCR had the right to draw upon the bonds to the extent that a settlement between an individual and the CCR member was consummated as of the Petition Date, i.e., a release had been obtained from such individual. The CCR moved for reconsideration and the ruling was modified to require a state-by-state analysis of what steps were required for the settlement to be binding. The litigation did not progress beyond this stage.

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

While the Company believes that the liability recorded was appropriate as of October 1, 2001 for anticipated losses arising from asbestos-related claims against the T&N Companies through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the timing and amount of future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the Restructuring Proceedings, the number of current and future claims that will be included in a plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact that historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and related insurance recoverable amounts, there has been no change, other than to reflect an insurance settlement and foreign exchange

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of December 31, 2005, the recorded insurance recoverable was $615 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded a $38.9 million asbestos charge during 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval of the settlement was filed on March 1, 2004.

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG (“Munich Re”) and Centre Reinsurance International Co. (“CRIC”), a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the reinsurance agreement. The hearing to review the March 1, 2004 motion has been adjourned without date as the parties attempt to resolve the issues raised by the two reinsurers. However, these efforts were unsuccessful, prompting the Administrators to file an action in the London High Court seeking a declaration that the settlements with EIR and Sedgwick do not breach provisions of the reinsurance agreement. A hearing was conducted during July 2005 and judgement was handed down on December 21, 2005. The court held that the settlements did not breach the reinsurance agreement. Munich Re and CRIC have not appealed the judgement.

On December 2, 2005, upon application by the U.K. Administrators, the judge ruled that an asbestos claimant would be capable of being bound by the scheme but would not be able to prove his or her claim in the event of the liquidation. Permission to appeal this final point was granted by the Administrators.

The ultimate realization of insurance proceeds is directly related to the amount of related covered valid claims against the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount, up to the cap of the insurance layer. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change, other than to reflect the settlement discussed above and foreign exchange translation, to the recorded amounts since the Company initiated the Restructuring Proceedings. Accordingly, the recorded amounts for this insurance recoverable asset could change significantly based upon events that occur from the Restructuring Proceedings.

During the first quarter of 2004, the security rating of Centre Reinsurance International Co. was downgraded by several major credit rating providers. As a result of the downgrade, the Company obtained a guarantee of all CRIC’s obligations under the policy from Centre Reinsurance (US) Limited (“CRUS”), an affiliate of CRIC. The security

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

rating of CRUS has not been affected by the downgrade of CRIC and remains unchanged since the inception of the policy. If the reinsurers and/or the related affiliate are not able to meet their obligations under the policy, the Company’s results of operations and financial condition could be materially affected.

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater than $1.69/£, the Company will effectively have a premium on 100% recovery on claims paid. As of December 31, 2005, the $615 million insurance recoverable asset includes an exchange rate premium of approximately $11 million.

Abex and Wagner Asbestos Litigation

Background

Two of the Company’s businesses formerly owned by Cooper Industries, Inc., historically known as Abex and Wagner, are involved as defendants in numerous court actions in the U.S. alleging personal injury from exposure to asbestos or asbestos-containing products. These claims mainly involve vehicle safety and performance products. As of the Petition Date, Abex and Wagner were defendants in approximately 66,000 and 33,000 pending claims, respectively. The Company includes as a pending claim open served claims, settled but not documented claims and settled but not paid claims. Notices of complaints continue to be received post-petition and are in violation of the automatic stay.

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

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of December 31, 2005) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

While the Company believes that the liability recorded was appropriate as of October 1, 2001 for anticipated losses arising from asbestos-related claims related to Abex and Wagner through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the timing and amount of future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the proceeding, the number of current and future claims that will be included in a plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

In December of 2005, Cooper Industries, Inc., Pneumo Abex Corporation, the Asbestos Committee, the Asbestos Futures Representative, the Company and various other relevant parties entered into a nonbinding term sheet to resolve all of Cooper Industries, Inc. and Pnuemo Abex Corporation claims against the Company arising out of the Abex asbestos litigation and the related alleged indemnity obligations. A condition precedent to that term sheet was that the Bankruptcy Court issue a preliminary injunction staying the asbestos litigation against Cooper Industries, Inc. and Pneumo Abex Corporation pending consumation of the term sheet which would have occurred through the confirmation of the Company’s Plan. The Bankruptcy Court denied the motion for preliminary injunction on January 20, 2006. Consequently, the parties have resumed discussions regarding settlement of the outstanding issues.

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

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $112.6 million as of December 31, 2005.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action against the Debtors and a number of insurance carriers in the Company’s Restructuring Proceedings. In its complaint, Dresser alleged that it has rights under certain primary and excess general liability insurance policies that may be shared with one of the Debtors, Federal-Mogul Products (“FMP”) as the successor to Wagner Electric Corporation. Dresser seeks, among other things, a declaration of the parties’ respective rights and obligations under the policies and a partition of the competing rights of Dresser and FMP under the policies. FMP answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of FMP’s rights to the policies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $49.4 million as of December 31, 2005. On November 4, 2004, FMP, Dresser and Cooper Industries, Inc. (“Cooper”) and certain of the insurers (“Parties”) entered into a partitioning agreement, by which the Parties agreed as to the manner in which the limits of liability, self-insured retentions, deductibles and any other self-insurance features, and the erosion thereof, are to be partitioned among FMP, Dresser and Cooper. The partitioning agreement effectively disposes of Dresser’s claims in the Dresser adversary proceeding. However, FMP’s cross claim against the defendant-insurers remains.

The ultimate realization of insurance proceeds is directly related to the amount of related covered valid claims against the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts, other than to reflect cash received under this policy, due to the uncertainties created by the Restructuring Proceedings. Accordingly, the recorded amounts for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

this insurance recoverable asset could change materially based upon events that occur from the Restructuring Proceedings.

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

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability subject to compromise and the insurance recoverable asset as of December 31, 2005 and December 31, 2004:

	T&N Companies	Abex	Wagner	Other	Total
	(Millions of Dollars)
Liability:
Balance at December 31, 2004	$1,367.7	$129.5	$84.1	$2.7	$1,584.0
CCR/surety settlement	(29.0)	—	—	—	(29.0)
Foreign exchange	(22.6)	—	—	—	(22.6)

Balance at December 31, 2005	$1,316.1	$129.5	$84.1	$2.7	$1,532.4

Asset:
Balance at December 31, 2004	$687.7	$112.6	$53.5	$—	$853.8
Cash receipts	—	—	(4.1)	—	(4.1)
Foreign exchange	(72.3)	—	—	—	(72.3)

Balance at December 31, 2005	$615.4	$112.6	$49.4	$—	$777.4

The Company’s estimate of asbestos-related liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict. The Restructuring Proceedings significantly increase the inherent difficulties and uncertainties involved in estimating the number and cost of resolution of present and future asbestos-related claims against the Company, and may have the effect of increasing the ultimate cost of the resolution of such claims.

Other Matters

The Company is involved in other legal actions and claims, directly and through its subsidiaries. After taking into consideration legal counsel’s evaluation of such actions, management believes that the outcomes are not likely to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

At most of the sites that are likely to be the costliest to remediate, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company’s exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company’s share of the total waste has generally been small. The other companies, which also sent waste to these sites, often numbering in the hundreds or more, generally include large, solvent, publicly owned companies and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste.

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

Environmental reserves were $57.3 million and $61.0 million at December 31, 2005 and 2004, respectively, and are included in the consolidated balance sheets as follows:

	December 31
	2005	2004
	(Millions of Dollars)
Current liabilities	$10.7	$11.5
Long-term accrued liabilities	21.9	25.9
Liabilities subject to compromise	24.7	23.6

	$57.3	$61.0

The decrease in the reserves during 2005 resulted primarily from foreign currency translation, expenditures against the reserves, downward adjustment of certain reserves based on new and more accurate estimates of remaining costs, court-approved settlement of certain contractual and governmental cleanup claims with creditors in the Company’s pending Chapter 11 bankruptcy proceeding, and other factors. Management believes that its December 31, 2005 accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2005, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $68 million.

Environmental reserves subject to compromise include those that may be reduced in the Company’s bankruptcy proceeding because they may be determined to be “dischargeable debts” incurred prior to the Company’s filing for bankruptcy. Such liabilities generally arise at either (1) commercial waste disposal sites to which the Company and other companies sent waste for disposal, or (2) sites in relation to which the Company has a contractual obligation to indemnify the current owner of a site for the costs of cleanup of contamination that was released into the environment before the Company sold the site.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

21. Operations by Reporting Segment and Geographic Area

The Company’s integrated operations are included in five reporting segments generally corresponding to major product groups: Powertrain, Sealing Systems, Vehicle Safety and Performance, Aftermarket Products and Services and Corporate. Segment information for the years ended December 31, 2004 and 2003 have been reclassified to reflect organizational changes implemented during the second quarter of 2005.

Powertrain products are used primarily in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include engine bearings, pistons, piston pins, rings, cylinder liners, camshafts, valve train and transmission products and connecting rods. These products are offered under the Federal-Mogul, Glyco, Goetze and Nural brand names. These products are either sold as individual components or, increasingly, offered to automotive manufacturers assembled in a power cylinder system. This strategic product offering adds value to the customer by simplifying the assembly process, lowering costs and reducing vehicle development time. Powertrain operates 48 manufacturing facilities in 14 countries, serving many major automotive, heavy-duty diesel and industrial customers worldwide.

Sealing Systems products include dynamic seals and gaskets (static seals). The products within this group are marketed under the brand names of Federal-Mogul, National, BCA, Fel-Pro, Payen and Glockler. Sealing Systems operates 16 manufacturing facilities in 9 countries, serving many major automotive, heavy-duty diesel and industrial customers worldwide.

Vehicle Safety and Performance products are used in automotive and heavy-duty applications and the primary products of this segment include brake disc pads, brake shoes, brake linings and blocks and element resistant sleeving systems protection products. Federal-Mogul has a well-balanced portfolio of world-class brand names, including Abex, Beral, Wagner and Ferodo. Federal-Mogul supplies OEM friction products to all the major customers in the light vehicle, commercial vehicle and railway sectors and is also very active in the aftermarket. Vehicle Safety and Performance operates 22 manufacturing facilities in 11 countries, serving many major automotive, railroad and industrial customers worldwide.

Aftermarket Products and Services distributes products manufactured within the above segments, or purchased, to the independent automotive, heavy-duty and industrial aftermarkets. The segment also includes manufacturing operations for brake, chassis, ignition, lighting, fuel and wiper products. Federal-Mogul is a leader in several key aftermarket product lines. These products are marketed under the brand names Champion, Fel-Pro, Carter, ANCO, Moog, Wagner, Ferodo, Glyco and Sealed Power. Aftermarket Products and Services operates 29 manufacturing facilities, 17 distribution centers, and 15 warehouse facilities in 16 countries, serving a diverse base of distributors and retail customers around the world. All product transferred into Aftermarket Products and Services from other reporting segments is transferred at cost in the United States and at agreed-upon transfer prices internationally.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Systems, and Vehicle Safety and Performance products sold to OE customers are recorded within the respective segments. Revenues from such products sold to aftermarket customers are recorded within the Aftermarket Products and Services segment.

The Company evaluates segment performance principally on a non-GAAP Operational EBITDA basis. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and Administration related reorganization expenses, and gains or losses on the sales of businesses. Operational EBITDA for each segment is shown below, as it is most consistent with the corresponding consolidated financial statements.

Net sales and gross margin information by reporting segment is as follows:

	Net Sales			Gross Margin
	Year Ended December 31			Year Ended December 31
	2005	2004	2003	2005	2004	2003
	(Millions of Dollars)
Powertrain	$2,172	$2,146	$1,847	$298	$316	$260
Sealing Systems	476	503	463	18	45	46
Vehicle Safety and Performance	751	706	600	182	181	177
Aftermarket Products and Services	2,887	2,819	2,613	636	662	617
Corporate	—	—	—	(93)	(27)	(13)

	$6,286	$6,174	$5,523	$1,041	$1,177	$1,087

Operational EBITDA by reporting segment is as follows:

	Operational EBITDA
	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Powertrain	$358	$335	$281
Sealing Systems	14	39	80
Vehicle Safety and Performance	164	155	101
Aftermarket Products and Services	434	496	406
Corporate	(416)	(392)	(311)

Total Segments Operational EBITDA	554	633	557

Items required to reconcile Operational EBITDA to loss from continuing operations before income tax expense:
Interest expense, net	(132)	(101)	(98)
Depreciation and Amortization	(344)	(336)	(307)
Restructuring charges, net	(30)	(18)	(33)
Adjustment of assets to fair value	(122)	(276)	(94)
Chapter 11 and Administration related reorganization costs	(138)	(100)	(97)
Asbestos Charge	—	—	(39)
Finalization of 2004 Goodwill Impairment Charge	8	—	—
Discontinued Operations and other	1	9	(5)

Loss From Continuing Operations Before Income Tax Expense	$(203)	$(189)	$(116)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Total assets, capital expenditures, and depreciation and amortization information by reporting segment is as follows:

	Total Assets		Capital Expenditures			Depreciation and Amortization
	December 31		Year Ended December 31			Year Ended December 31
	2005	2004	2005	2004	2003	2005	2004	2003
	(Millions of Dollars)
Powertrain	$1,746	$2,032	$90	$126	$146	$156	$156	$142
Sealing Systems	765	791	22	33	40	44	42	43
Vehicle Safety and Performance	1,008	1,017	41	59	69	70	65	54
Aftermarket Products and Services	2,875	3,057	28	44	35	58	57	54
Corporate	1,341	1,368	9	6	11	16	16	14

	$7,735	$8,265	$190	$268	$301	$344	$336	$307

The following table shows geographic information:

	Net Sales			Net Property, Plant and Equipment
	Year Ended December 31			December 31
	2005	2004	2003	2005	2004
	(Millions of Dollars)
United States	$2,925	$2,888	$2,722	$785	$848
Germany	1,032	994	795	469	576
France	516	536	457	126	197
United Kingdom	434	468	441	143	195
Other	1,379	1,288	1,108	480	548

	$6,286	$6,174	$5,523	$2,003	$2,364

22. Stock-Based Compensation

On February 2, 2005, the Company entered into a five-year employment agreement with José Maria Alapont, effective March 1, 2005, whereby Mr. Alapont was appointed as the Company’s president and chief executive officer. In connection with this agreement, the Plan Proponents have agreed to amend the Plan to provide that the reorganized Federal-Mogul will grant to Mr. Alapont stock options equal to at least 4% of the value of the reorganized Company at the reorganization date (“Options”). If there is a material reduction in the value of the reorganized Company under any amendment to the Plan that is confirmed, Mr. Alapont would receive stock options in an amount that would be the economic equivalent of the Options. These stock options vest ratably over the life of the employment agreement, such that one fifth of the options will vest on each anniversary of the employment agreement effective date. The contractual term of these stock options is 7 years from the date of grant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company has based its determination of the amount of compensation expense associated with these stock options on the fair value of such options as of December 31, 2005. Key assumptions and related option-pricing models used by the Company are summarized in the following table.

	Plain Vanilla Options	Options with Exchange
Valuation model	Black-Scholes	Modified Binomial
Expected volatility	46%	46%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected life of option	4.30 – 4.45%	4.30 – 4.45%
Expected term (in years)	4.39	5.37

Until the date of grant, the Company is required to reassess the value of the Options quarterly and adjust the aggregate compensation expense recognized to reflect any change in the value of the Options. During the year ended December 31, 2005, the Company recorded compensation expense of $6.6 million. As of December 31, 2005, there was approximately $33 million of total unrecognized compensation cost related to non-vested stock-options under the employment agreement, which is expected to be recognized ratably over the remaining term of the employment agreement.

23. Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth(1)	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2005:
Net sales	$1,633.2	$1,665.4	$1,500.4	$1,487.0	$6,286.0
Gross margin	274.9	291.8	234.4	239.6	1,040.7
Net loss	(48.3)	(11.6)	(69.9)	(204.4)	(334.2)
Diluted loss per share	(0.54)	(0.13)	(0.79)	(2.29)	(3.75)
Stock price:
High	$0.41	$0.91	$0.88	$0.66
Low	$0.29	$0.33	$0.32	$0.29
Dividend per share	—	—	—	—

	First	Second	Third	Fourth(2)	Year
Year ended December 31, 2004:
Net sales	$1,546.5	$1,571.2	$1,508.0	$1,548.4	$6,174.1
Gross margin	296.5	320.0	283.4	277.4	1,177.3
Loss from continuing operations	(19.2)	(6.0)	(25.8)	(274.5)	(325.5)
Earnings (loss) from discontinued operations	(1.2)	(3.0)	(8.4)	4.1	(8.5)
Net loss	(20.4)	(9.0)	(34.2)	(270.4)	(334.0)
Diluted loss per share	(0.25)	(0.11)	(0.39)	(3.08)	(3.83)
Stock price:
High	$0.46	$0.41	$0.29	$0.53
Low	$0.20	$0.24	$0.12	$0.15
Dividend per share	—	—	—	—

(1)	Includes $108.4 million for adjustments of assets to fair value.
(2)	Includes a $46.1 million gain on involuntary conversion and $240.4 million for adjustments of assets to fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

As a result of the Restructuring Proceedings (see Note 2, “Voluntary Reorganization Under Chapter 11 and Administration”) certain of the liabilities, as shown below, were liabilities subject to compromise as of the Petition date:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(Millions of Dollars)
Debt	$4,049.5	$0.3	$—	$4,049.8
Asbestos liabilities	1.4	236.3	1,294.7	1,532.4
Accounts payable	59.1	116.4	27.1	202.6
Company-obligated mandatorily redeemable preferred securities of subsidiary holding solely convertible subordinated debentures of the Company	—	—	114.6	114.6
Interest payable	43.8	0.2	—	44.0
Environmental liabilities	24.7	—	—	24.7
Other accrued liabilities	9.8	—	10.9	20.7

	$4,188.3	$353.2	$1,447.3	$5,988.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Year Ended December 31, 2005

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,206.6	$1,694.3	$5,189.4	$(1,804.3)	$6,286.0
Cost of products sold	1,046.6	1,305.6	4,697.4	(1,804.3)	5,245.3

Gross margin	160.0	388.7	492.0	—	1,040.7

Selling, general and administrative expenses	233.2	242.9	407.8	—	883.9

Adjustment of assets to fair value	6.3	36.8	78.4	—	121.5
Interest expense (income), net	149.2	—	(17.6)	—	131.6
Chapter 11 and Administration related reorganization expenses	138.2	—	—	—	138.2
Equity earnings of unconsolidated affiliates	—	(5.6)	(32.5)	—	(38.1)
Restructuring expense, net	4.1	4.5	21.6	—	30.2
Other (income) expense, net	(435.9)	(6.1)	418.1	—	(23.9)

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	64.9	116.2	(383.8)	—	(202.7)
Income tax expense	1.2	4.4	125.9	—	131.5

Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	63.7	111.8	(509.7)	—	(334.2)
Equity in earnings (loss) of subsidiaries	(397.9)	99.2	—	298.7	—

Net income (loss)	$(334.2)	$211.0	$(509.7)	$298.7	$(334.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Year Ended December 31, 2004

(Millions of Dollars)

	Unconsolidated			Eliminations
	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Discontinued Operations	Inter- Company	Consolidated
Net sales	$1,170.0	$1,702.4	$4,720.1	$(17.0)	$(1,401.4)	$6,174.1
Cost of products sold	972.0	1,298.3	4,150.4	(22.5)	(1,401.4)	4,996.8

Gross margin	198.0	404.1	569.7	5.5	—	1,177.3

Selling, general and administrative expenses	270.9	253.1	428.0	(2.3)	—	949.7

Adjustment of assets to fair value	16.5	55.3	204.6	—	—	276.4
Interest expense (income), net	107.9	—	(6.8)	0.4	—	101.5
Chapter 11 and Administration related reorganization expenses	118.2	(18.5)	—	—	—	99.7
Equity earnings of unconsolidated affiliates	—	(6.4)	(29.6)	—	—	(36.0)
Gain on involuntary conversion	—	(46.1)	—	—	—	(46.1)
Restructuring expense, net	12.9	(2.8)	7.4	—	—	17.5
Other (income) expense, net	(151.6)	(14.7)	173.3	(3.0)	—	4.0

Earnings (loss) from continuing operations before income taxes and equity in loss of subsidiaries	(176.8)	184.2	(207.2)	10.4	—	(189.4)
Income tax expense (benefit)	9.0	(3.5)	128.7	1.9	—	136.1

Earnings (loss) from continuing operations before equity in loss of subsidiaries	(185.8)	187.7	(335.9)	8.5	—	(325.5)
Loss from discontinued operations, net of income taxes	—	—	—	(8.5)	—	(8.5)
Equity in earnings of subsidiaries	(148.2)	24.8	—	—	123.4	—

Net income (loss)	$(334.0)	$212.5	$(335.9)	$—	$123.4	$(334.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Year Ended December 31, 2003

(Millions of Dollars)

	Unconsolidated			Eliminations
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Discontinued Operations	Inter- Company	Consolidated
Net sales	$1,085.1	$1,666.5	$3,939.1	$(90.9)	$(1,076.9)	$5,522.9
Cost of products sold	894.4	1,284.9	3,415.9	(82.5)	(1,076.9)	4,435.8

Gross margin	190.7	381.6	523.2	(8.4)	—	1,087.1

Selling, general and administrative expenses	283.6	216.5	374.8	(5.6)	—	869.3

Adjustment of assets to fair value	—	28.4	77.6	(12.1)	—	93.9
Asbestos charge	—	—	38.9	—	—	38.9
Interest expense (income), net	100.7	—	(2.7)	0.2	—	98.2
Chapter 11 and Administration related reorganization expenses	97.1	—	—	—	—	97.1
Equity earnings of unconsolidated affiliates	—	(6.7)	(20.6)	—	—	(27.3)
Restructuring expense, net	(17.3)	4.2	45.8	—	—	32.7
Other (income) expense, net	(99.0)	1.5	109.3	(11.4)	—	0.4

Earnings (loss) from continuing operations before income taxes and equity in loss of subsidiaries	(174.4)	137.7	(99.9)	20.5	—	(116.1)
Income tax expense (benefit)	(20.9)	4.0	69.8	(0.4)	—	52.5

Earnings (loss) from continuing operations before equity in loss of subsidiaries	(153.5)	133.7	(169.7)	20.9	—	(168.6)
Loss from discontinued operations, net of income taxes	—	—	—	(20.9)	—	(20.9)
Equity in loss of subsidiaries	(36.0)	(0.8)	—	—	36.8	—

Net loss	$(189.5)	$132.9	$(169.7)	$—	$36.8	$(189.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED BALANCE SHEET

December 31, 2005

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and equivalents	$4.5	$—	$382.7	$—	$387.2
Restricted cash	700.9	—	—	—	700.9
Accounts receivable, net	203.9	302.5	504.7	—	1,011.1
Inventories, net	94.8	294.3	419.0	—	808.1
Prepaid expenses	47.2	31.0	142.5		220.7

Total Current Assets	1,051.3	627.8	1,448.9	—	3,128.0

Property, plant and equipment, net	253.4	522.3	1,227.4	—	2,003.1
Goodwill and indefinite-lived intangible assets	482.3	577.7	129.5	—	1,189.5
Definite-lived intangible assets, net	56.8	77.8	155.0	—	289.6
Investment in subsidiaries	6,398.6	3,035.1	—	(9,433.7)	—
Intercompany accounts, net	(4,901.7)	3,488.0	1,413.7	—	—
Asbestos-related insurance recoverable	—	162.0	615.4	—	777.4
Prepaid pension costs	2.9	—	109.3	—	112.2
Other noncurrent assets	46.3	19.5	169.5	—	235.3

	$3,389.9	$8,510.2	$5,268.7	$(9,433.7)	$7,735.1

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt, including current portion of long-term debt	$570.7	$—	$36.0	$—	$606.7
Accounts payable	66.0	83.8	255.2	—	405.0
Accrued liabilities	106.9	58.8	370.3	—	536.0
Other current liabilities	39.7	10.6	66.6	—	116.9

Total Current Liabilities	783.3	153.2	728.1	—	1,664.6

Liabilities subject to compromise	4,188.3	353.2	1,447.3	—	5,988.8

Long-term debt	—	—	8.1	—	8.1
Postemployment benefits	725.3	—	1,505.5	—	2,230.8
Long-term portion of deferred income taxes	—	—	62.4	—	62.4
Other accrued liabilities	100.2	0.3	80.9	—	181.4
Minority interest in consolidated subsidiaries	25.8	6.2	—	—	32.0
Shareholders’ Equity (Deficit)	(2,433.0)	7,997.3	1,436.4	(9,433.7)	(2,433.0)

	$3,389.9	$8,510.2	$5,268.7	$(9,433.7)	$7,735.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED BALANCE SHEET

December 31, 2004

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and equivalents	$8.9	$—	$691.7	$—	$700.6
Accounts receivable, net	201.8	291.0	556.7	—	1,049.5
Inventories, net	133.8	292.8	526.3	—	952.9
Prepaid expenses	50.4	31.9	148.6	—	230.9

Total Current Assets	394.9	615.7	1,923.3	—	2,933.9

Property, plant and equipment, net	259.7	577.0	1,527.2	—	2,363.9
Goodwill and indefinite-lived intangible assets	478.1	595.5	210.1	—	1,283.7
Definite-lived intangible assets, net	67.9	82.4	185.0	—	335.3
Investment in subsidiaries	6,460.1	2,982.7	—	(9,442.8)	—
Intercompany accounts, net	(4,080.8)	3,316.9	763.9	—	—
Asbestos-related insurance recoverable	—	166.1	687.7	—	853.8
Prepaid pension costs	5.1	—	252.3	—	257.4
Other noncurrent assets	41.2	28.5	167.5	—	237.2

	$3,626.2	$8,364.8	$5,717.0	$(9,442.8)	$8,265.2

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt, including current portion of long-term debt	$277.9	$—	$31.7	$—	$309.6
Accounts payable	65.7	81.7	288.5	—	435.9
Accrued liabilities	120.7	51.5	387.5	—	559.7
Other current liabilities	51.6	11.8	82.2	—	145.6

Total Current Liabilities	515.9	145.0	789.9	—	1,450.8

Liabilities subject to compromise	4,163.4	353.5	1,501.6	—	6,018.5

Long-term debt	—	—	10.1	—	10.1
Postemployment benefits	742.8	—	1,644.0	—	2,386.8
Long-term portion of deferred income taxes	—	—	102.0	—	102.0
Other accrued liabilities	102.6	0.2	87.5	—	190.3
Minority interest in consolidated subsidiaries	27.2	5.6	(0.4)	—	32.4
Shareholders’ Equity (Deficit)	(1,925.7)	7,860.5	1,582.3	(9,442.8)	(1,925.7)

	$3,626.2	$8,364.8	$5,717.0	$(9,442.8)	$8,265.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 2005

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided From (Used By) Operating Activities	$(233.0)	$357.4	$194.0	$—	$318.4

Expenditures for property, plant and equipment	(6.8)	(15.3)	(168.2)	—	(190.3)
Net proceeds from sale of property, plant and equipment	—	—	30.1	—	30.1

Net Cash Used By Investing Activities	(6.8)	(15.3)	(138.1)	—	(160.2)

Increase in short-term debt	—	—	7.6	—	7.6
Proceeds from borrowings on DIP credit facility	713.0	—	—	—	713.0
Principal payments on DIP credit facility	(420.0)	—	—	—	(420.0)
Principal payments on long-term debt	—	—	(1.0)	—	(1.0)
Debt issuance fees	—	—	(4.3)	—	(4.3)
Net change in restricted cash	(700.9)	—	—	—	(700.9)
Change in intercompany accounts	709.3	(342.1)	(367.2)	—	—

Net Cash (Used By) Provided From Financing Activities	301.4	(342.1)	(364.9)	—	(405.6)

Effect of foreign currency exchange rate fluctuations on cash	(66.0)	—	—	—	(66.0)

Net decrease in cash and equivalents	$(4.4)	$—	$(309.0)	$—	$(313.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 2004

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided From (Used By) Operating Activities	$141.3	$381.0	$(56.8)	$—	$465.5

Expenditures for property, plant and equipment	(29.0)	(49.6)	(188.9)	—	(267.5)
Net proceeds from sale of property, plant and equipment	—	—	29.9	—	29.9
Net proceeds from sales of businesses	—	—	10.7	—	10.7

Net Cash Used By Investing Activities	(29.0)	(49.6)	(148.3)	—	(226.9)

Increase in short-term debt	—	—	13.4	—	13.4
Proceeds from borrowings on DIP credit facility	357.7	—	—	—	357.7
Principal payments on DIP credit facility	(400.0)	—	—	—	(400.0)
Principal payments on long-term debt	—	—	(2.0)	—	(2.0)
Debt issuance fees	—	—	(6.5)	—	(6.5)
Change in intercompany accounts	(109.8)	(331.4)	441.2	—	—

Net Cash (Used By) Provided From Financing Activities	(152.1)	(331.4)	446.1	—	(37.4)

Effect of foreign currency exchange rate fluctuations on cash	27.0	—	—	—	27.0

Net (decrease) increase in cash and equivalents	$(12.8)	$—	$241.0	$—	$228.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005, at the reasonable assurance level previously described.

José Maria Alapont was appointed as President and Chief Executive Officer of the Company in March 2005 and Chairman of the Board in June 2005. Prior to March 2005 appointment, Robert S. Miller, Jr. served as Chief Executive Officer of the Company.

Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included within this Form 10-K Management’s Report on Internal Control over Financial Reporting as of December 31, 2005. The Company’s independent registered public accounting firm also attested to, and reported on, Management’s Report on Internal Control over Financial Reporting. Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Form 10-K and incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors:

José Maria Alapont Director since 2005 Age 55	Mr. Alapont has served as chairman of the board of directors of the Company since June of 2005, as well as president and chief executive officer and a member of the board since March of 2005. Prior to joining the Company, Mr. Alapont was chief executive officer and a member of the board of directors of IVECO, the commercial vehicle company of the Fiat Group. From 1997 until October 1, 2003, Mr. Alapont served in various key executive positions at Delphi Automotive Systems. From 1990 to 1997, Mr. Alapont served in several executive roles at Valeo, a global automotive supplier. Mr. Alapont began his automotive career in 1974 with Ford Motor Company and over the course of 15 years worked in different management positions – from engineer at Ford Spain to powertrain manager at Ford Europe.

John J. Fannon Director since 1986 Age 72	Mr. Fannon retired as vice chairman of Simpson Paper Company in 1998, a privately held global forest products company, a position he had held since 1993. From 1980 until 1993, Mr. Fannon served as president of Simpson Paper. Mr. Fannon is currently a business consultant.

Paul S. Lewis Director since 1998 Age 69	Mr. Lewis served as chairman of Terranova Foods plc, a European based supplier of convenience and frozen foods, from October 1998 until June 1999, when the Company was acquired by Uniq plc. He joined Tate & Lyle plc, a multi-national processor of sugar and starch products, as group finance director in 1988 and served as its deputy chairman from 1993 until 1998. He is a former non-executive director of T&N plc.

Shirley D. Peterson Director since 2002 Age 64	Ms. Peterson was president of Hood College, an independent liberal arts college, from 1995-2000. From 1989-93, she served in the U.S. government, first appointed by President Bush as assistant attorney general in the Tax Division of the Department of Justice, then as commissioner of the Internal Revenue Service. She also was a partner in the law firm of Steptoe & Johnson, where she spent a total of 22 years from 1969-89 and 1993-94. Ms. Peterson has been an independent trustee of Scudder Mutual Funds since 1995. Ms. Peterson serves as a director of AK Steel Corporation, Champion Enterprise, Goodyear Tire & Rubber Company and Wolverine World Wide, Inc. She is also a trustee of Bryn Mawr College Board of Trustees.

John C. Pope Director Since 1987 Age 56	Mr. Pope has served as chairman of PFI Group, a private investment firm, since 1999. He served as chairman of the board of MotivePower Industries, Inc., a manufacturer and remanufacturer of locomotives and locomotive components from January 1996 to November 1999. He is also a director of CNF, Inc., Dollar Thrifty Automotive Group, Inc., Kraft Foods Inc., RR Donnelley & Sons Company and Waste Management, Inc., where he is currently the chairman of the board.

Geoffrey H. Whalen C.B.E. Director since 1998 Age 70	Sir Geoffrey retired in 1995 as managing director and deputy chairman of Peugeot Motor Company, plc, an automotive manufacturer, positions he held since 1984 and 1990, respectively. He also served as president of the Society of Motor Manufacturers & Traders, the trade association representing vehicle and component makers in the United Kingdom, from 1988-1990 and 1993-1994. Sir Geoffrey is also a director of Coventry Building Society, Camden Ventures Ltd. (formerly known as Camden Motors Ltd.) and Novar plc.

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

Executive Officers:

William S. Bowers Age 53	Mr. Bowers is senior vice president, sales and marketing. Prior to joining the Company in February 2006, Bowers spent 30 years at General Motors Corporation and Delphi Corporation, most recently since April 2002 as executive director of sales, marketing and planning for the energy & chassis division. He served in Asia Pacific from May 1995 leading Delphi’s energy & chassis division as the regional director since January 1998. Prior he served as the region’s sales and marketing director. From July 1988 he was the chief engineer and technical director for Delphi’s European technical center.

David A. Bozynski Age 51	Mr. Bozynski has served as vice president and treasurer since May 1996 and served as interim chief financial officer from March 2000 to July 2000.

Jean Brunol Age 53	Mr. Brunol has served as senior vice president, business and operations strategy since April 2005. Prior to joining the company, Mr. Brunol was senior vice president, product and business strategy, international operations at IVECO. Previously, Mr. Brunol was business partner and executive advisor for private equity funds and independent companies. He also served as president of tube operations at Thomson from 2000 to 2002, and was chief executive officer of SAFT, ALCATEL Battery & Power Systems Company from 1997 to 2000.

Rene L. F. Dalleur Age 52	Mr. Dalleur was appointed to senior vice president, global vehicle safety and performance products in May 2005. Previously, Mr. Dalleur served as senior vice president, global friction products since June 2001. Mr. Dalleur was named vice president, ignition/wipers, Europe in September 2000, with responsibilities for sealing systems, Europe, added in November 2000. Upon joining the Company by the acquisition of the automotive segment of Cooper Industries in 1998, he was director and general manager for wipers/filters, Europe. Mr. Dalleur has held various positions in engineering, purchasing, and plant and general management in the automotive and aerospace industries.

Joseph P. Felicelli Age 59	Mr. Felicelli has served as executive vice president, aftermarket products and services since October 2004. Prior to this, Mr. Felicelli served as senior vice president, world-wide aftermarket since October 2001. Previously, Mr. Felicelli served as group vice president, aftermarket for Delco Remy International, Inc., North American operations, Cooper Automotive division.

John Gasparovic Age 48	Mr. Gasparovic is senior vice president and general counsel. Prior to joining the Company in February 2005, Mr. Gasparovic spent four years as executive vice president, general counsel, corporate secretary and chief compliance officer for Roadway Corporation.

Charles Grant Age 61	Mr. Grant has served as vice president, corporate development since 1992, with strategic planning added in December 2000. Prior to this position, Mr. Grant served as vice president and controller from May 1988 to December 1992.

Alan Haughie Age 42	Mr. Haughie was appointed as vice president and controller effective January 1, 2005 and chief accounting officer in September 2005. Prior to these appointments, Mr. Haughie served as director, corporate finance since 2000 and previously worked as controller in the Company’s aftermarket business located in Manchester,
U.K. from 1999 to 2000.

Ramzi Hermiz Age 40	Mr. Hermiz was appointed senior vice president, sealing systems in April 2005. Prior to this appointment, Mr. Hermiz served as vice president, European aftermarket. Previously, he was vice president, global supply chain, from 2001 through 2003.

Rainer Jueckstock Age 46	Mr. Jueckstock was appointed senior vice president, powertrain in March 2005. Previously, Mr. Jueckstock served as senior vice president pistons, rings and liners in October 2003. Prior to this he was vice president, rings and liners. Mr. Jueckstock, who joined Federal-Mogul in 1990, also served as a piston ring operations director in Europe, as well as managing director of the company’s Friedberg, Germany, operation, sales director for rings and liners in Europe; finance controller in Burscheid, Germany; and finance manager in Dresden, Germany.

Jeff Kaminski Age 44	Mr. Kaminski was appointed senior vice president, global purchasing in April 2005. Previously, Mr. Kaminski served as vice president of global supply chain management; vice president, finance, global powertrain; and served in several finance and operations positions. Mr. Kaminiski served as vice president finance, GDX Automotive, Jerusalem 2001.

Mario Leone Age 50	Mr. Leone has served as senior vice president and chief information officer since May 2005. Prior to joining the Company, Mr. Leone was senior vice president and the chief information officer at the Fiat Group since November 2004 and the operating company IVECO since December 2001.

G. Michael Lynch Age 62	Mr. Lynch joined the Company in June 2000 as executive vice president and chief financial officer.

Richard P. Randazzo Age 62	Mr. Randazzo has served as senior vice president, human resources since February 1998 and was vice president, human resources from January 1997 through February 1998.

Wilhelm Schmelzer Age 65	Mr. Schmelzer has served as executive vice president, with regional responsibility for Europe, South Africa and South America since January 2004. Prior to his appointment, Mr. Schmelzer served as executive vice president, powertrain systems, with regional responsibilities for Europe, South Africa and South America, executive vice president Europe and Africa, senior vice president, sealing systems, and vice president and group executive, engine and transmission products.

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

	Year	Annual Compensation					Long-Term Compensation	All Other Compensation ($)
Name and Principal Position		Salary ($)	Bonus ($)		Other Annual Compensation ($)		Securities Underlying Options/SARs (No.)
José Maria Alapont (1)	2005	1,263,462	2,717,287	(3)	161,273	(6)		162,031	(7)
Chairman, President and Chief Executive Officer

Robert (Steve) Miller(2)	2005	355,500					—
Former Chairman of the Board	2004	499,231	1,030,664	(4)			—
and Chief Executive Officer

G. Michael Lynch	2005	550,000	1,258,125	(3)	48,534	(6)	—	4,200	(7)
Executive Vice President	2004	530,231	1,128,900	(4)	54,732	(8)	—	9,225	(7)
and Chief Financial Officer	2003	519,231	1,095,000	(5)	58,512	(8)	—	—

Wilhelm A. Schmelzer	2005	507,500	951,563	(3)	192,659	(6)	—	—
Executive Vice President	2004	507,500	1,070,825	(4)	166,706	(8)	—	—
	2003	519,231	965,000	(5)	164,583	(8)	—	—

Richard P. Randazzo	2005	422,180	966,898	(3)	—		—	4,200	(7)
Senior Vice President	2004	404,146	860,520	(4)	—		—	9,225	(7)
Human Resources	2003	399,804	958,150	(5)	—		—	—

Joseph Felicelli	2005	440,000	882,800	(3)	—		—	3,500	(7)
Executive Vice President	2004	387,746	788,340	(4)	—		—	3,250	(7)
World Wide Aftermarket	2003	363,462	626,850	(5)	—		—	—

(1)	José Maria Alapont was appointed President and Chief Executive Officer on March 1, 2005. Mr. Alapont assumed the Chairmanship of the Board of Directors on June 23, 2005. Mr. Alapont is compensated at the rate of $1,500,000 annually.
(2)	Mr. Miller was appointed interim Chairman and Chief Executive Officer upon the resignation of Mr. McClure on August 8, 2004. He was being compensated at a rate equivalent to $1,100,000 annually. Mr. Miller stepped down as Chief Executive Officer upon the arrival of Mr. Alapont and resigned as Chairman of the Board of Directors on June 23, 2005.
(3)	Two incentive compensation plans were available in 2005 along with a retention plan. One incentive plan was the regular annual management incentive plan and the second, in lieu of a long term incentive plan was based on corporate wide EBITDA and corporate wide free cash flow achievement. The retention plan was contingent on EBITDA achievement. Mr. Alapont received $1,860,750 under the annual management incentive plan and, in accordance with his employment agreement, $856,537 for bonus compensation lost due to leaving his former employer. Mr. Alapont did not participate in the retention plan or the second incentive plan. Mr. Lynch received a $226,600 retention payment, $682,275 under the first incentive plan and $349,250 under the second. Mr. Schmelzer received $629,300 under the first incentive plan and $322,263 under the second plan. Mr. Randazzo received $175,100 under the retention plan, $523,714 under the first incentive plan and $268,084 under the second. Mr. Felicelli received $185,400 under the retention plan, $418,000 under the first incentive plan and $279,400 under the second plan.
(4)	Two incentive compensation plans were available plans in 2004. One was the regular annual management incentive plan and the second, in lieu of a long term plan, was based on corporate wide EBITDA and corporate wide free cash flow. Mr. Miller received a $687,109 incentive bonus under the first program and $343,555 under the second plan. Mr. Lynch received $752,600 under the first and $376,300 under the second, Mr. Schmelzer received $710,500 under the first and $360,325 under the second. Mr. Randazzo received $573,680 under the first and $286,840 under the second, Mr. Felicelli received $579,600 under the first and $208,740 under the second.
(5)	In 2003, Mr. Lynch received (i) a $595,000 incentive bonus and (ii) a $500,000 retention payment, Mr. Schmelzer received (i) a $565,000 incentive bonus and (ii) a $400,000 retention payment, Mr. Randazzo received (i) a $458,150 incentive bonus and (ii) a $500,000 retention payment, Mr. Felicelli received (i) a $276,850 incentive bonus and (ii) a $350,000 retention payment for 2003 services.
(6)	Includes a 2005 benefit allowance of 6% of base salary on a tax neutral basis for Mr. Alapont and insurance costs of $17,984. Includes for Mr. Schmelzer $177,247, which was derived from foreign assignment services. Includes goods and services allowance of $75,100, housing of $54,221 and transportation of $23,714. For Mr. Lynch, includes transportation costs of $33,536 and insurance costs of $9,469.
(7)	Includes relocation expenses for Mr. Alapont of $157,831 in 2005. Includes $4,200 for Messrs. Lynch and Randazzo and $3,500 for Mr. Felicelli in 2005 as the Company’s matching contributions under Federal-Mogul Corporation’s 401(k) Investment Program (401k). This program is a tax-qualified 401(k) program. Includes $4,100 in 2004 for Messrs. Lynch and Randazzo and $3,250 for Mr. Felicelli as a 401k Company match and $5,125 each to Messrs. Lynch and Randazzo to the Match Reinstatement Plan (a non-qualified plan). Accruals to the Match Reinstatement Plan were terminated effective December 31, 2004. There was no Company Match to the 401(k) Match Reinstatement Plan in 2003.
(8)	For Mr. Schmelzer, $158,341 in 2004 and $156,395 in 2003 were related to foreign assignment services. Includes goods and services allowance of $74,290 in 2004 and $64,468 in 2003, housing of $42,840 in 2004 and $27,396 in 2003 and transportation costs of $31,441 in 2004 and $28,837 in 2003. For Mr. Lynch, includes transportation costs of $36,300 in 2004 and $43,756 in 2003 and $9,196 of insurance costs in 2004 and $8,635 of insurance costs in 2003.

Compensation of Directors

Non-employee directors receive a retainer of $35,000 per year. In addition, they are paid $1,500 for each meeting of the Board of Directors they attend and $1,000 for each Committee meeting they attend. On April 28, 2005, the Compensation Committee approved compensating Mr. Robert (Steve) Miller at the rate of $250,000 per year for his services as Chairman of the Board in addition to his retainer and Board meeting fees. On June 23, 2005, Mr. Miller resigned and the Board elected Mr. Alapont as Chairman. Mr. Alapont does not receive additional compensation for his services as Chairman. The Board also elected Mr. John C. Pope as Lead Director. Mr. Pope receives a Lead Director retainer of $45,000 per year in addition to his Board retainer and a retainer of $20,000 per year as Chairman of the Audit Committee. The Chairman of the Compensation Committee receives an additional annual retainer of $10,000. The Chairmen of the Governance and Nominating Committee and the Pension Committee receive an additional annual retainer of $5,000.

Aggregated Option/SAR Exercises in 2005 and Year End Option/SAR Values

The following table shows, for the Named Executive Officers, the amount and values of unexercised stock options as of December 31, 2005. No stock appreciation rights are outstanding and no stock options were exercised by the Named Executive Officers in 2005.

Name	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($) Exercisable/Unexercisable
Joseph P. Felicelli	30,000/0	0/0
Wilhelm A. Schmelzer	13,800/0	0/0
Richard P. Randazzo	10,000/0	0/0

No stock options were granted in 2005. Each option was awarded with an exercise price equal to the average of the high and low market price of the Company’s common stock on the date of grant. All stock options expire five years after the date of grant, three years after the date of retirement or 90 days after termination of employment. All options granted by the Company vest immediately upon change in control. The Company did not grant any stock appreciation rights in 2005.

Mr. Alapont’s Stock-Based Compensation

On February 2, 2005, the Company entered into a five-year employment agreement with José Maria Alapont, effective March 1, 2005, whereby Mr. Alapont was appointed as the Company’s president and chief executive officer. In connection with this agreement, the Plan Proponents have agreed to amend the Plan to provide that the reorganized Federal-Mogul will grant to Mr. Alapont stock options equal to at least 4% of the value of the reorganized Company at the reorganization date (“Options”). If there is a material reduction in the value of the reorganized Company under any amendment to the Plan that is confirmed, Mr. Alapont would receive stock options in an amount that would be the economic equivalent of the Options. These stock options vest ratably over the life of the employment agreement, such that one fifth of the options will vest on each anniversary of the employment agreement effective date. The contractual term of these stock options is 7 years from the date of grant.

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

The Company has based its determination of the amount of compensation expense associated with these stock options on the fair value of such options as of December 31, 2005. Key assumptions and related option-pricing models used by the Company are summarized in the following table.

	Plain Vanilla Options	Options with Exchange
Valuation model	Black-Scholes	Modified Binomial
Expected volatility	46%	46%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected life of option	4.30 – 4.45%	4.30 – 4.45%
Expected term (in years)	4.39	5.37

Until the date of grant, the Company is required to reassess the value of the Options quarterly and adjust the aggregate compensation expense recognized to reflect any change in the value of the Options. During the year ended December 31, 2005, the Company recorded compensation expense of $6.6 million. As of December 31, 2005, there was approximately $33 million of total unrecognized compensation cost related to non-vested stock-options under the employment agreement, which is expected to be recognized ratably over the remaining term of the employment agreement.

Retirement Plans

Under the Company’s tax-qualified defined benefit pension plan (DB Plan), benefits are payable upon retirement to salaried employees in the form of a lump sum or annuity, at the employee’s election. Accrued pension benefits for participants are expressed as an account balance. Annual credits as of January 1, 2005 range from 1.5% to 9.0% of earnings that are made to participants’ accounts based upon the employee’s age. Earnings are defined as an employee’s base pay plus overtime, commissions, incentive compensation, bonuses and other variable compensation up to a maximum permitted by law of $210,000 in 2005. Benefits are vested based on a graded five-year schedule for those hired before January 1, 2002. For those hired on or after January 1, 2002, benefits are vested on a five-year cliff schedule.

Estimated annual retirement benefits that may be provided by the DB Plan to the Named Executive Officers eligible to participate in the DB Plan upon retirement at age 65, which is the normal retirement age for officers, assuming conversion of the combined account balances into a single monthly life annuity, are as follows: Mr. Alapont-$26,569, Mr. Lynch—$17,753; Mr. Schmelzer—$48,380; Mr. Randazzo—$25,869; and Mr. Felicelli—$47,977.

Non-Qualified Pension Plan

Under the Company’s non-qualified defined benefit pension plan (NQ Plan), benefits are payable upon retirement to certain executives in the form of a lump-sum. Accrued pension benefits for participants are expressed as an account balance. Annual credits as of January 1, 2005 range from 1.5% to 9.0% of earnings that are made to participants’ accounts based on the employee’s age. Earnings are defined as an employee’s base pay plus overtime, commission, bonuses and other variable compensation in excess of $210,000 in 2005. Benefits are vested based upon attainment of age 55 and satisfying a five-year cliff-vesting schedule.

Estimated annual retirement benefits that may be provided by the NQ Plan to the Named Executive Officers eligible to participate in the NQ Plan upon retirement at age 65, which is the normal retirement age for officers, assuming conversion of the account balances into a life annuity, are as follows: Mr. Alapont - $157,385; Mr. Lynch - $85,359; Mr. Schmelzer - $67,537; Mr. Randazzo - $79,172; and Mr. Felicelli - $98,657.

Supplemental Key Executive Pension Plan

In addition to the DB Plan and NQ Plan, the Company maintains a Supplemental Key Executive Pension Plan (SKEPP). The SKEPP is a non-tax qualified pension plan, the purpose of which is to provide a pension benefit for a limited number of senior executives that is competitive with pension benefits provided to senior executives at peer group companies. The SKEPP targets a pension benefit equal to 50% of an executive’s average compensation for the highest consecutive three-year period of the last five years before retirement. In order to receive the maximum

SKEPP benefit, an executive must attain 20 years of service and be at least age 62 upon retirement. A reduced benefit will be paid to executives who have not attained these minimal levels. The target benefits are calculated taking into account benefits paid under the Company’s DB Plan, NQ Plan and certain predecessor plans.

The following table indicates estimated total annual benefits payable as a single life annuity beginning at age 65 for various compensation levels and years of service under the SKEPP, taking into account the DB Plan and NQ Plan. Generally, annual compensation used for the pension formula purposes includes salary and annual incentive compensation, as reported in the Summary Compensation Table.

Supplemental Key Executive Pension Plan Table

Average Pay During Final Three Years Before Retirement	10	Years of Service (Estimated Annual Retirement Benefits For Years of Service Shown Below)
		15	20	25
$ 400,000	$100,000	$150,000	$200,000	$200,000
600,000	150,000	225,000	300,000	300,000
800,000	200,000	300,000	400,000	400,000
1,000,000	250,000	375,000	500,000	500,000
1,200,000	300,000	450,000	600,000	600,000
1,400,000	350,000	525,000	700,000	700,000
1,600,000	400,000	600,000	800,000	800,000
1,800,000	450,000	675,000	900,000	900,000
2,000,000	500,000	750,000	1,000,000	1,000,000
2,200,000	550,000	825,000	1,100,000	1,100,000
2,400,000	600,000	900,000	1,200,000	1,200,000

The SKEPP grants credit for all years of pension service with the Company and under certain predecessor plans. The Named Executive Officers who are eligible to participate in the SKEPP have the following years of credited pension service as of December 31, 2004: Mr. Alapont – 3.3 years (4 years of credited service are granted for every one year worked), Mr. Lynch — 8.98 years (including 3.40 years of service credited from his prior employer); Mr. Schmelzer — 36.5 years; and Mr. Randazzo — 10.99 years (including 2.08 years of service credited from his prior employer). Mr. Felicelli is not a participant of the SKEPP.

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

Employment Agreement with José Maria Alapont

On February 2, 2005, the Company entered into an employment agreement with José Maria Alapont (the “Employment Agreement”). A description of the Employment Agreement was provided in the Company’s Form 8-K filing dated February 2, 2005.

Copies of Mr. Alapont’s Employment Agreement, and Key Executive Pension Plan are attached as Exhibits 10.22 and 10.23.

Section 16(a) Beneficial Ownership Reporting Compliance

All Section 16(a) filings were timely except the Company filed Shirley Peterson’s Form 3 late on May 6, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the amount of common stock, stock units and Series C ESOP Stock beneficially owned by the Company’s directors, the Named Executive Officers, and the directors and officers as a group, as of January 31, 2006. The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority. No one Named Executive Officer owns 1% of the Company’s outstanding stock. In the aggregate, all directors and executive officers of the Company as a group own less than 1% of the Company’s outstanding stock.

Name	Beneficial Ownership(1)		Percent of Class
John J. Fannon	2,521	(2)	*
Joseph P. Felicelli	30,000	(3)	*
Paul S. Lewis	2,237	(4)	*
G. Michael Lynch	3,121	(5)	*
Shirley D. Peterson	—		*
John C. Pope	7,335	(6)	*
Richard P. Randazzo	10,421	(7)	*
Wilhelm A. Schmelzer	14,425	(8)	*
Geoffrey H. Whalen	1,237	(9)	*

All directors and executive officers as a group, 21 persons	82,390

*	Represents less than 1% of the outstanding common stock
(1)	Except as otherwise noted, each beneficial owner identified in this table has sole investment power with respect to the shares shown in the table. For executive officers, the numbers include Series C ESOP shares held in the Company’s Salaried Employee Investment Plan (“SEIP”) with respect to which participants have voting power but no investment rights.
(2)	Includes 1,286 shares and 1,235 stock units owned directly.
(3)	Includes 30,000 options that are fully vested.
(4)	Includes 2,000 shares and 237 stock units owned directly.
(5)	Includes (i) 3,073 shares in the Company’s SEIP, (ii) 48 shares of the Company’s Series C ESOP Stock, and (iii) 132,000 options that are fully vested.
(6)	Includes (i) 5,700 shares and 1,235 stock units owned directly and (ii) 400 shares owned jointly with his wife.
(7)	Includes (i) 421 shares of the Company’s Series C ESOP stock and (ii) 10,000 options that are fully vested.
(8)	Includes (i) 625 shares of the Company’s Series C ESOP stock and (ii) 13,800 options that are fully vested.
(9)	Includes 1,000 shares and 237 stock units owned directly.

Ownership of Stock by Principal Owners

To the best of the Company’s knowledge and based on public reports filed with the Securities and Exchange Commission, the Company did not have any beneficial owners of five percent or more of the outstanding shares of the Company’s common stock as of February 22, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No items to be reported.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services:

	Year Ended December 31
	2005	2004
	(Millions of Dollars)
Audit fees (1)	$7.3	$8.7
Audit-related fees (2)	1.0	1.1
Tax fees (3)	5.9	6.4
Other fees	—	—

Total	$14.2	$16.2

(1)	Audit fees: Services under this caption include consolidated financial statement audit fees, internal control over financial reporting audit fees, domestic subsidiary financial statement audit fees and international statutory audit fees.
(2)	Audit-related fees: Services under this caption include accounting assistance and employee benefit plan audits.
(3)	Tax fees: Services under this caption include statutory compliance, expatriate compliance and tax advisory services.

Audit Committee’s Pre-Approval Policies and Procedures:

The Company’s independent accountants are directly accountable to the audit committee pursuant to its charter. Accordingly, the audit committee’s responsibilities include pre-approving the services of the independent accountant. The audit committee’s policy is to review and pre-approve all audit and permissible non-audit services, as deemed appropriate. For the year ended December 31, 2005, all audit, audit related, tax and other fees provided by the Company’s independent accountants were pre-approved by the audit committee.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(Millions of Dollars)
Year ended December 31, 2005:
Valuation allowance for trade receivables	$57.9	4.3	—	(19.1	)(1)	$43.1
Reserve for inventory valuation	70.7	5.6	—	(12.5	)(2)	63.8
Valuation allowance for deferred tax assets	1,122.9	138.0	(117.6)	—		1,143.3

Year ended December 31, 2004
Valuation allowance for trade receivables	$67.4	(1.4)	—	8.1	(1)	$57.9
Reserve for inventory valuation	67.8	4.2	—	1.3	(2)	70.7
Valuation allowance for deferred tax assets	892.3	44.6	186.0	—		1,122.9

Year ended December 31, 2003:
Valuation allowance for trade receivables	$74.6	14.4	—	21.6	(1)	$67.4
Reserve for inventory valuation	68.1	13.2	—	13.5	(2)	67.8
Valuation allowance for deferred tax assets	722.5	67.8	102.0	—		892.3

(1)	Uncollectable accounts charged off net of recoveries.
(2)	Obsolete inventory charged off.

15(b). Exhibits

The Company will furnish upon request any of the following exhibits upon payment of the Company’s reasonable expenses for furnishing such exhibit.

3.1	The Company’s Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. (the “1999 10-K”)

3.2	The Company’s Bylaws, as amended. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (the “2002 10-K”)

4.1	Rights Agreement dated as of February 24, 1999, between the Company and The Bank of New York, as Rights Agent. (Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 25, 1999.)

4.2	Purchase Agreement for 10,000,000 Trust Convertible Preferred Securities of Federal-Mogul Financing Trust, dated as of November 24, 1997. (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. (the “1997 10-K”)

4.3	Registration Rights Agreement, dated as of December 1, 1997, by and among the Company, Federal-Mogul Financing Trust and Morgan Stanley & Co. Inc. as Initial Purchaser. (Incorporated by reference to Exhibit 4.7 to the Company’s 1997 10-K.)

4.4	Indenture between Federal-Mogul Corporation and The Bank of New York, dated as of December 1, 1997, with respect to the Subordinated Debentures. (Incorporated by reference to Exhibit 4.8 to the Company’s 1997 10-K.)

4.5	First Supplemental Indenture dated as of December 1, 1999 to the Indenture between Federal-Mogul Corporation and The Bank of New York, dated as of December 1, 1997, with respect to the Subordinated Debentures. (Incorporated by reference to Exhibit 4.9 to the Company’s 1997 10-K.)

4.6	Indenture among Federal-Mogul Corporation and The Bank of New York, dated as of January 20, 1999. (Incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.7	First Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of January 20, 1999 among Federal-Mogul Corporation, certain subsidiaries as guarantors and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.3 to the Company’s January 17, 2001 8-K.)

4.8	Indenture among Federal-Mogul Corporation and Continental Bank, dated as of August 12, 1994. (Incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K filed August 19, 1994.)

4.9	First Supplemental Indenture dated as of July 8, 1998 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee. (Incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”.)

4.10	Second Supplemental Indenture dated as of October 9, 1998 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee. (Incorporated by reference to Exhibit 4.10 to the Company’s 2000 10-K.)

4.11	Third Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2001 (the “January 17, 2001 8-K”).

4.12	Indenture among Federal-Mogul Corporation and The Bank of New York, dated as of June 29, 1998. (Incorporated by reference to Exhibit 4.8 to the Company’s 1999 10-K.)

4.13	First Supplemental Indenture dated as of June 30, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by reference to Exhibit 4.9 to the Company’s 1999 10-K.)

4.14	Second Supplemental Indenture dated as of July 21, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by reference to Exhibit 4.14 to the Company’s 2000 10-K.)

4.15	Third Supplemental Indenture dated as of October 9, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by reference to Exhibit 4.15 to the Company’s 2000 10-K.)

4.16	Fourth Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation, certain subsidiaries as guarantors and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s January 17, 2001 8-K.)

10.1	Federal-Mogul Corporation 1997 Amended and Restated Long-Term Incentive Plan, as adopted by the Shareholders of the Company on May 20, 1998. (Incorporated by reference to the Company’s 1998 Definitive Proxy Statement on Form 14A.)

10.2	Amended and Restated Deferred Compensation Plan for Corporate Directors. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (the “1990 10-K”.)

10.3	Supplemental Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.10 to the Company’s 1992 10-K.)

10.4	Description of Umbrella Excess Liability Insurance for the Senior Management Team. (Incorporated by reference to Exhibit 10.11 to the Company’s 1990 10-K.)

10.5	Amended and Restated Declaration of Trust of Federal-Mogul Financing Trust, dated as of December 1, 1997. (Incorporated by reference to Exhibit 10.34 to the Company’s 1997 10-K.)

10.6	Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement dated August 7, 2003 by and among the Company and certain of its subsidiaries, Debtors and Debtors-in-Possession under Chapter 11 of the Bankruptcy Code, as Borrowers, and The Lenders Party Hereto, and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company’s 2003 10-K).

10.7	Fourth Amended and Restated Credit Agreement dated as of December 29, 2000 among the Company, certain foreign subsidiaries, certain banks and other financial institutions and The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s January 17, 2001 8-K.)

10.8	Amended and Restated Domestic Subsidiary Guarantee dated as of December 29, 2000 by certain subsidiaries of the Company in favor of The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.2 to the Company’s January 17, 2001 8-K.)

10.9	Guarantee by F-M UK Holding Limited in favor of The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s January 17, 2001 8-K.)

10.10	Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and Wilmington Trust Company, as trustee. (Incorporated by reference to Exhibit 10.4 to the Company’s January 17, 2001 8-K.)

10.11	Second Amended and Restated Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and First Union National Bank, as trustee. (Incorporated by reference to Exhibit 10.5 to the Company’s January 17, 2001 8-K.)

10.12	Second Amended and Restated Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and ABN AMRO Trust Company (Jersey) Limited, as trustee, (Incorporated by reference to Exhibit 10.6 to the Company’s January 17, 2001 8-K.)

10.13	Second Amended and Restated Domestic Pledge Agreement among the Company and certain subsidiaries in favor of First Union National Bank, as trustee. (Incorporated by reference to Exhibit 10.7 to the Company’s January 17, 2001 8-K.)

10.14	Security Agreement dated as of December 29, 2000 by the Company and certain subsidiaries in favor of Wilmington Trust Company, as trustee. (Incorporated by reference to Exhibit 10.8 to the Company’s January 17, 2001 8-K.)

10.15	Form of Mortgage or Deed of Trust prepared for execution by the Company or any applicable subsidiaries. (Incorporated by reference to Exhibit 10.9 to the Company’s January 17, 2001 8-K.)

10.16	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by Travelers Casualty & Surety Company of America. (Incorporated by reference to Exhibit 10.10 to the Company’s January 17, 2001 8-K.)

10.17	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by Travelers Casualty & Surety Company of America. (Incorporated by reference to Exhibit 10.11 to the Company’s January 17, 2001 8-K.)

10.18	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by SAFECO Insurance Company of America. (Incorporated by reference to Exhibit 10.12 to the Company’s January 17, 2001 8-K.)

10.19	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by National Fire Insurance Company of Hartford and Continental Casualty Company. (Incorporated by reference to Exhibit 10.13 to the Company’s January 17, 2001 8-K.)

10.20	Amended and Restated Federal-Mogul Supplemental Key Executive Pension Plan dated January 1, 1999 and Restated February 2004 (incorporated by reference to Exhibit 10.20 to the Company’s 2003 10-K.)

10.21	Master Services Agreement for Finance & Accounting Services dated September 30, 2004 between the Company and International Business Machines Corporation (Incorporated by reference to Exhibit 10.25 to the Company’s October 29, 2004 10-Q.)

*10.22	Employment Agreement dated as of the 2nd day of February 2005 between the Company and José Maria Alapont.

*10.23	Federal-Mogul Corporation Key Executive Pension Plan for José Maria Alapont.

10.24	Form of Change in Control Employment Agreement (Incorporated by reference to Exhibit 10.24 to the Company’s February 2, 2005 8-K.)

10.25	Agreement between the Company, T&N Limited, the other Plan Proponents, High river Limited Partnership, the Administrators and the Pension Protection Fund dated September 26, 2005 (Incorporated by reference to Exhibit 10.25 to the Company’s September 30, 2005 8-K.)

10.26	Term Sheet between the Company, the other proponents of the Third Amended Joint Plan of Reorganization and High River Limited Partnership dated September 26, 2005 (Incorporated by reference to Exhibit 10.26 to the Company’s September 30, 2005 8-K.)

10.27	Note Sale Agreement between the Company, Federal-Mogul (Continental European Operations) Limited, T&N Limited, and the Administrators dated December 9, 2005 (Incorporated by reference to Exhibit 10.27 to the Company’s December 15, 2005 8-K.)

*10.28	Credit and Guaranty Agreement dated as of November 23, 2005 between the Company and certain of its subsidiaries, certain banks and other financial institutions and Citicorp USA, Inc., as administrative agent.

*10.29	Security and Pledge Agreement dated as of November 23, 2005 between the Company and certain subsidiaries in favor of Citicorp USA, Inc., as administrative agents.

*21	Subsidiaries of the Registrant.

*23.1	Consent of Ernst & Young LLP.

*24	Powers of Attorney.

*31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14

*31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14

*32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

*	Filed Herewith

15(c). Separate financial statements of affiliates whose securities are pledged as collateral.

1)	Financial statements of Federal-Mogul Products, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2005.

2)	Financial statements of Federal-Mogul Ignition Company and subsidiaries including consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2005.

3)	Financial statements of Federal-Mogul Powertrain, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2005.

4)	Financial statements of Federal-Mogul Piston Rings, Inc. including balance sheets as of December 31, 2005 and 2004, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Products, Inc. and subsidiaries, a wholly-owned subsidiary of Federal-Mogul Corporation, as of December 31, 2005 and 2004 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Products, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

Detroit, Michigan

February 23, 2006

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Third party sales	$754.8	$707.8	$648.9
Affiliate sales	115.2	103.5	91.8

Total net sales	870.0	811.3	740.7
Cost of products sold	716.4	633.0	588.5

Gross margin	153.6	178.3	152.2

Selling, general and administrative expenses	106.0	110.2	103.4
Gain on involuntary conversion	—	(46.1)	—
Adjustment of long-lived assets to fair value	18.7	—	—
Other expense, net	17.8	16.5	11.1

Earnings before income taxes	11.1	97.7	37.7
Income tax expense	10.1	10.3	—

Net income	$1.0	$87.4	$37.7

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
	(Millions of Dollars)
ASSETS
Current Assets:
Accounts receivable, net	$135.0	$124.3
Inventories, net	159.0	166.4
Other	12.9	14.7

Total Current Assets	306.9	305.4

Property, plant and equipment, net	219.6	246.2
Definite-lived intangible assets, net	47.0	49.8
Asbestos-related insurance recoverable	162.0	166.1
Other noncurrent assets	3.9	13.1

	$739.4	$780.6

LIABILITIES AND NET PARENT INVESTMENT
Current Liabilities:
Accounts payable	$42.8	$44.4
Accrued compensation	7.2	7.8
Accrued rebates	13.6	7.1
Other accrued liabilities	19.5	18.3

Total Current Liabilities	83.1	77.6

Liabilities subject to compromise	778.0	776.8
Other long-term liabilities	2.7	2.7
Net Parent Investment	(124.4)	(76.5)

	$739.4	$780.6

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Cash Provided From Operating Activities
Net income	$1.0	$87.4	$37.7
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	32.4	30.8	28.9
Payments against restructuring reserves	(1.3)	—	(3.8)
Adjustment of long-lived assets to fair value	18.7	—	—
Gain on involuntary conversion	—	(46.1)	—
Insurance proceeds	—	102.2	—
Increase in accounts receivable	(10.7)	(4.2)	(27.0)
(Increase) decrease in inventories	7.4	(76.1)	31.4
Increase (decrease) in accounts payable	(1.6)	22.4	(8.3)
Increase (decrease) in liabilities subject to compromise	1.2	(1.4)	(1.9)
Changes in other assets and liabilities	24.3	17.9	8.2

Net Cash Provided From Operating Activities	71.4	132.9	65.2

Cash Used By Investing Activities
Expenditures for property, plant and equipment	(22.5)	(31.6)	(41.6)

Net Cash Used By Investing Activities	(22.5)	(31.6)	(41.6)

Cash Used By Financing Activities
Transfers to parent	(48.9)	(101.3)	(23.6)

Net Cash Used By Financing Activities	(48.9)	(101.3)	(23.6)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

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

Principles of Consolidation: The consolidated financial statements include the accounts of Products and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investment in affiliates of not more than 20% are accounted for using the cost method.

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

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and Products’ historical experience of write-offs. If not reserved through specific examination procedures, Products’ general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $4.9 million and $6.9 million at December 31, 2005 and 2004, respectively.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method (“LIFO”). If inventories had been valued at current cost, amounts reported would have been increased by $13.5 million and $15.4 million as of December 31, 2005 and 2004, respectively. Inventories have also been reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to estimated future sales and usage.

Long-Lived Assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, Products performs the required analysis and records an impairment charge, as required, in accordance with Statement of Financial Accounting Standards (“SFAS’) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Recoverable Customer Engineering and Tooling: Pre-production tooling and engineering costs that Products will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Products the non-cancelable right to use the tools or the reimbursement of such costs is agreed to by the customer. Pre-production tooling costs that are owned by Products are capitalized as part of machinery and equipment, and are depreciated over the shorter of the toolings’ expected life or the duration of the related program.

Research and Development Costs: Products expenses research and development costs as incurred. Research and development expense was $12.5 million, $13.5 million and $11.4 million for 2005, 2004 and 2003, respectively.

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

Fair Value of Financial Instruments: The carrying amounts of certain financial instruments such as accounts payable and accounts receivable approximate their fair value.

Net Parent Investment: The Net Parent Investment account reflects the balance of Products’ historical earnings, intercompany amounts, income taxes accrued and deferred, postemployment liabilities and other transactions between Products and Federal-Mogul.

Reclassifications: Certain items in the prior years financial statements have been reclassified to conform with the presentation used in 2005.

2. Voluntary Reorganization Under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), Federal-Mogul and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Also on October 1, 2001, certain of Federal-Mogul’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 in the High Court. Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in the normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on Federal-Mogul’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although certain issues remain to be resolved, the Plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, 50.1% of newly issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trust, and 49.9% of the newly issued common stock will be distributed pro rata to the noteholders. In addition, the holders of currently outstanding common and preferred stock of Federal-Mogul will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price.

Unsecured creditors, including trade creditors, of the U.S. Debtors are projected to receive cash distributions under the Plan equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate payout of all allowed unsecured claims against the U.S. Debtors does not exceed $258 million. Any excess above this amount could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive.

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

On February 2, 2005, Federal-Mogul entered into an employment agreement with José Maria Alapont under which Mr. Alapont became Federal-Mogul’s president and chief executive officer. As part of this employment agreement, the Plan Proponents have agreed to amend the Plan to provide Mr. Alapont with non-qualified stock options to

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

purchase common stock of the reorganized Federal-Mogul. Significant terms and conditions of the contemplated stock options are outlined in the employment agreement previously filed with the SEC on Form 8-K dated February 2, 2005.

On June 14, 2005, the District Court overseeing the Chapter 11 Cases commenced its hearing to estimate the aggregate present value of pending and future asbestos personal injury and wrongful death claims against the U.K. Debtors. Closing arguments were completed on July 14, 2005, after which the District Court estimated the total liability for such claims at $9 billion in the United States and $500 million in the United Kingdom. The District Court objective of the estimation hearing was to determine an aggregate claims value for purposes of formulating the reorganization plan and not to determine the liability for U.S. GAAP purposes. Federal-Mogul has evaluated its currently recorded liability for such claims and, given the settlement terms and value as proposed in the Plan, determined that the amount recorded is appropriate.

Federal-Mogul cannot predict at this time whether the Plan or the Schemes of Arrangement and CVAs that will be proposed pursuant to the terms of the U.K. Settlement Agreement and the other agreed Plan amendments will be confirmed or approved.

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a DIP credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. Federal-Mogul’s existing DIP credit facility expires in December 2006, and the interest rate is either the alternate base rate (“ABR”) plus 1 1/4 percentage points or the London Inter-Bank Offered Rate (“LIBOR”) plus 2 1/4 percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus  1/2 percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

Financial Statement Presentation

As reflected in the consolidated financial statements, “Liabilities subject to compromise” refers to Products’ liabilities incurred prior to the commencement of the Restructuring Proceedings. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent Product’s estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments, which may result from (i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrators; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the Restructuring Proceedings.

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	December 31
	2005	2004
	(Millions of Dollars)
Loans payable to affiliated companies	$314.8	$314.8
Asbestos liabilities	213.6	213.6
Accounts payable to affiliated companies	164.1	164.1
Accounts payable	57.7	56.5
Interest payable to affiliated companies	27.4	27.4
Environmental liabilities	0.4	0.4

Total	$778.0	$776.8

The Debtors, including Products, have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims, adequate protection payments on Federal-Mogul’s notes, and certain other pre-petition claims.

Pursuant to the Bankruptcy Code, Federal-Mogul has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. On October 4, 2002, the Debtors issued approximately 100,000 proof of claim forms to its current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims in the Chapter 11 Cases. A March 3, 2003 bar date was set for the filing of proofs of claim against the Debtors. Because the Debtors have not completed evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to Federal-Mogul’s financial statements.

The Debtors, including Products, continue to review and analyze the proofs of claim filed to date. In addition, the Debtors continue to file objections and seek stipulations to certain claims. Additional claims may be filed after the general bar date, which could be allowed by the Bankruptcy Court. Accordingly, the ultimate number and allowed amount of such claims are not presently known and cannot be reasonably estimated at this time. The resolution of such claims could result in a material adjustment to Federal-Mogul’s financial statements.

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

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3. Inventory

Inventories consisted of the following:

	December 31
	2005	2004
	(Millions of Dollars)
Raw materials.	$32.5	$35.6
Work-in-process	16.3	18.4
Finished goods	118.8	118.2

	167.6	172.2
Valuation reserves	(8.6)	(5.8)

	$159.0	$166.4

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Estimated Useful Life	December 31
		2005	2004
		(Millions of Dollars)
Land		$4.6	$4.8
Buildings and building improvements	24-40 years	50.3	52.2
Machinery and equipment	3-12 years	268.2	273.1

		323.1	330.1
Accumulated depreciation		(103.5)	(83.9)

		$219.6	$246.2

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions:

2006	$0.2
2007	0.2
2008	0.2
2009	0.2
2010	0.3
Thereafter	—

Total rental expense under operating leases for the years ended December 31, 2005, 2004 and 2003 was $9.9 million, $8.9 million and $7.8 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5. Intangible Assets

At December 31, 2005 and 2004, intangible assets consists of the following:

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets Developed technology	$67.2	$(20.2)	$47.0	$67.2	$(17.4)	$49.8

Products expects that amortization expense for its amortizable intangible assets for each of the years between 2006 and 2010 will be approximately $3 million.

6. Adjustment of Assets to Fair Value

Definite-Lived Long-Lived Assets

Products recorded an impairment charge for the year ended December 31, 2005 of $18.7 million to adjust long-lived tangible assets to their estimated fair values. These impairments are due to other than temporary declines in sales volumes and profitability at certain facilities and reflect a revaluation of future expected cash flows primarily due to anticipated lower volumes at certain facilities. The fair value of property, plant and equipment was based upon estimated discounted future cash flows and estimates of salvage value. The impairment charges represent the difference between the estimated fair values and the carrying value of the subject assets. No impairment charges were required for the years ended December 31, 2004 and 2003.

7. Restructuring Charges

In 2000, Products recognized employee severance costs of $13.9 million and exit costs of $3.9 million resulting primarily from the planned reorganization of the America’s friction business. Cash payments made during 2003 against these reserves were $3.8 million. This reorganization was completed during 2003 and the remaining reserves of $5.9 million were reversed and are included in the statement of operations within “other expense, net.”

Products recognized $2.3 million of restructuring charges in 2005 primarily related to severance and other costs associated with the consolidation of operations to maximize production efficiencies and achieve economies of scale. Cash payments against these restructuring reserves were $1.3 million during 2005.

8. Commitments and Contingencies

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

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

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

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of December 31, 2005) represented Products’ estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. Products did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, Products made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation is stayed.

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

In December of 2005, Cooper Industries, Inc., Pneumo Abex Corporation, the Asbestos Committee, the Asbestos Futures Representative, the Company and various other relevant parties entered into a nonbinding term sheet to resolve all of Cooper Industries, Inc. and Pnuemo Abex Corporation claims against the Company arising out of the Abex asbestos litigation and the related alleged indemnity obligations. A condition precedent to that term sheet was that the Bankruptcy Court issue a preliminary injunction staying the asbestos litigation against Cooper Industries, Inc. and Pneumo Abex Corporation pending consumation of the term sheet which would have occurred through the confirmation of the Company’s Plan. The Bankruptcy Court denied the motion for preliminary injunction on January 20, 2006. Consequently, the parties have resumed discussions regarding settlement of the outstanding issues.

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

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. Products may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $112.6 million as of December 31, 2005.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action against the Debtors and a number of insurance carriers in Federal-Mogul’s Restructuring Proceedings. In its complaint, Dresser alleged that it has rights under certain primary and excess general liability insurance policies that may be shared with Products as the successor to Wagner Electric Corporation. Dresser seeks, among other things, a declaration of the parties respective rights and obligations under the policies and a partition of the competing rights of Dresser and Products under the policies. Products answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of Products’ rights to the policies. Products may be liable for asbestos claims against Wagner and has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $49.4 million as of December 31, 2005. On November 4, 2004, FMP, Dresser and Cooper Industries, Inc. (“Cooper”) and certain of the insurers (“Parties”) entered into a partitioning agreement, by which the Parties agreed as to the manner in which the limits of liability, self-insured retention’s, deductibles and any other self-insurance features, and the erosion thereof, are to be partitioned among FMP, Dresser and Cooper. The portioning agreement effectively disposes of Dresser’s claims in the Dresser adversary proceeding. However, FMP’s cross claim against the defendant-insurers remain.

The ultimate realization of insurance proceeds is directly related to the amount of related covered valid claims against Products. If the ultimate asbestos claims are higher than the recorded liability, Products expects the ultimate insurance recoverable to be higher than the recorded amount. If the ultimate asbestos claims are lower than the recorded liability, Products expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts due to the uncertainties created by the Restructuring Proceedings. Accordingly, the recorded amounts for this insurance recoverable asset could change materially based upon events that occur from the Restructuring Proceedings.

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

Environmental reserves were $4.8 million and $5.1 million at December 31, 2005 and 2004, respectively, and are included in the consolidated balance sheets as follows:

	December 31
	2005	2004
	(Millions of Dollars)
Other accrued liabilities	$1.7	$2.0
Other long-term liabilities	2.7	2.7
Liabilities subject to compromise	0.4	0.4

	$4.8	$5.1

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Management believes that such accruals will be adequate to cover Products’ estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Products, Products’ results of operations and financial condition could be materially affected. At December 31, 2005, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $6 million.

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

Products has intercompany loans from Federal-Mogul in the amount of $270.8 million, which are included in liabilities subject to compromise at December 31, 2005 and 2004. Products’ contractual interest not accrued or paid for each of the years 2005, 2004 and 2003 for this note was $19.0 million. Since the petition date, Products has been relieved of a total of $80.7 million of interest payable under this note.

Products has a note payable to another subsidiary of Federal-Mogul in the amount of $44.0 million for the transfer of certain assets and liabilities. Interest on this note is calculated at the stated rate of 6.154%. This note is included in Products’ balance sheet under the caption liabilities subject to compromise at December 31, 2005 and 2004. Products contractual interest not accrued or paid for this note was $2.7 million for each of the years ended December 31, 2005, 2004 and 2003. Since the petition date, Products has been relieved of a total of $11.5 million of interest payable under this note.

Federal-Mogul has pledged 100% of Products’ capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Products has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul’s Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowing outstanding on such agreements aggregates $4,049.8 and $4,026.9 million as of December 31, 2005 and 2004, respectively.

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10. Net Parent Investment

Changes in net parent investment were as follows (in millions of dollars):

Balance at January 1, 2003	$(76.7)
Net income	37.7
Intercompany transactions, net	(23.6)

Balance at December 31, 2003	(62.6)
Net income	87.4
Intercompany transactions, net	(101.3)

Balance at December 31, 2004	(76.5)
Net income	1.0
Intercompany transactions, net	(48.9)

Balance at December 31, 2005	$(124.4)

11. Income Taxes

Products files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Components of income tax expense
Current	$10.1	$10.3	$—
Deferred	—	—	—

Income tax expense	$10.1	$10.3	$—

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended December 31
	2005	2004	2003
U.S. Federal statutory rate	35%	35%	35%
Foreign operations	2	—	—
State and local taxes	(3)	1	3
Other non-taxable income	(15)	—	—
Valuation allowance	72	(25)	(38)

Effective tax rate	91%	11%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of Product’s net deferred tax asset are non-deductible accruals and amortization and depreciation timing differences.

	2005	2004
	(Millions of Dollars)
Net current deferred tax assets	$24.6	$38.7
Net long-term deferred tax assets	49.2	34.9

Gross deferred tax assets	73.8	73.6
Valuation allowance	(73.8)	(73.6)

Net deferred tax assets	$—	$—

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

12. Pension Plans

Products is included in the Federal-Mogul Pension Plan. As such, the related pension liability is recorded in Net Parent Investment at December 31, 2005 and 2004.

The pension charge allocated to Products was $3.5 million, $3.8 million and $3.6 million for 2005, 2004 and 2003, respectively.

Products also maintains certain defined contribution pension plans for eligible employees. The total expense attributable to defined contribution plans was $2.7 million, $2.7 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

13. Postretirement Benefits Other Than Pensions

Benefits provided to employees of Products under various Federal-Mogul postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescription drugs and life insurance, with medical care accounting for approximately 55% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $0.8 million, $1.2 million and $1.1 million for 2005, 2004 and 2003, respectively.

14. Concentrations of Credit Risk and Other

Products grants credit to their customers, which are primarily in the automotive industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising Products’ customer base. Products performs periodic credit evaluations of their customers and generally does not require collateral.

Products operates in a single business segment. Products manufactures and distributes brake friction materials and other products for use by the automotive aftermarket and in automobile assemblies. In addition, Products manufactures and distributes suspension, steering drive-line and brake system components and material for the automotive aftermarket. No single customer accounted for 10% or more of revenues in 2005, 2004 or 2003. All revenues and assets of Products reside in the United States.

15. Smithville, Tennessee Distribution Center Fire

On March 5, 2004, a fire at Products’ Smithville, Tennessee distribution center resulted in extensive damage to the facility and the loss of substantially all of its related equipment and inventory. The 244,000 square foot facility was the principal distribution center for Moog and TRW chassis aftermarket products in the United States. Products resumed distribution operations at a new leased facility in Smyrna, Tennessee on March 12, 2004.

Products settled this claim with its insurance carrier and recorded this settlement during 2004, resulting in cash proceeds of $102.2 million and recognition of a gain on involuntary conversion of $46.1 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Ignition Company and subsidiaries, a wholly-owned subsidiary of Federal-Mogul Corporation, as of December 31, 2005 and 2004, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Ignition Company and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP
Detroit, Michigan
February 23, 2006

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Third party sales	$786.3	$761.7	$714.3
Affiliate sales	176.9	200.4	126.1

Total net sales	963.2	962.1	840.4
Cost of products sold	752.3	746.0	640.6

Gross margin	210.9	216.1	199.8

Selling, general and administrative expenses	103.6	111.6	107.2
Restructuring charges	1.0	5.7	12.0
Adjustment of long-lived assets to fair value	3.8	3.0	—
Interest income, net	(4.9)	(3.3)	(3.3)
Other expense, net	23.2	7.2	10.9

Earnings from continuing operations before income taxes	84.2	91.9	73.0
Income tax expense	27.9	36.2	19.0

Earnings from continuing operations	56.3	55.7	54.0
Loss from discontinued operations, net of income taxes	—	—	(0.3)

Net income	$56.3	$55.7	$53.7

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
	(Millions of Dollars)
ASSETS
Current Assets:
Cash and equivalents	$82.0	$51.6
Accounts receivable, net	169.5	174.1
Inventories, net	138.9	146.7
Supplies inventories	20.1	20.1
Other	9.9	9.3

Total Current Assets	420.4	401.8

Property, plant and equipment, net	267.6	277.9
Goodwill and indefinite-lived intangible assets	248.3	247.4
Definite-lived intangible assets, net	31.1	32.9
Other noncurrent assets	2.6	3.1

	$970.0	$963.1

LIABILITIES AND NET PARENT INVESTMENT
Current Liabilities:
Short-term debt	$0.1	$0.1
Accounts payable	54.9	61.4
Accrued compensation	24.3	23.2
Restructuring reserves	0.8	1.8
Accrued rebates and customer incentives	11.7	9.9
Other accrued liabilities	21.5	18.1

Total Current Liabilities	113.3	114.5

Other long-term liabilities	18.0	19.4
Liabilities subject to compromise	800.3	799.7
Minority interest in consolidated subsidiaries	105.1	95.0
Net Parent Investment:
Accumulated other comprehensive loss	(56.7)	(49.7)
Intercompany transactions	(10.0)	(15.8)

Net Parent Investment	(66.7)	(65.5)

	$970.0	$963.1

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Cash Provided From Operating Activities
Net income	$56.3	$55.7	$53.7
Adjustments to reconcile net income to net cash provided from operating activities
Gain on sale of businesses, net	—	—	(2.2)
Depreciation and amortization	40.2	37.4	33.1
Restructuring charge	1.0	5.7	13.7
Payments against restructuring reserves	(1.9)	(8.1)	(9.7)
Adjustment of long-lived assets to fair value	3.8	3.0	—
Decrease (increase) in accounts receivable	4.6	(8.2)	11.9
Decrease (increase) in inventories	7.8	(1.2)	9.4
(Decrease) increase in accounts payable	(6.5)	5.6	12.4
Changes in other assets and liabilities	4.6	(6.4)	(2.6)

Net Cash Provided From Operating Activities	109.9	83.5	119.7

Cash Used By Investing Activities
Capital expenditures	(29.0)	(29.5)	(26.4)
Proceeds from sale of businesses	—	—	20.2

Net Cash Used By Investing Activities	(29.0)	(29.5)	(6.2)

Cash Used By Financing Activities
Borrowings (payments) on short-term debt	—	(1.9)	2.0
Transfers to parent	(50.5)	(30.1)	(106.3)

Net Cash Used By Financing Activities	(50.5)	(32.0)	(104.3)

Increase in cash and equivalents	30.4	22.0	9.2

Cash and equivalents at beginning of year	51.6	29.6	20.4

Cash and equivalents at end of year	$82.0	$51.6	$29.6

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

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

Ignition’s separate debt and related interest expense have been included in the consolidated financial statements. Ignition is fully integrated into its parent’s cash management system and, as such, all of their domestic cash requirements are provided by its parent and any excess cash generated by Ignition is transferred to its parent.

Principles of Consolidation: The consolidated financial statements include the accounts of Ignition and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Equivalents: Ignition considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are stated at historical value, which approximates fair value. Ignition does not generally require collateral for its trade accounts receivable.

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and Ignition’s historical experience of write-offs. If not reserved through specific examination procedures, Ignition’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $6.7 million and $9.1 million at December 31, 2005 and 2004, respectively.

Ignition subsidiaries in Italy have entered into factoring facilities. Accounts receivable factored or discounted under these facilities were $9.9 million and $8.6 million at December 31, 2005 and 2004, respectively. Expenses related to receivables factored or discounted are recorded in the statement of operations as “other expense, net.”

Inventories: Inventories are carried at cost or, if lower, net realizable value. Cost is determined using the last-in, first-out (“LIFO”) method for approximately 58% and 55% of the inventory at December 31, 2005 and 2004,

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued

respectively. The remaining inventories are recorded using the first-in, first-out method. If inventories had been valued at current cost, amounts reported would have increased by $9.7 million and $8.6 million at December 31, 2005 and 2004 respectively. Inventories have also been reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to estimated future sales and usage.

Long-Lived Assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, Products performs the required analysis and records an impairment charge, as required, in accordance with Statement of Financial Accounting Standards (“SFAS’) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

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

Recoverable Customer Engineering and Tooling: Pre-production tooling and engineering costs that Ignition will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Ignition the noncancelable right to use the tools or the reimbursement of such costs is agreed to by the customer. Pre-production tooling costs that are owned by Ignition are capitalized as part of machinery and equipment, and are depreciated over the shorter of the toolings’ expected life or the duration of the related program.

Research and Development and Advertising Costs: Ignition expenses research and development costs as incurred. Research and development expense was $15.7 million, $15.2 million and $14.5 million for 2005, 2004 and 2003, respectively. Advertising and promotion expense was $3.3 million, $3.1 million and $3.0 million for 2005, 2004 and 2003, respectively.

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

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Net Parent Investment: The Net Parent Investment account reflects the balance of Ignition’s historical earnings, intercompany amounts, income taxes accrued and deferred, postemployment liabilities, other transactions between Ignition and Federal-Mogul, foreign currency translations and equity pension adjustments.

Reclassifications: Certain items in the prior years financial statements have been reclassified to conform with the presentation used in 2005.

2. Voluntary Reorganization Under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), Federal-Mogul and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Also on October 1, 2001, certain of Federal-Mogul’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 in the High Court. Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in the normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on Federal-Mogul’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

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

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although certain issues remain to be resolved, the Plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, 50.1% of newly issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trust, and 49.9% of the newly issued common stock will be distributed pro rata to the noteholders. In addition, the holders of currently outstanding common and preferred stock of Federal-Mogul will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price.

Unsecured creditors, including trade creditors, of the U.S. Debtors are projected to receive cash distributions under the Plan equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate payout of all allowed unsecured claims against the U.S. Debtors does not exceed $258 million. Any excess above this amount could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive.

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

On February 2, 2005, Federal-Mogul entered into an employment agreement with José Maria Alapont under which Mr. Alapont became Federal-Mogul’s president and chief executive officer. As part of this employment agreement, the Plan Proponents have agreed to amend the Plan to provide Mr. Alapont with non-qualified stock options to purchase common stock of the reorganized Federal-Mogul. Significant terms and conditions of the contemplated stock options are outlined in the employment agreement previously filed with the SEC on Form 8-K dated February 2, 2005.

On June 14, 2005, the District Court overseeing the Chapter 11 Cases commenced its hearing to estimate the aggregate present value of pending and future asbestos personal injury and wrongful death claims against the U.K. Debtors. Closing arguments were completed on July 14, 2005, after which the District Court estimated the total liability for such claims at $9 billion in the United States and $500 million in the United Kingdom. The District Court objective of the estimation hearing was to determine an aggregate claims value for purposes of formulating the reorganization plan and not to determine the liability for U.S. GAAP purposes. Federal-Mogul has evaluated its currently recorded liability for such claims and, given the settlement terms and value as proposed in the Plan, determined that the amount recorded is appropriate.

Ignition cannot predict at this time whether the Plan or the Schemes of Arrangement and CVAs that will be proposed pursuant to the terms of the U.K. Settlement Agreement and the other agreed Plan amendments will be confirmed or approved.

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a DIP credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. Federal-Mogul’s existing DIP credit facility expires in December 2006, and the interest rate is either the alternate base rate (“ABR”) plus 1 1/4 percentage points or the London Inter-Bank Offered Rate (“LIBOR”) plus 2 1/4 percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus  1/2 percentage point. In addition, the commitment available under

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

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

	December 31
	2005	2004
Accounts payable	$33.4	$32.8
Accounts payable to affiliated companies	148.6	148.6
Loans payable to affiliated companies	447.5	447.5
Interest payable to affiliated companies	162.8	162.8
Environmental liabilities	8.0	8.0

Total	$800.3	$799.7

The Debtors, including Ignition, have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims, adequate protection payments on Federal-Mogul’s notes, and certain other pre-petition claims.

Pursuant to the Bankruptcy Code, Federal-Mogul has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. On October 4, 2002, the Debtors issued approximately 100,000 proof of claim forms to its current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims in the Chapter 11 Cases. A March 3, 2003 bar date was set for the filing of proofs of claim against the Debtors. Because the Debtors have not completed evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to Federal-Mogul’s financial statements.

The Debtors, including Ignition, continue to review and analyze the proofs of claim filed to date. In addition, the Debtors continue to file objections and seek stipulations to certain claims. Additional claims may be filed after the general bar date, which could be allowed by the Bankruptcy Court. Accordingly, the ultimate number and allowed amount of such claims are not presently known and cannot be reasonably estimated at this time. The resolution of such claims could result in a material adjustment to Federal-Mogul’s financial statements.

The appropriateness of using the going concern basis for the Ignition’ financial statements is dependent upon, among other things: (i) Federal-Mogul’s ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of Federal-Mogul to maintain adequate cash on hand; (iii) the ability of Federal-Mogul to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; (v) confirmation of a

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

scheme(s) of arrangement in the U.K. under Administration; and (vi) Federal-Mogul’s ability to achieve profitability following such confirmations.

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

Debtors’ Condensed Consolidated Statement of Operations

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Third party sales	$443.1	$439.1	$436.8
Affiliate sales	36.5	44.5	46.5

Total net sales	479.6	483.6	483.3
Cost of products sold	361.7	353.0	351.8

Gross margin	117.9	130.6	131.5
Selling, general and administrative expenses	68.4	72.0	70.7
Adjustment of long-lived assets to fair value	0.5	0.4	—
Other expense, net	11.7	11.0	13.7

Earnings from continuing operations before income taxes and equity earnings of non-Debtor subsidiaries	37.3	47.2	47.1
Income tax expense	9.0	15.9	1.4

Earnings from continuing operations before equity earnings of non-Debtor subsidiaries	28.3	31.3	45.7
Equity earnings from continuing operations of non-Debtor subsidiaries	28.0	24.4	8.3

Earnings from continuing operations	56.3	55.7	54.0
Loss from discontinued operations, net of income taxes, Debtors	—	—	0.4
Income from discontinued operations, net of income taxes, non-Debtors	—	—	(0.1)

Net income	$56.3	$55.7	$53.7

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debtors’ Condensed Consolidated Balance Sheet

	December 31
	2005	2004
	(Millions of Dollars)
ASSETS

Current Assets:
Accounts receivable, net	$97.0	$96.0
Accounts receivable – non-Debtor affiliates	10.6	10.9
Inventories, net	81.5	82.4
Other	13.3	12.1

Total Current Assets	202.4	201.4

Property, plant and equipment, net	100.9	108.1
Goodwill and indefinite-lived intangible assets	230.2	230.2
Definite-lived intangible assets, net	31.0	32.8
Investment in non-Debtor subsidiaries	205.8	191.0
Loan receivable – non-Debtor affiliates	21.4	24.6
Other noncurrent assets	0.3	0.3

	$792.0	$788.4

LIABILITIES AND NET PARENT INVESTMENT

Current Liabilities:
Accounts payable	$19.9	$19.7
Accounts payable – non-Debtors	25.1	23.8
Other accrued liabilities	12.3	9.6

Total Current Liabilities	57.3	53.1

Other long-term liabilities	1.1	1.1
Liabilities subject to compromise	800.3	799.7
Net Parent Investment	(66.7)	(65.5)

	$792.0	$788.4

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debtors’ Condensed Consolidated Statements of Cash Flows

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Net cash provided from operating activities	$30.8	$29.2	$24.3
Cash used by investing activities:
Capital expenditures	(1.3)	(10.8)	(8.2)
Proceeds from sale of businesses	—	—	2.7

Net cash used by investing activities	(1.3)	(10.8)	(5.5)
Cash used by financing activities:
Transfers to parent	(29.5)	(18.4)	(18.8)

Net cash used by financing activities	(29.5)	(18.4)	(18.8)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

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

During April 2003, Ignition completed the divestitures of substantially all of its original equipment lighting operations. The original equipment lighting divestitures include operations in Matamoros, Mexico; Brownsville, Texas; and Toledo, Ohio. Further information related to Ignition’s discontinued operations is as follows:

Year Ended December 31, 2003
Net sales	$46.8
Cost of products sold	39.8

Gross margin	7.0
Selling, general and administrative expenses	2.8
Restructuring charges	1.7
Net loss on divestitures	2.1
Other expenses, net	0.7

Loss before income taxes	(0.3)
Income tax expense	—

Loss from discontinued operations	$(0.3)

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. Inventories

Inventories consisted of the following:

	December 31
	2005	2004
	(Millions of Dollars)
Raw materials.	$28.9	$37.3
Work-in-process	44.1	43.6
Finished goods	79.0	80.5

	152.0	161.4
Valuation reserves	(13.1)	(14.7)

	$138.9	$146.7

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Estimated Useful Life	December 31
		2005	2004
		(Millions of Dollars)
Land		$5.3	$5.5
Buildings and building improvements	24-40 years	62.6	61.5
Machinery and equipment	3-12 years	355.1	343.8

		423.0	410.8
Accumulated depreciation		(155.4)	(132.9)

		$267.6	$277.9

Total rental expense under operating leases for the years ended December 31, 2005, 2004 and 2003 was $9.2 million, $9.0 million and $9.8 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions:

2006	$3.6
2007	3.2
2008	3.1
2009	1.8
2010	1.7
Thereafter	1.7

6. Adjustment of Assets to Fair Value

Definite-Lived Long-Lived Assets

Ignition recorded impairment charges for the years ended December 31, 2005 and 2004 of $3.8 million and $3.0 million, respectively, to adjust long-lived tangible assets to their estimated fair values. The charges were recorded to write-down property, plant and equipment at facilities that Ignition is closing or consolidating into other facilities. The fair value of property, plant and equipment was based upon estimated discounted future cash flows and estimates of salvage value. The impairment charges represent the difference between the estimated fair values and

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the carrying value of the subject assets. No impairment charge was required for the year ended December 31, 2003.

Goodwill and Other Indefinite-Lived Intangible Assets

Ignition completed its annual impairment analysis as of October 1, 2005 and, based upon this analysis, no impairment charge was required.

At December 31, 2005 and 2004, goodwill and other intangible assets consists of the following:

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets Developed technology	$44.4	$(13.3)	$31.1	$44.3	$(11.4)	$32.9
Indefinite-Lived Intangible Assets
Goodwill			$138.1			$137.2
Trademarks			110.2			110.2

Total Indefinite-Lived Intangible Assets			$248.3			$247.4

Ignition expects that amortization expense for its amortizable intangible assets for each of the years between 2006 and 2010 will be approximately $2 million.

7. Restructuring Charges

Ignition recorded $1.0 million, $5.7 million and $12.0 million in 2005, 2004 and 2003, respectively, of restructuring charges from continuing operations primarily related to severance costs resulting from salaried employee reductions in North America and Europe. Cash payments made during 2005, 2004 and 2003 were $1.9 million, $8.1 million and $9.7 million, respectively.

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

Environmental reserves were $9.1 million and $9.2 million at December 31, 2005 and 2004, respectively, and are included in the consolidated balance sheets as follows:

	December 31
	2005	2004
	(Millions of Dollars)
Current liabilities	$0.2	$0.2
Long-term accrued liabilities	0.9	1.0
Liabilities subject to compromise	8.0	8.0

	$9.1	$9.2

Management believes that such accruals will be adequate to cover Ignition’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Ignition, Ignition’ results of operations and financial condition could be materially affected. At December 31, 2005, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $1 million.

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

Ignition has an intercompany loan of $447.5 million from Federal-Mogul, and accrued interest on the loan of $162.8 million, both of which are included in liabilities subject to compromise at December 31, 2005 and 2004. Prior to October 1, 2001, Federal-Mogul charged interest on the intercompany loans based on the stated rate of 6.8%. In accordance with SOP 90-7, Ignition stopped recording interest expense on its outstanding notes effective October 1, 2001. As a result, Ignition was relieved of $32.4 million for each of the three years ended December 31, 2005, 2004, and 2003. Since the petition date, Ignition has been relieved a total of $137.7 million of interest payable under this note.

Federal-Mogul has pledged 100% of Ignition’s capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Ignition has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul’s Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowings under such agreements aggregated $4,049.8, million and $4,026.9 million as of December 31, 2005 and 2004, respectively.

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10. Net Parent Investment

Changes in net parent investment were as follows (in millions of dollars):

Balance at January 1, 2003	$(38.1)
Comprehensive income	65.9
Intercompany transactions, net	(106.3)

Balance at December 31, 2003	(78.5)
Comprehensive income	43.1
Intercompany transactions, net	(30.1)

Balance at December 31, 2004	(65.5)
Comprehensive income	49.3
Intercompany transactions, net	(50.5)

Balance at December 31, 2005	$(66.7)

Ignition includes accumulated other comprehensive loss in Net Parent Investment. At December 31, 2005 accumulated other comprehensive loss included $52.6 million of foreign currency translation adjustments and $4.1 million of minimum pension funding. At December 31, 2004 accumulated other comprehensive loss included $45.6 million of foreign currency translation adjustments and $4.1 million of minimum pension funding.

11. Income Taxes

Ignition files a consolidated return with its parent for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Components of income tax expense (benefit)
Current	$36.3	$34.9	$4.0
Deferred	(8.4)	1.3	15.0

Income tax expense	$27.9	$36.2	$19.0

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended December 31
	2005	2004	2003
U.S. Federal statutory rate	35%	35%	35%
State and local taxes	—	—	1
Foreign operations	5	(2)	6
Goodwill amortization and other	(4)	8	8
Valuation allowance	(3)	(2)	(24)

Effective tax rate	33%	39%	26%

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

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

	December 31
	2005	2004
	(Millions of Dollars)
Net current deferred tax assets	$7.3	$25.2
Net long-term deferred tax assets	89.5	89.4

Net deferred tax assets	96.8	114.6
Valuation allowance	(98.5)	(124.8)

Net deferred tax liabilities	$(1.7)	$(10.2)

As Ignition files a consolidated tax return with Federal-Mogul, the net deferred tax liabilities at December 31, 2005 and December 31, 2004 are components of the net parent investment.

12. Pension Plans

Ignition is included in the Federal-Mogul Pension Plan. As such, the related pension liability is recorded in Net Parent Investment at December 31, 2005 and 2004.

The pension charge allocated to Ignition was $2.1 million, $1.7 million and $2.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Ignition also maintains certain defined contribution pension plans for eligible employees. The total expense attributable to defined contribution pension plans was $2.0 million, $2.0 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

13. Postretirement Benefits Other Than Pensions

Benefits provided to employees of Ignition under various Federal-Mogul postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescription drugs and life insurance, with medical care accounting for approximately 40% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $12.8 million, $13.5 million and $13.3 million, for 2005, 2004 and 2003, respectively.

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

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Ignition operates in a single business segment. Ignition manufactures and distributes spark plugs, wiper blades, lamps, and other products for use by the automotive aftermarket and in automobile assemblies. No single customer accounted for 10% or more of revenues in 2005, 2004 or 2003. The following table shows geographic information:

	Third Party Sales			Net Property, Plant and Equipment
	Year Ended December 31			December 31
	2005	2004	2003	2005	2004
	(Millions of Dollars)
United States	$432.4	$428.0	$426.6	$100.9	$108.1
Mexico	231.5	201.2	167.1	121.6	111.2
Europe	93.2	107.5	99.7	43.0	57.6
Other	29.2	25.0	20.9	2.1	1.0

	$786.3	$761.7	$714.3	$267.6	$277.9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Powertrain, Inc. and subsidiaries, a wholly-owned subsidiary of Federal-Mogul Corporation, as of December 31, 2005 and 2004 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Powertrain, Inc. and subsidiaries at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S generally accepted accounting principles.

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

/S/ ERNST & YOUNG LLP

Detroit, Michigan

February 23, 2006

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Third party sales	$495.0	$545.7	$522.8
Affiliate sales	36.3	38.7	35.5

Total net sales	531.3	584.4	558.3
Cost of products sold	427.9	486.0	469.3

Gross margin	103.4	98.4	89.0
Selling, general and administrative expenses	58.3	64.8	61.3
Restructuring charges	2.1	1.0	1.8
Gain on settlement of outstanding claim	—	(18.5)	—
Adjustment of long-lived assets to fair value	—	9.0	0.2
Other expense (income), net	(3.0)	2.9	(2.9)

Earnings from continuing operations before income taxes	46.0	39.2	28.6
Income tax expense	0.5	0.2	0.1

Earnings from continuing operations	45.5	39.0	28.5
Earnings (loss) from discontinued operations, net of income taxes	—	0.8	(17.0)

Net income	$45.5	$39.8	$11.5

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
	(Millions of Dollars)
ASSETS
Current Assets:
Accounts receivable, net	$59.9	$57.0
Inventories, net	26.5	28.1
Other	8.0	8.1

Total Current Assets	94.4	93.2
Property, plant and equipment, net	201.0	222.4
Goodwill	103.1	103.1
Other noncurrent assets	18.6	18.5

	$417.1	$437.2

LIABILITIES AND NET PARENT INVESTMENT
Current Liabilities:
Accounts payable	$23.7	$20.9
Accrued compensation	13.4	13.0
Restructuring reserves	0.5	1.6
Other accrued liabilities	6.4	11.1

Total Current Liabilities	44.0	46.6

Other long-term liabilities	1.5	1.7
Liabilities subject to compromise	648.9	650.1
Minority interest in consolidated subsidiaries	0.3	0.4
Net Parent Investment	(277.6)	(261.6)

	$417.1	$437.2

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Cash Provided From Operating Activities
Net income	$45.5	$39.8	$11.5
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	30.1	32.6	33.6
Settlement of outstanding claim	—	(18.5)	—
Restructuring charges	2.1	1.0	1.9
Payments against restructuring reserves	(3.2)	(4.0)	(4.9)
Adjustment of long-lived assets to fair value	—	9.0	12.3
(Increase) decrease in accounts receivable	(2.9)	2.1	21.6
Decrease in inventories	1.6	0.5	6.7
Increase (decrease) in accounts payable	2.8	1.8	(5.8)
Changes in other assets and liabilities, net	0.2	(1.3)	27.5

Net Cash Provided From Operating Activities	76.2	63.0	104.4
Cash Used By Investing Activities
Capital expenditures	(16.7)	(22.3)	(29.1)
Proceeds from sale of property, plant and equipment	2.0	—	—
Proceeds from sale of businesses	—	8.2	14.7

Net Cash Used By Investing Activities	(14.7)	(14.1)	(14.4)
Cash Used By Financing Activities
Transfers to parent	(61.5)	(48.9)	(90.0)

Net Cash Used By Financing Activities	(61.5)	(48.9)	(90.0)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

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

Powertrain’s separate debt and related interest expense have been included in the consolidated financial statements. Powertrain is fully integrated into its parent’s cash management system and, as such, all cash requirements are provided by its parent and any excess cash generated by Powertrain is transferred to its parent.

Principles of Consolidation: The consolidated financial statements include the accounts of Powertrain and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investment in affiliates of not more than 20% are accounted for using the cost method, while investments greater than 20% and not more than 50% are accounted for using the equity method.

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

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and Powertrain’s historical experience of write-offs. If not reserved through specific examination procedures, Powertrain’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $2.6 million and $5.7 million at December 31, 2005 and 2004, respectively.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories have been reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to estimated future sales and usage.

Investments in non-consolidated entities: Equity investments that comprise more than 20% but less than 50% of the outstanding equity of the investee are accounted for by the equity investment method and are not consolidated. Such investments aggregated $15.8 million and $15.6 million at December 31, 2005 and 2004, respectively, and are included in the consolidated balance sheets as “other non-current assets.” Net income from non-consolidated equity

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

investments was $5.2 million, $6.2 million and $6.6 million for 2005, 2004 and 2003, respectively, and is included in the statements of operations as “other expense (income), net.”

Long-Lived Assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, Powertrain performs the required analysis and records an impairment charge, as required, in accordance with Statement of Financial Accounting Standards (“SFAS’) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Goodwill: Goodwill is carried at historical value and not amortized. Goodwill is reviewed for impairment annually as of October 1, 2005 or more frequently if impairment indicators exist. The impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

Revenue Recognition: Powertrain recognizes sales when products are shipped and title has transferred to the customer, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Affiliate sales are transferred at cost. Accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. Adjustments to such returns and allowances are made as new information becomes available.

Shipping and Handling Costs: Powertrain recognizes shipping and handling costs as a component of cost of products sold in the statement of operations.

Recoverable Customer Engineering and Tooling: Pre-production tooling and engineering that Powertrain will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Powertrain the noncancelable right to use the tools or the reimbursement of such costs is agreed to by the customer. Pre-production tooling costs that are owned by Powertrain are capitalized as part of machinery and equipment, and are depreciated over the shorter of the toolings’ expected life or the duration of the related program.

Research and Development Costs: Powertrain expenses research and development costs as incurred. Research and development expense was $2.5 million, $3.2 million and $2.5 million for 2005, 2004 and 2003, respectively.

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

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2. Voluntary Reorganization Under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), Federal-Mogul and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Also on October 1, 2001, certain of Federal-Mogul’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 in the High Court. Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in the normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on Federal-Mogul’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

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

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although certain issues remain to be resolved, the Plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, 50.1% of newly issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trust, and 49.9% of the newly issued common stock will be distributed pro rata to the noteholders. In addition, the holders of currently outstanding common and preferred stock of Federal-Mogul will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price.

Unsecured creditors, including trade creditors, of the U.S. Debtors are projected to receive cash distributions under the Plan equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

payout of all allowed unsecured claims against the U.S. Debtors does not exceed $258 million. Any excess above this amount could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive.

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

On February 2, 2005, Federal-Mogul entered into an employment agreement with José Maria Alapont under which Mr. Alapont became Federal-Mogul’s president and chief executive officer. As part of this employment agreement, the Plan Proponents have agreed to amend the Plan to provide Mr. Alapont with non-qualified stock options to purchase common stock of the reorganized Federal-Mogul. Significant terms and conditions of the contemplated stock options are outlined in the employment agreement previously filed with the SEC on Form 8-K dated February 2, 2005.

On June 14, 2005, the District Court overseeing the Chapter 11 Cases commenced its hearing to estimate the aggregate present value of pending and future asbestos personal injury and wrongful death claims against the U.K. Debtors. Closing arguments were completed on July 14, 2005, after which the District Court estimated the total liability for such claims at $9 billion in the United States and $500 million in the United Kingdom. The District Court objective of the estimation hearing was to determine an aggregate claims value for purposes of formulating the reorganization plan and not to determine the liability for U.S. GAAP purposes. Federal-Mogul has evaluated its currently recorded liability for such claims and, given the settlement terms and value as proposed in the Plan, determined that the amount recorded is appropriate.

Federal-Mogul cannot predict at this time whether the Plan or the Schemes of Arrangement and CVAs that will be proposed pursuant to the terms of the U.K. Settlement Agreement and the other agreed Plan amendments will be confirmed or approved.

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a DIP credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. Federal-Mogul’s existing DIP credit facility expires in December 2006, and the interest rate is either the alternate base rate (“ABR”) plus 1 1/4 percentage points or the London Inter-Bank Offered Rate (“LIBOR”) plus 2 1/4 percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus  1/2 percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

Financial Statement Presentation

As reflected in the consolidated financial statements, “Liabilities subject to compromise” refers to Debtors’ liabilities incurred prior to the commencement of the Restructuring Proceedings. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Powertrain’s estimate of

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments, which may result from (i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrators; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the Restructuring Proceedings.

	December 31
	2005	2004
Accounts payable to affiliated companies	$618.1	$618.1
Accounts payable	26.8	26.8
Environmental liabilities	3.5	3.1
Other accrued liabilities	0.3	1.1
Debt	0.2	1.0

	$648.9	$650.1

The Debtors, including Powertrain, have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims, adequate protection payments on Federal-Mogul’s notes, and certain other pre-petition claims.

Pursuant to the Bankruptcy Code, Federal-Mogul has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. On October 4, 2002, the Debtors issued approximately 100,000 proof of claim forms to its current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims in the Chapter 11 Cases. A March 3, 2003 bar date was set for the filing of proofs of claim against the Debtors. Because the Debtors have not completed evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to Federal-Mogul’s financial statements.

The Debtors, including Powertrain, continue to review and analyze the proofs of claim filed to date. In addition, the Debtors continue to file objections and seek stipulations to certain claims. Additional claims may be filed after the general bar date, which could be allowed by the Bankruptcy Court. Accordingly, the ultimate number and allowed amount of such claims are not presently known and cannot be reasonably estimated at this time. The resolution of such claims could result in a material adjustment to Federal-Mogul’s financial statements.

The appropriateness of using the going concern basis for the Powertrain’ financial statements is dependent upon, among other things: (i) Federal-Mogul’s ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of Federal-Mogul to maintain adequate cash on hand; (iii) the ability of Federal-Mogul to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; (v) confirmation of a scheme(s) of arrangement in the U.K. under Administration; and (vi) Federal-Mogul’s ability to achieve profitability following such confirmations.

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

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

businesses has freed up both human and capital resources which have been devoted to Federal-Mogul’s core businesses.

During December 2004, Powertrain divested its transmission operations located in Dayton, Ohio. Powertrain received aggregate proceeds of $8.2 million. The sale resulted in a net gain of $2.8 million.

During April 2003, Powertrain completed the divestitures of its U.S. camshaft operations, which include manufacturing operations in Grand Haven, Michigan and Orland, Indiana, as well as Powertrain’s share of an assembled camshaft joint venture operation in Grand Haven. Powertrain received aggregate proceeds of $14.7 million.

Further information related to Powertrain’s discontinued operations is as follows:

	Year Ended December 31
	2004	2003
	(Millions of Dollars)
Net sales	$10.0	$29.9
Cost of products sold	12.0	30.3

Gross margin	(2.0)	(0.4)
Restructuring charges	—	0.1
Adjustment of long-lived assets to fair value	—	12.1
Net loss (income) on divestitures	(2.8)	5.0
Other (income) expense, net	—	(0.6)

Income (loss) before income taxes	0.8	(17.0)
Income tax expense	—	—

Income (loss) from discontinued operations	$0.8	$(17.0)

4. Inventories

Inventories consisted of the following:

	December 31
	2005	2004
	(Millions of Dollars)
Raw materials.	$7.4	$7.5
Work-in-process	9.3	10.3
Finished goods	10.9	12.0

	27.6	29.8
Valuation reserves	(1.1)	(1.7)

	$26.5	$28.1

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Estimated Useful Life	December 31
		2005	2004
		(Millions of Dollars)
Land		$3.1	$3.2
Buildings and building improvements	24-40 years	59.1	62.2
Machinery and equipment	3-12 years	323.4	323.0

		385.6	388.4
Accumulated depreciation		(184.6)	(166.0)

		$201.0	$222.4

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions:

2006	1.0
2007	1.0
2008	0.9
2009	0.8
2010	0.8
Thereafter	0.1

Total rental expense under operating leases for the years ended December 31, 2005, 2004 and 2003 was $1.8 million, $2.2 million and $2.3 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

6. Adjustment of Assets to Fair Value

Definite-Lived Long-Lived Assets

Powertrain recorded impairment charges for the years ended December 31, 2004 and 2003 of $9.0 million and $0.2 million, respectively, to adjust long-lived tangible assets to their estimated fair values. The charges were recorded to write-down property, plant and equipment at facilities that Powertrain is closing or consolidating into other facilities. The fair value of property, plant and equipment was based upon estimated discounted future cash flows and estimates of salvage value. The impairment charges represent the difference between the estimated fair values and the carrying value of the subject assets. No impairment charge was required for the year ended December 31, 2005.

Goodwill

Powertrain completed its annual impairment analyses as of October 1, 2005 and, based upon these analyses, no impairment charge was required.

7. Restructuring Charges

Powertrain recognized $2.1 million, $1.0 million, and $1.8 million of restructuring charges in 2005, 2004, and 2003, respectively, primarily related to severance costs associated with the continuing consolidation of operations to maximize production efficiencies and achieve economies of scale. Cash payments made during 2005, 2004 and 2003 were $3.2 million, $4.0 million and $4.9 million, respectively.

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

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

Environmental reserves were $5.9 million at December 31, 2005 and 2004 and are included in the consolidated balance sheets as follows:

	December 31
	2004	2003
	(Millions of Dollars)
Other accrued liabilities	$0.9	$1.1
Other long-term liabilities	1.5	1.7
Liabilities subject to compromise	3.5	3.1

	$5.9	$5.9

Management believes that such accruals will be adequate to cover Powertrain’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Powertrain, Powertrain’s results of operations and financial condition could be materially affected. At December 31, 2005, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $3 million.

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

In July 2004, Federal-Mogul Piston Rings Inc. reached an agreement with the minority investor whereby the investor exchanged its shares of class B stock for a general unsecured claim of $1.5 million. The settlement

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

agreement was approved by the Bankruptcy Court on July 30, 2004. As a result of this agreement, Powertrain recorded a gain on settlement of outstanding claim of $18.5 million in 2004.

10. Long-Term Debt and Other Financing Arrangements

Powertrain’s cash and indebtedness is managed on a worldwide basis by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Powertrain, is provided through this consolidated cash and debt management system. As a result, the amount of cash or debt historically related to Powertrain is not determinable.

Federal-Mogul allocated to Powertrain $666.1 million of the debt incurred to purchase T&N, plc. and calculated interest at a rate of 6% through the Petition date. In accordance with SOP 90-7, Powertrain stopped recording interest expense on its outstanding notes effective October 1, 2001. Powertrain’s contractual interest not accrued or paid for each of the years 2005, 2004 and 2003 for this note was $40.0 million. Since the petition date, Powertrain has been relieved of a total of $170.0 million interest payable under this note.

Federal-Mogul has pledged 100% of Powertrain’s capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Powertrain has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul’s Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowing outstanding on such agreements aggregated $4,049.8 million and $4,026.9 million as of December 31, 2005 and 2004, respectively.

11. Net Parent Investment

Changes in net parent investment were as follows (in millions of dollars):

Balance at January 1, 2003	$(174.0)
Net income	11.5
Intercompany transactions, net	(90.0)

Balance at December 31, 2003	(252.5)
Net income	39.8
Intercompany transactions, net	(48.9)

Balance at December 31, 2004	(261.6)
Net income	45.5
Intercompany transactions, net	(61.5)

Balance at December 31, 2005	$(277.6)

12. Income Taxes

Powertrain files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Components of income tax expense
Current	$0.5	$0.2	$0.1
Deferred	—	—	—

Income tax expense	$0.5	$0.2	$0.1

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended December 31
	2005	2004	2003
U.S. Federal statutory rate	35%	35%	35%
State and local taxes	2	1	5
Other non-taxable income	(2)	(16)	(5)
Valuation allowance	(33)	(19)	(34)

Effective tax rate	2%	1%	1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of Powertrain’s net deferred tax asset are non-deductible accruals, intangible assets and depreciation timing differences.

	December 31
	2005	2004
	(Millions of Dollars)
Net current deferred tax liabilities	$4.2	$6.8
Net long-term deferred tax assets	363.1	373.8

Gross deferred tax assets	367.3	380.6
Valuation allowance	(367.3)	(380.6)

Net deferred tax assets	$—	$—

13. Pension Plans

Powertrain is included in the Federal-Mogul Pension Plan. As such the related pension liability is included in Net Parent Investment at December 31, 2005 and 2004. The pension charge allocated to Powertrain, was $4.6 million, $5.1 million and $5.4 million for 2005, 2004 and 2003, respectively.

Powertrain also maintains certain defined contribution pension plans for eligible employees. The total expense attributable to defined contribution pension plans was $1.7 million, $1.9 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

14. Postretirement Benefits Other Than Pensions

Benefits provided to employees of Powertrain under various Federal-Mogul postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 94% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $3.1 million, $3.1 million and $4.8 million for 2005, 2004 and 2003, respectively.

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

Powertrain operates in a single business segment. Powertrain manufactures and distributes pistons, piston pins, rings, cylinder liners, engine bearings, valve train and transmission products and sealing systems. The five largest customers accounted for a combined 49%, 45% and 58% of total revenues in 2005, 2004 and 2003, respectively. All revenues and assets of Powertrain reside in the United States.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying balance sheets of Federal-Mogul Piston Rings, Inc., a wholly-owned subsidiary of Federal-Mogul Corporation, as of December 31, 2005 and 2004, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal-Mogul Piston Rings, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

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

/S/ ERNST & YOUNG LLP

Detroit, Michigan

February 23, 2006

FEDERAL-MOGUL PISTON RINGS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Third party sales	$115.1	$105.3	$91.8
Affiliate sales	13.1	13.3	12.2

Total net sales	128.2	118.6	104.0
Cost of products sold	118.2	105.7	93.1

Gross margin	10.0	12.9	10.9
Selling, general and administrative expenses	10.2	10.1	7.9
Gain on settlement of outstanding claim	—	(18.5)	—
Other expense, net	1.5	2.0	1.9

Earnings (loss) before income taxes	(1.7)	19.3	1.1
Income tax expense	—	0.2	0.1

Net income (loss)	$(1.7)	$19.1	$1.0

See accompanying notes to financial statements.

FEDERAL-MOGUL PISTON RINGS, INC.

BALANCE SHEETS

	December 31
	2005	2004
	(Millions of Dollars)
ASSETS
Current Assets:
Accounts receivable, net	$10.7	$10.2
Inventories, net	9.8	7.2
Other	0.8	0.7

Total Current Assets	21.3	18.1
Property, plant and equipment, net	57.2	58.5
Other noncurrent assets	2.5	2.5

	$81.0	$79.1

LIABILITIES AND NET PARENT INVESTMENT
Current Liabilities:
Accounts payable	$5.4	$3.3
Other accrued liabilities	6.4	7.4

Total Current Liabilities	11.8	10.7
Liabilities subject to compromise	154.1	153.8
Other long-term liabilities	1.3	1.3
Net Parent Investment	(86.2)	(86.7)

	$81.0	$79.1

See accompanying notes to financial statements.

FEDERAL-MOGUL PISTON RINGS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Cash Provided From Operating Activities
Net income (loss)	$(1.7)	$19.1	$1.0
Adjustments to reconcile net income (loss) to net cash provided from operating activities
Depreciation and amortization	9.1	8.7	8.2
Settlement of outstanding claim	—	(18.5)	—
(Increase) decrease in accounts receivable	(0.5)	1.9	(4.4)
(Increase) decrease in inventories	(2.6)	(1.1)	2.0
Increase in accounts payable	2.1	0.4	—
Changes in other assets and liabilities	(1.0)	(3.4)	3.4

Net Cash Provided From Operating Activities	5.4	7.1	10.2
Cash Used By Investing Activities
Capital expenditures	(7.6)	(4.5)	(5.2)

Net Cash Used By Investing Activities	(7.6)	(4.5)	(5.2)

Cash Provided From (Used By) Financing Activities
Transfers (to) from parent	2.2	(2.6)	(5.0)

Net Cash Provided From (Used By) Financing Activities	2.2	(2.6)	(5.0)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying notes to financial statements.

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements reflect the assets, liabilities and operations of Federal-Mogul Piston Rings, Inc. (“Piston Rings”). Piston Rings is an indirect subsidiary of Federal-Mogul Corporation (“Federal-Mogul”). Piston Rings manufactures pistons, rings and liners.

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

The accompanying financial statements are presented as if Piston Rings had existed as an entity separate from its parent during the period presented and include the assets, liabilities, revenues and expenses that are directly related to Piston Rings’ operations.

Piston Rings’ separate debt and related interest expense have been included in the financial statements. Piston Rings is fully integrated into its parent’s cash management system and, as such, all cash requirements are provided by its parent and any excess cash generated by Piston Rings is transferred to its parent.

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

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and Piston Rings’ historical experience of write-offs. If not reserved through specific examination procedures, Piston Rings’ general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $0.1 million and $0.7 million at December 31, 2005 and 2004, respectively.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories have been reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to estimated future sales and usage.

Long-Lived Assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, Piston Rings performs the required analysis and records an impairment charge, as required, in accordance with Statement of Financial Accounting Standards (“SFAS’) No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

Revenue Recognition: Piston Rings recognizes sales when products are shipped and title has transferred to the customer, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Affiliate sales are transferred at cost. Accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. Adjustments to such returns and allowances are made as new information becomes available.

Shipping and Handling Costs: Piston Rings recognizes shipping and handling costs as a component of cost of Piston Rings sold in the statement of operations.

Recoverable Customer Engineering and Tooling: Pre-production tooling and engineering costs that Piston Rings will not own and that will be used in producing Piston Rings under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Piston Rings the non-cancelable right to use the tools or the reimbursement of such costs is agreed to by the customer. Pre-production tooling costs that are owned by Piston Rings are capitalized as part of machinery and equipment, and are depreciated over the shorter of the toolings’ expected life or the duration of the related program.

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

Reclassifications: Certain items in the prior years financial statements have been reclassified to conform with the presentation used in 2005.

2. Voluntary Reorganization Under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), Federal-Mogul and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Also on October 1, 2001, certain of Federal-Mogul’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 in the High Court. Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any bankruptcy court and are operating in the normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on Federal-Mogul’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

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

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

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

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. Although certain issues remain to be resolved, the Plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, 50.1% of newly issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trust, and 49.9% of the newly issued common stock will be distributed pro rata to the noteholders. In addition, the holders of currently outstanding common and preferred stock of Federal-Mogul will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price.

Unsecured creditors, including trade creditors, of the U.S. Debtors are projected to receive cash distributions under the Plan equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate payout of all allowed unsecured claims against the U.S. Debtors does not exceed $258 million. Any excess above this amount could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive.

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

On February 2, 2005, Federal-Mogul entered into an employment agreement with José Maria Alapont under which Mr. Alapont became Federal-Mogul’s president and chief executive officer. As part of this employment agreement, the Plan Proponents have agreed to amend the Plan to provide Mr. Alapont with non-qualified stock options to purchase common stock of the reorganized Federal-Mogul. Significant terms and conditions of the contemplated stock options are outlined in the employment agreement previously filed with the SEC on Form 8-K dated February 2, 2005.

On June 14, 2005, the District Court overseeing the Chapter 11 Cases commenced its hearing to estimate the aggregate present value of pending and future asbestos personal injury and wrongful death claims against the U.K. Debtors. Closing arguments were completed on July 14, 2005, after which the District Court estimated the total liability for such claims at $9 billion in the United States and $500 million in the United Kingdom. The District Court objective of the estimation hearing was to determine an aggregate claims value for purposes of formulating the reorganization plan and not to determine the liability for U.S. GAAP purposes. Federal-Mogul has evaluated its currently recorded liability for such claims and, given the settlement terms and value as proposed in the Plan, determined that the amount recorded is appropriate.

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

Pistons Rings cannot predict at this time whether the Plan or the Schemes of Arrangement and CVAs that will be proposed pursuant to the terms of the U.K. Settlement Agreement and the other agreed Plan amendments will be confirmed or approved.

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a DIP credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. Federal-Mogul’s existing DIP credit facility expires in December 2006, and the interest rate is either the alternate base rate (“ABR”) plus 1 1/4 percentage points or the London Inter-Bank Offered Rate (“LIBOR”) plus 2 1/4 percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus  1/2 percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures.

Financial Statement Presentation

As reflected in the financial statements, “Liabilities subject to compromise” refers to liabilities of entities of Piston Rings included in the Restructuring Proceedings incurred prior to the Petition Date. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent Piston Rings’ estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments. Future adjustments may result from (i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrators; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the Restructuring Proceedings.

	December 31
	2005	2004
	(Millions of Dollars)
Accounts payable and accrued liabilities	$5.9	$5.9
Accounts payable to affiliated companies	146.6	146.6
Environmental liabilities	1.6	1.3

Total	$154.1	$153.8

The Debtors, including Pistons Rings, have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims, adequate protection payments on Federal-Mogul’s notes, and certain other pre-petition claims.

Pursuant to the Bankruptcy Code, Federal-Mogul has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. On October 4, 2002, the Debtors issued approximately 100,000 proof of claim forms to its current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims in the Chapter 11 Cases. A March 3, 2003 bar date was set for the filing of proofs of claim against the Debtors. Because the Debtors have not completed evaluation of the claims received in connection with this

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

process, the ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to Federal-Mogul’s financial statements.

The Debtors, including Pistons Rings, continue to review and analyze the proofs of claim filed to date. In addition, the Debtors continue to file objections and seek stipulations to certain claims. Additional claims may be filed after the general bar date, which could be allowed by the Bankruptcy Court. Accordingly, the ultimate number and allowed amount of such claims are not presently known and cannot be reasonably estimated at this time. The resolution of such claims could result in a material adjustment to Federal-Mogul’s financial statements.

The appropriateness of using the going concern basis for the Pistons Rings’ financial statements is dependent upon, among other things: (i) Federal-Mogul’s ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of Federal-Mogul to maintain adequate cash on hand; (iii) the ability of Federal-Mogul to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; (v) confirmation of a scheme(s) of arrangement in the U.K. under Administration; and (vi) Federal-Mogul’s ability to achieve profitability following such confirmations.

3. Inventories

Inventories consisted of the following:

	December 31
	2005	2004
	(Millions of Dollars)
Raw materials.	$1.3	$0.9
Work-in-process	4.4	3.8
Finished goods	4.2	2.6

	9.9	7.3
Valuation reserves	(0.1)	(0.1)

	$9.8	$7.2

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Estimated Useful Life	December 31
		2005	2004
		(Millions of Dollars)
Land		$0.4	$0.4
Buildings and building improvements	24-40 years	15.3	14.8
Machinery and equipment	3-12 years	99.0	91.6

		114.7	106.8
Accumulated depreciation		(57.5)	(48.3)

		$57.2	$58.5

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions:

2006	$0.1
2007	0.1
2008	0.1
2009	—
2010	—
Thereafter	—

Total rental expense under operating leases for each of the years ended December 31, 2005, 2004 and 2003 was $0.2 million, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

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

Environmental reserves were $3.7 million and $3.6 million at December 31, 2005 and 2004, respectively, and are included in the balance sheets as follows:

	December 31
	2005	2004
	(Millions of Dollars)
Other accrued liabilities	$0.8	$0.9
Other long-term liabilities	1.3	1.4
Liabilities subject to compromise	1.6	1.3

	$3.7	$3.6

Management believes that such accruals will be adequate to cover Piston Rings’ estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Piston Rings, Piston Rings’ results of operations and financial condition could be materially affected. At December 31, 2005, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $3 million.

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

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

payments is stayed. Notwithstanding the stay of proceedings regarding such a site, activities such as further site investigation and/or actual cleanup work usually continue to be performed by other parties. Such activities may produce new and better information that requires Piston Rings to revise its best estimate of total site cleanup costs and its own share of such costs.

6. Redeemable Stock

In 1994, Piston Rings issued 862 shares of Class B common stock, redeemable at the option of the holder, to a minority investor. The shares of Class B stock were redeemable for $23,201.85 per share plus accrued dividends.

In July 2004, Piston Rings reached an agreement with the minority investor whereby the investor exchanged its shares of class B stock for a general unsecured claim of $1.5 million. The settlement agreement was approved by the Bankruptcy Court on July 30, 2004. As a result of this agreement, Piston Rings recorded a gain of $18.5 million in 2004.

7. Long-Term Debt and Other Financing Arrangements

Piston Rings’ cash and indebtedness is managed on a worldwide basis by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Piston Rings, is provided through a cash and debt management system. As a result, the amount of domestic cash or debt historically related to Piston Rings is not determinable.

Federal-Mogul allocated to Piston Rings $110.8 million of the debt incurred to purchase T&N plc and calculated interest at a rate of 6% through the Petition date. In accordance with SOP 90-7, Piston Rings stopped recording interest expense on its outstanding notes, effective October 1, 2001. For the years ended December 31, 2005, 2004 and 2003 Piston Rings’ contractual interest not accrued or paid for this note was $6.6 million. Since the petition date, Piston Rings has been relieved a total of $28.3 million of interest payable under this note.

Federal-Mogul has pledged 100% of Piston Rings’ capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Piston Rings has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul’s Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowings outstanding on such agreements aggregated $4,049.8 million and $4,026.9 million as of December 31, 2005 and 2004, respectively.

8. Net Parent Investment

Changes in net parent investment were as follows (in millions of dollars):

Balance at January 1, 2003	$(99.2)
Net income	1.0
Intercompany transactions, net	(5.0)

Balance at December 31, 2003	(103.2)
Net income	19.1
Intercompany transactions, net	(2.6)

Balance at December 31, 2004	(86.7)
Net loss	(1.7)
Intercompany transactions, net	2.2

Balance at December 31, 2005	$(86.2)

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO FINANCIAL STATEMENTS – Continued

9. Income Taxes

Piston Rings files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Components of income tax expense
Current	$—	$0.2	$0.1
Deferred	—	—	—

Income tax expense	$—	$0.2	$0.1

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended December 31
	2005	2004	2003
U.S. Federal statutory rate	35%	35%	35%
State and local taxes	—	1	9
Non-deductible expenses non-taxable income	12	(34)	—
Valuation allowance	(47)	(1)	(35)

Effective tax rate	—%	1%	9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of Piston Ring’s net deferred tax asset are non-deductible accruals and amortization and depreciation timing differences.

	December 31
	2005	2004
	(Millions of Dollars)
Net current deferred tax assets	$1.1	$1.3
Net long-term deferred tax assets	46.0	44.1

Gross deferred tax assets	47.1	45.4
Valuation allowance	(47.1)	(45.4)

Net deferred tax assets	$—	$—

10. Pension Plans

Piston Rings is included in the Federal-Mogul Pension Plan. As such, the related pension liability is included in Net Parent Investment at December 31, 2005 and 2004.

The pension charge allocated to Piston Rings was $0.9 million, $0.9 million and $0.8 million for 2005, 2004 and 2003, respectively.

Piston Rings also maintains certain contribution defined pension plans for eligible employees. The total expense attributable to defined contribution pension plans was $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

11. Postretirement Benefits Other Than Pensions

As part of T&N plc. and subsequently Federal-Mogul, benefits provided to employees of Piston Rings under various postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 95% of the total. The majority of

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

participants under such plans are retirees. The expense related to such plans approximated $2.5 million, $2.5 million and $4.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

12. Concentrations of Credit Risk and Other

Piston Rings grants credit to their customers, which are primarily in the automotive industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising Piston Rings’ customer base. Piston Rings performs periodic credit evaluations of their customers and generally does not require collateral.

Piston Rings operates in a single business segment. Piston Rings manufactures and distributes piston rings for use in many engine markets including automotive, heavy-duty, diesel, locomotive and compressors. In addition, Piston Rings manufactures and distributes liners to automotive and heavy-duty engine assemblers. The five largest customers accounted for a combined 60%, 62% and 60% of total revenues in 2005, 2004 and 2003, respectively. All revenues and assets of Piston Rings reside in the United States.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL-MOGUL CORPORATION

By:	/s/ G. Michael Lynch
G. Michael Lynch
Executive Vice President and Chief Financial Officer,
Principal Financial Officer

By:	/s/ Alan J. Haughie
Alan J. Haughie
Chief Accounting Officer

By:	/s/ John J. Gasparovic
John J. Gasparovic
Power of Attorney

Date: February 24, 2006