Form 10-Q
period 2006-03-31
FEDERAL MOGUL CORP
filed 2006-05-02
CIK 34879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of April 28, 2006, there were 94,482,470 outstanding shares of the registrant’s $5.00 stated value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarter Ended March 31, 2006

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

Chapter 11 Filing

•

Factors relating to Federal Mogul’s filing for Chapter 11 in the U.S. and the filing for Administration by certain of Federal-Mogul’s subsidiaries in the U.K. such as: the possible disruption of relationships with creditors, customers, and employees; the Company’s ability to implement its plan of reorganization in the U.S. and company voluntary arrangements (“CVAs”) in the U.K.; the outcome of asbestos litigation proceedings; and the Company’s compliance with its debtor-in-possession credit facility.

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

•

New or expanded litigation activity regarding alleged asbestos claims against subsidiaries of the Company not included in either the U.S. Chapter 11 or the U.K. Administration Proceedings. Legislative activities of governments, agencies, and similar organizations, both in the United States and in other countries, that may affect the operations of the Company.

•

Possible terrorist attacks or acts of aggression or war, that could exacerbate other risks such as slowed vehicle production or the availability of supplies for the manufacturing of the Company’s products.

•

The Company is currently transitioning its information systems (“IS”) infrastructure and functions to newer generation systems. If the new systems cannot be properly implemented, the Company would expect to incur additional expenses to upgrade and improve our legacy systems.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31
	2006	2005
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$1,600.3	$1,633.2
Cost of products sold	1,315.3	1,358.3

Gross margin	285.0	274.9

Selling, general and administrative expenses	227.5	249.7
Adjustment of assets to fair value	20.1	3.0
Interest expense, net	39.0	28.8
Chapter 11 and Administration related reorganization expenses	21.1	30.0
Equity earnings of unconsolidated affiliates	(9.4)	(9.3)
Restructuring expense, net	25.8	2.8
Other income, net	(0.3)	(8.4)

Loss before income tax expense	(38.8)	(21.7)
Income tax expense	29.6	26.6

Net loss	$(68.4)	$(48.3)

Basic and diluted loss per common share:
Net loss per common share	$(0.77)	$(0.54)

See accompanying notes to consolidated financial statements

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	(Unaudited) March 31 2006	December 31 2005
	(Millions of dollars)
ASSETS
Current assets:
Cash and equivalents	$395.6	$387.2
Restricted cash	699.9	700.9
Accounts receivable, net	1,095.4	1,011.1
Inventories, net	839.3	808.1
Prepaid expenses	206.0	220.7

Total current assets	3,236.2	3,128.0

Property, plant and equipment, net	1,940.7	2,003.1
Goodwill and indefinite-lived intangible assets	1,189.3	1,189.5
Definite-lived intangible assets, net	286.6	289.6
Asbestos-related insurance recoverable	779.9	777.4
Prepaid pension costs	79.2	112.2
Other noncurrent assets	254.4	235.3

	$7,766.3	$7,735.1

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$578.0	$606.7
Accounts payable	464.9	405.0
Accrued liabilities	563.4	536.0
Other current liabilities	124.3	116.9

Total current liabilities	1,730.6	1,664.6

Liabilities subject to compromise	5,994.5	5,988.8

Long-term debt	7.6	8.1
Postemployment benefits	2,244.4	2,230.8
Long-term portion of deferred income taxes	65.6	62.4
Other accrued liabilities	186.0	181.4
Minority interest in consolidated subsidiaries	31.9	32.0

Shareholders’ deficit:
Series C ESOP preferred stock	28.0	28.0
Common stock	445.3	445.3
Additional paid-in capital	2,156.1	2,154.6
Accumulated deficit	(3,670.5)	(3,602.1)
Accumulated other comprehensive loss	(1,453.2)	(1,458.8)

Total shareholders’ deficit	(2,494.3)	(2,433.0)

	$7,766.3	$7,735.1

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2006	2005
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net loss	$(68.4)	$(48.3)
Adjustments to reconcile net loss to net cash provided from (used by) operating activities:
Depreciation and amortization	78.8	93.0
Adjustment of assets to fair value	20.1	3.0
Change in postemployment benefits, including pensions	34.9	30.3
Change in deferred taxes	(6.3)	8.9
Changes in operating assets and liabilities:
Increase in accounts receivable	(81.0)	(91.1)
Increase in inventories	(29.5)	(19.9)
Increase in accounts payable	57.4	17.6
Changes in other assets and liabilities	47.6	(4.5)

Net Cash Provided From (Used By) Operating Activities	53.6	(11.0)

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(29.6)	(39.6)
Net proceeds from the sale of property, plant and equipment	2.7	5.3
Net proceeds from the sale of business	4.0	—

Net Cash Used By Investing Activities	(22.9)	(34.3)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on DIP credit facility	124.7	95.8
Principal payments on DIP credit facility	(153.0)	(20.0)
Increase (decrease) in short-term debt	(0.7)	3.9
Decrease in other long-term debt	(0.6)	(0.9)
Net change in restricted cash	(1.0)	—

Net Cash (Used By) Provided From Financing Activities	(30.6)	78.8

Effect of foreign currency exchange rate fluctuations on cash	8.3	(13.7)

Increase in cash and equivalents	8.4	19.8

Cash and equivalents at beginning of period	387.2	700.6

Cash and equivalents at end of period	$395.6	$720.4

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2006

1.	Basis of Presentation

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary to present fair statements of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Financial Statement Presentation: On October 1, 2001 (the “Petition Date”), the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring or the U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(JKF)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to any insolvency proceeding and, therefore, are not currently provided protection from creditors by any insolvency court and are operating in the normal course. The Chapter 11 Cases are further discussed in Note 2 to the consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments to amounts and/or changes of ownership, is highly uncertain. While operating as debtors-in-possession (“DIP”) under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrators or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization or company voluntary arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

The appropriateness of using the going concern basis for the Company’s financial statements is dependent upon, among other things: (i) the Company’s ability to comply with the terms of its DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; (v) confirmation of a company voluntary arrangement(s) in the U.K. under Administration; and (vi) the Company’s ability to achieve profitability following such confirmations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all domestic and international subsidiaries that are more than 50% owned. Investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method. The Company does not hold a controlling interest in any entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

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

Trade Accounts Receivable: Federal-Mogul subsidiaries in Germany, France, Italy, Brazil and Spain are party to accounts receivable factoring arrangements. Accounts receivable factored or discounted under these facilities was $196 million and $177 million as of March 31, 2006 and December 31, 2005, respectively, of which $174 million and $159 million, respectively, was factored without recourse. Expenses associated with receivables factored or discounted are recorded in the statements of operations within “other income, net.” Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of March 31, 2006 and December 31, 2005, the Company has outstanding factoring amounts of $18 million and $23 million, respectively, for which cash has not yet been drawn.

New Accounting Pronouncement: On June 29, 2005, the Emerging Issues Task Force (“EITF”) issued EITF No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features. EITF No. 05-5 requires reclassifications of certain restructuring reserves related to German early retirement (“ATZ”) programs from restructuring reserves to post-employment benefits. The Company adopted EITF No. 05-5 effective January 1, 2006 and for the quarter ended March 31, 2006, the Company is in compliance with the requirements.

Reclassifications: Certain items in the 2005 consolidated financial statements have been reclassified to conform with the presentation used in the current period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2.	Voluntary Reorganization under Chapter 11 and Administration

On October 1, 2001, Federal-Mogul and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 in the High Court. Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to the Chapter 11 Cases and, therefore, are not currently provided protection from creditors by any insolvency court and are operating in the normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. All vendors are being paid for goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court, as applicable. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through plans of reorganization under the Bankruptcy Code and/or company voluntary arrangements under the Insolvency Act of 1986 (“CVAs”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On June 14, 2005, the District Court overseeing the Chapter 11 Cases commenced its hearing to estimate the aggregate present value of pending and future asbestos personal injury and wrongful death claims against the U.K. Debtors. Closing arguments were completed on July 14, 2005, after which the District Court estimated the total liability for such claims at $9 billion in the United States and $500 million in the United Kingdom. The objective of the estimation hearing was to determine an aggregate claims value for purposes of formulating and confirming the reorganization plan and not to determine the liability for U.S. GAAP purposes. The Company has evaluated its currently recorded liability for such claims and, given the settlement terms and value as proposed in the Plan, determined that the amount recorded is appropriate.

On September 26, 2005, the Administrators of the U.K. Debtors and the Plan Proponents entered into an agreement outlining the terms and conditions of distributions to the creditors of the U.K. Debtors (“U.K. Settlement Agreement”). Prior to this agreement, the Company had agreed to sell certain long-term intercompany notes held by T&N Limited (“Loan Notes”) to Deutsche Bank as a means to fund expected distributions to creditors. In December 2005, in accordance with terms of the U.K. Settlement Agreement, the Company elected to retain the Loan Notes. Concurrently, the Loan Notes were transferred from the U.K. Debtors to a combination of a newly created non-debtor wholly-owned subsidiary of the Company and the U.S. parent, as provided in the Loan Note Sale Agreement filed with the SEC on Form 8-K on December 15, 2005.

Under the terms of the U.K. Settlement Agreement, certain amounts of cash within the U.K. Debtor entities, including cash contributed related to the transfer of the Loan Notes above, are restricted to settle specifically identified claims and liabilities of the U.K. Debtors. Restricted cash at March 31, 2006 and December 31, 2005 was $700 million and $701 million, respectively. In addition, remaining cash of the U.K. Debtor entities is limited for the general operating use of those entities, amounting to $40 million and $42 million at March 31, 2006 and December 31, 2005 respectively.

The U.K. Settlement Agreement sets forth the terms of various amendments to the Plan and the CVAs that will be used to reorganize the U.K. Debtors, including a delineation of distributions to U.K. and U.S. domiciled creditors. A copy of the U.K. Settlement Agreement was filed with the SEC on Form 8-K on September 30, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On April 12, 2006, the High Court provided the Administrators with guidance on the appropriate timeline and mechanics for the solicitation of votes on the CVAs, providing for a 42-day solicitation of votes process. The Company anticipates that in the near future the Administrators will be distributing the CVAs to the creditors of the U.K. Debtors, along with an accompanying explanatory statement and notice of creditors meeting to vote on approval of the CVAs.

The Company cannot predict at this time whether the Plan and CVAs that will be proposed pursuant to the terms of the U.K. Settlement Agreement and the other agreed Plan amendments will be confirmed or approved.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. The pre-petition creditors of some Debtors may be treated differently than those of other Debtors under the proposed Plan and CVAs.

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

The Amended DIP facility is secured by the Company’s domestic assets and the Amended DIP lenders received permission from the lenders of the Senior Credit Agreements to have a priority over their collateral interest. The New Term Loan Facility has a first priority lien in the domestic fixed assets of the Company and a second priority lien in the Company’s domestic current assets and the Revolving Credit Facility has a first priority lien in the Company’s domestic current assets and a second priority lien in its domestic fixed assets. Availability under the Company’s Revolving Credit Facility is determined by the underlying collateral borrowing base at any point in time, consisting of the Company’s domestic inventories and domestic accounts receivable. The borrowing base available to the Company is calculated weekly based on the value of this underlying collateral. Commitments available under the Amended DIP facility is mandatorily reduced by a portion of proceeds from certain future assets or business divestitures. Amounts available and outstanding on the Amended DIP credit facility are further discussed in Note 9 to the consolidated financial statements, “Debt.”

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

The Bankruptcy Court further ordered additional adequate protection to the noteholders in the form of either cash payment of one-half of one percent (0.5%) of the outstanding notes per year or the granting of an administrative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

expense claim pursuant to Section 507(b) of the Bankruptcy Code in the amount of one percent (1.0%) of the outstanding notes per year. The Company has elected to grant an administrative expense claim in favor of the noteholders for this additional adequate protection. All adequate protection administrative expense claims inured in favor of the noteholders are provisional in nature and subject to challenge by all parties-in-interest to the Restructuring Proceedings. Thus, the ultimate amount and related payment terms, if any, for these administrative expense claims will be established in connection with the Restructuring Proceedings. Accordingly, such additional administrative expense claims, approximating $94 million as of March 31, 2006, have not been recorded in the accompanying financial statements.

Financial Statement Presentation

Virtually all of the Company’s pre-petition debt is in default. At March 31, 2006, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise.” This includes debt outstanding of $1,962.0 million under the pre-petition Senior Credit Agreements and $2,117.4 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $29.1 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

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

Liabilities subject to compromise include the following:

	March 31 2006	December 31 2005
	(Millions of Dollars)
Debt	$4,050.3	$4,049.8
Asbestos liabilities	1,533.8	1,532.4
Accounts payable	202.9	202.6
Company-obligated mandatorily redeemable securities	114.6	114.6
Interest payable	44.0	44.0
Environmental liabilities	27.1	24.7
Other accrued liabilities	21.8	20.7

Subtotal	5,994.5	5,988.8
Intercompany payables to affiliates	3,177.1	3,169.6

	$9,171.6	$9,158.4

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

Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended March 31
	2006	2005
	(Millions of Dollars)
Professional fees directly related to the filing	$17.3	$26.9
Critical employee retention costs	3.8	3.1
Other direct costs	—	—

	$21.1	$30.0

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

Approximately 10,620 proofs of claim totaling approximately $158.7 billion in claims against various Debtors were filed in connection with the March 3, 2003 bar date as follows:

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

•

Approximately 3,800 claims, totaling approximately $0.2 billion, are alleging asbestos-related property damage. Based on its review, the Company believes most of these claims are duplicative or unsubstantiated. The Company has filed objections to many of these claims, entered into stipulations for the withdrawal of many of these claims, or otherwise induced the voluntary withdrawal of may of these claims. As a result, the remaining number of asbestos personal injury claims is approximately 1,600.

•

Approximately 2,000 claims, totaling approximately $40 million, have been reviewed and are deemed allowed by the Company. The liability for such claims is included within the financial statement caption “Liabilities Subject to Compromise”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company has not completed its evaluation of the approximate remaining 2,100 claims, totaling approximately $1.0 billion, alleging rights to payment for financing, environmental, trade accounts payable and other matters. The Company continues to investigate these unresolved proofs of claim, and intends to file objections to the claims that are inconsistent with its books and records. As of March 31, 2006, the Debtors have filed objections to more than 5,200 proofs of claim, and have obtained stipulations or orders involving approximately 4,100 claims, which (i) reduce the filed claims to an amount that is consistent with the Debtors books or records, (ii) completely disallow the claims, (iii) withdraw the claims, or (iv) represent a fair compromise in light of the cost and risk of litigation.

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

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31
	2006	2005
	(Millions of Dollars)
Net sales	$941.9	$971.2
Cost of products sold	810.4	839.9

Gross margin	131.5	131.3

Selling, general and administrative expenses	151.9	167.4
Adjustment of assets to fair value	11.6	0.5
Interest expense, net	39.0	27.9
Chapter 11 and Administration related reorganization expenses	21.1	30.0
Interest income from non-filers	(74.1)	(82.9)
Restructuring expense, net	10.4	1.3
Other income, net	(7.8)	(16.5)

Earnings (loss) before income taxes and equity loss of non-Debtor subsidiaries	(20.6)	3.6
Income tax expense	2.2	7.2

Loss before equity loss of non-Debtor subsidiaries	(22.8)	(3.6)
Equity loss from non-Debtor subsidiaries	(45.6)	(44.7)

Net loss	$(68.4)	$(48.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Balance Sheets

	(Unaudited) March 31 2006	December 31 2005
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$55.6	$53.8
Restricted cash	699.9	700.9
Accounts receivable, net	623.4	596.0
Accounts receivable, non-Debtors	495.9	489.9
Inventories, net	444.5	438.5
Prepaid expenses	91.4	89.6

Total current assets	2,410.7	2,368.7

Property, plant and equipment, net	864.1	919.0
Goodwill and indefinite-lived intangible assets	1,109.7	1,109.3
Definite-lived intangible assets, net	241.3	244.1
Asbestos-related insurance recoverable	779.9	777.4
Loans receivable from and investments in non-Debtors	4,408.9	4,382.8
Other noncurrent assets	332.9	366.6

	$10,147.5	$10,167.9

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$542.4	$570.7
Accounts payable and accrued compensation	295.7	262.6
Accounts payable, non-Debtors	344.1	334.4
Other accrued liabilities	268.1	270.7

Total current liabilities	1,450.3	1,438.4

Postemployment benefits	1,896.7	1,890.1
Other accrued liabilities	123.2	114.0
Liabilities subject to compromise	9,171.6	9,158.4
Shareholders’ deficit	(2,494.3)	(2,433.0)

	$10,147.5	$10,167.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2006	2005
	(Millions of Dollars)
Net Cash Provided From (Used By) Operating Activities	$37.9	$(67.5)

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(15.5)	(17.6)
Net proceeds from the sale of businesses	3.6	—

Net Cash Used By Investing Activities	(11.9)	(17.6)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on DIP credit facility	124.7	95.8
Principal payments on DIP credit facility	(153.0)	(20.0)
Net change in restricted cash	(1.0)	—

Net Cash (Used By) Provided From Financing Activities	(29.3)	75.8

Effect of foreign currency exchange rate fluctuations on cash and equivalents	5.1	(10.0)

Increase (decrease) in cash and equivalents	1.8	(19.3)

Cash and equivalents at beginning of period	53.8	433.5

Cash and equivalents at end of period	$55.6	$414.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.	Adjustment of Assets to Fair Value

During the three month period ended March 31, 2006, the Company recorded charges of $20.1 million to adjust property, plant and equipment to their estimated fair values in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The fair value of property, plant and equipment is based upon estimated discounted future cash flows and estimates of salvage value. The impairment charge represents the difference between the estimated fair values and the carrying value of the subject assets.

Impairment charges by reporting segment are as follows:

	March 31
	2006	2005
	Millions of Dollars
Powertrain	$13.6	$—
Sealing Systems	6.5	—
Vehicle Safety and Performance	—	—
Aftermarket Products and Services	—	3.0
Corporate	—	—

	$20.1	$3.0

In February 2006, the Company announced the closure of its Malden, Missouri facility, a piston manufacturing location. As a result of this closure, the value associated with buildings and production equipment has been reduced by approximately $7.1 million to reflect estimated realizable values.

The Company also recorded impairment charges of $6.5 million related to its Powertrain bearing and pistons businesses due to reduced volumes resulting in a revaluation of the expected future cash flows of these facilities as compared to the current carrying value of property, plant and equipment.

During the quarter, the Company recorded impairment charges of $6.5 million related to assets as certain Sealing System operating locations. Continued manufacturing inefficiencies and changes in shift patterns rendering equipment obsolete resulted in a revaluation of the expected future cash flows of these facilities as compared to the current carrying value of property, plant and equipment.

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

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Company may from time to time record reversals of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

these reserves. Such reversals are recorded consistent with SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges and result from actual costs at program completion being less than costs estimated at the commitment date.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three months ended March 31, 2006. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2005	$10.6	$0.9	$0.9	$13.3	$0.6	$26.3
Provisions	10.9	6.1	0.7	7.6	0.8	26.1
Reversals	(0.3)	—	—	—	—	(0.3)
Payments	(2.1)	(0.4)	(0.5)	(3.9)	(1.0)	(7.9)
Foreign currency	(0.2)	—	—	0.1	(0.1)	(0.2)

Balance of reserves at March 31, 2006	$18.9	$6.6	$1.1	$17.1	$0.3	$44.0

Significant restructuring activities for the quarter ended March 31, 2006

In addition to previously initiated restructuring activities, the Company announced a global restructuring plan, herein referred to as “Restructuring 2006”, as part of its global profitable growth strategy. This plan will affect approximately 25 facilities and reduce the Company’s workforce by approximately 10% by the end of 2008. The Company continues to solidify the individual components of this plan, and will announce those components as plans are finalized. In addition to the two plant closures associated with this plan announced during December 2005, additional announcements were made during the quarter ended March 31, 2006 related to the closure of the Company’s facilities located in Malden, Missouri, Pontoise, France and Rochdale, United Kingdom. In addition to these announcements, the Company has entered into negotiations with the local Works Councils at three additional European facilities related to the potential closure of those sites. The Company has recorded the amount of severance associated with these announced closures that is probable and estimable as of March 31, 2006, and that is not attributable to future service from the current employees. The Company has recorded $42.5 million in restructuring charges associated with Restructuring 2006, and expects to incur additional restructuring charges up to $105 million through 2008. The Company expects to achieve annual cost savings of $155 million subsequent to completion of this restructuring program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Included in the summary table above the payment activity and remaining reserves associated with activities executed under Restructuring 2006 are as follows:

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2005	$4.5	$—	$0.7	$11.6	$—	$16.8
Provisions	10.4	6.1	—	7.5	—	24.0
Payments	(1.0)	—	(0.4)	(3.6)	—	(5.0)
Foreign currency	(0.3)	—	—	(0.1)	—	(0.4)

Balance of reserves at March 31, 2006	$13.6	$6.1	$0.3	$15.4	$—	$35.4

Significant components of charges recorded in 2006 related to Restructuring 2006 are as follows:

	Expected Costs	Previously Incurred	Incurred During the Quarter	Estimated Additional Charges
	(Millions of dollars)
Powertrain	$45.6	$4.2	$10.4	$31.0
Sealing Systems	32.1	—	6.1	26.0
Vehicle Safety and Performance	32.3	1.3	—	31.0
Aftermarket Products and Services	36.5	13.0	7.5	16.0
Corporate	1.0	—	—	1.0

Total as at March 31, 2006	$147.5	$18.5	$24.0	$105.0

In April 2006, the Company announced the closure of their powertrain facility in St. Johns, MI. Restructuring expenses associated with this closure are estimated to be approximately $12.6 million and are expected to continue into 2007. Substantially all of the expenses relating to this closure will be incurred by the end of 2006. Expected cost savings associated with this project are estimated to be approximately $11.7 million per year. Also in April 2006, the Company entered into negotiations with the local works council at one additional European facility related to the potential closure of this site.

5.	Other Income, Net

The specific components of “Other income, net” are as follows:

	Three Months Ended March 31
	2006	2005
	(Millions of Dollars)
Amortization of intangible assets	$4.3	$4.5
Foreign currency exchange	(4.0)	1.2
Minority interest earnings in consolidated subsidiaries	0.9	0.8
Royalty income	(0.3)	(0.2)
Accounts receivable discount expense	1.2	0.9
(Gain) loss on sale of assets	0.2	(6.8)
Gain on sale of businesses	(0.3)	—
Adjustment of 2004 goodwill impairment charge	—	(7.7)
Other	(2.3)	(1.1)

	$(0.3)	$(8.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.	Inventories

Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 50% of inventories at both March 31, 2006 and December 31, 2005. The remaining inventories are recorded using the first-in, first-out (FIFO) method. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories is provided in the table below:

	March 31 2006	December 31 2005
	(Millions of Dollars)
Raw materials	$157.2	$155.6
Work-in-process	152.7	141.7
Finished products	603.5	574.6

	913.4	871.9
Valuation reserves	(74.1)	(63.8)

	$839.3	$808.1

7.	Investments in Non-Consolidated Affiliates

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $160 million and $159 million at March 31, 2006 and December 31, 2005, respectively, and is included in the consolidated balance sheets as “other noncurrent assets.” The Company’s equity earnings of such affiliates amounted to approximately $9 million for both the three month periods ended March 31, 2006 and 2005. During the three months ended March 31, 2006, these entities generated sales of approximately $195 million, net income of approximately $21 million, and had total net assets at March 31, 2006 of approximately $381 million. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts, including pistons, pins, piston rings, and cylinder liners, to original equipment (“OE”) and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of March 31, 2006, the total amount of the contingent guarantee, were all triggering events to occur, approximated $52 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. Management also believes that exercise of the put option is not reasonably likely within the foreseeable future. However, if this put option were exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its investment partner.

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

8.	Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31 2006	December 31 2005
	(Millions of Dollars)
Accrued compensation	$223.5	$228.0
Accrued income taxes	110.0	90.1
Accrued rebates	72.5	81.5
Restructuring reserves	44.0	26.3
Accrued Chapter 11 and Administration expenses	33.5	41.7
Non-income taxes payable	29.1	21.4
Accrued product returns	19.2	19.3
Accrued professional services	17.1	16.3
Accrued warranty	14.5	11.4

	$563.4	$536.0

9.	Debt

Long-term debt consisted of the following:

	March 31 2006	December 31 2005
	(Millions of Dollars)
DIP credit facility	$542.4	$570.7
Other	43.3	44.1

	585.7	614.8
Less: current maturities included in short-term debt	(578.1)	(606.7)

	$7.6	$8.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Amended DIP facility is secured by the Company’s domestic assets and the Amended DIP lenders received permission from the lenders of the Senior Credit Agreements to have a priority over their collateral interest. The New Term Loan Facility has a first priority lien in the domestic fixed assets of the Company and a second priority lien in the Company’s domestic current assets and the Revolving Credit Facility has a first priority lien in the Company’s domestic current assets and a second priority lien in its domestic fixed assets. Availability under the Company’s Revolving Credit Facility is determined by the underlying collateral borrowing base at any point in time, consisting of the Company’s domestic inventories and domestic accounts receivable. The borrowing base available to the Company is calculated weekly based on the value of this underlying collateral. Commitments available under the Amended DIP facility is mandatorily reduced by a portion of proceeds from certain future assets or business divestitures. The commitment and amounts outstanding on the DIP credit facilities are as follows:

	March 31 2006	December 31 2005
	(Millions of Dollars)
Contractual commitment:
Revolving credit facility	$500.0	$500.0
Term loan facility	275.0	275.0
Mandatory commitment reductions	—	—

Current commitment	$775.0	$775.0

Outstanding:
Revolving credit facility	$267.4	$295.7
Term loan facility	275.0	275.0
Letters of credit	26.3	24.2

Total outstanding	$568.7	$594.9

Borrowing Base on Revolving credit facility
Current borrowings	$267.4	295.7
Letters of credit	26.3	24.2
Available to borrow	206.3	174.2

Total borrowing base	$500.0	$494.1

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

10.	Other Comprehensive Loss

The Company’s comprehensive loss consists of the following:

	Three Months Ended March 31
	2006	2005
	(Millions of Dollars)
Net loss	$(68.4)	$(48.3)
Foreign currency translation adjustments and other	5.6	(73.9)

	$(62.8)	$(122.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.	Income Taxes

For the three months ended March 31, 2006, the Company recorded income tax expense of $29.6 million on a loss before income taxes of $38.8 million. This compares to income tax expense of $26.6 million on a loss before income taxes of $21.7 million in the same period of 2005. Income tax expense for the three month period ended March 31, 2006 resulted primarily from taxable income generated by certain international subsidiaries, non-recognition of income tax benefits on certain operating losses, primarily in the U.S. and U.K., and certain non-deductible items in various jurisdictions.

12.	Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended March 31
	2006	2005
	(Millions of Dollars, Except Per Share Amounts)
Numerator:
Numerator for basic and diluted loss per common share	$(68.4)	$(48.3)

Denominator:
Weighted average shares outstanding, basic and diluted (in millions)	$89.1	$89.1

Basic and diluted loss per common share	$(0.77)	$(0.54)

As a result of the Restructuring Proceedings, the Company stopped accruing and paying dividends on its Series C Preferred Stock.

13.	Pensions and Other Postretirement Benefits

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care, disability and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. The Company funds Pension Benefits based on the funding requirements of federal and international laws and regulations in advance of benefit payments and Other Benefits as benefits are provided to participating employees.

Components of net periodic benefit cost for the three-month periods ended March 31 are as follows:

	Pension Benefits
	United States		International		Other Benefits
	2006	2005	2006	2005	2006	2005
	(Millions of Dollars)
Service cost	$7.5	$7.7	$1.9	$2.6	$2.7	$1.3
Interest cost	14.5	14.3	37.2	42.2	8.7	8.5
Expected return on plan assets	(15.6)	(14.7)	(29.1)	(31.4)	—	—
Unrecognized transition obligation	—	2.4	—	—	—	—
Amortization of actuarial loss	6.4	6.6	27.6	27.1	3.2	3.0
Amortization of prior service cost	1.6	1.9	—	—	(1.0)	(1.0)

Net periodic benefit cost	$14.4	$18.2	$37.6	$40.5	$13.6	$11.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.	Litigation and Environmental Matters

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

Recorded Liability

In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.3 billion as of March 31, 2006) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States and the U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors committee consisting in large part of representatives of asbestos claimants has been appointed. The Company’s obligations with respect to present and future claims could be determined through litigation in the Bankruptcy Court, the High Court, and/or through negotiations with each of the official committees appointed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of March 31, 2006, the recorded insurance recoverable was $620 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded a $38.9 million asbestos charge during 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval of the settlement was filed on March 1, 2004.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater or less than $1.69/£, the Company will effectively have a premium or discount on claims paid. As of March 31, 2006, the $620 million insurance recoverable asset includes an exchange rate premium of approximately $14 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of March 31, 2006) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

In December of 2005, Cooper Industries, Inc., Pneumo Abex Corporation, the Asbestos Committee, the Asbestos Futures Representative, the Company and various other relevant parties entered into a nonbinding term sheet to resolve all of Cooper Industries, Inc. and Pnuemo Abex Corporation claims against the Company arising out of the Abex asbestos litigation and the related alleged indemnity obligations. A condition precedent to that term sheet was that the Bankruptcy Court issue a preliminary injunction staying the asbestos litigation against Cooper Industries, Inc. and Pneumo Abex Corporation pending consummation of the term sheet which would have occurred through the confirmation of the Company’s Plan. The Bankruptcy Court denied the motion for preliminary injunction on January 20, 2006. Consequently, the parties have resumed discussions regarding settlement of the outstanding issues.

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

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $112.6 million as of March 31, 2006.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action against the Debtors and a number of insurance carriers in the Company’s Restructuring Proceedings. In its complaint, Dresser alleged that it has rights under certain primary and excess general liability insurance policies that may be shared with one of the Debtors, Federal-Mogul Products (“FMP”) as the successor to Wagner Electric Corporation. Dresser seeks, among other things, a declaration of the parties’ respective rights and obligations under the policies and a partition of the competing rights of Dresser and FMP under the policies. FMP answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of FMP’s rights to the policies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $47.8 million as of March 31, 2006. On November 4, 2004, FMP, Dresser and Cooper Industries, Inc. (“Cooper”) and certain of the insurers (“Parties”) entered into a partitioning agreement, by which the Parties agreed as to the manner in which the limits of liability, self-insured retentions, deductibles and any other self-insurance features, and the erosion thereof, are to be partitioned among FMP, Dresser and Cooper. The partitioning agreement effectively disposes of Dresser’s claims in the Dresser adversary proceeding. However, FMP’s cross claim against the defendant-insurers remains.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

insurance coverage for defense and indemnity. All claims alleging exposure to the products of the Company and of Fel-Pro have been stayed as a result of the Restructuring Proceedings.

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability subject to compromise and the insurance recoverable asset as of March 31, 2006 and December 31, 2005:

	T&N Companies	Abex	Wagner	Other	Total
	(Millions of Dollars)
Liability:
Balance at December 31, 2005	$1,316.1	$129.5	$84.1	$2.7	$1,532.4
Foreign exchange	1.4	—	—	—	1.4

Balance at March 31, 2006	$1,317.5	$129.5	$84.1	$2.7	$1,533.8

Asset:
Balance at December 31, 2005	$615.4	$112.6	$49.4	$—	$777.4
Cash receipts	—	—	(1.6)	—	(1.6)
Foreign exchange	4.1	—	—	—	4.1

Balance at March 31, 2006	$619.5	$112.6	$47.8	$—	$779.9

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

At most of the sites that are likely to be the costliest to remediate, which are often current or former commercial waste disposal facilities to which numerous companies sent waste, the Company’s exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company’s share of the total waste sent to these sites has generally been small. The other companies, which also sent waste to these sites, often numbering in the hundreds or more, generally include large, solvent, publicly owned companies and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste.

The Company has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination, in some cases as a result of contractual commitments. The Company is actively seeking to resolve these matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Although difficult to quantify based on the complexity of the issues, the Company has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual matters based upon current available information from site investigations and consultants.

Environmental reserves were $59.8 million and $57.3 million at March 31, 2006 and December 31, 2005, respectively, and are included in the consolidated balance sheets as follows:

	March 31 2006	December 31 2005
	(Millions of Dollars)
Current liabilities	$9.7	$10.7
Long-term accrued liabilities	23.0	21.9
Liabilities subject to compromise	27.1	24.7

	$59.8	$57.3

Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At March 31, 2006, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $65 million.

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

Environmental reserves determined not to be subject to compromise include those which arise from a legal obligation of the Company under an administrative or judicial order to perform cleanup at a site. Such obligations are normally associated with sites which the Company owns and either operates or formerly operated.

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

The Company’s integrated operations are organized in five reporting segments generally corresponding to major product groups; Powertrain, Sealing Systems, Vehicle Safety and Performance, Aftermarket Products and Services and Corporate. Segment information for the three month period ended March 31, 2005 has been reclassified to reflect organizational changes implemented in the second quarter of 2005.

The Company has aggregated certain individual operating units within its five reporting segments. The accounting policies of the segments are the same as those of the Company. Revenues related to Powertrain, Sealing Systems, and Vehicle Safety and Performance products sold to OE customers are recorded within the respective segments. Revenues from such products sold to Aftermarket customers are recorded within the Aftermarket Products and Services segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company evaluates segment performance principally on an Operational EBITDA basis. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and Administration related reorganization expenses, and gains or losses on the sales of assets. Operational EBITDA for each segment is shown below, as it is most consistent with the corresponding consolidated financial statements.

Net sales and gross margin information by reporting segment is as follows:

	Net Sales		Gross Margin
	Three Months Ended March 31		Three Months Ended March 31
	2006	2005	2006	2005
	(Millions of Dollars)
Powertrain	$568	$582	$83	$84
Sealing Systems	124	127	12	4
Vehicle Safety and Performance	192	193	48	45
Aftermarket Products and Services	716	731	163	165
Corporate	—	—	(21)	(23)

	$1,600	$1,633	$285	$275

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to loss before income tax expense is as follows:

	Three Months Ended March 31
	2006	2005
	(Millions of Dollars)
Powertrain	$92	$96
Sealing Systems	12	2
Vehicle Safety and Performance	42	41
Aftermarket Products and Services	112	107
Corporate	(112)	(119)

Total Operational EBITDA	146	127

Interest expense, net	(39)	(29)
Depreciation and amortization	(79)	(93)
Restructuring charges, net	(26)	(3)
Adjustment of assets to fair value	(20)	(3)
Chapter 11 and Administration related reorganization expenses	(21)	(30)
Finalization of 2004 Goodwill Impairment Charge	—	8
Other	—	1

Loss before income tax expense	$(39)	$(22)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Total assets by reporting segment are as follows:

	March 31 2006	December 31 2005
	(Millions of Dollars)
Powertrain	$1,765	$1,746
Sealing Systems	770	765
Vehicle Safety and Performance	1,020	1,008
Aftermarket Products and Services	2,940	2,875
Corporate	1,271	1,341

	$7,766	$7,735

16.	Stock-Based Compensation

On February 2, 2005, the Company entered into a five-year employment agreement with José Maria Alapont, effective March 1, 2005, whereby Mr. Alapont was appointed as the Company’s chairman, president and chief executive officer. In connection with this agreement, the Plan Proponents have agreed to amend the Plan to provide that the reorganized Federal-Mogul will grant to Mr. Alapont stock options equal to at least 4% of the value of the reorganized Company at the reorganization date (“Options”). If there is a material reduction in the value of the reorganized Company under any amendment to the Plan that is confirmed, Mr. Alapont would receive stock options in an amount that would be the economic equivalent of the Options. These stock options vest ratably over the life of the employment agreement, such that one fifth of the options will vest on each anniversary of the employment agreement effective date. The contractual term of these stock options is 7 years from the date of grant.

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

In accordance with Financial Accounting Standards Board (“SFAS”) No. 123(R), Shared Based Payments, the Company has determined the amount of compensation expense associated with these stock options on the fair value of such options as of March 31, 2006. Key assumptions and related option-pricing models used by the Company are summarized in the following table.

	Plain Vanilla Options	Options with Exchange
Valuation model	Black-Scholes	Modified Binomial
Expected volatility	43%	43%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected life of option	4.69 – 4.81%	4.69 – 4.81%
Expected term (in years)	4.29	5.27

Until the date of grant, the Company is required to reassess the value of the Options quarterly and adjust the aggregate compensation expense recognized to reflect any change in the value of the Options. During the three months ended March 31, 2006 and March 31, 2005, the Company recorded compensation expense of $1.5 million and $0.6 million, respectively. As of March 31, 2006, there was approximately $29 million of total unrecognized compensation cost related to non-vested stock-options under the employment agreement, which is expected to be recognized ratably over the remaining term of the employment agreement.

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

As a result of the Restructuring Proceedings (see Note 2 “Voluntary Reorganization Under Chapter 11 and Administration”) certain of the liabilities at March 31, 2006, as shown below, were liabilities subject to compromise as of the Petition date:

	Parent	Guarantor Subsidiaries	Non – Guarantor Subsidiaries	Consolidated
	(Millions of Dollars)
Debt	$4,050.1	$0.2	$—	$4,050.3
Asbestos liabilities	1.4	236.3	1,296.1	1,533.8
Accounts payable	59.0	116.6	27.3	202.9
Company-obligated mandatorily redeemable preferred securities of subsidiary holding solely convertible subordinated debentures of the Company	—	—	114.6	114.6
Interest payable	43.8	0.2	—	44.0
Environmental liabilities	27.1	—	—	27.1
Other accrued liabilities	10.8	0.1	10.9	21.8

	$4,192.2	$353.4	$1,448.9	$5,994.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended March 31, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$301.9	$431.2	$1,305.7	$(438.5)	$1,600.3
Cost of products sold	258.0	333.4	1,162.4	(438.5)	1,315.3

Gross margin	43.9	97.8	143.3	—	285.0

Selling, general and administrative expenses	73.6	53.9	100.0	—	227.5
Adjustment of assets to fair value	8.4	0.2	11.5	—	20.1
Interest expense (income), net	47.0	—	(8.0)	—	39.0
Chapter 11 and Administration related reorganization expenses	21.1	—	—	—	21.1
Equity earnings of unconsolidated affiliates	—	(1.6)	(7.8)	—	(9.4)
Restructuring expense, net	3.3	0.1	22.4	—	25.8
Other (income) expense, net	(2.6)	(32.0)	34.3	—	(0.3)

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(106.9)	77.2	(9.1)	—	(38.8)
Income tax expense	1.0	1.1	27.5	—	29.6

Earnings (loss) before equity earnings (loss) of subsidiaries	(107.9)	76.1	(36.6)	—	(68.4)
Equity earnings (loss) of subsidiaries	39.5	13.5	—	(53.0)	—

Net earnings (loss)	$(68.4)	$89.6	$(36.6)	$(53.0)	$(68.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended March 31, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$310.9	$433.9	$1,356.5	$(468.1)	$1,633.2
Cost of products sold	285.0	333.1	1,208.3	(468.1)	1,358.3

Gross margin	25.9	100.8	148.2	—	274.9

Selling, general and administrative expenses	73.5	63.1	113.1	—	249.7
Adjustment of assets to fair value	—	0.5	2.5	—	3.0
Interest expense (income), net	32.5	—	(3.7)	—	28.8
Chapter 11 and Administration related reorganization expenses	30.0	—	—	—	30.0
Equity earnings of unconsolidated affiliates	—	(1.5)	(7.8)	—	(9.3)
Restructuring expense, net	0.4	1.1	1.3	—	2.8
Other (income) expense, net	(16.1)	(35.4)	43.1	—	(8.4)

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(94.4)	73.0	(0.3)	—	(21.7)
Income tax expense	1.2	1.1	24.3	—	26.6

Earnings (loss) before equity earnings (loss) of subsidiaries	(95.6)	71.9	(24.6)	—	(48.3)
Equity earnings (loss) of subsidiaries	47.3	24.8	—	(72.1)	—

Net earnings (loss)	$(48.3)	$96.7	$(24.6)	$(72.1)	$(48.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Balance Sheet

March 31, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and equivalents	$15.9	$—	$379.7	$—	$395.6
Restricted cash	699.9	—	—	—	699.9
Accounts receivable, net	201.3	323.1	571.0	—	1,095.4
Inventories, net	95.6	302.0	441.7	—	839.3
Prepaid expenses	47.2	31.1	127.7	—	206.0

Total Current Assets	1,059.9	656.2	1,520.1	—	3,236.2

Property, plant and equipment, net	234.3	511.7	1,194.7	—	1,940.7
Goodwill and indefinite-lived intangible assets	482.3	577.5	129.5	—	1,189.3
Definite-lived intangible assets, net	56.1	76.6	153.9	—	286.6
Investment in subsidiaries	6,495.8	3,042.7	—	(9,538.5)	—
Intercompany accounts, net	(5,061.4)	3,596.7	1,464.7	—	—
Asbestos-related insurance recoverable	—	160.4	619.5	—	779.9
Prepaid pension costs	2.8	—	76.4	—	79.2
Other noncurrent assets	43.7	19.0	191.7	—	254.4

	$3,313.5	$8,640.8	$5,350.5	$(9,538.5)	$7,766.3

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt, including current portion of long-term debt	$542.4	$—	$35.6	$—	$578.0
Accounts payable	88.2	103.3	273.4	—	464.9
Accrued liabilities	101.5	59.2	402.7	—	563.4
Other current liabilities	35.4	10.2	78.7	—	124.3

Total Current Liabilities	767.5	172.7	790.4	—	1,730.6

Liabilities subject to compromise	4,192.2	353.4	1,448.9	—	5,994.5

Long-term debt	—	—	7.6	—	7.6
Postemployment benefits	717.3	—	1,527.1	—	2,244.4
Long-term portion of deferred income taxes	—	—	65.6	—	65.6
Other accrued liabilities	105.0	0.4	80.6	—	186.0
Minority interest in consolidated subsidiaries	25.8	6.1	—	—	31.9
Shareholders’ Equity (Deficit)	(2,494.3)	8,108.2	1,430.3	(9,538.5)	(2,494.3)

	$3,315.5	$8,640.8	$5,350.5	$(9,538.5)	$7,766.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Consolidating Condensed Balance Sheet

December 31, 2005

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Three Months Ended March 31, 2006

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net Cash Provided From (Used By) Operating Activities	$(30.4)	$97.1	$(13.1)	$—	$53.6

Expenditures for property, plant and equipment	(6.8)	(15.3)	(7.5)	—	(29.6)
Net proceeds from sale of property, plant and equipment	—	—	2.7	—	2.7
Net proceeds from sale of business	—	—	4.0	—	4.0

Net Cash Used By Investing Activities	(6.8)	(15.3)	(0.8)	—	(22.9)

Proceeds from borrowings on DIP credit facility	124.7	—	—	—	124.7
Principal payments on DIP credit facility	(153.0)	—	—	—	(153.0)
Decrease in short-term debt	—	—	(0.7)	—	(0.7)
Decrease in long-term debt	—	—	(0.6)	—	(0.6)
Net change in restricted cash	(1.0)	—	—	—	(1.0)
Change in intercompany accounts	69.6	(81.8)	12.2	—	—

Net Cash Provided From (Used By) Financing Activities	40.3	(81.8)	10.9	—	(30.6)

Effect of foreign currency exchange rate fluctuations on cash and equivalents	8.3	—	—	—	8.3

Increase (decrease) in cash and equivalents	$11.4	$—	$(3.0)	$—	$8.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Three Months Ended March 31, 2005

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net Cash Provided From (Used By) Operating Activities	$(23.2)	$141.2	$(129.0)	$—	$(11.0)

Expenditures for property, plant and equipment	(6.8)	(9.0)	(23.8)	—	(39.6)
Net proceeds from sale of property, plant and equipment	—	—	5.3	—	5.3

Net Cash Used By Investing Activities	(6.8)	(9.0)	(18.5)	—	(34.3)

Proceeds from borrowings on DIP credit facility	95.8	—	—	—	95.8
Principal payments on DIP credit facility	(20.0)	—	—	—	(20.0)
Increase in short-term debt	—	—	3.9	—	3.9
Decrease in long-term debt	—	—	(0.9)	—	(0.9)
Change in intercompany accounts	(36.9)	(132.2)	169.1	—	—

Net Cash Provided From (Used By) Financing Activities	38.9	(132.2)	172.1	—	78.8

Effect of foreign currency exchange rate fluctuations on cash and equivalents	(13.7)	—	—	—	(13.7)

Increase (decrease) in cash and equivalents	$(4.8)	$—	$24.6	$—	$19.8

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

For a more detailed description of the Company’s business, products, industry, operating strategy and associated risks, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Voluntary reorganization under Chapter 11 and Administration

On October 1, 2001 (the “Petition Date”), the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring or the U.K. Restructuring are herein referred to as the “Debtors”. The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings”. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et. al (Case No. 01-10578(JKF)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to any insolvency proceeding and, therefore, are not currently provided protection from creditors by any insolvency court and are operating in the normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors expect to develop and implement a plan for addressing the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. All vendors are being paid for goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court, as applicable. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through plans of reorganization under the Bankruptcy Code and/or company voluntary arrangements under the Act (“CVA”).

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

On June 14, 2005, the District Court overseeing the Chapter 11 Cases commenced its hearing to estimate the aggregate present value of pending and future asbestos personal injury and wrongful death claims against the U.K. Debtors. Closing arguments were completed on July 14, 2005, after which the District Court estimated the total liability for such claims at $9 billion in the United States and $500 million in the United Kingdom. The objective of the estimation hearing was to determine an aggregate claims value for purposes of formulating and confirming the reorganization plan and not to determine the liability for U.S. GAAP purposes. The Company has evaluated its currently recorded liability for such claims and, given the settlement terms and value as proposed in the Plan, determined that the amount recorded is appropriate.

On September 26, 2005, the Administrators of the U.K. Debtors and the Plan Proponents entered into an agreement outlining the terms and conditions of distributions to the creditors of the U.K. Debtors (“U.K. Settlement Agreement”). Prior to this agreement, the Company had agreed to sell certain long-term intercompany notes held by T&N Limited (“Loan Notes”) to Deutsche Bank as a means to fund expected distributions to creditors. In December 2005, in accordance with terms of the U.K. Settlement Agreement, the Company elected to retain the Loan Notes. Concurrently, the Loan Notes were transferred from the U.K. Debtors to a combination of a newly created non-debtor wholly-owned subsidiary of the Company and the U.S. parent, as provided in the Loan Note Sale Agreement was filed with the SEC on Form 8-K on December 15, 2005.

Under the terms of the Settlement Agreement, certain amounts of cash within the U.K. Debtor entities, including cash contributed related to the transfer of the Loan Notes above, is restricted to settle specifically identified claims and liabilities of the U.K. Debtors. Restricted cash at March 31, 2006 was $700 million. In addition, remaining cash of the U.K. Debtor entities is limited for the general operating use of those entities, amounting to $40 million and $42 million at March 31, 2006 and December 31, 2005, respectively.

The U.K. Settlement Agreement sets forth the terms of various amendments to the Plan and the CVAs that will be used to reorganize the U.K. Debtors, including a delineation of distributions to U.K. and U.S. domiciled creditors. A copy of the U.K. Settlement Agreement was filed with the SEC on Form 8-K on September 30, 2005.

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

On April 12, 2006, upon ordinary application by the Administrators of the U.K. Debtors, the High Court provided the Administrators with guidance on the appropriate timeline and mechanics for the solicitation of votes on the CVAs, providing for a 42-day solicitation of votes process. The Company anticipates that the Administrators will be distributing the CVAs, along with an accompanying explanatory statement and notice of creditors meeting to vote on approval of the CVAs, to creditors of the U.K. Debtors in the near future.

The Company cannot predict at this time whether the Plan or CVAs that will be proposed pursuant to the terms of the U.K. Settlement Agreement and the other agreed Plan amendments will be confirmed or approved.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. The pre-petition creditors of some Debtors may be treated differently than those of other Debtors under the proposed Plan and CVAs.

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments to amounts and/or changes of ownership, is highly uncertain. While operating as debtors-in-possession (“DIP”) under the protection of Chapter 11 of the Bankruptcy Code and Administration under the Act, and subject to approval of the Bankruptcy Court, Administrators or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization or company voluntary arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

The appropriateness of using the going concern basis for the Company’s financial statements is dependent upon, among other things: (i) the Company’s ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; (v) confirmation of a company voluntary arrangement in the U.K. under Administration; and (vi) the Company’s ability to achieve profitability following such confirmations.

Asbestos Liabilities and Related Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of March 31, 2006, the recorded insurance recoverable was $620 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded a $38.9 million asbestos charge during 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval of the settlement was filed on March 1, 2004.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater or less than $1.69/£, the Company will effectively have a premium or discount on claims paid. As of March 31, 2006, the $620 million insurance recoverable asset includes an exchange rate premium of approximately $14 million.

Results of Operations

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Consolidated Results

Net sales by reporting segment were:

	Three Months Ended March 31
	2006	2005
	(Millions of Dollars)
Powertrain	$568	$582
Sealing Systems	124	127
Vehicle Safety and Performance	192	193
Aftermarket Products and Services	716	731
Corporate	—	—

	$1,600	$1,633

The percentage of net sales by group and region are listed below. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance, and Aftermarket Products and Services, respectively.

	Three Months Ended March 31
	Powertrain	SS	VSP	APS	Total
2006
Americas	29%	69%	48%	74%	55%
Europe	69%	31%	51%	24%	43%
Asia	2%	0%	1%	2%	2%

2005
Americas	28%	66%	44%	74%	53%
Europe	70%	33%	54%	24%	45%
Asia	2%	1%	2%	2%	2%

Gross margin by reporting segment was:

	Three Months Ended March 31
	2006	2005
	(Millions of Dollars)
Powertrain	$83	$84
Sealing Systems	12	4
Vehicle Safety and Performance	48	45
Aftermarket Products and Services	163	165
Corporate	(21)	(23)

	$285	$275

Net sales decreased by $33 million, or 2%, to $1,600 million for the first quarter of 2006 from $1,633 million in the same period of 2005. Production volumes in existing markets and customers served remained largely flat year over year, with increased demand for existing European Powertrain applications being offset by a reduction in global demand for replacement engine parts. The impact of the U.S. dollar strengthening against the Euro reduced revenues reported by the Company’s European operations by $56 million, partially offset by $5 million in favorable movements in other foreign currencies. New program launches, primarily in VSP Americas, generated $13 million in additional sales and customer price increases generated a further $5 million, with price increases in APS more than offsetting continued price reductions to the OEMs.

Gross margin increased by $10 million to $285 million, or 18% of sales for the first quarter of 2006 from $275 million, or 17% of sales in the same period of 2005. Reductions in margin due to volume and product mix of $11 million and foreign currency of $9 million were more than offset by customer price increases of $5 million and improved manufacturing productivity and operational efficiency of $25 million, including reduced raw material costs of $8 million.

Reporting Segment Results – Three Months Ended March 31, 2006 compared to March 31, 2005

The following table provides a reconciliation of changes in sales and gross margin for the three months ended March 31, 2006 compared with the three months ended March 31, 2005 for each of the Company’s reporting segments. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Sales
Three-months ended March 31, 2005	$582	$127	$193	$731	$—	$1,633
Sales volumes	22	1	8	(18)	—	13
Customer pricing	(6)	(1)	—	12	—	5
Foreign currency	(30)	(3)	(9)	(9)	—	(51)

Three-months ended March 31, 2006	$568	$124	$192	$716	$—	$1,600

Gross Margin
Three-months ended March 31, 2005	$84	$4	$45	$165	$(23)	$275
Sales volumes / mix	1	1	4	(17)	—	(11)
Customer pricing	(6)	(1)	—	12	—	5
Productivity, net of inflation	10	8	3	3	1	25
Foreign currency	(6)	—	(4)	—	1	(9)

Three-months ended March 31, 2006	$83	$12	$48	$163	$(21)	$285

Powertrain

Sales decreased by $14 million to $568 million for the first quarter of 2006 from $582 million in the same period of 2005. The Powertrain group generates about 70% of its revenue in Europe where the strengthening of the U.S. dollar against the Euro reduced reported sales by $30 million. These foreign currency movements were partially offset by $22 million of additional sales volumes due to increased production, mainly from the European OEM’s. Continued customer pricing pressure, concentrated in Europe, reduced sales by a further $6 million.

Gross margin decreased by $1 million to $83 million, or 15% of sales, for the first quarter of 2006 compared to $84 million, or 14% of sales for the first quarter of 2005. Improvements in year over year manufacturing productivity produced $10 million of additional margin which was more than offset by $6 million of adverse foreign currency movements and $6 million of customer price reductions.

Sealing Systems

Sales decreased by $3 million, or 2%, to $124 million for the first quarter of 2006 from $127 million in the same period of 2005. Approximately 30% of Sealing Systems’ revenues are generated in Europe and the resulting foreign currency movements were the cause of the sales decline. Reduced market demand for existing applications in Europe was offset by new European program launches, otherwise sales remained flat year over year.

Gross margin increased by $8 million, to $12 million, or 10% of sales, for the first quarter of 2006 compared to $4 million, or 3% of sales for the first quarter of 2005. This increase was due to improved efficiency in the manufacturing operations and a slight reduction in raw material costs.

Vehicle Safety and Performance

Sales decreased by $1 million to $192 million for the first quarter of 2006 from $193 million in the same period of 2005. Approximately 50% of VSP sales are in Europe, where foreign currency movements reduced sales by $9 million. Sales volumes increased by $8 million, mostly due to new program launches in the Americas. With the exception of foreign currency movements European volumes remained flat year over year.

Gross margin was $48 million, or 25% of sales, for the first quarter of 2006 compared to $45 million, or 23% of sales, for the first quarter of 2005. Increased sales volumes contributed $4 million of the increase, and reduced depreciation a further $3 million. These increases were partially offset by unfavorable foreign currency movements of $4 million.

Aftermarket Products and Services

Sales decreased by $15 million, or 2%, to $716 million for the first quarter of 2006, from $731 million in the same period of 2005. This decrease was driven by reduced global demand for replacement engine parts of $18 million and unfavorable foreign currency movements of $9 million. These adverse factors were partially offset by $12 million in customer price increases, primarily in North America.

Gross margin was $163 million, or 23% of sales, for the first quarter of 2006 compared to $165 million, or 23% of sales, in the same period of 2005. The impact of reduced sales volumes and unfavorable product mix of $17 million was partially offset by $12 million of customer price increases and $3 million of productivity improvements.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $228 million, or 14% of net sales, for the first quarter of 2006 as compared to $250 million, or 15% of net sales, for the same quarter of 2005. Selling, general and administrative expenses decreased primarily due to cost savings measures, and favorable foreign currency movements.

Research and development (“R&D”) costs included in SG&A expenses were $41 million for the quarter ended March 31, 2006 compared with $44 million for the same period in 2005. As a percentage of OE sales research and development was 5% for the quarters ended March 31, 2006 and 2005. The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Federal-Mogul’s research and development activities are conducted at the Company’s major research centers in Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Chapel, U.K.; Plymouth, Michigan; Skokie, Illinois, Ann Arbor, Michigan and Yokohama, Japan.

Interest Expense, net

Interest expense, net was $39 million in the first quarter of 2006 compared to $29 million for the same quarter of 2005. The increase is due to higher average outstanding borrowings on the DIP credit facility and higher average interest rates on all debt.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three months ended March 31, 2006. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2005	$10.6	$0.9	$0.9	$13.3	$0.6	$26.3
Provisions	10.9	6.1	0.7	7.6	0.8	26.1
Reversals	(0.3)	—	—	—	—	(0.3)
Payments	(2.1)	(0.4)	(0.5)	(3.9)	(1.0)	(7.9)
Foreign currency	(0.2)	—	—	0.1	(0.1)	(0.2)

Balance of reserves at March 31, 2006	$18.9	$6.6	$1.1	$17.1	$0.3	$44.0

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs.

Adjustment of Assets to Fair Value

During the three month periods ended March 31, 2006, the Company recorded charges of $20.1 million to adjust property, plant and equipment to their estimated fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The fair value of property, plant and equipment is based upon estimated discounted future cash flows and estimates of salvage value. The impairment charge represents the difference between the estimated fair values and the carrying value of the subject assets.

Impairment charges by reporting segment are as follows:

	March 31
	2006	2005
	Millions of Dollars
Powertrain	$13.6	$—
Sealing Systems	6.5	—
Vehicle Safety and Performance	—	—
Aftermarket Products and Services	—	3.0
Corporate	—	—

	$20.1	$3.0

Chapter 11 and Administration Related Reorganization Expenses

During the three months ended March 31, 2006 and 2005, the Company recorded Chapter 11 and Administration related reorganization expenses of $21 million and $30 million, respectively. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings.

Chapter 11 and Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended March 31
	2006	2005
	(Millions of Dollars)
Professional fees directly related to the filing	$17.3	$26.9
Critical employee retention costs	3.8	3.1
Other direct costs	—	—

	$21.1	$30.0

Cash payments for Chapter 11 and Administration related reorganization expenses totaled $29.3 million and $33.9 million for the three months ended March 31, 2006 and 2005, respectively.

Income Tax Expense

For the three months ended March 31, 2006, the Company recorded income tax expense of $29.6 million on a loss before income taxes of $38.8 million. This compares to income tax expense of $26.6 million on a loss before income taxes of $21.7 million in the same period of 2005. Income tax expense for the three month period ended March 31, 2006 resulted primarily from taxable income generated by certain international subsidiaries, non-recognition of income tax benefits on certain operating losses, primarily in the U.S. and U.K., and certain non-deductible items in various jurisdictions.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 14 of the consolidated financial statements, “Litigation and Environmental Matters”.

Liquidity and Capital Resources

Cash Flow

Cash flow provided from operating activities was $54 million for the first quarter of 2006, compared to cash used by operating activities of $11 million in the same for the comparable period of 2005. The increase in cash provided by operating activities was primarily the result of an additional $92 million of cash generated by changes in working capital and other asset accounts.

Cash flow used by investing activities was $23 million in the first three months of 2006. Capital expenditures of $30 million were partially offset by proceeds from the sale of property, plant and equipment of $3 million and sale of businesses of $4 million. Cash flow used by financing activities was $30 million for the first three months of 2006 primarily resulting from net payments on the Company’s DIP credit facility.

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

The Amended DIP facility is secured by the Company’s domestic assets and the Amended DIP lenders received permission from the lenders of the Senior Credit Agreements to have a priority over their collateral interest. The New Term Loan Facility has a first priority lien in the domestic fixed assets of the Company and a second priority lien in the Company’s domestic current assets and the Revolving Credit Facility has a first priority lien in the Company’s domestic current assets and a second priority lien in its domestic fixed assets. Availability under the Company’s Revolving Credit Facility is determined by the underlying collateral borrowing base at any point in time, consisting of the Company’s domestic inventories and domestic accounts receivable. The borrowing base available to the Company is calculated weekly based on the value of this underlying collateral. Commitments available under the Amended DIP facility is mandatorily reduced by a portion of proceeds from certain future assets or business divestitures. Amounts available and outstanding on the Amended DIP credit facility are further discussed in Note 9 to the consolidated financial statements, “Debt.”

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

The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, the Bankruptcy Court’s approval of management’s plans and the availability of financing. Management believes that cash on hand, cash flow from operations, and available borrowings under its DIP credit facility will be sufficient to fund capital expenditures and meet its post-petition operating obligations for the next fiscal year. In the longer term, the Company believes that the benefits from its announced restructuring programs and favorable resolution of its asbestos liability through Chapter 11 and Administration, combined with post-emergence financing to be obtained as part of the Restructuring Proceedings, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard or that the terms available for any future financing, if required, would be available or favorable to the Company. Also, resolutions of certain obligations, particularly asbestos obligations, are impacted by factors outside the Company’s control. Given these uncertainties, the Company’s auditors have raised substantial doubt regarding the Company’s ability to continue as a going concern.

At March 31, 2006, the Company was in compliance with all debt covenants under its DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the December 2006 expiration of the facility. Changes in the business environment, market factors, macroeconomic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

Restricted Cash

Under the terms of the U.K. Settlement Agreement, certain amounts of cash within the U.K. Debtor entities, including cash contributed related to the transfer of the T&N Limited Loan Notes, are restricted to settle specifically identified claims and liabilities of the U.K. Debtors. Restricted cash at March 31, 2006 and December 31, 2005 was $700 million and $701 million, respectively. In addition, remaining cash of the U.K. Debtor entities is limited for the general operating use of those entities, amounting to $40 million and $42 million at March 31, 2006 and December 31, 2005, respectively.

Other Liquidity and Capital Resource Items

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $160 million and $159 million at March 31, 2006 and December 31, 2005, respectively.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts including pistons, pins, piston rings, and cylinder liners to original equipment (“OE”) and Aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the investment partner. The contingent guarantee can be exercised at the discretion of the joint venture partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of March 31, 2006, the total amount of the contingent guarantee, were all triggering events to occur, approximated $52 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. Management also believes that exercise of the put option is not reasonably likely within the foreseeable future. However, if this put option is exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its investment partner.

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

Federal-Mogul subsidiaries in Germany, France, Italy, Brazil and Spain are party to accounts receivable factoring arrangements. Accounts receivable factored or discounted under these facilities was $196 million and $177 million as of March 31, 2006 and December 31, 2005, respectively, of which $174 million and $159 million, respectively, was factored without recourse. Expenses associated with receivables factored or discounted are recorded in the statements of operations within “other income, net.” Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of March 31, 2006 and December 31, 2005, the Company has outstanding factoring amounts of $18 million and $23 million, respectively, for which cash has not yet been drawn.

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

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive loss was increased by $80 million and decreased by $69 million for the three months ended March 31, 2006 and 2005, respectively, due to cumulative translation adjustments resulting primarily from changes in the U.S. Dollar to the Euro and British Pound.

The Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs. The Company did not have any contracts outstanding at March 31, 2006.

Interest Rate Risk

In connection with the Restructuring Proceedings and in accordance with SOP 90-7, the Company ceased recording interest expense on its outstanding pre-petition Notes, Medium-Term Notes, and Senior Notes effective October 1, 2001.

In connection with the Restructuring Proceedings, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. The Company’s current DIP credit facility expires in December 2006, and the interest rate is either the alternate base rate (“ABR”) plus 1 1/4 percentage points or the London Inter-Bank Offered Rate (“LIBOR”) plus 2 1/4 percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus  1/2 percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures. The amount outstanding from the DIP facility as of March 31, 2006 was approximately $542 million.

Due to the level of outstanding borrowings on the Company’s DIP credit facility management believes that interest rate risk to the Company could be material if there are significant adverse changes in interest rates. However, management cannot predict with any certainty the level of interest rate risk that may exist following the completion of the Restructuring Proceedings.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials used in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts, including exposures related to natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts used to mitigate commodity price risk associated with raw materials, for up to eighteen months in the future, are designated as cash flow hedging instruments. These instruments are intended to offset the effect of changes in raw materials prices on forecasted purchases. The Company had 29 contracts outstanding with a combined notional value of $19.9 million at March 31, 2006, and 27 contracts outstanding with a combined notional value of $21.6 million at December 31, 2005.

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

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006, subject to the limitations previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of March 31, 2006, the Company’s management, with the participation of the principal executive and financial officers, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2006.

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

FEDERAL-MOGUL CORPORATION

By:            /s/ G. Michael Lynch

G. Michael Lynch

Executive Vice President and Chief Financial Officer,

Principal Financial Officer

By:            /s/ Alan J. Haughie

Alan J. Haughie

Vice President, Controller, and Chief Accounting Officer

Dated:    May 2, 2006