Form 10-Q
period 2006-06-30
FEDERAL MOGUL CORP
filed 2006-07-28
CIK 34879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-1511

FEDERAL-MOGUL CORPORATION

(Exact name of Registrant as specified in its charter)

Michigan	38-0533580
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

26555 Northwestern Highway, Southfield, Michigan	48033-2146
(Address of principal executive offices)	(Zip Code)

(248) 354-7700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 26, 2006, there were 89,609,980 outstanding shares of the registrant’s $5.00 stated value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2006

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

Chapter 11 Filing

•	Factors relating to Federal-Mogul’s filing for Chapter 11 in the U.S. and the filing for Administration by certain of Federal-Mogul’s subsidiaries in the U.K. such as: the possible disruption of relationships with creditors, customers, and employees; the Company’s ability to implement its plan of reorganization in the U.S. and company voluntary arrangements (“CVAs”) in the U.K.; the outcome of asbestos litigation proceedings; and the Company’s compliance with its debtor-in-possession credit facility.

Legal and Environmental Proceedings

•	Legal actions and claims of undetermined merit and amount involving, among other things, product liability, warranty, recalls of products manufactured or sold by the Company, and environmental and safety issues involving the Company’s products or facilities.

•	The merit and amount of claims to reinsurance carriers for asbestos related claims, and the financial viability of and resources available to the reinsurance carriers to meet these claims.

Business Environment and Economic Conditions

•	The Company’s ability to generate cost savings or manufacturing efficiencies to offset or exceed contractually or competitively required price reductions or price reductions to obtain new business.

•	Variations in the financial or operational condition of the Company’s significant customers, particularly the world’s original equipment manufacturers of commercial and personal vehicles.

•	Fluctuations in the price and availability of raw materials and other supplies used in the manufacturing and distribution of the Company’s products.

•	Material shortages, transportation system delays, or other difficulties in markets where the Company purchases supplies for the manufacturing of its products.

•	Significant work stoppages, disputes, or any other difficulties in labor markets where the Company obtains materials necessary for the manufacturing of its products or where its products are manufactured, distributed or sold.

•	Increased development of fuel cells, hybrid-electric or other non-combustion engine technologies.

•	The Company’s ability to obtain cash adequate to fund its needs, including the borrowings available under its debtor-in-possession credit facility and the availability of financing for the Company’s subsidiaries not included under the voluntary filing for Chapter 11 in the U.S. or Administration in the U.K.

•	Changes in actuarial assumptions, interest costs and discount rates, and fluctuations in the global securities markets which directly impact the valuation of assets and liabilities associated with the Company’s pension and other postemployment benefit plans.

Other Factors

•	Various worldwide economic, political and social factors, changes in economic conditions, currency fluctuations and devaluations, credit risks in emerging markets, or political instability in foreign countries where the Company has significant manufacturing operations, customers or suppliers.

•	Physical damage to or loss of significant manufacturing or distribution property, plant and equipment due to fire, weather or other factors beyond the Company’s control.

•	New or expanded litigation activity regarding alleged asbestos claims against subsidiaries of the Company not included in either the U.S. Chapter 11 or the U.K. Administration Proceedings.

•	Legislative activities of governments, agencies, and similar organizations, both in the United States and in other countries, that may affect the operations of the Company.

•	Possible terrorist attacks or acts of aggression or war, that could exacerbate other risks such as slowed vehicle production or the availability of supplies for the manufacturing of the Company’s products.

•	The Company is currently transitioning its information system infrastructure and functions to newer generation systems. If the new systems cannot be properly implemented, the Company would expect to incur additional expenses to upgrade and improve our legacy systems.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$1,631.6	$1,665.4	$3,231.9	$3,298.6
Cost of products sold	1,327.4	1,373.6	2,642.7	2,731.9

Gross margin	304.2	291.8	589.2	566.7
Selling, general and administrative expenses	218.4	226.3	445.9	476.0
Adjustment of assets to fair value	1.1	1.0	21.2	4.0
Interest expense, net	44.3	33.8	83.3	62.6
Chapter 11 and U.K. Administration related reorganization expenses	20.8	20.2	41.9	50.2
Equity earnings of unconsolidated affiliates	(7.7)	(12.0)	(17.1)	(21.3)
Restructuring expense, net	16.5	4.8	42.3	7.6
Other (income) expense, net	(1.0)	4.7	(1.3)	(3.7)

Income (loss) before income tax expense	11.8	13.0	(27.0)	(8.7)
Income tax expense	28.6	24.6	58.2	51.2

Net loss	$(16.8)	$(11.6)	$(85.2)	$(59.9)

Basic and diluted loss per common share:
Net loss per common share	$(0.19)	$(0.13)	$(0.96)	$(0.67)

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	(Unaudited) June 30 2006	December 31 2005
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$404.1	$387.2
Restricted cash	727.8	700.9
Accounts receivable, net	1,134.5	1,011.1
Inventories, net	907.2	808.1
Prepaid expenses	218.2	220.7

Total current assets	3,391.8	3,128.0

Property, plant and equipment, net	2,030.7	2,003.1
Goodwill and indefinite-lived intangible assets	1,202.8	1,189.5
Definite-lived intangible assets, net	291.6	289.6
Asbestos-related insurance recoverable	809.8	777.4
Prepaid pension costs	54.0	112.2
Other noncurrent assets	265.2	235.3

	$8,045.9	$7,735.1

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$598.6	$606.7
Accounts payable	503.1	405.0
Accrued liabilities	586.3	536.0
Other current liabilities	136.4	116.9

Total current liabilities	1,824.4	1,664.6

Liabilities subject to compromise	6,007.5	5,988.8

Long-term debt	81.9	8.1
Postemployment benefits	2,318.9	2,230.8
Long-term portion of deferred income taxes	71.4	62.4
Other accrued liabilities	187.9	181.4
Minority interest in consolidated subsidiaries	54.4	32.0

Shareholders’ deficit:
Series C ESOP preferred stock	28.0	28.0
Common stock	445.3	445.3
Additional paid-in capital	2,158.0	2,154.6
Accumulated deficit	(3,687.3)	(3,602.1)
Accumulated other comprehensive loss	(1,444.5)	(1,458.8)

Total shareholders’ deficit	(2,500.5)	(2,433.0)

	$8,045.9	$7,735.1

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2006	2005
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net loss	$(85.2)	$(59.9)
Adjustments to reconcile net loss to net cash provided from (used by) operating activities:
Depreciation and amortization	159.4	178.6
Adjustment of assets to fair value	21.2	4.0
Change in postemployment benefits, including pensions	67.4	68.8
Change in deferred taxes	(7.4)	19.1
Changes in operating assets and liabilities:
Increase in accounts receivable	(80.7)	(114.7)
Increase in inventories	(58.6)	(2.7)
Increase (decrease) in accounts payable	72.3	(1.9)
Changes in other assets and liabilities	46.3	(13.3)

Net Cash Provided From Operating Activities	134.7	78.0

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(80.6)	(84.9)
Net proceeds from the sale of property, plant and equipment	2.7	10.4
Net proceeds from the sale of business	4.0	—
Payments to acquire business	(30.5)	—

Net Cash Used By Investing Activities	(104.4)	(74.5)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on DIP credit facility	164.3	130.1
Principal payments on DIP credit facility	(198.0)	(45.0)
Increase in short-term debt	0.3	7.2
Decrease in other long-term debt	(1.0)	(1.6)
Change in restricted cash	(26.9)	—

Net Cash (Used By) Provided From Financing Activities	(61.3)	90.7

Effect of foreign currency exchange rate fluctuations on cash	47.9	(38.7)

Increase in cash and equivalents	16.9	55.5

Cash and equivalents at beginning of period	387.2	700.6

Cash and equivalents at end of period	$404.1	$756.1

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006

1. Basis of Presentation

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary to present a fair statement of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.

Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Financial Statement Presentation: On October 1, 2001 (the “Petition Date”), the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration (the “U.K. Restructuring”) under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring or the U.K. Restructuring are herein referred to as the “Debtors.” The U.S. Restructuring and U.K. Restructuring are herein referred to as the “Restructuring Proceedings.” The Chapter 11 cases of the Debtors (collectively the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(JKF)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries are not party to any insolvency proceeding and, therefore, are not currently provided protection from creditors by any insolvency court and are operating in the normal course. The Chapter 11 Cases are further discussed in Note 2 to the consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments to amounts and/or changes of ownership, is highly uncertain. While operating as debtors-in-possession (“DIP”) under the protection of Chapter 11 of the Bankruptcy Code and U.K. Administration under the Act, and subject to approval of the Bankruptcy Court, Administrators or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization or company voluntary arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

The appropriateness of using the going concern basis for the Company’s financial statements is dependent upon, among other things: (i) the Company’s ability to comply with the terms of its DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; (v) approval of a company voluntary arrangement(s) in the U.K. under Administration; and (vi) the Company’s ability to achieve profitability following such confirmations.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all domestic and international subsidiaries that are more than 50% owned. Investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interest) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

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

Trade Accounts Receivable: Federal-Mogul subsidiaries in Germany, France, Italy, Brazil and Spain are party to accounts receivable factoring and discounting arrangements. Gross accounts receivable factored or discounted under these facilities was $207 million and $179 million as of June 30, 2006 and December 31, 2005, respectively. Of those gross amount $184 million and $159 million, respectively, was factored without recourse. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of June 30, 2006 and December 31, 2005, the Company has outstanding factored amounts of $16 million and $23 million, respectively, for which cash has not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the statements of operations within “other (income)/expense, net.”

New Accounting Pronouncements: On June 29, 2005, the Emerging Issues Task Force (“EITF”) issued EITF No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features. EITF No. 05-5 requires reclassifications of certain restructuring reserves related to German early retirement (“ATZ”) programs from restructuring reserves to post-employment benefits. The Company adopted EITF No. 05-5 effective January 1, 2006 and for the quarter and six months ended June 30, 2006, the Company is in compliance with the requirements.

In June, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 as of the beginning of the first quarter of 2007. The Company is still in the process of evaluating the impact of adoption of this interpretation.

Reclassifications: Certain items in the 2005 consolidated financial statements have been reclassified to conform with the presentation used in the current period.

2. Voluntary Reorganization under Chapter 11 and U.K. Administration

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

On February 2, 2005, the Company entered into an employment agreement with José Maria Alapont under which Mr. Alapont became the Company’s chairman, president and chief executive officer. As part of this employment agreement, the Plan Proponents have agreed to amend the Plan to provide Mr. Alapont with non-qualified stock options to purchase common stock of the reorganized Company. Significant terms and conditions of the contemplated stock options are outlined in the employment agreement previously filed with the SEC on Form 8-K dated February 2, 2005.

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

Under the terms of the U.K. Settlement Agreement, certain amounts of cash within the U.K. Debtor entities, including cash contributed related to the transfer of the Loan Notes above, are restricted to settle specifically identified claims and liabilities of the U.K. Debtors. Restricted cash at June 30, 2006 and December 31, 2005 was $728 million and $701 million, respectively. In addition, remaining cash of the U.K. Debtor entities is limited for the general operating use of those entities, amounting to $59 million and $42 million at June 30, 2006 and December 31, 2005 respectively.

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

On April 12, 2006, the High Court provided the Administrators with guidance on the appropriate timeline and mechanics for the solicitation of votes on the CVAs, providing for a 42-day solicitation of votes process. On July 10, 2006, the Administrators commenced the distribution of the CVA documentation to the creditors of those U.K. Debtors, which are proposing CVAs to their creditors, along with an accompanying explanatory statement and notice of the September 2006 creditors meetings to vote on approval of the CVAs.

The Company cannot predict at this time whether the Plan and the CVAs that have been proposed pursuant to the terms of the U.K. Settlement Agreement and the other agreed Plan amendments will be confirmed or approved.

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

Chapter 11 Financing

In connection with the Restructuring Proceedings, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. In November 2005, the Company amended and restated its existing DIP Facility, increasing the overall size of the financing facility from $500 million to $775 million and extending the term of the post-petition financing through December 9, 2006 (“Amended DIP Facility”). The Amended DIP Facility consists of a $500 million revolving credit facility (“Revolving Credit Facility”) and a $275 million term loan facility (“New Term Loan Facility”). The proceeds of the New Term Loan Facility were used primarily to supplement the funding necessary for the Company and one of its subsidiaries to purchase the aforementioned Loan Notes pursuant to the U.K. Settlement Agreement and for general corporate purposes.

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

The Amended DIP facility is secured by the Company’s domestic assets and the Amended DIP lenders received permission from the lenders of the Senior Credit Agreements to have a priority over their collateral interest. The New Term Loan Facility has a first priority lien in the domestic fixed assets of the Company and a second priority lien in the Company’s domestic current assets. The Revolving Credit Facility has a first priority lien in the Company’s domestic current assets and a second priority lien in its domestic fixed assets. Availability under the Company’s Revolving Credit Facility is determined by the underlying collateral borrowing base at any point in time, consisting of the Company’s domestic inventories and domestic accounts receivable. The borrowing base available to the Company is calculated weekly based on the value of this underlying collateral. Commitments available under the Amended DIP facility are mandatorily reduced by a portion of proceeds from certain future assets or business divestitures. Amounts available and outstanding on the Amended DIP credit facility are further discussed in Note 10 to the consolidated financial statements, “Debt.”

As a condition of granting the Amended DIP credit facility priority over the collateral interest of the Senior Credit Agreements, the Bankruptcy Court ordered that the noteholders receive, in cash, adequate protection payments equal to one-half of one percent (0.5%) of the outstanding notes per year. These cash payments, which approximate $2.6 million per quarter, are recorded as interest expense in the statement of operations. All cash adequate protection payments made to the noteholders are provisional in nature and are subject to recharacterization, credit against allowed claims, or other relief if the Bankruptcy Court were to ultimately conclude that the noteholders were not entitled to such payments.

The Bankruptcy Court further ordered additional adequate protection to the noteholders in the form of either cash payment of one-half of one percent (0.5%) of the outstanding notes per year or the granting of an administrative expense claim pursuant to Section 507(b) of the Bankruptcy Code in the amount of one percent (1.0%) of the outstanding notes per year. The Company has elected to grant an administrative expense claim in favor of the noteholders for this additional adequate protection. All adequate protection administrative expense claims inured in favor of the noteholders are provisional in nature and subject to challenge by all parties-in-interest to the Restructuring Proceedings. Thus, the ultimate amount and related payment terms, if any, for these administrative expense claims will be established in connection with the Restructuring Proceedings. Accordingly, such additional administrative expense claims, approximating $98 million as of June 30, 2006, have not been recorded in the accompanying financial statements.

Financial Statement Classification

Virtually all of the Company’s pre-petition debt is in default. At June 30, 2006, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise.” This includes debt outstanding of $1,963.6 million under the pre-petition Senior Credit Agreements and $2,117.4 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $29.1 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

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

As reflected in the consolidated financial statements, “Liabilities subject to compromise” refers to Debtors’ liabilities incurred prior to the commencement of the Restructuring Proceedings. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company’s estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments, which may result from: (i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrators; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the Restructuring Proceedings.

Liabilities subject to compromise include the following:

	June 30 2006	December 31 2005
	(Millions of Dollars)
Debt	$4,051.9	$4,049.8
Asbestos liabilities	1,543.2	1,532.4
Accounts payable	204.3	202.6
Company-obligated mandatorily redeemable securities	114.6	114.6
Interest payable	44.0	44.0
Environmental liabilities	27.1	24.7
Other accrued liabilities	22.4	20.7

	6,007.5	5,988.8
Intercompany payables to affiliates	3,231.8	3,169.6

	$9,239.3	$9,158.4

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

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Millions of Dollars)
Professional fees directly related to the filing	$15.7	$17.2	$33.0	$44.4
Critical employee retention costs	4.6	2.8	8.4	5.6
Other direct costs	0.5	0.2	0.5	0.2

	$20.8	$20.2	$41.9	$50.2

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

Approximately 10,800 proofs of claim totaling approximately $158.7 billion in claims against various Debtors were filed in connection with the March 3, 2003 bar date as follows:

•	Approximately 2,200 claims, totaling approximately $142.1 billion, which the Company believes should be disallowed by the Bankruptcy Court primarily because these claims appear to be duplicative or unsubstantiated claims.

•	Approximately 400 claims, totaling approximately $8.1 billion, are associated with asbestos-related contribution, indemnity, or reimbursement claims. Based upon its preliminary review, the Company believes that a large number of these claims should be disallowed as contingent contribution or reimbursement claims.

•	Approximately 120 claims, totaling approximately $7.3 billion, represent bank and note-holder debt claims. The Company has previously recorded approximately $4.3 billion for these claims, which is included in the financial statement caption “Liabilities subject to compromise.” The Company believes amounts in excess of its books and records are duplicative and will ultimately be resolved in the consensual plan of reorganization.

•	Approximately 3,800 claims, totaling approximately $0.2 billion, are alleging asbestos-related property damage. Based on its review, the Company believes most of these claims are duplicative or unsubstantiated. The Company has filed objections to many of these claims, resulting in either court orders disallowing the claims, stipulations providing for the withdrawal of the claims, or the voluntary withdrawal of the claims. As a result, the remaining number of asbestos-related property damages claims is approximately 1,120.

•	Approximately 2,000 claims, totaling approximately $40 million, have been reviewed and are deemed allowed by the Company. The liability for such claims is included within the financial statement caption “Liabilities subject to compromise.”

The Company has not completed its evaluation of the approximate remaining 2,280 claims, totaling approximately $1.0 billion, alleging rights to payment for financing, environmental, trade accounts payable and other matters. The Company continues to investigate these unresolved proofs of claim, and intends to file objections to the claims that are inconsistent with its books and records. As of June 30, 2006, the Debtors have filed objections to more than 5,200 proofs of claim, and have obtained stipulations or orders involving approximately 4,100 claims, which: (i) reduce the filed claims to an amount that is consistent with the Debtors books or records; (ii) completely disallow the claims; (iii) withdraw the claims; or (iv) represent a fair compromise in light of the cost and risk of litigation.

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

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Millions of Dollars)
Net sales	$930.7	$991.9	$1,872.6	$1,963.1
Cost of products sold	786.1	850.7	1,596.5	1,690.6

Gross margin	144.6	141.2	276.1	272.5

Selling, general and administrative expenses	148.7	143.9	300.6	311.3
Adjustment of assets to fair value	0.8	—	12.4	0.5
Interest expense, net	42.7	32.5	81.7	60.4
Chapter 11 and U.K. Administration related reorganization expenses	20.8	20.2	41.9	50.2
Interest income from non-filers	(75.7)	(76.2)	(149.8)	(159.1)
Restructuring expense, net	9.8	1.2	20.2	2.5
Other income, net	(6.0)	(7.5)	(13.8)	(24.0)

Earnings (loss) before income taxes and equity loss of non-Debtor subsidiaries	3.5	27.1	(17.1)	30.7
Income tax expense	2.2	8.7	4.4	15.9

Earnings (loss) before equity loss of Non-Debtor subsidiaries	1.3	18.4	(21.5)	14.8
Equity loss of non-Debtor subsidiaries	(18.1)	(30.0)	(63.7)	(74.7)

Net loss	$(16.8)	$(11.6)	$(85.2)	$(59.9)

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Balance Sheets

	(Unaudited) June 30 2006	December 31 2005
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$84.8	$53.8
Restricted cash	727.8	700.9
Accounts receivable, net	616.1	596.0
Accounts receivable, non-Debtors	466.4	489.9
Inventories, net	453.1	438.5
Prepaid expenses and other current assets	94.0	89.6

Total current assets	2,442.2	2,368.7

Property, plant and equipment, net	851.0	919.0
Goodwill and indefinite-lived intangible assets	1,112.2	1,109.3
Definite-lived intangible assets, net	243.0	244.1
Asbestos-related insurance recoverable	809.8	777.4
Loans receivable from and investments in non-Debtors	4,499.2	4,382.8
Other noncurrent assets	315.0	366.6

	$10,272.4	$10,167.9

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$537.0	$570.7
Accounts payable and accrued compensation	300.7	262.6
Accounts payable, non-Debtors	345.0	334.4
Other accrued liabilities	267.6	270.7

Total current liabilities	1,450.3	1,438.4

Postemployment benefits	1,956.5	1,890.1
Other accrued liabilities	126.8	114.0
Liabilities subject to compromise	9,239.3	9,158.4
Shareholders’ deficit	(2,500.5)	(2,433.0)

	$10,272.4	$10,167.9

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2006	2005
	(Millions of Dollars)
Net Cash Provided From (Used By) Operating Activities	$89.0	$(29.7)

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(42.3)	(38.1)
Net proceeds from the sale of businesses	3.6	—

Net Cash Used By Investing Activities	(38.7)	(38.1)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on DIP credit facility	164.3	130.1
Principal payments on DIP credit facility	(198.0)	(45.0)
Net change in restricted cash	(26.9)	—

Net Cash (Used By) Provided From Financing Activities	(60.6)	85.1
Effect of foreign currency exchange rate fluctuations on cash	41.3	(26.6)

Increase (decrease) in cash and equivalents	31.0	(9.3)
Cash and equivalents at beginning of period	53.8	433.5

Cash and equivalents at end of period	$84.8	$424.2

3. Acquisitions

During May 2006, the Company invested approximately $31 million for the acquisition of the controlling interest in Goetze India Limited (“GIL”), a pistons and rings manufacturer headquartered in Delhi, India. The GIL business has three main operations in India, located in Patiala, Bangalore, and Bhiwadi, and employs approximately 5,000 personnel. GIL supplies major Indian OE manufacturers in the automotive, heavy-duty, motorcycle, industrial and agricultural markets, in addition to a variety of aftermarket and export customers.

Prior to this acquisition, the Company owned 25.47% of the outstanding shares of GIL and had accounted for its investment using the equity method of accounting. As a result of this acquisition, the Company owns 50.11% of the outstanding shares and has effective control of GIL. Thus, from the date of acquisition the results of GIL have been consolidated with those of the Company, including total assets and long term debt of approximately $166 million and $75 million, respectively, and net sales and gross margin of $14 million and $2 million, respectively, as of, and for the three months ended, June 30, 2006.

As of June 30, 2006, the Company has completed its preliminary purchase price allocation in accordance with SFAS No. 141, Business Combinations. The Company will finalize its initial purchase price allocation upon fair value determination procedures to be completed by a third-party. The Company expects that its initial purchase price allocation may change, primarily impacting the balance sheet allocation and ultimately increasing or decreasing the amount of recorded goodwill, currently estimated at $9 million.

4. Adjustment of Long-Lived Assets to Fair Value

During the six month periods ended June 30, 2006 and 2005, the Company recorded charges of $21.2 million and $4.0 million, respectively, to adjust property, plant and equipment to their estimated fair values in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The fair value of property, plant and equipment is based upon estimated discounted future cash flows and estimates of salvage value. The impairment charge represents the difference between the estimated fair values and the carrying value of the subject assets.

Impairment charges by reporting segment are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Millions of Dollars)
Powertrain	$4.0	$0.8	$17.6	$0.8
Sealing Systems	0.3	—	6.8	—
Vehicle Safety and Performance	—	0.2	—	0.2
Aftermarket Products and Services	—	—	—	3.0
Other	(3.2)	—	(3.2)	—

	$1.1	$1.0	$21.2	$4.0

In February 2006, the Company announced the closure of its Malden, Missouri facility, a Powertrain piston manufacturing location. As a result of this closure, the value associated with buildings and production equipment has been reduced by approximately $7.1 million to reflect estimated realizable values.

In April 2006, the Company announced the closure of its St. Johns, Michigan facility, a Powertrain bearings manufacturing location. As a result of this closure, the value associated with buildings and production equipment has been reduced by approximately $3.4 million to reflect estimated realizable values.

During 2006, the Company recorded other impairment charges of $7.1 million related to its Powertrain bearing and pistons businesses due to reduced volumes resulting in a revaluation of the expected future cash flows of these facilities as compared to the current carrying value of property, plant and equipment.

During 2006, the Company recorded impairment charges of $6.8 million related to assets at certain Sealing System operating locations. Continued manufacturing inefficiencies and changes in shift patterns rendering equipment obsolete resulted in a revaluation of the expected future cash flows of these facilities as compared to the current carrying value of property, plant and equipment.

5. Restructuring

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

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Company may from time to time record reversals of these reserves. Such reversals are recorded consistent with SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, and result from actual costs at program completion being less than costs estimated at the commitment date.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the six months ended June 30, 2006. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance, and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2005	$10.6	$0.9	$0.9	$13.3	$0.6	$26.3
Provisions	10.9	6.1	0.7	7.6	0.8	26.1
Reversals	(0.3)	—	—	—	—	(0.3)
Payments	(2.1)	(0.4)	(0.5)	(3.9)	(1.0)	(7.9)
Foreign currency	(0.2)	—	—	0.1	(0.1)	(0.2)

Balance of reserves at March 31, 2006	18.9	6.6	1.1	17.1	0.3	44.0
Provisions	10.4	4.5	0.7	0.6	0.9	17.1
Reversals	(0.2)	(0.1)	(0.3)	—	—	(0.6)
Payments	(3.9)	(0.4)	(0.5)	(11.5)	(0.4)	(16.7)
Foreign currency	1.3	0.2	—	0.3	(0.2)	1.6

Balance of reserves at June 30, 2006	$26.5	$10.8	$1.0	$6.5	$0.6	$45.4

In addition to previously initiated restructuring activities, in January 2006 the Company announced a global restructuring plan, herein referred to as “Restructuring 2006”, as part of its global profitable growth strategy. This plan will affect approximately 25 facilities and reduce the Company’s workforce by approximately 10% by the end of 2008. The Company continues to solidify the individual components of this plan, and will announce those components as plans are finalized.

During the quarter ended March 31, 2006, the Company announced the closure of its facilities located in Malden, Missouri, Pontoise, France and Rochdale, United Kingdom. The Company has recorded $42.5 million in restructuring charges related to these and other previously announced closures and projects associated with Restructuring 2006.

During the quarter ended June 30, 2006, the Company announced, as part of Restructuring 2006, the closure of its facilities located in Slough, United Kingdom and St. Johns, Michigan. The Company also announced the transfers of certain low volume production with high labor content from its facilities in Nuremberg, Germany and Wiesbaden, Germany to existing facilities in best cost countries. In addition to these announcements, the Company is continuing negotiations with the local Works Councils at two additional European facilities related to the potential closure of those sites. The Company has recorded $58.3 million in restructuring charges associated with Restructuring 2006, and expects to incur additional restructuring charges of up to $95 million through 2008. The Company expects to achieve annual cost savings of $150 million subsequent to completion of this restructuring program.

Included in the summary table above the payment activity and remaining reserves associated with activities executed under Restructuring 2006 are as follows:

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2005	$4.5	$—	$0.7	$11.6	$—	$16.8
Provisions	10.4	6.1	—	7.5	—	24.0
Payments	(1.0)	—	(0.4)	(3.6)	—	(5.0)
Foreign currency	(0.3)	—	—	(0.1)	—	(0.4)

Balance of reserves at March 31, 2006	13.6	6.1	0.3	15.4	—	35.4
Provisions	10.3	4.3	0.5	0.7	—	15.8
Payments	(3.3)	(0.3)	—	(11.4)	—	(15.0)
Foreign currency	0.7	0.1	—	0.4	—	1.2

Balance of reserves at June 30, 2006	$21.3	$10.2	$0.8	$5.1	$—	$37.4

Significant components of charges recorded in 2006 related to Restructuring 2006 are as follows:

	Expected Costs	Previously Incurred	Incurred During the Quarter	Estimated Additional Charges
	(Millions of dollars)
Powertrain	$47.4	$14.6	$10.3	$22.5
Sealing Systems	33.9	6.1	4.3	23.5
Vehicle Safety and Performance	33.3	1.3	0.5	31.5
Aftermarket Products and Services	37.7	20.5	0.7	16.5
Corporate	1.0	—	—	1.0

Total as at June 30, 2006	$153.3	$42.5	$15.8	$95.0

In July 2006, the Company announced the closure of their APS manufacturing facility in St. Louis, MO. Restructuring expenses associated with this closure are estimated to be approximately $6.0 million and are expected to continue into 2007. Expected cost savings associated with this project are estimated to be approximately $7.2 million per year.

6. Other (Income) Expense, Net

The specific components of “Other (income) expense, net” are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Millions of Dollars)
Amortization of intangible assets	$4.4	$4.4	$8.7	$8.9
Foreign currency exchange	(5.3)	7.4	(9.3)	8.7
Minority interest in consolidated subsidiaries	1.2	1.1	2.1	1.9
Royalty income	—	(0.9)	(0.3)	(1.1)
Accounts receivable discount expense	0.7	0.9	2.0	1.8
Gain on sale of assets	(0.4)	(3.4)	(0.2)	(10.2)
(Gain) loss on sale of businesses	—	0.6	(0.3)	0.6
Adjustment of 2004 goodwill impairment charge	—	—	—	(7.7)
Other	(1.6)	(5.4)	(4.0)	(6.6)

	$(1.0)	$4.7	$(1.3)	$(3.7)

7. Inventories

Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 48% and 50% of inventories at June 30, 2006 and December 31, 2005, respectively. The remaining inventories are recorded using the first-in, first-out (FIFO) method. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories is provided in the table below:

	June 30 2006	December 31 2005
	(Millions of Dollars)
Raw materials	$196.7	$155.6
Work-in-process	157.2	141.7
Finished products	626.5	574.6

	980.4	871.9
Valuation reserves	(73.2)	(63.8)

	$907.2	$808.1

8. Investments in Non-Consolidated Affiliates

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $166 million and $159 million at June 30, 2006 and December 31, 2005, respectively, and is included in the consolidated balance sheets as “other noncurrent assets.” The Company’s equity earnings of such affiliates amounted to approximately $17 million and $21 million for the six-month periods ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006, these entities generated sales of approximately $390 million, net income of approximately $43 million, and had total net assets at June 30, 2006 of approximately $369 million. The Company does not hold a controlling interest in any entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with the Company’s operating strategy and are not special purpose entities.

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts, including pistons, pins, piston rings, and cylinder liners, to original equipment (“OE”) and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of June 30, 2006, the total amount of the contingent guarantee, were all triggering events to occur, approximated $53 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. Management also believes that exercise of the put option is not reasonably likely within the foreseeable future. However, if this put option were exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its investment partner.

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

9. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30 2006	December 31 2005
	(Millions of Dollars)
Accrued compensation	$227.4	$228.0
Accrued income taxes	118.4	90.1
Accrued rebates	80.8	81.5
Restructuring reserves	45.4	26.3
Accrued Chapter 11 and U.K. Administration expenses	34.3	41.7
Non-income taxes payable	26.8	21.4
Accrued product returns	19.5	19.3
Accrued professional services	18.6	16.3
Accrued warranty	15.1	11.4

	$586.3	$536.0

10. Debt

Long-term debt consisted of the following:

	June 30 2006	December 31 2005
	(Millions of Dollars)
DIP credit facility	$537.0	$570.7
Other	143.5	44.1

	680.5	614.8
Less: current maturities included in short-term debt	(598.6)	(606.7)

	$81.9	$8.1

In November 2005, the Company amended and restated its existing DIP Facility, increasing the overall size of the financing facility from $500 million to $775 million and extending the term of the post-petition financing through December 9, 2006 (“Amended DIP Facility”). The Amended DIP Facility consists of a $500 million revolving credit facility (“Revolving Credit Facility”) and a new $275 million term loan facility (“New Term Loan Facility”). The proceeds of the New Term Loan Facility were used primarily to supplement the funding necessary for the Company and one of its subsidiaries to purchase the aforementioned Loan Notes pursuant to the U.K. Settlement Agreement and for general corporate purposes.

The Amended DIP facility is secured by the Company’s domestic assets and the Amended DIP lenders received permission from the lenders of the Senior Credit Agreements to have a priority over their collateral interest. The New Term Loan Facility has a first priority lien in the domestic fixed assets of the Company and a second priority lien in the Company’s domestic current assets. The Revolving Credit Facility has a first priority lien in the Company’s domestic current assets and a second priority lien in its domestic fixed assets. Availability under the Company’s Revolving Credit Facility is determined by the underlying collateral borrowing base at any point in time, consisting of the Company’s domestic inventories and domestic accounts receivable. The borrowing base available to the Company is calculated weekly based on the value of this underlying collateral. Commitments available under the Amended DIP facility are mandatorily reduced by a portion of proceeds from certain future assets or business divestitures. The commitment and amounts outstanding on the DIP credit facilities are as follows:

	June 30 2006	December 31 2005
	(Millions of Dollars)
Contractual commitment:
Revolving credit facility	$500.0	$500.0
Term loan facility	275.0	275.0
Mandatory commitment reductions	—	—

Current commitment	$775.0	$775.0

Outstanding:
Revolving credit facility	$262.0	$295.7
Term loan facility	275.0	275.0
Letters of credit	26.3	24.2

Total outstanding	$563.3	$594.9

Borrowing Base on Revolving credit facility
Current borrowings	$262.0	295.7
Letters of credit	26.3	24.2
Available to borrow	211.7	174.2

Total borrowing base	$500.0	$494.1

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

11. Other Comprehensive Loss

The Company’s comprehensive loss consists of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Millions of Dollars)
Net loss	$(16.8)	$(11.6)	$(85.2)	$(59.9)
Foreign currency translation adjustments	8.7	(73.1)	14.3	(147.0)

	$(8.1)	$(84.7)	$(70.9)	$(206.9)

12. Income Taxes

For the six months ended June 30, 2006, the Company recorded income tax expense of $58.2 million on a loss before income taxes of $27.0 million. This compares to income tax expense of $51.2 million on a loss before income taxes of $8.7 million in the same period of 2005. Income tax expense for the six month period ended June 30, 2006 resulted primarily from taxable income generated by certain international subsidiaries, non-recognition of income tax benefits on certain operating losses, primarily in the U.K., and certain non-deductible items in various jurisdictions.

13. Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Millions of Dollars, Except Share and Per Share Amounts)
Net loss	$(16.8)	$(11.6)	$(85.2)	$(59.9)
Weighted average shares outstanding, basic and diluted (in millions)	89.1	89.1	89.1	89.1
Basic and diluted loss per common share	$(0.19)	$(0.13)	$(0.96)	$(0.67)

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

Components of net periodic benefit cost for the three-month periods ended June 30 are as follows:

	Pension Benefits
	United States		International		Other Benefits
	2006	2005	2006	2005	2006	2005
	(Millions of Dollars)
Service cost	$7.4	$7.7	$1.9	$2.5	$2.8	$1.3
Interest cost	14.5	14.3	38.7	41.4	8.7	8.5
Expected return on plan assets	(15.6)	(14.7)	(30.2)	(30.8)	—	—
Unrecognized transition obligation	—	—	—	—	—	—
Amortization of actuarial loss (gain)	6.4	6.6	28.7	26.6	3.2	3.0
Amortization of prior service cost	1.6	1.9	—	—	(1.0)	(1.0)

Net periodic benefit cost	$14.3	$15.8	$39.1	$39.7	$13.7	$11.8

Components of net periodic benefit cost for the six-month periods ended June 30 are as follows:

	Pension Benefits
	United States		International		Other Benefits
	2006	2005	2006	2005	2006	2005
	(Millions of Dollars)
Service cost	$14.9	$15.4	$3.8	$5.1	$5.5	$2.6
Interest cost	29.0	28.6	75.9	83.6	17.4	17.0
Expected return on plan assets	(31.2)	(29.4)	(59.3)	(62.2)	—	—
Unrecognized transition obligation	—	2.4	—	—	—	—
Amortization of actuarial loss (gain)	12.8	13.2	56.3	53.7	6.4	6.0
Amortization of prior service cost	3.2	3.8	—	—	(2.0)	(2.0)

Net periodic benefit cost	$28.7	$34.0	$76.7	$80.2	$27.3	$23.6

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

Recorded Liability

In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.3 billion as of June 30, 2006) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States and the U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors committee consisting in large part of representatives of asbestos claimants has been appointed. The Company’s obligations with respect to present and future claims could be determined through litigation in the District Court, the High Court, and/or through negotiations with each of the official committees appointed. As set forth above, on July 14, 2005, the District Court overseeing the Chapter 11 Cases estimated the aggregate total liability for pending and future asbestos personal injury claims against the U.K. Debtors for purposes of formulating and confirming the Plan.

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

On May 2, 2005, the Company entered into a Surety Claims Settlement Agreement with the CCR and various surety bondholders whereby in fulfillment of all claims made by the CCR, $29 million was placed into escrow for use by the CCR to fund i) settlements that have already occurred or have yet to occur up to $26 million and ii) CCR expenses of $3 million. In exchange for a secured claim against the Company and in connection with the pre-petition lenders, the surety bondholders allowed the exercise of the surety bonds in the amount of $28 million. The remaining $1 million was funded from an outstanding letter of credit. The settlement agreement cancels the remaining face amount of the surety bonds and gives the surety bondholders an entitlement to adequate protection upon full payment of the net bond draw of $28 million. Accordingly, the surety bondholders will receive monthly payments of interest on the net bond draw at a rate of LIBOR plus 200 basis points until the earlier of the effective date of the Plan or the occurrence of certain specified termination events.

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

Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of June 30, 2006, the recorded insurance recoverable was $650 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded a $38.9 million asbestos charge during 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval of the settlement was filed on March 1, 2004.

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG (“Munich Re”) and Centre Reinsurance International Co. (“CRIC”), a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the reinsurance agreement. The hearing to review the March 1, 2004 motion has been adjourned without a scheduled hearing date as the parties attempt to resolve the issues raised by the two reinsurers. However, these efforts were unsuccessful, prompting the Administrators to file an action in the London High Court seeking a declaration that the settlements with EIR and Sedgwick do not breach provisions of the reinsurance agreement. A hearing was conducted during July 2005 and judgment was handed down on December 21, 2005. The court held that the settlements did not breach the reinsurance agreement. Munich Re and CRIC have not appealed the judgment.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater or less than $1.69/£, the Company will effectively have a premium or discount on claims paid. As of June 30, 2006, the $650 million insurance recoverable asset includes an exchange rate premium of approximately $41 million.

Abex and Wagner Asbestos Litigation

Background

Two of the Company’s businesses formerly owned by Cooper Industries, LLC (“Cooper”), historically known as Abex and Wagner, are involved as defendants in numerous court actions in the U.S. alleging personal injury from exposure to asbestos or asbestos-containing products. These claims mainly involve vehicle safety and performance products. As of the Petition Date, Abex and Wagner were defendants in approximately 66,000 and 33,000 pending claims, respectively. The Company includes as a pending claim open served claims, settled but not documented claims and settled but not paid claims. Notices of complaints continue to be received post-petition and are in violation of the automatic stay.

The liability of the Company with respect to claims alleging exposure to Wagner products arises from the 1998 stock purchase from Cooper of the corporate successor by merger to Wagner Electric Company; the purchased entity is now a wholly-owned subsidiary of the Company and one of the Debtors in the Restructuring Proceedings.

The liability of the Company with respect to claims alleging exposure to Abex products arises from a contractual liability entered into in 1994 by the predecessor to the Company whose stock the Company purchased in 1998. Pursuant to that contract and prior to the Restructuring Proceedings, the Company, through the relevant subsidiary, was liable for certain indemnity and defense payments incurred on behalf of an entity known as Pneumo Abex Corporation (“Pneumo”), the successor in interest to Abex Corporation. Effective as of the Petition Date, the Company has ceased making such payments and is currently considering whether to accept or reject the 1994 contractual liability.

As of the Petition Date, pending asbestos litigation of Abex (as to the Company only) and Wagner is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court.

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of June 30, 2006) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

In July of 2006, Cooper, Pneumo, the Company, the asbestos claimants committee, the representative for future asbestos claimants, and various other relevant parties, signed a nonbinding term sheet reflecting a global settlement that will provide two alternative means of resolving all of Cooper’s and Pneumo’s claims against the Company arising out of the Abex asbestos litigation and the related alleged indemnity obligations. Under one alternative, Cooper will contribute $756 million to a trust to be established pursuant to Section 524(g) of the Bankruptcy Code, consisting of $256 million in cash and a $500 million promissory note, in consideration for Cooper and Pneumo being protected from current and future Abex asbestos claims by the Plan’s channeling injunction which will channel all the Abex asbestos claims to the trust. This settlement will be accomplished as part of the Plan and its confirmation.

The other alternative settlement will only be utilized if the first alternative cannot be successfully implemented. Under the second settlement structure, Cooper will receive $138 million and Pneumo will receive $2 million in exchange for completely releasing all their claims against the Company and all its affiliates. Under both of the foregoing alternatives, Cooper has agreed to permit the Company to (i) negotiate lump-sum or installment settlements involving the Wagner insurance (described below), and (ii) retain 88% of the proceeds from such insurance settlements in the case of the first alternative settlement structure and 80% of the proceeds in the case of the second alternative. Each of these alternative settlement structures is subject to Bankruptcy Court approval. The parties are currently drafting definitive documents that reflect these alternative settlements.

Neither of the foregoing settlement alternatives can be considered final until approved by the Bankruptcy Court. Accordingly, the Company will not be relieved of material additional liabilities and significant additional litigation relating to Abex and Wagner asbestos matters through 2012 or thereafter until either alternative is approved. the Company’s results of operations and financial condition could be materially affected in the event that such liabilities cannot be resolved and end up exceeding the amounts recorded by the Company or the remaining insurance coverage.

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $112.6 million as of June 30, 2006.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action against the Debtors and a number of insurance carriers in the Company’s Restructuring Proceedings. In its complaint, Dresser alleged that it has rights under certain primary and excess general liability insurance policies that may be shared with one of the Debtors, Federal-Mogul Products

(“FMP”) as the successor to Wagner Electric Corporation. Dresser seeks, among other things, a declaration of the parties’ respective rights and obligations under the policies and a partition of the competing rights of Dresser and FMP under the policies. FMP answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of FMP’s rights to the policies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $47.6 million as of June 30, 2006. On November 4, 2004, FMP, Dresser and Cooper Industries, Inc. (“Cooper”) and certain of the insurers (“Parties”) entered into a partitioning agreement, by which the Parties agreed as to the manner in which the limits of liability, self-insured retentions, deductibles and any other self-insurance features, and the erosion thereof, are to be partitioned among FMP, Dresser and Cooper. The partitioning agreement effectively disposes of Dresser’s claims in the Dresser adversary proceeding. However, FMP’s cross claim against the defendant-insurers remains.

The ultimate realization of insurance proceeds is directly related to the amount of related covered valid claims against the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings and the proposed settlement with Cooper will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts, other than to reflect cash received under this policy, due to the uncertainties created by the Restructuring Proceedings. Accordingly, the recorded amounts for this insurance recoverable asset could change materially based upon events that occur from the Restructuring Proceedings.

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

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability subject to compromise and the insurance recoverable asset as of June 30, 2006 and December 31, 2005:

	T&N Companies	Abex	Wagner	Other	Total
	(Millions of Dollars)
Liability:
Balance at December 31, 2005	$1,316.1	$129.5	$84.1	$2.7	$1,532.4
Foreign exchange	10.8	—	—	—	10.8

Balance at June 30, 2006	$1,326.9	$129.5	$84.1	$2.7	$1,543.2

Asset:
Balance at December 31, 2005	$615.4	$112.6	$49.4	$—	$777.4
Cash receipts	—	—	(1.8)	—	(1.8)
Foreign exchange	34.2	—	—	—	34.2

Balance at June 30, 2006	$649.6	$112.6	$47.6	$—	$809.8

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

At most of the sites that are likely to be the costliest to remediate, which are often current or former commercial waste disposal facilities to which numerous companies sent wastes, the Company’s exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company’s share of the total waste sent to these sites has generally been small. The other companies, which also sent wastes to these sites, often numbering in the hundreds or more, generally include large, solvent publicly owned companies and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste.

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

Environmental reserves were $59.8 million and $57.3 million at June 30, 2006 and December 31, 2005, respectively, and are included in the consolidated balance sheets as follows:

	June 30 2006	December 31 2005
	(Millions of Dollars)
Other current liabilities	$9.0	$10.7
Other long-term accrued liabilities	23.7	21.9
Liabilities subject to compromise	27.1	24.7

	$59.8	$57.3

Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At June 30, 2006, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $65.4 million.

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

The Company evaluates segment performance principally on an Operational EBITDA basis. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, and gains or losses on the sales of assets. Operational EBITDA for each segment is shown below, as it is most consistent with the corresponding consolidated financial statements.

Net sales and gross margin information by reporting segment is as follows:

	Net Sales
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Millions of Dollars)
Powertrain	$593	$585	$1,161	$1,167
Sealing Systems	127	127	251	254
Vehicle Safety and Performance	197	196	389	390
Aftermarket Products and Services	715	757	1,431	1,488

	$1,632	$1,665	$3,232	$3,299

	Gross Margin
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Millions of Dollars)
Powertrain	$86	$88	$169	$172
Sealing Systems	16	8	28	12
Vehicle Safety and Performance	49	51	97	96
Aftermarket Products and Services	177	171	340	336
Corporate	(24)	(26)	(45)	(49)

	$304	$292	$589	$567

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to earnings (loss) before income tax expense is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Millions of Dollars)
Powertrain	$99	$102	$191	$198
Sealing Systems	16	7	28	9
Vehicle Safety and Performance	44	45	86	86
Aftermarket Products and Services	132	117	244	224
Corporate	(117)	(113)	(229)	(232)

Total Operational EBITDA	174	158	320	285
Interest expense, net	(44)	(34)	(83)	(63)
Depreciation and amortization	(80)	(86)	(159)	(179)
Restructuring charges, net	(16)	(5)	(42)	(8)
Adjustment of assets to fair value	(1)	(1)	(21)	(4)
Chapter 11 and U.K. Administration related reorganization expenses	(21)	(20)	(42)	(50)
Finalization of 2004 Goodwill Impairment Charge	—	—	—	8
Other	—	1	—	2

Earnings (loss) before income tax expense	$12	$13	$(27)	$(9)

Total assets by reportable segment are as follows:

	June 30 2006	December 31 2006
	(Millions of Dollars)
Powertrain	$2,002	$1,746
Sealing Systems	764	765
Vehicle Safety and Performance	1,040	1,008
Aftermarket Products and Services	2,946	2,875
Corporate	1,294	1,341

	$8,046	$7,735

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

In accordance with SFAS No. 123(R), Share Based Payments, the Company has determined the amount of compensation expense associated with these stock options upon the fair value of such options as of June 30, 2006. Key assumptions and related option-pricing models used by the Company are summarized in the following table.

	Plain Vanilla Options	Options with Exchange
Valuation model	Black-Scholes	Modified Binomial
Expected volatility	43%	43%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected life of option	5.08 – 5.18%	5.08 – 5.18%
Expected term (in years)	4.19	5.11

Until the date of grant, the Company is required to reassess the value of the Options quarterly and adjust the aggregate compensation expense recognized to reflect any change in the value of the Options. During the six month periods ended June 30, 2006 and June 30, 2005, the Company recorded compensation expense of $3.4 million and $2.7 million, respectively. As of June 30, 2006, there was approximately $28 million of total unrecognized compensation cost related to non-vested stock-options under the employment agreement, which is expected to be recognized ratably over the remaining term of the employment agreement.

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

As a result of the Restructuring Proceedings (see Note 2 “Voluntary Reorganization Under Chapter 11 and U.K. Administration”) certain of the liabilities at June 30, 2006, as shown below, were liabilities subject to compromise as of the Petition date:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Millions of Dollars)
Debt	$4,051.7	$0.2	$—	$4,051.9
Asbestos liabilities	1.4	236.3	1,305.5	1,543.2
Accounts payable 8	59.0	116.5	28.8	204.3
Company-obligated mandatorily redeemable preferred securities of subsidiary holding solely convertible subordinated debentures of the Company	—	—	114.6	114.6
Interest payable	43.8	0.2	—	44.0
Environmental liabilities	27.1	—	—	27.1
Other accrued liabilities	10.8	0.2	11.4	22.4

	$4,193.8	$353.4	$1,460.3	$6,007.5

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended June 30, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$304.7	$419.4	$1,362.1	$(454.6)	$1,631.6
Cost of products sold	242.8	322.9	1,216.3	(454.6)	1,327.4

Gross margin	61.9	96.5	145.8	—	304.2

Selling, general and administrative expenses	71.3	52.8	94.3	—	218.4
Adjustment of assets to fair value	0.8	0.3	—	—	1.1
Interest expense (income), net	51.3	—	(7.0)	—	44.3
Chapter 11 and U.K. Administration related reorganization expenses	20.8	—	—	—	20.8
Equity earnings (loss) of unconsolidated affiliates	0.1	(1.4)	(6.4)	—	(7.7)
Restructuring expense, net	5.3	—	11.2	—	16.5
Other (income) expense, net	(13.7)	(33.8)	46.5	—	(1.0)

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(74.0)	78.6	7.2	—	11.8
Income tax expense (benefit)	1.0	1.1	26.5	—	28.6

Earnings (loss) before equity earnings (loss) of subsidiaries	(75.0)	77.5	(19.3)	—	(16.8)
Equity earnings (loss) of subsidiaries	58.2	(21.9)	—	(36.3)	—

Net earnings (loss)	$(16.8)	$55.6	$(19.3)	$(36.3)	$(16.8)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Six Months Ended June 30, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$606.6	$850.6	$2,667.8	$(893.1)	$3,231.9
Cost of products sold	500.8	656.3	2,378.7	(893.1)	2,642.7

Gross margin	105.8	194.3	289.1	—	589.2

Selling, general and administrative expenses	144.9	106.7	194.3	—	445.9
Adjustment of assets to fair value	9.2	0.5	11.5	—	21.2
Interest expense (income), net	98.3	—	(15.0)	—	83.3
Chapter 11 and U.K. Administration related reorganization expenses	41.9	—	—	—	41.9
Equity earnings (loss) of unconsolidated affiliates	0.1	(3.0)	(14.2)	—	(17.1)
Restructuring expense, net	9.7	0.1	32.5	—	42.3
Other (income) expense, net	(16.3)	(65.8)	80.8	—	(1.3)

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(182.0)	155.8	(0.8)	—	(27.0)
Income tax expense	2.0	2.2	54.0	—	58.2

Earnings (loss) before equity earnings (loss) of subsidiaries	(184.0)	153.6	(54.8)	—	(85.2)
Equity earnings (loss) of subsidiaries	98.8	(8.4)	—	(90.4)	—

Net earnings (loss)	$(85.2)	$145.2	$(54.8)	$(90.4)	$(85.2)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended June 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$327.8	$429.3	$1,406.0	$(497.7)	$1,665.4
Cost of products sold	277.5	334.0	1,259.8	(497.7)	1,373.6

Gross margin	50.3	95.3	146.2	—	291.8

Selling, general and administrative expenses	56.9	60.7	108.7	—	226.3
Adjustment of assets to fair value	—	—	1.0	—	1.0
Interest expense (income), net	37.4	—	(3.6)	—	33.8
Chapter 11 and U.K. Administration related reorganization expenses	20.2	—	—	—	20.2
Equity earnings of unconsolidated affiliates	—	(1.4)	(10.6)	—	(12.0)
Restructuring expense, net	0.6	0.6	3.6	—	4.8
Other (income) expense, net	(12.8)	(33.1)	50.6	—	4.7

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(52.0)	68.5	(3.5)	—	13.0
Income tax expense (benefit)	(0.5)	1.2	23.9	—	24.6

Earnings (loss) before equity earnings (loss) of subsidiaries	(51.5)	67.3	(27.4)	—	(11.6)
Equity earnings (loss) of subsidiaries	39.9	24.8	—	(64.7)	—

Net earnings (loss)	$(11.6)	$92.1	$(27.4)	$(64.7)	$(11.6)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Six Months Ended June 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$638.7	$863.2	$2,762.5	$(965.8)	$3,298.6
Cost of products sold	562.5	667.1	2,468.1	(965.8)	2,731.9

Gross margin	76.2	196.1	294.4	—	566.7

Selling, general and administrative expenses	130.4	123.8	221.8	—	476.0
Adjustment of assets to fair value	3.0	—	1.0	—	4.0
Interest expense (income), net	69.9	—	(7.3)	—	62.6
Chapter 11 and U.K. Administration related reorganization expenses	50.2	—	—	—	50.2
Equity earnings of unconsolidated affiliates	—	(2.9)	(18.4)	—	(21.3)
Restructuring expense, net	1.0	1.7	4.9	—	7.6
Other (income) expense, net	(31.9)	(68.0)	96.2	—	(3.7)

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(146.4)	141.5	(3.8)	—	(8.7)
Income tax expense	0.7	2.3	48.2	—	51.2

Earnings (loss) before equity earnings (loss) of subsidiaries	(147.1)	139.2	(52.0)	—	(59.9)
Equity earnings (loss) of subsidiaries	87.2	49.6	—	(136.8)	—

Net earnings (loss)	$(59.9)	$188.8	$(52.0)	$(136.8)	$(59.9)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Balance Sheet

June 30, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$25.4	$0.4	$378.3	$—	$404.1
Restricted cash	727.8	—	—	—	727.8
Accounts receivable, net	212.9	305.6	616.0	—	1,134.5
Inventories, net	99.6	311.0	496.6	—	907.2
Prepaid expenses	48.0	32.1	138.1		218.2

Total current assets	1,113.7	649.1	1,629.0	—	3,391.8

Property, plant and equipment, net	235.0	499.8	1,295.9	—	2,030.7
Goodwill and indefinite-lived intangible assets	482.3	577.2	143.3	—	1,202.8
Definite-lived intangible assets, net	55.4	75.4	160.8	—	291.6
Investment in subsidiaries	6,498.8	3,048.8	—	(9,547.6)	—
Intercompany accounts, net	(5,088.6)	3,913.1	1,175.5	—	—
Asbestos-related insurance recoverable	—	160.2	649.6	—	809.8
Prepaid pension costs	7.5	—	46.5	—	54.0
Other noncurrent assets	45.6	19.1	200.5	—	265.2

	$3,349.7	$8,942.7	$5,301.1	$(9,547.6)	$8,045.9

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt, including current portion of long-term debt	$537.0	$—	$61.6	$—	$598.6
Accounts payable	99.4	102.5	301.2	—	503.1
Accrued liabilities	109.3	62.7	414.3	—	586.3
Other current liabilities	36.0	11.0	89.4	—	136.4

Total current liabilities	781.7	176.2	866.5	—	1,824.4

Liabilities subject to compromise	4,193.8	353.3	1,460.4	—	6,007.5

Long-term debt	—	—	81.9	—	81.9
Postemployment benefits	719.8	—	1,599.1	—	2,318.9
Long-term portion of deferred income taxes	—	—	71.4	—	71.4
Other accrued liabilities	106.9	0.1	80.9	—	187.9
Minority interest in consolidated subsidiaries	48.0	6.4	—	—	54.4
Shareholders’ equity (deficit)	(2,500.5)	8,406.7	1,140.9	(9,547.6)	(2,500.5)

	$3,349.7	$8,942.7	$5,301.1	$(9,547.6)	$8,045.9

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

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Six Months Ended June 30, 2006

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net Cash Provided From (Used By) Operating Activities	$34.9	$122.9	$(23.1)	$—	$134.7
Expenditures for property, plant and equipment	(6.8)	(15.3)	(58.5)	—	(80.6)
Net proceeds from sale of property, plant and equipment	—	—	2.7	—	2.7
Net proceeds from sale of business	—	—	4.0	—	4.0
Payments to acquire business	(30.5)	—	—	—	(30.5)

Net Cash Used By Investing Activities	(37.3)	(15.3)	(51.8)	—	(104.4)

Proceeds from borrowings on DIP credit facility	164.3	—	—	—	164.3
Principal payments on DIP credit facility	(198.0)	—	—	—	(198.0)
Increase (decrease) in short-term debt	—	—	0.3	—	0.3
Increase (decrease) in long-term debt	—	—	(1.0)	—	(1.0)
Net change in restricted cash	(26.9)	—	—	—	(26.9)
Change in intercompany accounts	36.0	(107.2)	71.2	—	—

Net Cash Provided From (Used By) Financing Activities	(24.6)	(107.2)	70.5	—	(61.3)

Effect of foreign currency exchange rate fluctuations on cash	47.9	—	—	—	47.9

Net increase (decrease) in cash and equivalents	$20.9	$0.4	$(4.4)	$—	$16.9

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Six Months Ended June 30, 2005

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net Cash Provided From (Used By) Operating Activities	$1.6	$110.2	$(33.8)	$—	$78.0
Expenditures for property, plant and equipment	(6.8)	(9.0)	(69.1)	—	(84.9)
Net proceeds from sale of property, plant and equipment	—	—	10.4	—	10.4

Net Cash Used By Investing Activities	(6.8)	(9.0)	(58.7)	—	(74.5)

Proceeds from borrowings on DIP credit facility	130.1	—	—	—	130.1
Principal payments on DIP credit facility	(45.0)	—	—	—	(45.0)
Increase (decrease) in short-term debt	—	—	7.2	—	7.2
Increase (decrease) in long-term debt	—	—	(1.6)	—	(1.6)
Change in intercompany accounts	(45.4)	(101.2)	146.6	—	—

Net Cash Provided From (Used By) Financing Activities	39.7	(101.2)	152.2	—	90.7

Effect of foreign currency exchange rate fluctuations on cash	(38.7)	—	—	—	(38.7)

Net increase (decrease) in cash and equivalents	$(4.2)	$—	$59.7	$—	$55.5

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

Federal-Mogul offers its customers a diverse array of market-leading products for original equipment (“OE”) and parts replacement (“aftermarket”) applications, including engine bearings, pistons, piston pins, rings, cylinder liners, valve train and transmission products, connecting rods, sealing systems, element resistant systems protection sleeving products, electrical connectors and sockets, disc pads and brake shoes, and ignition, lighting, fuel, wiper and chassis products. The Company’s principal customers include many of the world’s original equipment manufacturers (“OEM”) of vehicles and industrial products and aftermarket retailers and wholesalers. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is well positioned to effectively manage the life cycle of a broad range of products to a diverse customer base. The Company’s principal customers include many of the world’s original equipment manufacturers (“OEM”) of vehicles and industrial products and aftermarket retailers and wholesalers.

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

Voluntary reorganization under Chapter 11 and U.K. Administration

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

On February 2, 2005, the Company entered into an employment agreement with José Maria Alapont under which Mr. Alapont became the Company’s chairman, president and chief executive officer. As part of this employment agreement, the Plan Proponents have agreed to amend the Plan to provide Mr. Alapont with non-qualified stock options to purchase common stock of the reorganized Company. Significant terms and conditions of the contemplated stock options are outlined in the employment agreement previously filed with the SEC on Form 8-K dated February 2, 2005.

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

Under the terms of the U.K. Settlement Agreement, certain amounts of cash within the U.K. Debtor entities, including cash contributed related to the transfer of the Loan Notes above, are restricted to settle specifically identified claims and liabilities of the U.K. Debtors. Restricted cash at June 30, 2006 and December 31, 2005 was $728 million and $701 million, respectively. In addition, remaining cash of the U.K. Debtor entities is limited for the general operating use of those entities, amounting to $59 million and $42 million at June 30, 2006 and December 31, 2005, respectively.

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

On April 12, 2006, the High Court provided the Administrators with guidance on the appropriate timeline and mechanics for the solicitation of votes on the CVAs, providing for a 42-day solicitation of votes process. On July 10, 2006, the Administrators commenced the distribution of the CVA documentation to the creditors of those U.K. Debtors, which are proposing CVAs to their creditors, along with an accompanying explanatory statement and notice of the September 7, 2006 creditors meetings to vote on approval of the CVAs.

The Company cannot predict at this time whether the Plan and the CVAs that have been proposed pursuant to the terms of the U.K. Settlement Agreement and the other agreed Plan amendments will be confirmed or approved.

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

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments to amounts and/or changes of ownership, is highly uncertain. While operating as debtors-in-possession (“DIP”) under the protection of Chapter 11 of the Bankruptcy Code and U.K. Administration under the Act, and subject to approval of the Bankruptcy Court, Administrators or the High Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization or company voluntary arrangement could materially change the amounts and classifications in the historical consolidated financial statements.

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

Asbestos Liabilities and Related Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of June 30, 2006, the recorded insurance recoverable was $650 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded $38.9 million asbestos charge during 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval of the settlement was filed on March 1, 2004.

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG (“Munich Re”) and Centre Reinsurance International Co. (“CRIC”), a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the reinsurance agreement. The hearing to review the March 1, 2004 motion has been adjourned without date as the parties attempt to resolve the issues raised by the two reinsurers. However, these efforts have been unsuccessful, prompting the Administrators to file an action in the London High Court seeking a declaration that the settlements with EIR and Sedgwick do not breach provisions of the reinsurance agreement. A hearing was conducted during July 2005 and judgment was handed down on December 21, 2005. The court held that the settlements did not breach the reinsurance agreement. Munich Re and CRIC have not appealed the judgment.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims’ costs applied against this policy is converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater or less than $1.69/£, the Company will effectively have a premium or discount on claims paid. As of June 30, 2006, the $650 million insurance recoverable asset includes an exchange rate premium of approximately $41 million.

Results of Operations

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Consolidated Results

Net sales by reporting segment were:

	Three Months Ended June 30
	2006	2005	Change
	(Millions of Dollars)
Powertrain	$593	$585	$8
Sealing Systems	127	127	—
Vehicle Safety and Performance	197	196	1
Aftermarket Products and Services	715	757	(42)

	$1,632	$1,665	$(33)

The percentage of net sales by group and region are listed below. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance, and Aftermarket Products and Services, respectively.

	Three Months Ended June 30
	Powertrain	SS	VSP	APS	Total
2006
Americas	27%	69%	48%	74%	53%
Europe	68%	30%	51%	24%	44%
Asia	5%	1%	1%	2%	3%
2005
Americas	28%	66%	43%	74%	54%
Europe	70%	33%	55%	24%	44%
Asia	2%	1%	2%	2%	2%

Gross margin by reporting segment was:

	Three Months Ended June 30
	2006	2005	Change
	(Millions of Dollars)
Powertrain	$86	$88	$(2)
Sealing Systems	16	8	8
Vehicle Safety and Performance	49	51	(2)
Aftermarket Products and Services	177	171	6
Corporate	(24)	(26)	2

	$304	$292	$12

Net sales decreased by $33 million, or 2%, to $1,632 million for the second quarter of 2006 from $1,665 million in the same period of 2005. Although roughly half of the Company’s revenue is generated in Europe, the relative strength of the U.S. dollar and the Euro was unchanged compared to the same period in 2005, resulting in minimal impacts from foreign currency. Sales volumes fell by $56 million year over year; new program launches largely offset a decline in OEM production volumes in established markets but there was a reduction in global demand for replacement parts, which was only partially offset by increased pricing in that segment. Price reductions to the OEM’s continued during the quarter.

Gross margin increased by $12 million, or 4%, to $304 million for the second quarter of 2006 from $292 million in the same period of 2005. Reductions in margin due to volume and product mix of $23 million were more than offset by productivity, net of inflation, and customer price increases of $26 million and $6 million, respectively.

Reporting Segment Results – Three Months Ended June 30, 2006 compared to June 30, 2005

The following table provides a reconciliation of changes in sales and gross margin for the three months ended June 30, 2006 compared with the three months ended June 30, 2005 for each of the Company’s reporting segments. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance, and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Sales
Three months ended June 30, 2005	$585	$127	$196	$757	$—	$1,665
Sales volumes	(2)	2	3	(59)	—	(56)
Customer pricing	(4)	(2)	(1)	13	—	6
Acquisition	14	—	—	—	—	14
Foreign currency	—	—	(1)	4	—	3

Three months ended June 30, 2006	$593	$127	$197	$715	$—	$1,632

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Gross Margin
Three months ended June 30, 2005	$88	$8	$51	$171	$(26)	$292
Sales volumes / mix	(6)	1	—	(18)	—	(23)
Customer pricing	(4)	(2)	(1)	13	—	6
Productivity, net of inflation	4	9	—	11	2	26
Acquisition	2	—	—	—	—	2
Foreign currency	2	—	(1)	—	—	1

Three months ended June 30, 2006	$86	$16	$49	$177	$(24)	$304

Powertrain

Sales increased by $8 million to $593 million for the second quarter of 2006 from $585 million in the same period of 2005. Reductions in customer pricing of $4 million were offset by $14 million of additional sales related to the acquisition of a controlling interest in Goetze India Limited (GIL) in May 2006. The additional sales impact on the quarter represents approximately one month of revenue from the acquisition. Overall sales volumes showed a very slight decline with no significant changes by region (with new program launches largely offsetting reductions in market demand in both Europe and North America).

Gross margin decreased by $2 million to $86 million, or 15% of sales, for the second quarter of 2006 compared to $88 million, or 15% of sales for the second quarter of 2005. The principal cause of the margin decline was adverse product mix within Europe where the proportion of diesel to gasoline applications within the light vehicle market fell year over year (reversing the market trend experienced over the last several years).

Sealing Systems

Sales were flat at $127 million for the second quarter of 2006 compared to the same period of 2005. Reduced market demand for existing applications in Europe was offset by new program launches and increased demand in North America.

Gross margin increased by $8 million, to $16 million, or 13% of sales, for the second quarter of 2006 compared to $8 million, or 6% of sales for the second quarter of 2005. This increase was primarily due to improved productivity in the North American manufacturing operations.

Vehicle Safety and Performance

Sales increased by $1 million to $197 million for the second quarter of 2006 from $196 million in the same period of 2005. There were new program launches in both North America and Europe, and the underlying market demand for existing applications in North America showed a slight increase compared to a slight decrease in Europe.

Gross margin was $49 million, or 25% of sales, for the second quarter of 2006 compared to $51 million, or 26% of sales, for the second quarter of 2005 due to reduced customer pricing and foreign exchange.

Aftermarket Products and Services

Sales decreased by $42 million, or 6%, to $715 million for the second quarter of 2006, from $757 million in the same period of 2005. This decrease was driven by reduced global demand for replacement parts partly offset by $13 million in customer price increases, primarily in North America.

Gross margin was $177 million, or 25% of sales, for the second quarter of 2006 compared to $171 million, or 23% of sales, in the same period of 2005. The impact of reduced sales volumes of $18 million was more than offset by $13 million of customer price increases and $11 million of improvements in operating efficiency, including improved distribution and logistics costs and productivity in the dedicated APS manufacturing facilities.

Corporate

Corporate expenses are comprised primarily of certain central headquarters functions as well as employee post-retirement benefits and other general insurance coverages., which fell by $2 million.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $218 million, or 13% of net sales, for the second quarter of 2006 as compared to $226 million, or 14% of net sales, for the same quarter of 2005. Selling, general and administrative expenses decreased primarily due to cost saving measures in selling, marketing, and purchasing activities.

Research and development (“R&D”) costs, including product engineering and validation costs, included in SG&A expenses were $42 million for the quarter ended June 30, 2006 compared with $45 million for the same period in 2005. As a percentage of OE sales research and development was 5% for the quarters ended June 30, 2006 and 2005. The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Federal-Mogul’s research and development activities are conducted at the Company’s major research centers in Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Chapel, U.K.; Plymouth, Michigan; Skokie, Illinois, Ann Arbor, Michigan and Yokohama, Japan.

Adjustment of Assets to Fair Value

During the three month periods ended June 30, 2006, the Company recorded charges of $1.1 million to adjust property, plant and equipment to their estimated fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The fair value of property, plant and equipment is based upon estimated discounted future cash flows and estimates of salvage value. The impairment charge represents the difference between the estimated fair values and the carrying value of the subject assets.

Impairment charges by reporting segment are as follows:

	Three Months Ended June 30
	2006	2005
	(Millions of Dollars)
Powertrain	$4.0	$0.8
Sealing Systems	0.3	—
Vehicle Safety and Performance	—	0.2
Aftermarket Products and Services	—	—
Other	(3.2)	—

	$1.1	$1.0

Interest Expense, Net

Interest expense, net was $44 million in the second quarter of 2006 compared to $34 million for the same quarter of 2005. The increase is due to higher average outstanding borrowings on the DIP credit facility and higher average interest rates.

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

Chapter 11 and U.K. Administration Related Reorganization Expenses

During the three months ended June 30, 2006 and 2005, the Company recorded Chapter 11 and U.K. Administration related reorganization expenses of $20.8 million and $20.2 million, respectively. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings.

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended June 30
	2006	2005
	(Millions of Dollars)
Professional fees directly related to the filing	$15.7	$17.2
Critical employee retention costs	4.6	2.8
Other directly related costs	0.5	0.2

	$20.8	$20.2

Cash payments for Chapter 11 and U.K. Administration related reorganization expenses totaled $20.0 million and $25.1 million for the three months ended June 30, 2006 and 2005, respectively.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the six months ended June 30, 2006. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2005	$10.6	$0.9	$0.9	$13.3	$0.6	$26.3
Provisions	10.9	6.1	0.7	7.6	0.8	26.1
Reversals	(0.3)	—	—	—	—	(0.3)
Payments	(2.1)	(0.4)	(0.5)	(3.9)	(1.0)	(7.9)
Foreign currency	(0.2)	—	—	0.1	(0.1)	(0.2)

Balance of reserves at March 31, 2006	18.9	6.6	1.1	17.1	0.3	44.0
Provisions	10.4	4.5	0.7	0.6	0.9	17.1
Reversals	(0.2)	(0.1)	(0.3)	—	—	(0.6)
Payments	(3.9)	(0.4)	(0.5)	(11.5)	(0.4)	(16.7)
Foreign currency	1.3	0.2	—	0.3	(0.2)	1.6

Balance of reserves at June 30, 2006	$26.5	$10.8	$1.0	$6.5	$0.6	$45.4

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs.

Income Tax Expense

For the three months ended June 30, 2006, the Company recorded income tax expense of $28.6 million on earnings before income taxes of $11.8 million. This compares to income tax expense of $24.6 million on earnings before income taxes of $13.0 million in the same period of 2005. Income tax expense for the three month period ended June 30, 2006 resulted primarily from taxable income generated by certain international subsidiaries, non-recognition of income tax benefits on certain operating losses, primarily in the U.K., and certain non-deductible items in various jurisdictions.

Consolidated Results – Six Months Ended June 30, 2006 compared to June 30, 2005

Net sales by reporting segment were:

	Six Months Ended June 30
	2006	2005	Change
	(Millions of Dollars)
Powertrain	$1,161	$1,167	$(6)
Sealing Systems	251	254	(3)
Vehicle Safety and Performance	389	390	(1)
Aftermarket Products and Services	1,431	1,488	(57)

	$3,232	$3,299	$(67)

The percentage of net sales by group and region are listed below. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance, and Aftermarket Products and Services, respectively.

	Three Months Ended June 30
	Powertrain	SS	VSP	APS	Total
2006
Americas	28%	69%	48%	74%	54%
Europe	69%	30%	51%	24%	44%
Asia	3%	1%	1%	2%	2%
2005
Americas	28%	66%	43%	74%	53%
Europe	70%	33%	55%	24%	45%
Asia	2%	1%	2%	2%	2%

Gross margin by reporting segment was:

	Six Months Ended June 30
	2006	2005	Change
	(Millions of Dollars)
Powertrain	$169	$172	$(3)
Sealing Systems	28	12	16
Vehicle Safety and Performance	97	96	1
Aftermarket Products and Services	340	336	4
Corporate	(45)	(49)	4

	$589	$567	$22

Net sales decreased by $67 million, or 2%, to $3,232 million for the six months ended June 30, 2006 from $3,299 million in the same period of 2005. Roughly half of the Company’s sales revenue is generated in Europe and so the impact of the U.S. dollar strengthening against the Euro reduced reported European revenues by $47 million. Production volumes in established markets and customers served increased over the prior year, and the Company enjoyed a number of new program launches in both North America and Europe. These favorable impacts were more than offset by a reduction in global demand for replacement parts. Increased customer pricing on replacement parts was partially offset by continued price reductions to the OEM’s.

Gross margin increased by $22 million, or 4%, to $589 million for the six months ended June 30, 2006 from $567 million in the same period of 2005. Decreases in sales volume of $33 million and unfavorable foreign currency of $8 million were more than offset by $53 million in productivity improvements and increased customer pricing, net of reductions, of $8 million.

Reporting Segment Results – Six Months Ended June 30, 2006 compared to June 30, 2005

The following table provides a reconciliation of changes in net sales and gross margin for the six months ended June 30, 2006 compared with the six months ended June 30, 2005 for each of the Company’s reporting segments. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance, and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Sales
Six months ended June 30, 2005	$1,167	$254	$390	$1,488	$—	$3,299
Sales volumes	25	1	10	(78)	—	(42)
Customer pricing	(15)	(2)	(1)	26	—	8
Acquisition	14	—	—	—	—	14
Foreign currency	(30)	(2)	(10)	(5)	—	(47)

Six months ended June 30, 2006	$1,161	$251	$389	$1,431	$—	$3,232

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Gross Margin
Six months ended June 30, 2005	$172	$12	$96	$336	$(49)	$567
Sales volumes / mix	(5)	2	5	(35)	—	(33)
Customer pricing	(15)	(2)	(1)	26	—	8
Productivity, net of inflation	20	16	2	13	2	53
Acquisition	2	—	—	—	—	2
Foreign currency	(5)	—	(5)	—	2	(8)

Six months ended June 30, 2006	$169	$28	$97	$340	$(45)	$589

Powertrain

Sales decreased by $6 million to $1,161 million for the six months ended June 30, 2006 from $1,167 million in the same period of 2005. The Powertrain group generates about 70% of its revenue in Europe where the strengthening of the U.S. dollar against the Euro reduced reported sales by $30 million. These foreign currency movements were partially offset by $25 million in additional sales volumes, largely from increased first quarter production by the European OEMs. Reductions in customer pricing of $15 million were partially offset by an increase in sales of $14 million related to the acquisition of a controlling interest in Goetze India Limited (GIL) in May 2006. The additional sales impact on the period represents approximately one month of revenue from the acquisition.

Gross margin decreased by $3 million to $169 million, or 15% of sales, for the six months ended 2006 compared to $172 million, or 15% of sales for the second quarter of 2005. Improvements in year over year manufacturing productivity produced $20 million of additional margin which was more than offset by $15 million of reduced customer pricing, $5 million of unfavorable foreign currency and $5 million unfavorable volume and mix. Adverse changes in product mix more than offset the favorable impact of increased volumes, with the adverse mix being generated primarily within Europe where the proportion of diesel to gasoline applications within the light vehicle market fell year over year.

Sealing Systems

Sales decreased by $3 million to $251 million for the six month ended June 30, 2006 from $254 million in the same period of 2005. Approximately 30% of Sealing System’s revenue is generated in Europe and the resulting unfavorable foreign currency movements of $2 million were the principal cause of the sales reduction.

Gross margin increased by $16 million to $28 million, or 11% of sales, for the six months ended June 30, 2006 compared to $12 million, or 5% of sales for the second quarter of 2005, due to improved efficiency in the manufacturing operations.

Vehicle Safety and Performance

Sales decreased by $1 million to $389 million for the six months ended June 30, 2006 from $390 million in the same period of 2005. Approximately 50% of VSP’s revenue is generated in Europe and the resulting unfavorable foreign currency movements of $10 million were offset by $10 million of additional sales volumes. The additional sales volumes were generated in North America largely through new product launches.

Gross margin increased by $1 million to $97 million, or 25% of sales, for the six months ended June 30, 2006 compared to $96 million, or 25% of sales for the second quarter of 2005. The impact of increased sales volumes of $5 million was offset by unfavorable foreign currency movements of $5 million. Productivity in excess of customer price reductions resulted in a net gross margin increase of $1 million.

Aftermarket Products and Services

Sales decreased by $57 million to $1,431 million for the six months ended June 30, 2006 from $1,488 million in the same period of 2005. Approximately 25% of APS revenue is generated in Europe and the resulting unfavorable foreign currency movements reduced reported sales by $5 million. The decrease in sales volumes of $78 million were partially offset by favorable customer pricing of $26 million, largely in North America.

Gross margin increased by $4 million to $340 million, or 24% of sales, for the six months ended June 30, 2006 compared to $336 million, or 23% of sales for the second quarter of 2005. The impact of the lower sales volumes reduced gross margin by $35 million, which was more than offset by favorable customer pricing of $26 million and operating efficiencies of $13 million. The increased operating efficiency arises from improvements in distribution and logistics costs and productivity in the dedicated APS manufacturing facilities.

Corporate

Corporate expenses are comprised primarily of certain central headquarters functions as well as employee post-retirement benefits and other general insurance coverages.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $446 million, or 14% of net sales, for the six months ended June 30, 2006 as compared to $476 million, or 14% of net sales, for the same period of 2005. Selling, general and administrative expenses decreased primarily due to cost saving measures, in selling, marketing, and purchasing activities, in addition to $8 million from of favorable foreign currency movements.

Research and development (“R&D”) costs, including product engineering and validation costs, included in SG&A expenses were $83 million for the six months ended June 30, 2006 compared with $89 million for the same period in 2005. As a percentage of OE sales research and development was 4% for the six months ended June 30, 2006 and 2005.

Adjustment of Assets to Fair Value

During the six months ended June 30, 2006, the Company recorded charges of $21.2 million to adjust property, plant and equipment to their estimated fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The fair value of property, plant and equipment is based upon estimated discounted future cash flows and estimates of salvage value. The impairment charge represents the difference between the estimated fair values and the carrying value of the subject assets.

Impairment charges by reporting segment are as follows:

	Six Months Ended June 30
	2006	2005
	(Millions of Dollars)
Powertrain	$17.6	$0.8
Sealing Systems	6.8	—
Vehicle Safety and Performance	—	0.2
Aftermarket Products and Services	—	3.0
Other	(3.2)	—

	$21.2	$4.0

Interest Expense, Net

Interest expense, net was $83 million for the six months ended June 30, 2006 compared to $63 million for the same period of 2005. The increase is due to higher average outstanding borrowings on the DIP credit facility and higher average interest rates on all debt.

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

Chapter 11 and U.K. Administration Related Reorganization Expenses

During the six months ended June 30, 2006 and 2005, the Company recorded Chapter 11 and U.K. Administration related reorganization expenses of $41.9 million and $50.2 million, respectively. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings.

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Six Months Ended June 30
	2006	2005
	(Millions of Dollars)
Professional fees directly related to the filing	$33.0	$44.4
Critical employee retention costs	8.4	5.6
Other direct costs	0.5	0.2

	$41.9	$50.2

Cash payments for Chapter 11 and U.K. Administration related reorganization expenses totaled $49.3 million and $59.0 million for the six months ended June 30, 2006 and 2005, respectively.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the six months ended June 30, 2006. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2005	$10.6	$0.9	$0.9	$13.3	$0.6	$26.3
Provisions	10.9	6.1	0.7	7.6	0.8	26.1
Reversals	(0.3)	—	—	—	—	(0.3)
Payments	(2.1)	(0.4)	(0.5)	(3.9)	(1.0)	(7.9)
Foreign currency	(0.2)	—	—	0.1	(0.1)	(0.2)

Balance of reserves at March 31, 2006	18.9	6.6	1.1	17.1	0.3	44.0
Provisions	10.4	4.5	0.7	0.6	0.9	17.1
Reversals	(0.2)	(0.1)	(0.3)	—	—	(0.6)
Payments	(3.9)	(0.4)	(0.5)	(11.5)	(0.4)	(16.7)
Foreign currency	1.3	0.2	—	0.3	(0.2)	1.6

Balance of reserves at June 30, 2006	$26.5	$10.8	$1.0	$6.5	$0.6	$45.4

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs.

Income Tax Expense

For the six months ended June 30, 2006, the Company recorded income tax expense of $58.2 million on a loss before income taxes of $27.0 million. This compares to income tax expense of $51.2 million on a loss before income taxes of $8.7 million in the same period of 2005. Income tax expense for the six month period ended June 30, 2006 resulted primarily from taxable income generated by certain international subsidiaries, non-recognition of income tax benefits on certain operating losses, primarily in the U.K., and certain non-deductible items in various jurisdictions.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 15 of the accompanying financial statements, “Litigation and Environmental Matters.”

Liquidity and Capital Resources

Cash Flow

Unrestricted cash balances totaled $404.1 million at June 30, 2006. During the six months ended June 30, 2006, net cash of $134.7 million was provided by continuing operating activities. During the period, accounts receivable, inventories, and accounts payable increased by $80.7 million, $58.6 million, and $72.3 million, respectively, primarily as a result of higher sales volumes versus the fourth quarter of 2005.

Cash flow used by investing activities was $104.4 million in the first six months of 2006. Investing activities were primarily comprised of capital expenditures of $80.6 million and cash expenditures for the acquisition of GIL of $30.5 million.

Cash flow used by financing activities was $61.3 million for the first six months of 2006 resulting from net repayment of the Company’s debtor-in-possession (“DIP”) credit facility of $33.7 million and a net reduction in restricted cash of $26.9 million.

Chapter 11 Financing

In connection with the Restructuring Proceedings, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. In November 2005, the Company amended and restated its existing DIP Facility, increasing the overall size of the financing facility from $500 million to $775 million and extending the term of the post-petition financing through December 9, 2006 (“Amended DIP Facility”). The Amended DIP Facility consists of a $500 million revolving credit facility (“Revolving Credit Facility”) and a $275 million term loan facility (“New Term Loan Facility”). The proceeds of the New Term Loan Facility were used primarily to supplement the funding necessary for the Company and one of its subsidiaries to purchase the aforementioned Loan Notes pursuant to the U.K. Settlement Agreement and for general corporate purposes.

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

The Amended DIP facility is secured by the Company’s domestic assets and the Amended DIP lenders received permission from the lenders of the Senior Credit Agreements to have a priority over their collateral interest. The New Term Loan Facility has a first priority lien in the domestic fixed assets of the Company and a second priority lien in the Company’s domestic current assets. The Revolving Credit Facility has a first priority lien in the Company’s domestic current assets and a second priority lien in its domestic fixed assets. Availability under the Company’s Revolving Credit Facility is determined by the underlying collateral borrowing base at any point in time, consisting of the Company’s domestic inventories and domestic accounts receivable. The borrowing base available to the Company is calculated weekly based on the value of this underlying collateral. Commitments available under the Amended DIP facility are mandatorily reduced by a portion of proceeds from certain future assets or business divestitures. Amounts available and outstanding on the Amended DIP credit facility are further discussed in Note 10 to the consolidated financial statements, “Debt.”

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

The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, the Bankruptcy Court’s approval of management’s plans and the availability of financing. Management believes that cash on hand, cash flow from operations, and available borrowings under its DIP credit facility will be sufficient to fund capital expenditures and meet its post-petition operating obligations for the next fiscal year. In the longer term, the Company believes that the benefits from its announced restructuring programs and favorable resolution of its asbestos liability through Chapter 11 and U.K. Administration, combined with post-emergence financing to be obtained as part of the Restructuring Proceedings, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard or that the terms available for any future financing, if required, would be available or favorable to the Company. Also, resolutions of certain obligations, particularly asbestos obligations, are impacted by factors outside the Company’s control. Given these uncertainties, the Company’s auditors have raised substantial doubt regarding the Company’s ability to continue as a going concern.

At June 30, 2006, the Company was in compliance with all debt covenants under its DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the December 2006 expiration of the facility. Changes in the business environment, market factors, macroeconomic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

The Company’s DIP Credit Facility expires in December 2006. The Company will renegotiate, extend or replace this facility in the event that the Company has not emerged from Chapter 11 and, therefore, not implemented its exit financing prior to December 2006.

Restricted Cash

Under the terms of the U.K. Settlement Agreement, certain amounts of cash within the U.K. Debtor entities, including cash contributed related to the transfer of the T&N Limited Loan Notes, are restricted to settle specifically identified claims and liabilities of the U.K. Debtors. Restricted cash at June 30, 2006 and December 31, 2005 was $728 million and $701 million, respectively. In addition, remaining cash of the U.K. Debtor entities is limited for the general operating use of those entities, amounting to $59 million and $42 million at June 30, 2006 and December 31, 2005, respectively.

Other Liquidity and Capital Resource Items

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $166 million and $159 million at June 30, 2006 and December 31, 2005, respectively.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts including pistons, pins, piston rings, and cylinder liners to original equipment (“OE”) and Aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the investment partner. The contingent guarantee can be exercised at the discretion of the joint venture partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of June 30, 2006, the total amount of the contingent guarantee, were all triggering events to occur, approximated $53 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. Management also believes that exercise of the put option is not reasonably likely within the foreseeable future. However, if this put option is exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its investment partner.

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

Federal-Mogul subsidiaries in Germany, France, Italy, Brazil and Spain are party to accounts receivable factoring and discounting arrangements. Gross accounts receivable factored or discounted under these facilities was $207 million and $179 million as of June 30, 2006 and December 31, 2005, respectively. Of those gross amount $184 million and $159 million, respectively, was factored without recourse. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of June 30, 2006 and December 31, 2005, the Company has outstanding factored amounts of $16 million and $23 million, respectively, for which cash has not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the statements of operations within “other (income)/expense, net.”

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

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive loss was increased by $36 million and increased by $147 million for the six months ended June 30, 2006 and 2005, respectively, due to cumulative translation adjustments resulting primarily from changes in the U.S. Dollar to the Euro and British Pound.

The Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs. The Company did not have any contracts outstanding at June 30, 2006.

Interest Rate Risk

In connection with the Restructuring Proceedings and in accordance with SOP 90-7, the Company ceased recording interest expense on its outstanding pre-petition Notes, Medium-Term Notes, and Senior Notes effective October 1, 2001.

In connection with the Restructuring Proceedings, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. The Company’s current DIP credit facility expires in December 2006, and the interest rate is either the alternate base rate (“ABR”) plus 1 1/4 percentage points or the London Inter-Bank Offered Rate (“LIBOR”) plus 2 1/4 percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus  1/2 percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures. The amount outstanding from the DIP facility as of June 30, 2006 was approximately $537 million.

Due to the level of outstanding borrowings on the Company’s DIP credit facility management believes that interest rate risk to the Company could be material if there are significant adverse changes in interest rates. However, management cannot predict with any certainty the level of interest rate risk that may exist following the completion of the Restructuring Proceedings.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials used in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts, including exposures related to natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts used to mitigate commodity price risk associated with raw materials, for up to eighteen months in the future, are designated as cash flow hedging instruments. These instruments are intended to offset the effect of changes in raw materials prices on forecasted purchases. The Company had 24 contracts outstanding with a combined notional value of $16.2 million at June 30, 2006, and 27 contracts outstanding with a combined notional value of $21.6 million at December 31, 2005.

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

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006, subject to the limitations previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of June 30, 2006, the Company’s management, with the participation of the principal executive and financial officers, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The acquisition of the controlling interest in Goetze (India) Limited (“GIL”) expands the Company’s internal control over financial reporting. The evaluation for changes in such controls excluded the internal controls over financial reporting at GIL. During the quarter, the Company commenced its migration to a global ERP system at two operating locations. Management expects the implementation of the global ERP system to be completed in 2009.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.

Note 15 to the Consolidated Financial Statements, “Litigation and Environmental Matters”, that is included in Part I of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of our Form 10-K for the year ended December 31, 2005. Our risk factors described in such Form 10-K have been amended by the following:

Our potential inability to integrate acquired operations could have a negative effect on our results of operations and/or cash flows.

In the past, the Company has grown through acquisitions and we may engage in acquisitions in the future as part of the Company’s global growth strategy. The full benefits of these acquisitions, however, require integration of manufacturing, administrative, financial, sales, and marketing approaches and personnel. If we are unable to successfully integrate these acquisitions, we may not realize the benefits of the acquisitions, our financial results may be negatively affected, or additional cash may be required to integrate such operations. A completed acquisition may adversely affect our financial condition and results of operations, including the accounting treatment of these acquisitions. Completed acquisitions may also lead to significant unexpected liabilities after the consummation of these acquisitions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Virtually all of the Company’s pre-petition debt is in default due to the Restructuring Proceedings. See Note 2 “Voluntary Reorganization Under Chapter 11 and U.K. Administration” to the Company’s consolidated financial statements.

The Company-Obligated Mandatorily Redeemable Preferred Securities are in default due to the Restructuring Proceedings. See Note 2 “Voluntary Reorganization Under Chapter 11 and U.K. Administration” to the Company’s consolidated financial statements.

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

FEDERAL-MOGUL CORPORATION

By:	/s/ G. Michael Lynch
G. Michael Lynch
Executive Vice President and Chief Financial Officer,
Principal Financial Officer

By:	/s/ Alan J. Haughie
Alan J. Haughie
Vice President, Controller, and Chief Accounting Officer

Dated:	July 28, 2006