Form 10-Q
period 2006-09-30
FEDERAL MOGUL CORP
filed 2006-10-27
CIK 34879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG ACT OF 1934

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

As of October 25, 2006, there were 89,607,980 outstanding shares of the registrant’s $5.00 stated value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2006

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

Chapter 11 Filing

•	Factors relating to Federal-Mogul’s filing for Chapter 11 in the U.S. and the filing for Administration by certain of Federal-Mogul’s subsidiaries in the U.K. such as: the possible disruption of relationships with creditors, customers, and employees; the Company’s ability to implement its plan of reorganization in the U.S.; the outcome of asbestos litigation proceedings; and the Company’s compliance with its debtor-in-possession credit facility.

Legal and Environmental Proceedings

•	Legal actions and claims of undetermined merit and amount involving, among other things, product liability, warranty, recalls of products manufactured or sold by the Company, and environmental and safety issues involving the Company’s products or facilities.

•	The merit and amount of claims to reinsurance carriers for asbestos related claims, and the financial viability of and resources available to the reinsurance carriers to meet these claims.

Business Environment and Economic Conditions

•	The Company’s ability to generate cost savings or manufacturing efficiencies to offset or exceed contractually or competitively required price reductions or price reductions to obtain new business.

•	Variations in the financial or operational condition of the Company’s significant customers, particularly the world’s original equipment manufacturers of commercial and personal vehicles.

•	Fluctuations in the price and availability of raw materials and other supplies used in the manufacturing and distribution of the Company’s products.

•	Material shortages, transportation system delays, or other difficulties in markets where the Company purchases supplies for the manufacturing of its products.

•	Significant work stoppages, disputes, or any other difficulties in labor markets where the Company obtains materials necessary for the manufacturing of its products or where its products are manufactured, distributed or sold.

•	Increased development of fuel cells, hybrid-electric or other non-combustion engine technologies.

•	The Company’s ability to obtain cash adequate to fund its needs, including the borrowings available under its debtor-in-possession credit facility and the availability of financing for the Company’s subsidiaries not included under the voluntary filing for Chapter 11 in the U.S. or Administration in the U.K.

•	Changes in actuarial assumptions, interest costs and discount rates, and fluctuations in the global securities markets which directly impact the valuation of assets and liabilities associated with the Company’s pension and other postemployment benefit plans.

Other Factors

•	Various worldwide economic, political and social factors, changes in economic conditions, currency fluctuations and devaluations, credit risks in emerging markets, or political instability in foreign countries where the Company has significant manufacturing operations, customers or suppliers.

•	Physical damage to or loss of significant manufacturing or distribution property, plant and equipment due to fire, weather or other factors beyond the Company’s control.

•	New or expanded litigation activity regarding alleged asbestos claims against subsidiaries of the Company not included in either the U.S. Chapter 11 or the U.K. Administration Proceedings.

•	Legislative activities of governments, agencies, and similar organizations, both in the United States and in other countries, that may affect the operations of the Company.

•	Possible terrorist attacks or acts of aggression or war, that could exacerbate other risks such as slowed vehicle production or the availability of supplies for the manufacturing of the Company’s products.

•	The Company is currently transitioning its information system infrastructure and functions to newer generation systems. If the new systems cannot be properly implemented, the Company would expect to incur additional expenses to upgrade and improve our legacy systems.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$1,548.6	$1,500.4	$4,780.5	$4,799.0
Cost of products sold	1,286.2	1,266.0	3,928.9	3,997.9

Gross margin	262.4	234.4	851.6	801.1

Selling, general and administrative expenses	212.7	215.9	658.6	691.9
Adjustment of assets to fair value	—	9.1	21.2	13.1
Interest expense, net	44.9	34.5	128.2	97.1
Chapter 11 and U.K. Administration related reorganization expenses	23.1	28.9	65.0	79.1
Equity earnings of unconsolidated affiliates	(6.6)	(8.9)	(23.7)	(30.2)
Restructuring expense, net	8.8	4.3	51.1	11.8
Other expense (income), net	3.6	(1.8)	2.3	(5.4)

Loss before income tax expense	(24.1)	(47.6)	(51.1)	(56.3)
Income tax (benefit) expense	(26.7)	22.3	31.5	73.5

Net income (loss)	$2.6	$(69.9)	$(82.6)	$(129.8)

Basic and diluted income (loss) per common share:
Net income (loss) per common share	$0.03	$(0.79)	$(0.92)	$(1.46)

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	(Unaudited) September 30 2006	December 31 2005
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$429.0	$387.2
Restricted cash	747.9	700.9
Accounts receivable, net	1,084.2	1,011.1
Inventories, net	913.7	808.1
Prepaid expenses	231.9	220.7

Total current assets	3,406.7	3,128.0

Property, plant and equipment, net	2,027.4	2,003.1
Goodwill and indefinite-lived intangible assets	1,206.5	1,189.5
Definite-lived intangible assets, net	292.0	289.6
Asbestos-related insurance recoverable	835.0	777.4
Prepaid pension costs	43.3	112.2
Other noncurrent assets	277.1	235.3

	$8,088.0	$7,735.1

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$659.9	$606.7
Accounts payable	471.8	405.0
Accrued liabilities	560.7	536.0
Other current liabilities	118.4	116.9

Total current liabilities	1,810.8	1,664.6

Liabilities subject to compromise	6,017.3	5,988.8

Long-term debt	31.9	8.1
Postemployment benefits	2,370.9	2,230.8
Long-term portion of deferred income taxes	72.8	62.4
Other accrued liabilities	185.2	181.4
Minority interest in consolidated subsidiaries	57.9	32.0

Shareholders’ deficit:
Series C ESOP preferred stock	28.0	28.0
Common stock	445.3	445.3
Additional paid-in capital	2,159.3	2,154.6
Accumulated deficit	(3,684.7)	(3,602.1)
Accumulated other comprehensive loss	(1,406.7)	(1,458.8)

Total shareholders’ deficit	(2,458.8)	(2,433.0)

	$8,088.0	$7,735.1

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2006	2005
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net loss	$(82.6)	$(129.8)
Adjustments to reconcile net loss to net cash provided from (used by) operating activities:
Depreciation and amortization	241.3	263.6
Adjustment of assets to fair value	21.2	13.1
Change in postemployment benefits, including pensions	80.0	95.2
Change in deferred taxes	(7.0)	5.0
Changes in operating assets and liabilities:
Increase in accounts receivable	(20.5)	(87.9)
(Increase) decrease in inventories	(58.5)	41.1
Increase (decrease) in accounts payable	36.3	(23.5)
Changes in other assets and liabilities	(24.5)	(18.3)

Net Cash Provided From Operating Activities	185.7	158.5

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(139.1)	(125.7)
Net proceeds from the sale of property, plant and equipment	12.2	14.0
Net proceeds from the sale of business	4.0	—
Payments to acquire business	(30.5)	—

Net Cash Used By Investing Activities	(153.4)	(111.7)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on DIP credit facility	252.5	131.7
Principal payments on DIP credit facility	(268.0)	(81.0)
Decrease in short-term debt	(3.2)	(0.4)
Decrease in other long-term debt	(6.5)	(2.4)
Change in restricted cash	20.6	—

Net Cash (Used By) Provided From Financing Activities	(4.6)	47.9

Effect of foreign currency exchange rate fluctuations on cash	14.1	(49.2)

Increase in cash and equivalents	41.8	45.5

Cash and equivalents at beginning of period	387.2	700.6

Cash and equivalents at end of period	$429.0	$746.1

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

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

Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The appropriateness of using the going concern basis for the Company’s financial statements is dependent upon, among other things: (i) the Company’s ability to comply with the terms of its DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; and (v) the Company’s ability to achieve profitability following such confirmations.

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

Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, and Spain are party to accounts receivable factoring and discounting arrangements. Gross accounts receivable factored or discounted under these facilities was $182 million and $179 million as of September 30, 2006 and December 31, 2005, respectively. Of those gross amounts, $157 million and $159 million, respectively, were factored without recourse and treated as a sale under FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of September 30, 2006 and December 31, 2005, the Company has outstanding factored amounts of $16 million and $23 million, respectively, for which cash has not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the statements of operations within “other (income)/expense, net.”

New Accounting Pronouncements: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adoption of this interpretation.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 during the first quarter of 2008. The Company believes that adoption of this standard will not have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of adoption of this interpretation and expects adjustments to increase liabilities and decrease equity.

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

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. All vendors are being paid for goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court, as applicable. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through plans of reorganization under the Bankruptcy Code and the Company Voluntary Arrangements under the Insolvency Act of 1986 (“CVAs”). The CVAs became effective on October 11, 2006 resolving claims (other than those that are to be dealt with by the plan of reorganization) against the principal U.K. Debtors. The Company anticipates that the Administrator will seek to discharge administration orders for the principal U.K. Debtors on November 17, 2006.

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

Under the terms of the U.K. Settlement Agreement, certain amounts of cash within the U.K. Debtor entities, including cash contributed related to the transfer of the Loan Notes above, are restricted to settle specifically identified claims and liabilities of the U.K. Debtors. Restricted cash at September 30, 2006 and December 31, 2005 was $748 million and $701 million, respectively. In addition, remaining cash of the U.K. Debtor entities is limited for the general operating use of those entities, amounting to $80 million and $42 million at September 30, 2006 and December 31, 2005, respectively.

The U.K. Settlement Agreement sets forth the terms of various amendments to the Plan and the CVAs that will be or have been used to reorganize the U.K. Debtors, including a delineation of distributions to U.S. and U.K. domiciled creditors. A copy of the U.K. Settlement Agreement was filed with the SEC on Form 8-K on September 30, 2005.

Pursuant to directions given by the High Court, the Administrators distributed the CVA documentation to the creditors of those U.K. Debtors in respect of which CVAs were to be proposed including notice of the September 7, 2006 creditors’ meeting. The CVAs became effective on October 11, 2006 resolving claims (other than those that are to be dealt with by the plan of reorganization) against the principal U.K. Debtors. The Company anticipates that the Administrator will seek to discharge administration orders for the principal U.K. Debtors on November 17, 2006.

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

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. The pre-petition creditors of some Debtors may be treated differently than those of other Debtors under the proposed Plan and CVAs. The Company cannot predict at this time whether the Plan amendments will be confirmed or approved.

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

The Bankruptcy Court further ordered additional adequate protection to the noteholders in the form of either cash payment of one-half of one percent (0.5%) of the outstanding notes per year or the granting of an administrative expense claim pursuant to Section 507(b) of the Bankruptcy Code in the amount of one percent (1.0%) of the outstanding notes per year. The Company has elected to grant an administrative expense claim in favor of the noteholders for this additional adequate protection. All adequate protection administrative expense claims inured in favor of the noteholders are provisional in nature and subject to challenge by all parties-in-interest to the Restructuring Proceedings. Thus, the ultimate amount and related payment terms, if any, for these administrative expense claims will be established in connection with the Restructuring Proceedings. Accordingly, such additional administrative expense claims, approximating $103 million as of September 30, 2006, have not been recorded in the accompanying financial statements.

Financial Statement Classification

Virtually all of the Company’s pre-petition debt is in default. At September 30, 2006, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise.” This includes debt outstanding of $1,964.0 million under the pre-petition Senior Credit Agreements and $2,117.4 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $29.1 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

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

Liabilities subject to compromise include the following:

	September 30 2006	December 31 2005
	(Millions of Dollars)
Debt	$4,052.3	$4,049.8
Asbestos liabilities	1,551.1	1,532.4
Accounts payable	205.4	202.6
Company-obligated mandatorily redeemable securities	114.6	114.6
Interest payable	44.0	44.0
Environmental liabilities	27.1	24.7
Other accrued liabilities	22.8	20.7

	6,017.3	5,988.8
Intercompany payables to affiliates	3,277.7	3,169.6

	$9,295.0	$9,158.4

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

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(Millions of Dollars)
Professional fees directly related to the filing	$21.5	$24.0	$54.5	$68.4
Critical employee retention costs	1.6	2.8	10.0	8.4
Other direct costs	—	2.1	0.5	2.3

	$23.1	$28.9	$65.0	$79.1

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

Approximately 10,800 proofs of claim totaling approximately $158.7 billion in claims against various Debtors were filed in connection with the March 3, 2003 bar date as follows:

•	Approximately 2,200 claims, totaling approximately $142.1 billion, which the Company believes should be disallowed by the Bankruptcy Court primarily because these claims appear to be duplicative or unsubstantiated claims.

•	Approximately 400 claims, totaling approximately $8.1 billion, are associated with asbestos-related contribution, indemnity, or reimbursement claims. Based upon its preliminary review, the Company believes that a large number of these claims should be disallowed as contingent contribution or reimbursement claims.

•	Approximately 120 claims, totaling approximately $7.3 billion, represent bank and note-holder debt claims. The Company has previously recorded approximately $4.3 billion for these claims, which is included in the financial statement caption “Liabilities subject to compromise.” The Company believes amounts in excess of its books and records are duplicative and will ultimately be resolved in the consensual plan of reorganization.

•	Approximately 3,800 claims, totaling approximately $0.2 billion, are alleging asbestos-related property damage. Based on its review, the Company believes most of these claims are duplicative or unsubstantiated. The Company has filed objections to many of these claims, resulting in either court orders disallowing the claims, stipulations providing for the withdrawal of the claims, or the voluntary withdrawal of the claims. As a result, the remaining number of asbestos-related property damages claims is approximately 920.

•	Approximately 2,000 claims, totaling approximately $40 million, have been reviewed and are deemed allowed by the Company. The liability for such claims is included within the financial statement caption “Liabilities subject to compromise.”

The Company has not completed its evaluation of the approximate remaining 2,280 claims, totaling approximately $1.0 billion, alleging rights to payment for financing, environmental, trade accounts payable and other matters. The Company continues to investigate these unresolved proofs of claim, and intends to file objections to the claims that are inconsistent with its books and records. As of September 30, 2006, the Debtors have filed objections to more than 5,200 proofs of claim, and have obtained stipulations or orders involving approximately 4,100 claims, which: (i) reduce the filed claims to an amount that is consistent with the Debtors books or records; (ii) completely disallow the claims; (iii) withdraw the claims; or (iv) represent a fair compromise in light of the cost and risk of litigation.

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

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(Millions of Dollars)
Net sales	$866.0	$902.0	$2,738.6	$2,865.1
Cost of products sold	750.9	785.9	2,347.4	2,476.5

Gross margin	115.1	116.1	391.2	388.6

Selling, general and administrative expenses	139.2	138.5	439.8	449.8
Adjustment of assets to fair value	—	9.1	12.4	9.6
Interest expense, net	43.0	33.4	124.7	93.8
Chapter 11 and U.K. Administration related reorganization expenses	23.1	28.9	65.0	79.1
Interest income from non-filers	(76.4)	(81.5)	(226.2)	(240.6)
Restructuring expense, net	8.3	3.8	28.5	6.3
Other expense (income), net	34.6	0.7	20.8	(23.3)

(Loss) earnings before income taxes and equity (loss) earnings of non-Debtor subsidiaries	(56.7)	(16.8)	(73.8)	13.9
Income tax (benefit) expense	(0.8)	6.7	3.6	22.6

Loss before equity loss of Non-Debtor subsidiaries	(55.9)	(23.5)	(77.4)	(8.7)
Equity earning (loss) of non-Debtor subsidiaries	58.5	(46.4)	(5.2)	(121.1)

Net income (loss)	$2.6	$(69.9)	$(82.6)	$(129.8)

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Balance Sheets

	(Unaudited) September 30 2006	December 31 2005
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$89.6	$53.8
Restricted cash	747.9	700.9
Accounts receivable, net	596.7	596.0
Accounts receivable, non-Debtors	468.5	489.9
Inventories, net	449.1	438.5
Prepaid expenses and other current assets	100.4	89.6

Total current assets	2,452.2	2,368.7

Property, plant and equipment, net	830.7	919.0
Goodwill and indefinite-lived intangible assets	1,093.1	1,109.3
Definite-lived intangible assets, net	222.6	244.1
Asbestos-related insurance recoverable	834.9	777.4
Loans receivable from and investments in non-Debtors	4,675.6	4,382.8
Other noncurrent assets	312.7	366.6

	$10,421.8	$10,167.9

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$555.1	$570.7
Accounts payable and accrued compensation	288.9	262.6
Accounts payable, non-Debtors	335.9	334.4
Other accrued liabilities	276.4	270.7

Total current liabilities	1,456.3	1,438.4

Postemployment benefits	2,003.3	1,890.1
Other accrued liabilities	126.0	114.0
Liabilities subject to compromise	9,295.0	9,158.4
Shareholders’ deficit	(2,458.8)	(2,433.0)

	$10,421.8	$10,167.9

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2006	2005
	(Millions of Dollars)
Net Cash Provided From (Used By) Operating Activities	$4.3	$28.3

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(61.0)	(57.0)
Net proceeds from the sale of property, plant and equipment	12.2	—
Net proceeds from the sale of businesses	3.4	—

Net Cash Used By Investing Activities	(45.4)	(57.0)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on DIP credit facility	252.5	131.7
Principal payments on DIP credit facility	(268.0)	(81.0)
Net change in restricted cash	20.6	—

Net Cash Provided From Financing Activities	5.1	50.7

Effect of foreign currency exchange rate fluctuations on cash	71.8	(35.6)

Increase (decrease) in cash and equivalents	35.8	(13.6)

Cash and equivalents at beginning of period	53.8	433.5

Cash and equivalents at end of period	$89.6	$419.9

3. Acquisitions

During May 2006, the Company invested approximately $31 million for the acquisition of a controlling interest in Federal-Mogul Goetze India Limited (“FMGI”), a pistons and rings manufacturer headquartered in Delhi, India. The FMGI business has three main operations in India, located in Patiala, Bangalore, and Bhiwadi, and employs approximately 5,000 personnel. FMGI supplies major Indian OE manufacturers in the automotive, heavy-duty, motorcycle, industrial and agricultural markets, in addition to a variety of aftermarket and export customers.

Prior to this acquisition, the Company owned 25.47% of the outstanding shares of FMGI and had accounted for its investment using the equity method of accounting. As a result of this acquisition, the Company owns 50.11% of the outstanding shares and has effective control of FMGI. Thus, from the date of acquisition the results of FMGI have been consolidated with those of the Company, including total assets and long term debt of approximately $166 million and $25 million, respectively. Net sales were $30 million and $44 million, respectively, for the three and nine months ended September 30, 2006. Gross margin for the three and nine months ended September 30, 2006 was $8 million and $10 million, respectively.

The Company has completed its preliminary purchase price allocation in accordance with SFAS No. 141, Business Combinations. The Company will finalize its purchase price allocation upon completion of fair value determination procedures by a third-party. The Company expects that its initial purchase price allocation may change, primarily impacting the balance sheet allocation and ultimately increasing or decreasing the amount of recorded goodwill, currently estimated at $9 million.

4. Adjustment of Long-Lived Assets to Fair Value

During the nine month periods ended September 30, 2006 and 2005, the Company recorded charges of $21.2 million and $13.1 million, respectively, to adjust property, plant and equipment to their estimated fair values in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The fair value of property, plant and equipment is based upon estimated discounted future cash flows and estimates of salvage value. The impairment charge represents the difference between the estimated fair values and the carrying values of the subject assets.

Impairment charges by reporting segment are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(Millions of Dollars)
Powertrain	$—	$—	$17.6	$0.8
Sealing Systems	—	—	6.8	—
Vehicle Safety and Performance	—	9.1	—	9.3
Aftermarket Products and Services	—	—	—	3.0
Other	—	—	(3.2)	—

	$—	$9.1	$21.2	$13.1

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the nine months ended September 30, 2006. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance, and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2005	$10.6	$0.9	$0.9	$13.3	$0.6	$26.3
Provisions	10.9	6.1	0.7	7.6	0.8	26.1
Reversals	(0.3)	—	—	—	—	(0.3)
Payments	(2.1)	(0.4)	(0.5)	(3.9)	(1.0)	(7.9)
Foreign currency	(0.2)	—	—	0.1	(0.1)	(0.2)

Balance of reserves at March 31, 2006	18.9	6.6	1.1	17.1	0.3	44.0
Provisions	10.4	4.5	0.7	0.6	0.9	17.1
Reversals	(0.2)	(0.1)	(0.3)	—	—	(0.6)
Payments	(3.9)	(0.4)	(0.5)	(11.5)	(0.4)	(16.7)
Foreign currency	1.3	0.2	—	0.3	(0.2)	1.6

Balance of reserves at June 30, 2006	26.5	10.8	1.0	6.5	0.6	45.4
Provisions	5.8	1.6	1.6	1.2	0.3	10.5
Reversals	(1.2)	—	(0.4)	(0.1)	—	(1.7)
Payments	(5.5)	(1.2)	(1.4)	(2.6)	(0.7)	(11.4)
Foreign currency	0.2	0.1	—	0.2	—	0.5

Balance of reserves at September 30, 2006	$25.8	$11.3	$0.8	$5.2	$0.2	$43.3

In addition to previously initiated restructuring activities, in January 2006 the Company announced a global restructuring plan, herein referred to as “Restructuring 2006”, as part of its global profitable growth strategy. This plan will affect approximately 25 facilities and reduce the Company’s workforce by approximately 10% by the end of 2008. The Company continues to evaluate the individual components of this plan, and will announce those components as plans are finalized.

During the quarter ended March 31, 2006, the Company announced the closure of its facilities located in Malden, Missouri, Pontoise, France and Rochdale, United Kingdom. As of March 31, 2006, the Company had recorded cumulative restructuring charges of $42.5 million related to these and other previously announced closures and projects associated with Restructuring 2006.

During the quarter ended June 30, 2006, the Company announced, as part of Restructuring 2006, the closure of its facilities located in Slough, United Kingdom and St. Johns, Michigan. The Company also announced the transfers of certain low volume production with high labor content from its facilities in Nuremberg, Germany and Wiesbaden, Germany to existing facilities in best cost countries. As of June 30, 2006, the Company has recorded cumulative restructuring charges of $58.3 million related to these and other previously announced closures and projects associated with Restructuring 2006.

During the quarter ended September 30, 2006, the Company announced, as part of Restructuring 2006, the closure of its facility located in St. Louis, Missouri and Bretten, Germany. The Company also announced the transfers of certain low volume production with high labor content from its facilities in Orleans, France to existing facilities in best cost countries. As of September 30, 2006, the Company has recorded cumulative restructuring charges of $66.6 million associated with Restructuring 2006, and expects to incur additional restructuring charges of up to $91 million through 2008. The Company expects to achieve annual cost savings of $153 million subsequent to completion of this restructuring program.

Included in the summary table above, the payment activity and remaining reserves associated with activities executed under Restructuring 2006 are as follows:

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2005	$4.5	$—	$0.7	$11.6	$—	$16.8
Provisions	10.4	6.1	—	7.5	—	24.0
Payments	(1.0)	—	(0.4)	(3.6)	—	(5.0)
Foreign currency	(0.3)	—	—	(0.1)	—	(0.4)

Balance of reserves at March 31, 2006	13.6	6.1	0.3	15.4	—	35.4
Provisions	10.3	4.3	0.5	0.7	—	15.8
Payments	(3.3)	(0.3)	—	(11.4)	—	(15.0)
Foreign currency	0.7	0.1	—	0.4	—	1.2

Balance of reserves at June 30, 2006	21.3	10.2	0.8	5.1	—	37.4
Provisions	5.8	1.5	1.5	1.1	0.1	10.0
Reversals	(1.2)	—	(0.4)	(0.1)	—	(1.7)
Payments	(5.3)	(1.0)	(0.9)	(2.6)	(0.1)	(9.9)
Foreign currency	0.2	—	(0.2)	0.1	—	0.1

Balance of reserves at September 30, 2006	$20.8	$10.7	$0.8	$3.6	$—	$35.9

Significant components of charges recorded in 2006 related to Restructuring 2006 are as follows:

	Expected Costs	Previously Incurred	Incurred During the Quarter	Estimated Additional Charges
	(Millions of dollars)
Powertrain	$51.0	$24.9	$4.6	$21.5
Sealing Systems	34.4	10.4	1.5	22.5
Vehicle Safety and Performance	33.4	1.8	1.1	30.5
Aftermarket Products and Services	37.7	21.2	1.0	15.5
Corporate	1.1	—	0.1	1.0

Total as at September 30, 2006	$157.6	$58.3	$8.3	$91.0

6. Other Expense (Income), Net

The specific components of “Other expense (income), net” are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(Millions of Dollars)
Amortization of intangible assets	$4.5	$4.3	$13.1	$13.2
Foreign currency exchange	3.8	(1.1)	(5.5)	7.6
Minority interest in consolidated subsidiaries	0.8	0.8	3.0	2.7
Royalty income	(1.5)	(1.9)	(1.8)	(3.1)
Accounts receivable discount expense	0.8	0.8	2.8	2.6
Gain on sale of assets	(0.5)	(0.4)	(0.6)	(9.7)
Loss (gain) on sale of businesses	—	1.4	(0.3)	2.0
Adjustment of 2004 goodwill impairment charge	—	—	—	(7.7)
Other	(4.3)	(5.7)	(8.4)	(13.0)

	$3.6	$(1.8)	$2.3	$(5.4)

7. Inventories

Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 47% and 50% of inventories at September 30, 2006 and December 31, 2005, respectively. The remaining inventories are recorded using the first-in, first-out (FIFO) method. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories is provided in the table below:

	September 30 2006	December 31 2005
	(Millions of Dollars)
Raw materials	$184.7	$155.6
Work-in-process	158.8	141.7
Finished products	642.2	574.6

	985.7	871.9
Valuation reserves	(72.0)	(63.8)

	$913.7	$808.1

8. Investments in Non-Consolidated Affiliates

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $175 million and $159 million at September 30, 2006 and December 31, 2005, respectively, and is included in the consolidated balance sheets as “other noncurrent assets.” The Company’s equity earnings of such affiliates amounted to approximately $24 million and $30 million for the nine-month periods ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, these entities generated sales of approximately $538 million, net income of approximately $58 million, and had total net assets at September 30, 2006 of approximately $386 million. The Company does not hold a controlling interest in any entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with the Company’s operating strategy and are not special purpose entities.

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts, including pistons, pins, piston rings, and cylinder liners, to original equipment (“OE”) and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of September 30, 2006, the total amount of the contingent guarantee, were all triggering events to occur, approximated $54 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. If this put option were exercised at its estimated current fair value, such exercise could have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its investment partner.

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

9. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30 2006	December 31 2005
	(Millions of Dollars)
Accrued compensation	$233.7	$228.0
Accrued income taxes	83.7	90.1
Accrued rebates	83.4	81.5
Restructuring reserves	43.3	26.3
Accrued Chapter 11 and U.K. Administration expenses	39.8	41.7
Non-income taxes payable	21.8	21.4
Accrued professional services	19.8	16.3
Accrued product returns	19.5	19.3
Accrued warranty	15.7	11.4

	$560.7	$536.0

10. Debt

Long-term debt consisted of the following:

	September 30 2006	December 31 2005
	(Millions of Dollars)
DIP credit facility	$555.2	$570.7
Other	136.6	44.1

	691.8	614.8
Less: current maturities included in short-term debt	(659.9)	(606.7)

	$31.9	$8.1

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

	September 30 2006	December 31 2005
	(Millions of Dollars)
Contractual commitment:
Revolving credit facility	$500.0	$500.0
Term loan facility	275.0	275.0
Mandatory commitment reductions	—	—

Current commitment	$775.0	$775.0

Outstanding:
Revolving credit facility	$280.2	$295.7
Term loan facility	275.0	275.0
Letters of credit	24.3	24.2

Total outstanding	$579.5	$594.9

Borrowing Base on Revolving credit facility
Current borrowings	$280.2	295.7
Letters of credit	24.3	24.2
Available to borrow	195.5	174.2

Total borrowing base	$500.0	$494.1

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

11. Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(Millions of Dollars)
Net income (loss)	$2.6	$(69.9)	$(82.6)	$(129.8)
Foreign currency translation adjustments	37.8	15.3	52.1	(131.7)

	$40.4	$(54.6)	$(30.5)	$(261.5)

12. Income Taxes

For the nine months ended September 30, 2006, the Company recorded income tax expense of $31.5 million on a loss before income taxes of $51.1 million. This compares to income tax expense of $73.5 million on a loss before income taxes of $56.3 million in the same period of 2005. Income tax expense includes an income tax benefit of $32 million for changes to German tax regulations for the nine month period ended September 30, 2006. This change clarifies deductions of interest expenses on certain debt previously considered non-deductible tax items for local income tax purposes. This benefit was offset primarily from taxable income generated by certain international subsidiaries, non-recognition of income tax benefits on certain operating losses, primarily in the U.K., and certain non-deductible items in various jurisdictions.

13. Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(Millions of Dollars, Except Share and Per Share Amounts)
Net income (loss)	$2.6	$(69.9)	$(82.6)	$(129.8)

Weighted average shares outstanding, basic and diluted (in millions)	89.6	89.1	89.3	89.1

Basic and diluted income (loss) per common share	$0.03	$(0.79)	$(0.92)	$(1.46)

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

Components of net periodic benefit cost for the three-month periods ended September 30 are as follows:

	Pension Benefits				Other Benefits
	United States		International
	2006	2005	2006	2005	2006	2005
	(Millions of Dollars)
Service cost	$7.4	$7.7	$2.0	$1.5	$2.8	$0.8
Interest cost	14.4	14.3	39.7	39.9	8.7	7.1
Expected return on plan assets	(15.7)	(14.7)	(31.0)	(29.6)	—	—
Unrecognized transition obligation	—	—	—	—	—	—
Amortization of actuarial loss	6.4	6.6	29.5	25.6	3.2	1.4
Amortization of prior service cost	1.5	1.9	—	—	(1.0)	(1.0)

Net periodic benefit cost	$14.0	$15.8	$40.2	$37.4	$13.7	$8.3

Components of net periodic benefit cost for the nine-month periods ended September 30 are as follows:

	Pension Benefits				Other Benefits
	United States		International
	2006	2005	2006	2005	2006	2005
	(Millions of Dollars)
Service cost	$22.3	$23.1	$5.8	$6.6	$8.3	$3.4
Interest cost	43.4	42.9	115.6	123.5	26.1	24.1
Expected return on plan assets	(46.9)	(44.1)	(90.3)	(91.8)	—	—
Unrecognized transition obligation	—	2.4	—	—	—	—
Amortization of actuarial loss	19.2	19.8	85.8	79.3	9.6	7.4
Amortization of prior service cost	4.7	5.7	—	—	(3.0)	(3.0)

Net periodic benefit cost	$42.7	$49.8	$116.9	$117.6	$41.0	$31.9

On October 11, 2006, the Company Voluntary Arrangements (“CVAs”) for the principal U.K. administrated companies became effective. Subsequently, the Company contributed approximately $380 million of restricted cash to the T&N U.K. pension plan as partial settlement of the U.K. pension plans in accordance with the terms of the CVAs. The Company expects to make additional payments of approximately $130 million from restricted cash to complete the settlement of these plans pursuant to terms of the CVAs. In accordance with FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the settlement of the U.K. pension plans is expected to result in a charge of approximately $500 million during the fourth quarter of 2006.

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

Recorded Liability

In 2000, the Company increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.3 billion as of September 30, 2006) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States and the U.K. is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court or the High Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants. In the U.K. a creditors committee consisting in large part of representatives of asbestos claimants has been appointed. The Company’s obligations with respect to present and future claims could be determined through litigation in the District Court, the High Court, and/or through negotiations with each of the official committees appointed. As set forth above, on July 14, 2005, the District Court overseeing the Chapter 11 Cases estimated the aggregate total liability for pending and future asbestos personal injury claims against the U.K. Debtors for purposes of formulating and confirming the Plan.

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

Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of September 30, 2006, the recorded insurance recoverable was $675 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded a $38.9 million asbestos charge during 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval of the settlement was filed on March 1, 2004.

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG (“Munich Re”) and Centre Reinsurance International Co. (“CRIC”), a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the reinsurance agreement. The parties were unable to resolve the issues raised by the two reinsurers and this prompted the Administrators to file an action in the London High Court seeking a declaration that the settlements with EIR and Sedgwick do not breach provisions of the reinsurance agreement. A hearing was conducted during July 2005 and judgment was handed down on December 21, 2005. The court held that the settlements did not breach the reinsurance agreement. Munich Re and CRIC have not appealed the judgment.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater or less than $1.69/£, the Company will effectively have a premium or discount on claims paid. As of September 30, 2006, the $675 million insurance recoverable asset includes an exchange rate premium of approximately $64 million.

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

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of September 30, 2006) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

In July of 2006, Cooper, Pneumo, the Company, the asbestos claimants committee, the representative for future asbestos claimants, and various other relevant parties, signed a nonbinding term sheet reflecting a global settlement that will provide two alternative means of resolving all of Cooper’s and Pneumo’s claims against the Company arising out of the Abex asbestos litigation and the related alleged indemnity obligations. Either alternative will be accomplished as part of the Plan and its confirmation. Under one alternative, Cooper will contribute $756 million to a trust to be established pursuant to Section 524(g) of the Bankruptcy Code, consisting of $256 million in cash and a $500 million promissory note, in consideration for Cooper and Pneumo being protected from current and future Abex asbestos claims by the Plan’s channeling injunction which will channel all the Abex asbestos claims to the trust. This alternative settlement will be documented as part of the Plan, and affected creditors will be given an opportunity to vote for or against this alternative as part of the solicitation of votes on the Plan.

The other alternative settlement will only be utilized if the first alternative cannot be successfully implemented. Under the second settlement structure, Cooper will receive $138 million and Pneumo will receive $2 million in exchange for completely releasing all their claims against the Company and all its affiliates. The terms of this alternative settlement are set forth in the Plan B Settlement Agreement, executed as of September 18, 2006, by the same parties that signed the term sheet in July of 2006. A hearing to approve this Plan B Settlement Agreement is scheduled for October 30, 2006. Under both of the foregoing alternatives, Cooper has agreed to permit the Company to (i) negotiate certain lump-sum or installment settlements involving the Wagner insurance (described below), and (ii) retain 88% of the proceeds from such insurance settlements in the case of the first alternative settlement structure and 80% of the proceeds in the case of the second alternative.

Neither of the foregoing settlement alternatives will be consummated until the Plan has been confirmed. Accordingly, the Company will not be relieved of material additional liabilities and significant additional litigation relating to Abex and Wagner asbestos matters until the Plan becomes effective. The Company’s results of operations and financial condition could be materially affected in the event that such liabilities cannot be resolved and end up exceeding the amounts recorded by the Company or the remaining insurance coverage.

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $112.6 million as of September 30, 2006.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action against the Debtors and a number of insurance carriers in the Company’s Restructuring Proceedings (the “Adversary Proceeding”). In its complaint, Dresser alleged that it has rights under certain primary and excess general liability insurance policies that may be shared with one of the Debtors, Federal-Mogul Products (“FMP”) as the successor to Wagner Electric Corporation. Dresser seeks, among other things, a declaration of the parties’ respective rights and obligations under the policies and a partition of the competing rights of Dresser and FMP under the policies. FMP answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of FMP’s rights to the policies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $47.6 million as of September 30, 2006. On November 4, 2004, FMP, Dresser and Cooper Industries, Inc. (“Cooper”) and certain of the insurers (“Parties”) entered into a partitioning agreement, by which the Parties agreed as to the manner in which the limits of liability, self-insured retentions, deductibles and any other self-insurance features, and the erosion thereof, are to be partitioned among FMP, Dresser and Cooper. The partitioning agreement effectively disposes of Dresser’s claims in the Adversary Proceeding. However, FMP’s cross claim against the defendant-insurers remains. In a separate agreement, FMP, Cooper, and Pneumo have agreed, among other things, to a method for dividing the FMP-Cooper portion of the partitioned limits among those three entities. The agreement among FMP, Cooper, and Pneumo is subject to bankruptcy court approval.

Because the legal issues raised in the Adversary Proceeding generally involve state rather than federal law, on September 19, 2006, FMP filed a complaint in the Superior Court of New Jersey (the “New Jersey Complaint”) against all of the defendant insurers in the Adversary Proceeding. The New Jersey Complaint generally tracks the cross-claims previously asserted by FMP against the defendant insurers in the Adversary Proceeding, and seeks a declaration as to FMP’s coverage rights under the policies as well as damages for breach of contract and bad faith. Several defendant insurers have stated that they believe that the New York Supreme Court rather than the New Jersey Superior Court is the more appropriate forum for the litigation. Those insurers are seeking bankruptcy court authorization to sue FMP in New York.

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

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability subject to compromise and the insurance recoverable asset as of September 30, 2006 and December 31, 2005:

	T&N Companies	Abex	Wagner	Other	Total
	(Millions of Dollars)
Liability:
Balance at December 31, 2005	$1,316.1	$129.5	$84.1	$2.7	$1,532.4
Foreign exchange	18.7	—	—	—	18.7

Balance at September 30, 2006	$1,334.8	$129.5	$84.1	$2.7	$1,551.1

Asset:
Balance at December 31, 2005	$615.4	$112.6	$49.4	$—	$777.4
Cash receipts	—	—	(1.8)	—	(1.8)
Foreign exchange	59.4	—	—	—	59.4

Balance at September 30, 2006	$674.8	$112.6	$47.6	$—	$835.0

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

Environmental reserves were $58.0 million and $57.3 million at September 30, 2006 and December 31, 2005, respectively, and are included in the consolidated balance sheets as follows:

	September 30 2006	December 31 2005
	(Millions of Dollars)
Other current liabilities	$7.3	$10.7
Other long-term accrued liabilities	23.6	21.9
Liabilities subject to compromise	27.1	24.7

	$58.0	$57.3

Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At September 30, 2006, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $73 million.

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

16. Operations by Reporting Segment

The Company’s integrated operations are organized into five reporting segments generally corresponding to major product groups; Powertrain, Sealing Systems, Vehicle Safety and Performance, Aftermarket Products and Services, and Corporate. Segment information for the three and nine months ended September 30, 2006 and 2005 have been reclassified to reflect organizational changes implemented during the third quarter of 2006.

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

The Company evaluates segment performance principally on an Operational EBITDA basis. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, and gains or losses on the sale of businesses. Operational EBITDA for each segment is shown below, as it is most consistent with the corresponding consolidated financial statements.

Net sales and gross margin information by reporting segment is as follows:

	Net Sales
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(Millions of Dollars)
Powertrain	$551	$499	$1,713	$1,666
Sealing Systems	115	114	365	368
Vehicle Safety and Performance	172	173	547	546
Aftermarket Products and Services	711	714	2,156	2,219

	$1,549	$1,500	$4,781	$4,799

	Gross Margin
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(Millions of Dollars)
Powertrain	$72	$62	$242	$234
Sealing Systems	7	2	35	14
Vehicle Safety and Performance	38	41	131	132
Aftermarket Products and Services	165	152	509	493
Corporate	(20)	(23)	(65)	(72)

	$262	$234	$852	$801

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to income (loss) before income tax (benefit) expense is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(Millions of Dollars)
Powertrain	$80	$76	$271	$274
Sealing Systems	6	1	33	10
Vehicle Safety and Performance	36	38	119	121
Aftermarket Products and Services	118	107	365	334
Corporate	(106)	(107)	(334)	(339)

Total Operational EBITDA	134	115	455	400

Interest expense, net	(45)	(35)	(128)	(97)
Depreciation and amortization	(82)	(85)	(241)	(264)
Restructuring charges, net	(9)	(4)	(51)	(12)
Adjustment of assets to fair value	—	(9)	(21)	(13)
Chapter 11 and U.K. Administration related reorganization expenses	(23)	(29)	(65)	(79)
Finalization of 2004 goodwill impairment charge	—	—	—	8
Other	1	(1)	—	1

Loss before income tax (benefit) expense	$(24)	$(48)	$(51)	$(56)

Total assets by reportable segment are as follows:

	September 30 2006	December 31 2005
	(Millions of Dollars)
Powertrain	$1,879	$1,746
Sealing Systems	757	765
Vehicle Safety and Performance	1,047	1,004
Aftermarket Products and Services	2,924	2,879
Corporate	1,481	1,341

	$8,088	$7,735

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

In accordance with SFAS No. 123(R), Share Based Payments, the Company has determined the amount of compensation expense associated with these stock options upon the fair value of such options as of September 30, 2006. Key assumptions and related option-pricing models used by the Company are summarized in the following table.

	Plain Vanilla Options	Options with Exchange
Valuation model	Black-Scholes	Modified Binomial
Expected volatility	41%	41%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected life of option	4.76 – 5.11%	4.76 – 5.11%
Expected term (in years)	4.13	5.03

Until the date of grant, the Company is required to reassess the value of the Options quarterly and adjust the aggregate compensation expense recognized to reflect any change in the value of the Options. During the nine month periods ended September 30, 2006 and September 30, 2005, the Company recorded compensation expense of $4.7 million and $4.2 million, respectively. As of September 30, 2006, there was approximately $25 million of total unrecognized compensation cost related to non-vested stock-options under the employment agreement, which is expected to be recognized ratably over the remaining term of the employment agreement.

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

As a result of the Restructuring Proceedings (see Note 2 “Voluntary Reorganization Under Chapter 11 and U.K. Administration”) certain of the liabilities at September 30, 2006, as shown below, were liabilities subject to compromise as of the Petition date:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Millions of Dollars)
Debt	$4,052.1	$0.2	$—	$4,052.3
Asbestos liabilities	1.4	236.3	1,313.4	1,551.1
Accounts payable 8	59.0	116.6	29.8	205.4
Company-obligated mandatorily redeemable preferred securities of subsidiary holding solely convertible subordinated debentures of the Company	—	—	114.6	114.6
Interest payable	43.8	0.2	—	44.0
Environmental liabilities	27.1	—	—	27.1
Other accrued liabilities	10.9	0.1	11.8	22.8

	$4,194.3	$353.4	$1,469.6	$6,017.3

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended September 30, 2006

	Unconsolidated			Eliminations	Consolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
	(Millions of Dollars)
Net sales	$284.0	$398.5	$1,289.0	$(422.9)	$1,548.6
Cost of products sold	231.7	312.0	1,165.4	(422.9)	1,286.2

Gross margin	52.3	86.5	123.6	—	262.4

Selling, general and administrative expenses	63.7	52.2	96.8	—	212.7
Adjustment of assets to fair value	—	—	—	—	—
Interest expense (income), net	52.9	—	(8.0)	—	44.9
Chapter 11 and U.K. Administration related reorganization expenses	23.1	—	—	—	23.1
Equity earnings (loss) of unconsolidated affiliates	—	(1.3)	(5.3)	—	(6.6)
Restructuring expense, net	4.5	1.9	2.4	—	8.8
Other expense (income), net	(9.8)	(34.8)	48.2	—	3.6

(Loss) earnings before income taxes and equity earnings (loss) of subsidiaries	(82.1)	68.5	(10.5)	—	(24.1)
Income tax (benefit) expense	1.0	1.1	(28.8)	—	(26.7)

(Loss) earnings (loss) before equity earnings (loss) of subsidiaries	(83.1)	67.4	18.3	—	2.6
Equity earnings (loss) of subsidiaries	85.7	(3.5)	—	(82.2)	—

Net earnings (loss)	$2.6	$63.9	$18.3	$(82.2)	$2.6

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Nine Months Ended September 30, 2006

	Unconsolidated			Eliminations	Consolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
	(Millions of Dollars)
Net sales	$890.6	$1,249.1	$3,956.8	$(1,316.0)	$4,780.5
Cost of products sold	732.5	968.3	3,544.1	(1,316.0)	3,928.9

Gross margin	158.1	280.8	412.7	—	851.6

Selling, general and administrative expenses	208.6	158.9	291.1	—	658.6
Adjustment of assets to fair value	9.2	0.5	11.5	—	21.2
Interest expense (income), net	151.2	—	(23.0)	—	128.2
Chapter 11 and U.K. Administration related reorganization expenses	65.0	—	—	—	65.0
Equity earnings (loss) of unconsolidated affiliates	—	(4.3)	(19.4)	—	(23.7)
Restructuring expense, net	14.2	2.0	34.9	—	51.1
Other expense (income), net	(26.1)	(100.6)	129.0	—	2.3

(Loss) earnings before income taxes and equity earnings (loss) of subsidiaries	(264.0)	224.3	(11.4)	—	(51.1)
Income tax expense	3.0	3.3	25.2	—	31.5

(Loss) earnings before equity earnings (loss) of subsidiaries	(267.0)	221.0	(36.6)	—	(82.6)
Equity earnings (loss) of subsidiaries	184.4	(11.9)	—	(172.5)	—

Net (loss) earnings	$(82.6)	$209.1	$(36.6)	$(172.5)	$(82.6)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended September 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$294.2	$410.2	$1,222.9	$(426.9)	$1,500.4
Cost of products sold	253.7	320.5	1,118.7	(426.9)	1,266.0

Gross margin	40.5	89.7	104.2	—	234.4

Selling, general and administrative expenses	55.3	61.2	99.4	—	215.9
Adjustment of assets to fair value	—	9.2	(0.1)	—	9.1
Interest expense (income), net	38.2	—	(3.7)	—	34.5
Chapter 11 and U.K. Administration related reorganization expenses	28.9	—	—	—	28.9
Equity earnings of unconsolidated affiliates	—	(1.3)	(7.6)	—	(8.9)
Restructuring expense, net	1.7	2.1	0.5	—	4.3
Other (income) expense, net	(10.4)	(29.0)	37.6	—	(1.8)

(Loss) earnings before income taxes and equity earnings (loss) of subsidiaries	(73.2)	47.5	(21.9)	—	(47.6)
Income tax expense	1.2	1.0	20.1	—	22.3

(Loss) earnings before equity earnings (loss) of subsidiaries	(74.4)	46.5	(42.0)	—	(69.9)
Equity earnings (loss) of subsidiaries	4.5	24.8	—	(29.3)	—

Net (loss) earnings	$(69.9)	$71.3	$(42.0)	$(29.3)	$(69.9)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Nine Months Ended September 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$932.9	$1,273.4	$3,985.4	$(1,392.7)	$4,799.0
Cost of products sold	816.2	987.6	3,586.8	(1,392.7)	3,997.9

Gross margin	116.7	285.8	398.6	—	801.1

Selling, general and administrative expenses	185.7	185.0	321.2	—	691.9
Adjustment of assets to fair value	3.0	9.2	0.9	—	13.1
Interest expense (income), net	108.1	—	(11.0)	—	97.1
Chapter 11 and U.K. Administration related reorganization expenses	79.1	—	—	—	79.1
Equity earnings of unconsolidated affiliates	—	(4.2)	(26.0)	—	(30.2)
Restructuring expense, net	2.7	3.8	5.3	—	11.8
Other (income) expense, net	(42.3)	(97.0)	133.9	—	(5.4)

(Loss) earnings before income taxes and equity earnings (loss) of subsidiaries	(219.6)	189.0	(25.7)	—	(56.3)
Income tax expense	1.9	3.3	68.3	—	73.5

(Loss) earnings before equity earnings (loss) of subsidiaries	(221.5)	185.7	(94.0)	—	(129.8)
Equity earnings (loss) of subsidiaries	91.7	74.4	—	(166.1)	—

Net (loss) earnings	$(129.8)	$260.1	$(94.0)	$(166.1)	$(129.8)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Balance Sheet

September 30, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$9.2	$—	$419.8	$—	$429.0
Restricted cash	747.9	—	—	—	747.9
Accounts receivable, net	193.1	315.7	575.4	—	1,084.2
Inventories, net	108.7	302.3	502.7	—	913.7
Prepaid expenses	52.2	32.9	146.8	—	231.9

Total current assets	1,111.1	650.9	1,644.7	—	3,406.7

Property, plant and equipment, net	225.5	489.2	1,312.7	—	2,027.4
Goodwill and indefinite-lived intangible assets	482.3	577.6	146.6	—	1,206.5
Definite-lived intangible assets, net	54.8	74.3	162.9	—	292.0
Investment in subsidiaries	6,505.2	3,042.4	—	(9,547.6)	—
Intercompany accounts, net	(5,063.1)	4,191.3	871.8	—	—
Asbestos-related insurance recoverable	—	160.2	674.8	—	835.0
Prepaid pension costs	29.9	—	13.4	—	43.3
Other noncurrent assets	49.3	18.5	209.3	—	277.1

	$3,395.0	$9,204.4	$5,036.2	$(9,547.6)	$8,088.0

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt, including current portion of long-term debt	$555.2	$—	$104.7	$—	$659.9
Accounts payable	81.2	97.6	293.0	—	471.8
Accrued liabilities	119.3	72.2	369.2	—	560.7
Other current liabilities	30.1	11.4	76.9	—	118.4

Total current liabilities	785.8	181.2	843.8	—	1,810.8

Liabilities subject to compromise	4,194.3	353.4	1,469.6	—	6,017.3

Long-term debt	—	—	31.9	—	31.9
Postemployment benefits	718.7	—	1,652.2	—	2,370.9
Long-term portion of deferred income taxes	—	—	72.8	—	72.8
Other accrued liabilities	103.5	—	81.7	—	185.2
Minority interest in consolidated subsidiaries	51.5	6.4	—	—	57.9
Shareholders’ (deficit) equity	(2,458.8)	8,663.4	884.2	(9,547.6)	(2,458.8)

	$3,395.0	$9,204.4	$5,036.2	$(9,547.6)	$8,088.0

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Consolidating Condensed Balance Sheet

December 31, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
ASSETS
Current Assets:
Cash and equivalents	$4.5	$—	$382.7	$—	$387.2
Restricted cash	700.9	—	—	—	700.9
Accounts receivable, net	203.9	301.9	505.3	—	1,011.1
Inventories, net	94.8	294.3	419.0	—	808.1
Prepaid expenses	47.2	31.0	142.5		220.7

Total Current Assets	1,051.3	627.2	1,449.5	—	3,128.0

Property, plant and equipment, net	253.4	522.3	1,227.4	—	2,003.1
Goodwill and indefinite-lived intangible assets	482.3	577.7	129.5	—	1,189.5
Definite-lived intangible assets, net	56.8	77.8	155.0	—	289.6
Investment in subsidiaries	6,398.6	3,035.1	—	(9,433.7)	—
Intercompany accounts, net	(4,901.7)	3,488.6	1,413.1	—	—
Asbestos-related insurance recoverable	—	162.0	615.4	—	777.4
Prepaid pension costs	2.9	—	109.3	—	112.2
Other noncurrent assets	46.3	19.5	169.5	—	235.3

	$3,389.9	$8,510.2	$5,268.7	$(9,433.7)	$7,735.1

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt, including current portion of long-term debt	$570.7	$—	$36.0	$—	$606.7
Accounts payable	66.0	83.8	255.2	—	405.0
Accrued liabilities	106.9	58.8	370.3	—	536.0
Other current liabilities	39.7	10.6	66.6	—	116.9

Total Current Liabilities	783.3	153.2	728.1	—	1,664.6

Liabilities subject to compromise	4,188.3	353.2	1,447.3	—	5,988.8

Long-term debt	—	—	8.1	—	8.1
Postemployment benefits	725.3	—	1,505.5	—	2,230.8
Long-term portion of deferred income taxes	—	—	62.4	—	62.4
Other accrued liabilities	100.2	0.3	80.9	—	181.4
Minority interest in consolidated subsidiaries	25.8	6.2	—	—	32.0
Shareholders’ (deficit) equity	(2,433.0)	7,997.3	1,436.4	(9,433.7)	(2,433.0)

	$3,389.9	$8,510.2	$5,268.7	$(9,433.7)	$7,735.1

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Nine Months Ended September 30, 2006

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net Cash (Used By) Provided From Operating Activities	$(78.1)	$291.7	$(27.9)	$—	$185.7

Expenditures for property, plant and equipment	(29.7)	(26.2)	(83.2)	—	(139.1)
Net proceeds from sale of property, plant and equipment	12.2	—	—	—	12.2
Net proceeds from sale of business	—	—	4.0	—	4.0
Payments to acquire business	(30.5)	—	—	—	(30.5)

Net Cash Used By Investing Activities	(48.0)	(26.2)	(79.2)	—	(153.4)

Proceeds from borrowings on DIP credit facility	252.5	—	—	—	252.5
Principal payments on DIP credit facility	(268.0)	—	—	—	(268.0)
Decrease in short-term debt	—	—	(3.2)	—	(3.2)
Increase in long-term debt	—	—	(6.5)	—	(6.5)
Net change in restricted cash	20.6	—	—	—	20.6
Change in intercompany accounts	111.6	(265.5)	153.9	—	—

Net Cash Provided From (Used By) Financing Activities	116.7	(265.5)	144.2	—	(4.6)

Effect of foreign currency exchange rate fluctuations on cash	14.1	—	—	—	14.1

Net increase in cash and equivalents	$4.7	$—	$37.1	$—	$41.8

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Nine Months Ended September 30, 2005

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net Cash (Used By) Provided From Operating Activities	$(47.8)	$295.0	$(88.7)	$—	$158.5

Expenditures for property, plant and equipment	(6.8)	(9.0)	(109.9)	—	(125.7)
Net proceeds from sale of property, plant and equipment	—	—	14.0	—	14.0

Net Cash Used By Investing Activities	(6.8)	(9.0)	(95.9)	—	(111.7)

Proceeds from borrowings on DIP credit facility	131.7	—	—	—	131.7
Principal payments on DIP credit facility	(81.0)	—	—	—	(81.0)
Decrease) in short-term debt	—	—	(0.4)	—	(0.4)
Decrease) in long-term debt	—	—	(2.4)	—	(2.4)
Change in intercompany accounts	51.5	(286.0)	234.5	—	—

Net Cash Provided From (Used By) Financing Activities	102.0	(286.0)	231.7	—	47.9

Effect of foreign currency exchange rate fluctuations on cash	(49.2)	—	—	—	(49.2)

Net (decrease) increase in cash and equivalents	$(1.6)	$—	$47.1	$—	$45.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) is a leading global supplier, serving the world’s foremost original equipment manufacturers of automotive, light commercial, heavy duty, agricultural, marine, rail, off-road and industrial vehicles, as well as the worldwide aftermarket. The Company’s leading technology and innovation, lean manufacturing expertise, and advanced marketing and distribution capabilities enable the Company to deliver world-class products, brands and services with quality excellence at a competitive cost. Federal-Mogul has established an expansive global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures, organized into five primary reporting segments; Powertrain, Sealing Systems, Vehicle Safety and Performance, Aftermarket Products and Services and Corporate. The Company has operations in established markets including the United States, Germany, United Kingdom, France, Italy and Canada, and emerging markets including China, Czech Republic, Hungary, India, Korea, Mexico, Poland and Thailand. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. The U.K. Debtors are continuing to manage their operations under the supervision of Administrators approved by the High Court. All vendors are being paid for goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court or the High Court, as applicable. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through plans of reorganization under the Bankruptcy Code and the company voluntary arrangements under the Insolvency Act of 1986 (“CVAs”). The CVAs became effective on October 11, 2006 resolving claims (other than those that are to be dealt with by the plan of reorganization) against the principal U.K. Debtors. The Company anticipates that the Administrator will seek to discharge administration orders for the principal U.K. Debtors on November 17, 2006.

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

Under the terms of the U.K. Settlement Agreement, certain amounts of cash within the U.K. Debtor entities, including cash contributed related to the transfer of the Loan Notes above, are restricted to settle specifically identified claims and liabilities of the U.K. Debtors. Restricted cash at September 30, 2006 and December 31, 2005 was $748 million and $701 million, respectively. In addition, remaining cash of the U.K. Debtor entities is limited for the general operating use of those entities, amounting to $80 million and $42 million at September 30, 2006 and December 31, 2005, respectively.

The U.K. Settlement Agreement sets forth the terms of various amendments to the Plan and the CVAs that will be or have been used to reorganize the U.K. Debtors, including a delineation of distributions to U.K. and U.S. domiciled creditors. A copy of the U.K. Settlement Agreement was filed with the SEC on Form 8-K on September 30, 2005.

Pursuant to directions given by the High Court, the Administrators distributed the CVA documentation to the creditors of those U.K. Debtors in respect of which CVAs were to be proposed including notice of the September 7, 2006 creditors’ meeting. The CVAs became effective on October 11, 2006 resolving claims (other than those that are to be dealt with by the plan of reorganization) against the principal U.K. Debtors. The Company anticipates that the Administrator will seek to discharge administration orders for the principal U.K. Debtors on November 17, 2006.

Also on September 26, 2005, the Plan Proponents and High River Limited Partnership agreed to make certain amendments to the Plan whereby i) the U.S. asbestos trust will make a payment to the reorganized Company (or pay a portion of the stock in reorganized Company to be issued to the asbestos trust in lieu thereof) for the agreed amounts that will be used by the Administrators to provide distributions on account of U.K. asbestos personal injury claims under the terms of the U.K. Settlement Agreement; ii) the U.S. asbestos trust will provide an option to

Mr. Carl Icahn for the purchase of the remaining shares of the reorganized Company held by such trust; and (iii) if Mr. Carl Icahn does not exercise such option, he or one of his entities will provide certain financing to the U.S. asbestos trust. Terms of these Plan amendments were filed with the SEC on Form 8-K on September 30, 2005. Subsequent to the CVA’s becoming effective, the Company contributed approximately $380 million of restricted cash to the T&N U.K. pension plan as partial settlement of the U.K. pension plans in accordance with the terms of the CVAs. The Company expects to make additional payments of approximately $130 million from restricted cash to complete the settlement of these plans pursuant to terms of the CVAs. In accordance with FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the settlement of the U.K. pension plans is expected to result in a charge of approximately $500 million during the fourth quarter of 2006.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. The pre-petition creditors of some Debtors may be treated differently than those of other Debtors under the proposed Plan and CVAs. The Company cannot predict at this time whether the Plan amendments will be confirmed or approved.

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

The appropriateness of using the going concern basis for the Company’s financial statements is dependent upon, among other things: (i) the Company’s ability to comply with the terms of the DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) confirmation of a plan(s) of reorganization under the Bankruptcy Code; and (v) the Company’s ability to achieve profitability following such confirmations.

Asbestos Liabilities and Related Insurance Recoverable

In 1996, T&N Ltd. (formerly T&N, plc) purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. During 2000, the Company concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. As of September 30, 2006, the recorded insurance recoverable was $675 million. In December 2001, one of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. Prior to the conclusion of the trial, the parties were able to reach a settlement. As a result of this settlement, the Company recorded $38.9 million asbestos charge during 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval of the settlement was filed on March 1, 2004.

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG (“Munich Re”) and Centre Reinsurance International Co. (“CRIC”), a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the reinsurance agreement. The parties were unable to resolve the issues raised by the two reinsurers and this prompted the Administrators to file an action in the London High Court seeking a declaration that the settlements with EIR and Sedgwick do not breach provisions of the reinsurance agreement. A hearing was conducted during July 2005 and judgment was handed down on December 21, 2005. The court held that the settlements did not breach the reinsurance agreement. Munich Re and CRIC have not appealed the judgment.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims’ costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater or less than $1.69/£, the Company will effectively have a premium or discount on claims paid. As of September 30, 2006, the $675 million insurance recoverable asset includes an exchange rate premium of approximately $64 million.

Results of Operations

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Consolidated Results

Net sales by reporting segment were:

	Three Months Ended September 30
	2006	2005	Change
	(Millions of Dollars)
Powertrain	$551	$499	$52
Sealing Systems	115	114	1
Vehicle Safety and Performance	172	173	(1)
Aftermarket Products and Services	711	714	(3)

	$1,549	$1,500	$49

The percentage of net sales by group and region are listed below. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance, and Aftermarket Products and Services, respectively.

	Three Months Ended September 30
	Powertrain	SS	VSP	APS	Total
2006
Americas	25%	69%	44%	75%	53%
Europe	67%	30%	54%	23%	43%
Asia	8%	1%	2%	2%	4%

2005
Americas	29%	69%	42%	75%	55%
Europe	69%	31%	55%	23%	43%
Asia	2%	0%	3%	2%	2%

Gross margin by reporting segment was:

	Three Months Ended September 30
	2006	2005	Change
	(Millions of Dollars)
Powertrain	$72	$62	$10
Sealing Systems	7	2	5
Vehicle Safety and Performance	38	41	(3)
Aftermarket Products and Services	165	152	13
Corporate	(20)	(23)	3

	$262	$234	$28

Net sales increased by $49 million, or 3%, to $1,549 million for the third quarter of 2006 from $1,500 million in the same period of 2005. Roughly half of the Company’s revenue is generated internationally and the slight weakening of the U.S. dollar, mainly against the Euro, increased reported sales by $29 over 2005. The acquisition of a controlling interest in Federal-Mogul Goetze India Limited (“FMGI”) in May 2006 increased sales further by $30 million. New program launches with OEM’s offset an underlying decline in OEM production by $6 million. This net increase in sales to OEM’s was more than offset by reduced global demand for replacement parts of $21 million resulting in a net sales volume reduction of $15 million year over year. Price reductions to the OEM’s continued during the quarter but were more than offset by increased pricing on Aftermarket replacement parts.

Gross margin increased by $28 million, or 12%, to $262 million for the third quarter of 2006 from $234 million in the same period of 2005. The acquisition of FMGI increased margins by $8 million, and favorable foreign currency movements increased margin by a further $3 million. Productivity, net of inflation, of $33 million and customer price increases $5 million more than offset reductions in margin due to volume and product mix of $21 million.

Reporting Segment Results – Three Months Ended September 30, 2006 compared to September 30, 2005

The following table provides a reconciliation of changes in sales and gross margin for the three months ended September 30, 2006 compared with the three months ended September 30, 2005 for each of the Company’s reporting segments. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance, and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Sales
Three months ended September 30, 2005	$499	$114	$173	$714	$—	$1,500
Sales volumes	10	1	(5)	(21)	—	(15)
Customer pricing	(3)	(1)	(1)	10	—	5
Acquisition	30	—	—	—	—	30
Foreign currency	15	1	5	8	—	29

Three months ended September 30, 2006	$551	$115	$172	$711	$—	$1,549

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Gross Margin
Three months ended September 30, 2005	$62	$2	$41	$152	$(23)	$234
Sales volumes / mix	(3)	2	(4)	(16)	—	(21)
Customer pricing	(3)	(1)	(1)	10	—	5
Acquisition	8	—	—	—	—	8
Productivity, net of inflation	6	4	1	18	4	33
Foreign currency	2	—	1	1	(1)	3

Three months ended September 30, 2006	$72	$7	$38	$165	$(20)	$262

Powertrain

Sales increased by $52 million to $551 million for the third quarter of 2006 from $499 million in the same period of 2005. The acquisition of a FMGI in May 2006 added $30 million of sales year over year, and with approximately 70% of Powertrain’s sales generated in Europe, the relative weakness of the U.S. dollar against the Euro added further $15 million. Whereas volumes remained flat in North America, there was slight increase in Europe where new program launches more than offset declines in underlying market demand from the OEM’s.

Gross margin increased by $10 million to $72 million, or 13% of sales, for the third quarter of 2006 compared to $62 million, or 12% of sales for the third quarter of 2005. The increase in margin is attributable primarily to the FMGI acquisition and favorable currency movements of $8 million and $2 million, respectively. Operationally, productivity was sufficient to offset the impacts of adverse product mix and price reductions to OEM customers.

Sealing Systems

Sales increased by $1 million to $115 million for the third quarter of 2006 from $114 million compared to the same period of 2005. The net increase was in North America where reduced market demand for existing applications in North America was slightly offset by new programs. In Europe, a slight reduction in market demand was offset by the impact of foreign currency.

Gross margin increased by $5 million to $7 million, or 6% of sales, for the third quarter of 2006 compared to $2 million, or 1% of sales for the third quarter of 2005. This increase was primarily due to improved productivity in the North American manufacturing operations.

Vehicle Safety and Performance

Sales decreased by $1 million to $172 million for the third quarter of 2006 from $173 million in the same period of 2005. New program launches in North America slightly offset reduced underlying market demand from the OEM’s, whereas in Europe the converse was true, resulting in a net sales volume reduction of $5 million globally. Roughly half of VSP’s sales are generated in Europe where the foreign currency impact of $5 million offset the reduction in global sales volumes. Price reductions to OEM customers were $1 million.

Gross margin was $38 million, or 22% of sales, for the third quarter of 2006 compared to $41 million, or 24% of sales, for the third quarter of 2005. The reduction in margin is due primarily to reduced sales volumes and adverse pricing, partially offset by productivity, net of inflation, and favorable currency impacts.

Aftermarket Products and Services

Sales decreased by $3 million, or 1%, to $711 million for the third quarter of 2006, from $714 million in the same period of 2005. This decrease was driven by reduced global demand for replacement parts of $21 million partly offset by $10 million in customer price increases, primarily in North America, and $8 million in foreign currency impacts due to the relative weakness of the U.S. dollar against the Mexican Peso and the Euro.

Gross margin was $165 million, or 23% of sales, for the third quarter of 2006 compared to $152 million, or 21% of sales, in the same period of 2005. The impact of reduced sales volumes of $16 million was more than offset by $10 million of customer price increases and $18 million of improvements in operating efficiency, including improved distribution and logistics costs and productivity in the dedicated APS manufacturing facilities.

Corporate

Corporate expenses fell by $3 million and are comprised primarily of certain central headquarters functions as well as employee post-retirement benefits and other general insurance coverages.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $213 million, or 14% of net sales, for the third quarter of 2006 as compared to $216 million, or 14% of net sales, for the same quarter of 2005. SG&A expenses decreased due to cost saving measures in selling, marketing, and purchasing activities of $16 million. These savings were partially offset by the adverse impact of foreign currency of $3 million, by $4 million of SG&A added due to the acquisition of FMGI, and by $6 million incurred in support of the Company’s implementation of a global SAP solution.

Included in SG&A expenses above, were research and development (“R&D”) costs of $40 million for the quarter ended September 30, 2006 compared with $41 million for the same period in 2005. Also included in R&D expenses are product engineering and validation costs. As a percentage of OE sales research and development was 5% for the quarters ended September 30, 2006 and 2005. The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Federal-Mogul’s research and development activities are conducted at the Company’s major research centers in Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Chapel, U.K.; Plymouth, Michigan; Skokie, Illinois, Ann Arbor, Michigan and Yokohama, Japan.

Interest Expense, Net

Interest expense, net was $44.9 million in the third quarter of 2006 compared to $34.5 million for the same quarter of 2005. The increase is due to higher average outstanding borrowings on the DIP credit facility and higher average interest rates.

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

Chapter 11 and U.K. Administration Related Reorganization Expenses

During the three months ended September 30, 2006 and 2005, the Company recorded Chapter 11 and U.K. Administration related reorganization expenses of $23.1 million and $28.9 million, respectively. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings.

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended September 30
	2006	2005
	(Millions of Dollars)
Professional fees directly related to the filing	$21.5	$24.0
Critical employee retention costs	1.6	2.8
Other direct costs	—	2.1

	$23.1	$28.9

Cash payments for Chapter 11 and U.K. Administration related reorganization expenses totaled $18 million and $27 million for the three months ended September 30, 2006 and 2005, respectively.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the nine months ended September 30, 2006. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2005	$10.6	$0.9	$0.9	$13.3	$0.6	$26.3
Provisions	10.9	6.1	0.7	7.6	0.8	26.1
Reversals	(0.3)	—	—	—	—	(0.3)
Payments	(2.1)	(0.4)	(0.5)	(3.9)	(1.0)	(7.9)
Foreign currency	(0.2)	—	—	0.1	(0.1)	(0.2)

Balance of reserves at March 31, 2006	18.9	6.6	1.1	17.1	0.3	44.0
Provisions	10.4	4.5	0.7	0.6	0.9	17.1
Reversals	(0.2)	(0.1)	(0.3)	—	—	(0.6)
Payments	(3.9)	(0.4)	(0.5)	(11.5)	(0.4)	(16.7)
Foreign currency	1.3	0.2	—	0.3	(0.2)	1.6

Balance of reserves at June 30, 2006	26.5	10.8	1.0	6.5	0.6	45.4
Provisions	5.8	1.6	1.6	1.2	0.3	10.5
Reversals	(1.2)	—	(0.4)	(0.1)	—	(1.7)
Payments	(5.5)	(1.2)	(1.4)	(2.6)	(0.7)	(11.4)
Foreign currency	0.2	0.1	—	0.2	—	0.5

Balance of reserves at September 30, 2006	$25.8	$11.3	$0.8	$5.2	$0.2	$43.3

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs.

Income Tax Expense

For the three months ended September 30, 2006, the Company recorded income tax benefit of $26.7 million on losses before income taxes of $24.1 million. This compares to income tax expense of $22.3 million on losses before income taxes of $47.6 million in the same period of 2005. The income tax benefit includes an adjustment of $32 million for changes to German tax regulations for the three month period ended September 30, 2006. This change clarifies deductions of interest expenses on certain debt previously considered non-deductible tax items for local income tax purposes. This benefit was offset primarily from taxable income generated by certain international subsidiaries, non-recognition of income tax benefits on certain operating losses, primarily in the U.K., and certain non-deductible items in various jurisdictions.

Consolidated Results – Nine Months Ended September 30, 2006 compared to September 30, 2005

Net sales by reporting segment were:

	Nine Months Ended September 30
	2006	2005	Change
	(Millions of Dollars)
Powertrain	$1,713	$1,666	$47
Sealing Systems	365	368	(3)
Vehicle Safety and Performance	547	546	1
Aftermarket Products and Services	2,156	2,219	(63)

	$4,781	$4,799	$(18)

The percentage of net sales by group and region are listed below. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance, and Aftermarket Products and Services, respectively.

	Nine Months Ended September 30
	Powertrain	SS	VSP	APS	Total
2006
Americas	26%	69%	45%	75%	54%
Europe	69%	30%	53%	23%	43%
Asia	5%	1%	2%	2%	3%

2005
Americas	28%	67%	41%	75%	54%
Europe	70%	32%	57%	24%	44%
Asia	2%	1%	2%	1%	2%

Gross margin by reporting segment was:

	Nine Months Ended September 30
	2006	2005	Change
	(Millions of Dollars)
Powertrain	$242	$234	$8
Sealing Systems	35	14	21
Vehicle Safety and Performance	131	132	(1)
Aftermarket Products and Services	509	493	16
Corporate	(65)	(72)	7

	$852	$801	$51

Net sales decreased by $18 million, to $4,781 million for the nine months ended September 30, 2006 from $4,799 million in the same period of 2005. Approximately half of the Company’s sales revenue is generated outside North America and so the impact of the U.S. dollar strengthening, primarily against the Euro, reduced reported revenues by $18 million. The Company enjoyed a number of new program launches with OEM’s in both North America and Europe, sufficient to offset the underlying reduction in market demand by $55 million. However, this favorable impact was more than offset by a reduction in global demand for replacement parts of $103 million. Increased customer pricing on replacement parts of $37 million was partially offset by continued price reductions to the OEM’s of $24 million. The acquisition of FMGI in May 2006 increased sales by $44 million, which was partially offset by the divestiture, in December 2005, of the Kilmarnock, UK friction business which reduced sales by $9 million.

Gross margin increased by $51 million, or 6%, to $852 million for the nine months ended September 30, 2006 from $801 million in the same period of 2005. Decreased sales volumes and adverse product mix reduced margins by $57 million and unfavorable foreign currency impacts reduced margins by $5 million. These impacts were more than offset by $90 million in productivity improvements, net of labor and benefits inflation, increased customer pricing, aftermarket price increases in excess of OEM price reductions of $13 million and the impact of the FMGI acquisition of $10 million.

Reporting Segment Results – Nine Months Ended September 30, 2006 compared to September 30, 2005

The following table provides a reconciliation of changes in net sales and gross margin for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 for each of the Company’s reporting segments. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance, and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Sales
Nine months ended September 30, 2005	$1,666	$368	$546	$2,219	$—	$4,799
Sales volumes	35	3	17	(103)	—	(48)
Customer pricing	(18)	(4)	(2)	37	—	13
Acquisition / divestiture	44	—	(9)	—	—	35
Foreign currency	(14)	(2)	(5)	3	—	(18)

Nine months ended September 30, 2006	$1,713	$365	$547	$2,156	$—	$4,781

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Gross Margin
Nine months ended September 30, 2005	$234	$14	$132	$493	$(72)	$801
Sales volumes / mix	(7)	4	2	(56)	—	(57)
Customer pricing	(18)	(4)	(2)	37	—	13
Productivity, net of inflation	25	21	4	34	6	90
Acquisition / divestiture	10	—	(1)	—	1	10
Foreign currency	(2)	—	(4)	1		(5)

Nine months ended September 30, 2006	$242	$35	$131	$509	$(65)	$852

Powertrain

Sales increased by $47 million to $1,713 million for the nine months ended September 30, 2006 from $1,666 million in the same period of 2005. Sales volumes increased by $35 million largely through new program launches with European OEM’s. Reductions in customer pricing of $18 million and adverse currency impacts of $14 million were more than offset by an increase in sales of $44 million related to the acquisition of a controlling interest FMGI in May 2006.

Gross margin increased by $8 million to $242 million, or 14% of sales, for the nine months ended 2006 compared to $234 million, or 14% of sales for the third quarter of 2005. Improvements in year over year manufacturing productivity produced $25 million of additional margin which was more than offset by $18 million of reduced customer pricing, $2 million of unfavorable foreign currency and $7 million unfavorable volume and mix. Adverse changes in product mix more than offset the favorable impact of increased volumes, with the adverse mix being generated primarily within Europe where the proportion of diesel to gasoline applications within the light vehicle market fell year over year.

Sealing Systems

Sales decreased by $3 million to $365 million for the nine months ended September 30, 2006 from $368 million in the same period of 2005. Approximately 30% of Sealing System’s revenue is generated in Europe and the resulting unfavorable foreign currency movements of $2 million were the principal cause of the sales reduction. New program launches and a slight increase in market demand in North America of $9 million were slightly offset by reduced market demand for existing applications in Europe of $6 million, and global price reductions of $4 million.

Gross margin increased by $21 million to $35 million, or 10% of sales, for the nine months ended September 30, 2006 compared to $14 million, or 4% of sales for the third quarter of 2005 due to improved efficiency in the North American manufacturing operations. Favorable volume and mix impacts of $4 million offset OEM customer price reductions of $4 million.

Vehicle Safety and Performance

Sales increased by $1 million to $547 million for the nine months ended September 30, 2006 from $546 million in the same period of 2005. The divestiture in December 2005 of the Kilmarnock, U.K. business reduced sales by $9 million, and unfavorable OE customer pricing reduced sales by a further $2 million. Approximately 50% of VSP’s revenue is generated in Europe resulting in unfavorable foreign currency movements of $5 million. These adverse impacts of $16 million were offset by $17 million of additional sales volumes. The majority of the increase was in North America through both new program launches and increased market demand for existing programs. Conversely, European volumes fell by $5 million, reduced market demand exceeding new program launches.

Gross margin decreased by $1 million to $131 million, or 24% of sales, for the nine months ended September 30, 2006 compared to $132 million, or 24% of sales for the third quarter of 2005. The impact of increased sales volumes of $2 million was offset by unfavorable foreign currency movements of $4 million. Productivity in excess of customer price reductions resulted in a net gross margin increase of $1 million.

Aftermarket Products and Services

Sales decreased by $63 million to $2,156 million for the nine months ended September 30, 2006 from $2,219 million in the same period of 2005. The decrease in sales volumes of $103 million was partially offset by favorable customer pricing of $37 million, largely in North America, and favorable foreign currency impacts of $3 million. The U.S. dollar strengthened against South American currencies, but weakened against the Euro.

Gross margin increased by $16 million to $509 million, or 24% of sales, for the nine months ended September 30, 2006 compared to $493 million, or 22% of sales for the third quarter of 2005. The impact of the lower sales volumes reduced gross margin by $56 million, which was more than offset by favorable customer pricing of $37 million and operating efficiencies of $34 million. The increased operating efficiency arises from improvements in distribution and logistics costs and productivity in the dedicated APS manufacturing facilities.

Corporate

Corporate expenses are comprised primarily of certain central headquarters functions as well as employee post-retirement benefits and other general insurance coverages.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $659 million, or 14% of net sales, for the nine months ended September 30, 2006 as compared to $691 million, or 14% of net sales, for the same quarter. SG&A expenses decreased due to cost saving measures in selling, marketing, and purchasing activities of $51 million and favorable foreign currency impacts of $4 million. These reductions in SG&A were partially offset by $5 million of SG&A added due to the acquisition of FMGI, and by $18 million incurred in support of the Company’s implementation of a global SAP solution.

Included in SG&A expenses above, were research and development (“R&D”) costs of $124 million for the nine months ended September 30, 2006 compared with $130 million for the same period in 2005. Also included in R&D expenses are product engineering and validation costs. As a percentage of OE sales research and development was 5% for the nine months ended September 30, 2006 and 2005.

Adjustment of Assets to Fair Value

During the nine months ended September 30, 2006, the Company recorded charges of $21.2 million to adjust property, plant and equipment to their estimated fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The fair value of property, plant and equipment is based upon estimated discounted future cash flows and estimates of salvage value. The impairment charge represents the difference between the estimated fair values and the carrying value of the subject assets.

Impairment charges by reporting segment are as follows:

	Nine Months Ended September 30
	2006	2005
	(Millions of Dollars)
Powertrain	$17.6	$0.8
Sealing Systems	6.8	—
Vehicle Safety and Performance	—	9.3
Aftermarket Products and Services	—	3.0
Other	(3.2)	—

	$21.2	$13.1

Interest Expense, Net

Interest expense, net was $128.2 million for the nine months ended September 30, 2006 compared to $97.1 million for the same period of 2005. The increase is due to higher average outstanding borrowings on the DIP credit facility and higher average interest rates on all debt.

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

Chapter 11 and U.K. Administration Related Reorganization Expenses

During the nine months ended September 30, 2006 and 2005, the Company recorded Chapter 11 and U.K. Administration related reorganization expenses of $65.0 million and $79.1 million, respectively. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings.

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Nine Months Ended September 30
	2006	2005
	(Millions of Dollars)
Professional fees directly related to the filing	$54.5	$68.4
Critical employee retention costs	10.0	8.4
Other direct costs	0.5	2.3

	$65.0	$79.1

Cash payments for Chapter 11 and U.K. Administration related reorganization expenses totaled $67 million and $86 million for the nine months ended September 30, 2006 and 2005, respectively.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the nine months ended September 30, 2006. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2005	$10.6	$0.9	$0.9	$13.3	$0.6	$26.3
Provisions	10.9	6.1	0.7	7.6	0.8	26.1
Reversals	(0.3)	—	—	—	—	(0.3)
Payments	(2.1)	(0.4)	(0.5)	(3.9)	(1.0)	(7.9)
Foreign currency	(0.2)	—	—	0.1	(0.1)	(0.2)

Balance of reserves at March 31, 2006	18.9	6.6	1.1	17.1	0.3	44.0
Provisions	10.4	4.5	0.7	0.6	0.9	17.1
Reversals	(0.2)	(0.1)	(0.3)	—	—	(0.6)
Payments	(3.9)	(0.4)	(0.5)	(11.5)	(0.4)	(16.7)
Foreign currency	1.3	0.2	—	0.3	(0.2)	1.6

Balance of reserves at June 30, 2006	26.5	10.8	1.0	6.5	0.6	45.4
Provisions	5.8	1.6	1.6	1.2	0.3	10.5
Reversals	(1.2)	—	(0.4)	(0.1)	—	(1.7)
Payments	(5.5)	(1.2)	(1.4)	(2.6)	(0.7)	(11.4)
Foreign currency	0.2	0.1	—	0.2	—	0.5

Balance of reserves at September 30, 2006	$25.8	$11.3	$0.8	$5.2	$0.2	$43.3

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs.

Income Tax Expense

For the nine months ended September 30, 2006, the Company recorded income tax expense of $31.5 million on a loss before income taxes of $51.1 million. This compares to income tax expense of $73.5 million on a loss before income taxes of $56.3 million in the same period of 2005. Income tax expense includes an income tax benefit of $32 million for certain foreign tax regulations for the nine month period ended September 30, 2006. This benefit clarifies deductions of certain interest expenses previously considered non-deductible tax items for local income tax purposes. This benefit was offset primarily from taxable income generated by certain international subsidiaries, non-recognition of income tax benefits on certain operating losses, primarily in the U.K., and certain non-deductible items in various jurisdictions.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 15 of the accompanying financial statements, “Litigation and Environmental Matters.”

Liquidity and Capital Resources

Cash Flow

Unrestricted cash balances totaled $429 million at September 30, 2006. During the nine months ended September 30, 2006, net cash of $186 million was provided by continuing operating activities. During the period, accounts receivable and accounts payable increased by $21 million and $36 million, respectively, primarily as a result of higher sales volumes versus the fourth quarter 2005. In addition, inventory increases over 2005 used cash of $59 million.

Cash flow used by investing activities was $153 million in the first nine months of 2006. Investing activities were primarily comprised of capital expenditures of $139 million and cash expenditures for the acquisition of FMGI of $31 million.

Cash flow used by financing activities was $5 million for the first nine months of 2006 resulting from net repayment of the Company’s debtor-in-possession (“DIP”) credit facility of $16 million, partially offset by draws on the Company’s U.K. restricted cash of $21 million.

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

At September 30, 2006, the Company was in compliance with all debt covenants under its DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the December 2006 expiration of the facility. Changes in the business environment, market factors, macroeconomic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

The Company’s DIP Credit Facility expires in December 2006. The Company will renegotiate, extend or replace this facility in the event that the Company has not emerged from Chapter 11 and, therefore, not implemented its exit financing prior to December 2006.

Restricted Cash

Under the terms of the U.K. Settlement Agreement, certain amounts of cash within the U.K. Debtor entities, including cash contributed related to the transfer of the T&N Limited Loan Notes, are restricted to settle specifically identified claims and liabilities of the U.K. Debtors. Restricted cash at September 30, 2006 and December 31, 2005 was $748 million and $701 million, respectively. In addition, remaining cash of the U.K. Debtor entities is limited for the general operating use of those entities, amounting to $80 million and $42 million at September 30, 2006 and December 31, 2005, respectively.

Other Liquidity and Capital Resource Items

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $175 million and $159 million at September 30, 2006 and December 31, 2005, respectively.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts including pistons, pins, piston rings, and cylinder liners to original equipment (“OE”) and Aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the investment partner. The contingent guarantee can be exercised at the discretion of the joint venture partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of September 30, 2006, the total amount of the contingent guarantee, were all triggering events to occur, approximated $54 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. If this put option is exercised at its estimated current fair value, such exercise could have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its investment partner.

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

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, and Spain are party to accounts receivable factoring and discounting arrangements. Gross accounts receivable factored or discounted under these facilities was $182 million and $179 million as of September 30, 2006 and December 31, 2005, respectively. Of those gross amounts, $157 million and $159 million, respectively, were factored without recourse. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of September 30, 2006 and December 31, 2005, the Company has outstanding factored amounts of $16 million and $23 million, respectively, for which cash has not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the statements of operations within “other (income)/expense, net.”

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

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive loss was decreased by $52 million and increased by $132 million for the nine months ended September 30, 2006 and 2005, respectively, due to cumulative translation adjustments resulting primarily from changes in the U.S. Dollar to the Euro and British Pound.

The Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs. The Company did not have any contracts outstanding at September 30, 2006.

Interest Rate Risk

In connection with the Restructuring Proceedings and in accordance with SOP 90-7, the Company ceased recording interest expense on its outstanding pre-petition Notes, Medium-Term Notes, and Senior Notes effective October 1, 2001.

In connection with the Restructuring Proceedings, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. The Company’s current DIP credit facility expires in December 2006, and the interest rate is either the alternate base rate (“ABR”) plus 1 1/4 percentage points or the London Inter-Bank Offered Rate (“LIBOR”) plus 2 1/4 percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus  1/2 percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures. The amount outstanding under the DIP facility as of September 30, 2006 was approximately $555.2 million.

Due to the level of outstanding borrowings on the Company’s DIP credit facility management believes that interest rate risk to the Company could be material if there are significant adverse changes in interest rates. However, management cannot predict with any certainty the level of interest rate risk that may exist following the completion of the Restructuring Proceedings.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials used in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts, including exposures related to natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts used to mitigate commodity price risk associated with raw materials, for up to eighteen months in the future, are designated as cash flow hedging instruments. These instruments are intended to offset the effect of changes in raw materials prices on forecasted purchases. The Company had 34 contracts outstanding with a combined notional value of $24.7 million at September 30, 2006.

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

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006, subject to the limitations previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of September 30, 2006, the Company’s management, with the participation of the principal executive and financial officers, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.

Note 15 to the Consolidated Financial Statements, “Litigation and Environmental Matters,” that is included in Part I of this report, is incorporated herein by reference.

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

Dated: October 27, 2006