Form 10-K
period 2006-12-31
FEDERAL MOGUL CORP
filed 2007-02-23
CIK 34879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number: 1-1511

FEDERAL-MOGUL CORPORATION

(Exact name of Registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization) 26555 Northwestern Highway Southfield, Michigan (Address of principal executive offices)	38-0533580 (IRS Employer I.D. No.) 48033 (Zip code)

Registrant's telephone number including area code: (248) 354-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock and Rights to Purchase Preferred Shares	Name of each exchange on which registered Over-the-counter market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $32.3 million as of June 30, 2006 based on the reported last sale price as published for over-the-counter market for such date.

The Registrant had 89,607,980 shares of common stock outstanding as of February 21, 2007.

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated in this Annual Report on Form 10-K which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).

Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. Federal-Mogul Corporation (the “Company”) also, from time to time, may provide oral or written forward-looking statements in other materials released to the public. Such statements are made in good faith by the Company pursuant to the “Safe Harbor” provisions of the Reform Act.

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

Chapter 11 Filing

•

Factors relating to Federal-Mogul’s filing for Chapter 11 in the U.S., such as: the possible disruption of relationships with creditors, customers, and employees; the Company’s ability to implement its plan of reorganization; the outcome of asbestos litigation proceedings; and the Company’s compliance with its debtor-in-possession credit facility.

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

•	Physical damage to or loss of significant manufacturing or distribution property, plant and equipment due to fire, weather or other factors beyond the Company’s control.

•	New or expanded litigation activity regarding alleged asbestos claims against subsidiaries of the Company not included in the U.S. Chapter 11 Proceedings.

•	Legislative activities of governments, agencies, and similar organizations, both in the United States and in other countries, that may affect the operations of the Company.

•

Possible terrorist attacks or acts of aggression or war, that could exacerbate other risks such as slowed vehicle production or the availability of supplies for the manufacturing of the Company’s products.

•

The Company is currently transitioning its information system infrastructure and functions to newer generation systems. If the new systems cannot be properly implemented, the Company would expect to incur additional expenses to upgrade and improve its legacy systems.

PART I

ITEM 1.	BUSINESS

Proceedings under Chapter 11 and Administration of the Bankruptcy Code

Federal-Mogul Corporation, (“Federal-Mogul” or the “Company”) and all of its wholly-owned United States (“U.S.”) subsidiaries filed voluntary petitions, on October 1, 2001 (the “Petition Date”), for reorganization (the “U.S. Restructuring” or the “Restructuring Proceedings”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom (“U.K.”) subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The High Court, in November 2006, approved the discharge of the Administration Proceedings for those U.K. subsidiaries that entered into Company Voluntary Arrangements.

The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring are herein referred to as the “Debtors.” The Chapter 11 Cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(JKF)). Subsidiaries outside of the identified U.S. and U.K. subsidiaries were or are not party to any insolvency proceeding and, therefore, are not currently provided protection from creditors by any insolvency court and are operating in the normal course. The Chapter 11 Cases are discussed in Note 2 to the consolidated financial statements included in Item 8 of this report.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors have been developing and are implementing a plan to address the asbestos-related claims against them.

Business Overview

The Company is a leading global supplier of vehicular parts, components, modules and systems to customers in the automotive, small engine, heavy-duty, marine, railroad, aerospace and industrial markets. Federal-Mogul has established an expansive global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures, organized into five primary reporting segments; Powertrain, Sealing Systems, Vehicle Safety and Performance, Aftermarket Products and Services, and Corporate. Federal-Mogul offers its customers a diverse array of market-leading products for original equipment (“OE”) and parts replacement (“aftermarket”) applications, including engine bearings, pistons, piston pins, piston rings, ignition products, fuel products, cylinder liners, valve seats and guides and transmission products, connecting rods, sealing systems, element resistant systems protection sleeving products, electrical connectors and sockets, disc pads and brake shoes, and lighting, wiper and chassis products. The Company's principal customers include most of the world's original equipment manufacturers (“OEM”) of vehicles and industrial products and aftermarket retailers and wholesalers.

Federal-Mogul has operations in 34 countries and, accordingly, all of the Company’s reporting segments derive sales from both domestic and international markets. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

The following tables set forth the Company's net sales and net property, plant and equipment by geographic region as a percentage of total net sales and total net property, plant and equipment, respectively:

	Net Sales			Net Property, Plant and Equipment
	Year ended December 31			December 31
	2006	2005	2004	2006	2005
United States	44%	46%	47%	34%	39%
Mexico	4%	4%	3%	5%	6%
Canada	2%	2%	2%	1%	1%

Total North America	50%	52%	52%	40%	46%

Germany	18%	17%	16%	24%	23%
France	8%	8%	9%	6%	6%
United Kingdom	6%	7%	8%	6%	7%
Switzerland	4%	4%	4%	—	—
Italy	4%	3%	3%	5%	5%
Other Europe, Middle East and Africa	4%	5%	5%	10%	10%

Total Europe Middle East and Africa	44%	44%	45%	51%	51%

Asia	3%	2%	1%	8%	2%
South America	3%	2%	2%	1%	1%

	100%	100%	100%	100%	100%

The following table sets forth the Company’s net sales by reporting segment as a percentage of total net sales:

	Year Ended December 31
	2006	2005	2004
Net sales by reporting segment:
Powertrain	36%	35%	35%
Sealing Systems	8%	8%	8%
Vehicle Safety and Performance	11%	11%	11%
Aftermarket Products and Services	45%	46%	46%

	100%	100%	100%

The Company maintains a balance of sales derived from the original equipment market and the aftermarket. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise to manage a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base.

Strategy

The Company’s strategy is designed to create global profitable growth by leveraging existing and developing new sustainable competitive advantages. This strategy consists of the following primary elements:

•	Focus on core business segments to provide global market share, earnings and cash flow growth;
•	Provide value-added products through leading innovative technology, modules and systems to customers in all markets served;
•

Extend the Company’s global reach to support its OEM customers, penetrate new markets and acquire new customers. The Company is particularly focused on furthering its relationships with the Asian OEMs while strengthening market share with U.S. and European OEMs;

•	Leverage the strength of the Company’s global aftermarket leading brand positions, product portfolio and range, marketing and selling expertise, and distribution and logistics capabilities;
•	Utilize the Company’s leading technology resources to develop advanced and innovative products, processes and manufacturing capabilities; and
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

Acquisitions and Investments. The Company, in connection with its strategic planning process, assesses opportunities for sales and earnings growth through product line expansion, technological advancements, geographic expansion, penetration of new markets and acquisition of new customers, and other opportunities consistent with the Company’s strategy that will provide a sustainable competitive advantage.

The Company, during May 2006, acquired a controlling interest in Goetze India Limited (“FMG”), a piston and piston ring manufacturer headquartered in Delhi, India. The FMG business has three main operations in India, located in Patiala, Bengaluru, and Bhiwadi, and employs approximately 7,700 personnel. FMG supplies major Indian OE manufacturers in the automotive, heavy-duty, motorcycle, industrial and agricultural markets, in addition to a variety of aftermarket and export customers.

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

The Company sold its operation located in Kilmarnock, Scotland in December 2005. The operation was not material and the result of operations for the years ended December 31, 2005 and 2004 were not reported as discontinued operations. Results from operations for the years ended December 31, 2005 and 2004 include the results of the Kilmarnock facility, including sales of $12 million and $13 million, respectively, gross margin of $1 million and $2 million, respectively, and pre-tax losses of $1 million and $2 million, respectively.

The Company completed the following divestitures of non-core businesses during 2004:

•	The Company completed the divestitures of its large-bearing operations in Pinetown, South Africa and Uslar, Germany in July 2004.
•	The Company divested its transmission operation located in Dayton, Ohio in December 2004.

These divestitures have been presented as discontinued operations for the fiscal year ended December 31, 2004. At December 31, 2006 and December 31, 2005, no businesses were held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Additional financial information related to these divestitures is included in Note 8 to the consolidated financial statements, “Discontinued Operations,” included in Item 8 of this report.

Restructuring Activities. The Company, as part of its global profitable growth initiative, has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve cost reductions. These restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to best cost markets.

The Company defines restructuring expense to include charges incurred as a result of exit or disposal activities accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other postemployment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

In addition to previously initiated restructuring activities, the Company, in January 2006, announced a global restructuring plan (“Restructuring 2006”) as part of its global profitable growth strategy. This plan will affect approximately 25 facilities and reduce the Company's workforce by approximately 10% by the end of 2008. The Company continues to evaluate the individual components of this plan, and will announce those components as plans are finalized. The Company, as part of the Restructuring 2006 program, announced the closures of its facilities located in Alpignano, Italy; Upton, United Kingdom; Malden, Missouri; Pontoise, France; Rochdale, United Kingdom; Slough, United Kingdom; St. Johns, Michigan; St. Louis, Missouri; and Bretten, Germany. The Company also announced the transfers of low volume production with high labor content from its facilities in Nuremberg, Germany, Wiesbaden, Germany, and Orleans, France to existing facilities in best cost countries.

The Company’s restructuring activities are further discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 to the consolidated financial statements, “Restructuring,” included in Item 8 of this report.

Joint Ventures and Other Strategic Alliances. Joint ventures and other strategic alliances represent an important element of the Company’s business strategy. The Company forms joint ventures and strategic alliances to gain entry into new markets, facilitate the exchange of technical information and development of new products, extend current product offerings, provide best cost manufacturing operations, and broaden its customer base. The Company believes that certain of its joint ventures have provided, and will continue to provide, opportunities to expand business relationships with Asian OEMs. The Company is currently involved in 34 joint ventures located in 12 different countries throughout the world, including China, India, Korea and Turkey. Of these joint ventures, the Company maintains a controlling interest in 14 entities and, accordingly, the financial results of these entities are included in the consolidated financial statements of the Company. The Company has a non-controlling interest in 20 of its joint ventures, of which 17 are accounted for under the equity method and 3 are accounted for under the cost method. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

Net sales for consolidated joint ventures were approximately 3% of consolidated net sales for the year ended December 31, 2006. The Company’s investment in unconsolidated joint ventures totaled $187 million as of December 31, 2006, while the Company’s equity earnings of such affiliates amounted to $33 million for the year ended December 31, 2006.

Research and Development. The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Federal-Mogul’s research and development activities are conducted at the Company’s major research centers in Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Chapel, United Kingdom; Plymouth, Michigan; Skokie, Illinois; Ann Arbor, Michigan and Yokohama, Japan.

Each of the Company’s business units is engaged in various engineering, research and development efforts working closely with customers to develop custom solutions unique to their needs. Total expenditures for continuing operations for research and development activities, including product engineering and validation costs, were $162 million, $170 million and $181 million for the years ended December 31, 2006, 2005 and 2004, respectively. As a percentage of OE sales, research and development was 5% for each of the years ended December 31, 2006, 2005 and 2004.

The Company’s Products

The following provides an overview of products manufactured and distributed by the Company’s reporting segments.

Powertrain. Powertrain products are used primarily in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include engine bearings, pistons, piston pins, piston rings, cylinder liners, valve seats and guides and transmission products and connecting rods. These products are offered under the Federal-Mogul, AE, Glyco, Goetze and Nüral brand names. These products are either sold as individual products or, increasingly, offered to automotive manufacturers as assembled products. This strategic product offering adds value to the customer by simplifying the assembly process, lowering costs and reducing vehicle development time. Powertrain operates 45 manufacturing facilities in 15 countries, serving a large number of major automotive, heavy-duty and industrial customers worldwide. Powertrain derived 26% of its 2006 sales in the Americas and 74% in Europe and the rest of world.

In North America, Powertrain products are expected to benefit from increased out-sourcing of piston machining from OEMs. Additionally, the Company is well positioned to benefit from expected growth opportunities in heavy-duty markets. In Europe, Powertrain products will continue to benefit from its existing high market share in diesel engine applications in pistons, piston rings, and engine bearings.

The following provides a description of the various products manufactured by Powertrain:

Product	Description

Pistons	The main task of the piston is to convert combustion energy into mechanical energy. In this process, substantial pressures are exerted on the piston, imposing high demands on it in terms of rigidity and temperature resistance.

Piston rings	The three main tasks of piston rings in internal combustion engines include: (1) sealing the combustion chamber, (2) supporting heat transfer from the piston to the cylinder wall, and (3) regulating oil consumption.

Cylinder Liners	Cylinder liners, or sleeves, work in tandem with the piston and ring, forming the chamber in which the thermal energy of the combustion process is converted into mechanical energy.

Piston Pins	Piston pins attach the piston to the end of the connecting rod, allowing the combustion force to be transferred to the crankshaft.

Connecting Rods	The connecting rod is the link between the piston and the crankshaft, which enables the reciprocating motion of the piston to be converted into the rotary motion of the crankshaft.

Engine Bearings	Engine bearings ensure low friction rotation and guidance between the connecting rod and the crankshaft to facilitate the transmission of full combustion power from the piston.

Valve Seats and Guides	Federal-Mogul designs and manufactures a wide variety of powdered metal products for engines, transmissions, general industrial applications and special materials to meet particular customer requirements.

Sealing Systems. Federal-Mogul is one of the world’s leading sealing solutions providers. Design capability and product portfolio enable effective delivery of complete sealing packages for engine, transmission and driveline systems to a broad array of customers. Federal-Mogul offers a portfolio of world-class brand names, including National, Payen, Fel-Pro and FP Diesel. The group serves a number of different industries including automotive, truck, commercial equipment (construction, agricultural, power generation, marine and rail), industrial, recreation and consumer power equipment. Product offering includes dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, and heat shields. Sealing Systems operates 16 manufacturing facilities in 9 countries across 4 continents. Sealing Systems derived 69% of its 2006 sales in the Americas and 31% in Europe and the rest of world.

The following provides a description of the various products manufactured by Sealing Systems:

Product	Description

Dynamic Seals	Dynamic seals are used on rotating or moving shafts to contain lubricants, fluids and pressure while keeping out dust and other contaminates. There are wide areas of application including engine crankshaft, transmission, pinion and axle, and wheel seals.

Bonded Piston Seals	Bonded piston seals use hydraulic pressure in transmissions to facilitate gearshift. These products are primarily used in automatic, automated manual and continuously variable transmissions.

Combustion and Exhaust Gaskets	Combustion and exhaust gaskets are used between two surfaces to contain gas and pressure produced from combustion. These gaskets are primarily used on internal combustion engine applications including head, exhaust manifold, exhaust takedown, EGR and turbo gaskets.

Static Gaskets and Seals	Static gaskets and seals create a barrier between two surfaces to contain fluids, pressure and gases while keeping out dust and other contaminants. There are wide areas of application including engine covers, oil pans, intake manifolds, transmission covers and differential covers.

Heat Shields	Formed shields are designed to provide heat and sound barrier to emitting components. These products cover a full range of application on a vehicle from engine to tailpipe.

Vehicle Safety and Performance. Federal-Mogul supplies systems protection products and is one of the world’s largest independent suppliers of friction materials, both for use in the automotive, heavy-duty, aerospace and railway markets. The primary products of this segment include brake disc pads, brake shoes, brake linings and blocks and element resistant systems protection sleeving products. Federal-Mogul offers a portfolio of world-class brand names, including Abex, Beral, Wagner and Ferodo. Federal-Mogul supplies friction products to all major customers in the light vehicle, commercial vehicle, aerospace and railway sectors and is also very active in the aftermarket. Vehicle Safety and Performance operates 21 manufacturing facilities in 12 countries, serving many major automotive, railroad and industrial customers worldwide. Vehicle Safety and Performance derived 44% of its 2006 sales in the Americas and 56% in Europe and the rest of world.

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

•  Backplate, to support and locate the friction material in the caliper

•  Shim, which is a rubber/metal laminate developed to suppress noise

Commercial Vehicle Disc Pads	Commercial vehicle disc brake pads are a growing segment of the friction market, superseding drum brakes on trucks, busses, tractor units and trailers. The basic construction of a commercial vehicle disc pad is the same as a light vehicle disc pad.

Light Vehicle Drum Brake Linings	Drum brake linings are friction material affixed to a brake shoe and fitted on rear service brake, rear parking brake and/or transmission brake application.

Commercial Vehicle Full Length Linings	Full length linings are the commercial vehicle equivalent of light vehicle drum brake linings.

Commercial Vehicle Half Blocks	Half blocks are segments of friction material made to be riveted onto drum brake shoes. They are used on heavier vehicle applications where discs are not used (e.g. due to the age of the vehicle).

Railway Brake Blocks	Railway brake blocks work by acting on the circumference of the wheel. They are lighter and quieter in operation than cast iron blocks. However, friction performance is designed to replicate that of cast iron blocks.

Railway Disc Pads	Railway disc pads are produced in single pad or paired pad format. Federal-Mogul produces sintered metal pads for high duty applications.

Heat Shields	Metallic heat shields are designed to provide thermal and/or acoustic optimization. These products encompass full vehicle capability, from manifold to tail pipe and include a mixture of offerings, such as plain/embossed aluminum, and proprietary specialist products.

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

•  Abrasion protection and wire management of cable assemblies

•  Dielectric protection of electrical leads

•  Thermal and mechanical protection of hose assemblies

•  Acoustic insulating and sound-dampening materials

Aftermarket Products and Services. Aftermarket Products and Services distributes products manufactured within the above segments, or purchased, to the independent automotive, heavy-duty and industrial aftermarkets. The segment also includes manufacturing operations for brake, chassis, ignition, lighting, fuel and wiper products. Federal-Mogul is a leader in several key aftermarket product lines. These products are marketed under various leading brand names, including Champion, Fel-Pro, National, Carter, ANCO, Moog, Wagner, Ferodo, Payen, Goetze, Glyco, AE and Sealed Power. Aftermarket Products and Services operates 27 manufacturing facilities, 21 distribution centers, and 7 warehouse facilities in 16 countries, serving a diverse base of distributors and retail customers around the world. Aftermarket Products and Services derived 74% of its 2006 sales in the Americas and 26% in Europe and the rest of world.

The following provides a description of the various products manufactured and/or distributed by Aftermarket Products and Services:

Product	Description

Engine

Sealed Power is Federal-Mogul’s premier North American brand of internal engine products, for use in automotive, light truck or heavy-duty engines. The Sealed Power product line includes pistons, piston rings, engine bearings, camshafts, oil pumps, timing components and valvetrain products. Similar products are offered to the heavy-duty market, including construction, marine, agricultural, mining, gas compression, trucking and industrial customers under the Company’s FP Diesel brand.

The Glyco brand offers a wide range of engine bearings and materials. Nüral products include pistons and cylinder liners and are fitted with Goetze piston rings. The Goetze and AE brands are among the market leaders in the global automotive, agricultural, marine, aerospace and industrial markets providing customers with products including pistons, piston rings, cylinder liners, oil seals, gaskets, valve stem seals and head bolts.

Gaskets

The Company’s Fel-Pro brand is among the most recognized brands in the North American aftermarket. Fel-Pro gaskets are engineered to deliver a perfect seal on every engine. Many NASCAR and NHRA racing teams, as well as a vast majority of professional engine rebuilders and vehicle service technicians, choose Fel-Pro over other gasket brands.

Federal-Mogul's Payen and Goetze brands are recognized globally among the industry's leaders. These products include cylinder head gaskets, head sets, full sets, conversion sets, head bolt sets, liner sealing ring kits, manifold joints and sets, exhaust pipe joints, valve cover joints, sump joints and sets, valve stem seals, carburetor joints, timing case joints and sets, water pump joints, thermostat joints, and oil seals.

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

Federal-Mogul offers seals in global markets under the Payen and Goetze brands.

Brake

Wagner brake products include friction products (disc brake pads and linings), rotors and drums, hardware and hydraulic products, each engineered to deliver performance and reliability. Abex, among North America’s leading heavy-duty friction brands for more than 70 years, has brought exceptional braking power and durability to commercial fleets and OE customers. Abex brake blocks are used for commercial applications, from straight trucks and school and transit buses to van trailers and tankers.

Beral is a traditional German producer of brand name brake linings used by manufacturers of commercial vehicles, axles and brakes. Beral products include disc brake pads and drum brake pads for commercial vehicles and industrial linings. The Ferodo brand of friction products includes light vehicle and commercial vehicle disc pads, linings and related accessories.

Chassis

Moog chassis parts is among the automotive industry’s premier brands of replacement steering and suspension products. Moog products are engineered to improve on original equipment technologies, solve real OE problems and make installation easy. Precision u-joints combine advanced engineering, superior materials and manufacturing quality for performance and durability. Precision u-joints are available for automotive, light truck and a full range of heavy-duty vehicles.

The Moog product offering includes ball joints and ball joint housings, tie rods, center and drag links, forgings, idler and pitman arms, coil springs and sway bar link kits.

Wipers

For more than 80 years, ANCO has been among the North American leaders in replacement wiper blades, refills, washer pumps and wiper arms. From passenger cars and light trucks to heavy-duty fleets, ANCO has comprehensive coverage to supply all types of drivers with necessary visibility.

Federal-Mogul offers wipers and related products globally under the Champion brand name. Champion wiper products are used by both original equipment manufacturers and aftermarket customers in passenger cars, light trucks and heavy-duty fleets.

Fuel Pumps	Carter mechanical fuel pumps, electric pump sets and modular design applications deliver original equipment appearance, fit and performance in a full range of domestic and import passenger and light truck applications, recreational vehicles, commercial and agricultural vehicles and marine engines.

Ignition	Champion spark plugs are used by both original equipment manufacturers and aftermarket customers, including a full line of standard and premium plugs used in the automotive, marine and small-engine aftermarkets. PowerPath wire sets, battery cables and accessories provide electrical connections in a full range of automotive, farm, fleet and marine vehicles.

Lighting	Aftermarket Products and Services lighting solutions for passenger and commercial vehicles are marketed to original equipment manufacturers and aftermarket customers under the Wagner brand name.

Reporting Segment Financial Information. Approximately 55% of the Company’s net sales are to the OE market and approximately 45% are to the aftermarket. The following tables summarize net sales, gross margin and total assets for each reporting segment. Segment information, as of and for the years ended December 31, 2005 and 2004 has been reclassified to reflect organizational changes implemented during the third quarter of 2006. For additional information related to the Company’s reporting segments, refer to Note 22 to the consolidated financial statements included in Item 8 of this report.

Net sales by reporting segment were:

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Powertrain	$2,285	$2,172	$2,146
Sealing Systems	476	476	503
Vehicle Safety and Performance	724	718	673
Aftermarket Products and Services	2,841	2,920	2,852

	$6,326	$6,286	$6,174

Gross margin by reporting segment was:

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Powertrain	$309	$298	$316
Sealing Systems	37	18	45
Vehicle Safety and Performance	170	172	170
Aftermarket Products and Services	661	646	673
Corporate	(72)	(93)	(27)

	$1,105	$1,041	$1,177

Total assets by reporting segment were:

	December 31
	2006	2005
	(Millions of Dollars)
Powertrain	$1,906	$1,746
Sealing Systems	760	765
Vehicle Safety and Performance	994	1,005
Aftermarket Products and Services	2,836	2,878
Corporate	683	1,341

	$7,179	$7,735

The Company’s Industry

The automotive supply industry is comprised of two primary markets; the OE market in which the Company’s products are used in the manufacture of new vehicles, and the aftermarket in which the Company’s products are used as replacement parts for current production and older vehicles.

The OE Market. The OE market is characterized by short-term volatility, with overall expected long-term growth of vehicle sales and production. Demand for automotive parts in the OE market is generally a function of the number of new vehicles produced, which is primarily driven by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment and other trends. In 2006, the number of light vehicles produced, which is a substantial portion of the OE market, was 18.3 million in the Americas, 22.2 million in Europe, Middle East and Africa (“EMEA”), and 25.5 million in Asia. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by further penetrating business with existing customers, and by gaining new customers and markets. Companies with a global presence and advanced technology, engineering, manufacturing and customer support capabilities are best positioned to take advantage of these opportunities.

There are currently several significant existing and emerging trends that are impacting the OE market, including the following:

•

Globalization of Automotive Industry – OEMs are increasingly designing global platforms where the basic design of the vehicle is performed in one location but is produced and sold in numerous geographic markets to realize significant economies of scale by limiting variations across products. While developed markets in North America and Europe continue to remain important to OEMs, increased focus is being placed upon expanded design, development and production within emerging markets for growth opportunities, including China, India and Russia. As a result, suppliers must be prepared to provide product and technical resources in support of their customers within these emerging markets. Furthermore, OEMs are moving their operations to best cost geographies relative to the U.S. and European markets and, accordingly, OEMs are increasingly requiring suppliers to provide parts on a global basis. Finally, the Asian OEMs continue to expand their reach and market share in relation to traditional domestic manufacturers. As this trend is expected to continue into the foreseeable future, suppliers must be positioned to meet the needs of the Asian OEMs.

•

Focus on Fuel Economy and Emissions – Increased fuel economy and decreased vehicle emissions are of great importance to OEMs as customers and legislators continue to demand more efficient and cleaner operating vehicles. Strict average fuel economy standards and environmental regulations are driving OEMs to focus on new technologies including diesel applications and hybrid engines, which allow the OEMs to achieve these increasingly stringent regulations. Suppliers offering solutions to OEMs related to these issues possess a distinct competitive advantage, which is driving accelerated new product development cycles.

•

Focus on Vehicle Safety – Vehicle safety continues to gain industry attention and plays a critical role in consumer purchasing decisions. Accordingly, OEMs are seeking suppliers with new technologies, capabilities and products that have the ability to advance vehicle safety. Those suppliers able to enhance vehicle safety through innovative products and technologies have a distinct competitive advantage.

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

•

Automotive Supply Consolidation – Consolidation within the automotive supply base is expected to continue, while the entire automotive industry evolves. Suppliers will seek opportunities to achieve synergies in their operations through consolidation, while striving to acquire complementary businesses to improve global competitiveness or to strategically enhance a product offering to provide customers with a more fully integrated module or system capability.

The Aftermarket Business. Aftermarket Products and Services products are sold as replacement parts for vehicles in current production and older vehicles to a wide range of wholesalers, retailers and installers. Demand for aftermarket products is driven by the quality of OE parts, the number of vehicles in operation, the average age of the vehicle fleet, and vehicle usage (measured by miles driven). Although the number of vehicles on the road and different models available continue to increase, the aftermarket has experienced softness due to increases in average useful lives of automotive parts resulting from continued technological innovation and resulting quality and durability. The aftermarket continues to experience consolidation of warehouse distributors and retailers, resulting in excess inventory throughout the supply chain that can adversely affect near-term sales to these customers.

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

•

Vehicle Complexity – Today’s vehicles are more complex in design, features, and integration of mechanical and electrical products. Ever increasing complexity adversely impacts the demand for replacement parts through the traditional independent aftermarket, as vehicle owners are less capable of performing repairs on their own vehicles. Similarly, independent repair shops and installers must increasingly invest capital in diagnostic equipment and technician training to service newer vehicles. Generally, the OEM dealerships are better equipped and capitalized to service the complexity of today’s vehicles.

•

Globalization of Automotive Industry – As previously discussed, OEMs are increasingly focused on emerging markets for growth. This increased OEM focus on emerging geographic regions will ultimately drive the need for replacement parts for vehicles produced and in service, and provides further growth opportunities for the Company’s aftermarket business in these regions.

The Company’s Customers

The Company supplies OE manufacturers with a wide variety of technologically innovative parts, essentially all of which are manufactured by the Company. The Company’s OE customers consist of automotive and heavy-duty vehicle manufacturers as well as agricultural, off-highway, marine, railroad, aerospace, high performance and industrial application manufacturers. The Company has well-established relationships with substantially all major American, European and Asian automotive OE manufacturers.

Federal-Mogul’s aftermarket products and services customers include independent warehouse distributors who redistribute products to local parts suppliers, distributors of heavy-duty vehicular parts, engine rebuilders and retail parts stores. The breadth of Federal-Mogul’s product lines, the strength of its leading brand names, marketing expertise, and sizable sales force, and its distribution and logistics capability, are central to the Company’s Aftermarket Products and Services operations.

No individual customer accounted for more than 7% of the Company’s sales during 2006.

The Company’s Competition

The global vehicular parts business is highly competitive. The Company competes with many independent manufacturers and distributors of component parts globally. In general, competition for such sales is based on price, product quality, technology, delivery, customer service and the breadth of products offered by a given supplier. The Company is meeting these competitive challenges by more efficiently integrating its manufacturing and distribution operations, expanding its product coverage within its core businesses, restructuring its operations and transferring production to best cost countries, and utilizing its worldwide technical centers to develop and provide value-added solutions to its customers. A summary of the Company’s primary independent competitors by reporting segment is set forth below.

•	Powertrain – Primary competitors include Bleistahl, Daido, Dana, GKN, Kolbenschmidt, Mahle, Miba, NPR, STI and Sumitomo.

•	Sealing Systems – Primary competitors include Dana, Elring Klinger, Freudenberg NOK and Dana/Reinz.

•	Vehicle Safety and Performance – Primary competitors include Akebono, Galfer, Honeywell and TMD.

•	Aftermarket Products and Services – Primary competitors include Affinia, Bosch, Elring Klinger, Honeywell, Kolbenschmidt, Mahle, NGK, Trico, UCI and Valeo.

The Company’s Backlog

For OEM customers, the Company generally receives purchase orders for specific products supplied for particular vehicles. These supply relationships typically extend over the life of the related vehicle, subject to interim design and technical specification revisions, and do not require the customer to purchase a minimum quantity. In addition to customary commercial terms and conditions, purchase orders generally provide for annual price reductions based upon expected productivity improvements and other factors. Customers typically retain the right to terminate purchase orders, but the Company generally cannot terminate purchase orders. OEM order fulfillment is typically manufactured in response to customer purchase order releases, and the Company ships directly from a manufacturing location to the customer for use in vehicle production and assembly. Accordingly, the Company’s manufacturing locations do not typically maintain significant finished goods inventory, but rather produce from on-hand raw materials and work-in-process inventory within relatively short manufacturing cycles. The primary risk to the Company is lower than expected vehicle production by one or more of its OEM customers or termination of the business based upon perceived or actual shortfalls in delivery, quality or value.

For its Aftermarket Products and Services customers, the Company generally establishes product line arrangements that encompass all products offered within a particular product line. These are typically open-ended arrangements that are subject to termination by either the Company or the customer upon relatively short notice. Pricing is market responsive and subject to adjustment based upon competitive pressures and other commercial factors. Aftermarket Products and Services order fulfillment is largely performed from finished goods inventory stocked in the Company’s worldwide distribution network. Inventory stocking levels in the Company’s distribution centers are established based upon historical customer demand.

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

The composition of the Company’s purchase orders and arrangements as measured by terms and conditions, pricing and other factors has remained largely consistent over the last three years.

The Company’s Raw Materials and Suppliers

The Company purchases various raw materials for use in its manufacturing processes, including ferrous and non-ferrous metals, synthetic and natural rubber, graphite, fibers, stampings, castings and forgings. In addition, the Company purchases parts manufactured by other manufacturers for sale in the aftermarket. The Company has not experienced any shortages of raw materials or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. For business and efficiency purposes, the Company has established single sourcing relationships with a small number of its suppliers. However, based upon market conditions and readily available alternative supply sources, the Company believes it could readily replace any single supply source without a material disruption to its business. In 2006, no outside supplier of the Company provided products that accounted for more than 10% of the Company's net sales.

The Company experienced raw material inflation concentrated in non-ferrous metals of approximately $33 million during 2006. The Company partially offset this impact through savings on purchased parts in the aftermarket and through contractual price escalators. Through its global supply chain functions, the Company continues to work with its suppliers to reduce its global material costs. However, the Company expects that the impact of increasing material costs will likely continue to pressure the Company’s operating results.

Seasonality of the Company’s Business

The Company’s business is moderately seasonal because many North American customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. Customers in Europe historically shut down vehicle production during portions of July and August and one week in December. Shut-down periods in the Asia Pacific region generally vary by country. The aftermarket experiences seasonal fluctuations in sales due to demands caused by weather patterns. Historically, the Company’s sales and operating profits have been the strongest in the second quarter. Refer to Note 24, “Quarterly Financial Data,” to the consolidated financial statements included in Item 8 of this report.

The Company’s Employee Relations

The Company had approximately 43,100 full-time employees as of December 31, 2006.

Various unions represent approximately 42% of the Company's domestic hourly employees and approximately 60% of the Company's international hourly employees. With the exception of two facilities in the U.S., most of the Company's unionized manufacturing facilities have their own contracts with their own expiration dates, and as a result, no contract expiration date affects more than one facility.

The Company, in January 2006, announced a restructuring plan that includes a reduction in the Company’s workforce of approximately 10% over the next three years. The Company will work with global customers, unions, local works councils, management, and employees at those locations affected by the restructuring program to maintain productive employee relations and minimize any disruptions resulting from the restructuring program.

Impact of Environmental Regulations on the Company

The Company's operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on the Company's financial position or cash flows in 2006 and are not expected to have a material impact on the Company's financial position or cash flows in 2007 or 2008.

The Company’s Intellectual Property

The Company holds in excess of 4,200 patents and patent applications on a worldwide basis, of which 859 have been filed in the United States. Of the approximately 4,200 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to the Company. These patents expire over various periods into the year 2029.

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

The Company also maintains more than 5,600 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by the Company or are licensed to third parties. All trademark registrations that are still in commercial use are routinely renewed by the Company prior to their expiration.

The Company’s Website and Access to Filed Reports

The Company maintains an internet website at www.federal-mogul.com. The Company provides access to its annual and periodic reports filed with the SEC and the Company’s Integrity Policy through this website. In addition, paper copies of annual and periodic reports filed with the SEC may be obtained by contacting the Company’s headquarters at the address located within the SEC Filings or under Investor Relations on the aforementioned website.

ITEM 1.A.	RISK FACTORS

An investment in Federal-Mogul involves various risks. When considering an investment in Federal-Mogul the following factors should be considered:

Cancellation of Outstanding Shares: The Fourth Amended Joint Plan of Reorganization (the “Plan”) for the Company and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court on November 21, 2006. The Plan provides that all currently outstanding stock of the Company will be cancelled, 50.1% of newly issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trust, and 49.9% of the newly issued common stock will be distributed pro rata to certain holders of our debt. The holders of currently outstanding common and preferred stock of the Company, at the time those shares are cancelled, will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price. These warrants will only be of value if the market price of the shares of reorganized Federal-Mogul exceeds the predetermined exercise price during the 7-year term during which the warrants will be saleable or exercisable.

Implementation of Restructuring Activities: The Company announced that it intends to incur restructuring charges and related costs of up to $156 million in connection with the Company’s global profitable growth initiative. It is possible these such costs could vary from initially projected amounts or that achieving the expected synergies and cost savings will require additional costs or charges to earnings in future periods. Any costs or charges could adversely impact the business, results of operations, liquidity and financial condition.

Financial Viability of Automotive Industry: The revenues of the Company’s principal operations are closely tied to global OE automobile sales and production levels. The OE market is characterized by short-term volatility, with overall expected long-term growth in global vehicle sales and production. Automotive production in the local markets served by the Company can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory requirements and trade agreements. A variation in the level of automobile production would affect not only sales to OE customers but, depending on the reasons for the change, could impact demand from aftermarket customers. The Company’s results of operations and financial condition could be adversely affected if the Company fails to respond in a timely and appropriate manner to changes in the demand for its products.

In addition, the financial stability of the automotive industry in the United States has been deteriorating. Since 2001, the date Federal-Mogul entered Chapter 11 bankruptcy, several other large automotive companies have also filed for Bankruptcy Protection, including: Collins & Aikman Corporation, Dana Corporation, Delphi Corporation, Dura Automotive, Intermet Corporation, Meridian Automotive Systems and Tower Automotive. In addition, several other companies have announced significant restructuring activities to eliminate excess capacity, reduce costs, and achieve other benefits normally associated with this type of activity.

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

In addition, certain of the Company’s operating entities report their financial condition and results of operations in currencies other than the U.S. dollar (including Brazilian Real, British Pound Sterling, Chinese Yuan Renminbi, Czech Crown, euro, Indian Rupee, Mexican Pesos, and Polish Zloty). In reporting its consolidated statements of operations, the Company translates the reported results of these entities into U.S. dollars at the applicable exchange rates. As a result, fluctuations in the dollar against foreign currencies will affect the value at which the results of these entities are included within Federal-Mogul’s consolidated results.

The Company is exposed to a risk of gain or loss from changes in foreign exchange rates whenever the Company, or one of its foreign subsidiaries, enters into a purchase or sales agreement in a currency other than its functional currency. While the company reduces such exposure by matching most revenues and costs within the same currency, changes in exchange rates could impact the Company’s financial condition or results of operations.

The Company’s potential inability to integrate acquired operations could have a negative effect on results of operations and/or cash flows: In the past, the Company has grown through acquisitions, and may engage in acquisitions in the future as part of the Company’s global growth strategy. The full benefits of these acquisitions, however, require integration of manufacturing, administrative, financial, sales, and marketing approaches and personnel. If the Company is unable to successfully integrate its acquisitions, it may not realize the benefits of the acquisitions, the financial results may be negatively affected, or additional cash may be required to integrate such operations. A completed acquisition may adversely affect the Company’s financial condition and results of operations, including the accounting treatment of these acquisitions. Completed acquisitions may also lead to significant unexpected liabilities after the consummation of these acquisitions.

ITEM 1.B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Federal-Mogul’s world headquarters is located in Southfield, Michigan, which is a leased facility. The Company had 201 manufacturing/technical centers, distribution and sales and administration office facilities worldwide at December 31, 2006. Approximately 48% of the facilities are leased; the majority of which are distribution, warehouse, sales and administration offices. The Company owns the remainder of the facilities.

Type of Facility	North America	Europe	Rest of World	Total
Manufacturing/technical centers	50	45	22	117
Distribution centers and warehouses	18	16	6	40
Sales and administration offices	16	10	18	44

	84	71	46	201

The facilities range in size from approximately 500 square feet to 1,278,000 square feet. Management believes substantially all of the Company's facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs. No material facility is significantly underutilized, except for those being sold or closed in connection with the Company’s announced restructuring programs.

ITEM 3.	LEGAL PROCEEDINGS

The Company and all of its wholly-owned United States (“U.S.”) subsidiaries, filed voluntary petitions on October 1, 2001 (the “Petition Date”), for reorganization (the “U.S. Restructuring” or the “Restructuring Proceedings”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom (“U.K.”) subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The High Court, in November 2006, approved the discharge of the Administration Proceedings for those U.K. subsidiaries that entered into Company Voluntary Arrangements (“CVAs”).

The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring are herein referred to as the “Debtors.” The Chapter 11 Cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(JKF)). Subsidiaries outside of the identified U.S. and U.K. subsidiaries were or are not party to any insolvency proceeding and, therefore, are not currently provided protection from creditors by any insolvency court and are operating in the normal course. The Chapter 11 Cases are further discussed in Note 2 to the consolidated financial statements included in Item 8 of this report.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors have been developing and are implementing a plan to address the asbestos-related claims against them.

Material pending legal proceedings, other than the Chapter 11 proceedings above and other than ordinary, routine litigation incidental to the business, to which the Company became or was a party during the year ended December 31, 2006, or subsequent thereto but before the filing of this report, are summarized below.

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

The Company, during the year ended December 31, 2000, increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.4 billion as of December 31, 2006) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, and the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants.

The CVAs became effective on October 11, 2006, resolving claims (other than those that are to be dealt with by the Plan) against the principal U.K. Debtors. The discharge of administration orders for the principal U.K. Debtors became effective on November 30, 2006. The CVAs divide asbestos claims against the principal U.K. Debtors into two categories: CVA Asbestos Claims and Chapter 11 Asbestos Claims. CVA Asbestos Claims are dealt with by the CVAs and it is intended that Chapter 11 Asbestos Claims will be dealt with by the Plan. The CVAs compromise and protect the CVA companies from the CVA Asbestos Claims. The trustees of the U.K. asbestos trust will pay dividends to CVA Asbestos claimants from the U.K. asbestos trust. Upon the effective date of the Plan, the Chapter 11 Asbestos Claims will be compromised. Accordingly, the Plan for the Company contemplates that the U.S. asbestos trustees look exclusively to the U.S. asbestos trust to pay dividends to Chapter 11 Asbestos claimants.

While the Company believes that the liability recorded for the U.S. Asbestos Claims was appropriate as of October 1, 2001 for anticipated losses arising from asbestos-related claims against the T&N Companies through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the timing and amount of future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the Restructuring Proceedings, the number of current and future claims that will be included in the plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact that historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

No assurance can be given that the T&N Companies will not be subject to material additional liabilities and significant additional litigation relating to asbestos matters for the U.S. Asbestos Claims through 2012 or thereafter. In the event that such liabilities exceed the amounts recorded by the Company or the remaining insurance coverage, the Company’s results of operations and financial condition could be materially affected.

T&N Ltd. (formerly T&N, plc), during the year ended December 31, 1996, purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. The Company, during the year ended December 31, 2000, concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. The recorded insurance recoverable was $699 million as of December 31, 2006. One of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), in December 2001, filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. The parties were able to reach a settlement prior to the conclusion of the trial. As a result of this settlement, the Company recorded a $38.9 million asbestos charge during 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court's approval of the settlement was filed on March 1, 2004.

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG (“Munich Re”) and Centre Reinsurance International Co. (“CRIC”), a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the reinsurance agreement. The parties were unable to resolve the issues raised by the two reinsurers and this prompted the U.K. Administrators to file an action in the High Court seeking a declaration that the settlements with EIR and Sedgwick do not breach provisions of the reinsurance agreement. A hearing was conducted during July 2005 and judgment was handed down on December 21, 2005. The High Court held that the settlements did not breach the reinsurance agreement. Munich Re and CRIC have not appealed the judgment.

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

The security rating of Centre Reinsurance International Co. was downgraded by several major credit rating providers during the first quarter of 2004. As a result of the downgrade, the Company obtained a guarantee of all CRIC’s obligations under the policy from Centre Reinsurance (US) Limited (“CRUS”), an affiliate of CRIC. The security rating of CRUS has not been affected by the downgrade of CRIC and remains unchanged since the inception of the policy. If the reinsurers and/or the related affiliate are not able to meet their obligations under the policy, the Company’s results of operations and financial condition could be materially affected.

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater or less than $1.69/£, the Company will effectively have a premium or discount on claims paid. As of December 31, 2006, the $699 million insurance recoverable asset includes an exchange rate premium of approximately $85 million.

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

As of the Petition Date, pending asbestos litigation of Abex (as to the Company only) and Wagner is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court.

The liability (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of December 31, 2006) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

The Company issued various letters of credit in connection with asbestos lawsuits that had resulted in verdicts against the Company prior to its filing for bankruptcy protection. The letters of credit were issued as security for judgments entered against the Company to permit the Company to pursue appeals to these judgments. The final appeal in one case was denied during 2004, the Bankruptcy Court lifted the automatic stay related to one letter of credit associated with this appeal, and a net draw was made upon this letter of credit of approximately $1 million.

While the Company believes that the liability recorded was appropriate as of October 1, 2001 for anticipated losses arising from asbestos-related claims related to Abex and Wagner through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the timing and amount of future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the proceeding, the number of current and future claims that will be included in the plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

Cooper, Pneumo, the Company, the asbestos claimants committee, the representative for future asbestos claimants, and various other relevant parties, signed a nonbinding term sheet in July of 2006, reflecting a global settlement that will provide two alternative means of resolving all of Cooper’s and Pneumo’s claims against the Company arising out of the Abex asbestos litigation and the related alleged indemnity obligations. One of these alternatives will be accomplished as part of the Plan and its confirmation. Under one alternative, Cooper will contribute $756 million to a trust to be established pursuant to Section 524(g) of the Bankruptcy Code, consisting of $256 million in cash and a $500 million promissory note, in consideration for Cooper and Pneumo being protected from current and future Abex asbestos claims by the Plan’s channeling injunction which will channel all the Abex asbestos claims to the trust. This alternative settlement has been documented as part of the Plan, and affected creditors will be given an opportunity to vote for or against this alternative as part of the solicitation of votes on the Plan.

The other alternative settlement will only be utilized if the first alternative cannot be successfully implemented. Under the second settlement structure, Cooper will receive $138 million and Pneumo will receive $2 million in exchange for completely releasing all their claims against the Company and all its affiliates. The terms of this alternative settlement are set forth in the Plan B Settlement Agreement, executed as of September 18, 2006, by the same parties that signed the term sheet in July of 2006. This alternative has been documented as part of the Plan. Under both of the foregoing alternatives, Cooper has agreed to permit the Company to (i) negotiate certain lump-

sum or installment settlements involving the Wagner insurance (described below), and (ii) retain 88% of the proceeds from such insurance settlements in the case of the first alternative settlement structure and 80% of the proceeds in the case of the second alternative settlement structure. Cooper, Pneumo, the Company, the asbestos claimants committee, the representative for future asbestos claimants, and various other relevant parties, have entered a Plan Support Agreement which was approved by the Bankruptcy Court on February 2, 2007, binding the parties to the alternative settlements.

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

Environmental Matters and Conditional Asset Retirement Obligations

The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) or other similar national, provincial or state environmental laws. These laws require responsible parties to pay for remediating contamination resulting from hazardous substances that were discharged into the environment by them, by prior owners or occupants of their property, or by others to whom they sent such substances for treatment or other disposition. In addition, the Company has been notified by the United States Environmental Protection Agency, other national environmental agencies, and various provincial and state agencies that it may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to CERCLA and other national and state or provincial environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities.

At most of the sites that are likely to be the costliest to remediate, which are often current or former commercial waste disposal facilities to which numerous companies sent wastes, the Company’s exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company’s share of the total waste sent to these sites has generally been small. The other companies that sent wastes to these sites, often numbering in the hundreds or more, generally include large, solvent publicly owned companies and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste.

The Company has also identified certain other present and former properties at which it may be responsible for cleaning up environmental contamination, in some cases as a result of contractual commitments. The Company is actively seeking to resolve these actual and potential statutory, regulatory, and contractual obligations. Although difficult to quantify based on the complexity of the issues, the Company has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual matters on the basis of factors such as available information from site investigations and consultants.

Total environmental reserves, including reserves for conditional asset retirement obligations, were $82 million and $60 million at December 31, 2006 and 2005, respectively. Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2006, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs, as recorded, approximate $77 million.

Legal proceedings are further discussed in Note 21 to the consolidated financial statements included in Item 8 of this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the over-the-counter bulletin board market under the ticker symbol “FDMLQ.”

The approximate number of shareholders of record of the Company's common stock at February 21, 2007 was 6,708. The following table sets forth the high and low sales prices of the Company's common stock for each calendar quarter for the last two years as reported on the over-the-counter market:

	2006		2005
Quarter	High	Low	High	Low
First	$0.51	$0.32	$0.41	$0.29
Second	$0.73	$0.21	$0.91	$0.33
Third	$0.42	$0.35	$0.88	$0.32
Fourth	$0.60	$0.37	$0.66	$0.29

The closing price of the Company's common stock as reported on the over-the-counter market on February 21, 2007 was $0.69.

The Company was prohibited in 2006, 2005 and 2004, under its Senior Credit Agreement and its debtor-in-possession credit facility, from paying dividends on its common stock, and therefore did not declare any such dividends. The Company does not expect to declare a dividend in the foreseeable future.

The Fourth Amended Joint Plan of Reorganization (the “Plan”) for the Company and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court on November 21, 2006. The Plan was jointly proposed by the Company and the Plan Proponents. On February 2, 2007, the supplemental Disclosure Statement was approved by the Bankruptcy Court to be used in soliciting votes to accept or reject the Plan from those classes of creditors whose treatment under the Plan has changed since the last solicitation under the Third Amended Plan of Reorganization. In addition, a May 8, 2007 confirmation hearing was scheduled at which the Bankruptcy Court is expected to review and confirm the Plan.

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting the Company and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. The Plan provides that all currently outstanding stock of the Company will be cancelled, 50.1% of newly issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trust, and 49.9% of the newly issued common stock will be distributed pro rata to the noteholders. The holders of currently outstanding common and preferred stock of the Company, at the time those shares are cancelled, will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price. These warrants will only be of value if the market price of the shares of reorganized Federal-Mogul exceeds the predetermined exercise price during the 7-year term during which the warrants will be saleable or exercisable.

The Company has omitted the stock performance graph, as the Company is currently under voluntary bankruptcy reorganization under Chapter 11 of the United States Bankruptcy Code and believes the stock performance graph is accordingly immaterial to investors and shareholders.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents information from the Company’s consolidated financial statements as of or for the five years ended December 31, 2006. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplemental Data.”

	2006	2005	2004	2003	2002
	(Millions of Dollars, Except Share and Per Share Amounts)
Consolidated Statement of Operations Data
Net sales	$6,326.4	$6,286.0	$6,174.1	$5,522.9	$5,157.3
Costs and expenses	(6,292.9)	(6,278.3)	(6,065.2)	(5,420.2)	(5,086.6)
Restructuring charges, net	(66.4)	(30.2)	(17.5)	(32.7)	(32.0)
Adjustment of assets to fair value	(45.9)	(121.5)	(276.4)	(93.9)	(62.6)
Asbestos charge	—	—	—	(38.9)	—
Settlement of U.K. pension plans	(500.4)	—	—	—	—
Chapter 11 and U.K. Administration related reorganization expenses, net	(95.1)	(138.2)	(99.7)	(97.1)	(107.4)
Gain on involuntary conversion	—	—	46.1	—	—
Other income, net	60.7	79.5	49.2	43.8	25.5
Income tax benefit (expense), net	64.0	(131.5)	(136.1)	(52.5)	(77.9)

Loss from continuing operations before cumulative effect of change in accounting principle	(549.6)	(334.2)	(325.5)	(168.6)	(183.7)
Loss from discontinued operations, net of income taxes	—	—	(8.5)	(20.9)	(33.0)
Cumulative effect of change in accounting principle, net of applicable income tax benefit	—	—	—	—	(1,412.2)

Net Loss	$(549.6)	$(334.2)	$(334.0)	$(189.5)	$(1,628.9)

Common Share Summary (Diluted)
Average shares and equivalents outstanding (in thousands)	89,413	89,058	87,318	87,129	83,022
Loss per share:
From continuing operations before cumulative effect of change in accounting principle	$(6.15)	$(3.75)	$(3.73)	$(1.93)	$(2.21)
From discontinued operations, net of income taxes	—	—	(0.10)	(0.24)	(0.40)
Cumulative effect of change in accounting principle, net of applicable income tax benefit	—	—	—	—	(17.01)

Net loss per share	$(6.15)	$(3.75)	$(3.83)	$(2.17)	$(19.62)

Dividends declared per common share	$—	$—	$—	$—	$—

Consolidated Balance Sheet Data
Total assets	$7,179.1	$7,735.1	$8,265.2	$8,116.7	$7,913.3
Short-term debt	482.1	606.7	309.6	14.8	346.1
Long-term debt	26.7	8.1	10.1	331.2	14.3
Liabilities subject to compromise	5,813.4	5,988.8	6,018.5	6,087.8	6,053.2
Shareholders’ deficit	(1,747.9)	(2,433.0)	(1,925.7)	(1,376.9)	(1,403.6)

Other Financial Information
Net cash (used by) provided from operating activities	$(421.7)	$318.4	$465.5	$312.5	$256.5
Expenditures for property, plant, equipment	237.4	190.3	267.5	300.9	339.1
Depreciation and amortization expense	328.9	344.2	335.7	307.1	277.1
Payments against asbestos liability	—	—	—	—	(2.1)
Receipts from asbestos insurance policies	1.8	4.1	5.1	0.6	0.6

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) is a leading supplier of a broad range of vehicular parts, accessories, modules and systems to the automotive, small engine, heavy-duty, marine, railroad, aerospace and industrial markets, including customers in both the original equipment (“OE”) market and the replacement market (“aftermarket”). Management believes the Company’s sales of $6.3 billion are well balanced between original equipment and aftermarket as well as domestic and international. During 2006, the Company derived 55% of its sales from the OE market and 45% from the aftermarket. The Company’s customers include the world’s largest OE automotive manufacturers and major distributors and retailers in the independent aftermarket. Geographically, the Company derived 44% of its sales domestically and 56% internationally. The Company has operations in established markets including the United States, Germany, United Kingdom, Japan, France, Italy and Canada, and emerging markets including Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Thailand and Turkey. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

A number of initiatives commenced in 2001 and, while certain of these initiatives have been completed as of December 31, 2006, many are still in process and ongoing:

•

Global Organization – Recognizing the ever-increasing globalization of the automotive industry, the Company organized its primary business units on a global basis – Powertrain, Sealing Systems, Vehicle Safety and Performance, and Aftermarket Products and Services. This allows each business to take advantage of best practices in product development, technology and innovation, manufacturing capability and capacity. Furthermore, the Company continues to develop and implement standardized processes and consolidated systems to further the direction and performance of the business.

•

Lean Manufacturing and Productivity – Management implemented a series of initiatives targeted at leveraging the Company’s global scale and reducing total enterprise costs. These initiatives included implementation of a global supply chain function focused on the reduction of global material costs; headcount reduction programs to reduce selling, general and administrative costs; implementation of standard manufacturing methods across business segments to achieve operational efficiencies and decrease production costs; and modified capital expenditure processes to ensure capital funds are directed at the most strategically appropriate investments with the highest rates of return.

•

Best Cost Production – The Company has established and expanded manufacturing operations in best cost countries to meet the cost pressures inherent in the industry. The Company has manufacturing operations or joint venture alliances in Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Thailand and Turkey.

•

Global Distribution Optimization – The Company commenced activities to optimize its aftermarket distribution network in order to improve both the efficiency of operations and customer order fulfillment and delivery performance. This distribution network consisted of 18 facilities at the end of 2000. Since then, the Company has completed the consolidation and closure of nine distribution centers, and now operates its North America aftermarket customer order processing and fulfillment from nine distribution centers. The Company has embarked upon other initiatives to streamline its European aftermarket operations and expand its aftermarket operations in Asia.

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

•

Expand Asia Pacific Presence – The Company has invested in manufacturing operations, both wholly-owned and joint venture relationships, in the Asia Pacific region and maintains a technical center in Yokohama, Japan to support the Company’s efforts in this region. The Company is currently expanding into a second technical center based in Shanghai, China. The Company intends to use these operations and technical centers to strengthen its current, as well as to develop new, customer relationships in this important region.

•

Customer Valued Technology – The Company has significant engineering and technical resources throughout its businesses focused on creating value for customers with innovative solutions for both product applications and manufacturing processes.

•

Settle Asbestos Obligation And Right Size Capital Structure – On October 1, 2001, the Company and all of its wholly-owned United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code and petitions for Administration under the United Kingdom Insolvency Act of 1986 in the High Court of Justice, Chancery division in London, England. In November 2006, the High Court approved the discharge of the Administration proceedings for those U.K. subsidiaries that entered into company voluntary arrangements. Management expects the Company to emerge from the Restructuring Proceedings free from the related asbestos obligation and with an appropriate capital structure necessary to achieve the Company’s future objectives.

Voluntary Reorganization under Chapter 11 and U.K. Administration

The Company and all of its wholly-owned United States (“U.S.”) subsidiaries filed voluntary petitions, on October 1, 2001 (the “Petition Date”), for reorganization (the “U.S. Restructuring” or the “Restructuring Proceedings”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom (“U.K.”) subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The High Court, in November 2006, approved the discharge of the Administration Proceedings for those U.K. subsidiaries that entered into Company Voluntary Arrangements.

The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring are herein referred to as the “Debtors.” The Chapter 11 Cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(JKF)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries were or are not party to any insolvency proceeding and, therefore, are not currently provided protection from creditors by any insolvency court and are operating in the normal course. The Chapter 11 Cases are further discussed in Note 2 to the consolidated financial statements included in Item 8 of this report.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors have been developing and are implementing a plan to address the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors are being paid for goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through plans of reorganization under the Bankruptcy Code.

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

Solicitation packages containing the Third Amended Plan of Reorganization and Disclosure Statement, various supporting documents and a ballot, if appropriate, were mailed on July 12, 2004 to known creditors of the Company and to holders of common and preferred stock interests in the Company. The overwhelming majority of the classes of claims and interests voted to accept the Plan. For the few classes of claims that voted to reject the Plan, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”) intended to either amend the Plan so as to obtain such classes’ accepting votes or seek to confirm the Plan over the objection of such classes.

The Fourth Amended Joint Plan of Reorganization (the “Plan”) for the Company and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court on November 21, 2006. The Plan was jointly proposed by the Company and the Plan Proponents. On February 2, 2007, the supplemental Disclosure Statement was approved by the Bankruptcy Court to be used in soliciting votes to accept or reject the Plan from those classes of creditors whose treatment under the Plan has changed since the last solicitation under the Third Amended Plan of Reorganization. In addition, a May 8, 2007 confirmation hearing was scheduled at which the Bankruptcy Court is expected to review and confirm the Plan.

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting the Company and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. The Plan provides that all currently outstanding stock of the Company will be cancelled, 50.1% of newly issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trust, and 49.9% of the newly issued common stock will be distributed pro rata to the noteholders. The holders of currently outstanding common and preferred stock of the Company, at the time those shares are cancelled, will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price. These warrants will only be of value if the market price of the shares of reorganized Federal-Mogul exceeds the predetermined exercise price during the 7-year term during which the warrants will be saleable or exercisable.

The Plan also provides: i) the U.S. asbestos trust will make a payment to the reorganized Company (or pay a portion of the stock in the reorganized Company to be issued to the asbestos trust in lieu thereof) for the agreed amounts that will be used by the U.K. Administrators to provide distributions on account of U.K. asbestos personal injury claims; ii) the U.S. asbestos trust will provide an option to Mr. Carl Icahn for the purchase of the remaining shares of the reorganized Company held by such trust; and (iii) if Mr. Carl Icahn does not exercise such option, he or one of his entities will provide certain financing to the U.S. asbestos trust.

Unsecured creditors, including trade creditors, of the U.S. Debtors are projected to have the option to either receive shares of the reorganized Company or receive cash distributions under the Plan equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate payout of all allowed unsecured claims against the U.S. Debtors does not exceed $258 million. Any excess above this amount could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive.

The Administrators of the U.K. Debtors and the Plan Proponents, on September 26, 2005, entered into an agreement outlining the terms and conditions of distributions to the creditors of the U.K. Debtors (“U.K. Settlement Agreement”). Prior to this agreement, the Company had agreed to sell certain long-term intercompany notes held by T&N Limited (“Loan Notes”) to Deutsche Bank as a means to fund expected distributions to creditors. In accordance with terms of the U.K. Settlement Agreement, the Company elected in December 2005 to retain the

Loan Notes. Concurrently, the Loan Notes were transferred from the U.K. Debtors to a combination of a newly created non-debtor wholly-owned subsidiary of the Company and the U.S. parent, as provided in the Loan Note Sale Agreement. As the cash transferred was less than the face value of the Loan Notes, the transaction created a pre-tax loss for the U.K. Debtors and a corresponding pre-tax gain for the entities receiving these Loan Notes. In addition, the transaction created taxable income in the U.K. While the pre-tax gain and pre-tax loss are eliminated upon consolidation, these items are not eliminated from the Company’s Debtors condensed consolidated financial statements included in Note 2 or the guarantor financial statements included in Note 25. A copy of the U.K. Settlement Agreement was filed with the SEC on Form 8-K on September 30, 2005. A copy of the Loan Notes Sale Agreement was filed with the SEC on Form 8-K on December 15, 2005.

Under the terms of the U.K. Settlement Agreement, certain amounts of cash within the U.K. Debtor entities, including cash contributed related to the transfer of the Loan Notes above, were restricted to settle specifically identified claims and liabilities of the U.K. Debtors. Restricted cash at December 31, 2005 was $700.9 million. In addition, remaining cash of the U.K. Debtor entities was limited for the general operating use of those entities, amounting to $42 million at December 31, 2005. Restricted cash balances were moved to the U.K. Administrators in November 2006 who will act as Supervisors to pay out claims in accordance with the company voluntary arrangements (“CVAs”).

The CVAs became effective on October 11, 2006, resolving claims (other than those that are to be dealt with by the Plan) against the principal U.K. Debtors. The discharge of administration orders for the principal U.K. Debtors became effective on November 30, 2006. The CVAs divide asbestos claims against the principal U.K. Debtors into two categories: CVA Asbestos Claims and Chapter 11 Asbestos Claims. CVA Asbestos Claims are dealt with by the CVAs and it is intended that Chapter 11 Asbestos Claims will be dealt with by the Plan. The CVAs compromise and protect the CVA companies from the CVA Asbestos Claims. The trustees of the U.K. asbestos trust will pay dividends to CVA Asbestos claimants from the U.K. asbestos trust. Upon the effective date of the Plan, the Chapter 11 Asbestos Claims will be compromised. Accordingly, the Plan for the Company contemplates that the U.S. asbestos trustees look exclusively to the U.S. asbestos trust to pay dividends to Chapter 11 Asbestos claimants.

The Bankruptcy Court may confirm the plan of reorganization only upon making certain findings required by the Bankruptcy Code, and the plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. The pre-petition creditors of some Debtors may be treated differently than those of other Debtors under the proposed Plan. The Company expects the Plan will be confirmed and approved.

Accounting Impact

Pursuant to AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the Company’s pre-petition liabilities that are subject to compromise are reported separately in the consolidated balance sheet at the expected amount of the allowed claims. Note 2, “Voluntary Reorganization under Chapter 11 and U.K. Administration”, includes the detail of “Liabilities subject to compromise” as of December 31, 2006. Obligations of the Company’s subsidiaries not covered by the Restructuring Proceedings will remain classified in the consolidated balance sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, a portion of interest income and provisions for losses related to the Restructuring Proceedings as reorganization items. Accordingly, the Debtors recorded net Chapter 11 and U.K. Administration related reorganization expenses of $595.5 million, $138.2 million and $99.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included within the $595.5 million of expenses as of December 31, 2006 is the settlement of the U.K. pension plans of $500.4 million, which is reported as a separate line item on the face of the Company’s statement of operations. See Note 2 to the consolidated financial statements in Item 8 of this report for further information concerning the Restructuring Proceedings.

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

Voluntary reorganization under Chapter 11

The accompanying consolidated financial statements have been prepared in accordance with SOP 90-7, and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments to amounts and/or changes of ownership, is highly uncertain. While operating as debtors-in-possession (“DIP”) under the protection of Chapter 11 of the Bankruptcy Code and subject to approval of the Bankruptcy Court, or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, the plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

Asbestos Liabilities and Asbestos-Related Insurance Recoverable

The Company’s United Kingdom subsidiary, T&N Ltd., two United States subsidiaries (“T&N Companies”), and two of the Company’s subsidiaries formerly owned by Cooper Industries, LLC, known as Abex and Wagner, are among many defendants named in numerous court actions in the United States alleging personal injury resulting from exposure to asbestos or asbestos-related products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. The recorded liability at December 31, 2006 represents the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the asbestos liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement, the rate of receipt of claims, and the settlement strategy in dealing with outstanding claims and the timing of settlements. While the Company believes that the liability recorded was appropriate for anticipated losses arising from asbestos-related claims through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the asbestos liability for pending and future claims.

T&N Ltd. purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. The Company, during the year ended December 31, 2000, concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point of certain asbestos policies and, accordingly, recorded an insurance recoverable asset.

The ultimate realization of insurance proceeds is directly related to the amount of related covered valid claims against the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount, up to the cap of the insurance layer. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts since the initiation of the Restructuring Proceedings, other than to record the insurance settlement and the impact of foreign currency. Accordingly, these amounts could change significantly based upon events that occur from the Restructuring Proceedings and could materially affect the Company’s future financial statements or liquidity.

Pension Plans and Other Postretirement Benefit Plans

Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, Employers’ Accounting for Pensions, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Non-pension postretirement benefits are accounted for in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; and disability, early retirement and other postemployment benefits are accounted for in accordance with SFAS No. 112, Employer Accounting for Postemployment Benefits.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits under SFAS Nos. 87, 106, 112 and 158 as of December 31, 2006 are as follows:

•

Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The Company uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop an assumption of the expected long-term rate of return on plan assets. The expected long-term rate of return is used to calculate net periodic pension cost. In determining its pension obligations, the Company used long-term rates of return on plan assets ranging from 4.50% to 8.75%.

•

Discount rate: The discount rate is used to calculate future pension and postretirement obligations. Discount rate assumptions used to account for pension and non-pension postretirement benefit plans reflect the rates available on high-quality, fixed-income debt instruments on December 31 of each year. In determining its pension and other benefit obligations, the Company used discount rates ranging from 4.50% to 8.00%.

Health care cost trend: For postretirement health care plan accounting, the Company reviews external data and Company specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year’s postretirement health care benefits is 9.5% declining to an ultimate trend rate of 5% in 2012.

The following table illustrates the sensitivity to a change in certain assumptions for pension benefits obligations (“PBO”) and non-pension benefits and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on the Company’s 2006 funding requirements.

Pension Benefits
	United States Plans						International Plans						Other Benefits
	Change in 2007 pension expense		Change in PBO		Change in accumulated OCL		Change in 2007 pension expense		Change in PBO		Change in accumulated OCL		Change in 2007 pension expense		Change in PBO
(Millions of dollars)
25 bp decrease in discount rate	$	+3.4	$	+28.9	$	+28.9	$	+0.4	$	+9.7	$	+9.7	$	+0.4	$	+14.0
25 bp increase in discount rate		- 3.4		- 28.0		- 28.0		- 0.4		- 9.3		- 9.3		- 0.4		- 13.7
25 bp decrease in rate of return on assets		+2.1		—		—		—		—		—		—		—
25 bp increase in rate of return on assets		- 2.1		—		—		—		—		—		—		—

The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost		APBO
(Millions of Dollars)
100 bp increase in health care trend rate	$	+3.8	$	+58.7
100 bp decrease in health care trend rate		- 3.3		- 50.1

Environmental Matters

The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) or other similar national, provincial or state environmental laws. These laws require responsible parties to pay for remediating contamination resulting from hazardous substances that were discharged into the environment by them, by prior owners or occupants of their property, or by others to whom they sent such substances for treatment or other disposition. In addition, the Company has been notified by the United States Environmental Protection Agency, other national environmental agencies, and various provincial and state agencies that it may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to CERCLA and other national and state or provincial environmental laws. PRP designation typically requires the funding of site investigations and subsequent remedial activities.

The Company has also identified certain other present and former properties at which it may be responsible for cleaning up environmental contamination, in some cases as a result of contractual commitments. The Company is actively seeking to resolve these actual and potential statutory, regulatory and contractual obligations. Although difficult to quantify based on the complexity of the issues, the Company has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual obligations on the basis of factors such as, available information from site investigations and consultants.

Recorded environmental reserves were $82 million and $60 million at December 31, 2006 and 2005, respectively. These accruals are based upon management’s best estimates, which requires management to make assumptions regarding the costs for remediation activities, the extent to which costs may be borne by other liable parties, the financial viability of such parties, the time periods over which remediation activities will be completed, and other factors. Although management believes its accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such environmental matters, any changes in the underlying assumptions could materially impact the Company’s future results of operations and financial condition. At December 31, 2006, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $77 million.

Included in the environmental reserves above is $25.3 million and $3.1 million as of December 31, 2006 and 2005, respectively, for conditional asset retirement obligations, and the Company has accrued them in accordance with FASB Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). These liabilities result primarily from the obligation to remove asbestos dust from facilities which the Company has decided to close or sell those facilities in connection with its ongoing restructuring efforts.

In determining whether the fair value of asset retirement obligations can reasonably be estimated in accordance with FIN 47, the Company must determine if the obligation can be assessed in relation to the acquisition price of the related asset or if an active market exists to transfer the obligation. If the obligation cannot be assessed in connection with an acquisition price and if no market exists for the transfer of the obligation, the Company must determine if it has sufficient information upon which to estimate the obligation using expected present value techniques. This determination requires the Company to estimate the range of settlement dates and the potential methods of settlement, and then to assign the probabilities to the various potential settlement dates and methods.

In cases other than those included in the $25.3 million, where probability assessments could not reasonably be made, the Company cannot record and has not recorded a liability for the affected asset retirement obligation. If new information were to become available whereby the Company could make reasonable probability assessments for these asset retirement obligations, the amount accrued for asset retirement obligations could change significantly, which could materially impact the Company’s statement of operations and/or financial position. Settlement of asset retirement obligations in the near-future at amounts other than the Company’s best estimates as of December 31, 2006 also could materially impact the Company’s statement of operations and liquidity.

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

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company adopted SFAS No. 123(R) effective January 1, 2005, prior to adoption the Company followed APB 25, Accounting for Stock Issued to Employees. Additional financial information related to the Company’s share-based payments is presented in Note 23, to the Company’s consolidated financial statements, “Stock-Based Compensation.”

Estimating fair value for shared-based payments in accordance with SFAS No. 123(R) requires management to make assumptions regarding expected volatility of the underlying shares, the risk-free rate over the life of the share-based payment, and the date on which share-based payments will be settled. Any differences in actual results from management’s estimates could result in fair values different from estimated fair values, which could materially impact the Company’s future results of operations and financial condition.

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

Results of Operations

The following discussion of the Company’s results of operations should be read in connection with Items 1 and 7A of this Form 10-K. These Items provide additional relevant information regarding the business of the Company, its strategy, and the various industry dynamics in the OE market and the aftermarket which have a direct and significant impact on the Company’s results of operations. Segment information for the years ended December 31, 2005 and 2004 has been reclassified to reflect organizational changes implemented during the third quarter of 2006.

Consolidated Results

Sales by reporting segment were:

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Powertrain	$2,285	$2,172	$2,146
Sealing Systems	476	476	503
Vehicle Safety and Performance	724	718	673
Aftermarket Products and Services	2,841	2,920	2,852

	$6,326	$6,286	$6,174

Net sales by group and region are listed below. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance, and Aftermarket Products and Services, respectively.

	Year Ended December 31
	Powertrain	SS	VSP	APS	Total
2006
Americas	26%	69%	44%	74%	53%
Europe	69%	31%	54%	24%	44%
Asia	5%	0%	2%	2%	3%
2005
Americas	29%	67%	44%	74%	54%
Europe	69%	32%	54%	24%	44%
Asia	2%	1%	2%	2%	2%
2004
Americas	28%	67%	45%	73%	54%
Europe	70%	32%	53%	25%	45%
Asia	2%	1%	2%	2%	1%

Gross margin by reporting segment was:

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Powertrain	$309	$298	$316
Sealing Systems	37	18	45
Vehicle Safety and Performance	170	172	170
Aftermarket Products and Services	661	646	673
Corporate	(72)	(93)	(27)

	$1,105	$1,041	$1,177

Consolidated net sales increased by $40 million, or 1%, to $6,326 million for the year ended December 31, 2006, of which $32 million was due to favorable foreign exchange. Acquisition activities, net of divestitures added a further $53 million of net sales, the primary components of which are:

•	In May 2006, the Company acquired a controlling interest in Federal-Mogul Goetze (“FMG”) which increased sales by $77 million;

•	In December 2005, the Company divested the Kilmarnock, Scotland. friction business which reduced sales year over year by $12 million; and

•	The transfer during the year ended 2006 of $9 million of sales to a minority held joint venture in Asia, as part of the Company’s strategy to increase manufacturing in best cost countries.

Increased customer pricing on replacement parts of $48 million was partly offset by net price reductions to the OEMs of $17 million.

Sales to original equipment manufacturers (“OEMs”) increased $88 million as follows:

•	$40 million in the Americas – representing growth of 3%;

•	$43 million in Europe – representing growth of 2%; and

•	$5 million in Asia – representing growth of 7%.

In the Americas, the underlying market demand remained fairly flat year over year, with reduced light vehicle production being largely offset by increased demand for heavy duty applications in response to U.S. emissions regulations tightening in 2007. The growth in sales was almost entirely due to new program launches and market share gains in Powertrain, Sealing Systems and Vehicle Safety and Performance.

Although overall light vehicle production rose in Europe, the Company’s specific customer base experienced a slight decline in sales, which was only partially offset by increased demand for commercial vehicle applications. New program launches and market share growth in Powertrain and Vehicle Safety and Performance more than offset the reduction in underlying market demand

Sales to aftermarket customers fell by $164 million as follows:

•	$152 million reduction in the Americas – representing a decline of 7%;

•	$15 million reduction in Europe – representing a decline of 2%; and

•	$3 million increase in Asia – representing growth of 7%.

The principal cause of the sales reduction in the Americas is a combination of lower consumer disposable income, increased gasoline prices, and the absence of extreme weather conditions in North America. During 2006, the Company also embarked on a strategy of exiting from a number of unprofitable product lines, resulting in lower sales but increased profitability. In Europe, the Company is experiencing a continuing reduction in demand for replacement engine parts, partially offset by new customer wins.

Gross margin increased by $64 million, or 6%, to $1,105 million for the year ended December 31, 2006 from $1,041 million in 2005. Productivity improvements, net of labor and benefits inflation, and aftermarket price increases in excess of OEM price reductions increased gross margin by $99 million and $21 million, respectively. The acquisition of FMG increased gross margin by a further $11 million.

The decreased sales volumes referenced above combined with adverse product mix, primarily in Powertrain, to reduce margins by $78 million. Raw materials cost inflation was $33 million before the offset of material price escalators, although the Company was able to negotiate reductions on purchased parts sold through the aftermarket of $15 million.

In October 2006, as part of the discharge of U.K. Administration, the Company settled its U.K. pension liabilities and was relieved of responsibility for all U.K. pension benefit obligations. Prior to settlement, the Company was incurring pension expense for the related employees of approximately $8 million per month, recorded as cost of goods sold. Once the pension was settled, the Company no longer recorded any charges relating to its U.K. pension plans, resulting in a $21 million increase in year over year gross margins.

Reporting Segment Results 2006 v. 2005

The following table provides changes in sales and gross margin for the year ended December 31, 2006 compared with the year ended December 31, 2005 for each of the Company’s reporting segments.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
2005 Sales	$2,172	$476	$718	$2,920	$—	$6,286
Sales volumes and new business	62	5	21	(164)	—	(76)
Customer pricing	(21)	(5)	(1)	48	—	21
Commodity price escalators	10	—	—	—	—	10
Acquisition / divestiture	65	—	(12)	—	—	53
Foreign currency	14	—	4	14	—	32
Other	(17)	—	(6)	23	—	—

2006 Sales	$2,285	$476	$724	$2,841	$—	$6,326

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
2005 Gross Margin	$298	$18	$172	$646	$(93)	$1,041
Sales volumes / mix	(14)	2	5	(71)	—	(78)
Customer pricing	(21)	(5)	(1)	48	—	21
Sourcing / raw materials, net of escalators	(16)	2	(9)	15	—	(8)
Productivity, net of inflation	50	20	6	21	2	99
Acquisition / divestiture	11	—	(1)	—	—	10
Pension charges	—	—	—	1	20	21
Foreign currency	1	—	(2)	1	(1)	(1)

2006 Gross Margin	$309	$37	$170	$661	$(72)	$1,105

Powertrain

The decline in light vehicle production in North America was largely offset by increased demand for heavy duty and commercial vehicle applications in both North America and Europe, leaving Powertrain unaffected by changes in underlying market demand. Although the underlying market was flat, sales increased by $62 million due to new program launches and market share growth, primarily piston and ring programs in Europe, where roughly 70% of this segment’s sales are generated. Reductions in customer pricing of $21 million were more than offset by an increase in sales of $77 million related to the acquisition of a controlling interest in FMG in May 2006, partially offset by the transfer of $9 million of sales to a non-consolidated joint venture in Asia and favorable foreign currency of $14 million.

Gross margin increased by $11 million in 2006. There was a significant shift in the mix of products sold despite sales volume increases which reduced margins by $14 million. This reduction was mostly offset by $11 million in additional margin from the acquisition of FMG. Improvements in year over year manufacturing productivity produced $50 million of additional margin, which was sufficient to offset $21 million of reduced customer pricing and $16 million in raw material cost inflation, net of $10 million in aluminum price escalators.

Sealing Systems

Sales volumes increased $5 million during 2006, which were offset by global price reductions of $5 million. Although volumes increased globally, this segment was impacted by lower production demand from its core

European customers, but won new programs and market share in North America where the segment generates roughly 70% of its sales.

Gross margin increased by $19 million during 2006 as compared to 2005. Improved efficiency, mostly in the North American manufacturing operations, increased margin by $20 million. The favorable volume impact of $2 million, and net raw material price reductions of $2 million were more than offset by customer price reductions of $5 million.

Vehicle Safety and Performance

Sales volumes increased $21 million. The strong demand in North America for heavy duty applications was sufficient to offset reduced light vehicle production resulting in a slight increase in underlying market demand of $4 million. This was enhanced by new program launches of $21 million representing 7% growth. In Europe, where VSP generates 55% of its sales, weaker demand from both the traditional OE market and the OE spares market resulted in a $20 million (or 5%) decline in underlying demand. This decline was partially offset by new program launches of $16 million, resulting in a net volume decline of 1%. The December 2005 divestiture of the Kilmarnock, Scotland business reduced sales by $12 million, and unfavorable customer pricing reduced sales by a further $1 million. These adverse impacts of $13 million were partially offset by $4 million in favorable foreign currency.

Gross margin decreased by $2 million during 2006, partially due to $2 million in adverse foreign currency movements. Increased sales volumes of $5 million and productivity (net of labor and benefits inflation) of $6 million, were offset by raw material inflation of $9 million, customer pricing reductions of $1 million, and $1 million of margin lost through the 2005 divestiture of the Kilmarnock, Scotland business.

Aftermarket Products and Services

Net sales decreased $79 million during 2006. The decrease in sales volumes of $164 million was partially offset by favorable customer pricing of $48 million and favorable foreign currency of $14 million.

Geographically, sales volumes to aftermarket customers changed as follows:

•	$152 million reduction in the Americas – representing a decline of 7%;

•	$15 million reduction in Europe – representing a decline of 2%; and

•	$3 million increase in Asia – representing growth of 7%.

The principal cause of the sales reduction in the Americas is a combination of lower consumer confidence, increased gasoline prices, and the absence of extreme weather conditions in North America. During 2006, the Company also embarked on a strategy of exiting from a number of unprofitable product lines – resulting in lower sales but increased profitability. In Europe, the Company is experiencing a continuing reduction in demand for replacement engine parts, although this is being partially offset by new customer wins.

Gross margin increased $15 million in 2006. The impact of lower sales volumes and mix reduced gross margin by $71 million, an average conversion of 41%, which was more than offset by favorable customer pricing of $48 million, improvements in the unit costs of purchased products of $15 million, favorable foreign currency movements of $1 million, and operating efficiencies of $21 million. The increased operating efficiency arises from improvements in distribution and logistics costs incurred at dedicated aftermarket distribution centers and productivity in the APS manufacturing facilities.

Corporate

Corporate expenses fell by $21 million principally due to the cessation of the U.K. pension charge following settlement in October 2006 of the U.K. pension liabilities. Prior to settlement, the Company was incurring approximately $8 million per month in pension expense for the related employees.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses were $848 million in 2006 compared to $884 million in 2005; a reduction of $36 million. SG&A expenses decreased due to:

•	Cost saving measures in selling, marketing, administration and purchasing activities of $20 million, net of labor and benefits inflation;

•	Reduced pension expense of $8 million due to the settlement of the U.K. pension obligations;

•	Reduced bad debt expense of $6 million as a result of the non-recurrence of a customer bankruptcy in 2005, and improvements in customer payments to invoice terms;

•	Favorable foreign exchange impacts of $4 million; and

•	Lower depreciation expense of $3 due to reductions in capital spending.

These reductions in SG&A were partially offset by $8 million of SG&A added due to the acquisition of FMG.

Included in SG&A expenses above were research and development (“R&D”) costs, including product engineering and validation costs, of $162 million in 2006 compared to $170 million in 2005. As a percentage of OE sales, research and development was 5% in both 2006 and 2005.

Interest Expense

Net interest expense increased to $206 million in 2006 compared with $132 million in 2005 due to higher interest rates and lower interest income compared to 2005. In accordance with SOP 90-7, the Company has not accrued the contractual interest of $162 million on certain of its pre-petition debt.

Restructuring Expense

Restructuring expense was $66 million in 2006 compared to $30 million in 2005. As announced in January 2006, the Company has commenced a three-year restructuring plan to streamline the Company’s operations and reduce excess capacity. As part of this program, several facilities were announced for closure during 2006, resulting in significant restructuring charges associated with severance programs for affected employees.

Other Income/Expense, Net

Other income, net was $10 million in 2006, compared with other income, net of $24 million in 2005. The decrease in other income is primarily due to one-time gains on disposal of property, plant and equipment in 2005.

Reporting Segment Results 2005 v. 2004

The following table provides changes in sales and gross margin for the year ended December 31, 2005 compared with the year ended December 31, 2004 for each of the Company’s reporting segments.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
2004 Sales	$2,146	$503	$673	$2,852	$—	$6,174
Sales volumes and new business	31	(24)	43	2	—	52
Price changes	(16)	(4)	1	21	—	2
Smithville business interruption	—	—	—	25	—	25
Foreign currency	11	1	1	20	—	33

2005 Sales	$2,172	$476	$718	$2,920	$—	$6,286

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
2004 Gross Margin	$316	$45	$170	$673	$(27)	$1,177
Production volumes / new business / mix	(18)	(23)	24	(41)	—	(58)
Price changes	(16)	(4)	1	21	—	2
Sourcing / raw materials	(14)	(9)	(22)	4	—	(41)
Smithville business interruption	—	—	—	13	—	13
Productivity, net of inflation	41	9	5	(28)	(9)	18
Pension charges	—	—	—	—	(57)	(57)
Foreign currency	(11)	—	(6)	4	—	(13)

2005 Gross Margin	$298	$18	$172	$646	$(93)	$1,041

Powertrain

With relatively flat light vehicle production in both North America and Europe, Powertrain sales volumes increased by $31 million, primarily as a result of new customer awards entering current production in North America, Europe and Asia. The impact of these increased sales volumes was partially offset by price reductions of $16 million, with foreign currency effects, primarily on European business, increasing sales by $11 million.

Gross margin decreased by $18 million. Productivity gains exceeded labor and benefits inflation by $41 million, but this impact was offset by customer price reductions of $16 million, raw material cost inflation of $14 million, and negative foreign currency impacts of $11 million. These currency impacts are largely as a result of operations in Mexico and Poland having sales prices fixed in U.S. dollars and Euros, respectively. Gross margin further decreased by $18 million despite higher sales volumes due to a lower than normal margin on new programs and unfavorable product mix effects of $5 million combined with the impact of lower production for the Company’s Aftermarket of $13 million, largely in support of successful inventory reduction efforts.

Sealing Systems

Sales volumes decreased $24 million during 2005 due primarily to the heavy dependence of this segment on key platforms, such as those used in SUVs in North America, and customers that experienced reduced demand despite the North American and European light vehicle markets remaining relatively flat. Sales were further impacted by customer price reductions of $4 million, with foreign currency effects increasing sales by $1 million.

Gross margin decreased by $27 million during 2005 as compared to 2004. Lower OE volumes reduced gross margin by $10 million, with the impact of reduced production for the Company’s aftermarket reducing margins further by $13 million. The Sealing Systems business is a significant user of steel and hydrocarbon-based products, the cost of which increased significantly during the latter half of 2004 and remained higher throughout 2005. As a result raw material cost inflation reduced gross margin by $9 million. These negative impacts were partially offset by productivity in excess of labor inflation of $9 million, but price reductions to customers were further increased by $4 million.

Vehicle Safety and Performance

Sales volumes increased $43 million primarily due to new business gains originating in North America and Europe in both the traditional OE market and in OE spares.

Increased sales volumes contributed $24 million in gross margin during 2005 as compared to 2004, which were mostly offset by increased raw material costs of $22 million attributable to the increased costs of steel backing plates used in disc pad production and chemicals and resins used in friction material formulations. Productivity improvements, net of labor and benefits inflation of $5 million and customer price recoveries of $1 million, offset the adverse impact of foreign currency of $6 million. The currency impact is largely a result of operations in the Czech Republic selling in Euros while maintaining a cost base denominated in the local currency.

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

Although sales volumes were relatively flat in 2005 compared with 2004, adverse product mix, the cost of establishing new customer programs and new product launches resulted in a year over year decline in gross margin of $41 million. However, the gross margin was increased by the reversal of the $13 million impact on the 2004 gross margin of the fire at the Company’s distribution center mentioned above. Productivity improvements only partially offset the impact of labor and benefits inflation, with freight and distribution logistics costs increasing, partly due to increased fuel prices, and partly to meet changing customer demands. The impact of price increases on gross margins was $21 million.

Corporate

Corporate expenses are comprised primarily of certain central headquarters functions as well as employee post-retirement benefits and other general insurance coverages. The increase of $66 million in Corporate expenses is primarily due to increased employee benefit costs associated with the Company’s U.K. pension plans.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $884 million in 2005 compared to $950 million in 2004. Despite increased employee benefit costs, SG&A decreased as a percentage of sales primarily due to the Company’s cost reduction efforts.

Included in SG&A expenses above were R&D costs, including product engineering and validation costs, of $170 million in 2005 compared to $181 million in 2004. As a percentage of OE sales, research and development was 5% in both 2005 and 2004.

Interest Expense

Net interest expense increased to $132 million in 2005 compared with $102 million in 2004 due to increased borrowings and interest rate increases. In accordance with SOP 90-7, the Company has not accrued the contractual interest of $151 million on certain of its pre-petition debt.

Restructuring Expense

Restructuring expense was $30 million in 2005 compared to $18 million in 2004. In January 2006, the Company commenced a three-year restructuring plan to streamline the Company’s operations and reduce excess capacity. As part of the Company’s restructuring program, two facilities were announced for closure in December 2005, resulting in significant restructuring charges associated with severance programs for affected employees.

Other Income/Expense, Net

Other income, net was $24 million in 2005, compared with other expense, net of $4 million in 2004, primarily due to gains on disposal of property, plant and equipment.

Adjustment of Assets to Fair Value

Definite-Lived Long-Lived Assets

The Company recorded impairment charges of $45.9 million, $75.1 million and $82.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, to adjust definitive-lived long-lived assets to their estimated fair values in accordance with SFAS No. 144. The charges by reporting segment are as follows:

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Powertrain	$18.2	$41.4	$72.7
Sealing Systems	19.9	5.1	3.1
Vehicle Safety and Performance	9.9	9.1	3.3
Aftermarket Products and Services	1.1	19.5	3.4
Corporate	—	—	0.2
Other	(3.2)	—	—

	$45.9	$75.1	$82.7

2006 Impairments

Powertrain:

•

The Company, during 2006, announced the closure of its Malden, Missouri and St. Johns, Michigan manufacturing facilities. As a result of these closures, the book values associated with buildings and production equipment has been assessed in relation to their estimated net realizable values, and impairment charges of approximately $7.1 million and $3.4 million, respectively, were recorded.

•

The Company recorded other impairment charges of $7.7 million related to certain Powertrain operating locations, primarily as a result of reduced volumes resulting in a revaluation of the expected future cash flows of these operations as compared to the current carrying value of property, plant and equipment.

Sealing Systems:

•

The Company recorded impairment charges of $7.9 million related to the identification of an operating facility that the Company intends to close as part of the Company’s ongoing restructuring efforts. In addition, the Company recorded $12 million of impairment charges related to assets at certain Sealing System operating facilities where the Company’s assessment of estimated future cash flows, when compared to the current carrying value of property, plant and equipment, indicated an impairment was necessary.

Vehicle Safety and Performance:

•

The Company recorded impairment charges in the amount of $9.1 million related to three of its Friction locations. Buildings and production equipment at these locations had previously been impaired in connection with the closure and anticipated sale of the facilities. After re-evaluation of the estimated fair market values at these locations, additional impairment charges were deemed appropriate as of December 31, 2006.

•

The Company recorded other impairment charges of 0.8 million related to certain Friction operating locations, primarily as a result of reduced volumes resulting in a revaluation of the expected future cash flows of these operations as compared to the current carrying value of property, plant and equipment.

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

Aftermarket Products and Services:

•

The Company recorded an impairment charge of $9.5 million for the impairment of assets in Century, Missouri, a foundry and machining brake location. This impairment is due to other than temporary declines in sales volumes and profitability at this facility. The Company also recorded a charge of $6.1 million for the impairment of assets of the Upton, U.K. Aftermarket spark plug manufacturing operation. The Company announced the closure of its Upton facility during December 2005 in an effort to reduce excess capacity and consolidate locations.

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

Goodwill and Other Intangible Assets

The Company evaluates its recorded goodwill for impairment annually as of October 1 and in accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. As a result of its annual assessment, the Company recorded impairment charges of $46.4 million and $193.7 million for the years ended December 31, 2005 and 2004, respectively, to adjust goodwill to its estimated fair value. There was no impairment charge required for the year ended December 31, 2006. The charges by reporting segment are as follows:

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Powertrain	$—	$46.4	$—
Sealing Systems	—	—	193.7
Vehicle Safety and Performance	—	—	—
Aftermarket Products and Services	—	—	—

	$—	$46.4	$193.7

As of October 1, 2005, the Company performed its annual impairment analysis as required by SFAS No. 142 and recorded an impairment charge in the Powertrain operating unit of $46.4 million to adjust the carrying value of goodwill of the Global Bearings operating unit to estimated fair value. The estimated fair value of the operating unit was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. The 2005 impairment charge is attributable to continued price reduction pressure, high steel prices and an asset intensive operation.

As of October 1, 2004, the Company performed its annual impairment analysis as required by SFAS No. 142 and recorded an impairment charge in the Sealing Systems operating unit of $193.7 million to adjust the carrying value of goodwill to estimated fair value. The estimated fair value of the operating unit was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. The 2004 impairment charge is primarily attributable to a decrease in the operating unit’s estimated fair value based upon the effect of market conditions on current operating results and on management’s projections of future financial performance. During the second quarter of 2005, the Company completed its phase two impairment analysis, which included asset valuation and allocation procedures. Based upon this analysis, the goodwill impairment charge recorded during 2004 was reduced by $7.7 million to $186 million to reflect the amount of implied goodwill associated with the Sealing Systems operating unit.

Chapter 11 and U.K. Administration Related Reorganization Expense

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

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Professional fees directly related to the filing	$68.8	$76.9	$92.5
Critical employee retention costs	12.3	13.1	10.3
Discharge of U.K. Administration fees & other costs	29.4	27.5	15.4
Interest income earned on restricted cash	(15.4)	—	—
Deutsche Bank break fee	—	20.7	—
Gain on settlement of outstanding claim	—	—	(18.5)

	$95.1	$138.2	$99.7

The Administrators of the U.K. Debtors and the Plan Proponents, on September 26, 2005, entered into an agreement outlining the terms and conditions of distributions to the creditors of the U.K. Debtors (“U.K. Settlement Agreement”). Prior to this agreement, T&N Ltd. had agreed to sell certain long-term intercompany notes held by T&N Limited (“Loan Notes”) to Deutsche Bank as a means to fund expected distributions. In December 2005 in accordance with terms of the Settlement Agreement, the Company elected to retain the Loan Notes and as a result, the Company incurred and paid a $20.7 million “break fee” for not consummating the Loan Notes sale. This break fee has been recorded within Chapter 11 and U.K. Administration related reorganization expenses.

The Company, in July 2004, reached an agreement with a creditor of one of the Company’s U.S. subsidiaries whereby the Company and the creditor settled an outstanding liability of $20.0 million in exchange for a general unsecured claim of $1.5 million. The settlement agreement was approved by the Bankruptcy Court on July 30, 2004. As a result of this agreement, the Company reduced its recorded liability for this claim and recorded $18.5 million as a reduction to Chapter 11 and U.K. Administration related reorganization expense.

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

Estimates of restructuring charges are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the exit plan are not likely. In certain countries where the Company operates, statutory requirements include involuntary termination benefits that extend several years into the future. Accordingly, severance payments continue well past the date of termination at many international locations. Thus, these programs appear to be ongoing when, in fact, terminations and other activities under these programs have been substantially completed. Management expects that future savings resulting from execution of its restructuring programs will generally result in full pay back within 36 months.

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Company reversed approximately $5 million, $3 million and $6 million of previously recorded reserves in 2006, 2005 and 2004, respectively. Such reversals are recorded consistent with SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, and result from actual costs at program completion being less than costs estimated at the commitment date. In most instances where final costs are lower than original estimates, the Company experienced a higher rate of voluntary employee attrition than estimated as of the commitment dates resulting in lower severance costs.

Management expects to finance these restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under its existing DIP credit facility, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse impact on its liquidity position.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity for 2006, 2005 and 2004. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance, and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Balance at January 1, 2004	$31.3	$2.2	$0.9	$6.9	$4.4	$45.7
Provisions	13.0	1.7	—	6.6	1.8	23.1
Reversals	(1.0)	—	—	(0.7)	(3.9)	(5.6)
Payments	(23.6)	(0.2)	(0.7)	(10.1)	(1.3)	(35.9)
Foreign currency	(1.0)	0.1	1.4	0.2	(0.1)	0.6

Balance at December 31, 2004	18.7	3.8	1.6	2.9	0.9	27.9
Provisions	14.8	1.0	0.9	13.1	3.7	33.5
Reversals	(1.7)	(0.1)	(0.4)	(0.6)	(0.5)	(3.3)
Payments	(13.2)	(2.1)	(1.1)	(2.0)	(3.9)	(22.3)
Reclassification to post employment benefits	(5.5)	(1.2)	(0.1)	—	—	(6.8)
Foreign currency	(2.5)	(0.5)	—	(0.1)	0.4	(2.7)

Balance at December 31, 2005	10.6	0.9	0.9	13.3	0.6	26.3
Provisions	34.8	15.2	3.5	16.0	2.1	71.6
Reversals	(3.2)	(0.6)	(0.6)	(0.8)	—	(5.2)
Payments	(21.5)	(6.2)	(3.5)	(21.4)	(2.6)	(55.2)
Foreign currency	1.4	0.7	0.1	0.5	(0.1)	2.6

Balance at December 31, 2006	$22.1	$10.0	$0.4	$7.6	$—	$40.1

Significant restructuring activities for the year ended December 31, 2006

In addition to previously initiated restructuring activities, the Company, in January 2006, announced a global restructuring plan (“Restructuring 2006”) as part of its global profitable growth strategy. This plan will affect approximately 25 facilities and reduce the Company’s workforce by approximately 10% by the end of 2008. The Company continues to evaluate the individual components of this plan, and will announce those components as plans are finalized. The Company, as part of the Restructuring 2006 Program, announced the closure of its facilities located in Alpignano, Italy; Upton, United Kingdom; Malden, Missouri; Pontoise, France; Rochdale, United Kingdom; Slough, United Kingdom; St. Johns, Michigan; St. Louis, Missouri; and Bretten, Germany. The Company also announced the transfers of low volume production with high labor content from its facilities in Nuremberg, Germany, Wiesbaden, Germany, and Orleans, France to existing facilities in best cost countries.

Included in the summary table above, the payment activity and remaining reserves associated with activities executed under Restructuring 2006 are as follows:

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2005	$4.5	$—	$0.7	$11.6	$—	$16.8
Provisions	34.3	15.3	2.0	15.1	0.1	66.8
Reversals	(3.0)	(0.6)	(0.4)	(0.8)	—	(4.8)
Payments	(19.2)	(5.8)	(1.9)	(20.6)	(0.1)	(47.6)
Foreign currency	0.7	0.5	—	0.4	—	1.6

Balance of reserves at December 31, 2006	$17.3	$9.4	$0.4	$5.7	$—	$32.8

Significant components of charges related to Restructuring 2006 are as follows:

	Total Expected Costs	Prior to 2006	Incurred During 2006	Estimated Additional Charges
	(Millions of dollars)
Powertrain	$53.5	$4.2	$31.3	$18.0
Sealing Systems	28.7	—	14.7	14.0
Vehicle Safety and Performance	32.9	1.3	1.6	30.0
Aftermarket Products and Services	39.3	13.0	14.3	12.0
Corporate	1.1	—	0.1	1.0

Total	$155.5	$18.5	$62.0	$75.0

The Company expects to achieve annual cost savings of $140 million subsequent to completion of this restructuring program.

Significant restructuring activities for the year ended December 31, 2005

The Company reclassified certain restructuring reserves related to German early retirement (“ATZ”) programs from Restructuring reserves to Post-employment benefits during 2005. This reclassification was made in anticipation of the Emerging Issues Task Force (“EITF”) No. 05-05. This EITF recommends that certain charges related to German ATZ programs are recorded as Postemployment Benefits.

Significant components of charges related to Restructuring 2006 were as follows:

The closure of the Company’s facilities located in Alpignano, Italy and Upton, United Kingdom were announced during December 2005 and ultimately incorporated into the Restructuring 2006 Program. Also, as part of this program, the Company commenced a restructuring of its Aftermarket Products and Services’ sales and marketing functions designed to drive business growth and to improve customer focus. Through realignment of the sales force on a regional basis, the Company intends to strengthen customer relations particularly in emerging markets. The Company has recorded the amount of severance associated with these announced closures that is probable and estimable as of December 31, 2005, and that is not attributable to future service from the current employees. In 2005, the Company recorded $18.5 million in restructuring charges associated with Restructuring 2006.

In addition to the Restructuring 2006 program, the Company had previously initiated several individual location restructuring programs. The details of activity during 2005 associated with these individual location programs are as follows:

Powertrain

•

The Company’s North American engine bearing operations recorded restructuring charges of approximately $4 million related to their programs to transfer certain low volume production with high labor content to best cost geographies, specifically Mexico. Payments of approximately $3 million and $1 million were recorded during the years ended December 31, 2005 and 2006, respectively. There were no remaining reserves associated with this project as of December 31, 2006. Expected savings associated with the project are estimated to be approximately $7 million per year.

•

Severance charges of approximately $3 million were recorded relating to the previously announced closure of the Company’s piston manufacturing facility in LaGrange, GA. Production at the facility was transferred to existing manufacturing facilities with available capacity or with lower manufacturing costs in China. Mexico and the United States. These charges are in addition to the approximately $1 million in charges recorded in 2004. During 2005, payments of $3 million were made related to this project resulting in a remaining reserve of approximately $1 million as of December 31, 2005. Expected savings associated with the project are estimated to be approximately $6 million per year. Activities and associated payments related to this program were completed in 2006.

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

Corporate

•

The Company recorded severance charges of approximately $3 million related to the consolidation of certain Information Systems functions. Payments of approximately $2 million were made against this reserve. Remaining reserves as of December 31, 2005 were paid during the first quarter of 2006. This restructuring activity is being executed as part of a larger initiative to migrate the Company’s legacy systems to a common global ERP platform.

Significant restructuring activities for the year ended December 31, 2004

Powertrain

•

The Company recorded approximately $9 million of severance cost related to the closure of the Bradford, United Kingdom piston operations initially announced in 2003. This incremental severance charge has been recorded pursuant to an agreement reached with certain employees of the facility during 2004. While the closure of the Bradford facility was completed during 2004, payments related to this severance program will extend through 2014. Subsequently, payments of $1 million, $3 million, and $1 million were made against this provision during the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, approximately $4 million was remaining as a restructuring reserve related to this program. Expected future cost savings associated with the Bradford facility closure are estimated to be approximately $14 million per year.

•

The Company’s German engine bearing operations continued their restructuring program to transfer certain low volume production with high labor content to best cost geographies, specifically Poland. Restructuring charges of approximately $3 million were recorded during 2004 related to severance costs incurred pursuant to a statutory early retirement program. These charges are in addition to the approximately $10 million recorded prior to 2004. Payments of approximately $9 million, including $2 million in 2005, were made against this reserve as of December 31, 2004. At December 31, 2005, the Company transferred the remaining reserves of approximately $4 million related to these activities to Postemployment Benefits.

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

Income Taxes

For 2006, the Company recorded an income tax benefit of $64.0 million on a loss from continuing operations before income taxes of $613.6 million, compared to income tax expense of $131.5 million on a loss from continuing operations before income taxes of $202.7 million in 2005. In 2006, the primary differences between the Company’s income tax expense at its statutory rate and actual tax expense recorded are the valuation allowances, tax reserve releases and tax refunds.

The significant items included in the variance from the United States statutory rate are related to foreign operations, tax refunds, valuation allowance changes, and certain other items, which are described as follows:

•

$71.3 million of statutory rate variance is related to certain foreign operations. This amount is primarily related to United Kingdom losses with statutory tax benefits below the United States statutory rate and the United States tax impact of certain income inclusions from foreign operations.

•

$98.0 million in income tax benefit for tax refunds and reserve releases recorded during the year. The United States recorded a tax benefit of $18.5 million primarily due to the carryback of certain net operating losses that resulted in refunds. In addition, as a result of the United Kingdom company voluntary arrangements becoming effective in 2006, the ability to claim certain United States and United Kingdom deductions became probable, which allowed for the release of $56.8 million in tax reserves. The Company recorded a tax benefit of $22.7 million for changes to German tax regulations that clarify deductions of interest expenses on certain debt previously considered non-deductible tax items for local income tax purposes.

•

$533.7 of income tax benefit primarily related to United States net operating losses. As a result of the company voluntary arrangements becoming effective, certain intercompany loans were written down, resulting in significant tax losses in the United States.

•

$705.8 million for valuation allowances, primarily related to the deferred tax assets on net operating losses recorded in the United States and United Kingdom in conjunction with intercompany loan write down.

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

Liquidity and Capital Resources

Cash Flow Provided by Operating Activities

Net cash used by operating activities totaled $422 million for the year ended December 31, 2006 compared to net cash provided by operating activities of $318 million for the year ended December 31, 2005. Significant factors contributing to the net use of cash for operating activities during 2006 included $744 million of payments related to the discharge of U.K. Administration. Cash paid to the U.K. Administrators upon discharge previously had been recorded as restricted cash, which was $700.9 million as of December 31, 2005.

Cash Flow Used by Investing Activities

Cash flow used by investing activities was $239 million in 2006. Capital expenditures were $237 million, partially offset by proceeds from the divestiture of assets.

Cash flow used by investing activities was $160 million in 2005. Capital expenditures were $190 million, partially offset by proceeds from the divestiture of assets.

The Company maintains investments in 20 non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $187 million and $159 million as of December 31, 2006 and 2005, respectively.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts including pistons, pins, piston rings, and cylinder liners, to OE and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of December 31, 2006, the total amount of the contingent guarantee, were all triggering events to occur, approximated $55 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the joint venture partners interest in the affiliate. If this put option is exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such contingencies on the future liquidity position of the Company.

Cash Flow Provided from Financing Activities

Cash flow provided from financing activities was $608 million for year ended December 31, 2006, compared to cash flow used by financing activities of $406 for year ended December 31, 2005. This change primarily resulted from the release of $762 million in restricted cash in 2006, partially offset by net payments on the Company’s available credit facilities.

In connection with the Restructuring Proceedings, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. In November 2006, the Company amended its DIP facility, modifying certain terms of the agreement and extending the term of the post-petition financing through July 1, 2007. The amended DIP facility consists of a $500 million revolving credit facility (“Revolving Credit Facility”) and a $275 million term loan facility (“Term Loan Facility”). The proceeds of the Term Loan Facility were used primarily to supplement the funding necessary for the discharge of U.K. Administration and for general corporate purposes.

The Revolving Credit Agreement has an interest rate of either the ABR plus 1 1/4 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2 1/4 percentage points. Interest on the Term Loan accrues at a rate of either the ABR plus 1 percentage point or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2 percentage points. ABR is the greater of either the bank’s prime rate or the federal funds rate plus  1/2 percentage point.

The Company’s available borrowings under the amended DIP credit facility are determined by the underlying collateral at any point in time, consisting of its domestic inventories and domestic accounts receivable. The DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. Based upon the collateral securing the DIP credit facility and the overall contractual commitment, the Company had $474 million available for borrowings on the Revolving Credit Facility at December 31, 2006, of which the Company had $96 million of outstanding borrowings and has issued $25 million in letters of credit.

The Company has the following contractual debt obligations and commercial commitments outstanding at December 31, 2006:

Maturities of Contractual Obligations	Debt	Operating Leases
	(Millions of Dollars)
Less than 1 year	$482.1	$27.2
1-3 years	26.7	37.1
4-5 years	—	21.9
Thereafter	—	19.0
Liabilities subject to compromise	4,168.1	—

Total(1)	$4,676.9	$105.2

Expiration of Other Commercial Commitments	Letters of Credit
(Millions of Dollars)
Less than 1 year	$24.5
Liabilities subject to compromise	51.0

Total	$75.5

(1)

The amounts above exclude the Company’s minimum statutory or negotiated pension plan and other postemployment benefit funding requirements, which are $275 million over the next two years, including $138 million in 2007. The minimum funding requirements after 2007 are dependent upon several factors. The Company also has payments due under other postemployment benefit plans. These other plans are funded as benefits are paid, and are not required to be funded in advance.

The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, the Bankruptcy Court’s approval of management’s plans and the availability of financing. Management believes that cash on hand, cash flow from operations, and available borrowings under its DIP credit facility will be sufficient to fund capital expenditures and meet its post-petition operating obligations through the anticipated date of emergence from Chapter 11 in the U.S., expected in mid-2007. In connection with emerging from Chapter 11 Bankruptcy, the Company will be required to negotiate its debt financing structure, including the repayment of the DIP credit facility. In the event the Company does not emerge from Chapter 11 prior to the expiration of the DIP credit facility, the Company would be required to renegotiate this facility. In the longer term, the Company believes that the benefits from its announced restructuring programs and favorable resolution of its asbestos liability through Chapter 11 will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard or that the terms available for any future financing, if required, would be available or favorable to the Company. Also, resolutions of certain obligations, particularly asbestos obligations, are impacted by factors outside the Company’s control. Given these uncertainties, the Company’s auditors have raised substantial doubt regarding the Company’s ability to continue as a going concern.

At December 31, 2006, the Company was in compliance with all debt covenants under its existing DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the July 2007 expiration of the facility. Changes in the business environment, market factors, macro-economic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and Spain are party to accounts receivable factoring and discounting arrangements. Gross accounts receivable factored or discounted under these facilities were $272 million and $179 million as of December 31, 2006 and 2005, respectively. Of those gross amounts, $252 million and $159 million, respectively, were factored without recourse and treated as a sale under FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of December 31, 2006 and 2005, the Company has outstanding factored amounts of $9 million and $23 million, respectively, for which cash has not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the statement of operations within “other (income) expense, net.”

Asbestos Liability and Legal Proceedings

Note 21 to the consolidated financial statements, entitled “Litigation and Environmental Matters”, on pages 97 through 105 hereof, is incorporated herein by reference.

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

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ deficit for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive loss was decreased by $223 million in 2006 and increased by $304 million in 2005 due to cumulative translation adjustments resulting primarily from changes in the U.S. Dollar to the Euro and British Pound.

As of December 31, 2006 and 2005, the Company’s net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $664 million and $1,383 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $66.4 million and $138.3 million, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs. The Company did not have any foreign currency hedge contracts outstanding at December 31, 2006 or December 31, 2005.

Interest Rate Risk

In connection with the Restructuring Proceedings and in accordance with SOP 90-7, the Company ceased recording interest expense on its outstanding pre-petition Notes, Medium-term Notes, and Senior Notes effective October 1, 2001. The Company’s contractual interest not accrued or paid was $161.9 for each of the years ended December 31, 2006, 2005 and 2004. The Company continues to accrue and pay contractual interest on the Senior Credit Agreement in the month incurred, totaling $144.1 million, $109.7 million and $75.8 million in 2006, 2005 and 2004, respectively.

In connection with the Restructuring Proceedings, the Company entered into a DIP credit facility to supplement liquidity and fund operations during the restructuring proceedings. In November 2006, the Company amended its DIP facility, modifying certain terms of the agreement and extending the term of the post-petition financing through July 1, 2007. The interest rate on the amended DIP credit facility is either the alternate base rate (“ABR”) plus 1 1/4 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2 1/4 percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus  1/2 percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures. The Company, based upon the collateral securing the DIP credit facility and the overall contractual commitment, had $474 million available for borrowings on the Revolving Credit Facility at December 31, 2006, of which the Company had $96 million of outstanding borrowings and has issued $25 million in letters of credit.

Management believes that, due to the level of outstanding borrowings on the Company’s DIP credit facility, interest rate risk to the Company could be material if there are significant adverse changes in interest rates. However, management cannot predict with any certainty the level of interest rate risk that may exist following the completion of the Restructuring Proceedings.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials used in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price forward contract activity is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts, including exposures related to natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to fifteen months in the future. The Company had 54 contracts outstanding with a combined notional value of $55.4 million at December 31, 2006 that were not considered hedging instruments for accounting purposes. Unrealized losses of $3.3 million for the year ended December 31, 2006 were recorded to “other (income) expense, net.”

Management believes that commodity price risk associated with its outstanding commodity contracts is immaterial due to the low volume of commodity forward contract activity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal controls over financial reporting was conducted based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (the “COSO Framework”) of the Treadway Commission. Based on the evaluation performed under the COSO Framework as of December 31, 2006, management has concluded that the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as at December 31, 2006, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Federal-Mogul Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included as Item 8, that Federal-Mogul Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2006, and the financial statement schedule for the three years in the period ended December 31, 2006, and our report dated February 22, 2007 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Detroit, Michigan

February 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2006, listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock compensation in 2005.

As discussed in Note 20 to the consolidated financial statements, the Company changed its method of accounting for pensions and other postretirement plans in 2006.

/S/ ERNST & YOUNG LLP

Detroit, Michigan

February 22, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$6,326.4	$6,286.0	$6,174.1
Cost of products sold	5,221.2	5,245.3	4,996.8

Gross margin	1,105.2	1,040.7	1,177.3
Selling, general and administrative expenses	848.2	883.9	949.7
Adjustment of assets to fair value	45.9	121.5	276.4
Interest expense, net	205.8	131.6	101.5
Settlement of U.K. pension plans	500.4	—	—
Chapter 11 and U.K. Administration related reorganization expenses, net	95.1	138.2	99.7
Equity earnings of unconsolidated affiliates	(32.8)	(38.1)	(36.0)
Gain on involuntary conversion	—	—	(46.1)
Restructuring expense, net	66.4	30.2	17.5
Other (income) expense, net	(10.2)	(23.9)	4.0

Loss from continuing operations before income taxes	(613.6)	(202.7)	(189.4)
Income tax (benefit) expense	(64.0)	131.5	136.1

Loss from continuing operations	(549.6)	(334.2)	(325.5)
Loss from discontinued operations, net of income taxes	—	—	(8.5)

Net loss	$(549.6)	$(334.2)	$(334.0)

Basic and Diluted Loss Per Common Share:

Loss from continuing operations	$(6.15)	$(3.75)	$(3.73)
Loss from discontinued operations, net of income taxes	—	—	(0.10)

Net loss	$(6.15)	$(3.75)	$(3.83)

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
	(Millions of Dollars)
ASSETS
Current Assets:
Cash and equivalents	$359.3	$387.2
Restricted cash	—	700.9
Accounts receivable, net	992.6	1,011.1
Inventories, net	892.6	808.1
Prepaid expenses and other current assets	248.2	220.7

Total Current Assets	2,492.7	3,128.0
Property, plant and equipment, net	2,078.6	2,003.1
Goodwill and indefinite-lived intangible assets	1,205.3	1,189.5
Definite-lived intangible assets, net	254.3	289.6
Asbestos-related insurance recoverable	859.0	777.4
Prepaid pension costs	2.7	112.2
Other noncurrent assets	286.5	235.3

	$7,179.1	$7,735.1

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt, including current portion of long-term debt	$482.1	$606.7
Accounts payable	488.0	405.0
Accrued liabilities	435.0	536.0
Current portion of postemployment benefit liability	67.9	—
Other current liabilities	181.7	116.9

Total Current Liabilities	1,654.7	1,664.6
Liabilities subject to compromise	5,813.4	5,988.8
Long-term debt	26.7	8.1
Postemployment benefits	1,111.1	2,230.8
Long-term portion of deferred income taxes	81.8	62.4
Other accrued liabilities	185.1	181.4
Minority interest in consolidated subsidiaries	54.2	32.0
Shareholders’ Deficit:
Series C ESOP preferred stock	28.0	28.0
Common stock	445.3	445.3
Additional paid-in capital	2,160.2	2,154.6
Accumulated deficit	(4,151.7)	(3,602.1)
Accumulated other comprehensive loss	(229.7)	(1,458.8)

Total Shareholders’ Deficit	(1,747.9)	(2,433.0)

	$7,179.1	$7,735.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net loss	$(549.6)	$(334.2)	$(334.0)
Adjustments to reconcile net loss to net cash (used by) provided from operating activities:
Depreciation and amortization	328.9	344.2	335.7
Loss on settlement of U.K. pension plans	500.4	—	—
Payments of discharge in U.K. CVA settlement	(744.1)	—	—
Chapter 11 and U.K. Administration related reorganization expenses	95.1	138.2	99.7
Payments for Chapter 11 and U.K. Administration related reorganization expenses	(76.7)	(141.4)	(88.8)
Adjustment of assets to fair value	45.9	121.5	276.4
Restructuring charges, net	66.4	30.2	17.5
Payments against restructuring reserves	(55.2)	(22.3)	(36.1)
(Gain) loss on sale of assets and businesses	(3.8)	—	3.5
Gain on involuntary conversion	—	—	(46.1)
Insurance proceeds	—	—	102.2
Change in postemployment benefits, including pensions	93.6	167.7	83.4
Change in deferred taxes	14.4	(34.4)	15.8
Changes in operating assets and liabilities:
Accounts receivable	86.6	(16.3)	(29.1)
Inventories	(21.6)	94.2	(122.7)
Accounts payable	37.7	(1.1)	82.3
Other assets and liabilities	(239.7)	(27.9)	105.8

Net Cash (Used By) Provided From Operating Activities	(421.7)	318.4	465.5

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(237.4)	(190.3)	(267.5)
Net proceeds from the sale of property, plant and equipment	22.5	30.1	29.9
Net proceeds from the sale of businesses	7.8	—	10.7
Payments to acquire business	(32.3)	—	—

Net Cash Used By Investing Activities	(239.4)	(160.2)	(226.9)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on DIP credit facility	290.4	713.0	357.7
Principal payments on DIP credit facility	(490.0)	(420.0)	(400.0)
Increase (decrease) in short-term debt	(12.1)	7.6	13.4
Increase (decrease) in long-term debt	(1.3)	(1.0)	(2.0)
Change in restricted cash	762.3	(700.9)	—
Proceeds from factoring arrangements	59.4	—	—
Debt issuance fees	(0.8)	(4.3)	(6.5)

Net Cash Provided From (Used By) Financing Activities	607.9	(405.6)	(37.4)
Effect of foreign currency exchange rate fluctuations on cash	25.3	(66.0)	27.0

(Decrease) increase in cash and equivalents	(27.9)	(313.4)	228.2
Cash and equivalents at beginning of year	387.2	700.6	472.4

Cash and equivalents at end of year	$359.3	$387.2	$700.6

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Series C ESOP Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	(Millions of Dollars)
Balance at January 1, 2004	$28.0	$435.6	$2,060.5	$(2,933.9)	$(967.1)	$(1,376.9)
Net loss				(334.0)		(334.0)
Currency translation					290.7	290.7
Minimum pension liability					(602.7)	(602.7)

Total Comprehensive Loss						(646.0)
Issuance of stock, net		9.7	87.5			97.2

Balance at December 31, 2004	28.0	445.3	2,148.0	(3,267.9)	(1,279.1)	(1,925.7)
Net loss				(334.2)		(334.2)
Currency translation					(303.8)	(303.8)
Minimum pension liability					124.1	124.1

Total Comprehensive Loss						(513.9)
Stock compensation			6.6			6.6

Balance at December 31, 2005	28.0	445.3	2,154.6	(3,602.1)	(1,458.8)	(2,433.0)
Net loss				(549.6)		(549.6)
Currency translation					223.1	223.1
Minimum pension liability					1,160.0	1,160.0

Total Comprehensive Income						833.5
Statement No. 158 transition					(154.0)	(154.0)
Stock compensation			5.6			5.6

Balance at December 31, 2006	$28.0	$445.3	$2,160.2	$(4,151.7)	$(229.7)	$(1,747.9)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Financial Statement Presentation: The Company and all of its wholly-owned United States (“U.S”) subsidiaries filed voluntary petitions, on October 1, 2001 (the “Petition Date”), for reorganization (the “U.S. Restructuring” or the “Restructuring Proceedings”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom (“U.K.”) subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The High Court, in November 2006, approved the discharge of the Administration Proceedings for those U.K. subsidiaries that entered into Company Voluntary Arrangements.

The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring are herein referred to as the “Debtors.” The Chapter 11 Cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(JKF)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries were or are not party to any insolvency proceeding and, therefore, are not currently provided protection from creditors by any insolvency court and are operating in the normal course. The Chapter 11 Cases are further discussed in Note 2 to the consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. While operating as debtors-in-possession (“DIP”) under the protection of Chapter 11 of the Bankruptcy Code and subject to approval of the Bankruptcy Court, or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, the plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

The appropriateness of using the going concern basis for the Company’s financial statements is dependent upon, among other things: (i) the Company’s ability to comply with the terms of its DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) confirmation of the plan of reorganization under the Bankruptcy Code; and (v) the Company’s ability to achieve profitability following such confirmations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are stated at historical value, which approximates fair value. The Company does not generally require collateral for its trade accounts receivable.

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and the Company’s historical experience of write-offs. The Company’s general policy for uncollectible accounts, if not reserved through specific examination procedures, is to reserve based upon the aging categories of accounts receivable and whether amounts are due from an OE or aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. Included in selling, general and administration (“SG&A”) expenses are net bad debt recoveries of $0.9 million for the year ended December 31, 2006, bad debt expense of $4.3 million for the year ended December 31, 2005, and net bad debt recoveries of $1.4 million for the year ended December 31, 2004. The allowance for doubtful accounts was $29.2 million and $43.1 million at December 31, 2006 and 2005, respectively.

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and Spain are party to accounts receivable factoring and discounting arrangements. Gross accounts receivable factored or discounted under these facilities were $272 million and $179 million as of December 31, 2006 and 2005, respectively. Of those gross amounts, $252 million and $159 million, respectively, were factored without recourse and treated as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of December 31, 2006 and 2005, the Company has outstanding factored amounts of $9 million and $23 million, respectively, for which cash has not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the statement of operations within “other (income) expense, net.”

Inventories: Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (“LIFO”) method was used for 45% and 50% of the inventory at December 31, 2006 and 2005, respectively. The remaining inventories are recorded using the first-in, first-out (“FIFO”) method. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Long-Lived Assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, if required, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value.

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

Pension and Other Postemployment Obligations: Pension and other postemployment benefit costs are dependent upon assumptions used in calculating such costs. These assumptions include discount rates, health care cost trends, expected returns on plan assets, and other factors. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Engineering and Tooling Costs: Pre-production tooling and engineering costs that the Company will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides the Company the noncancelable right to use the tools or the reimbursement of such costs is agreed to by the customer. Pre-production tooling costs that are owned by the Company are capitalized as part of machinery and equipment, and are depreciated over the shorter of the toolings’ expected life or the duration of the related program.

Research and Development and Advertising Costs: The Company expenses research and development (“R&D”) costs and costs associated with advertising and promotion as incurred. R&D expense for continuing operations, including product engineering and validation costs, was $162.0 million, $169.9 million and $180.7 million for 2006, 2005 and 2004, respectively. As a percentage of OE sales, research and development was 5% for each of the years ended 2006, 2005, and 2004. Advertising and promotion expense for continuing operations was $55.4 million, $52.4 million and $44.5 million for 2006, 2005 and 2004, respectively.

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

Environmental Liabilities: The Company recognizes environmental liabilities when a loss is probable and reasonably estimable. Such liabilities are generally not subject to insurance coverage. Engineering and legal specialists within the Company based on current law and existing technologies, estimate each environmental obligation. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties will be able to fulfill their commitments at the sites where the Company may be jointly and severally liable with such parties. The Company regularly evaluates and revises its estimates for environmental obligations based on expenditures against established reserves and the availability of additional information.

Asset Retirement Obligations: The Company records asset retirement obligations in accordance with SFAS No. 143 Accounting for Asset Retirement Obligations, which requires the fair value of an asset retirement obligation to be recognized in the period in which it is incurred, and FASB Interpretation No. 47 (FIN 47) Accounting for Conditional Asset Retirement Obligations, an Interpretation of SFAS No. 143. FIN 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. FIN 47 also clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value can be reasonably estimated. The Company’s primary asset retirement activities relate to the removal of asbestos

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dust at its facilities. The Company records the asset retirement liability when the amount can be reasonably estimated, typically upon decision to close a facility.

Derivative Financial Instruments: The Company is exposed to market risks, such as fluctuations in foreign currency risk and commodity price risk. To manage the volatility relating to these exposures, the Company evaluates its aggregate exposures to identify natural offsets. For exposures that are not offset within its operations, the Company may enter into derivative transactions pursuant to its risk management policies. For accounting purposes, the Company’s outstanding derivatives contracts were not considered hedging instruments as of December 31, 2006. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company's objectives for holding derivatives are to minimize risks using the most effective and cost-efficient methods available.

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

Reclassifications: Certain items in the prior years’ financial statements have been reclassified to conform with the presentation used in 2006.

2. Voluntary Reorganization under Chapter 11 and U.K. Administration

Federal-Mogul Corporation, (''Federal-Mogul'' or the ''Company'') and all of its wholly-owned United States (“U.S.”) subsidiaries filed voluntary petitions for reorganization (the “U.S. Restructuring” or the “Restructuring Proceedings”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom (“U.K.”) subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The High Court, in November 2006, approved the discharge of the Administration Proceedings for those U.K. subsidiaries that entered into Company Voluntary Arrangements.

The Company and its U.S. and U.K. subsidiaries included in the U.S. Restructuring are herein referred to as the “Debtors.” The Chapter 11 Cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(JKF)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries were or are not party to any insolvency proceeding and, therefore, are not currently provided protection from creditors by any insolvency court and are operating in the normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors have been developing and are implementing a plan to address the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors are being paid for goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through plans of reorganization under the Bankruptcy Code.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Solicitation packages containing the Third Amended Plan of Reorganization and Disclosure Statement, various supporting documents and a ballot, if appropriate, were mailed on July 12, 2004 to known creditors of the Company and to holders of common and preferred stock interests in the Company. The overwhelming majority of the classes of claims and interests voted to accept the Plan. For the few classes of claims that voted to reject the Plan, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”) intended to either amend the Plan so as to obtain such classes’ accepting votes or seek to confirm the Plan over the objection of such classes.

The Fourth Amended Joint Plan of Reorganization (the “Plan”) for the Company and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court on November 21, 2006. The Plan was jointly proposed by the Company and the Plan Proponents. On February 2, 2007, the supplemental Disclosure Statement was approved by the Bankruptcy Court to be used in soliciting votes to accept or reject the Plan from those classes of creditors whose treatment under the Plan has changed since the last solicitation under the Third Amended Plan of Reorganization. In addition, a May 8, 2007 confirmation hearing was scheduled at which the Bankruptcy Court is expected to review and confirm the Plan.

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting the Company and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. The Plan provides that all currently outstanding stock of the Company will be cancelled, 50.1% of newly issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trust, and 49.9% of the newly issued common stock will be distributed pro rata to the noteholders. The holders of currently outstanding common and preferred stock of the Company, at the time those shares are cancelled, will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price. These warrants will only be of value if the market price of the shares of reorganized Federal-Mogul exceeds the predetermined exercise price during the 7-year term during which the warrants will be saleable or exercisable.

The Plan also provides: i) the U.S. asbestos trust will make a payment to the reorganized Company (or pay a portion of the stock in the reorganized Company to be issued to the asbestos trust in lieu thereof) for the agreed amounts that will be used by the U.K. Administrators to provide distributions on account of U.K. asbestos personal injury claims under the terms of the U.K. Settlement Agreement; ii) the U.S. asbestos trust will provide an option to Mr. Carl Icahn for the purchase of the remaining shares of the reorganized Company held by such trust; and (iii) if Mr. Carl Icahn does not exercise such option, he or one of his entities will provide certain financing to the U.S. asbestos trust.

Unsecured creditors, including trade creditors, of the U.S. Debtors are projected to have the option to either receive shares of the reorganized Federal-Mogul or receive cash distributions under the Plan equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate payout of all allowed unsecured claims against the U.S. Debtors does not exceed $258 million. Any excess above this amount could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive.

The Administrators of the U.K. Debtors and the Plan Proponents, on September 26, 2005, entered into an agreement outlining the terms and conditions of distributions to the creditors of the U.K. Debtors (“U.K. Settlement Agreement”). Prior to this agreement, the Company had agreed to sell certain long-term intercompany notes held by T&N Limited (“Loan Notes”) to Deutsche Bank as a means to fund expected distributions to creditors. In December 2005, in accordance with terms of the U.K. Settlement Agreement, the Company elected to retain the Loan Notes. Concurrently, the Loan Notes were transferred from the U.K. Debtors to a combination of a newly created non-debtor wholly-owned subsidiary of the Company and the U.S. parent, as provided in the Loan Note Sale Agreement. As the cash transferred was less than the face value of the Loan Notes, the transaction created a pre-tax loss for the U.K. Debtors and a corresponding pre-tax gain for the entities receiving these Loan Notes. In addition, the transaction created taxable income in the U.K. While the pre-tax gain and pre-tax loss are eliminated upon consolidation, these items are not eliminated from the Company’s Debtors condensed consolidated financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements included below or the guarantor financial statements included in Note 25. A copy of the Loan Notes Sale Agreement was filed with the SEC on Form 8-K on December 15, 2005.

Under the terms of the U.K. Settlement Agreement, certain amounts of cash within the U.K. Debtor entities, including cash contributed related to the transfer of the Loan Notes above, were restricted to settle specifically identified claims and liabilities of the U.K. Debtors. Restricted cash at December 31, 2005 was $700.9 million. In addition, remaining cash of the U.K. Debtor entities was limited for the general operating use of those entities, amounting to $42 million at December 31, 2005. A copy of the U.K. Settlement Agreement was filed with the SEC on Form 8-K on September 30, 2005.

The company voluntary arrangements (“CVAs”) became effective on October 11, 2006, resolving claims (other than those that are to be dealt with by the Plan) against the principal U.K. Debtors. The discharge of administration orders for the principal U.K. Debtors became effective on November 30, 2006. The CVAs divide asbestos claims against the principal U.K. Debtors into two categories: CVA Asbestos Claims and Chapter 11 Asbestos Claims. CVA Asbestos Claims are dealt with by the CVAs and it is intended that Chapter 11 Asbestos Claims will be dealt with by the Plan. The CVAs compromise and protect the CVA companies from the CVA Asbestos Claims. The trustees of the U.K. asbestos trust will pay dividends to CVA Asbestos claimants from the U.K. asbestos trust. Upon the effective date of the Plan, the Chapter 11 Asbestos Claims will be compromised. Accordingly, the Plan for the Company contemplates that the U.S. asbestos trustees look exclusively to the U.S. asbestos trust to pay dividends to Chapter 11 Asbestos claimants.

Restricted cash balances were moved in November 2006 to the U.K. Administrators who will act as Supervisors to pay out claims in accordance with the CVAs.

The Bankruptcy Court may confirm the plan of reorganization only upon making certain findings required by the Bankruptcy Code, and the plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. The pre-petition creditors of some Debtors may be treated differently than those of other Debtors under the proposed Plan and CVAs. The Company expects the Plan will be confirmed and approved.

Chapter 11 Financing

In connection with the Restructuring Proceedings, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. In November 2006, the Company amended its DIP facility, modifying certain terms of the agreement and extending the term of the post-petition financing through July 1, 2007. The amended DIP facility consists of a $500 million revolving credit facility (“Revolving Credit Facility”) and a $275 million term loan facility (“Term Loan Facility”). The proceeds of the Term Loan Facility were used primarily to supplement the funding necessary for the discharge of U.K. Administration and for general corporate purposes.

The Revolving Credit Agreement has an interest rate of either the ABR plus 1 1/4 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2 1/4 percentage points. Interest on the Term Loan accrues at a rate of either the ABR plus 1 percentage point or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2 percentage points. ABR is the greater of either the bank’s prime rate or the federal funds rate plus  1/2 percentage point.

The amended DIP facility is secured by the Company’s domestic assets and the DIP lenders received permission from the lenders of the Senior Credit Agreements to have a priority over their collateral interest. The Term Loan Facility has a first priority lien in the domestic fixed assets of the Company and a second priority lien in the Company’s domestic current assets. The Revolving Credit Facility has a first priority lien in the Company’s domestic current assets and a second priority lien in its domestic fixed assets. Availability under the Company’s Revolving Credit Facility is determined by the underlying collateral borrowing base at any point in time, consisting of the Company’s domestic inventories and domestic accounts receivable. The borrowing base available to the Company is calculated weekly based on the value of this underlying collateral. Commitments available under the amended DIP facility are mandatorily reduced by a portion of proceeds from certain future assets or business

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

divestitures. Amounts available and outstanding on the amended DIP facility are further discussed in Note 14 to the consolidated financial statements, “Debt.”

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

The Bankruptcy Court further ordered additional adequate protection to the noteholders in the form of either cash payment of one-half of one percent (0.5%) of the outstanding notes per year or the granting of an administrative expense claim pursuant to Section 507(b) of the Bankruptcy Code in the amount of one percent (1.0%) of the outstanding notes per year. The Company has elected to grant an administrative expense claim in favor of the noteholders for this additional adequate protection. All adequate protection administrative expense claims inured in favor of the noteholders are provisional in nature and subject to challenge by all parties-in-interest to the Restructuring Proceedings. Thus, the ultimate amount and related payment terms, if any, for these administrative expense claims will be established in connection with the Restructuring Proceedings. Accordingly, such additional administrative expense claims, approximating $108 million as of December 31, 2006, have not been recorded in the accompanying financial statements.

Financial Statement Classification

Virtually all of the Company’s pre-petition debt is in default. At December 31, 2006, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise.” This includes debt outstanding of $1,965.2 million under the pre-petition Senior Credit Agreements and $2,117.4 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $29.1 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liabilities subject to compromise include the following:

	December 31
	2006	2005
	(Millions of Dollars)
Debt	$4,053.5	$4,049.8
Asbestos liabilities	1,391.7	1,532.4
Accounts payable	175.4	202.6
Company-obligated mandatorily redeemable securities	114.6	114.6
Interest payable	44.2	44.0
Environmental liabilities	26.7	24.7
Other accrued liabilities	7.3	20.7

Subtotal	5,813.4	5,988.8
Intercompany payables to affiliates	408.8	3,169.6

	$6,222.2	$9,158.4

The Company, on May 2, 2005, entered into a Surety Claims Settlement Agreement with the Center for Claims Resolution (“CCR”) and various surety bondholders whereby in fulfillment of all claims made by the CCR, $29 million was placed into escrow for use by the CCR to fund i) settlements that have already occurred or have yet to occur of up to $26 million and ii) CCR expenses of $3 million. In exchange for a secured claim against the Company and in connection with the pre-petition lenders, the surety bondholders allowed the exercise of the surety bonds in the amount of $28 million. The remaining $1 million was funded from an outstanding letter of credit. The CCR settlement agreement cancels the remaining face amount of the surety bonds and gives the surety bondholders an entitlement to adequate protection upon full payment of the net bond draw of $28 million. Accordingly, the surety bondholders will receive monthly payments of interest on the net bond draw at a rate of LIBOR plus 2 percentage points until the earlier of the effective date of the Plan or the occurrence of certain specified termination events.

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

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Professional fees directly related to the filing	$68.8	$76.9	$92.5
Critical employee retention costs	12.3	13.1	10.3
Discharge of U.K. Administration fees & other costs	29.4	27.5	15.4
Interest income earned on restricted cash	(15.4)	—	—
Deutsche Bank break fee	—	20.7	—
Gain on settlement of outstanding claim	—	—	(18.5)

	$95.1	$138.2	$99.7

In accordance with terms of the Settlement Agreement noted above, in December 2005, Federal-Mogul elected to retain the Loan Notes instead of selling those Loan Notes and as a result, the Company incurred and paid a $20.7 million “break fee” that is included in the Chapter 11 and U.K. Administration related reorganization expenses.

The Company, in July 2004, reached an agreement with a creditor of one of the Company’s U.S. subsidiaries whereby the Company and the creditor settled an outstanding liability of $20.0 million in exchange for a general unsecured claim of $1.5 million. The settlement agreement was approved by the Bankruptcy Court on July 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of this agreement, the Company reduced its recorded liability for this claim and recorded $18.5 million as a reduction to Chapter 11 and U.K. Administration related reorganization expense.

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

Approximately 10,800 proofs of claim totaling approximately $171.2 billion in claims against various Debtors were filed in connection with the March 3, 2003 bar date as follows:

•

Approximately 2,200 claims, totaling approximately $160.7 billion, which the Company believes should be disallowed by the Bankruptcy Court primarily because these claims appear to be duplicative or unsubstantiated claims.

•

Approximately 400 claims, totaling approximately $2.3 billion, are associated with asbestos-related contribution, indemnity, or reimbursement claims. Based upon its preliminary review, the Company believes that a large number of these claims should be disallowed as contingent contribution or reimbursement claims.

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

•

Approximately 3,800 claims, totaling approximately $0.2 billion, are alleging asbestos-related property damage. Based on its review, the Company believes most of these claims are duplicative or unsubstantiated. The Company has filed objections to many of these claims, resulting in either court orders disallowing the claims, stipulations providing for the allowance or withdrawal of the claims, or the voluntary withdrawal of the claims. As a result, the remaining number of asbestos-related property damage claims is approximately 910.

•

Approximately 2,000 claims, totaling approximately $70 million, have been reviewed and are deemed allowed by the Company. The liability for such claims is included within the financial statement caption “Liabilities subject to compromise.”

The Company has not completed its evaluation of the approximate remaining 2,280 claims, totaling approximately $0.6 billion, alleging rights to payment for financing, environmental, trade accounts payable and other matters. The Company continues to investigate these unresolved proofs of claim, and intends to file objections to the claims that are inconsistent with its books and records. As of December 31, 2006, the Debtors have filed objections to more than 5,300 proofs of claim, and have obtained stipulations or orders involving approximately 4,300 claims, which: (i) reduce the filed claims to an amount that is consistent with the Debtors books or records; (ii) completely disallow the claims; (iii) withdraw the claims; or (iv) represent a fair compromise in light of the cost and risk of litigation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Debtors’ Condensed Consolidated Statements of Operations

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Net sales	$3,574.9	$3,755.3	$3,621.5
Cost of products sold	3,036.6	3,231.6	3,033.3

Gross margin	538.3	523.7	588.2
Selling, general and administrative expenses	530.1	564.0	599.0
Adjustment of assets to fair value	26.2	56.0	224.2
Interest expense, net	200.1	130.1	95.4
Settlement of U.K. pension plans	500.4	—	—
Chapter 11 and U.K. Administration related reorganization expenses	95.1	138.2	99.7
Gain on involuntary conversion	—	—	(46.1)
Gain on non-debtor loans	(41.6)	—	—
Interest income from non-filers	(278.6)	(348.8)	(358.1)
Loss on U.K. settlement	—	297.6	—
Restructuring expense, net	40.3	18.2	7.5
Other income, net	(98.4)	(95.1)	(30.0)

Loss from continuing operations before income taxes and equity loss of non-Debtor subsidiaries	(435.3)	(236.5)	(3.4)
Income tax (benefit) expense	(87.8)	77.2	44.5

Loss from continuing operations before equity loss of non-Debtor subsidiaries	(347.5)	(313.7)	(47.9)
Loss from continuing operations of non-Debtor subsidiaries	(202.1)	(20.5)	(277.6)

Loss from continuing operations	(549.6)	(334.2)	(325.5)
Earnings from discontinued operations, net of income taxes, Debtors	—	—	0.8
Loss from discontinued operations, net of income taxes, non-Debtors	—	—	(9.3)

Net loss	$(549.6)	$(334.2)	$(334.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Debtors’ Condensed Consolidated Balance Sheets

	December 31
	2006	2005
	(Millions of Dollars)
ASSETS
Current Assets:
Cash and equivalents	$50.8	$53.8
Restricted cash	—	700.9
Accounts receivable, net	543.3	596.0
Accounts receivable, non-Debtors	524.7	489.9
Inventories, net	420.3	438.5
Prepaid expenses	97.2	89.6

Total Current Assets	1,636.3	2,368.7
Property, plant and equipment, net	830.3	919.0
Goodwill and indefinite-lived intangible assets	1,128.8	1,109.3
Definite-lived intangible assets, net	183.9	244.1
Asbestos-related insurance recoverable	859.0	777.4
Loans receivable from and investments in non-Debtors	1,695.4	4,382.8
Other noncurrent assets	247.2	366.6

	$6,580.9	$10,167.9

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt, including current portion of long-term debt	$371.1	$570.7
Accounts payable and accrued compensation	267.5	262.6
Accounts payable, non-Debtors	339.5	334.4
Current portion of postemployment benefit	52.6	—
Other accrued liabilities	185.9	270.7

Total Current Liabilities	1,216.6	1,438.4
Postemployment benefits	769.1	1,890.1
Other accrued liabilities	120.9	114.0
Liabilities subject to compromise	6,222.2	9,158.4
Shareholders’ deficit	(1,747.9)	(2,433.0)

	$6,580.9	$10,167.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Debtors’ Condensed Consolidated Statements of Cash Flows

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Net Cash (Used By) Provided From Operating Activities	$(555.7)	$162.0	$281.4
Cash Used By Investing Activities
Expenditures for property, plant and equipment	(93.4)	(83.7)	(118.9)
Net proceeds from the sale of property, plant and equipment	12.2	—	—
Net proceeds from the sale of businesses	3.4	—	8.2

Net Cash Used By Investing Activities	(77.8)	(83.7)	(110.7)
Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on DIP credit facility	290.4	713.0	357.7
Principal payments on DIP credit facility	(490.0)	(420.0)	(400.0)
Net change in restricted cash	762.3	(700.9)	—

Net Cash Provided From (Used by) Financing Activities	562.7	(407.9)	(42.3)
Effect of foreign currency exchange rate fluctuations on cash and equivalents	67.8	(50.1)	23.6

Increase (decrease) in cash and equivalents	(3.0)	(379.7)	152.0
Cash and equivalents at beginning of year	53.8	433.5	281.5

Cash and equivalents at end of year	$50.8	$53.8	$433.5

3. Acquisitions

The Company, during May 2006, invested approximately $32 million for the acquisition of a controlling interest in Federal-Mogul Goetze India Limited (“FMG”), a piston and piston ring manufacturer headquartered in Delhi, India. The FMG business has three main operations in India, located in Patiala, Bengaluru, and Bhiwadi, and employs approximately 7,700 personnel. FMG supplies major Indian OE manufacturers in the automotive, heavy-duty, motorcycle, industrial and agricultural markets, in addition to a variety of aftermarket and export customers.

Prior to this acquisition, the Company owned 25.47% of the outstanding shares of FMG and had accounted for its investment using the equity method of accounting. As a result of this acquisition, the Company owns 50.11% of the outstanding shares and has effective control of FMG. Thus, from the date of acquisition, the results of FMG have been consolidated with those of the Company, including total assets and long term debt of approximately $159 million and $19 million, respectively, at December 31, 2006. Since the date of acquisition, net sales of $76.9 million and gross margin of $8.9 million have been recorded for the year ended December 31, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

4. Adjustment of Assets to Fair Value

Definite-Lived Long-Lived Assets

The Company recorded impairment charges of $45.9 million, $75.1 million, and $82.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, to adjust definitive-lived long-lived assets to their estimated fair values in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The charges by reporting segment are as follows:

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Powertrain	$18.2	$41.4	$72.7
Sealing Systems	19.9	5.1	3.1
Vehicle Safety and Performance	9.9	9.1	3.3
Aftermarket Products and Services	1.1	19.5	3.4
Corporate	—	—	0.2
Other	(3.2)	—	—

	$45.9	$75.1	$82.7

2006 Impairments

Powertrain:

•

The Company, during 2006, announced the closure of its Malden, Missouri and St. Johns, Michigan manufacturing facilities. As a result of these closures, the book values associated with buildings and production equipment has been assessed in relation to their estimated net realizable values, and impairment charges of approximately $7.1 million and $3.4 million, respectively, were recorded.

•

The Company recorded other impairment charges of 7.7 million related to certain Powertrain operating locations, primarily as a result of reduced volumes resulting in a revaluation of the expected future cash flows of these operations as compared to the current carrying value of property, plant and equipment.

Sealing Systems:

•

The Company recorded impairment charges of $7.9 million related to the identification of an operating facility that the Company intends to close as part of the Company’s ongoing restructuring efforts. In addition, the Company recorded $12 million of impairment charges related to assets at certain Sealing System operating facilities where the Company’s assessment of estimated future cash flows, when compared to the current carrying value of property, plant and equipment, indicated an impairment was necessary.

Vehicle Safety and Performance:

•

The Company recorded impairment charges in the amount of $9.1 million related to three of its Friction locations. Buildings and production equipment at these locations had previously been impaired in connection with the closure and anticipated sale of the facilities. After re-evaluation of the estimated fair market values at these locations, additional impairment charges were deemed appropriate as of December 31, 2006.

•

The Company recorded other impairment charges of 0.8 million related to certain Friction operating locations, primarily as a result of reduced volumes resulting in a revaluation of the expected future cash flows of these operations as compared to the current carrying value of property, plant and equipment.

2005 Impairments

Powertrain:

•

The total charge of $41.4 million during 2005 includes $31.6 million to write down property, plant and equipment related to the Company’s Powertrain transmission operations in France. This operation is comprised

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Aftermarket Products and Services:

•

The Company recorded an impairment charge of $9.5 million for the impairment of assets in Century, Missouri, a foundry and machining brake location. This impairment is due to other than temporary declines in sales volumes and profitability at this facility. The Company also recorded a charge of $6.1 million for the impairment of assets of the Upton, U.K. Aftermarket spark plug manufacturing operation. The Company announced the closure of its Upton facility during December 2005 in an effort to reduce excess capacity and consolidate locations.

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

•

The Company recorded $9.0 million, $7.8 million, $5.8 million and $4.7 million of impairment charges on property, plant and equipment located in piston manufacturing facilities in the United States, Italy, Poland and China, respectively. The United States impairment reflects the write-down of fixed assets to estimated disposition value related to the announcement of the closure and relocation of a piston manufacturing facility to other facilities primarily in the United States and Mexico. This closure was completed in 2005. The Italy, Poland and China impairments are due to other than temporary declines in sales and estimated future cash flows.

Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Goodwill and Other Intangible Assets

At December 31, 2006 and 2005, goodwill and other intangible assets consist of the following:

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-lived Intangible Assets
Developed technology	$375.2	$(142.5)	$232.7	$339.1	$(112.0)	$227.1
Intangible pension asset	—	—	—	41.2	—	41.2
Other	56.4	(34.8)	21.6	57.6	(36.3)	21.3

	$431.6	$(177.3)	$254.3	$437.9	$(148.3)	$289.6

Goodwill and Indefinite-lived Intangible Assets
Goodwill			$1,036.2			$1,023.6
Trademarks			169.1			165.9

			$1,205.3			$1,189.5

The Company expects that amortization expense for its definite-lived intangible assets for each of the years between 2007 and 2011 will be approximately $21 million.

The Company evaluates its recorded goodwill for impairment annually as of October 1 and in accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. As a result of its annual assessment, the Company recorded impairment charges of $46.4 million and $193.7 million for the years ended December 31, 2005 and 2004, respectively, to adjust goodwill to its estimated fair value. The charges by reporting segment are as follows:

	Year Ended December 31
	2006	2005	2004
		(Millions of Dollars)
Powertrain	$—	$46.4	$—
Sealing Systems	—	—	193.7
Vehicle Safety and Performance	—	—	—
Aftermarket Products and Services	—	—	—

	$—	$46.4	$193.7

As of October 1, 2005, the Company performed its annual impairment analysis as required by SFAS No. 142 and recorded an impairment charge in the Bearings operating unit of $46.4 million to adjust the carrying value of goodwill of the Global Bearings operating unit to estimated fair value. The estimated fair value of the operating unit was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. The 2005 impairment charge is attributable to continued price reduction pressure, high steel prices and an asset intensive operation.

As of October 1, 2004, the Company performed its annual impairment analysis as required by SFAS No. 142 and recorded an impairment charge in the Sealing Systems operating unit of $193.7 million to adjust the carrying value of goodwill to estimated fair value. The estimated fair value of the operating unit was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

earnings, and projected future cash flows discounted at rates commensurate with the risk involved. The 2004 impairment charge is primarily attributable to a decrease in the operating unit’s estimated fair value based upon the effect of market conditions on current operating results and on management’s projections of future financial performance. During the second quarter of 2005, the Company completed its phase two impairment analysis, which included asset valuation and allocation procedures. Based upon this analysis, the goodwill impairment charge recorded during 2004 was reduced by $7.7 million to $186 million to reflect the amount of implied goodwill associated with the Sealing Systems operating unit.

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

Estimates of restructuring charges are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the exit plan are not likely. In certain countries where the Company operates, statutory requirements include involuntary termination benefits that extend several years into the future. Accordingly, severance payments continue well past the date of termination at many international locations. Thus, these programs appear to be ongoing when, in fact, terminations and other activities under these programs have been substantially completed. Management expects that future savings resulting from execution of its restructuring programs will generally result in full pay back within 36 months.

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Company reversed approximately $5 million, $3 million, and $6 million of previously recorded reserves in 2006, 2005 and 2004, respectively. Such reversals are recorded consistent with SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, and result from actual costs at program completion being less than costs estimated at the commitment date. In most instances where final costs are lower than original estimates, the Company experienced a higher rate of voluntary employee attrition than estimated as of the commitment dates resulting in lower severance costs.

Management expects to finance these restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under its existing DIP credit facility, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse impact on its liquidity position.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following is a summary of the Company’s consolidated restructuring reserves and related activity for 2006, 2005 and 2004. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Balance at January 1, 2004	$31.3	$2.2	$0.9	$6.9	$4.4	$45.7
Provisions	13.0	1.7	—	6.6	1.8	23.1
Reversals	(1.0)	—	—	(0.7)	(3.9)	(5.6)
Payments	(23.6)	(0.2)	(0.7)	(10.1)	(1.3)	(35.9)
Foreign currency	(1.0)	0.1	1.4	0.2	(0.1)	0.6

Balance at December 31, 2004	18.7	3.8	1.6	2.9	0.9	27.9
Provisions	14.8	1.0	0.9	13.1	3.7	33.5
Reversals	(1.7)	(0.1)	(0.4)	(0.6)	(0.5)	(3.3)
Payments	(13.2)	(2.1)	(1.1)	(2.0)	(3.9)	(22.3)
Reclassification to post employment benefits	(5.5)	(1.2)	(0.1)	—	—	(6.8)
Foreign currency	(2.5)	(0.5)	—	(0.1)	0.4	(2.7)

Balance at December 31, 2005	10.6	0.9	0.9	13.3	0.6	26.3
Provisions	34.8	15.2	3.5	16.0	2.1	71.6
Reversals	(3.2)	(0.6)	(0.6)	(0.8)	—	(5.2)
Payments	(21.5)	(6.2)	(3.5)	(21.4)	(2.6)	(55.2)
Foreign currency	1.4	0.7	0.1	0.5	(0.1)	2.6

Balance at December 31, 2006	$22.1	$10.0	$0.4	$7.6	$—	$40.1

Significant restructuring activities for the year ended December 31, 2006

In addition to previously initiated restructuring activities, the Company, in January 2006, announced a global restructuring plan (“Restructuring 2006”) as part of its global profitable growth strategy. This plan will affect approximately 25 facilities and reduce the Company's workforce by approximately 10% by the end of 2008. The Company continues to evaluate the individual components of this plan, and will announce those components as plans are finalized. The Company, as part of the Restructuring 2006 program, announced the closures of its facilities located in Alpignano, Italy; Upton, United Kingdom; Malden, Missouri, Pontoise, France, Rochdale, United Kingdom, Slough, United Kingdom, St. Johns, Michigan, St. Louis, Missouri, and Bretten, Germany. The Company also announced the transfers of low volume production with high labor content from its facilities in Nuremberg, Germany, Wiesbaden, Germany, and Orleans, France to existing facilities in best cost countries.

Included in the summary table above, the payment activity and remaining reserves associated with activities executed under Restructuring 2006 are as follows:

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2005	$4.5	$—	$0.7	$11.6	$—	$16.8
Provisions	34.3	15.3	2.0	15.1	0.1	66.8
Reversals	(3.0)	(0.6)	(0.4)	(0.8)	—	(4.8)
Payments	(19.2)	(5.8)	(1.9)	(20.6)	(0.1)	(47.6)
Foreign currency	0.7	0.5	—	0.4	—	1.6

Balance of reserves at December 31, 2006	$17.3	$9.4	$0.4	$5.7	$—	$32.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Significant components of charges related to Restructuring 2006 are as follows:

	Total Expected Costs	Prior to 2006	Incurred During 2006	Estimated Additional Charges
	(Millions of dollars)
Powertrain	$53.5	$4.2	$31.3	$18.0
Sealing Systems	28.7	—	14.7	14.0
Vehicle Safety and Performance	32.9	1.3	1.6	30.0
Aftermarket Products and Services	39.3	13.0	14.3	12.0
Corporate	1.1	—	0.1	1.0

Total	$155.5	$18.5	$62.0	$75.0

The Company expects to achieve annual cost savings of $140 million subsequent to completion of this restructuring program.

Significant restructuring activities for the year ended December 31, 2005

The Company reclassified certain restructuring reserves related to German early retirement (“ATZ”) programs from Restructuring reserves to Post-employment benefits during 2005. This reclassification was made in anticipation of the Emerging Issues Task Force (“EITF”) No. 05-05. This EITF recommends that certain charges related to German ATZ programs be recorded as Postemployment Benefits.

Significant components of charges related to Restructuring 2006 were as follows:

The closure of the Company’s facilities located in Alpignano, Italy and Upton, United Kingdom were announced during December 2005 and ultimately incorporated into the Restructuring 2006 Program. Also, as part of this program, the Company commenced a restructuring of its Aftermarket Products and Services’ sales and marketing functions designed to drive business growth and to improve customer focus. Through realignment of the sales force on a regional basis, the Company intends to strengthen customer relations particularly in emerging markets. The Company has recorded the amount of severance associated with these announced closures that is probable and estimable as of December 31, 2005, and that is not attributable to future service from the current employees. In 2005, the Company recorded $18.5 million in restructuring charges associated with Restructuring 2006.

In addition to the Restructuring 2006 program above, the Company had previously initiated several individual location restructuring programs. The details of activity during 2005 associated with these individual location programs are as follows:

Powertrain

•

The Company’s North American engine bearing operations recorded restructuring charges of approximately $4 million related to their programs to transfer certain low volume production with high labor content to best cost geographies, specifically Mexico. Payments of approximately $3 million and $1 million were recorded during the years ended December 31, 2005 and 2006, respectively. There were no remaining reserves associated with this project as of December 31, 2006. Expected savings associated with the project are estimated to be approximately $7 million per year.

•

Severance charges of approximately $3 million were recorded relating to the previously announced closure of the Company’s piston manufacturing facility in LaGrange, GA. Production at the facility was transferred to existing manufacturing facilities with available capacity or with lower manufacturing costs in China, Mexico and the United States. These charges are in addition to the approximately $1 million in charges recorded in 2004. During 2005, payments of $3 million were made related to this project resulting in a remaining reserve of approximately $1 million as of December 31, 2005. Expected savings associated with the project are estimated to be approximately $6 million per year. Activities and associated payments related to this program were completed in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Corporate

•

The Company recorded severance charges of approximately $3 million related to the consolidation of certain Information Systems functions. Payments of approximately $2 million were made against this reserve. Remaining reserves as of December 31, 2005 were paid during the first quarter of 2006. This restructuring activity is being executed as part of a larger initiative to migrate the Company’s legacy systems to a common global ERP platform.

Significant restructuring activities for the year ended December 31, 2004

Powertrain

•

The Company recorded approximately $9 million of severance cost related to the closure of the Bradford, United Kingdom piston operations initially announced in 2003. This incremental severance charge has been recorded pursuant to an agreement reached with certain employees of the facility during 2004. While the closure of the Bradford facility was completed during 2004, payments related to this severance program will extend through 2014. Subsequently, payments of $1 million, $3 million, and $1 million were made against this provision during the years ended December 31, 2004, 2005 and 2006, respectively. As of December 31, 2006, approximately $4 million was remaining as a restructuring reserve related to this program. Expected future cost savings associated with the Bradford facility closure are estimated to be approximately $14 million per year.

•

The Company’s German engine bearing operations continued their restructuring program to transfer certain low volume production with high labor content to best cost geographies, specifically Poland. Restructuring charges of approximately $3 million were recorded during 2004 related to severance costs incurred pursuant to a statutory early retirement program. These charges are in addition to the approximately $10 million recorded prior to 2004. Payments of approximately $9 million, including $2 million in 2005, were made against this reserve as of December 31, 2004. At December 31, 2005, the Company transferred the remaining reserves of approximately $4 million related to these activities to Postemployment Benefits.

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

6. Smithville, Tennessee Distribution Center Fire

On March 5, 2004, a fire at the Company’s Smithville, Tennessee distribution center resulted in extensive damage to the facility and the loss of substantially all of its related equipment and inventory. The 244,000 square foot facility was the principal distribution center for chassis aftermarket products in the United States. The Company resumed distribution operations at a new leased facility in Smyrna, Tennessee on March 12, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company settled its claim with its insurance carrier and recorded this settlement during 2004, resulting in cash proceeds of $102 million and the recognition of a gain on involuntary conversion of $46 million.

7. Other (Income) Expense, Net

The specific components of “other (income) expense, net” are provided in the following table:

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Amortization of intangible assets	$17.7	$17.5	$17.2
Foreign currency exchange	(4.0)	12.1	5.6
Minority interest in consolidated subsidiaries	0.8	3.2	1.8
Royalty income	(3.6)	(6.8)	(3.9)
Accounts receivable discount expense	4.2	3.7	3.6
(Gain) loss on sale of assets	(13.0)	(24.9)	0.1
(Gain) loss on sale of businesses	(3.8)	0.9	1.1
Finalization of 2004 goodwill impairment charge	—	(7.7)	—
Other insurance recoveries	—	—	(4.0)
Other	(8.5)	(21.9)	(17.5)

	$(10.2)	$(23.9)	$4.0

8. Discontinued Operations

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

As of December 31, 2006, the Company has signed a letter of understanding with a prospective purchaser of the Company’s Powertrain transmission operations in France. In connection with the signed letter of understanding, the prospective purchaser will conduct its due diligence in the early part of 2007. While the Company remains optimistic that it will reach an agreement for the ultimate sale of these operations, there is a reasonable likelihood that the terms of sale as outlined in the letter of understanding could change, or that the prospective sale could be modified to include terms and conditions that would not be considered usual and customary. As such, these operations have continued to be classified as held and used in the Company’s financial statements as of and for the years presented.

The Company sold its operation located in Kilmarnock, Scotland in December 2005. As this operation was not material, the results of operations for the years ended December 31, 2005 and 2004 were not reported as discontinued operations. Results from operations for the years ended December 31, 2005 and 2004 include the results of the Kilmarnock facility, including sales of $12 million and $13 million, respectively, gross margin of $1 million and $2 million, respectively, and pre-tax earnings of $1 million and $2 million, respectively.

The Company completed the following divestitures of non-core businesses during 2004:

•	The Company completed the divestitures of its large-bearing operations in Pinetown, South Africa and Uslar, Germany in July 2004.
•	During December 2004, the Company divested its transmission operations located in Dayton, Ohio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Further information related to the Company’s discontinued operations is as follows:

Year Ended December 31
2004
(Millions of Dollars)
Net sales	$17.0
Cost of products sold	22.5

Gross margin	(5.5)
Selling, general and administrative expenses	2.3
Restructuring charges	0.2
Adjustment of assets to fair value	—
Net loss (gain) on divestitures	1.4
Chapter 11 and U.K. Administration related reorganization expenses, net	0.3
Other expense, net	0.7

Loss before income taxes	(10.4)
Income tax expense (benefit)	(1.9)

Loss from discontinued operations, net of income taxes	$(8.5)

9. Financial Instruments

Foreign Currency Risk

Certain forecasted and recorded transactions and assets and liabilities are exposed to foreign currency risk. The Company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged have included the Euro, British pound, Japanese yen and Canadian dollar. Options used to mitigate foreign currency risk associated with a portion of forecasted transactions, for up to twelve months in the future, are designated as cash flow hedging instruments. Options and forwards used to hedge certain booked transactions and assets and liabilities are not designated as hedging instruments under SFAS 133 as they are natural hedges. The effect of changes in the fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during 2006, 2005 and 2004. The Company did not have any foreign currency hedge contracts outstanding at December 31, 2006 and 2005.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price forward contract activity is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to fifteen months in the future. The Company had 54 commodity price hedge contracts outstanding with a combined notional value of $55.4 million at December 31, 2006 that were not considered hedging instruments for accounting purposes. As such, unrealized losses of $3.3 million were recorded to “other (income) expense, net” as of December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other

For derivatives designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material effect on operations for 2005 or 2004. No fair value hedges or cash flow hedges were re-designated or discontinued during 2006, 2005 or 2004. Derivative gains and losses included in other comprehensive income for 2005 and 2004 were reclassified into operations at the time forecasted transactions are recognized. Such amounts were not material in 2005 and 2004.

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

Fair Value of Financial Instruments

At December 31, 2006 and 2005, the carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable, accounts payable, and borrowings under the DIP credit facility approximate their fair values. The fair value of financial instruments included in liabilities subject to compromise are highly uncertain as a result of the Restructuring Proceedings.

10. Inventory

Cost determined by the last-in, first-out (“LIFO”) method was used for 45% and 50% of the inventory at December 31, 2006 and 2005, respectively. If inventories had been valued at current cost, amounts reported would have been increased by $78.5 million and $73.0 million as of December 31, 2006 and 2005, respectively. The carrying value of inventories has also been reduced for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Inventory quantity reductions resulting in liquidations of certain LIFO inventory layers decreased net loss by $2.3 million in 2006.

Inventories increased by $85 million during the year ended December 31, 2006, comprised of $31 million of inventory acquired as part of the acquisition of FMG, $32 million from the impact of foreign exchange, and $22 million of inventory builds, primarily to ensure continued world class delivery performance throughout the Company’s restructuring efforts. Inventories consisted of the following:

	December 31
	2006	2005
	(Millions of Dollars)
Raw materials	$170.4	$155.6
Work-in-process	164.0	141.7
Finished products	624.5	574.6

	958.9	871.9
Valuation reserves	(66.3)	(63.8)

	$892.6	$808.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Property, Plant and Equipment

Depreciation expense for continuing operations for the years ended December 31, 2006, 2005 and 2004, was $295.9 million, $310.8 million and $306.6 million, respectively.

Property, plant and equipment consisted of the following:

	Estimated	December 31
	Useful Life	2006	2005
		(Millions of Dollars)
Land	—	$132.0	$98.7
Buildings and building improvements	24 - 40 years	556.6	542.1
Machinery and equipment	3 - 12 years	3,238.1	2,995.9

		3,926.7	3,636.7
Accumulated depreciation		(1,848.1)	(1,633.6)

		$2,078.6	$2,003.1

The Company leases property and equipment used in their operations. Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows (in millions of dollars):

2007	$27.2
2008	21.9
2009	15.2
2010	12.6
2011	9.3
Thereafter	19.0

$105.2

Total rental expense for continuing operations under operating leases for the years ended December 31, 2006, 2005 and 2004 was $52.5 million, $48.3 million and $48.3 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

12. Investments in Non-Consolidated Affiliates

The Company maintains investments in 20 non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $187 million and $159 million at December 31, 2006 and 2005, respectively, and is included in the consolidated balance sheets as “other noncurrent assets.” The Company’s equity in the earnings of such affiliates amounted to approximately $33 million, $38 million and $36 million for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006 these entities generated sales of approximately $703 million, net income of approximately $77 million and at December 31, 2006 had total net assets of approximately $415 million. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts, including pistons, pins, piston rings, and cylinder liners, to OE and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of December 31, 2006, the total amount of the contingent guarantee, were all triggering events to occur, approximated $55 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the affiliate. If this put option were exercised at its estimated current fair value, such exercise could have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its investment partner.

In accordance with SFAS No. 150. Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such arrangements on the future liquidity position of the Company.

13. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31
	2006	2005
	(Millions of Dollars)
Accrued compensation	$215.1	$228.0
Accrued rebates	82.1	81.5
Restructuring reserves	40.1	26.3
Accrued Chapter 11 and U.K. Administration expenses	29.3	41.7
Accrued product returns	20.4	19.3
Accrued professional services	17.7	16.3
Accrued warranty	17.3	11.4
Non-income taxes payable	7.9	21.4
Accrued income taxes	5.1	90.1

Total current accrued liabilities	$435.0	$536.0

14. Debt

Long-term debt consisted of the following:

	December 31
	2006	2005
	(Millions of Dollars)
DIP credit facility	$371.1	$570.7
Other	137.7	44.1

	508.8	614.8
Less: current maturities included in short-term debt	(482.1)	(606.7)

Total long-term debt	$26.7	$8.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the Restructuring Proceedings, pre-petition long-term debt of the Debtors has been reclassified to the caption “Liabilities subject to compromise” in the consolidated balance sheets. The following is the long-term debt included in liabilities subject to compromise:

	December 31
	2006	2005
	(Millions of Dollars)
Senior Credit Agreements:
Term loans	$788.5	$788.5
Multi-currency revolving credit facility	1,176.7	1,173.0
Notes due 2004 — 7.5%, issued in 1998	239.8	239.8
Notes due 2006 — 7.75%, issued in 1998	391.9	391.9
Notes due 2006 — 7.375%, issued in 1999	394.0	394.0
Notes due 2009 — 7.5%, issued in 1999	562.2	562.2
Notes due 2010 — 7.875%, issued in 1998	340.4	340.4
Medium-term notes due between 2002 and 2005 — average rate of 8.8%, issued in 1994 and 1995	84.0	84.0
Senior notes due 2007 — rate of 8.8%, issued in 1997	103.3	103.3
Other	1.8	1.8

	4,082.6	4,078.9
Less: debt issuance fees	(29.1)	(29.1)

Total debt subject to compromise	$4,053.5	$4,049.8

In accordance with SOP 90-7, the Company ceased recording interest expense on its outstanding Notes, Medium-term notes, and Senior notes effective October 1, 2001. The Company’s contractual interest not accrued or paid was $161.9 million for each of the years ended December 31, 2006, 2005 and 2004. The Company continues to accrue and pay the contractual interest on the Senior Credit Agreement in the month incurred, totaling $144.1 million, $109.7 million and $75.8 million in 2006, 2005 and 2004, respectively.

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

The Bankruptcy Court further ordered additional adequate protection to the noteholders in the form of either cash payment of one-half of one percent (0.5%) of the outstanding notes per year or the granting of an administrative expense claim pursuant to Section 507(b) of the Bankruptcy Code in the amount of one percent (1.0%) of the outstanding notes per year. The Company has elected to grant an administrative expense claim in favor of the noteholders for this additional adequate protection. All adequate protection administrative expense claims inured in favor of the noteholders are provisional in nature and subject to challenge by all parties-in-interest to the Restructuring Proceedings. Thus, the ultimate amount and related payment terms, if any, for these administrative expense claims will be established in connection with the Restructuring Proceedings. Accordingly, such additional administrative expense claims, approximating $108 million as of December 31, 2006, have not been recorded in the accompanying financial statements.

In November 2006, the Company amended its DIP facility, modifying certain terms and extending the term of the post-petition financing through July 1, 2007. The amended DIP facility consists of a $500 million revolving credit facility (“Revolving Credit Facility”) and a $275 million term loan facility (“Term Loan Facility”). The proceeds of the Term Loan Facility were used primarily to supplement the funding necessary for the Company and one of its subsidiaries to purchase certain Loan Notes pursuant to the U.K. Settlement Agreement and for general corporate purposes.

The Revolving Credit Agreement has an interest rate of either the ABR plus 1 1/4 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 2 1/4 percentage points. Interest on the Term Loan accrues at a rate of either the ABR plus 1 percentage point or a formula based on the London Inter-Bank Offered

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rate (“LIBOR”) plus 2 percentage points. ABR is the greater of either the bank’s prime rate or the federal funds rate plus  1/2 percentage point.

The amended DIP facility is secured by the Company’s domestic assets and the DIP lenders received permission from the lenders of the Senior Credit Agreements to have a priority over their collateral interest. The Term Loan Facility has a first priority lien in the domestic fixed assets of the Company and a second priority lien in the Company’s domestic current assets. The Revolving Credit Facility has a first priority lien in the Company’s domestic current assets and a second priority lien in its domestic fixed assets. Availability under the Company’s Revolving Credit Facility is determined by the underlying collateral borrowing base at any point in time, consisting of the Company’s domestic inventories and domestic accounts receivable. The borrowing base available to the Company is calculated weekly based on the value of this underlying collateral. Commitments available under the amended DIP facility are mandatorily reduced by a portion of proceeds from certain future assets or business divestitures.

The total commitment and amounts outstanding on the amended DIP credit facility are as follows:

	December 31
	2006	2005
	(Millions of Dollars)
Contractual commitment:
Revolving credit facility	$500.0	$500.0
Term loan facility	275.0	275.0
Mandatory commitment reductions	—	—

Current commitment	$775.0	$775.0

Outstanding:
Revolving credit facility	$96.1	$295.7
Term loan facility	275.0	275.0
Letters of credit	24.5	24.2

Total outstanding	$395.6	$594.9

Borrowing Base on Revolving credit facility
Current borrowings	96.1	295.7
Letters of credit	24.5	24.2
Available to borrow	353.6	174.2

Total borrowing base	$474.2	$494.1

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

At December 31, 2006 and 2005, the Company had $75.5 million and $76.2 million, respectively, of letters of credit outstanding under its DIP and pre-petition credit facilities. To the extent letters of credit associated with the DIP credit facility are issued, there is a corresponding decrease in borrowings available under the facility.

The Company has pledged 100% of the capital stock of certain U.S. subsidiaries, 65% of capital stock of certain foreign subsidiaries and certain intercompany loans to secure the Senior Credit Agreements of the Company. Certain of such pledges also extend to the Notes, Medium-Term Notes and Senior Notes. In addition, certain subsidiaries of the Company have guaranteed the senior debt (refer to Note 25, “Consolidating Condensed Financial Information of Guarantor Subsidiaries”).

The weighted average interest rate for the Company’s short-term debt was approximately 7.4% and 6.5% as of December 31, 2006 and 2005, respectively. Interest paid in 2006, 2005 and 2004 was $246.5 million, $155.4 million and $119.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures of the Company

In December 1997, the Company’s wholly-owned financing trust (“Affiliate”) completed a $575 million private issue of 11.5 million shares of 7.0% Trust Convertible Preferred Securities (“TCP Securities”) with a liquidation value of $50 per convertible security. The net proceeds from the TCP Securities were used to purchase an equal amount of 7.0% Convertible Junior Subordinate Debentures (“Debentures”) of the Company. The TCP Securities represent an undivided interest in the Affiliate’s assets, with a liquidation preference of $50 per security.

The shares of the TCP Securities are convertible, at the option of the holder, into the Company’s common stock at an equivalent conversion price of $51.50 per share, subject to adjustment in certain events. The TCP Securities and the Debentures became redeemable, at the option of the Company, on or after December 6, 2000 at a redemption price, expressed as a percentage of principal, which is added to accrued and unpaid interest. The redemption price range is from 104.2% on December 6, 2000 to 100.0% after December 1, 2007. All outstanding TCP Securities and Debentures are required to be redeemed by December 1, 2027. There were no redemptions of securities in 2006 or 2005. In 2004, the holders of the TCP Securities redeemed 1,984,136 preferred securities for 1,926,398 shares of common stock. The effect was an increase to common stock of $9.7 million and an increase to paid in capital of $87.5 million.

Distributions on the TCP Securities are cumulative and are due quarterly in arrears at an annual rate of 7.0%. As a result of the Restructuring Proceedings, the Company is in default to its affiliate holder of its convertible junior subordinated debentures and is no longer accruing expense or making interest payments on the debentures. As a result, the affiliate no longer has the funds available to pay distributions on the Company Mandatorily Redeemable Preferred Securities and ceased paying such distributions in October 2001. The affiliate is in default on the Company Mandatorily Redeemable Preferred Securities. The Company is a guarantor of its subsidiary’s debentures, and has classified these debentures as liabilities subject to compromise in the December 31, 2006 and 2005 consolidated balance sheets.

16. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following:

	December 31
	2006	2005
	(Millions of Dollars)
Foreign currency translation	$(197.7)	$25.4
Unrecognized loss on postemployment benefits	427.4	—
Additional minimum liability for pension plans	—	1,433.4

	$229.7	$1,458.8

17. Capital Stock and Preferred Share Purchase Rights

The Company’s articles of incorporation authorize the issuance of 260,000,000 shares of common stock, of which 89,607,980 and 89,077,696 shares were outstanding at December 31, 2006 and 2005, respectively. The Company’s common stock is subject to a Rights Agreement under which each share has attached to it a right to purchase one one-thousandth of a share of a new series of preferred stock, at a price of $250 per right. In the event an entity acquires or attempts to acquire 10% (20% in the case of an institutional investor) or more of the then outstanding shares, each right would entitle the holder to purchase a number of shares of common stock pursuant to a formula contained in the Agreement. These rights will expire on April 30, 2009, but may be redeemed by the Company at a price of $.01 per right at any time prior to a public announcement that the above event has occurred. The Board may amend the rights at any time without shareholder approval.

The Series C ESOP Convertible Preferred Stock Shares (the “Preferred Shares”) were used to fund a portion of the Company’s matching contributions within the Salaried Employees’ Investment Program. The Preferred Shares are convertible into shares of the Company’s common stock at a rate of two shares of common stock for each share of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preferred stock. The Preferred Shares have a guaranteed price of $63.75/share. There were 439,937 Preferred Shares outstanding at December 31, 2006, 2005 and 2004. The Preferred Shares were paid dividends at a rate of 7.5% until 2001. The payment of dividends was discontinued as a result of the Restructuring Proceedings, and no Preferred Shares were retired in 2006 or 2005. Additionally, no charge was recorded for the cost of the ESOP nor were any cash contributions made to the plan for the years ended December 31, 2006, 2005 and 2004. ESOP shares are released as principal and interest on the debt is paid. Compensation expense is measured based on the fair value of shares committed to be released to employees. Dividends on ESOP shares are treated as a reduction of shareholders’ equity in the period declared. The number of allocated shares held by the ESOP was 439,937 at December 31, 2006, 2005 and 2004. There were no committed-to-be-released or suspense shares at December 31, 2006 or 2005. Any repurchase of the ESOP shares is strictly at the option of the Company.

18. Income Taxes

Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Domestic	$(200.1)	$176.8	$(136.1)
International	(413.5)	(379.5)	(53.3)

Total	$(613.6)	$(202.7)	$(189.4)

Significant components of the (benefit) provision for income taxes are as follows:

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Current:
Federal	$(49.7)	$(0.2)	$7.9
State and local	1.0	1.4	1.1
International	(4.2)	116.3	99.5

Total current	(52.9)	117.5	108.5
Deferred:
Federal	—	—	—
International	(11.1)	14.0	27.6

Total deferred	(11.1)	14.0	27.6

	$(64.0)	$131.5	$136.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax (benefit) expense is:

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Income taxes at United States statutory rate	$(214.8)	$(70.9)	$(66.3)
Tax effect from:
State income taxes	1.0	1.4	1.1
Foreign operations	71.3	15.0	22.5
Goodwill impairment	—	11.3	67.8
Favorable audit settlements and tax refunds	(98.0)	(3.7)	(8.2)
Net tax benefit of intercompany loan write-offs	(533.7)	—	—
Valuation allowances	705.8	138.0	44.6
Non-deductible interest, fees and other	4.4	40.4	74.6

Income tax (benefit) expense	$(64.0)	$131.5	$136.1

The following table summarizes the Company's total (benefit) provision for income taxes by component:

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Income tax (benefit) expense	$(64.0)	$131.5	$136.1
Discontinued operations	—	—	(1.9)
Adjustments to goodwill	—	(39.6)	(66.2)
Allocated to equity:
Foreign currency translation	18.2	10.0	8.4
Postemployment benefits	352.8	(13.8)	(166.3)
Valuation allowances	(339.4)	4.9	154.2

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31
	2006	2005
	(Millions of Dollars)
Deferred tax assets
Asbestos liability	$551.2	$531.2
Tax credits	84.8	48.4
Postemployment benefits, including pensions	464.9	630.1
Net operating loss carryforwards	1,121.8	697.7
Other temporary differences	28.0	—

Total deferred tax assets	2,250.7	1,907.4
Valuation allowances for deferred tax assets	(1,607.6)	(1,143.3)

Net deferred tax assets	643.1	764.1
Deferred tax liabilities
Fixed assets	(168.0)	(199.5)
Intangible assets	(139.9)	(178.7)
Asbestos insurance	(281.4)	(256.2)
Deferred gains	(104.9)	(111.1)
Other temporary differences	—	(66.9)

Total deferred tax liabilities	(694.2)	(812.4)

	$(51.1)	$(48.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	December 31
	2006	2005
	(Millions of Dollars)
Assets:
Prepaid expenses and other current assets	$14.8	$15.2
Other noncurrent assets	17.0	2.3
Liabilities:
Other current liabilities	(1.1)	(3.4)
Long-term portion of deferred income taxes	(81.8)	(62.4)

	$(51.1)	$(48.3)

Income taxes paid, net of refunds, in 2006, 2005 and 2004 were $74.0 million, $84.0 million and $35.9 million, respectively.

The Company did not provide taxes with respect to $683.7 million of undistributed earnings at December 31, 2006, since these earnings are considered by the Company to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, the Company may be subject to United States income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

At December 31, 2006, the Company had a deferred tax asset of $1,206.6 million for tax loss carryforwards and tax credits, including $878.2 million in the United States, that expire in various amounts from 2007 – 2026; $163.0 million in the United Kingdom with no expiration date; and $165.4 million in other jurisdictions with various expiration dates. Included in the above amounts are deferred tax assets for tax loss carryforwards and tax credits acquired with the purchases of T&N and Cooper Automotive. A valuation allowance was recorded on $43.3 million of these purchased deferred tax assets and, to the extent such benefits are ever realized, such benefits will be recorded as a reduction of goodwill.

The Company recorded a $64.0 million income tax benefit for the year ended December 31, 2006. The significant items included in the variance from the United States statutory rate are related to foreign operations, tax refunds, valuation allowance changes, and certain other items, which are described as follows:

•

$71.3 million of statutory rate variance is related to certain foreign operations. This amount is primarily related to United Kingdom losses with statutory tax benefits below the United States statutory rate and the United States tax impact of certain income inclusions from foreign operations.

•

$98.0 million in income tax benefit for tax refunds and reserve releases recorded during the year. The United States recorded a tax benefit of $18.5 million primarily due to the carryback of certain net operating losses that resulted in refunds. In addition, as a result of the United Kingdom company voluntary arrangements becoming effective in 2006, the ability to claim certain United States and United Kingdom deductions became probable, which allowed for the release of $56.8 million in tax reserves. The Company recorded a tax benefit of $22.7 million for changes to German tax regulations that clarify deductions of interest expenses on certain debt previously considered non-deductible tax items for local income tax purposes.

•

$533.7 of income tax benefit primarily related to United States net operating losses. As a result of the company voluntary arrangements becoming effective, certain intercompany loans were written down, resulting in significant tax losses in the United States.

•

$705.8 million for valuation allowances, primarily related to the deferred tax assets on net operating losses recorded in the United States and United Kingdom in conjunction with intercompany loan write downs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

19. Earnings Per Share

Basic and diluted loss from continuing operations per share are calculated as follows:

	Year Ended December 31
	2006	2005	2004
	(In Millions of Dollars, Except Share and Per Share Amounts)
Loss from continuing operations	$(549.6)	$(334.2)	$(325.5)
Weighted average shares outstanding, basic and diluted (in millions)	89.4	89.1	87.3
Basic and diluted loss from continuing operations per share	$(6.15)	$(3.75)	$(3.73)

The effect of the assumed conversion of the Preferred Stock was not considered in 2006, 2005 or 2004, as its effect was anti-dilutive to the loss per share.

20. Pensions and Other Postemployment Benefits

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

Adoption of Statement of Financial Accounting Standards No. 158

As of December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires balance sheet recognition of the over funded or under funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as Accumulated Other Comprehensive Losses, net of tax effects, until they are amortized as a component of net periodic benefit cost.

The incremental effect of adopting SFAS No. 158 on the Company’s financial statements at December 31, 2006 is presented below:

	At December 31, 2006
	Before Adoption of Statement 158	Impact of Adoption	As Reported at December 31, 2006
	(Millions of Dollars)
Other noncurrent assets (prepaid pension costs)	$32.2	$(29.7)	$2.5
Other noncurrent assets (intangible pension asset)	41.2	(41.2)	—
Other noncurrent assets (deferred tax asset)	26.7	(5.1)	21.6
Current portion of postemployment benefit liability	—	(67.9)	(67.9)
Postemployment benefits (pension liabilities)	(280.1)	(203.8)	(483.9)
Postemployment benefits (other benefits)	(413.4)	(147.7)	(561.1)
Postemployment benefits (additional minimum liability)	(341.4)	341.4	—
Accumulated other comprehensive loss (postemployment benefits)	273.4	154.0	427.4

	$(661.4)	$—	$(661.4)

Included in accumulated other comprehensive loss, net of tax, as of December 31, 2006 are the following amounts not yet recognized in net periodic benefit cost:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Pension Benefits
	United States	International	Other Benefits
	(Millions of Dollars)
Net actuarial loss	$162.9	$34.0	$230.9
Prior service cost (credit)	36.1	0.4	(36.9)

Total	$199.0	$34.4	$194.0

Amounts included in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost for the year ending December 31, 2007 are:

	Pension Benefits
	United States	International	Other Benefits
	(Millions of Dollars)
Net actuarial loss	$18.4	$2.3	$15.5
Prior service cost (credit)	6.5	—	(4.3)

Total	$24.9	$2.3	$11.2

U.K. Pension Plans

As of December 31, 2006, the Company recorded a settlement charge equal to $500.4 million in the Consolidated Statements of Operations. This charge relates to the obligations of its two U.K. pension plans and settled as per the terms set forth in the company voluntary arrangements (“CVAs”), which became effective October 11, 2006. Accordingly, all amounts associated with the U.K. pension plans were removed from the Company’s balance sheet in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The measurement date for all defined benefit plans is December 31. The year end status of the plans is as follows:

	Pension Benefits
	United States Plans		International Plans		Other Benefits
	2006	2005	2006	2005	2006	2005
	(Millions of Dollars)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,032.6	$1,024.9	$3,193.0	$3,401.2	$579.0	$561.8
Service cost	27.3	27.6	7.5	8.1	2.0	2.0
Interest cost	58.0	57.0	123.7	162.3	32.9	31.4
Employee contributions	—	—	0.2	0.8	1.4	1.7
Benefits paid	(72.1)	(65.9)	(122.4)	(229.0)	(48.9)	(54.9)
Medicare subsidies received	—	—	—	—	3.5	—
Curtailment	—	—	(5.1)	(7.0)	—	—
Settlements	(0.1)	—	(3,084.0)	(44.6)	—	—
Plan amendments	1.7	(4.1)	—	—	—	—
Actuarial losses (gains) and changes in actuarial assumptions	(3.6)	(6.9)	(78.4)	274.8	44.1	37.8
Currency translation adjustment	—	—	281.7	(373.6)	(3.6)	(0.8)

Benefit obligation at end of year	$1,043.8	$1,032.6	$316.2	$3,193.0	$610.4	$579.0

Change in plan assets:
Fair value of plan assets at beginning of year	$726.7	$695.8	$1,835.1	$2,054.8	$—	$—
Actual return on plan assets	104.9	42.5	22.5	206.1	—	—
Company contributions	80.3	54.3	525.9	17.7	44.0	53.2
Benefits paid	(72.1)	(65.9)	(122.4)	(229.0)	(48.9)	(54.9)
Medicare subsidies received	—	—	—	—	3.5	—
Plan curtailments	—	—	(2.1)	—	—	—
Plan settlements	—	—	(2,396.4)	—	—	—
Employee contributions	—	—	0.2	0.8	1.4	1.7
Currency translation adjustment	—	—	157.4	(215.3)	—	—

Fair value of plan assets at end of year	$839.8	$726.7	$20.2	$1,835.1	$—	$—

Funded status of the plan	$(204.0)	$(305.9)	$(296.0)	$(1,357.9)	$(610.4)	$(579.0)

Unrecognized net actuarial loss		237.1		1,248.0		205.5
Unrecognized prior service cost		40.7		0.5		(39.0)

Net amount recognized		$(28.1)		$(109.4)		$(412.5)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$—	$2.9	$2.5	$108.0	$—	$—
Current liabilities	(3.3)	—	(15.3)	—	(49.3)	—
Accrued benefit liability	—	(31.0)	—	(217.4)	—	(412.5)
Noncurrent liabilities	(200.7)	—	(283.2)	—	(561.1)	—
Additional minimum liability	—	(268.7)	—	(1,237.2)	—	—
Intangible assets	—	41.2	—	—	—	—
Deferred tax asset	—	—	*	24.1	—	—
Other	—	—	—	7.2	—	—
Accumulated other comprehensive loss	*	227.5	*	1,205.9	*	—

Net amount recognized	$(204.0)	$(28.1)	$(296.0)	$(109.4)	$(610.4)	$(412.5)

*	Not applicable for 2006

The accumulated benefit obligation for all defined benefit pension plans was approximately $1,331.8 million and $4,200.9 million at December 31, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		International Plans		Other Benefits
	2006	2005	2006	2005	2006	2005
	(Millions of Dollars)
Projected benefit obligation	$1,043.8	$1,032.6	$314.7	$3,181.3	$610.4	$579.0
Fair value of plan assets	839.8	726.7	16.2	1,823.6

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		International Plans
	2006	2005	2006	2005
	(Millions of Dollars)
Projected benefit obligation	$1,043.8	$1,032.6	$301.7	$3,177.8
Accumulated benefit obligation	1,027.6	1,023.0	293.6	3,166.6
Fair value of plan assets	839.8	726.7	4.8	1,821.1

Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits
	United States Plans			International Plans			Other Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(Millions of Dollars)
Service cost	$27.3	$27.6	$26.0	$7.5	$8.1	$13.4	$2.0	$2.0	$2.2
Interest cost	58.0	57.0	57.9	123.7	162.3	138.5	32.9	31.4	34.5
Expected return on plan assets	(62.2)	(58.3)	(54.4)	(94.8)	(120.7)	(130.5)	—	—	—
Amortization of actuarial losses	27.3	25.4	25.3	90.6	103.9	57.9	15.0	9.5	11.0
Amortization of prior service cost	6.3	7.5	8.0	—	—	—	(4.1)	(4.1)	(4.1)
Settlement loss – U.K. plans	—	—	—	500.4	—	—	—	—	—
Settlement and curtailment (gain)/loss	0.5	2.0	3.3	(1.0)	(0.2)	(0.6)	—	—	(0.9)

Net periodic cost	$57.2	$61.2	$66.1	$626.4	$153.4	$78.7	$45.8	$38.8	$42.7

Weighted-average assumptions used to determine the benefit obligation as of December 31:

	Pension Benefits
	United States Plans		International Plans		Other Benefits
	2006	2005	2006	2005	2006	2005
Discount rate	5.85%	5.63%	4.5-8.00%	4.0-4.75%	5.85%	5.63%
Expected return on plan assets	8.50%	8.50%	4.5-8.75%	4.75-6.5%	—	—
Rate of compensation increase	3.70%	4.10%	2.0-4.50%	2.0-3.80%	—	—

Weighted-average assumptions used to net periodic benefit cost for the years ended December 31:

	Pension Benefits
	United States Plans		International Plans		Other Benefits
	2006	2005	2006	2005	2006	2005
Discount rate	5.63%	5.75%	4.0-4.75%	4.5-5.25%	5.63%	5.75%
Expected return on plan assets	8.50%	8.50%	4.75-6.5%	5.25-6.5%	—	—
Rate of compensation increase	4.10%	4.60%	2.0-3.80%	2.0-2.50%	—	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset allocation strategy to provide for the timing and amount of benefits included in the projected benefit obligation. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term prospective rate.

The assumed health care cost trend rate used to measure next year’s postretirement healthcare benefits is as follows:

	Other Benefits
	2006	2005
Health care cost trend rate	9.5%	10.0%
Ultimate health care trend rate	5.0%	5.0%
Year ultimate health care trend rate reached	2012	2010

The assumed health care trend rate has a significant impact on the amounts reported for Other Benefits plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost		APBO
(Millions of Dollars)
100 basis point (bp) increase in health care trend rate	$	+3.8	$	+58.7
100 bp decrease in health care trend rate		- 3.3		- 50.1

The following table illustrates the sensitivity to a change in certain assumptions for Pension Benefits Obligations (“PBO”), Other Benefits and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on the Company’s 2006 funding requirements.

Pension Benefits
	United States Plans						International Plans						Other Benefits
	Change in 2007 pension expense		Change in PBO		Change in accumulated OCL		Change in 2007 pension expense		Change in PBO		Change in accumulated OCL		Change in 2007 pension expense		Change in PBO
(Millions of dollars)
25 bp decrease in discount rate	$	+3.4	$	+28.9	$	+28.9	$	+0.4	$	+9.7	$	+9.7	$	+0.4	$	+14.0
25 bp increase in discount rate		- 3.4		- 28.0		- 28.0		- 0.4		- 9.3		- 9.3		- 0.4		- 13.7
25 bp decrease in rate of return on assets		+2.1		—		—		—		—		—		—		—
25 bp increase in rate of return on assets		- 2.1		—		—		—		—		—		—		—

The Company’s pension plan weighted-average asset allocations at the measurement dates of December 31, 2006, and 2005, by asset category are as follows:

	United States Plan Assets December 31			International Plan Assets December 31
	Actual		Target	Actual		Target
	2006	2005	2007	2006	2005	2007
Asset Category
Equity securities	75%	75%	75%	9%	19%	8%
Debt securities	25%	25%	25%	53%	80%	43%
Real estate	—	—	—	—	1%	—
Insurance contracts	—	—	—	38%	—	49%

	100%	100%	100%	100%	100%	100%

The Company invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include global and domestic equities, and global high quality and high yield fixed income investments. The Company expects to contribute approximately $89.3 million to its pension plans in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes benefit payments, which reflect expected future service, as appropriate, expected to be paid:

	Pension Benefits
	United States	International	Other Benefits
	(Millions of Dollars)
2007	$72.1	$16.3	$49.3
2008	71.0	16.9	50.6
2009	75.4	17.0	49.5
2010	72.6	17.6	50.2
2011	72.7	18.1	50.2
Years 2012 - 2016	378.8	97.5	240.9

The Company also maintains certain defined contribution pension plans for eligible employees. The total expense attributable to the Company’s defined contribution savings plan was $25.5 million, $26.8 million and $20.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The amounts contributed to defined contribution pension plans include contributions to U.S. multi-employer pension plans of $1.0 million, $1.0 million, and $0.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Included in other accrued liabilities is $2.8 million for a withdrawal penalty expected to be paid to an U.S. multi-employer pension plan in 2007.

During 2005, the majority of eligible employees in the U.K. began participating in a defined contribution plan. The Company generally contributes double the employee’s contribution rate up to a maximum of 6% plus an additional service related contribution up to an incremental 3%.

Other Postemployment Benefits

Pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits, liabilities for other U.S. and German postemployment benefits in the amounts of $33.7 million and $30.7 million are recorded in the Company’s financial statements for the years ended December 31, 2006 and 2005, respectively.

21. Litigation and Environmental Matters

T&N Companies Asbestos Litigation

Background

The Company’s U.K. subsidiary, T&N Ltd., and two U.S. subsidiaries (the “T&N Companies”) are among many defendants named in numerous court actions in the U.S. alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the United Kingdom and France. As of the Petition Date, T&N Ltd. was a defendant in approximately 115,000 pending personal injury claims. The two United States subsidiaries were defendants in approximately 199,000 pending personal injury claims. The Company includes as pending claims open served claims, settled but not documented claims and settled but not paid claims. Notice of complaints continue to be received post-petition and are in violation of the automatic stay.

Recorded Liability

The Company, during the year ended December 31, 2000, increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.4 billion as of December 31, 2006) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, and the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants.

The CVAs became effective on October 11, 2006, resolving claims (other than those that are to be dealt with by the Plan) against the principal U.K. Debtors. The discharge of administration orders for the principal U.K. Debtors became effective on November 30, 2006. The CVAs divide asbestos claims against the principal U.K. Debtors into two categories: CVA Asbestos Claims and Chapter 11 Asbestos Claims. CVA Asbestos Claims are dealt with by the CVAs and it is intended that Chapter 11 Asbestos Claims will be dealt with by the Plan. The CVAs compromise and protect the CVA companies from the CVA Asbestos Claims. The trustees of the U.K. asbestos trust will pay dividends to CVA Asbestos claimants from the U.K. asbestos trust. Upon the effective date of the Plan, the Chapter 11 Asbestos Claims will be compromised. Accordingly, the Plan for the Company contemplates that the U.S. asbestos trustees look exclusively to the U.S. asbestos trust to pay dividends to Chapter 11 Asbestos claimants.

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

While the Company believes that the liability recorded for the U.S. Asbestos Claims was appropriate as of October 1, 2001 for anticipated losses arising from asbestos-related claims against the T&N Companies through

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the timing and amount of future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the Restructuring Proceedings, the number of current and future claims that will be included in the plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact that historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

No assurance can be given that the T&N Companies will not be subject to material additional liabilities and significant additional litigation relating to asbestos matters for the U.S. Asbestos Claims through 2012 or thereafter. In the event that such liabilities exceed the amounts recorded by the Company or the remaining insurance coverage, the Company’s results of operations and financial condition could be materially affected.

Insurance Recoverable

T&N Ltd. (formerly T&N, plc), during the year ended December 31, 1996, purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. The Company, during the year ended December 31, 2000, concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. The recorded insurance recoverable was $699 million as of December 31, 2006. One of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), in December 2001, filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. The parties were able to reach a settlement prior to the conclusion of the trial. As a result of this settlement, the Company recorded a $38.9 million asbestos charge during 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court's approval of the settlement was filed on March 1, 2004.

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG (“Munich Re”) and Centre Reinsurance International Co. (“CRIC”), a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the reinsurance agreement. The parties were unable to resolve the issues raised by the two reinsurers and this prompted the U.K. Administrators to file an action in the High Court seeking a declaration that the settlements with EIR and Sedgwick do not breach provisions of the reinsurance agreement. A hearing was conducted during July 2005 and judgment was handed down on December 21, 2005. The High Court held that the settlements did not breach the reinsurance agreement. Munich Re and CRIC have not appealed the judgment.

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

The security rating of Centre Reinsurance International Co. was downgraded by several major credit rating providers during the first quarter of 2004. As a result of the downgrade, the Company obtained a guarantee of all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CRIC’s obligations under the policy from Centre Reinsurance (US) Limited (“CRUS”), an affiliate of CRIC. The security rating of CRUS has not been affected by the downgrade of CRIC and remains unchanged since the inception of the policy. If the reinsurers and/or the related affiliate are not able to meet their obligations under the policy, the Company’s results of operations and financial condition could be materially affected.

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater or less than $1.69/£, the Company will effectively have a premium or discount on claims paid. As of December 31, 2006, the $699 million insurance recoverable asset includes an exchange rate premium of approximately $85 million.

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

As of the Petition Date, pending asbestos litigation of Abex (as to the Company only) and Wagner is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court.

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of December 31, 2006) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

The Company issued various letters of credit in connection with asbestos lawsuits that had resulted in verdicts against the Company prior to its filing for bankruptcy protection. The letters of credit were issued as security for judgments entered against the Company to permit the Company to pursue appeals to these judgments. The final appeal in one case was denied during 2004, the Bankruptcy Court lifted the automatic stay related to one letter of credit associated with this appeal, and a net draw was made upon this letter of credit of approximately $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While the Company believes that the liability recorded was appropriate as of October 1, 2001 for anticipated losses arising from asbestos-related claims related to Abex and Wagner through 2012, it is the Company’s view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the timing and amount of future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the proceeding, the number of current and future claims that will be included in the plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

Cooper, Pneumo, the Company, the asbestos claimants committee, the representative for future asbestos claimants, and various other relevant parties, signed a nonbinding term sheet in July of 2006, reflecting a global settlement that will provide two alternative means of resolving all of Cooper’s and Pneumo’s claims against the Company arising out of the Abex asbestos litigation and the related alleged indemnity obligations. One of these alternatives will be accomplished as part of the Plan and its confirmation. Under one alternative, Cooper will contribute $756 million to a trust to be established pursuant to Section 524(g) of the Bankruptcy Code, consisting of $256 million in cash and a $500 million promissory note, in consideration for Cooper and Pneumo being protected from current and future Abex asbestos claims by the Plan’s channeling injunction which will channel all the Abex asbestos claims to the trust. This alternative settlement has been documented as part of the Plan, and affected creditors will be given an opportunity to vote for or against this alternative as part of the solicitation of votes on the Plan.

The other alternative settlement will only be utilized if the first alternative cannot be successfully implemented. Under the second settlement structure, Cooper will receive $138 million and Pneumo will receive $2 million in exchange for completely releasing all their claims against the Company and all its affiliates. The terms of this alternative settlement are set forth in the Plan B Settlement Agreement, executed as of September 18, 2006, by the same parties that signed the term sheet in July of 2006. This alternative has been documented as part of the Plan. Under both of the foregoing alternatives, Cooper has agreed to permit the Company to (i) negotiate certain lump-sum or installment settlements involving the Wagner insurance (described below), and (ii) retain 88% of the proceeds from such insurance settlements in the case of the first alternative settlement structure and 80% of the proceeds in the case of the second alternative settlement structure. Cooper, Pneumo, the Company, the asbestos claimants committee, the representative for future asbestos claimants, and various other relevant parties, have entered a Plan Support Agreement which was approved by the Bankruptcy Court on February 2, 2007, binding the parties to the alternative settlements.

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

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $112.6 million as of December 31, 2006.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action against the Debtors and a number of insurance carriers in the Company’s Restructuring Proceedings (the “Adversary Proceeding”). In its complaint, Dresser alleged that it has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rights under certain primary and excess general liability insurance policies that may be shared with one of the Debtors, Federal-Mogul Products (“FMP”) as the successor to Wagner Electric Corporation. Dresser seeks, among other things, a declaration of the parties’ respective rights and obligations under the policies and a partition of the competing rights of Dresser and FMP under the policies. FMP answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of FMP’s rights to the policies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $47.6 million as of December 31, 2006. On November 4, 2004, FMP, Dresser and Cooper Industries, LLC (“Cooper”) and certain of the insurers (“Parties”) entered into a partitioning agreement, by which the Parties agreed as to the manner in which the limits of liability, self-insured retentions, deductibles and any other self-insurance features, and the erosion thereof, are to be partitioned among FMP, Dresser and Cooper. The partitioning agreement effectively disposes of Dresser’s claims in the Adversary Proceeding. However, FMP’s cross claim against the defendant-insurers remains. In a separate agreement, FMP, Cooper, and Pneumo have agreed, among other things, to a method for dividing the FMP-Cooper portion of the partitioned limits among those three entities. The agreement among FMP, Cooper, and Pneumo is subject to bankruptcy court approval.

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

The ultimate realization of insurance proceeds is directly related to the amount of related covered valid claims against the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings and the proposed settlement with Cooper will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts since the initiation of the Restructuring Proceedings, other than to reflect cash received under this policy, due to the uncertainties created by the Restructuring Proceedings. Accordingly, the recorded amounts for this insurance recoverable asset could change materially based upon events that occur from the Restructuring Proceedings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insurance coverage for defense and indemnity. All claims alleging exposure to the products of the Company and of Fel-Pro have been stayed as a result of the Restructuring Proceedings.

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability subject to compromise and the insurance recoverable asset as of December 31, 2006 and December 31, 2005:

	T&N Companies	Abex	Wagner	Other	Total
	(Millions of Dollars)
Liability:
Balance at January 1, 2006	$1,316.1	$129.5	$84.1	$2.7	$1,532.4
Payments related to discharge of U.K. Administration	(167.3)	—	—	—	(167.3)
Foreign exchange	26.6	—	—	—	26.6

Balance at December 31, 2006	$1,175.4	$129.5	$84.1	$2.7	$1,391.7

Asset:
Balance at January 1, 2006	$615.4	$112.6	$49.4	$—	$777.4
Cash receipts	—	—	(1.8)	—	(1.8)
Foreign exchange	83.4	—	—	—	83.4

Balance at December 31, 2006	$698.8	$112.6	$47.6	$—	$859.0

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

Environmental Matters and Conditional Asset Retirement Obligations

The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) or other similar national, provincial or state environmental laws. These laws require responsible parties to pay for remediating contamination resulting from hazardous substances that were discharged into the environment by them, by prior owners or occupants of their property, or by others to whom they sent such substances for treatment or other disposition. In addition, the Company has been notified by the United States Environmental Protection Agency, other national environmental agencies, and various provincial and state agencies that it may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to CERCLA and other national and state or provincial environmental laws. PRP designation typically requires the funding of site investigations and subsequent remedial activities.

At most of the sites that are likely to be the costliest to remediate, which are often current or former commercial waste disposal facilities to which numerous companies sent wastes, the Company’s exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company’s share of the total waste sent to these sites has generally been small. The other companies that sent wastes to these sites, often numbering in the hundreds or more, generally include large, solvent, publicly owned companies and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste.

The Company has also identified certain other present and former properties at which it may be responsible for cleaning up environmental contamination, in some cases as a result of contractual commitments. The Company is actively seeking to resolve these actual and potential statutory, regulatory and contractual obligations. Although

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

difficult to quantify based on the complexity of the issues, the Company has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual obligations on the basis of factors such as available information from site investigations and consultants.

The Company records asset retirement obligations in accordance with SFAS 143, Accounting for Asset Retirement Obligations and Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”) when the amount can be reasonably estimated, typically upon decision to close or sell an operating site. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold in connection with Restructuring 2006. In connection with these sites, the Company has accrued $25.3 million and $3.1 million as of December 31, 2006 and 2005, respectively, for conditional asset retirement obligations, primarily related to anticipated costs of asbestos removal, and has recorded impairment charges of $20.3 million associated with these closures and anticipated closures.

The Company has additional asset retirement obligations, also primarily related to asbestos removal costs, for which it believes reasonable cost estimates cannot be made at this time because the Company does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, the Company is currently unable to determine amounts to accrue for conditional asset retirement obligations at such sites.

For those sites that the Company identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, the Company will review these sites for both impairment issues in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and for conditional asset retirement obligations in accordance with SFAS No 143 or FIN 47.

Total environmental reserves, including reserves for conditional asset retirement obligations, were $82.1 million and $60.4 million at December 31, 2006 and 2005, respectively, and are included in the consolidated balance sheets as follows:

	December 31
	2006	2005
	(Millions of Dollars)
Current liabilities
Environmental liabilities	$6.6	$10.7
Asset retirement obligations	8.6	3.1
Long-term accrued liabilities
Environmental liabilities	23.5	21.9
Asset retirement obligations	16.7	—
Liabilities subject to compromise—Environmental	26.7	24.7

	$82.1	$60.4

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2006, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $77 million.

Environmental liabilities subject to compromise include those related to claims that may be reduced in the Company’s bankruptcy proceeding because obligations underlying such claims may be determined to be “dischargeable debts” incurred prior to the Company’s filing for bankruptcy. Such liabilities generally arise at either (1) commercial waste disposal sites to which the Company and other companies sent wastes for disposal, or (2) sites in relation to which the Company has a contractual obligation to indemnify the current owner of a site for the costs of cleanup of contamination that was released into the environment before the Company sold the site.

Environmental liabilities determined not to be subject to compromise include those which arise from a legal obligation of the Company, under an administrative or judicial order to perform cleanup at a site. Such obligations are normally associated with sites which the Company owns and/or operates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The best estimate of environmental liability at a site may change from time to time during a bankruptcy proceeding even if the liability relating to that site is subject to compromise and the Company’s responsibility to make payments is stayed. Notwithstanding the stay of legal proceedings against the Company regarding such a site, activities such as further site investigation and/or actual cleanup work often continue to be performed, generally by parties other than the Company. Such activities may produce new and better information that requires the Company to revise its best estimate of total site cleanup costs and its own share of such costs.

22. Operations by Reporting Segment and Geographic Area

The Company's integrated operations are included in five reporting segments generally corresponding to major product groups: Powertrain, Sealing Systems, Vehicle Safety and Performance, Aftermarket Products and Services, and Corporate. Segment information, as of and for the years ended December 31, 2005 and 2004, has been reclassified to reflect organizational changes implemented during the third quarter of 2006.

Powertrain products are used primarily in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include engine bearings, pistons, piston pins, piston rings, cylinder liners, camshafts, valve seats and guides and transmission products and connecting rods. These products are offered under the Federal-Mogul, Glyco, Goetze and Nural brand names. These products are either sold as individual products or, increasingly, offered to automotive manufacturers as assembled products. This strategic product offering adds value to the customer by simplifying the assembly process, lowering costs and reducing vehicle development time. Powertrain operates 45 manufacturing facilities in 15 countries, serving many major automotive, heavy-duty diesel and industrial customers worldwide.

Sealing Systems products include dynamic seals and gaskets (static seals). The products within this group are marketed under the brand names of Federal-Mogul, National, BCA, Fel-Pro, Payen and Glockler. Sealing Systems operates 16 manufacturing facilities in 9 countries, serving many major automotive, heavy-duty diesel and industrial customers worldwide.

Vehicle Safety and Performance products are used in automotive and heavy-duty applications and the primary products of this segment include brake disc pads, brake shoes, brake linings and blocks and element resistant sleeving systems protection products. Federal-Mogul has a well-balanced portfolio of world-class brand names, including Abex, Beral, Wagner and Ferodo. Federal-Mogul supplies OEM friction products to all the major customers in the light vehicle, commercial vehicle and railway sectors and is also very active in the aftermarket. Vehicle Safety and Performance operates 21 manufacturing facilities in 12 countries, serving many major automotive, railroad and industrial customers worldwide.

Aftermarket Products and Services distributes products manufactured within the above segments, or purchased, to the independent automotive, heavy-duty and industrial aftermarkets. The segment also includes manufacturing operations for brake, chassis, ignition, lighting, fuel and wiper products. Federal-Mogul is a leader in several key aftermarket product lines. These products are marketed under the leading brand names Champion, Fel-Pro, National, Carter, ANCO, Moog, Wagner, Ferodo, Payen, Goetze, Glyco, AE and Sealed Power. Aftermarket Products and Services operates 27 manufacturing facilities, 21 distribution centers, and 7 warehouse facilities in 16 countries, serving a diverse base of distributors and retail customers around the world.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, and gains or losses on the sales of businesses.

Net sales and gross margin information by reporting segment is as follows:

	Net Sales			Gross Margin
	Year Ended December 31			Year Ended December 31
	2006	2005	2004	2006	2005	2004
	(Millions of Dollars)
Powertrain	$2,285	$2,172	$2,146	$309	$298	$316
Sealing Systems	476	476	503	37	18	45
Vehicle Safety and Performance	724	718	673	170	172	170
Aftermarket Products and Services	2,841	2,920	2,852	661	646	673
Corporate	—	—	—	(72)	(93)	(27)

	$6,326	$6,286	$6,174	$1,105	$1,041	$1,177

Operational EBITDA by reporting segment is as follows:

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Powertrain	$362	$358	$335
Sealing Systems	36	14	39
Vehicle Safety and Performance	154	154	144
Aftermarket Products and Services	481	444	507
Corporate	(409)	(416)	(392)

Total Segments Operational EBITDA	624	554	633
Items required to reconcile Operational EBITDA to loss from continuing operations before income tax expense:
Interest expense, net	(206)	(132)	(101)
Depreciation and Amortization	(329)	(344)	(336)
Restructuring charges, net	(66)	(30)	(18)
Adjustment of assets to fair value	(46)	(122)	(276)
Settlement of U.K. pension plans	(501)	—	—
Chapter 11 and U.K. Administration related reorganization costs	(95)	(138)	(100)
Other	5	9	9

Loss From Continuing Operations Before Income Tax Expense	$(614)	$(203)	$(189)

Total assets, capital expenditures, and depreciation and amortization information by reporting segment is as follows:

	Total Assets		Capital Expenditures			Depreciation and Amortization
	December 31		Year Ended December 31			Year Ended December 31
	2006	2005	2006	2005	2004	2006	2005	2004
	(Millions of Dollars)
Powertrain	$1,906	$1,746	$120	$90	$126	$154	$156	$156
Sealing Systems	760	765	19	22	33	40	44	42
Vehicle Safety and Performance	994	1,005	39	39	57	63	68	63
Aftermarket Products and Services	2,836	2,878	32	30	46	54	60	59
Corporate	683	1,341	27	9	6	18	16	16

	$7,179	$7,735	$237	$190	$268	$329	$344	$336

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows geographic information:

	Net Sales			Net Property, Plant and Equipment
	Year Ended December 31			December 31
	2006	2005	2004	2006	2005
	(Millions of Dollars)
United States	$2,811	$2,925	$2,888	$712	$785
Germany	1,120	1,032	994	499	469
France	492	516	536	132	126
United Kingdom	389	434	468	117	143
Other	1,514	1,379	1,288	619	480

	$6,326	$6,286	$6,174	$2,079	$2,003

23. Stock-Based Compensation

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

In accordance with SFAS No. 123(R), Share Based Payments, the Company has determined the amount of compensation expense associated with these stock options upon the fair value of such options as of December 31, 2006. Key assumptions and related option-pricing models used by the Company are summarized in the following table.

	2006		2005
	Plain Vanilla	Options with	Plain Vanilla	Options with
	Options	Exchange	Options	Exchange
Valuation model	Black-Scholes	Modified Binomial	Black-Scholes	Modified Binomial
Expected volatility	37%	37%	46%	46%
Expected dividend yield	0%	0%	0%	0%
Risk-free rate over the estimated expected life of option	4.57–5.07%	4.57–5.07%	4.30–4.45%	4.30–4.45%
Expected term (in years)	4.09	4.99	4.39	5.37

Until the date of grant, the Company is required to reassess the value of the Options quarterly and adjust the aggregate compensation expense recognized to reflect any change in the value of the Options. The Company recorded compensation expense pertaining to the options of $5.6 million and $6.6 million for the years ended December 31, 2006 and 2005, respectively. There was approximately $21 million and $33 million of total unrecognized compensation cost related to non-vested stock-options under the employment agreement, which is expected to be recognized ratably over the remaining term of the employment agreement for the years ended December 31, 2006 and 2005, respectively.

Because of recent changes in the U.S. tax code, the Company has proposed changes to Mr. Alapont's non-qualified stock option grant from the reorganized Company. The proposed changes are detailed in the Fourth Amended Joint Plan of Reorganization filed with the U.S. Bankruptcy Court. The proposed changes eliminate the use of "options with exchange" and provide that all the granted options will be "plain vanilla" options as described above. Mr.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Alapont also would enter into a deferred compensation arrangement that replaces the benefits which he would have had under the options with exchange provided for in his employment agreement. An actuarial calculation has estimated the value of this future option grant to be $34 million.

24. Quarterly Financial Data (Unaudited)

	First	Second	Third(3)	Fourth(1)	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2006:
Net sales	$1,600.3	$1,631.6	$1,548.6	$1,545.9	$6,326.4
Gross margin	285.0	304.2	262.4	253.6	1,105.2
Net (loss) income	(68.4)	(16.8)	2.6	(467.0)	(549.6)
Diluted loss per share	(0.77)	(0.19)	0.03	(5.22)	(6.15)
Stock price:
High	$0.51	$0.73	$0.42	$0.60
Low	$0.32	$0.21	$0.35	$0.37
Dividend per share	—	—	—	—

	First	Second	Third	Fourth(2)	Year
Year ended December 31, 2005:
Net sales	$1,633.2	$1,665.4	$1,500.4	$1,487.0	$6,286.0
Gross margin	274.9	291.8	234.4	239.6	1,040.7
Net loss	(48.3)	(11.6)	(69.9)	(204.4)	(334.2)
Diluted loss per share	(0.54)	(0.13)	(0.79)	(2.29)	(3.75)
Stock price:
High	$0.41	$0.91	$0.88	$0.66
Low	$0.29	$0.33	$0.32	$0.29
Dividend per share	—	—	—	—

(1)	Includes $500.4 million settlement of U.K. pension plans.
(2)	Includes $108.4 million for adjustments of assets to fair value.
(3)	Includes $32 million tax benefit for changes to German tax regulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

25. Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain subsidiaries of the Company (as listed below, collectively the ''Guarantor Subsidiaries'') have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company's Senior Credit Agreements.

Federal-Mogul Venture Corporation Federal-Mogul Global Properties Inc. Carter Automotive Company, Inc. Federal-Mogul World Wide Inc. Federal-Mogul Ignition Company Federal-Mogul Products, Inc.	Federal-Mogul Piston Rings, Inc. Federal-Mogul Dutch Holdings Inc. Federal-Mogul UK Holdings Inc. F-M UK Holdings Limited Federal-Mogul Global Inc. T&N Industries, Inc.	Federal-Mogul Powertrain, Inc. Federal-Mogul Mystic, Inc. Felt Products MFG. Co. Ferodo America, Inc. McCord Sealing, Inc.

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

As a result of the Restructuring Proceedings (see Note 2, “Voluntary Reorganization under Chapter 11 and U.K. Administration”) certain of the liabilities, as shown below, were liabilities subject to compromise as of the Petition date:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(Millions of Dollars)
Debt	$4,053.3	$0.2	$—	$4,053.5
Asbestos liabilities	1.4	236.3	1,154.0	1,391.7
Accounts payable	59.0	116.4	—	175.4
Company-obligated mandatorily redeemable preferred securities of subsidiary holding solely convertible subordinated debentures of the Company	—	—	114.6	114.6
Interest payable	44.0	0.2	—	44.2
Environmental liabilities	26.7	—	—	26.7
Other accrued liabilities	13.8	0.1	(6.6)	7.3

	$4,198.2	$353.2	$1,262.0	$5,813.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Year Ended December 31, 2006

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,155.3	$1,635.0	$5,259.4	$(1,723.3)	$6,326.4
Cost of products sold	956.4	1,263.9	4,724.2	(1,723.3)	5,221.2

Gross margin	198.9	371.1	535.2	—	1,105.2
Selling, general and administrative expenses	241.2	224.3	382.7	—	848.2
Adjustment of assets to fair value	9.9	10.4	25.6	—	45.9
Interest expense (income), net	202.0	—	3.8	—	205.8
Settlement of U.K. pension plans	—	—	500.4	—	500.4
Chapter 11 and U.K. Administration related reorganization expenses	95.1	—	—	—	95.1
Equity earnings of unconsolidated affiliates	—	(5.4)	(27.4)	—	(32.8)
Restructuring expense, net	19.3	6.6	40.5	—	66.4
Other (income) expense, net	(198.8)	(26.3)	214.9	—	(10.2)

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(169.8)	161.5	(605.3)	—	(613.6)
Income tax expense (benefit)	(48.7)	27.6	(42.9)	—	(64.0)

Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(121.1)	133.9	(562.4)	—	(549.6)
Equity in earnings (loss) of subsidiaries	(428.5)	87.2	—	341.3	—

Net income (loss)	$(549.6)	$221.1	$(562.4)	$341.3	$(549.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Year Ended December 31, 2005

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,206.6	$1,694.3	$5,189.4	$(1,804.3)	$6,286.0
Cost of products sold	1,046.6	1,305.6	4,697.4	(1,804.3)	5,245.3

Gross margin	160.0	388.7	492.0	—	1,040.7
Selling, general and administrative expenses	233.2	242.9	407.8	—	883.9
Adjustment of assets to fair value	6.3	36.8	78.4	—	121.5
Interest expense (income), net	149.2	—	(17.6)	—	131.6
Chapter 11 and U.K. Administration related reorganization expenses	138.2	—	—	—	138.2
Equity earnings of unconsolidated affiliates	—	(5.6)	(32.5)	—	(38.1)
Restructuring expense, net	4.1	4.5	21.6	—	30.2
Other (income) expense, net	(435.9)	(6.1)	418.1	—	(23.9)

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	64.9	116.2	(383.8)	—	(202.7)
Income tax expense	1.2	4.4	125.9	—	131.5

Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	63.7	111.8	(509.7)	—	(334.2)
Equity in earnings (loss) of subsidiaries	(397.9)	99.2	—	298.7	—

Net income (loss)	$(334.2)	$211.0	$(509.7)	$298.7	$(334.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Year Ended December 31, 2004

(Millions of Dollars)

	Unconsolidated			Eliminations
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Discontinued Operations	Inter- Company	Consolidated
Net sales	$1,170.0	$1,702.4	$4,720.1	$(17.0)	$(1,401.4)	$6,174.1
Cost of products sold	972.0	1,298.3	4,150.4	(22.5)	(1,401.4)	4,996.8

Gross margin	198.0	404.1	569.7	5.5	—	1,177.3
Selling, general and administrative expenses	270.9	253.1	428.0	(2.3)	—	949.7
Adjustment of assets to fair value	16.5	55.3	204.6	—	—	276.4
Interest expense (income), net	107.9	—	(6.8)	0.4	—	101.5
Chapter 11 and U.K. Administration related reorganization expenses	118.2	(18.5)	—	—	—	99.7
Equity earnings of unconsolidated affiliates	—	(6.4)	(29.6)	—	—	(36.0)
Gain on involuntary conversion	—	(46.1)	—	—	—	(46.1)
Restructuring expense, net	12.9	(2.8)	7.4	—	—	17.5
Other (income) expense, net	(151.6)	(14.7)	173.3	(3.0)	—	4.0

Earnings (loss) from continuing operations before income taxes and equity in loss of subsidiaries	(176.8)	184.2	(207.2)	10.4	—	(189.4)
Income tax expense (benefit)	9.0	(3.5)	128.7	1.9	—	136.1

Earnings (loss) from continuing operations before equity in loss of subsidiaries	(185.8)	187.7	(335.9)	8.5	—	(325.5)
Loss from discontinued operations, net of income taxes	—	—	—	(8.5)	—	(8.5)
Equity in earnings of subsidiaries	(148.2)	24.8	—	—	123.4	—

Net income (loss)	$(334.0)	$212.5	$(335.9)	$—	$123.4	$(334.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED BALANCE SHEET

December 31, 2006

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and equivalents	$9.2	$—	$350.1	$—	$359.3
Accounts receivable, net	188.9	268.2	535.5	—	992.6
Inventories, net	98.6	282.5	511.5	—	892.6
Prepaid expenses	50.6	33.3	164.3		248.2

Total Current Assets	347.3	584.0	1,561.4	—	2,492.7
Property, plant and equipment, net	227.1	474.1	1,377.4	—	2,078.6
Goodwill and indefinite-lived intangible assets	482.3	577.7	145.3	—	1,205.3
Definite-lived intangible assets, net	15.5	73.1	165.7	—	254.3
Investment in subsidiaries	7,264.8	3,006.4	—	(10,271.2)	—
Intercompany accounts, net	(4,376.2)	3,471.0	905.2	—	—
Asbestos-related insurance recoverable	—	160.2	698.8	—	859.0
Prepaid pension costs	—	—	2.7	—	2.7
Other noncurrent assets	48.0	19.3	219.2	—	286.5

	$4,008.8	$8,365.8	$5,075.7	$(10,271.2)	$7,179.1

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt, including current portion of long-term debt	$371.1	$—	$111.0	$—	$482.1
Accounts payable	78.8	82.4	326.8	—	488.0
Accrued liabilities	103.1	59.0	272.9	—	435.0
Current portion of pension liability	52.6	—	15.3	—	67.9
Other current liabilities	42.5	10.3	128.9	—	181.7

Total Current Liabilities	648.1	151.7	854.9	—	1,654.7
Liabilities subject to compromise	4,198.2	353.2	1,262.0	—	5,813.4
Long-term debt	—	—	26.7	—	26.7
Postemployment benefits	769.0	0.1	342.0	—	1,111.1
Long-term portion of deferred income taxes	—	—	81.8	—	81.8
Other accrued liabilities	92.4	—	92.7	—	185.1
Minority interest in consolidated subsidiaries	49.0	6.3	(1.1)	—	54.2
Shareholders' Equity (Deficit)	(1,747.9)	7,854.5	2,416.7	(10,271.2)	(1,747.9)

	$4,008.8	$8,365.8	$5,075.7	$(10,271.2)	$7,179.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED BALANCE SHEET

December 31, 2005

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and equivalents	$4.5	$—	$382.7	$—	$387.2
Restricted cash	700.9	—	—	—	700.9
Accounts receivable, net	203.9	302.5	504.7	—	1,011.1
Inventories, net	94.8	294.3	419.0	—	808.1
Prepaid expenses	47.2	31.0	142.5		220.7

Total Current Assets	1,051.3	627.8	1,448.9	—	3,128.0
Property, plant and equipment, net	253.4	522.3	1,227.4	—	2,003.1
Goodwill and indefinite-lived intangible assets	482.3	577.7	129.5	—	1,189.5
Definite-lived intangible assets, net	56.8	77.8	155.0	—	289.6
Investment in subsidiaries	6,398.6	3,035.1	—	(9,433.7)	—
Intercompany accounts, net	(4,901.7)	3,488.0	1,413.7	—	—
Asbestos-related insurance recoverable	—	162.0	615.4	—	777.4
Prepaid pension costs	2.9	—	109.3	—	112.2
Other noncurrent assets	46.3	19.5	169.5	—	235.3

	$3,389.9	$8,510.2	$5,268.7	$(9,433.7)	$7,735.1

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt, including current portion of long-term debt	$570.7	$—	$36.0	$—	$606.7
Accounts payable	66.0	83.8	255.2	—	405.0
Accrued liabilities	106.9	58.8	370.3	—	536.0
Other current liabilities	39.7	10.6	66.6	—	116.9

Total Current Liabilities	783.3	153.2	728.1	—	1,664.6
Liabilities subject to compromise	4,188.3	353.2	1,447.3	—	5,988.8
Long-term debt	—	—	8.1	—	8.1
Postemployment benefits	725.3	—	1,505.5	—	2,230.8
Long-term portion of deferred income taxes	—	—	62.4	—	62.4
Other accrued liabilities	100.2	0.3	80.9	—	181.4
Minority interest in consolidated subsidiaries	25.8	6.2	—	—	32.0
Shareholders' Equity (Deficit)	(2,433.0)	7,997.3	1,436.4	(9,433.7)	(2,433.0)

	$3,389.9	$8,510.2	$5,268.7	$(9,433.7)	$7,735.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 2006

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided From (Used By) Operating Activities	$(392.9)	$272.2	$(301.0)	$—	$(421.7)
Expenditures for property, plant and equipment	(44.8)	(41.2)	(151.4)	—	(237.4)
Net proceeds from sale of property, plant and equipment	12.2	—	10.3	—	22.5
Net proceeds from sale of business	—	0.1	7.7	—	7.8
Payments to acquire business	(30.5)	—	(1.8)	—	(32.3)

Net Cash Used By Investing Activities	(63.1)	(41.1)	(135.2)	—	(239.4)
Proceeds from borrowings on DIP credit facility	290.4	—	—	—	290.4
Principal payments on DIP credit facility	(490.0)	—	—	—	(490.0)
Increase in short-term debt	—	—	(12.1)	—	(12.1)
Principal payments on long-term debt	—	—	(1.3)	—	(1.3)
Net change in restricted cash	762.3	—	—	—	762.3
Proceeds from factoring arrangements	—	—	59.4	—	59.4
Debt issuance fees	(0.8)	—	—	—	(0.8)
Change in intercompany accounts	(126.5)	(231.1)	357.6	—	—

Net Cash (Used By) Provided From Financing Activities	435.4	(231.1)	403.6	—	607.9

Effect of foreign currency exchange rate fluctuations on cash	25.3	—	—	—	25.3

Net decrease in cash and equivalents	$4.7	$—	$(32.6)	$—	$(27.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

FEDERAL-MOGUL CORPORATION

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 2005

(Millions of Dollars)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided From (Used By) Operating Activities	$(233.0)	$357.4	$194.0	$—	$318.4
Expenditures for property, plant and equipment	(6.8)	(15.3)	(168.2)	—	(190.3)
Net proceeds from sale of property, plant and equipment	—	—	30.1	—	30.1

Net Cash Used By Investing Activities	(6.8)	(15.3)	(138.1)	—	(160.2)
Proceeds from borrowings on DIP credit facility	713.0	—	—	—	713.0
Principal payments on DIP credit facility	(420.0)	—	—	—	(420.0)
Increase in short-term debt	—	—	7.6	—	7.6
Net change in restricted cash	(700.9)	—	—	—	(700.9)
Principal payments on long-term debt	—	—	(1.0)	—	(1.0)
Debt issuance fees	—	—	(4.3)	—	(4.3)
Change in intercompany accounts	709.3	(342.1)	(367.2)	—	—

Net Cash (Used By) Provided From Financing Activities	301.4	(342.1)	(364.9)	—	(405.6)

Effect of foreign currency exchange rate fluctuations on cash	(66.0)	—	—	—	(66.0)

Net decrease in cash and equivalents	$(4.4)	$—	$(309.0)	$—	$(313.4)

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s periodic Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006, at the reasonable assurance level previously described.

The acquisition of the controlling interest in Federal-Mogul Goetze India Limited (“FMG”) expands the Company’s internal control over financial reporting. The evaluation of the effectiveness of the design and operation of our disclosure controls and procedures excluded the internal controls over financial reporting at FMG.

Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included within this Form 10-K Management’s Report on Internal Control over Financial Reporting as of December 31, 2006. The Company’s independent registered public accounting firm also attested to, and reported on, Management’s Report on Internal Control over Financial Reporting. Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Form 10-K and incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors:

José Maria Alapont Director since 2005 Age 56	Mr. Alapont has served as chairman of the board of directors of the Company since June of 2005, as well as president and chief executive officer and a member of the board since March of 2005. Prior to joining the Company, Mr. Alapont was chief executive officer and a member of the board of directors of IVECO, the commercial vehicle company of the Fiat Group. From 1997 until 2003, Mr. Alapont served in various key executive positions at Delphi Corporation. From 1990 to 1997, Mr. Alapont served in several executive roles at Valeo, a global automotive supplier. Mr. Alapont began and developed his automotive career from 1974 to 1989 at Ford Motor Company and, over the course of 15 years, worked in different management and executive positions at Ford Europe.

John J. Fannon Director since 1986 Age 73	Mr. Fannon retired as vice chairman of Simpson Paper Company in 1998, a privately held global forest products company, a position he had held since 1993. From 1980 until 1993, Mr. Fannon served as president of Simpson Paper. Mr. Fannon is currently a business consultant.

Paul S. Lewis Director since 1998 Age 70	Mr. Lewis served as chairman of Terranova Foods plc, a European based supplier of convenience and frozen foods, from October 1998 until June 1999, when the Company was acquired by Uniq plc. He joined Tate & Lyle plc, a multi-national processor of sugar and starch products, as group finance director in 1988 and served as its deputy chairman from 1993 until 1998. He is a former non-executive director of T&N plc.

Shirley D. Peterson Director since 2002 Age 65	Ms. Peterson was president of Hood College, an independent liberal arts college, from 1995-2000. From 1989-93, she served in the U.S. government, first appointed by President Bush as assistant attorney general in the Tax Division of the Department of Justice, then as commissioner of the Internal Revenue Service. She also was a partner in the law firm of Steptoe & Johnson, where she spent a total of 22 years from 1969-89 and 1993-94. Ms. Peterson is a director or trustee of various funds within the DWS Scudder Fund Complex. Ms. Peterson serves as a director of AK Steel Corporation, Champion Enterprise, Goodyear Tire & Rubber Company and Wolverine World Wide, Inc. She is also a trustee of Bryn Mawr College Board of Trustees.

John C. Pope Director Since 1987 Age 57	Mr. Pope has served as chairman of PFI Group, a private investment firm, since 1999. He served as chairman of the board of MotivePower Industries, Inc., a manufacturer and remanufacturer of locomotives and locomotive products from January 1996 to November 1999. He is also a director of Con-way Inc., Dollar Thrifty Automotive Group, Inc., Kraft Foods Inc., RR Donnelley & Sons Company and Waste Management, Inc., where he is currently the chairman of the board.

Geoffrey H. Whalen C.B.E. Director since 1998 Age 71	Sir Geoffrey retired in 1995 as managing director and deputy chairman of Peugeot Motor Company, plc, an automotive manufacturer, positions he held since 1984 and 1990, respectively. He also served as president of the Society of Motor Manufacturers & Traders, the trade association representing vehicle and component makers in the United Kingdom, from 1988-1990 and 1993-1994. Sir Geoffrey is also a director of Camden Ventures Ltd. (formerly known as Camden Motors Ltd.).

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

Executive Officers:

William S. Bowers Age 54	Mr. Bowers is senior vice president, sales and marketing. Prior to joining the Company in February 2006, Bowers spent 30 years at General Motors Corporation and Delphi Corporation, most recently since April 2002 as executive director of sales, marketing and planning for Delphi energy & chassis division. He served in Asia Pacific as regional director of Delphi’s energy & chassis division 1998 to 2002.

David A. Bozynski Age 52	Mr. Bozynski has served as vice president and treasurer since May 1996 and served as interim chief financial officer from March 2000 to July 2000. Prior to joining Federal-Mogul in 1996, Mr. Bozynski had a 21-year career with Unisys, where his last appointment was vice president and assistant treasurer. Prior to serving as assistant treasurer, Mr. Bozynski served as vice president, line of business finance, responsible for the finance function of Unisys’ four commercial lines of business.

Jean Brunol Age 54	Mr. Brunol has served as senior vice president, business and operations strategy since April 2005. Prior to joining the Company, Mr. Brunol was senior vice president, product and business strategy, international operations at IVECO. Previously, Mr. Brunol was business partner and executive advisor for private equity funds and independent companies. He also served as president of tube operations at Thomson from 2000 to 2002, and was chief executive officer of SAFT, ALCATEL Battery & Power Systems Company from 1997 to 2000.

Rene L. F. Dalleur Age 53	Mr. Dalleur was appointed to senior vice president, global vehicle safety and performance products in May 2005. Previously, Mr. Dalleur served as senior vice president, global friction products since June 2001. Mr. Dalleur was named vice president, ignition/wipers, Europe in September 2000, with responsibilities for sealing systems, Europe, added in November 2000.

Joseph P. Felicelli Age 60	Mr. Felicelli has served as executive vice president, aftermarket products and services since October 2004. Prior to this, Mr. Felicelli served as senior vice president, world-wide aftermarket since October 2001. Previously, Mr. Felicelli served as group vice president, aftermarket for Delco Remy International, Inc., North American operations, Cooper Automotive division.

Pascal Goachet Age 56	Pascal Goachet was appointed senior vice president, Global Human Resources and Organization in July of 2006. Prior to joining Federal-Mogul in 2005, Goachet was a staff member of the French Ministry of Labor; vice president, corporate human resources, NEC Computers International, a subsidiary of NEC Japan; and divisional director, human resources, Group Lafarge, Special Materials Division. In addition, Mr. Goachet has held various human resources leadership positions at Air France Group, Valeo Transmissions and Matra Group. Previously, he was a cabinet member of the French Ministry of Justice.

Charles Grant Age 62	Mr. Grant has served as vice president, corporate development since 1992, with strategic planning added in December 2000. Prior to this position, Mr. Grant served as vice president and controller from May 1988 to December 1992.

Alan Haughie Age 43	Mr. Haughie was appointed as vice president and controller effective January 1, 2005 and chief accounting officer in September 2005. Prior to these appointments, Mr. Haughie served as director, corporate finance since 2000 and previously worked as controller in the Company’s aftermarket business located in Manchester, U.K. from 1999 to 2000.

Ramzi Hermiz Age 41	Mr. Hermiz was appointed senior vice president, sealing systems in April 2005. Mr. Hermiz joined Federal-Mogul in 1998 with the acquisition of Fel-Pro, Inc., and served as vice president of Federal-Mogul’s European Aftermarket operation. Prior to joining Fel-Pro in 1990, Hermiz was manager, purchasing and quality assurance for a manufacturer of residential lighting and other products. He began his career as a design and product engineer for a consulting firm serving the heavy-duty construction industry.

Rainer Jueckstock Age 47	Mr. Jueckstock was appointed senior vice president, powertrain in March 2005. Previously, Mr. Jueckstock served as senior vice president pistons, piston rings and liners in October 2003. Prior to this he was vice president, piston rings and liners. Mr. Jueckstock, who joined Federal-Mogul in 1990, also served as a piston ring operations director in Europe, as well as managing director of the company’s Friedberg, Germany, operation.

Jeff Kaminski Age 45	Mr. Kaminski was appointed senior vice president, global purchasing in April 2005. Previously, Mr. Kaminski served as vice president of global supply chain management; vice president, finance, global powertrain; and served in several finance and operations positions. Mr. Kaminski served as vice president finance, GDX Automotive, January through July 2001.

Robert L. Katz Age 44	Mr. Katz was appointed Vice President and General Counsel in January of 2007. Prior to joining the Company, Mr. Katz was General Counsel-EMEA and EMEA Regional Compliance Officer for Delphi Corporation since January 1999.

Mario Leone Age 51	Mr. Leone has served as senior vice president and chief information officer since May 2005. Prior to joining the Company, Mr. Leone was senior vice president and the chief information officer at the Fiat Group since November 2004 and the operating company IVECO since December 2001. Previously, Leone was director, global business information systems at Dow Chemical; and director, information systems at Polimeri Europa, Mr. Leone began his career at Union Carbide, where he held several positions of increasing responsibility in technical sales, marketing, new product development licensing and information technology.

G. Michael Lynch Age 63	Mr. Lynch joined the Company in June 2000 as executive vice president and chief financial officer. Prior to joining Federal-Mogul in 2000, Mr. Lynch worked at Dow Chemical Company, where he was vice president and controller. Mr. Lynch also spent 29 years at Ford Motor Company, where his most recent position was controller, automotive components division, which ultimately became Visteon. While at Ford, Mr. Lynch held a number of varied financial assignments, including executive vice president and chief financial officer of Ford New Holland.

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

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by the Company with respect to the fiscal year ended December 31, 2006, the Company believes that all Section 16(a) filing requirements were complied with during the fiscal year ended December 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Committee Report:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K. The members of the Compensation Committee are Mr. John J. Fannon, Mr. Paul S. Lewis, Ms. Shirley D. Peterson, Mr. John C. Pope and Sir Geoffrey H. Whalen.

Overview:

The Compensation Committee oversees Federal-Mogul’s executive compensation programs. The Compensation Committee (the “Committee”) members are all independent directors.

The Company’s management (and the Committee) believes that an executive's total compensation package should attract and retain key leadership to Federal-Mogul and motivate those leaders to perform in the interest of promoting the Company’s global profitable growth.

The Committee annually reviews and approves the compensation of the Named Executive Officers and all other officers of the Company. This review of all major compensation elements includes: base salary, annual incentive, long term incentive, and benefits beyond those normally provided to salaried employees. Compensation elements are benchmarked against a peer group described below. The Company compensates its executives with these elements to be competitive in its industry and in the global search for management talent. Each of our major compensation elements is summarized below. The elements are included to retain and recruit senior leadership with global business experience.

Element	The element designed to reward:	The level of this element determined by:	This element and Company decisions on it affect other elements in certain ways.
Base Salary	Experience, knowledge, leadership and level of responsibility.	Compared to peer group with a premium for global and multi-lingual experience. In addition to the market, other factors considered in setting executives’ salaries include experience, performance and internal equity.	May be adjusted to reflect global skills and lack of market competitive long term incentives. Many other pay elements, such as annual incentives and automobile allowances, are set as a percentage of base salary

Annual Incentive	Achievement of business goals of increased Operational EBITDA, Free Cash Flow, Global Profitable Growth	Compared to peer group with a premium for global and multi-lingual experience.	May be adjusted to reflect absence of market competitive long term incentives.

Long Term Incentive	Achievement of business goals of increased Operational EBITDA, Free Cash Flow, reduction in manufacturing and operating expenses, reduction in Sales, General and Administrative (SG&A) expenses and increased sales to new customers

Temporary substitute for peer comparable long term plans - generally 60% to 70% less than peer group, but paid entirely in cash.

Although below market, the Target incentive is set at 50% of the annual incentive target to keep the total cost of the program within budget limits.

Other than Mr. Alapont's expected stock option grant, in accordance with his employment agreement, the temporary substitute for a Long Term Incentive is paid in cash due to the Company’s restructuring proceedings under U.S. Bankruptcy law.

The lack of long term incentives puts more focus on base salary and the annual incentive.

Other Benefits (tax reparation, automobile allowances, etc)	Retention of senior executive leadership	Comparison to peers. Compliance with limits imposed by U.S. Bankruptcy Court.	Company philosophy is for all salaried employees to have a consistent benefits package. Since the other benefits are below those offered by peers, there is more focus on base salary.

Currently, the elements of compensation are weighted toward base salary and target annual incentives in the form of cash. The Chairman, President and Chief Executive Officer is directly involved in the determination of salary levels for the other named executive officers and the review of their compensation elements with the Committee. As a result of the Company’s U.S. restructuring proceedings, the Company’s long term incentive plan has been replaced with a supplemental annual plan described below. A number of executives, including the Named Executive Officers, are paid above the peer group median in base salary, are at or above peers in target annual incentive, and are below peers in long-term incentives. This is due to the Company’s restructuring proceedings under U.S. bankruptcy law and lack of a long-term plan with an equity component. Benefits beyond those normally provided to salaried employees are also outlined below.

The Committee receives assistance from the Company’s corporate human resources department and advice from a consultant selected by the Committee in determining compensation amounts and standards. The consultant also performs general compensation and actuarial consulting for the Company. In accordance with the Compensation Committee charter, the Committee has the authority to select any legal, compensation, accounting or other consultant as it deems necessary to advise it.

In 2004, 2005 and 2006, the Company focused its incentive plan objectives on increasing operational EBITDA, which the Company defines to include income from discontinued operations and exclude impairment charges, Chapter 11 and U.K. Administration expenses, the U.K. pension settlement, restructuring costs, income tax expense, depreciation and amortization. In addition to operational EBITDA, the Company's incentive plan promotes the goal of increasing free cash flow generated by the business. As a global automotive and vehicle parts manufacturer and distributor in a highly competitive industry, the Company believes in the need to satisfy its customers while providing a safe working environment for its employees. To promote these goals, customer satisfaction, quality and worker safety are included in its incentive plan objectives.

Since October 1, 2001, the Company has been in U.S. Bankruptcy restructuring and Administration in the United Kingdom (U.K.). Federal-Mogul emerged from Administration in the U.K. in November 2006. As a result of the Company's restructuring proceedings, no executive received equity based compensation from the Company during calendar years 2004, 2005, or 2006. Since equity was not available for a long term incentive plan, a substitute, MIP Uplift program described below was developed.

Base Salary:

The Chairman, President and Chief Executive Officer’s annual base salary is set by his employment agreement at $1,500,000. This agreement was negotiated by the then Chairman of the Company’s Board of Directors, the primary Chapter 11 stakeholders and the lead shareholder of the future reorganized Company. The employment agreement was submitted to the U.S. District Court for the District of Delaware and approved by the court on January 12, 2005. Other Named Executive Officer base salaries are set by the Compensation Committee using the process of peer comparison and skill review as discussed in this section.

In setting base salaries for the Named Executive Officers, the Company and the Committee first look to comparable positions at the Company’s peer group and similarly sized global manufacturing firms. The Company currently looks to the following 12 firms as its U.S. based peer group: American Axle & Manufacturing Holdings Inc., ArvinMeritor Inc., BorgWarner Inc., Dura Automotive Systems Inc., Eaton Corporation, Hayes Lemmerz International Inc., Johnson Controls Inc., Lear Corporation, Modine Manufacturing Company, Tenneco Inc., TRW Automotive Holdings Corporation, and Visteon Corporation. These companies may also be used in performance benchmarking conducted by the Company. They are engaged in similar businesses and are potential competitors for labor and were selected based on the recommendation of, and discussion with, the Company’s compensation consultant.

In addition to looking at peers, the Company and the Committee look to the degree of experience and talent the executive brings to the Company. As a global automotive and vehicle parts manufacturer and distributor, the Company actively recruits and seeks to hire executives with significant multi-national experience and multi-lingual expertise. This will sometimes result in paying executives’ salaries above equivalent positions of other U.S. based companies.

The Company and the Committee also look at the executive’s total compensation in relation to peers. In 2006, the Committee used total compensation tally sheets to assist it in this review. The tally sheets reflect all compensation and benefits received by the executive as well as benefits potentially received in the event of severance for other than cause and for severance related to a change of control.

Recognizing the importance of the Company’s achieving its business plan targets, no merit salary increases have been granted for incentive eligible executives, including the Named Executive Officers, since January 2005.

Annual Management Incentive Plan (MIP)

All the Named Executive Officers and approximately 2,000 salaried employees globally participate in an annual incentive program called the Management Incentive Plan (“MIP”). Under the MIP, awards can range from 0% to 150% of an executive’s target based on the achievement of specified earnings, cash flow and other goals. The MIP is described more fully following the Summary Compensation Table.

Management Incentive Plan Uplift (MIP Uplift)

All the Named Executive Officers and approximately 200 salaried employees globally participate in a substitute for a long term incentive program called the Management Incentive Plan Uplift (“MIP Uplift”). The MIP Uplift, which generally mirrors the MIP, is described more fully following the Summary Compensation Table.

Mr. Alapont's Stock Option Grant

As part of his employment agreement, and to strongly link Mr. Alapont’s total compensation with the goals of shareholders, the future reorganized Company will grant stock options to Mr. Alapont. In accordance with Mr. Alapont’s employment agreement, this grant will be made upon emergence from U.S. Bankruptcy proceedings. These options will have a seven year term from the grant date.

The options vest at the rate of 20% per year starting from March 23, 2005 and, as of March 23, 2006, 20% have vested. The options vest 100% after five years or upon death, disability or termination for other than cause. The grant is to represent the equivalent of 4% of the shares of Class A and Class B common stock of the future reorganized company.

Under Mr. Alapont’s employment agreement the option grant has an exchange feature that allows Mr. Alapont (once he is 50% vested in the option grant) to exchange 50% of his options for shares at a ratio of four options for one share of Class A common stock (“options with exchange”). The options without the exchange feature are referred to as “plain vanilla options”.

Because of recent changes in the U.S. tax code, the Company has proposed changes to Mr. Alapont’s non-qualified stock option grant from the reorganized Company. The proposed changes are detailed in the Fourth Amended Joint Plan of Reorganization filed with the U.S. Bankruptcy Court. The proposed changes eliminate the use of ‘‘options with exchange’’ and provide that all the granted options will be “plain vanilla” options as described above. Mr. Alapont also would enter into a deferred compensation arrangement that replaces the benefits which he would have had under the options with exchange provided for in his employment agreement. An actuarial expense calculation has estimated the value of this future option grant to be $34 million.

Although the grantor of these options is not the Company as it currently exists (the grantor will be the future reorganized company following emergence from Chapter 11), Federal-Mogul has been expensing the estimated value of these options in accordance with Financial Accounting Standard 123(R). In 2006, Federal-Mogul expensed $5,602,000 relating to these options under Financial Accounting Standard 123(R).

The Company based its determination of the amount of compensation expense associated with these stock options on the fair value calculated as of December 31, 2006 by an actuary. The main assumptions and related option-pricing models used by the Company along with the account expense information are reported in Footnote 23 in Item8 of this report.

Other Benefits

There are various U.S. and non-U.S. benefit programs:

Retirement Plans

The Company maintains certain retirement benefit plans for all U.S. based salaried employees, including a defined benefit pension plan and a 401(k) plan. In addition, the Company provides certain additional plans which are competitive within our peer group with the intent of recruiting and retaining professional and executive talent. The additional retirement plans which cover one or more of the Named Executive Officers are detailed below. The purpose of these retirement programs is to encourage the retention of our senior executives.

Retirement Plan	Eligible Participants	Plan Benefit
Supplemental Executive Retirement Plan (SERP) This is not a U.S. tax-qualified plan	Employees who exceed U.S. mandated compensation limit for tax-qualified plans	Annual credits as of January 1, 2006 range from 1.5% to 9.0% of eligible earnings above the $220,000 government compensation limit for tax-qualified plans plus interest.

Supplemental Key Executive Retirement Plan (SKEPP) also known as the Key Plan. This is not a U.S. tax-qualified plan.	Mr. Alapont and Mr. Lynch	This plan accrues for a target income replacement level from all Company sponsored plans of up to a maximum of 50% of final average income assuming the executive has attained age 62 and assuming he has earned 20 years of benefit service.

French executive defined benefit plan (Retraite Additive) This is not a U.S. tax-qualified plan.	Senior executives based in France including Mr. Brunol	Company contributes 6.18% of eligible earnings to a group account to ensure funding to each beneficiary of an annual pension equal to 5% of final salary, regardless of years of service.

French executive defined contribution plan (Retraite Entreprises)	Senior executives based in France including Mr. Brunol	Company contributes 5% of eligible earnings to individual investment account. Payout is in form of a quarterly pension.

Other Benefit Plans and Practices

The Named Executive Officers participate in benefits provided to other salaried employees in their resident countries such as medical, prescription drug and dental coverage, life insurance and disability insurance. Additional programs such as a benefit allowance, automobile allowance, tax preparation allowance and added liability insurance are noted following the Summary Compensation Table.

The Company offers a 401(k) plan for U.S. based employees. The 401(k) plan provides a company match of 25% of the first 8% of the employee's 401(k) contributions. Due to U.S. compensation limits some executives do not receive the full benefit of the company match on their 401(k) contributions. In these situations the amount of the benefit shortfall is calculated and paid directly to the executive as ordinary income. This payment is called the 401(k) excess payment.

Policy regarding 162(m) Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986 generally limits the tax deductibility of annual compensation paid to senior executives to $1,000,000. However, performance based compensation can be excluded from the limit so long as it meets certain requirements.

Federal-Mogul’s incentive plans are not specifically designed to qualify under Section 162(m). In particular, the plans are designed to give the Chairman, President and Chief Executive Officer discretion in the evaluation of certain objectives such as the degree of achievement of restructuring implementation and administrative cost reduction. Further, the MIP Uplift plan was put in place in lieu of a long term incentive plan and is viewed as an interim program. As such it was not submitted to the Company shareholders for formal approval.

The following table lists the major compensation items for the Named Executive Officers. The columns for ‘‘Stock Awards’’ (e), and ‘‘Option Awards’’ (f) are omitted in the table because, there were no stock awards, or option grants awarded by the Company in 2006.

Summary Compensation Table

(a)	(b)	(c)	(d)		(g)		(h)		(i)		(j)
Name and Principal Position	Year	Salary	Bonus		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified- Deferred Compensation Earnings		All Other Compensation		Total
	(In U.S. Dollars)
José Maria Alapont Chairman, President and Chief Executive Officer	2006	1,500,000	—		3,415,500	(1)	4,140,395	(2)	185,814	(3)	9,241,709

G. Michael Lynch Executive Vice President and Chief Financial Officer	2006	550,000	—		882,750	(4)	570,847	(5)	63,296	(6)	2,066,893

Jean Brunol Senior Vice President, Business and Operations Strategy	2006	502,640	—		575,271	(7)	73,699	(8)	24,419	(9)	1,185,390

Joseph Felicelli Executive Vice President Aftermarket Products and Services	2006	440,000	—		635,800	(10)	126,662	(11)	25,174	(12)	1,227,636

William Bowers Senior Vice President Sales and Marketing	2006	369,231	200,000	(13)	469,000	(14)	26,955	(15)	168,264	(16)	1,233,450

(1)	Mr. Alapont participates in the Company’s annual incentive plan called the Management Incentive Plan (MIP) and the Management Incentive Plan Uplift Plan (MIP Uplift). With respect to the amount in Column (g), it reflects a payout level of 110% for the MIP and 107% for the MIP Uplift. The objectives and their achievement and payout levels are detailed in the Incentive Payout Chart below.
(2)	With respect to the amount in Column (h), Mr. Alapont participates in the Company’s defined benefit plan which covers all U.S. salaried employees. He also participates in the Supplemental Executive Pension Plan (SERP) which applies the same formula as the defined benefit plan to income above the limit imposed on defined benefit plans ($220,000 in 2006). As detailed in his employment contract, Mr. Alapont also participates in a key executive plan (the Key Plan) that targets replacing up to a maximum of 50% of his average base and incentive income, assuming he attains age 62 and has 20 years of credited service. Payments from the Key Plan are offset by benefits under the defined benefit plan, the SERP and any pension benefits received from prior employers. Under the Key Plan, Mr. Alapont receives four years of credited service for each twelve months employment with the Company.
(3)	With respect to the amount in Column (i), it reflects the following: the matching 401(k) plan contributions made by the Company; the 401(k) plan excess payment; the cost of tax preparation services; the cost of umbrella liability coverage; and a benefit allowance of $90,000, which is in lieu of automobile and other allowances he had at his former employer. Mr. Alapont’s benefit allowance is calculated as 6% of his base annual salary, as outlined in his employment agreement. The Company 401(k) plan and the 401(k) plan excess payment is described above. Additionally, the amount in column (i) reflects tax reimbursement, or gross-up, payments consisting of $60,875 for the benefit allowance, $12,514 in connection with personal and family use of the corporate aircraft, $5,587 in connection with the tax preparation services and $479 in connection with the umbrella liability coverage. Although the incremental cost to the Company in connection with personal and family use of the corporate aircraft was negligible, tax regulations result in imputed taxable income. The amount in column (i) reflects tax reimbursement of $12,514 for that imputed income.

(4)	Mr. Lynch participates in the Management Incentive Plan (MIP) and the MIP Uplift plan. With respect to the amount in Column (g), it reflects a payout level of 107% in the MIP and 107% in the MIP Uplift. The objectives and their achievement and payout levels are detailed in the Incentive Payout Chart below.
(5)	With respect to the amount in Column (h), Mr. Lynch participates in the Company’s defined benefit plan which covers all U.S. salaried employees. He also participates in the Supplemental Executive Pension Plan (SERP) which applies the same formula as the defined benefit plan to income above the limit imposed on defined benefit plans. Mr. Lynch also participates in a key executive plan which targets replacing up to a maximum of 50% of his base and incentive income assuming he has attained age 62 and has 20 years of credited service. Payments from this plan are offset by benefits under the defined benefit plan, the SERP and any pension benefits received from prior employers for which he received service credit.
(6)	With respect to the amount in Column (i), it reflects the following: the matching 401(k) plan contributions made by the Company; the 401(k) plan excess payment; an automobile allowance equivalent to 4% of his annual salary; the cost of tax preparation services; the cost of umbrella liability coverage and a medical wellness allowance for Mr. Lynch and his spouse. The Company 401(k) plan and the 401(k) plan excess payment is described above. Additionally, the amount in column (i) reflects tax reimbursement, or gross-up, payments consisting of $17,849 in connection with the automobile allowance, $4,346 in connection with the tax preparation services, and $479 in connection with the umbrella liability coverage.
(7)	Mr. Brunol resides in France and is paid 400,000 Euro annually. For consistency, we show the U.S. dollar equivalent using the average Euro-U.S. dollar exchange rate for 2006 of 1.2566. Mr. Brunol participates in the Management Incentive Plan (MIP) and the MIP Uplift plan. With respect to the amount in Column (i), this payment reflects a payout level of 108% for the MIP and 107% in the MIP Uplift. The objectives and their achievement and payout levels are detailed in the Incentive Payout Chart below.
(8)	With respect to the amount in Column (h), it reflects the fact that Mr. Brunol participates in two Company sponsored pension plans in France. These plans are intended to supplement aspects of the French social security system. He received contributions of $6,400 under the defined contribution plan and $57,792 under the defined benefit plan.
(9)	With respect to the amount in Column (i), it reflects the cost of umbrella liability coverage and the cost of a company vehicle provided to him in France. The aggregate cost of the vehicle was $23,711 which reflects the vehicle’s lease payment, insurance, fuel and maintenance.
(10)	With respect to the amount in Column (g), Mr. Felicelli participates in the Management Incentive Plan (MIP) and the MIP Uplift plan. This payment reflects a payout level of 91% in the MIP and 107% in the MIP Uplift. The objectives and their achievement and payout levels are detailed in the Incentive Payout Chart below.
(11)	With respect to the amount in Column (h), Mr. Felicelli participates in the Company's defined benefit plan which covers all U.S. salaried employees. He also participates in the Supplemental Executive Pension Plan (SERP) which applies the same formula as the defined benefit plan to income above the limit imposed on defined benefit plans.
(12)	With respect to the amount in Column (i), it reflects the matching 401(k) plan contributions made by the Company; a 401(k) plan excess payment; an automobile allowance equivalent to 4% of his annual salary; the cost of tax preparation services; the cost of umbrella liability coverage. The Company 401(k) plan and the 401(k) plan excess payment is described above. Additionally, the amount in column (i) reflects tax reimbursement, or gross-up, payments consisting of $550 in connection with the tax preparation services, and $479 in connection with the umbrella liability coverage. Although the incremental cost to the Company in connection with personal and family use of the corporate aircraft was negligible, tax regulations result in imputed taxable income. The amount in column (i) reflects tax reimbursement of $1,197 for that imputed income.
(13)	With respect to the amount in column (d), this reflects a one time arrival bonus paid to Mr. Bowers as an incentive for Mr. Bowers to join the Company.
(14)	With respect to the amount in Column (g), Mr. Bowers participates in the Management Incentive Plan (MIP) and the MIP Uplift plan. This payment reflects a 118% payout in the MIP and 107% payout in the MIP Uplift. The objectives and their achievement and payout levels are detailed in the Incentive Payout Chart below.
(15)	With respect to the amount in Column (h), Mr. Bowers participates in the Company’s defined benefit plan which covers all U.S. salaried employees. He also participates in the Supplemental Executive Pension Plan (SERP) which applies the same formula as the defined benefit plan to income above the limit imposed on defined benefit plans.
(16)	With respect to the amount in Column (i), it reflects the following: a $150,000 payment to cover all relocation expenses for Mr. Bowers and his family, the matching 401(k) contributions made by the Company, an automobile allowance equivalent to 4% of his paid annual salary; and the cost of umbrella liability coverage. The Company 401(k) Plan is described above. Additionally, the amount in column (i) reflects tax reimbursement, or gross-up, payments consisting of $479 in connection with the umbrella liability coverage.

The following table outlines the ranges of potential payout for the two incentive plans covering the period January 1, 2006 through December 31, 2006. The actual achieved payout is reported in the Summary Compensation Table above.

The columns entitled Estimated Payout Under Equity Incentive Plan Awards, All Other Stock Awards, All Other Option Awards and Exercise or Base Price of Option Awards have been omitted, as the Company did not issue any equity incentive awards and thus has no information to report.

Grants of Plan Based Awards

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target		Maximum
José Maria Alapont Chairman, President and Chief Executive Officer	January 1, 2006	$1,575,000	$3,150,000	(1)	$4,725,000

G. Michael Lynch Executive Vice President and Chief Financial Officer	January 1, 2006	$412,500	$825,000	(2)	$1,237,500

Jean Brunol Senior Vice President, Business and Operations Strategy	January 1, 2006	$263,886	$527,772	(3)	$791,658

Joseph Felicelli Executive Vice President, Aftermarket Products and Services	January 1, 2006	$330,000	$660,000	(4)	$990,000

William Bowers Senior Vice President, Sales and Marketing	January 1, 2006	$210,000	$420,000	(5)	$630,000

The Management Incentive Plan (MIP) and the Management Incentive Plan Uplift (MIP Uplift), which can be earned for the same performance period (January 1 to December 31, 2006), are described below. Both plans have a maximum payout of 150% of Target at 120% achievement and a threshold payout of 50% of Target at 85% achievement. There is no payout for performance of an objective below 85%. The Threshold amount assumes all objectives are met at the minimum performance level. See the discussion below for description of the MIP and its objectives measured to determine the Named Executive Officers’ award payments.

(1)	The amount actually received for 2006 achievement was $1,650,000 under the MIP and $1,765,500 under the MIP Uplift. See also the Summary Compensation Table.
(2)	The amount actually received for 2006 achievement was $588,500 under the MIP and $294,250 under the MIP Uplift. See also the Summary Compensation Table.
(3)	The amount actually received for 2006 achievement was $387,033 under the MIP and $188,239 under the MIP Uplift. See also the Summary Compensation Table.
(4)	The amount actually received for 2006 achievement was $400,400 under the MIP and $235,400 under the MIP Uplift. See also the Summary Compensation Table.
(5)	The amount actually received for 2006 achievement was $319,200 under the MIP and $149,800 under the MIP Uplift. See also the Summary Compensation Table.

Management Incentive Plan (MIP) and 2006 Payout

Under the terms of the Management Incentive Plan or MIP, a participant may receive an incentive within a range of 0% to 150% of his or her Target Incentive Award depending on performance of a series of objectives applied to the Company’s global business and the participant’s specific business unit. The payout minimums, maximums and curve are:

1.	Below 85% achievement of an objective results in a zero payout for that objective.
2.	85% achievement of an individual objective results in a 50% payout for that objective.
3.	Achievement between 85% and 100% is a straight line curve.
4.	Achievement of 100% results in a 100% payout.
5.	Achievement between 100% and 120% is a straight line curve.
6.	120% achievement of an individual objective results in a 150% payout for that objective, which is the maximum allowed payout.
7.	All objectives are measured independently of each other.

All participants are partially measured on global objectives such as improving cash generation and earnings. Other MIP objectives vary based on the executive’s job objectives and responsibilities. For example, a plant manager is measured on delivery performance and worker safety as well as plant financial performance. Performance objectives for the MIP and its terms and conditions are recommended by management and reviewed and approved by the Committee.

Payment under the MIP is not made until the Company auditors have certified the financial results and the objective achievement levels are approved by the Committee. The Chairman, President and Chief Executive Officer may reduce (or increase within the range limits of the MIP) an incentive payment based on his sole discretion. There are automatic reductions in payment in the event of a repeat unsatisfactory internal audit rating.

MIP Target Incentive Awards are set as a percentage of the participant’s salary and vary based on the participant’s level within the organization. Target Incentive Awards are set based on comparisons with peer group annual incentive targets and in light of total compensation comparisons with similar executives in the peer group, our industry and in global manufacturing companies of similar size.

The various factors are weighted to reflect not only the individual’s area of responsibility but also reflect the impact of the objective on global profitable growth, creating value and satisfying customers and improving worker safety in the year of measurement.

Mr. Alapont

Objective	Operational EBITDA	Free Cash Flow	New Business Bookings	Restructuring	Executive Specific	Quality and Worker Safety - Combined	Total
Weighting of Objectives	50%	30%	10%			10%	100%
Achieved in 2006	98%	102%	150%			122%
Payout Level for 2006	98%	105%	150%			150%	110%

The Target MIP incentive for Mr. Alapont is 100% of his base annual salary. This calculation resulted in an achieved incentive in 2006 of 110% of his MIP Target annual incentive. In accordance with his employment contract, for achievement below 100%, Mr. Alapont’s payout percentage is equal to the achieved percentage.

Mr. Lynch

Objective	Operational EBITDA	Free Cash Flow	New Business Bookings	Restructuring	Executive Specific	Quality and Worker Safety - Combined	Total
Weighting of Objectives	50%	30%	10%			10%	100%
Achieved in 2006	98%	102%	150%			122%
Payout Level for 2006	93%	105%	150%			150%	107%

The Target MIP incentive for Mr. Lynch is 100% of his base annual salary. This calculation resulted in an achieved incentive in 2006 of 107% of his MIP Target annual incentive.

Mr. Brunol

Objective	Operational EBITDA	Free Cash Flow	New Business Bookings	Restructuring	Executive Specific	Quality and Worker Safety - Combined	Total
Weighting of Objectives	50%	20%		10%	20%		100%
Achieved in 2006	98%	102%		116%	117%
Payout Level for 2006	93%	105%		140%	143%		110%

The Target MIP incentive for Mr. Brunol is 70% of his base annual salary. This calculation resulted in an achieved incentive in 2006 of 110% of his base annual salary.

Mr. Felicelli

Objective	Business Unit EBITDA	Free Cash Flow	New Business Bookings	Restructuring	Executive Specific	Quality and Worker Safety - Combined	Total
Weighting of Objectives	50%	20%	10%	10%		10%	100%
Achieved in 2006	93%	102%	90%	110%		112%
Payout Level for 2006	77%	105%	67%	125%		130%	91%

The Target MIP incentive for Mr. Felicelli is 100% of his base annual salary. This calculation resulted in an achieved incentive in 2006 of 91% of base annual salary.

Mr. Bowers

Objective	Operational EBITDA	Free Cash Flow	New Business Bookings	Profitable Growth	Executive Specific	Quality and Worker Safety - Combined	Total
Weighting of Objectives	40%	20%	20%	20%			100%
Achieved in 2006	98%	102%	149%	112%			-
Payout Level for 2006	93%	105%	150%	130%			114%

The Target MIP incentive for Mr. Bowers is 70% of his base annual salary. This calculation resulted in an achieved incentive in 2006 of 114% of base annual salary.

Management Incentive Plan Uplift (MIP Uplift)

The Company and the Committee believe that executives should also be encouraged to take actions promoting the long term success of the Company that at times may conflict with shorter term objectives.

During 2006, however, the Company has been in U.S. Bankruptcy restructuring under Chapter 11 in the United States and Administration in the United Kingdom (U.K.). During this period no equity grants were made by the Company to its executives. Further, in anticipation of emergence from Chapter 11 the Company’s stakeholders (the Asbestos Committee, the Creditors Committee, the Equity Committee and the Futures Committee) did not wish to commit to multi-year long-term incentive programs. As an alternative, the Company proposed and the Committee approved a year-over-year Management Incentive Plan Uplift (MIP Uplift) to partially make up for lost long-term incentive compensation.

The MIP Uplift plan provides for a Target Award of one-half of the executive’s Target MIP Incentive Award. For example, an executive with a MIP Target Incentive Award of 70% would have a Target MIP Uplift Award of 35%.

The MIP Uplift plan payout schedule and payout curve is the same as the MIP program (within a range of 0% to 150% of Target). The objectives of the 2006 MIP Uplift plan are the same for all participants and are described below.

These objectives were selected as a balance between the desire to promote long-term global profitable growth and the fact that the plan is limited in its measurement to a one year period.

Final payout is subject to approval by the Compensation Committee. The Chairman, President and Chief Executive Officer may reduce (or increase within the range limits of the MIP Uplift) an incentive payment based on his sole discretion.

2006 MIP Uplift Objectives and Calculation

Objective	Operational EBITDA	Free Cash Flow	New Business Bookings	Reduction of Manufacturing and Operating Expenses	Reduction in Sales, General and Administrative expenses	Total
Objectives for All Named Executive Officers	40%	20%	10%	15%	15%	100%
Achieved in 2006	98%	102%	149%	106%	103%	-
Payout in 2006	93%	105%	150%	115%	108%	107%

The following table outlines the pension programs in which the Named Executive Officers participate. Some cover all salaried employees of the country in which they are based and some are additional benefits intended to retain executive talent.

Pension Benefits

Name	Plan	Number of Years of Credited Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
José Maria Alapont Chairman, President and Chief Executive Officer	Personal Retirement Account (PRA) (1)		$34,243
	Supplemental Executive Retirement Plan (SERP) (2)		$342,087
	Key Executive Pension Plan (KEY) (3)	7.32	$6,091,016

G. Michael Lynch Executive Vice President and Chief Financial Officer	Personal Retirement Account (PRA)		$141,800
	Supplemental Executive Retirement Plan (SERP)		$612,535
	Supplemental Key Executive Pension Plan (SKEPP)	9.98	$3,648,928

Jean Brunol Senior Vice President, Business and Operations Strategy	French executive pension plan (Retraite Additive) (4)	1.5	$114,000

Joseph Felicelli Executive Vice President, Aftermarket Products and Services	Personal Retirement Account (PRA)		$217,285
	Supplemental Executive Retirement Plan (SERP)		$312,276

William Bowers Senior Vice President, Sales and Marketing	Personal Retirement Account (PRA)		$14,708
	Supplemental Executive Retirement Plan (SERP)		$9,976

(1)	Personal Retirement Account (PRA)

The Personal Retirement Account is a defined benefit pension plan that covers all salaried employees in the United States. Annual credits are made on behalf of the employee based on the employee’s age and eligible compensation. Eligible compensation is limited to the amount permitted under government regulations ($220,000 in 2006). Interest is also credited each year to the benefit based on US government bond rates. Under the Personal Retirement Account (PRA) plan, benefits are payable upon retirement to salaried employees in the form of a lump sum or monthly annuity, at the employee’s election. Accrued pension benefits for participants are expressed as an account balance.

PRA benefits are vested based on a graded five-year schedule for those hired before January 1, 2002. For those hired on or after January 1, 2002, benefits are vested on a five-year cliff schedule. Amounts credited under the PRA in 2006 for the eligible Named Executive Officers are detailed in the Summary Compensation Table and its footnotes.

(2)	Supplemental Executive Retirement Account (SERP)

To make up for benefits lost due to the U.S. government cap on compensation eligible for tax-qualified plans the Company provides a non-qualified defined benefit pension plan. Under the SERP, benefits are payable upon retirement to certain U.S. based executives in the form of a lump sum. Earnings are defined as an employee’s base salary plus overtime, commissions, incentive compensation, incentives and other variable compensation in excess of $220,000 in 2006.

Benefits are vested based upon attainment of age 55 and satisfying a five-year cliff-vesting schedule. Amounts credited under the SERP in 2006 for the eligible Named Executive Officers are detailed in the Summary Compensation Table under column H.

(3)	Supplemental Key Executive Pension Plan (SKEPP)

In addition to the PRA and SERP, the Company maintains a Supplemental Key Executive Pension Plan (SKEPP). (In Mr. Alapont’s contract, this plan is called the KEY Plan.) The SKEPP is a non-tax qualified pension plan, the purpose of which is to provide a pension benefit for a limited number of senior executives that is competitive with pension benefits provided to senior executives at peer group companies.

The SKEPP targets a pension benefit equal to 50% of an executive’s average compensation for the highest consecutive three-year period of the last five years before retirement. In order to receive the maximum SKEPP benefit, an executive must attain 20 years of service and be at least age 62 upon retirement. A reduced benefit will be paid to executives who have not attained these minimal levels. The target benefits are calculated taking into account benefits paid under the Company’s PRA, SERP and certain predecessor plans.

Annual compensation used for the SKEPP formula includes base salary and annual incentive compensation. The SKEPP grants credit for all years of pension service with the Company and under certain predecessor plans up to a combined maximum of 20 years of service.

Under the terms of Mr. Alapont’s employment agreement he is credited four years of service under the KEY plan (SKEPP) for every year of service with the Company. As of December 31, 2006, Mr. Alapont has 7.3 years of Credited Service under this plan.

If Mr. Alapont is terminated by the Company without cause, or by himself for Good Reason or due to death or disability, he is deemed to have earned twenty years of service and to be fully vested under the KEY Plan. “Good Reason” is defined below under the Severance section.

As part of his hiring agreement, Mr. Lynch was granted 3.4 years of service credited from his prior employer. Mr. Lynch has 9.98 years of Credited Service under this plan. Benefits from his prior employer’s plan will reduce his benefit from the SKEPP on a dollar-for-dollar basis.

Amounts credited under the SKEPP in 2006 for the eligible Named Executive Officers are detailed in the Summary Compensation Table under column H. There are no other U.S. non-qualified deferred compensation earnings other than the SERP and SKEPP/Key Plan.

(4)	French Executive Pension Plans

To make up for the lack of capital accumulation and the collective nature of obligatory French retirement plans, the Company provides senior French executives with two additional retirement plans:

a.	A Defined Benefit Plan (“Retraite Additive”)
b.	A Defined Contribution Plan (“Retraite Entreprises”)

The purpose of these plans is to provide a pension benefit for a limited number of senior executives that is competitive with pension benefits provided to senior executives at many major French companies.

a. French Defined Benefit Plan (“Retraite Additive”)

The defined benefit plan is a final salary plan targeting a pension benefit equal to 5% of the executive’s final compensation. There is no minimum service requirement and no vesting, but the executive must be in employment with the Company at retirement date.

Annual compensation used for calculating the contributions to the defined benefit plan includes base salary. Amounts credited in 2006 under the French defined benefit plan in 2006 for Mr. Brunol is detailed in the Summary Compensation Table and its footnotes.

b. French Defined Contribution Plan (“Retraite Entreprises”)

The table above does not reflect the present value of accumulated benefits in this program because this is a defined contribution plan. This narrative is included for purposes of full disclosure.

Under this plan, the company contributes 5% of base salary of the eligible executives into their individual retirement account. Benefits are payable on retirement in the form of a quarterly pension, with no vesting or minimum service requirements. Benefits are calculated based on the earnings cumulated in the fund at the time of retirement.

The following tables were not included in this Compensation Discussion and Analysis:

1.	Non-qualified deferred compensation—There were no executive contributions, earnings or distributions in 2006 and the Company does not offer such a program to executives.
2.	Outstanding Equity Awards at Fiscal Year-End—the Company has not granted equity awards since 2001 and no prior awards are outstanding for any Named Executive Officer or other executives of the Company.
3.	Option Exercises and Stock Vested—no options were granted, exercised or vested for the Named Executive Officers in 2006.

Change of Control Agreements

The Company has entered into Change of Control Agreements with Mr. Alapont, Mr. Lynch and Mr. Felicelli, with benefits of 36 months for each as described below. The Committee and the Company believes it is important to diminish distraction of these executives from personal uncertainty and risks created by a pending or threatened Change of Control. No payment is made unless there is a Change of Control and the executive is terminated or self terminated for “good reason” as described below. Other than in respect to Mr. Alapont, no new Change of Control Agreements have been entered into since the Company entered Chapter 11.

Under the agreements entered into with the above officers a “Change of Control” is defined as:

1.	The acquisition by any individual, entity or group of 20% or more of the then outstanding shares of common stock or the combined voting power of the then outstanding voting securities of the Company; or
2.	Individuals who, as of the effective date of the plan of reorganization confirmed in the Company’s bankruptcy proceeding, constitute the Board cease for any reason to constitute at least a majority of the Board; or
3.	Consummation of reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company.

The Change of Control Agreements provide that the executive will receive certain severance benefits and payments upon the occurrence of the following two events:

1.	a Change of Control occurs, and
2.	the Named Executive Officer is terminated by the Company without “Cause” or the Named Executive Officer terminates the agreement for “Good Reason” (as defined below).

A Change of Control does not include events that occur during the Company’s pending bankruptcy reorganization proceeding or upon the effective date of a confirmed plan of reorganization.

Under these agreements, the Change of Control benefits are:

1.	a lump-sum cash amount equal to three times the executive’s base salary and three times the Named Executive Officer’s target annual incentive as of the termination date or, if greater, the Named Executive Officer’s target annual incentive as of the date of the change of control,
2.	the excess of the actuarial equivalent of the benefit he would receive under the PRA and any supplemental retirement plan, including the SERP and the SKEPP (and KEY Plan), if his employment continued for three years after the date of termination over the actuarial equivalent of any amount paid or payable under the PRA or such supplemental retirement plans as of the date of termination,
3.	the continuation of benefits under the employee benefit plans, programs, practices and policies of the Company for three years, and
4.	outplacement services of up to $60,000.

Subject to certain exceptions, the Named Executive Officer will also receive a “gross-up” payment as reimbursement of any federal excise taxes payable. As part of the Change of Control Agreement, the Named Executive Officers agree to a non-competition covenant applicable for one year following the termination of his employment.

If the net after-tax benefit to the executive of all payments or distributions by the Company is not greater than the net after-tax benefit of a reduction of the benefits to prevent the imposition of any applicable federal excise tax, the benefits under the Severance Agreement will be reduced to prevent the imposition of the excise tax.

Under these agreements containing the Change of Control provisions, “Good Reason” means:

1.	the assignment to the Executive of duties that result in reduction of the Executive’s position, authorities, duties or responsibilities;
2.	failure of the Company to comply with the compensation provisions of the agreement covering base salary, annual incentive plans and providing retirement plans and welfare plans for the Executive;
3.	the Company’s requiring the Executive to be based at any office other than that provided in the agreement or to travel substantially more than immediately prior to the Change of Control;
4.	any termination of the Executive’s employment other than provided for in the Change of Control agreement or
5.	any failure of the Company to require any successor to comply with the Change of Control agreement.

Severance

Mr. Alapont’s employment agreement provides that, if he is terminated by the Company without cause he will receive a lump sum payment of:

1.	any base salary or vacation pay due through his date of termination; and
2.	an amount equal to two times his annual base salary and two times his target annual incentive; and
3.	a payout of any other benefits he may be entitled to receive under any Company program for which he is eligible.

In addition, any unvested options remaining in the stock option grant mentioned above become vested. All vested options may be exercised not more than 90 days after termination of employment. As mentioned above, Mr. Alapont would also vest in the KEY Plan benefits and be deemed to have twenty years of service under that plan.

If Mr. Alapont terminates his employment for Good Reason, he will receive the same severance benefits as in a termination by the Company without cause.

Under the terms of Mr. Alapont’s employment agreement “Good Reason” means:

1.	failure of the Company to comply with the compensation provisions of Mr. Alapont's employment contract,
2.	failure of the future reorganized Company to grant Mr. Alapont the stock options described above (or equivalent benefits), and/or
3.	a material change to Mr. Alapont's duties that result in a diminution of his roles.

If the Company does not cure the issue within ten days of notice by Mr. Alapont, he may elect to terminate employment for Good Reason and will be entitled to the severance payments.

If Mr. Alapont's employment terminates because of death or disability, he, his estate or his beneficiary will receive:

1.	any base salary or vacation pay due through his date of termination;
2.	all benefits due under the Supplemental Key Executive Pension Plan (Key Plan) assuming he attained the full 20 years of credited service and full vesting; and
3.	immediate vesting of all options under Mr. Alapont's stock option grant described above.

The Company also has Severance Agreements with Mr. Lynch and Mr. Felicelli. Under these agreements, if either of the executives is terminated by the Company without “Cause,” he will receive the following benefits:

1.	a lump-sum cash amount equal to 24 months of base salary and 24 months of the executive target MIP incentive as of the date of termination or, if greater, the executive’s target MIP incentive as of the date of the Severance Agreement, and
2.	continuation of benefits under the Company welfare benefit plans, practices, policies and programs for 24 months.

As a condition to the receipt of such benefits, each of the executives would be required to provide the Company with a general release regarding waiving rights to sue under various U.S. employment laws and agree not to compete with the Company during the one-year period following the effective date of the required release and non-competition agreement.

A termination of the executive's employment that would trigger Change of Control Agreement benefits would mean the executive is not entitled to any payments or benefits under these Severance Agreements.

The following table summarizes the value of potential payments and benefits under various termination circumstances.

Potential Payments Upon Termination or Change of Control

Name	Value if Involuntarily Terminated	Value if Voluntarily Terminated due to Change in Responsibilities	Value if Terminated Due to Death or Disability	Value if Involuntarily Terminated following a Change of Control
José Maria Alapont(1) Chairman, President and Chief Executive Officer	$55,914,975	$55,914,975	$48,357,283	$71,399,496

G. Michael Lynch(2) Executive Vice President and Chief Financial Officer	$2,808,413		$2,808,413	$5,057,719

Jean Brunol(3) Senior Vice President, Business and Operations Strategy	$1,703,385			$1,703,385

Joseph Felicelli(4) Executive Vice President, Aftermarket Products and Services	$2,256,723		$2,256,723	$4,335,220

William Bowers(5) Senior Vice President, Sales and Marketing	$680,000			$680,000

1.	The amounts reported above include the estimated value of the option grant to be provided Mr. Alapont under his employment agreement. The total value as of December 31, 2006 without the expected value of the option grant is $20,914,283, if Mr. Alapont is involuntarily terminated or terminated as the result of death or disability or terminates due to a change in responsibilities. The total value as of December 31, 2006 without the expected value of the option grant is $36,399,496, if Mr. Alapont is involuntarily terminated following a Change of Control. In accordance with his employment agreement, termination benefits for Mr. Alapont include a payment of two times his annual salary and annual incentive target, if he is terminated for reasons other than for cause. “For cause” is defined in the discussion above. In addition, Mr. Alapont becomes fully vested in his Supplemental Key Executive Pension Plan (also known as the Key Plan). In the event of a material change in Mr. Alapont's duties that result in a reduction of his position he may give notice of Termination for Good Reason. If the cause of the reduction is not resolved, he will receive the same benefit as if involuntarily terminated. Further details are provided in the discussion above.

If Mr. Alapont is terminated following a Change of Control, as described below, he will receive a payment of three times his annual salary and three times his annual incentive target, plus continuation of health and life insurance for 36 months and additional retirement benefits, as if he had continued to work for 36 more months at his current salary. The amount includes $60,000 for outplacement services.

If Mr. Alapont's employment terminates because of death or disability, he, his estate or his beneficiary will receive: (a) any base salary or vacation pay due through his date of termination; (b) all benefits due under the Supplemental Key Executive Pension Plan (Key Plan) assuming he attained the full 20 years of credited service and full vesting; (c) immediate vesting of all options under Mr. Alapont's stock option grant described above.

2.	Mr. Lynch is covered by a Severance Agreement which provides a benefit of two times his annual salary and two times his annual incentive target, plus continuation of health and life insurance for 24 months, if he is involuntarily terminated for a reason other than cause (including death or disability). “For cause” is defined in the discussion above. If a Change in Control has not occurred, Mr. Lynch will not receive severance payments in the event he voluntarily terminates due to a change in responsibilities.

If Mr. Lynch is terminated following a Change in Control, as described above, he will receive three times his annual salary and three times his annual incentive target, plus continuation of health and life insurance for 36 months and additional retirement benefits, as if he had continued to work for 36 more months at his current salary. The amount includes $60,000 for outplacement services.

3.	Non-U.S. employment laws apply to Mr. Brunol. Under his employment contract Mr. Brunol is entitled to eighteen months of salary and benefits, if terminated for reasons other than cause. Mr. Brunol does not receive any severance benefits, if he voluntarily terminates his employment for any reason (except as may otherwise be provided under mandatory provisions of French law applicable to all employees.) and receives no additional benefit, if he is terminated following a Change of Control.

4.	Mr. Felicelli is covered by a Severance Agreement which provides a benefit of two times his annual salary and two times his annual incentive target, plus continuation of health and life insurance for 24 months, if he is involuntarily terminated for a reason other than cause (including death or disability). If a Change of Control has not occurred, Mr. Felicelli will not receive severance payments in the event he voluntarily terminates due to a change in responsibilities. If Mr. Felicelli is terminated following a Change of Control, as described above, he will receive three times his annual salary and three times his annual incentive target, plus continuation of health and life insurance for 36 months and additional retirement benefits, as if he had continued to work for 36 more months at his current salary. The amount includes $60,000 for outplacement services.

5.	With respect to Mr. Bowers, his employment agreement provides that in the event of involuntary termination, for reasons other than cause, he will receive twelve months salary and an amount equal to his annual target incentive.

The following table summarizes the payments and benefits received by the members of the Board of Directors during the period January 1, 2006 through December 31, 2006.

Director Compensation

(a)	(b)	(g)	(h)

Name(1)	Fees earned or Paid in Cash	All Other Compensation	Total(6)
John J. Fannon (2)	$92,250		$92,250
Paul S. Lewis (3)	$87,333		$89,013
Shirley D. Peterson	$80,917		$80,917
John C. Pope (4)	$153,833		$153,833
Sir Geoffrey H. Whalen (5)	$81,000		$82,680

1.	Non-employee directors receive a retainer of $35,000 per year. They also receive $1,500 for each meeting of the Board of Directors and $1,000 for each Committee meeting they attend.
2.	Mr. Fannon, as Chairman of the Compensation Committee, receives an additional annual retainer of $10,000.
3.	Mr. Lewis, as Chairman of the Pension Committee, receives an additional annual retainer of $5,000.
4.	Mr. Pope, as Lead Director, receives an additional fee of $45,000 and as Chairman of the Audit Committee, receives an additional annual retainer of $20,000.
5.	Sir Geoffrey, as Chairman of the Governance and Nominating Committee, receives an additional annual retainer of $5,000.
6.	Members of the Board of Directors do not have a Company sponsored pension plan. In 1998 their non-qualified pension plan was replaced with a non-qualified stock option grant. The grant price on those options was $45.31. The options have 10—year lives and will expire on February 3, 2008. As the current price of the Company's stock is significantly below the grant price, the options have no value. No stock options, equity or bonus awards were granted to the non-employee directors in 2006.

Compensation Committee Interlocks and Insider Participation

During 2006, Messrs. Fannon, Lewis, Peterson, Pope and Whalen served as members of the Compensation Committee. No member of the Compensation Committee was an employee or former employee of the Company or any of its subsidiaries, or had any relationship with the Company requiring disclosure herein.

During the last year, no executive officer of the Company served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of the Company; (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Company; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the amount of common stock, bond units and Series C ESOP Stock beneficially owned by the Company’s directors, the Named Executive Officers, and the directors and officers as a group, as of January 31, 2006. The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority. No one Named Executive Officer owns 1% of the Company’s outstanding stock. In the aggregate, all directors and executive officers of the Company as a group own less than 1% of the Company’s outstanding stock.

Name	Beneficial Ownership(1)		Percent of Class
John J. Fannon	2,521	(2)	*
Joseph P. Felicelli	30,000	(3)	*
Paul S. Lewis	2,237	(4)	*
G. Michael Lynch	3,121	(5)	*
Shirley D. Peterson	—		*
John C. Pope	7,335	(6)	*
Geoffrey H. Whalen	1,237	(7)	*
All directors and executive officers as a group, 20 persons	57,544

*	Represents less than 1% of the outstanding common stock

(1)	Except as otherwise noted, each beneficial owner identified in this table has sole investment power with respect to the shares shown in the table. For executive officers, the numbers include Series C ESOP shares held in the Company’s Salaried Employee Investment Plan (“SEIP”) with respect to which participants have voting power but no investment rights.
(2)	Includes 1,286 shares and 1,235 bond units owned directly.
(3)	Includes 30,000 options that are fully vested.
(4)	Includes 2,000 shares and 237 bond units owned directly.
(5)	Includes (i) 3,073 shares in the Company’s SEIP, and (ii) 48 shares of the Company’s Series C ESOP Stock.
(6)	Includes (i) 5,700 shares and 1,235 bond units owned directly and (ii) 400 shares owned jointly with his wife.
(7)	Includes 1,000 shares and 237 bond units owned directly.

Ownership of Stock by Principal Owners

To the best of the Company’s knowledge and based on public reports filed with the Securities and Exchange Commission, the Company did not have any beneficial owners of five percent or more of the outstanding shares of the Company’s common stock as of February 21, 2007.

Equity Compensation Plan Information

The Company does not currently have any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Mr. Fannon, Mr. Lewis, Ms. Peterson, Mr. Pope and Sir Geoffrey Whalen are independent of the Company’s management as defined in Section 303A of the New York Stock Exchange Listed Company Manual. Mr. Alapont also serves as the Company's President and Chief Executive Officer and therefore is not an independent member of the board.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services:

	Year Ended December 31
	2006	2005
	(Millions of Dollars)
Audit fees (1)	$7.4	$7.3
Audit-related fees (2)	2.7	1.0
Tax fees (3)	6.7	5.9
Other fees	—	—

Total	$16.8	$14.2

(1)	Audit fees: Services under this caption include consolidated financial statement audit fees, internal control over financial reporting audit fees, domestic subsidiary financial statement audit fees and international statutory audit fees.

(2)	Audit-related fees: Services under this caption include accounting assistance and employee benefit plan audits.

(3)	Tax fees: Services under this caption include statutory compliance, expatriate compliance and tax advisory services.

Audit Committee’s Pre-Approval Policies and Procedures:

The Company’s independent accountants are directly accountable to the audit committee pursuant to its charter. Accordingly, the audit committee’s responsibilities include pre-approving the services of the independent accountant. The audit committee’s policy is to review and pre-approve all audit and permissible non-audit services, as deemed appropriate. For the years ended December 31, 2006 and 2005, all audit and permissible non-audit services provided by the Company’s independent accountants were pre-approved by the audit committee.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C			Column D		Column E

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(Millions of Dollars)
Year ended December 31, 2006:
Valuation allowance for trade receivables	$43.1	$(0.9)	$—		$(13.0	)(1)	$29.2
Reserve for inventory valuation	63.8	13.3	—		(10.8	)(2)	66.3
Valuation allowance for deferred tax assets	1,143.3	705.8	(241.5	)(3)	—		1,607.6

Year ended December 31, 2005
Valuation allowance for trade receivables	$57.9	$4.3	$—		$(19.1	)(1)	$43.1
Reserve for inventory valuation	70.7	5.6	—		(12.5	)(2)	63.8
Valuation allowance for deferred tax assets	1,122.9	138.0	(117.6	)(3)	—		1,143.3

Year ended December 31, 2004:
Valuation allowance for trade receivables	$67.4	$(1.4)	$—		$(8.1	)(1)	$57.9
Reserve for inventory valuation	67.8	4.2	—		(1.3	)(2)	70.7
Valuation allowance for deferred tax assets	892.3	44.6	186.0	(3)	—		1,122.9

(1)	Uncollectible accounts charged off net of recoveries.
(2)	Obsolete inventory charged off.
(3)	Changes related to deferred tax assets on postemployment benefit liabilities, net of currency translation.

15(b). Exhibits

The Company will furnish upon request any of the following exhibits upon payment of the Company's reasonable expenses for furnishing such exhibit.

3.1	The Company’s Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. (the “1999 10-K”)

3.2	The Company’s Bylaws, as amended. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (the “2002 10-K”)

4.1	Rights Agreement dated as of February 24, 1999, between the Company and The Bank of New York, as Rights Agent. (Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed February 25, 1999.)

4.2	Purchase Agreement for 10,000,000 Trust Convertible Preferred Securities of Federal-Mogul Financing Trust, dated as of November 24, 1997. (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. (the “1997 10-K”)

4.3	Registration Rights Agreement, dated as of December 1, 1997, by and among the Company, Federal-Mogul Financing Trust and Morgan Stanley & Co. Inc. as Initial Purchaser. (Incorporated by reference to Exhibit 4.7 to the Company’s 1997 10-K.)

4.4	Indenture between Federal-Mogul Corporation and The Bank of New York, dated as of December 1, 1997, with respect to the Subordinated Debentures. (Incorporated by reference to Exhibit 4.8 to the Company’s 1997 10-K.)

4.5	First Supplemental Indenture dated as of December 1, 1999 to the Indenture between Federal-Mogul Corporation and The Bank of New York, dated as of December 1, 1997, with respect to the Subordinated Debentures. (Incorporated by reference to Exhibit 4.9 to the Company’s 1997 10-K.)

4.6	Indenture among Federal-Mogul Corporation and The Bank of New York, dated as of January 20, 1999. (Incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.7	First Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of January 20, 1999 among Federal-Mogul Corporation, certain subsidiaries as guarantors and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.3 to the Company’s January 17, 2001 8-K.)

4.8	Indenture among Federal-Mogul Corporation and Continental Bank, dated as of August 12, 1994. (Incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K filed August 19, 1994.)

4.9	First Supplemental Indenture dated as of July 8, 1998 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee. (Incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”.)

4.10	Second Supplemental Indenture dated as of October 9, 1998 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee. (Incorporated by reference to Exhibit 4.10 to the Company’s 2000 10-K.)

4.11	Third Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of August 12, 1994 among Federal-Mogul Corporation, certain subsidiaries as guarantors, and U.S. Bank Trust National Association (as successor to Continental Bank), as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2001 (the “January 17, 2001 8-K”).

4.12	Indenture among Federal-Mogul Corporation and The Bank of New York, dated as of June 29, 1998. (Incorporated by reference to Exhibit 4.8 to the Company’s 1999 10-K.)

4.13	First Supplemental Indenture dated as of June 30, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by reference to Exhibit 4.9 to the Company’s 1999 10-K.)

4.14	Second Supplemental Indenture dated as of July 21, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by reference to Exhibit 4.14 to the Company’s 2000 10-K.)

4.15	Third Supplemental Indenture dated as of October 9, 1998 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation and The Bank of New York. (Incorporated by reference to Exhibit 4.15 to the Company’s 2000 10-K.)

4.16	Fourth Supplemental Indenture dated as of December 29, 2000 to the Indenture dated as of June 29, 1998 among Federal-Mogul Corporation, certain subsidiaries as guarantors and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s January 17, 2001 8-K.)

10.1	Federal-Mogul Corporation 1997 Amended and Restated Long-Term Incentive Plan, as adopted by the Shareholders of the Company on May 20, 1998. (Incorporated by reference to the Company's 1998 Definitive Proxy Statement on Form 14A.) †

10.2	Amended and Restated Deferred Compensation Plan for Corporate Directors. (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (the ''1990 10-K''.) †

10.3	Supplemental Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.10 to the Company's 1992 10-K.) †

10.4	Description of Umbrella Excess Liability Insurance for the Senior Management Team. (Incorporated by reference to Exhibit 10.11 to the Company's 1990 10-K.)

10.5	Amended and Restated Declaration of Trust of Federal-Mogul Financing Trust, dated as of December 1, 1997. (Incorporated by reference to Exhibit 10.34 to the Company's 1997 10-K.)

10.6	Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement dated August 7, 2003 by and among the Company and certain of its subsidiaries, Debtors and Debtors-in-Possession under Chapter 11 of the Bankruptcy Code, as Borrowers, and The Lenders Party Hereto, and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company’s 2003 10-K).

10.7	Fourth Amended and Restated Credit Agreement dated as of December 29, 2000 among the Company, certain foreign subsidiaries, certain banks and other financial institutions and The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s January 17, 2001 8-K.)

10.8	Amended and Restated Domestic Subsidiary Guarantee dated as of December 29, 2000 by certain subsidiaries of the Company in favor of The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.2 to the Company’s January 17, 2001 8-K.)

10.9	Guarantee by F-M UK Holding Limited in favor of The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s January 17, 2001 8-K.)

10.10	Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and Wilmington Trust Company, as trustee. (Incorporated by reference to Exhibit 10.4 to the Company’s January 17, 2001 8-K.)

10.11	Second Amended and Restated Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and First Union National Bank, as trustee. (Incorporated by reference to Exhibit 10.5 to the Company’s January 17, 2001 8-K.)

10.12	Second Amended and Restated Trust Agreement dated as of December 29, 2000 among the Company, certain subsidiaries and ABN AMRO Trust Company (Jersey) Limited, as trustee, (Incorporated by reference to Exhibit 10.6 to the Company’s January 17, 2001 8-K.)

10.13	Second Amended and Restated Domestic Pledge Agreement among the Company and certain subsidiaries in favor of First Union National Bank, as trustee. (Incorporated by reference to Exhibit 10.7 to the Company’s January 17, 2001 8-K.)

10.14	Security Agreement dated as of December 29, 2000 by the Company and certain subsidiaries in favor of Wilmington Trust Company, as trustee. (Incorporated by reference to Exhibit 10.8 to the Company’s January 17, 2001 8-K.)

10.15	Form of Mortgage or Deed of Trust prepared for execution by the Company or any applicable subsidiaries. (Incorporated by reference to Exhibit 10.9 to the Company’s January 17, 2001 8-K.)

10.16	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by Travelers Casualty & Surety Company of America. (Incorporated by reference to Exhibit 10.10 to the Company’s January 17, 2001 8-K.)

10.17	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by Travelers Casualty & Surety Company of America. (Incorporated by reference to Exhibit 10.11 to the Company’s January 17, 2001 8-K.)

10.18	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by SAFECO Insurance Company of America. (Incorporated by reference to Exhibit 10.12 to the Company’s January 17, 2001 8-K.)

10.19	Contract of Indemnity dated as of December 29, 2000 by the Company and certain subsidiaries with respect to a surety bond issued by National Fire Insurance Company of Hartford and Continental Casualty Company. (Incorporated by reference to Exhibit 10.13 to the Company’s January 17, 2001 8-K.)

10.20	Amended and Restated Federal-Mogul Supplemental Key Executive Pension Plan dated January 1, 1999 and Restated February 2004 (incorporated by reference to Exhibit 10.20 to the Company’s 2003 10-K.) †

10.21	Master Services Agreement for Finance & Accounting Services dated September 30, 2004 between the Company and International Business Machines Corporation (Incorporated by reference to Exhibit 10.25 to the Company’s October 29, 2004 10-Q.)

10.22	Employment Agreement dated as of the 2nd day of February 2005 between the Company and José Maria Alapont. (Incorporated by reference to Exhibit 10.22 to the Company’s 2005 10-K.) †

10.23	Federal-Mogul Corporation Key Executive Pension Plan for José Maria Alapont. (Incorporated by reference to Exhibit 10.22 to the Company’s 2005 10-K.) †

10.24	Form of Change in Control Employment Agreement (Incorporated by reference to Exhibit 10.24 to the Company’s February 2, 2005 8-K.) †

10.25	Agreement between the Company, T&N Limited, the other Plan Proponents, High river Limited Partnership, the Administrators and the Pension Protection Fund dated September 26, 2005 (Incorporated by reference to Exhibit 10.25 to the Company’s September 30, 2005 8-K.)

10.26	Term Sheet between the Company, the other proponents of the Third Amended Joint Plan of Reorganization and High River Limited Partnership dated September 26, 2005 (Incorporated by reference to Exhibit 10.26 to the Company’s September 30, 2005 8-K.)

10.27	Note Sale Agreement between the Company, Federal-Mogul (Continental European Operations) Limited, T&N Limited, and the Administrators dated December 9, 2005 (Incorporated by reference to Exhibit 10.27 to the Company’s December 15, 2005 8-K.)

10.28	Credit and Guaranty Agreement dated as of November 23, 2005 between the Company and certain of its subsidiaries, certain banks and other financial institutions and Citicorp USA, Inc., as administrative agent.

10.29	Security and Pledge Agreement dated as of November 23, 2005 between the Company and certain subsidiaries in favor of Citicorp USA, Inc., as administrative agents.

*10.30	Amendment No. 1 to Credit and Guaranty Agreement dated as of June 28, 2006 between the Company and certain subsidiaries in favor of Citicorp USA, Inc., as administrative agents.

*10.31	Amendment No. 2 to Credit and Guaranty Agreement dated as of November 30, 2006 between the Company and certain subsidiaries in favor of Citicorp USA, Inc., as administrative agents.

*10.32	Employment Contract dated April 20, 2005 between Federal Mogul Services, Eurl and Jean Brunol. †

*21	Subsidiaries of the Registrant.

*23.1	Consent of Ernst & Young LLP.

*24	Powers of Attorney.

*31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14

*31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14

*32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

*	Filed Herewith
†	Management contracts and compensatory plans or arrangements.

15(c). Separate financial statements of affiliates whose securities are pledged as collateral.

1)	Financial statements of Federal-Mogul Products, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2006.

2)	Financial statements of Federal-Mogul Ignition Company and subsidiaries including consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2006.

3)	Financial statements of Federal-Mogul Powertrain, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2006.

4)	Financial statements of Federal-Mogul Piston Rings, Inc. including balance sheets as of December 31, 2006 and 2005, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Products, Inc. and subsidiaries, a wholly-owned subsidiary of Federal-Mogul Corporation, as of December 31, 2006 and 2005 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Products, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

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

/S/ ERNST & YOUNG LLP

Detroit, Michigan

February 22, 2007

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Third party sales	$768.4	$754.8	$707.8
Affiliate sales	114.0	115.2	103.5

Total net sales	882.4	870.0	811.3
Cost of products sold	700.8	716.4	633.0

Gross margin	181.6	153.6	178.3

Selling, general and administrative expenses	112.4	106.0	110.2
Restructuring charges, net	5.1	2.3	—
Loss on affiliates loan write-off	0.2	—	—
Gain on involuntary conversion	—	—	(46.1)
Adjustment of long-lived assets to fair value	9.3	18.7	—
Other expense, net	10.9	15.5	16.5

Earnings before income taxes	43.7	11.1	97.7
Income tax expense	19.2	10.1	10.3

Net income	$24.5	$1.0	$87.4

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
	(Millions of Dollars)
ASSETS
Current Assets:
Accounts receivable, net	$118.5	$137.7
Inventories, net	148.5	159.0
Other	13.0	12.9

Total Current Assets	280.0	309.6

Property, plant and equipment, net	203.0	219.6
Definite-lived intangible assets, net	44.2	47.0
Asbestos-related insurance recoverable	160.2	162.0
Other noncurrent assets	3.0	3.9

	$690.4	$742.1

LIABILITIES AND NET PARENT INVESTMENT
Current Liabilities:
Accounts payable	$42.4	$42.8
Accrued compensation	5.4	7.2
Accrued rebates	11.3	13.6
Other accrued liabilities	29.6	22.2

Total Current Liabilities	88.7	85.8

Liabilities subject to compromise	778.1	778.0

Other long-term liabilities	10.1	2.7
Net Parent Investment	(186.5)	(124.4)

	$690.4	$742.1

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Cash Provided From Operating Activities
Net income	$24.5	$1.0	$87.4
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	31.8	32.4	30.8
Restructuring charges	5.1	2.3	—
Payments against restructuring reserves	(2.1)	(1.3)	—
Adjustment of long-lived assets to fair value	9.3	18.7	—
Gain on involuntary conversion	—	—	(46.1)
Insurance proceeds	—	—	102.2
Changes in operating assets and liabilities:
Accounts receivable	19.2	(13.4)	(4.2)
Inventories	10.5	7.4	(76.1)
Accounts payable	(0.4)	(1.6)	22.4
Other assets and liabilities	2.6	25.9	16.5

Net Cash Provided From Operating Activities	100.5	71.4	132.9

Cash Used By Investing Activities
Expenditures for property, plant and equipment	(13.9)	(22.5)	(31.6)

Net Cash Used By Investing Activities	(13.9)	(22.5)	(31.6)

Cash Used By Financing Activities
Transfers to parent	(86.6)	(48.9)	(101.3)

Net Cash Used By Financing Activities	(86.6)	(48.9)	(101.3)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

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

Products operates with financial and operational staff on a decentralized basis. Federal-Mogul provides certain consolidated services for employee benefits administration, cash management, risk management, legal services, public relations, domestic tax reporting and internal and external audit. Federal-Mogul charges Products for all such direct expenses incurred on its behalf. General expenses, excluding Chapter 11 and U.K. Administration related reorganization expenses, that are not directly attributable to the operations of Products have been allocated based on management's estimates, primarily driven by sales. Management believes that this allocation method is reasonable.

The accompanying consolidated financial statements are presented as if Products had existed as an entity separate from its parent during the periods presented and include the assets, liabilities, revenues and expenses that are directly related to Products’ operations.

Products’ separate debt and related interest expense have been included in the consolidated financial statements. Products is fully integrated into its parent's cash management system and, as such, all cash requirements are provided by its parent and any excess cash generated by Products is transferred to its parent.

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

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and Products’ historical experience of write-offs. If not reserved through specific examination procedures, Products’ general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $3.8 million and $4.9 million at December 31, 2006 and 2005, respectively.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method (“LIFO”). If inventories had been valued at current cost, amounts reported would have been increased by $13.9 million and $13.5 million as of December 31, 2006 and 2005, respectively. Inventories have also been reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to estimated future sales and usage. Inventory quantity reductions resulting in liquidations of certain LIFO inventory layers increased net income by $1.5 million.

Long-Lived Assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, Products performs the required analysis and records an impairment charge, if required, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the carrying value of a long-lived asset is considered impaired, an impairment

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value.

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

Engineering and Tooling Costs: Pre-production tooling and engineering costs that Products will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Products the non-cancelable right to use the tools or the reimbursement of such costs is agreed to by the customer. Pre-production tooling that is owned by Products are capitalized as part of machinery and equipment, and are depreciated over the shorter of the toolings’ expected life or the duration of the related program.

Research and Development Costs: Products expenses research and development costs as incurred. Research and development expense, including product engineering and validation costs was $11.4 million, $12.5 million and $13.5 million for 2006, 2005 and 2004, respectively.

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

Net Parent Investment: The Net Parent Investment account reflects the balance of Products' historical earnings, intercompany amounts, income taxes accrued and deferred, postemployment liabilities and other transactions between Products and Federal-Mogul.

Reclassifications: Certain items in the prior years financial statements have been reclassified to conform with the presentation used in 2006.

2. Voluntary Reorganization under Chapter 11 and U.K. Administration

Federal-Mogul Corporation, (“Federal-Mogul”) and all of its wholly-owned United States (“U.S.”) subsidiaries filed voluntary petitions, on October 1, 2001 (the “Petition Date”), for reorganization (the “U.S. Restructuring” or the “Restructuring Proceedings”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom (“U.K.”) subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The High Court, in November 2006, approved the discharge of the Administration Proceedings for those U.K. subsidiaries that entered into Company Voluntary Arrangements.

Federal-Mogul and its U.S. and U.K. subsidiaries included in the U.S. Restructuring are herein referred to as the “Debtors.” The Chapter 11 Cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(JKF)).

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries were or are not party to any insolvency proceeding and, therefore, are not currently provided protection from creditors by any insolvency court and are operating in the normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on Federal-Mogul’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors have been developing and are implementing a plan to address the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors are being paid for goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through plans of reorganization under the Bankruptcy Code.

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

Solicitation packages containing the Third Amended Plan of Reorganization and Disclosure Statement, various supporting documents and a ballot, if appropriate, were mailed on July 12, 2004 to known creditors of Federal-Mogul and to holders of common and preferred stock interests in Federal-Mogul. The overwhelming majority of the classes of claims and interests voted to accept the Plan. For the few classes of claims that voted to reject the Plan, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”) intended to either amend the Plan so as to obtain such classes’ accepting votes or seek to confirm the Plan over the objection of such classes.

The Fourth Amended Joint Plan of Reorganization (the “Plan”) for Federal-Mogul and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court on November 21, 2006. The Plan was jointly proposed by Federal-Mogul and the Plan Proponents. On February 2, 2007, the supplemental Disclosure Statement was approved by the Bankruptcy Court to be used in soliciting votes to accept or reject the Plan from those classes of creditors whose treatment under the Plan has changed since the last solicitation under the Third Amended Plan of Reorganization. In addition, a May 8, 2007 confirmation hearing was scheduled at which the Bankruptcy Court is expected to review and confirm the Plan.

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. The Plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, 50.1% of newly issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trust, and 49.9% of the newly issued common stock will be distributed pro rata to the noteholders. The holders of currently outstanding common and preferred stock of the Company, at the time those shares are cancelled, will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price. These warrants will only be of value if the market price of the shares of reorganized Federal-Mogul exceeds the predetermined exercise price during the 7-year term during which the warrants will be saleable or exercisable.

The Plan also provides: i) the U.S. asbestos trust will make a payment to the reorganized Company (or pay a portion of the stock in the reorganized Company to be issued to the asbestos trust in lieu thereof) for the agreed amounts that

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

will be used by the U.K. Administrators to provide distributions on account of U.K. asbestos personal injury claims under the terms of the U.K. Settlement Agreement; ii) the U.S. asbestos trust will provide an option to Mr. Carl Icahn for the purchase of the remaining shares of the reorganized Company held by such trust; and (iii) if Mr. Carl Icahn does not exercise such option, he or one of his entities will provide certain financing to the U.S. asbestos trust.

Unsecured creditors, including trade creditors, of the U.S. Debtors are projected to have the option to either receive shares of the reorganized Federal-Mogul or receive cash distributions under the Plan equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate payout of all allowed unsecured claims against the U.S. Debtors does not exceed $258 million. Any excess above this amount could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive.

The Administrators of the U.K. Debtors and the Plan Proponents, on September 26, 2005, entered into an agreement outlining the terms and conditions of distributions to the creditors of the U.K. Debtors (“U.K. Settlement Agreement”). Prior to this agreement, Federal-Mogul had agreed to sell certain long-term intercompany notes held by T&N Limited (“Loan Notes”) to Deutsche Bank as a means to fund expected distributions to creditors. In December 2005, in accordance with terms of the U.K. Settlement Agreement, Federal-Mogul elected to retain the Loan Notes. Concurrently, the Loan Notes were transferred from the U.K. Debtors to a combination of a newly created non-debtor wholly-owned subsidiary of Federal-Mogul and the U.S. parent, as provided in the Loan Note Sale Agreement. As the cash transferred was less than the face value of the Loan Notes, the transaction created a pre-tax loss for the U.K. Debtors and a corresponding pre-tax gain for the entities receiving these Loan Notes. In addition, the transaction created taxable income in the U.K. A copy of the Loan Notes Sale Agreement was filed with the SEC on Form 8-K on December 15, 2005.

Under the terms of the U.K. Settlement Agreement, certain amounts of cash within the U.K. Debtor entities, including cash contributed related to the transfer of the Loan Notes above, were restricted to settle specifically identified claims and liabilities of the U.K. Debtors. Restricted cash at December 31, 2005 was $700.9 million. In addition, remaining cash of the U.K. Debtor entities was limited for the general operating use of those entities, amounting to $42 million at December 31, 2005. A copy of the U.K. Settlement Agreement was filed with the SEC on Form 8-K on September 30, 2005.

The company voluntary arrangements (“CVAs”) became effective on October 11, 2006, resolving claims (other than those that are to be dealt with by the Plan) against the principal U.K. Debtors. The discharge of administration orders for the principal U.K. Debtors became effective on November 30, 2006. The CVAs divide asbestos claims against the principal U.K. Debtors into two categories: CVA Asbestos Claims and Chapter 11 Asbestos Claims. CVA Asbestos Claims are dealt with by the CVAs and it is intended that Chapter 11 Asbestos Claims will be dealt with by the Plan. The CVAs compromise and protect the CVA companies from the CVA Asbestos Claims. The trustees of the U.K. asbestos trust will pay dividends to CVA Asbestos claimants from the U.K. asbestos trust. Upon the effective date of the Plan, the Chapter 11 Asbestos Claims will be compromised. Accordingly, the Plan for Federal-Mogul contemplates that the U.S. asbestos trustees look exclusively to the U.S. asbestos trust to pay dividends to Chapter 11 Asbestos claimants.

Restricted cash balances were moved in November 2006 to the U.K. Administrators who will act as Supervisors to pay out claims in accordance with the CVAs.

The Bankruptcy Court may confirm the plan of reorganization only upon making certain findings required by the Bankruptcy Code, and the plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. The pre-petition creditors of some Debtors may be treated differently than those of other Debtors under the proposed Plan and CVAs. Federal-Mogul expects the Plan will be confirmed and approved.

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. In November 2006, Federal-Mogul amended its DIP facility, modifying certain terms of the agreement and extending the term of the post-petition financing through July 1, 2007. The amended DIP facility consists of a $500 million revolving credit facility (“Revolving Credit Facility”) and a $275 million term loan facility (“Term Loan Facility”). The proceeds of the Term Loan Facility were used primarily to supplement the funding necessary for the discharge of U.K. Administration and for general corporate purposes.

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

	December 31
	2006	2005
	(Millions of Dollars)
Loans payable to affiliated companies	$314.8	$314.8
Asbestos liabilities	213.6	213.6
Accounts payable to affiliated companies	164.1	164.1
Accounts payable	57.7	57.7
Interest payable to affiliated companies	27.4	27.4
Environmental liabilities	0.5	0.4

Total	$778.1	$778.0

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

The Debtors, including Products, continue to review and analyze the proofs of claim filed to date. In addition, the Debtors continue to file objections and seek stipulations to certain claims. Additional claims may be filed after the general bar date, which could be allowed by the Bankruptcy Court. Accordingly, the ultimate number and allowed

F-157

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

amount of such claims are not presently known and cannot be reasonably estimated at this time. The resolution of such claims could result in a material adjustment to Federal-Mogul’s financial statements.

The appropriateness of using the going concern basis for the Products’ financial statements is dependent upon, among other things: (i) Federal-Mogul’s ability to comply with the terms of its DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of Federal-Mogul to maintain adequate cash on hand; (iii) the ability of Federal-Mogul to generate cash from operations; (iv) confirmation of the plan of reorganization under the Bankruptcy Code; and (v) Federal-Mogul’s ability to achieve profitability following such confirmations.

3. Inventory

Inventories consisted of the following:

	December 31
	2006	2005
	(Millions of Dollars)
Raw materials	$23.5	$32.5
Work-in-process	17.8	16.3
Finished goods	116.9	118.8

	158.2	167.6
Valuation reserves	(9.7)	(8.6)

	$148.5	$159.0

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Estimated Useful Life	December 31
		2006	2005
		(Millions of Dollars)
Land		$4.3	$4.6
Buildings and building improvements	24-40 years	52.1	50.3
Machinery and equipment	3-12 years	265.8	268.2

		322.2	323.1
Accumulated depreciation		(119.2)	(103.5)

		$203.0	$219.6

Products leases property and equipment used in their operations. Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions:

2007	$2.5
2008	2.7
2009	2.7
2010	2.6
2011	2.4
Thereafter	—

Total rental expense under operating leases for the years ended December 31, 2006, 2005 and 2004 was $9.9 million, $9.9 million and $8.9 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

5. Intangible Assets

At December 31, 2006 and 2005, intangible assets consists of the following:

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets Developed technology	$67.2	$(23.0)	$44.2	$67.2	$(20.2)	$47.0

Products expects that amortization expense for its amortizable intangible assets for each of the years between 2007 and 2011 will be approximately $3 million.

6. Adjustment of Assets to Fair Value

Definite-Lived Long-Lived Assets

Products recorded impairment charges in the amount of $9.3 million related to three of its locations. Buildings and production equipment at these locations had previously been impaired in connection with the closure and anticipated sale of the facilities. After re-evaluation of the estimated fair market values at these locations, additional impairment charges were deemed appropriate as of December 31, 2006.

Products recorded impairment charges for the years ended December 31, 2005 of $18.7 million to adjust long-lived tangible assets to their estimated fair values. These impairments are due to other than temporary declines in sales volumes and profitability at certain facilities and reflect a revaluation of future expected cash flows primarily due to anticipated lower volumes at certain facilities. The fair value of property, plant and equipment was based upon estimated discounted future cash flows and estimates of salvage value. The impairment charges represent the difference between the estimated fair values and the carrying value of the subject assets. No impairment charges were required for the year ended December 31, 2004.

7. Restructuring Charges

Products recognized $5.1 million and $2.3 million in 2006 and 2005, respectively, of restructuring charges primarily related to severance and other costs associated with the consolidation of operations to maximize production efficiencies and achieve economies of scale. Cash payments made against these restructuring reserves were $2.1 million and $1.3 million during 2006 and 2005, respectively.

8. Commitments and Contingencies

Abex and Wagner Asbestos Litigation

Background

Two of Products’ businesses formerly owned by Cooper Industries, LLC (“Cooper”), historically known as Abex and Wagner, are involved as defendants in numerous court actions in the U.S. alleging personal injury from exposure to asbestos or asbestos-containing products. These claims mainly involve vehicle safety and performance products. As of the Petition Date, Abex and Wagner were defendants in approximately 66,000 and 33,000 pending claims, respectively. Products includes as a pending claim open served claims, settled but not documented claims

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

and settled but not paid claims. Notices of complaints continue to be received post-petition and are in violation of the automatic stay.

The liability of Products with respect to claims alleging exposure to Wagner products arises from the 1998 stock purchase from Cooper of the corporate successor by merger to Wagner Electric Company; the purchased entity is now a wholly-owned subsidiary of Federal-Mogul and one of the Debtors in the Restructuring Proceedings.

The liability of Products with respect to claims alleging exposure to Abex products arises from a contractual liability entered into in 1994 by the predecessor to Products whose stock Federal-Mogul purchased in 1998. Pursuant to that contract and prior to the Restructuring Proceedings, Products was liable for certain indemnity and defense payments incurred on behalf of an entity known as Pneumo Abex Corporation (“Pneumo”), the successor in interest to Abex Corporation. Effective as of the Petition Date, Products has ceased making such payments and is currently considering whether to accept or reject the 1994 contractual liability.

As of the Petition Date, pending asbestos litigation of Abex (as to Federal-Mogul only) and Wagner is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court.

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of December 31, 2006) represented Products’ estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. Products did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, Products made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

While Products believes that the liability recorded was appropriate as of October 1, 2001 for anticipated losses arising from asbestos-related claims related to Abex and Wagner through 2012, it is Products’ view that, as a result of the Restructuring Proceedings, there is even greater uncertainty in estimating the timing and amount of future asbestos liability and related insurance recovery for pending and future claims. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time as to the number of asbestos-related claims that will be filed in the proceeding, the number of current and future claims that will be included in the plan of reorganization, how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed, and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the Restructuring Proceedings.

In July of 2006, Cooper, Pneumo, Federal-Mogul, the asbestos claimants committee, the representative for future asbestos claimants, and various other relevant parties signed a nonbinding term reflecting a global settlement that will provide two alternative means of resolving all of Cooper’s and Pneumo’s claims against Federal-Mogul arising out of the Abex asbestos litigation and the related alleged indemnity obligations. One of these alternatives will be accomplished as part of the Plan and its confirmation. Under one alternative, Cooper will contribute $756 million to a trust to be established pursuant to Section 524 (g) of the Bankruptcy Code, consisting of $256 million in cash and a $500 million promissory note, in consideration for Cooper and Pneumo being protected from current and future Abex asbestos claims by the Plan’s channeling injunction which will channel all the Abex asbestos claims to the trust. This alternative settlement will be documented as part of the Plan, and affected creditors will be given an opportunity to vote for or against this alternative as part of the solicitation of votes on the Plan.

The other alternative settlement will only be utilized if the first alternative cannot be successfully implemented. Under the second settlement structure, Cooper will receive $138 million and Pneumo will receive $2 million in

F-160

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

exchange for completely releasing all their claims against the Federal-Mogul and all its affiliates. The terms of this alternative settlement are set forth in the Plan B Settlement Agreement, executed as of September 18, 2006, by the same parties that signed the term sheet in July of 2006. A hearing to approve this Plan B Settlement Agreement is scheduled for October 30, 2006. Under both of the foregoing alternatives, Cooper has agreed to permit Federal-Mogul to (i) negotiate certain lump-sum or installment settlements involving the Wagner insurance (described below), and (ii) retain 88% of the proceeds from such insurance settlements in the case of the first alternative settlement structure and 80% of the proceeds in the case of the second alternative.

Neither of the foregoing settlement alternatives will be consummated until the Plan has been confirmed. Accordingly, Products will not be relieved of material additional liabilities and significant additional litigation relating to Abex and Wagner asbestos matters until the Plan becomes effective. Product’s results of operations and financial condition could be materially affected in the event that such liabilities cannot be resolved and end up exceeding the amounts recorded by Products or the remaining insurance coverage.

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. Products may be liable for certain indemnity and defense payments with respect to Abex and has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $112.6 million as of December 31, 2006.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action against the Debtors and a number of insurance carriers in Federal-Mogul’s Restructuring Proceedings (the “Adversary Proceeding”). In its complaint, Dresser alleged that it has rights under certain primary and excess general liability insurance policies that may be shared with Products as the successor to Wagner Electric Corporation. Dresser seeks, among other things, a declaration of the parties respective rights and obligations under the policies and a partition of the competing rights of Dresser and Products under the policies. Products answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of Products’ rights to the policies. Products may be liable for asbestos claims against Wagner and has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $47.6 million as of December 31, 2006. On November 4, 2004, Products, Dresser and Cooper Industries, LLC (“Cooper”) and certain of the insurers (“Parties”) entered into a partitioning agreement, by which the Parties agreed as to the manner in which the limits of liability, self-insured retention’s, deductibles and any other self-insurance features, and the erosion thereof, are to be partitioned among Products, Dresser and Cooper. The partitioning agreement effectively disposes of Dresser’s claims in the Adversary Proceeding. However, Products’ cross claim against the defendant-insurers remains. In a separate agreement, Products, Cooper, and Pneumo have agreed, among other things, to a method for dividing the Products-Cooper portion of the partitioned limits amount those three entities. The agreement among Products, Cooper, and Pneumo is subject to bankruptcy court approval.

The ultimate realization of insurance proceeds is directly related to the amount of related covered valid claims against Products. If the ultimate asbestos claims are higher than the recorded liability, Products expects the ultimate insurance recoverable to be higher than the recorded amount. If the ultimate asbestos claims are lower than the recorded liability, Products expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings and the proposed settlement with Cooper will impact the timing and amount of the

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

asbestos claims and the insurance recoverable, there has been no change to the recorded amounts since the initiation of the Restructuring Proceedings, other than to reflect cash received under this policy, due to the uncertainties created by the Restructuring Proceedings. Accordingly, the recorded amounts for this insurance recoverable asset could change materially based upon events that occur from the Restructuring Proceedings.

Products believes that based on its review of the insurance policies, the financial viability of the insurance carriers, and advice from outside legal counsel, it is probable that Abex and Wagner will realize an insurance recoverable correlating with the respective liability.

Environmental Matters and Conditional Asset Retirement Obligations

Products has identified certain present and former properties at which it may be responsible for cleaning up environmental contamination, in some cases as a result of contractual commitments. Products is actively seeking to resolve these matters. Although difficult to quantify based on the complexity of the issues, Products has accrued amounts corresponding to its best estimate of the costs associated with such matters based upon current available information from site investigations and consultants

Products records asset retirement obligations in accordance SFAS 143, Accounting for Asset Retirement Obligations and Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”) when the amount can be reasonably estimated, typically upon decision to close or sell an operating site. Products has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold in connection with its current restructuring efforts. In connection with these sites, Products has accrued $12.1 million as of December 31, 2006 for conditional asset retirement obligations, and has recorded impairment charges of $7.7 million associated with these anticipated closures.

Products has additional asset retirement obligations, also primarily related to asbestos removal costs, for which it believes reasonable cost estimates cannot be made because Products does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, Products is currently unable to determine amounts to accrue for conditional asset retirement obligations at such sites.

For those sites that Products identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, Products will review these sites for both impairment issues in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and for conditional asset retirement obligations in accordance with SFAS 143 and FIN 47.

Environmental reserves, including reserves for conditional asset retirement obligations, were $16.6 million and $4.8 million at December 31, 2006 and 2005, respectively, and are included in the consolidated balance sheets as follows:

	December 31
	2006	2005
	(Millions of Dollars)
Current liabilities
Environmental liabilities	$1.3	$1.7
Asset retirement obligations	4.6	—
Long-term accrued liabilities
Environmental liabilities	2.7	2.7
Asset retirement obligations	7.5	—
Liabilities subject to compromise—Environmental	0.5	0.4

	$16.6	$4.8

Management believes that such accruals will be adequate to cover Products’ estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Products, Products’ results of operations and financial condition could be materially affected. At December 31, 2006, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $5.9 million.

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Environmental reserves subject to compromise include those related to claims that may be reduced in Federal-Mogul’s bankruptcy proceeding because the obligations underlying such claims may be determined to be “dischargeable debts” incurred prior to Federal-Mogul’s filing for bankruptcy. Such liabilities generally arise at either (1) commercial waste disposal sites to which Products and other companies sent wastes for disposal, or (2) sites in relation to which Products has a contractual obligation to indemnify the current owner of a site for the costs of cleanup of contamination that was released into the environment before Products sold the site.

Environmental reserves determined not to be subject to compromise include those which arise from a legal obligation of Products, under an administrative or judicial order, to perform cleanup at a site. Such obligations are normally associated with sites, which a bankrupt entity such as Products owns and/or operates.

The best estimate of environmental liability at a site may change from time to time during a bankruptcy proceeding even though the liability relating to that site is subject to compromise and Products’ responsibility to make payments is stayed. Notwithstanding the stay of legal proceedings regarding such a site, activities such as further site investigation and/or actual cleanup work often continue to be performed by other parties. Such activities may produce new and better information that requires Products to revise its best estimate of total site cleanup costs and its own share of such costs.

9. Long-Term Debt and Other Financing Arrangements

Products’ cash and indebtedness is managed by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Products, is provided through a consolidated cash and debt management system. As a result, the amount of domestic cash or debt historically related to Products is not determinable.

Products has intercompany loans from Federal-Mogul in the amount of $270.8 million, which are included in liabilities subject to compromise at December 31, 2006 and 2005. Products’ contractual interest not accrued or paid for each of the years 2006, 2005 and 2004 for this note was $19.0 million. Since the petition date, Products has been relieved of a total of $99.7 million of interest payable under this note.

Products has a note payable to another subsidiary of Federal-Mogul in the amount of $44.0 million for the transfer of certain assets and liabilities. Interest on this note is calculated at the stated rate of 6.154%. This note is included in Products’ balance sheet under the caption liabilities subject to compromise at December 31, 2006 and 2005. Products contractual interest not accrued or paid for this note was $2.7 million for each of the years ended December 31, 2006, 2005 and 2004. Since the petition date, Products has been relieved of a total of $14.2 million of interest payable under this note.

Federal-Mogul has pledged 100% of Products’ capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Products has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul’s Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowing outstanding on such agreements aggregates $4,053.5 million and $4,049.8 million as of December 31, 2006 and 2005, respectively.

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

10. Net Parent Investment

Changes in net parent investment were as follows (in millions of dollars):

Balance at January 1, 2004	$(62.6)
Net income	87.4
Transfers to parent, net	(101.3)

Balance at December 31, 2004	(76.5)
Net income	1.0
Transfers to parent, net	(48.9)

Balance at December 31, 2005	(124.4)
Net income	24.5
Transfers to parent, net	(86.6)

Balance at December 31, 2006	$(186.5)

11. Income Taxes

Products files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Components of income tax expense
Current	$19.2	$10.1	$10.3
Deferred	—	—	—

Income tax expense	$19.2	$10.1	$10.3

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended December 31
	2006	2005	2004
U.S. Federal statutory rate	35%	35%	35%
Foreign operations	1	2	—
State and local taxes	(1)	(3)	1
Other non-taxable income	(6)	(15)	—
Valuation allowance	16	72	(25)

Effective tax rate	45%	91%	11%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of Product’s net deferred tax asset are non-deductible accruals and amortization and depreciation timing differences.

	2006	2005
	(Millions of Dollars)
Net current deferred tax assets	$24.3	$24.6
Net long-term deferred tax assets	57.9	49.2

Gross deferred tax assets	82.2	73.8
Valuation allowance	(82.2)	(73.8)

Net deferred tax assets	$—	$—

12. Pension Plans

Products is included in the Federal-Mogul Pension Plan. As such, the related pension liability is recorded in Net Parent Investment at December 31, 2006 and 2005.

FEDERAL-MOGUL PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The pension charge allocated to Products was $3.6 million, $3.5 million and $3.8 million for 2006, 2005 and 2004, respectively.

Products also maintains certain defined contribution pension plans for eligible employees. The total expense attributable to defined contribution plans was $2.7 million for each of the years ended December 31, 2006, 2005 and 2004.

13. Postretirement Benefits Other Than Pensions

Benefits provided to employees of Products under various Federal-Mogul postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescription drugs and life insurance, with medical care accounting for approximately 43% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $0.8 million, $0.8 million and $1.2 million for 2006, 2005 and 2004, respectively.

14. Concentrations of Credit Risk and Other

Products grants credit to their customers, which are primarily in the automotive industry. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising Products’ customer base. Products performs periodic credit evaluations of their customers and generally does not require collateral.

Products operates in a single business segment. Products manufactures and distributes brake friction materials and other products for use by the automotive aftermarket and in automobile assemblies. In addition, Products manufactures and distributes suspension, steering drive-line and brake system products and material for the automotive aftermarket. No single customer accounted for 10% or more of revenues in 2006, 2005 or 2004. All revenues and assets of Products reside in the United States.

15. Smithville, Tennessee Distribution Center Fire

On March 5, 2004, a fire at Products’ Smithville, Tennessee distribution center resulted in extensive damage to the facility and the loss of substantially all of its related equipment and inventory. The 244,000 square foot facility was the principal distribution center for chassis aftermarket products in the United States. Products resumed distribution operations at a new leased facility in Smyrna, Tennessee on March 12, 2004.

Products settled this claim with its insurance carrier and recorded this settlement during 2004, resulting in cash proceeds of $102.2 million and recognition of a gain on involuntary conversion of $46.1 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Ignition Company and subsidiaries, a wholly-owned subsidiary of Federal-Mogul Corporation, as of December 31, 2006 and 2005, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Ignition Company and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

/S/ ERNST & YOUNG LLP

Detroit, Michigan

February 22, 2007

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Third party sales	$749.5	$786.3	$761.7
Affiliate sales	173.1	176.9	200.4

Total net sales	922.6	963.2	962.1
Cost of products sold	732.2	752.3	746.0

Gross margin	190.4	210.9	216.1

Selling, general and administrative expenses	99.4	103.6	111.6
Restructuring charges	1.6	1.0	5.7
Adjustment of long-lived assets to fair value	0.1	3.8	3.0
Loss on affiliate loans	52.8	—	—
Minority interest expense	16.3	8.8	18.5
Interest income, net	(6.3)	(4.9)	(3.3)
Other expense, net	9.4	14.4	(11.3)

Earnings before income taxes	17.1	84.2	91.9
Income tax expense	22.9	27.9	36.2

Net (loss) income	$(5.8)	$56.3	$55.7

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
	(Millions of Dollars)
ASSETS
Current Assets:
Cash and equivalents	$34.2	$82.0
Accounts receivable, net	158.9	169.5
Inventories, net	145.4	138.9
Supplies inventories	21.9	20.1
Other	18.2	9.9

Total Current Assets	378.6	420.4

Property, plant and equipment, net	227.6	267.6
Goodwill and indefinite-lived intangible assets	247.8	248.3
Definite-lived intangible assets, net	29.2	31.1
Investment in affiliate	23.6	—
Other noncurrent assets	7.9	2.6

	$914.7	$970.0

LIABILITIES AND NET PARENT INVESTMENT
Current Liabilities:
Short-term debt	$0.1	$0.1
Accounts payable	51.2	54.9
Accrued compensation	22.2	24.3
Restructuring reserves	0.4	0.8
Accrued rebates and customer incentives	12.2	11.7
Other accrued liabilities	10.4	21.5

Total Current Liabilities	96.5	113.3
Liabilities subject to compromise	800.8	800.3
Other long-term liabilities	14.9	18.0
Minority interest in consolidated subsidiaries	84.6	105.1
Net Parent Investment:
Accumulated other comprehensive loss	(80.1)	(56.7)
Intercompany transactions	(2.0)	(10.0)

Net Parent Investment	(82.1)	(66.7)

	$914.7	$970.0

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net income (loss)	$(5.8)	$56.3	$55.7
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	40.6	40.2	37.4
Restructuring charges	1.6	1.0	5.7
Payments against restructuring reserves	(2.0)	(1.9)	(8.1)
Adjustment of long-lived assets to fair value	0.1	3.8	3.0
Loss on affiliate loans	52.8	—	—
Changes in operating assets and liabilities:
Accounts receivable	5.7	4.6	(8.2)
Inventories	(11.7)	7.8	(1.2)
Accounts payable	6.5	(6.5)	5.6
Other assets and liabilities	(31.5)	4.6	(6.4)

Net Cash Provided From Operating Activities	56.3	109.9	83.5

Cash Used By Investing Activities
Investment in Affiliate	(20.5)	—	—
Capital expenditures	(23.7)	(29.0)	(29.5)

Net Cash Used By Investing Activities	(44.2)	(29.0)	(29.5)

Cash Used By Financing Activities
Payments on short-term debt	—	—	(1.9)
Dividends paid	(25.0)	—	—
Transfers to parent	(34.9)	(50.5)	(30.1)

Net Cash Used By Financing Activities	(59.9)	(50.5)	(32.0)

(Decrease) increase in cash and equivalents	(47.8)	30.4	22.0

Cash and equivalents at beginning of year	82.0	51.6	29.6

Cash and equivalents at end of year	$34.2	$82.0	$51.6

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

Ignition operates with financial and operations staff on a decentralized basis. Federal-Mogul provides certain consolidated services for employee benefits administration, cash management, risk management, legal services, public relations, domestic tax reporting and internal and external audit. Federal-Mogul charges Ignition for all such direct expenses incurred on its behalf. General expenses, excluding Chapter 11 and U.K. Administration related reorganization expenses, that are not directly attributable to the operations of Ignition have been allocated based on management's estimates, primarily driven by sales. Management believes that this allocation method is reasonable.

The accompanying consolidated financial statements are presented as if Ignition had existed as an entity separate from its parent during the periods presented, and includes the assets, liabilities, revenues and expenses that are directly related to Ignition’s operations.

Ignition’s separate debt and related interest expense have been included in the consolidated financial statements. Ignition is fully integrated into its parent's cash management system and, as such, all of their domestic cash requirements are provided by its parent and any excess cash generated by Ignition is transferred to its parent.

Principles of Consolidation: The consolidated financial statements include the accounts of Ignition and all majority-owned subsidiaries. Investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, while investment in affiliates of 20% or less are accounted for under the cost method. Intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and Ignition’s historical experience of write-offs. If not reserved through specific examination procedures, Ignition’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $4.7 million and $6.7 million at December 31, 2006 and 2005, respectively.

Inventories: Inventories are carried at cost or, if lower, net realizable value. Cost is determined using the last-in, first-out (“LIFO”) method for approximately 58% of the inventory for each of the years ended December 31, 2006 and 2005. The remaining inventories are recorded using the first-in, first-out method. If inventories had been valued at current cost, amounts reported would have increased by $15.1 million and $9.7 million at December 31, 2006 and 2005 respectively. Inventories have also been reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to estimated future sales and usage.

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Long-Lived Assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, Ignition performs the required analysis and records an impairment charge, if required, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value.

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

Engineering and Tooling Costs: Pre-production tooling and engineering costs that Ignition will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Ignition the noncancelable right to use the tools or the reimbursement of such costs is agreed to by the customer. Pre-production tools that are owned by Ignition are capitalized as part of machinery and equipment, and are depreciated over the shorter of the toolings’ expected life or the duration of the related program.

Research and Development and Advertising Costs: Ignition expenses research and development costs as incurred. Research and development expense, including product engineering and validation costs, was $17.9 million, $20.3 million and $17.1 million for 2006, 2005 and 2004, respectively. Advertising and promotion expense was $2.0 million, $3.3 million and $3.1 million for 2006, 2005 and 2004, respectively.

Restructuring: Ignition defines restructuring expense to include charges incurred with exit or disposal activities accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other postemployment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

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

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Net Parent Investment: The Net Parent Investment account reflects the balance of Ignition's historical earnings, intercompany amounts, income taxes accrued and deferred, postemployment liabilities, other transactions between Ignition and Federal-Mogul, foreign currency translations and equity pension adjustments.

Reclassifications: Certain items in the prior years financial statements have been reclassified to conform with the presentation used in 2006.

2. Voluntary Reorganization under Chapter 11 and U.K. Administration

Federal-Mogul Corporation, (“Federal-Mogul”) and all of its wholly-owned United States (“U.S.”) subsidiaries filed voluntary petitions, on October 1, 2001 (the “Petition Date”), for reorganization (the “U.S. Restructuring” or the “Restructuring Proceedings”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom (“U.K.”) subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The High Court, in November 2006, approved the discharge of the Administration Proceedings for those U.K. subsidiaries that entered into Company Voluntary Arrangements.

Federal-Mogul and its U.S. and U.K. subsidiaries included in the U.S. Restructuring are herein referred to as the “Debtors.” The Chapter 11 Cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(JKF)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries were or are not party to any insolvency proceeding and, therefore, are not currently provided protection from creditors by any insolvency court and are operating in the normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on Federal-Mogul’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors have been developing and are implementing a plan to address the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors are being paid for goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through plans of reorganization under the Bankruptcy Code.

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

Solicitation packages containing the Third Amended Plan of Reorganization and Disclosure Statement, various supporting documents and a ballot, if appropriate, were mailed on July 12, 2004 to known creditors of Federal-Mogul and to holders of common and preferred stock interests in Federal-Mogul. The overwhelming majority of the classes of claims and interests voted to accept the Plan. For the few classes of claims that voted to reject the Plan, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

referred to as the “Plan Proponents”) intended to either amend the Plan so as to obtain such classes’ accepting votes or seek to confirm the Plan over the objection of such classes.

The Fourth Amended Joint Plan of Reorganization (the “Plan”) for Federal-Mogul and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court on November 21, 2006. The Plan was jointly proposed by Federal-Mogul and the Plan Proponents. On February 2, 2007, the supplemental Disclosure Statement was approved by the Bankruptcy Court to be used in soliciting votes to accept or reject the Plan from those classes of creditors whose treatment under the Plan has changed since the last solicitation under the Third Amended Plan of Reorganization. In addition, a May 8, 2007 confirmation hearing was scheduled at which the Bankruptcy Court is expected to review and confirm the Plan.

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. The Plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, 50.1% of newly issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trust, and 49.9% of the newly issued common stock will be distributed pro rata to the noteholders. The holders of currently outstanding common and preferred stock of the Company, at the time those shares are cancelled, will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price. These warrants will only be of value if the market price of the shares of reorganized Federal-Mogul exceeds the predetermined exercise price during the 7-year term during which the warrants will be saleable or exercisable.

The Plan also provides: i) the U.S. asbestos trust will make a payment to the reorganized Company (or pay a portion of the stock in the reorganized Company to be issued to the asbestos trust in lieu thereof) for the agreed amounts that will be used by the U.K. Administrators to provide distributions on account of U.K. asbestos personal injury claims under the terms of the U.K. Settlement Agreement; ii) the U.S. asbestos trust will provide an option to Mr. Carl Icahn for the purchase of the remaining shares of the reorganized Company held by such trust; and (iii) if Mr. Carl Icahn does not exercise such option, he or one of his entities will provide certain financing to the U.S. asbestos trust.

Unsecured creditors, including trade creditors, of the U.S. Debtors are projected to have the option to either receive shares of the reorganized Federal-Mogul or receive cash distributions under the Plan equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate payout of all allowed unsecured claims against the U.S. Debtors does not exceed $258 million. Any excess above this amount could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive.

The Administrators of the U.K. Debtors and the Plan Proponents, on September 26, 2005, entered into an agreement outlining the terms and conditions of distributions to the creditors of the U.K. Debtors (“U.K. Settlement Agreement”). Prior to this agreement, Federal-Mogul had agreed to sell certain long-term intercompany notes held by T&N Limited (“Loan Notes”) to Deutsche Bank as a means to fund expected distributions to creditors. In December 2005, in accordance with terms of the U.K. Settlement Agreement, Federal-Mogul elected to retain the Loan Notes. Concurrently, the Loan Notes were transferred from the U.K. Debtors to a combination of a newly created non-debtor wholly-owned subsidiary of Federal-Mogul and the U.S. parent, as provided in the Loan Note Sale Agreement. As the cash transferred was less than the face value of the Loan Notes, the transaction created a pre-tax loss for the U.K. Debtors and a corresponding pre-tax gain for the entities receiving these Loan Notes. In addition, the transaction created taxable income in the U.K. A copy of the Loan Notes Sale Agreement was filed with the SEC on Form 8-K on December 15, 2005. As of December 31, 2006, Ignition incurred $52.8 million of charges related to the Loan Notes Sale Agreement.

Under the terms of the U.K. Settlement Agreement, certain amounts of cash within the U.K. Debtor entities, including cash contributed related to the transfer of the Loan Notes above, were restricted to settle specifically identified claims and liabilities of the U.K. Debtors. Restricted cash at December 31, 2005 was $700.9 million. In addition, remaining cash of the U.K. Debtor entities was limited for the general operating use of those entities,

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

amounting to $42 million at December 31, 2005. A copy of the U.K. Settlement Agreement was filed with the SEC on Form 8-K on September 30, 2005.

The company voluntary arrangements (“CVAs”) became effective on October 11, 2006, resolving claims (other than those that are to be dealt with by the Plan) against the principal U.K. Debtors. The discharge of administration orders for the principal U.K. Debtors became effective on November 30, 2006. The CVAs divide asbestos claims against the principal U.K. Debtors into two categories: CVA Asbestos Claims and Chapter 11 Asbestos Claims. CVA Asbestos Claims are dealt with by the CVAs and it is intended that Chapter 11 Asbestos Claims will be dealt with by the Plan. The CVAs compromise and protect the CVA companies from the CVA Asbestos Claims. The trustees of the U.K. asbestos trust will pay dividends to CVA Asbestos claimants from the U.K. asbestos trust. Upon the effective date of the Plan, the Chapter 11 Asbestos Claims will be compromised. Accordingly, the Plan for Federal-Mogul contemplates that the U.S. asbestos trustees look exclusively to the U.S. asbestos trust to pay dividends to Chapter 11 Asbestos claimants.

Restricted cash balances were moved in November 2006 to the U.K. Administrators who will act as Supervisors to pay out claims in accordance with the CVAs.

The Bankruptcy Court may confirm the plan of reorganization only upon making certain findings required by the Bankruptcy Code, and the plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. The pre-petition creditors of some Debtors may be treated differently than those of other Debtors under the proposed Plan and CVAs. Federal-Mogul expects the Plan will be confirmed and approved.

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. In November 2006, Federal-Mogul amended its DIP facility, modifying certain terms of the agreement and extending the term of the post-petition financing through July 1, 2007. The amended DIP facility consists of a $500 million revolving credit facility (“Revolving Credit Facility”) and a $275 million term loan facility (“Term Loan Facility”). The proceeds of the Term Loan Facility were used primarily to supplement the funding necessary for the discharge of U.K. Administration and for general corporate purposes.

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

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	December 31
	2006	2005
Accounts payable	$33.6	$33.4
Accounts payable to affiliated companies	148.6	148.6
Loans payable to affiliated companies	447.5	447.5
Interest payable to affiliated companies	162.8	162.8
Environmental liabilities	8.3	8.0

Total	$800.8	$800.3

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

The appropriateness of using the going concern basis for the Ignition’ financial statements is dependent upon, among other things: (i) Federal-Mogul’s ability to comply with the terms of its DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of Federal-Mogul to maintain adequate cash on hand; (iii) the ability of Federal-Mogul to generate cash from operations; (iv) confirmation of the plan of reorganization under the Bankruptcy Code; and (v) Federal-Mogul’s ability to achieve profitability following such confirmations.

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Debtors’ Condensed Consolidated Statement of Operations

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Third party sales	$387.2	$443.1	$439.1
Affiliate sales	46.2	36.5	44.5

Total net sales	433.4	479.6	483.6
Cost of products sold	341.4	361.7	353.0

Gross margin	92.0	117.9	130.6

Selling, general and administrative expenses	66.4	68.4	72.0
Adjustment of long-lived assets to fair value	—	0.5	0.4
Other (income) expense, net	(26.5)	11.7	11.0

Earnings before income taxes and equity (loss) earnings of non-Debtor subsidiaries	52.1	37.3	47.2
Income tax expense	3.3	9.0	15.9

Earnings before equity (loss) earnings of non-Debtor subsidiaries	48.8	28.3	31.3
Equity (loss) earnings of non-Debtor subsidiaries	(54.6)	28.0	24.4

Net (loss) income	$(5.8)	$56.3	$55.7

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Debtors’ Condensed Consolidated Balance Sheet

	December 31
	2006	2005
	(Millions of Dollars)
ASSETS
Current Assets:
Accounts receivable, net	$89.3	$97.0
Accounts receivable—non-Debtor affiliates	10.2	10.6
Inventories, net	80.5	81.5
Other	15.5	13.3

Total Current Assets	195.5	202.4

Property, plant and equipment, net	93.9	100.9
Goodwill and indefinite-lived intangible assets	230.2	230.2
Definite-lived intangible assets, net	29.1	31.0
Investment in non-Debtor subsidiaries	196.9	205.8
Loan receivable—non-Debtor affiliates	23.2	21.4
Other noncurrent assets	0.3	0.3

	$769.1	$792.0

LIABILITIES AND NET PARENT INVESTMENT
Current Liabilities:
Accounts payable	$18.2	$19.9
Accounts payable—non-Debtors	19.2	25.1
Other accrued liabilities	11.9	12.3

Total Current Liabilities	49.3	57.3

Liabilities subject to compromise	800.8	800.3

Other long-term liabilities	1.1	1.1
Net Parent Investment	(82.1)	(66.7)

	$769.1	$792.0

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Debtors’ Condensed Consolidated Statements of Cash Flows

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Cash (used by) provided from operating activities:
Net cash (used by) provided from operating activities	$73.7	$30.8	$29.2

Cash (used by) provided from investing activities:
Capital expenditures	(9.5)	(1.3)	(10.8)

Net cash used by investing activities	(9.5)	(1.3)	(10.8)

Cash (used by) provided from financing activities:
Transfers from parent	(64.2)	(29.5)	(18.4)

Net cash used by financing activities	(64.2)	(29.5)	(18.4)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

3. Inventories

Inventories consisted of the following:

	December 31
	2006	2005
	(Millions of Dollars)
Raw materials	$33.6	$28.9
Work-in-process	40.6	44.1
Finished goods	83.7	79.0

	157.9	152.0
Valuation reserves	(12.5)	(13.1)

	$145.4	$138.9

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Estimated Useful Life	December 31
		2006	2005
		(Millions of Dollars)
Land		$4.3	$5.3
Buildings and building improvements	24-40 years	51.2	62.6
Machinery and equipment	3-12 years	318.3	355.1

		373.8	423.0
Accumulated depreciation		(146.2)	(155.4)

		$227.6	$267.6

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Ignition leases property and equipment used in their operations. Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions:

2007	$4.2
2008	4.0
2009	1.6
2010	1.5
2011	—
Thereafter	—

Total rental expense under operating leases for the years ended December 31, 2006, 2005 and 2004 was $9.9 million, $9.2 million and $9.0 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

5. Adjustment of Assets to Fair Value

Definite-Lived Long-Lived Assets

Ignition recorded impairment charges for the years ended December 31, 2006, 2005 and 2004 of $0.1 million, $3.8 million and $3.0 million, respectively, to adjust long-lived tangible assets to their estimated fair values. The charges were recorded to write-down property, plant and equipment at facilities that Ignition is closing or consolidating into other facilities. The fair value of property, plant and equipment was based upon estimated discounted future cash flows and estimates of salvage value. The impairment charges represent the difference between the estimated fair values and the carrying value of the subject assets.

Goodwill and Other Indefinite-Lived Intangible Assets

Ignition completed its annual impairment analysis as of October 1 and, based upon this analysis, no impairment charge was required.

At December 31, 2006 and 2005, goodwill and other intangible assets consists of the following:

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets
Developed technology	$44.4	$(15.2)	$29.2	$44.4	$(13.3)	$31.1
Indefinite-Lived Intangible Assets
Goodwill			$137.6			$138.1
Trademarks			110.2			110.2

Total Indefinite-Lived Intangible Assets			$247.8			$248.3

Ignition expects that amortization expense for its amortizable intangible assets for each of the years between 2007 and 2011 will be approximately $2 million.

6. Restructuring Charges

Ignition recorded $1.6 million, $1.0 million and $5.7 million in 2006, 2005 and 2004, respectively, of restructuring charges primarily related to severance costs resulting from salaried employee reductions in North America and

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Europe. Cash payments made during 2006, 2005 and 2004 were $2.0 million, $1.9 million and $8.1 million, respectively.

7. Commitments and Contingencies

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

Environmental reserves were $9.3 million and $9.1 million at December 31, 2006 and 2005, respectively, and are included in the consolidated balance sheets as follows:

	December 31
	2006	2005
	(Millions of Dollars)
Current liabilities	$0.1	$0.2
Long-term accrued liabilities	0.9	0.9
Liabilities subject to compromise	8.3	8.0

	$9.3	$9.1

Management believes that such accruals will be adequate to cover Ignition’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Ignition, Ignition’ results of operations and financial condition could be materially affected. At December 31, 2006, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $0.2 million.

Environmental reserves subject to compromise include those related to claims that may be reduced in Federal-Mogul’s bankruptcy proceeding because the obligations underlying such claims may be determined to be “dischargeable debts” incurred prior to Federal-Mogul’s filing for bankruptcy. Such liabilities generally arise at either (1) commercial waste disposal sites to which Ignition and other companies sent wastes for disposal, or (2) sites in relation to which Ignition has a contractual obligation to indemnify the current owner of a site for the costs of cleanup of contamination that was released into the environment before Ignition sold the site.

Environmental reserves determined not to be subject to compromise include those which arise from a legal obligation of Ignition, under an administrative or judicial order, to perform cleanup at a site. Such obligations are normally associated with sites, which a bankrupt entity such as Ignition owns and/or operates.

The best estimate of environmental liability at a site may change from time to time during a bankruptcy proceeding even though the liability relating to that site is subject to compromise and Ignition’s responsibility to make payments is stayed. Notwithstanding the stay of legal proceedings regarding such a site, activities such as further site investigation and/or actual cleanup work often continue to be performed by other parties. Such activities may produce new and better information that requires Ignition to revise its best estimate of total site cleanup costs and its own share of such costs.

8. Long-Term Debt and Other Financing Arrangements

Ignition’s cash and indebtedness is managed by Federal-Mogul. The majority of the cash provided by or used by a particular division, including Ignition, is provided through a consolidated cash and debt management system. As a result, the amount of cash or debt historically related to Ignition is not determinable.

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Ignition has an intercompany loan of $447.5 million from Federal-Mogul, and accrued interest on the loan of $162.8 million, both of which are included in liabilities subject to compromise at December 31, 2006 and 2005. Prior to October 1, 2001, Federal-Mogul charged interest on the intercompany loans based on the stated rate of 6.8%. In accordance with SOP 90-7, Ignition stopped recording interest expense on its outstanding notes effective October 1, 2001. As a result, Ignition was relieved of $32.4 million for each of the three years ended December 31, 2006, 2005, and 2004. Since the petition date, Ignition has been relieved a total of $170.1 million of interest payable under this note.

Federal-Mogul has pledged 100% of Ignition’s capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Ignition has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul's Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowings under such agreements aggregated $4,053.5 million and $4,049.8 million as of December 31, 2006 and 2005, respectively.

9. Net Parent Investment

Changes in net parent investment were as follows (in millions of dollars):

Balance at January 1, 2004	$(78.5)
Comprehensive income	43.1
Transfers to parent, net	(30.1)

Balance at December 31, 2004	(65.5)
Comprehensive income	49.3
Transfers to parent, net	(50.5)

Balance at December 31, 2005	(66.7)
Comprehensive loss	(33.3)
Write down of affiliate loans	52.8
Transfers to parent, net	(34.9)

Balance at December 31, 2006	$(82.1)

Ignition includes accumulated other comprehensive loss in Net Parent Investment. At December 31, 2006 accumulated other comprehensive loss included $84.2 million of foreign currency translation adjustments. At December 31, 2005 accumulated other comprehensive loss included $60.8 million of foreign currency translation adjustments and $(4.1) million of minimum pension funding.

10. Income Taxes

The components of income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Domestic	$(30.4)	$40.9	$29.4
Foreign	47.5	43.3	62.5

Total	$17.1	$84.2	$91.9

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Ignition files a consolidated return with its parent for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Components of income tax expense (benefit)
Current	$26.9	$36.3	$34.9
Deferred	(4.0)	(8.4)	1.3

Income tax expense	$22.9	$27.9	$36.2

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended December 31
	2006	2005	2004
U.S. Federal statutory rate	35%	35%	35%
State and local taxes	(4)	—	—
Foreign operations	20	5	(2)
Nondeductible expenses and non-taxable income	(6)	(4)	8
Valuation allowance	89	(3)	(2)

Effective tax rate	134%	33%	39%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Ignition net deferred tax asset are non-deductible accruals and amortization and depreciation timing differences.

	December 31
	2006	2005
	(Millions of Dollars)
Net current deferred tax assets	$8.4	$7.3
Net long-term deferred tax assets	108.3	89.5

Net deferred tax assets	116.7	96.8
Valuation allowance	(114.3)	(98.5)

Net deferred tax assets / (liabilities)	$2.4	$(1.7)

As Ignition files a consolidated tax return with Federal-Mogul, the net deferred tax assets at December 31, 2006 and the net deferred tax liabilities at December 31, 2005 are components of the net parent investment.

11. Pension Plans

Ignition is included in the Federal-Mogul Pension Plan. As such, the related pension liability is recorded in Net Parent Investment at December 31, 2006 and 2005.

The pension charge allocated to Ignition was $2.6 million, $2.1 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Ignition also maintains certain defined contribution pension plans for eligible employees. The total expense attributable to defined contribution pension plans was $1.5 million, $2.0 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

FEDERAL-MOGUL IGNITION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

12. Postretirement Benefits Other Than Pensions

Benefits provided to employees of Ignition under various Federal-Mogul postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescription drugs and life insurance, with medical care accounting for approximately 47% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $14.9 million, $12.8 million and $13.5 million, for 2006, 2005 and 2004, respectively.

13. Concentrations of Credit Risk and Other

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

Ignition operates in a single business segment. Ignition manufactures and distributes spark plugs, wiper blades, lamps, and other products for use by the automotive aftermarket and in automobile assemblies. No single customer accounted for 10% or more of revenues in 2006, 2005 or 2004. The following table shows geographic information:

	Third Party Sales			Net Property, Plant and Equipment
	Year Ended December 31			December 31
	2006	2005	2004	2006	2005
	(Millions of Dollars)
United States	$377.4	$432.4	$428.0	$93.9	$100.9
Mexico	235.0	231.5	201.2	112.6	121.6
Europe	103.8	93.2	107.5	18.1	43.0
Other	33.3	29.2	25.0	3.0	2.1

	$749.5	$786.3	$761.7	$227.6	$267.6

14. Investment in Affiliates

During December 2006, Ignition contributed its interest in various wholly and partially-owned entities, and an intercompany loan receivable to a newly formed entity, Cooperatief F-M Dutch Investments U.A. (“Dutch Co-op”). In exchange for this contribution, Ignition received an ownership interest in the Dutch Co-op intended to be equal in value to the net asset contribution on an estimated market value basis. Based on the estimated market value of the assets contributed, Ignition received a 3.5% membership interest in the Dutch Co-op. The remaining membership interest is held by Federal-Mogul.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Powertrain, Inc. and subsidiaries, a wholly-owned subsidiary of Federal-Mogul Corporation, as of December 31, 2006 and 2005 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Powertrain, Inc. and subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S generally accepted accounting principles.

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

/S/ ERNST & YOUNG LLP

Detroit, Michigan

February 22, 2007

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Third party sales	$479.1	$495.0	$545.7
Affiliate sales	41.6	36.3	38.7

Total net sales	520.7	531.3	584.4
Cost of products sold	423.2	427.9	486.0

Gross margin	97.5	103.4	98.4

Selling, general and administrative expenses	61.0	58.3	64.8
Restructuring charges	0.2	2.1	1.0
Gain on settlement of outstanding claim	—	—	(18.5)
Adjustment of long-lived assets to fair value	0.2	—	9.0
Other (income) expense, net	(4.4)	(3.0)	2.9

Earnings from continuing operations before income taxes	40.5	46.0	39.2
Income tax expense	13.3	0.5	0.2

Earnings from continuing operations	27.2	45.5	39.0
Earnings from discontinued operations, net of income taxes	—	—	0.8

Net income	$27.2	$45.5	$39.8

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
	(Millions of Dollars)
ASSETS
Current Assets:
Accounts receivable, net	$54.3	$59.9
Inventories, net	30.7	26.5
Other	8.0	8.0

Total Current Assets	93.0	94.4

Property, plant and equipment, net	187.6	201.0
Goodwill	103.1	103.1
Other noncurrent assets	22.5	18.6

	$406.2	$417.1

LIABILITIES AND NET PARENT INVESTMENT
Current Liabilities:
Accounts payable	$26.5	$23.7
Accrued compensation	11.4	13.4
Restructuring reserves	—	0.5
Other accrued liabilities	9.7	6.4

Total Current Liabilities	47.6	44.0

Liabilities subject to compromise	650.4	648.9

Other long-term liabilities	1.5	1.5
Minority interest in consolidated subsidiaries	0.3	0.3
Net Parent Investment	(293.6)	(277.6)

	$406.2	$417.1

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Cash Provided From Operating Activities
Net income	$27.2	$45.5	$39.8
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	29.8	30.1	32.6
Settlement of outstanding claim	—	—	(18.5)
Restructuring charges	0.2	2.1	1.0
Payments against restructuring reserves	(0.7)	(3.2)	(4.0)
Adjustment of long-lived assets to fair value	0.2	—	9.0
Changes in operating assets and liabilities:
Accounts receivable	5.6	(2.9)	2.1
Inventories	(4.2)	1.6	0.5
Accounts payable	2.8	2.8	1.8
Other assets and liabilities, net	(2.4)	0.2	(1.3)

Net Cash Provided From Operating Activities	58.5	76.2	63.0

Cash Used By Investing Activities
Capital expenditures	(17.3)	(16.7)	(22.3)
Proceeds from sale of property, plant and equipment	2.0	2.0	—
Proceeds from sale of businesses	—	—	8.2

Net Cash Used By Investing Activities	(15.3)	(14.7)	(14.1)

Cash Used By Financing Activities
Transfers to parent	(43.2)	(61.5)	(48.9)

Net Cash Used By Financing Activities	(43.2)	(61.5)	(48.9)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Powertrain operates with financial and operational staff on a decentralized basis. Federal-Mogul provides certain consolidated services for employee benefits administration, cash management, risk management, legal services, public relations, domestic tax reporting and internal and external audit. Federal-Mogul charges Powertrain for all such direct expenses incurred on its behalf. General expenses, excluding Chapter 11 and U.K. Administration related reorganization expenses, that are not directly attributable to the operations of Powertrain have been allocated based on management's estimates, primarily driven by sales. Management believes that this allocation method is reasonable.

The accompanying consolidated financial statements are presented as if Powertrain had existed as an entity separate from its parent during the periods presented and include the assets, liabilities, revenues and expenses that are directly related to Powertrain’s operations.

Powertrain’s separate debt and related interest expense have been included in the consolidated financial statements. Powertrain is fully integrated into its parent's cash management system and, as such, all cash requirements are provided by its parent and any excess cash generated by Powertrain is transferred to its parent.

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

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and Powertrain’s historical experience of write-offs. If not reserved through specific examination procedures, Powertrain’s general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $2.1 million and $2.6 million at December 31, 2006 and 2005, respectively.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out (“FIFO”) method. Inventories have been reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to estimated future sales and usage.

Investments in non-consolidated entities: Equity investments that comprise more than 20% but less than 50% of the outstanding equity of the investee are accounted for by the equity investment method and are not consolidated. Such investments aggregated $19.5 million and $15.8 million at December 31, 2006 and 2005, respectively, and are included in the consolidated balance sheets as “other non-current assets.” Net income from non-consolidated equity

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

investments was $4.5 million, $5.2 million and $6.2 million for 2006, 2005 and 2004, respectively, and is included in the statements of operations as “other expense (income), net.”

Long-Lived Assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, Powertrain performs the required analysis and records an impairment charge, if required, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value.

Goodwill: Goodwill is carried at historical value and not amortized. Goodwill is reviewed for impairment annually as of October 1 or more frequently if impairment indicators exist. The impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

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

Engineering and Tooling Costs: Pre-production tooling and engineering that Powertrain will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Powertrain the noncancelable right to use the tools or the reimbursement of such costs is agreed to by the customer. Pre-production tools that are owned by Powertrain are capitalized as part of machinery and equipment, and are depreciated over the shorter of the toolings’ expected life or the duration of the related program.

Research and Development Costs: Powertrain expenses research and development costs as incurred. Research and development expense, including product engineering and validation costs, was $1.8 million, $2.5 million and $3.2 million for 2006, 2005 and 2004, respectively.

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

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

2. Voluntary Reorganization under Chapter 11 and U.K. Administration

Federal-Mogul Corporation, (“Federal-Mogul”) and all of its wholly-owned United States (“U.S.”) subsidiaries filed voluntary petitions, on October 1, 2001 (the “Petition Date”), for reorganization (the “U.S. Restructuring” or the “Restructuring Proceedings”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom (“U.K.”) subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The High Court, in November 2006, approved the discharge of the Administration Proceedings for those U.K. subsidiaries that entered into Company Voluntary Arrangements.

Federal-Mogul and its U.S. and U.K. subsidiaries included in the U.S. Restructuring are herein referred to as the “Debtors.” The Chapter 11 Cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(JKF)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries were or are not party to any insolvency proceeding and, therefore, are not currently provided protection from creditors by any insolvency court and are operating in the normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on Federal-Mogul’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors have been developing and are implementing a plan to address the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors are being paid for goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through plans of reorganization under the Bankruptcy Code.

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

Solicitation packages containing the Third Amended Plan of Reorganization and Disclosure Statement, various supporting documents and a ballot, if appropriate, were mailed on July 12, 2004 to known creditors of Federal-Mogul and to holders of common and preferred stock interests in Federal-Mogul. The overwhelming majority of the classes of claims and interests voted to accept the Plan. For the few classes of claims that voted to reject the Plan, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”) intended to either amend the Plan so as to obtain such classes’ accepting votes or seek to confirm the Plan over the objection of such classes.

The Fourth Amended Joint Plan of Reorganization (the “Plan”) for Federal-Mogul and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court on November 21, 2006. The Plan was jointly proposed by Federal-Mogul and the Plan Proponents. On February 2, 2007, the supplemental Disclosure Statement was approved by the Bankruptcy Court to be used in soliciting votes to accept or reject the Plan from those classes of creditors whose treatment under the Plan has changed since the last solicitation under the Third Amended Plan of Reorganization. In

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

addition, a May 8, 2007 confirmation hearing was scheduled at which the Bankruptcy Court is expected to review and confirm the Plan.

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. The Plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, 50.1% of newly issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trust, and 49.9% of the newly issued common stock will be distributed pro rata to the noteholders. The holders of currently outstanding common and preferred stock of the Company, at the time those shares are cancelled, will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price. These warrants will only be of value if the market price of the shares of reorganized Federal-Mogul exceeds the predetermined exercise price during the 7-year term during which the warrants will be saleable or exercisable.

The Plan also provides: i) the U.S. asbestos trust will make a payment to the reorganized Company (or pay a portion of the stock in the reorganized Company to be issued to the asbestos trust in lieu thereof) for the agreed amounts that will be used by the U.K. Administrators to provide distributions on account of U.K. asbestos personal injury claims under the terms of the U.K. Settlement Agreement; ii) the U.S. asbestos trust will provide an option to Mr. Carl Icahn for the purchase of the remaining shares of the reorganized Company held by such trust; and (iii) if Mr. Carl Icahn does not exercise such option, he or one of his entities will provide certain financing to the U.S. asbestos trust.

Unsecured creditors, including trade creditors, of the U.S. Debtors are projected to have the option to either receive shares of the reorganized Federal-Mogul or receive cash distributions under the Plan equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate payout of all allowed unsecured claims against the U.S. Debtors does not exceed $258 million. Any excess above this amount could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive.

The Administrators of the U.K. Debtors and the Plan Proponents, on September 26, 2005, entered into an agreement outlining the terms and conditions of distributions to the creditors of the U.K. Debtors (“U.K. Settlement Agreement”). Prior to this agreement, Federal-Mogul had agreed to sell certain long-term intercompany notes held by T&N Limited (“Loan Notes”) to Deutsche Bank as a means to fund expected distributions to creditors. In December 2005, in accordance with terms of the U.K. Settlement Agreement, Federal-Mogul elected to retain the Loan Notes. Concurrently, the Loan Notes were transferred from the U.K. Debtors to a combination of a newly created non-debtor wholly-owned subsidiary of Federal-Mogul and the U.S. parent, as provided in the Loan Note Sale Agreement. As the cash transferred was less than the face value of the Loan Notes, the transaction created a pre-tax loss for the U.K. Debtors and a corresponding pre-tax gain for the entities receiving these Loan Notes. In addition, the transaction created taxable income in the U.K. A copy of the Loan Notes Sale Agreement was filed with the SEC on Form 8-K on December 15, 2005.

Under the terms of the U.K. Settlement Agreement, certain amounts of cash within the U.K. Debtor entities, including cash contributed related to the transfer of the Loan Notes above, were restricted to settle specifically identified claims and liabilities of the U.K. Debtors. Restricted cash at December 31, 2005 was $700.9 million. In addition, remaining cash of the U.K. Debtor entities was limited for the general operating use of those entities, amounting to $42 million at December 31, 2005. A copy of the U.K. Settlement Agreement was filed with the SEC on Form 8-K on September 30, 2005.

The company voluntary arrangements (“CVAs”) became effective on October 11, 2006, resolving claims (other than those that are to be dealt with by the Plan) against the principal U.K. Debtors. The discharge of administration orders for the principal U.K. Debtors became effective on November 30, 2006. The CVAs divide asbestos claims against the principal U.K. Debtors into two categories: CVA Asbestos Claims and Chapter 11 Asbestos Claims. CVA Asbestos Claims are dealt with by the CVAs and it is intended that Chapter 11 Asbestos Claims will be dealt with by the Plan. The CVAs compromise and protect the CVA companies from the CVA Asbestos Claims. The trustees of the U.K. asbestos trust will pay dividends to CVA Asbestos claimants from the U.K. asbestos trust. Upon

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

the effective date of the Plan, the Chapter 11 Asbestos Claims will be compromised. Accordingly, the Plan for Federal-Mogul contemplates that the U.S. asbestos trustees look exclusively to the U.S. asbestos trust to pay dividends to Chapter 11 Asbestos claimants.

Restricted cash balances were moved in November 2006 to the U.K. Administrators who will act as Supervisors to pay out claims in accordance with the CVAs.

The Bankruptcy Court may confirm the plan of reorganization only upon making certain findings required by the Bankruptcy Code, and the plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. The pre-petition creditors of some Debtors may be treated differently than those of other Debtors under the proposed Plan and CVAs. Federal-Mogul expects the Plan will be confirmed and approved.

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. In November 2006, Federal-Mogul amended its DIP facility, modifying certain terms of the agreement and extending the term of the post-petition financing through July 1, 2007. The amended DIP facility consists of a $500 million revolving credit facility (“Revolving Credit Facility”) and a $275 million term loan facility (“Term Loan Facility”). The proceeds of the Term Loan Facility were used primarily to supplement the funding necessary for the discharge of U.K. Administration and for general corporate purposes.

Financial Statement Classification

As reflected in the consolidated financial statements, “Liabilities subject to compromise” refers to Debtors’ liabilities incurred prior to the commencement of the Restructuring Proceedings. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Powertrain’s estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments, which may result from (i) negotiations; (ii) actions of the Bankruptcy Court, High Court or Administrators; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the Restructuring Proceedings.

	December 31
	2006	2005
Accounts payable to affiliated companies	$618.1	$618.1
Accounts payable	26.8	26.8
Environmental liabilities	5.0	3.5
Other accrued liabilities	0.3	0.3
Debt	0.2	0.2

	$650.4	$648.9

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

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

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

The appropriateness of using the going concern basis for the Powertrain’ financial statements is dependent upon, among other things: (i) Federal-Mogul’s ability to comply with the terms of its DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of Federal-Mogul to maintain adequate cash on hand; (iii) the ability of Federal-Mogul to generate cash from operations; (iv) confirmation of the plan of reorganization under the Bankruptcy Code; and (v) Federal-Mogul’s ability to achieve profitability following such confirmations.

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

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Further information related to Powertrain’s discontinued operations is as follows:

Year Ended December 31, 2004
(Millions of Dollars)
Net sales	$10.0
Cost of products sold	12.0

Gross margin	(2.0)

Restructuring charges	—
Adjustment of long-lived assets to fair value	—
Net income on divestitures	(2.8)
Other (income) expense, net	—

Income before income taxes	0.8
Income tax expense	—

Income from discontinued operations	$0.8

4. Inventories

Inventories consisted of the following:

	December 31
	2006	2005
	(Millions of Dollars)
Raw materials	$9.1	$7.4
Work-in-process	9.5	9.3
Finished goods	13.6	10.9

	32.2	27.6
Valuation reserves	(1.5)	(1.1)

	$30.7	$26.5

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Estimated Useful Life	December 31
		2006	2005
		(Millions of Dollars)
Land		$3.1	$3.1
Buildings and building improvements	24-40 years	59.9	59.1
Machinery and equipment	3-12 years	337.3	323.4

		400.3	385.6
Accumulated depreciation		(212.7)	(184.6)

		$187.6	$201.0

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Powertrain leases property and equipment in their operations. Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions:

2007	$1.4
2008	1.2
2009	1.1
2010	1.1
2011	0.1
Thereafter	$0.1

Total rental expense under operating leases for the years ended December 31, 2006, 2005 and 2004 was $1.8 million, $1.8 million and $2.2 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

6. Adjustment of Assets to Fair Value

Definite-Lived Long-Lived Assets

Powertrain recorded impairment charges for the years ended December 31, 2006 and 2004 of $0.2 million and $9.0 million, respectively, to adjust long-lived tangible assets to their estimated fair values. The charges were recorded to write-down property, plant and equipment at facilities that Powertrain is closing or consolidating into other facilities. The fair value of property, plant and equipment was based upon estimated discounted future cash flows and estimates of salvage value. The impairment charges represent the difference between the estimated fair values and the carrying value of the subject assets. No impairment charge was required for the year ended December 31, 2005.

Goodwill

Powertrain completed its annual impairment analyses as of October 1 and, based upon these analyses, no impairment charge was required.

7. Restructuring Charges

Powertrain recognized $0.2 million, $2.1 million and $1.0 million of restructuring charges in 2006, 2005, and 2004, respectively, primarily related to severance costs associated with the continuing consolidation of operations to maximize production efficiencies and achieve economies of scale. Cash payments made during 2006, 2005 and 2004 were $0.7 million, $3.2 million and $4.0 million, respectively.

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

Environmental reserves were $7.0 million and $5.9 million at December 31, 2006 and 2005, respectively, and are included in the consolidated balance sheets as follows:

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	December 31
	2006	2005
	(Millions of Dollars)
Other accrued liabilities	$0.5	$0.9
Other long-term liabilities	1.5	1.5
Liabilities subject to compromise	5.0	3.5

	$7.0	$5.9

Management believes that such accruals will be adequate to cover Powertrain’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Powertrain, Powertrain’s results of operations and financial condition could be materially affected. At December 31, 2006, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $2.2 million.

Environmental reserves subject to compromise include those related to claims that may be reduced in Federal-Mogul’s bankruptcy proceeding because the obligations underlying such claims may be determined to be “dischargeable debts” incurred prior to Federal-Mogul’s filing for bankruptcy. Such liabilities generally arise at either (1) commercial waste disposal sites to which Powertrain and other companies sent wastes for disposal, or (2) sites in relation to which Powertrain has a contractual obligation to indemnify the current owner of a site for the costs of cleanup of contamination that was released into the environment before Powertrain sold the site.

Environmental reserves determined not to be subject to compromise include those which arise from a legal obligation of Powertrain, under an administrative or judicial order, to perform cleanup at a site. Such obligations are normally associated with sites, which a bankrupt entity such as Powertrain owns and/or operates.

The best estimate of environmental liability at a site may change from time to time during a bankruptcy proceeding even though the liability relating to that site is subject to compromise and Powertrain’s responsibility to make payments is stayed. Notwithstanding the stay of legal proceedings regarding such a site, activities such as further site investigation and/or actual cleanup work often continue to be performed by other parties. Such activities may produce new and better information that requires Powertrain to revise its best estimate of total site cleanup costs and its own share of such costs.

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

Federal-Mogul allocated to Powertrain $666.1 million of the debt incurred to purchase T&N, plc. and calculated interest at a rate of 6% through the Petition date. In accordance with SOP 90-7, Powertrain stopped recording interest expense on its outstanding notes effective October 1, 2001. Powertrain’s contractual interest not accrued or

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

paid for each of the years 2006, 2005 and 2004 for this note was $40.0 million. Since the petition date, Powertrain has been relieved of a total of $210 million interest payable under this note.

Federal-Mogul has pledged 100% of Powertrain’s capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Powertrain has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul’s Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowing outstanding on such agreements aggregated $4,053.5 million and $4,049.8 million as of December 31, 2006 and 2005, respectively.

11. Net Parent Investment

Changes in net parent investment were as follows (in millions of dollars):

Balance at January 1, 2004	$(252.5)
Net income	39.8
Transfers to parent, net	(48.9)

Balance at December 31, 2004	(261.6)
Net income	45.5
Transfers to parent, net	(61.5)

Balance at December 31, 2005	(277.6)
Net income	27.2
Transfers to parent, net	(43.2)

Balance at December 31, 2006	$(293.6)

12. Income Taxes

Powertrain files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Components of income tax expense
Current	$13.3	$0.5	$0.2
Deferred	—	—	—

Income tax expense	$13.3	$0.5	$0.2

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended December 31
	2006	2005	2004
U.S. Federal statutory rate	35%	35%	35%
State and local taxes	2	2	1
Other non-taxable income	(3)	(2)	(16)
Valuation allowance	(1)	(33)	(19)

Effective tax rate	33%	2%	1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of Powertrain's net deferred tax asset are non-deductible accruals, intangible assets and depreciation timing differences.

	December 31
	2006	2005
	(Millions of Dollars)
Net current deferred tax liabilities	$3.6	$4.2
Net long-term deferred tax assets	370.3	363.1

Gross deferred tax assets	373.9	367.3
Valuation allowance	(373.9)	(367.3)

Net deferred tax assets	$—	$—

13. Pension Plans

Powertrain is included in the Federal-Mogul Pension Plan. As such the related pension liability is included in Net Parent Investment at December 31, 2006 and 2005. The pension charge allocated to Powertrain, was $4.4 million, $4.6 million and $5.1 million for 2006, 2005 and 2004, respectively.

Powertrain also maintains certain defined contribution pension plans for eligible employees. The total expense attributable to defined contribution pension plans was $1.8 million, $1.7 million and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

14. Postretirement Benefits Other Than Pensions

Benefits provided to employees of Powertrain under various Federal-Mogul postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 59% of the total. The majority of participants under such plans are retirees. The expense related to such plans approximated $3.4 million, $3.1 million and $3.1 million for 2006, 2005 and 2004, respectively.

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

Powertrain operates in a single business segment. Powertrain manufactures and distributes pistons, piston pins, rings, cylinder liners, engine bearings, valve train and transmission products and sealing systems. The five largest

FEDERAL-MOGUL POWERTRAIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

customers accounted for a combined 42%, 49% and 45% of total revenues in 2006, 2005 and 2004, respectively. All revenues and assets of Powertrain reside in the United States.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Federal-Mogul Corporation

We have audited the accompanying balance sheets of Federal-Mogul Piston Rings, Inc., a wholly-owned subsidiary of Federal-Mogul Corporation, as of December 31, 2006 and 2005, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal-Mogul Piston Rings, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

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

/S/    ERNST & YOUNG LLP

Detroit, Michigan

February 22, 2007

FEDERAL-MOGUL PISTON RINGS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Third party sales	$131.2	$115.1	$105.3
Affiliate sales	11.3	13.1	13.3

Total net sales	142.5	128.2	118.6
Cost of products sold	130.5	118.2	105.7

Gross margin	12.0	10.0	12.9
Selling, general and administrative expenses	13.4	10.2	10.1
Gain on settlement of outstanding claim	—	—	(18.5)
Other expense, net	1.6	1.5	2.0

Earnings (loss) before income taxes	(3.0)	(1.7)	19.3
Income tax expense	0.1	—	0.2

Net income (loss)	$(3.1)	$(1.7)	$19.1

See accompanying notes to financial statements.

FEDERAL-MOGUL PISTON RINGS, INC.

BALANCE SHEETS

	December 31
	2006	2005
	(Millions of Dollars)
ASSETS
Current Assets:
Accounts receivable, net	$12.7	$10.7
Inventories, net	12.5	9.8
Other	1.1	0.8

Total Current Assets	26.3	21.3
Property, plant and equipment, net	53.9	57.2
Other noncurrent assets	2.5	2.5

	$82.7	$81.0

LIABILITIES AND NET PARENT INVESTMENT
Current Liabilities:
Accounts payable	$6.9	$5.4
Other accrued liabilities	6.7	6.4

Total Current Liabilities	13.6	11.8
Liabilities subject to compromise	154.6	154.1
Other long-term liabilities	1.3	1.3
Net Parent Investment	(86.8)	(86.2)

	$82.7	$81.0

See accompanying notes to financial statements.

FEDERAL-MOGUL PISTON RINGS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	(Millions of Dollars)
Cash Provided From Operating Activities
Net income (loss)	$(3.1)	$(1.7)	$19.1
Adjustments to reconcile net income (loss) to net cash provided from operating activities
Depreciation and amortization	9.8	9.1	8.7
Settlement of outstanding claim	—	—	(18.5)
Changes in operating assets and liabilities:
Accounts receivable	(2.0)	(0.5)	1.9
Inventories	(2.7)	(2.6)	(1.1)
Accounts payable	1.5	2.1	0.4
Other assets and liabilities	0.8	(1.0)	(3.4)

Net Cash Provided From Operating Activities	4.3	5.4	7.1
Cash Used By Investing Activities
Capital expenditures	(6.8)	(7.6)	(4.5)

Net Cash Used By Investing Activities	(6.8)	(7.6)	(4.5)
Cash Provided From (Used By) Financing Activities
Transfers (to) from parent	2.5	2.2	(2.6)

Net Cash Provided From (Used By) Financing Activities	2.5	2.2	(2.6)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

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

Piston Rings operates with financial and operational staff on a decentralized basis. Federal-Mogul provides certain consolidated services for employee benefits administration, cash management, risk management, legal services, public relations, tax reporting and internal and external audit. Federal-Mogul charges Piston Rings for all such direct expenses incurred on its behalf. General expenses, excluding Chapter 11 and U.K. Administration related reorganization expenses, that are not directly attributable to the operations of Piston Rings have been allocated based on management’s estimates, primarily driven by sales. Management believes that this allocation method is reasonable.

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

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and Piston Rings’ historical experience of write-offs. If not reserved through specific examination procedures, Piston Rings’ general policy for uncollectible accounts is to reserve based upon the aging categories of accounts receivable and upon whether the amounts are due from an OE customer or Aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. The allowance for doubtful accounts was $0.2 million and $0.1 million at December 31, 2006 and 2005, respectively.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories have been reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to estimated future sales and usage.

Long-Lived Assets: Long-lived assets, such as property, plant and equipment and definite-lived intangible assets, are stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, Piston Rings performs the required analysis and records an impairment charge, as required, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

Engineering and Tooling Costs: Pre-production tooling and engineering costs that Piston Rings will not own and that will be used in producing Piston Rings under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Piston Rings the non-cancelable right to use the tools or the reimbursement of such costs is agreed to by the customer. Pre-production tooling costs that are owned by Piston Rings are capitalized as part of machinery and equipment, and are depreciated over the shorter of the toolings’ expected life or the duration of the related program.

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

2. Voluntary Reorganization under Chapter 11 and U.K. Administration

Federal-Mogul Corporation, (“Federal-Mogul”) and all of its wholly-owned United States (“U.S.”) subsidiaries filed voluntary petitions, on October 1, 2001 (the “Petition Date”), for reorganization (the “U.S. Restructuring” or the “Restructuring Proceedings”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom (“U.K.”) subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The High Court, in November 2006, approved the discharge of the Administration Proceedings for those U.K. subsidiaries that entered into Company Voluntary Arrangements.

Federal-Mogul and its U.S. and U.K. subsidiaries included in the U.S. Restructuring are herein referred to as the “Debtors.” The Chapter 11 Cases of the Debtors (collectively, the “Chapter 11 Cases”) have been consolidated for purposes of joint administration as In re: Federal-Mogul Global Inc., T&N Limited, et al (Case No. 01-10578(JKF)). Subsidiaries outside of the aforementioned U.S. and U.K. subsidiaries were or are not party to any insolvency proceeding and, therefore, are not currently provided protection from creditors by any insolvency court and are operating in the normal course.

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on Federal-Mogul’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors have been developing and are implementing a plan to address the asbestos-related claims against them.

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors are being paid for goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Debtors’ intention

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

to address pending and future asbestos-related claims and other pre-petition claims through plans of reorganization under the Bankruptcy Code.

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

Solicitation packages containing the Third Amended Plan of Reorganization and Disclosure Statement, various supporting documents and a ballot, if appropriate, were mailed on July 12, 2004 to known creditors of Federal-Mogul and to holders of common and preferred stock interests in Federal-Mogul. The overwhelming majority of the classes of claims and interests voted to accept the Plan. For the few classes of claims that voted to reject the Plan, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Prepetition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”) intended to either amend the Plan so as to obtain such classes’ accepting votes or seek to confirm the Plan over the objection of such classes.

The Fourth Amended Joint Plan of Reorganization (the “Plan”) for Federal-Mogul and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court on November 21, 2006. The Plan was jointly proposed by Federal-Mogul and the Plan Proponents. On February 2, 2007, the supplemental Disclosure Statement was approved by the Bankruptcy Court to be used in soliciting votes to accept or reject the Plan from those classes of creditors whose treatment under the Plan has changed since the last solicitation under the Third Amended Plan of Reorganization. In addition, a May 8, 2007 confirmation hearing was scheduled at which the Bankruptcy Court is expected to review and confirm the Plan.

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting Federal-Mogul and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. The Plan provides that all currently outstanding stock of Federal-Mogul will be cancelled, 50.1% of newly issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trust, and 49.9% of the newly issued common stock will be distributed pro rata to the noteholders. The holders of currently outstanding common and preferred stock of the Company, at the time those shares are cancelled, will receive warrants that may be used to purchase shares of reorganized Federal-Mogul at a predetermined exercise price. These warrants will only be of value if the market price of the shares of reorganized Federal-Mogul exceeds the predetermined exercise price during the 7-year term during which the warrants will be saleable or exercisable.

The Plan also provides: i) the U.S. asbestos trust will make a payment to the reorganized Company (or pay a portion of the stock in the reorganized Company to be issued to the asbestos trust in lieu thereof) for the agreed amounts that will be used by the U.K. Administrators to provide distributions on account of U.K. asbestos personal injury claims under the terms of the U.K. Settlement Agreement; ii) the U.S. asbestos trust will provide an option to Mr. Carl Icahn for the purchase of the remaining shares of the reorganized Company held by such trust; and (iii) if Mr. Carl Icahn does not exercise such option, he or one of his entities will provide certain financing to the U.S. asbestos trust.

Unsecured creditors, including trade creditors, of the U.S. Debtors are projected to have the option to either receive shares of the reorganized Federal-Mogul or receive cash distributions under the Plan equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate payout of all allowed unsecured claims against the U.S. Debtors does not exceed $258 million. Any excess above this amount could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive.

The Administrators of the U.K. Debtors and the Plan Proponents, on September 26, 2005, entered into an agreement outlining the terms and conditions of distributions to the creditors of the U.K. Debtors (“U.K. Settlement Agreement”). Prior to this agreement, Federal-Mogul had agreed to sell certain long-term intercompany notes held by T&N Limited (“Loan Notes”) to Deutsche Bank as a means to fund expected distributions to creditors. In

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

December 2005, in accordance with terms of the U.K. Settlement Agreement, Federal-Mogul elected to retain the Loan Notes. Concurrently, the Loan Notes were transferred from the U.K. Debtors to a combination of a newly created non-debtor wholly-owned subsidiary of Federal-Mogul and the U.S. parent, as provided in the Loan Note Sale Agreement. As the cash transferred was less than the face value of the Loan Notes, the transaction created a pre-tax loss for the U.K. Debtors and a corresponding pre-tax gain for the entities receiving these Loan Notes. In addition, the transaction created taxable income in the U.K. A copy of the Loan Notes Sale Agreement was filed with the SEC on Form 8-K on December 15, 2005.

Under the terms of the U.K. Settlement Agreement, certain amounts of cash within the U.K. Debtor entities, including cash contributed related to the transfer of the Loan Notes above, were restricted to settle specifically identified claims and liabilities of the U.K. Debtors. Restricted cash at December 31, 2005 was $700.9 million. In addition, remaining cash of the U.K. Debtor entities was limited for the general operating use of those entities, amounting to $42 million at December 31, 2005. A copy of the U.K. Settlement Agreement was filed with the SEC on Form 8-K on September 30, 2005.

The company voluntary arrangements (“CVAs”) became effective on October 11, 2006, resolving claims (other than those that are to be dealt with by the Plan) against the principal U.K. Debtors. The discharge of administration orders for the principal U.K. Debtors became effective on November 30, 2006. The CVAs divide asbestos claims against the principal U.K. Debtors into two categories: CVA Asbestos Claims and Chapter 11 Asbestos Claims. CVA Asbestos Claims are dealt with by the CVAs and it is intended that Chapter 11 Asbestos Claims will be dealt with by the Plan. The CVAs compromise and protect the CVA companies from the CVA Asbestos Claims. The trustees of the U.K. asbestos trust will pay dividends to CVA Asbestos claimants from the U.K. asbestos trust. Upon the effective date of the Plan, the Chapter 11 Asbestos Claims will be compromised. Accordingly, the Plan for Federal-Mogul contemplates that the U.S. asbestos trustees look exclusively to the U.S. asbestos trust to pay dividends to Chapter 11 Asbestos claimants.

Restricted cash balances were moved in November 2006 to the U.K. Administrators who will act as Supervisors to pay out claims in accordance with the CVAs.

The Bankruptcy Court may confirm the plan of reorganization only upon making certain findings required by the Bankruptcy Code, and the plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. The pre-petition creditors of some Debtors may be treated differently than those of other Debtors under the proposed Plan and CVAs. Federal-Mogul expects the Plan will be confirmed and approved.

Chapter 11 Financing

In connection with the Restructuring Proceedings, Federal-Mogul entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. In November 2006, Federal-Mogul amended its DIP facility, modifying certain terms of the agreement and extending the term of the post-petition financing through July 1, 2007. The amended DIP facility consists of a $500 million revolving credit facility (“Revolving Credit Facility”) and a $275 million term loan facility (“Term Loan Facility”). The proceeds of the Term Loan Facility were used primarily to supplement the funding necessary for the discharge of U.K. Administration and for general corporate purposes.

Financial Statement Classification

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

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

(iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the Restructuring Proceedings.

	December 31
	2006	2005
	(Millions of Dollars)
Accounts payable and accrued liabilities	$5.8	$5.9
Accounts payable to affiliated companies	146.6	146.6
Environmental liabilities	2.2	1.6

Total	$154.6	$154.1

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

The appropriateness of using the going concern basis for the Pistons Rings’ financial statements is dependent upon, among other things: (i) Federal-Mogul’s ability to comply with the terms of its DIP credit facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of Federal-Mogul to maintain adequate cash on hand; (iii) the ability of Federal-Mogul to generate cash from operations; (iv) confirmation of the plan of reorganization under the Bankruptcy Code; and (v) Federal-Mogul’s ability to achieve profitability following such confirmations.

3. Inventories

Inventories consisted of the following:

	December 31
	2006	2005
	(Millions of Dollars)
Raw materials	$2.2	$1.3
Work-in-process	5.0	4.4
Finished goods	5.8	4.2

	13.0	9.9
Valuation reserves	(0.5)	(0.1)

	$12.5	$9.8

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Estimated Useful Life	December 31
		2006	2005
		(Millions of Dollars)
Land		$0.5	$0.4
Buildings and building improvements	24-40 years	16.8	15.3
Machinery and equipment	3-12 years	103.7	99.0

		121.0	114.7
Accumulated depreciation		(67.1)	(57.5)

		$53.9	$57.2

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

Piston Rings leases property and equipment used in their operations. Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows, in millions:

2007	$0.2
2008	0.1
2009	0.1
2010	—
2011	—
Thereafter	—

Total rental expense under operating leases for each of the years ended December 31, 2006, 2005 and 2004 was $0.3 million, $0.2 million, $0.2 million, exclusive of property taxes, insurance and other occupancy costs generally payable by Federal-Mogul.

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

Environmental reserves were $3.9 million and $3.7 million at December 31, 2006 and 2005, respectively, and are included in the balance sheets as follows:

	December 31
	2006	2005
	(Millions of Dollars)
Other accrued liabilities	$0.4	$0.8
Other long-term liabilities	1.3	1.3
Liabilities subject to compromise	2.2	1.6

	$3.9	$3.7

Management believes that such accruals will be adequate to cover Piston Rings’ estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Piston Rings, Piston Rings’ results of operations and financial condition could be materially affected. At December 31, 2006, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $2.1 million.

Environmental reserves subject to compromise include those related to claims that may be reduced in Federal-Mogul’s bankruptcy proceeding because the obligations underlying such claims may be determined to be “dischargeable debts” incurred prior to Federal-Mogul’s filing for bankruptcy. Such liabilities generally arise at either (1) commercial waste disposal sites to which Piston Rings and other companies sent wastes for disposal, or (2) sites in relation to which Piston Rings has a contractual obligation to indemnify the current owner of a site for the costs of cleanup of contamination that was released into the environment before Piston Rings sold the site.

Environmental reserves determined not to be subject to compromise include those which arise from a legal obligation of Piston Rings, under an administrative or judicial order, to perform cleanup at a site. Such obligations are normally associated with sites, which a bankrupt entity such as Piston Rings owns and/or operates.

The best estimate of environmental liability at a site may change from time to time during a bankruptcy proceeding even though the liability relating to that site is subject to compromise and Piston Rings’ responsibility to make payments is stayed. Notwithstanding the stay of legal proceedings regarding such a site, activities such as further site

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

investigation and/or actual cleanup work often continue to be performed by other parties. Such activities may produce new and better information that requires Piston Rings to revise its best estimate of total site cleanup costs and its own share of such costs.

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

Federal-Mogul allocated to Piston Rings $110.8 million of the debt incurred to purchase T&N plc and calculated interest at a rate of 6% through the Petition date. In accordance with SOP 90-7, Piston Rings stopped recording interest expense on its outstanding notes, effective October 1, 2001. For the years ended December 31, 2006, 2005 and 2004 Piston Rings’ contractual interest not accrued or paid for this note was $6.6 million. Since the petition date, Piston Rings has been relieved a total of $34.9 million of interest payable under this note.

Federal-Mogul has pledged 100% of Piston Rings’ capital stock and also provided collateral in the form of a pledge of inventories, property, plant and equipment, real property and intellectual properties to secure certain outstanding debt of Federal-Mogul. In addition, Piston Rings has guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under Federal-Mogul’s Senior Credit Agreement and its publicly registered debt. Such pledges and guarantees have also been made by other subsidiaries of Federal-Mogul. Federal-Mogul is in default of the terms of such debt agreements. Borrowings outstanding on such agreements aggregated $4,053.5 million and $4,049.8 million as of December 31, 2006 and 2005, respectively.

8. Net Parent Investment

Changes in net parent investment were as follows (in millions of dollars):

Balance at January 1, 2004	$(103.2)
Net income	19.1
Transfers to parent, net	(2.6)

Balance at December 31, 2004	(86.7)
Net loss	(1.7)
Transfers from parent, net	2.2

Balance at December 31, 2005	(86.2)
Net loss	(3.1)
Transfers from parent, net	2.5

Balance at December 31, 2006	$(86.8)

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

9. Income Taxes

Piston Rings files a consolidated return with Federal-Mogul for U.S. federal income tax purposes. Federal income tax expense is calculated on a separate-return basis for financial reporting purposes.

	Year Ended December 31
	2006	2005	2004
Components of income tax expense	(Millions of Dollars)
Current	$0.1	$—	$0.2
Deferred	—	—	—

Income tax expense	$0.1	$—	$0.2

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Year Ended December 31
	2006	2005	2004
U.S. Federal statutory rate	35%	35%	35%
State and local taxes	—	—	1
Non-deductible expenses and non-taxable income	23	12	(34)
Valuation allowance	(55)	(47)	(1)

Effective tax rate	3%	—%	1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of Piston Ring’s net deferred tax asset are non-deductible accruals and amortization and depreciation timing differences.

	December 31
	2006	2005
	(Millions of Dollars)
Net current deferred tax assets	$1.2	$1.1
Net long-term deferred tax assets	47.7	46.0

Gross deferred tax assets	48.9	47.1
Valuation allowance	(48.9)	(47.1)

Net deferred tax assets	$—	$—

10. Pension Plans

Piston Rings is included in the Federal-Mogul Pension Plan. As such, the related pension liability is included in Net Parent Investment at December 31, 2006 and 2005.

The pension charge allocated to Piston Rings was $1.0 million, $0.9 million and $0.9 million for 2006, 2005 and 2004, respectively.

Piston Rings also maintains certain contribution defined pension plans for eligible employees. The total expense attributable to defined contribution pension plans was $0.8 million, $0.5 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

11. Postretirement Benefits Other Than Pensions

As part of T&N plc. and subsequently Federal-Mogul, benefits provided to employees of Piston Rings under various postretirement plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 64% of the total. The majority of

FEDERAL-MOGUL PISTON RINGS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

participants under such plans are retirees. The expense related to such plans approximated $2.8 million, $2.5 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Piston Rings operates in a single business segment. Piston Rings manufactures and distributes piston rings for use in many engine markets including automotive, heavy-duty, diesel, locomotive and compressors. In addition, Piston Rings manufactures and distributes liners to automotive and heavy-duty engine assemblers. The five largest customers accounted for a combined 59%, 60% and 62% of total revenues in 2006, 2005 and 2004, respectively. All revenues and assets of Piston Rings reside in the United States.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL-MOGUL CORPORATION

By:	/S/ G. MICHAEL LYNCH
G. Michael Lynch Executive Vice President and Chief Financial Officer, Principal Financial Officer

By:	/S/ ALAN J. HAUGHIE
Alan J. Haughie Chief Accounting Officer

By:	/S/ ROBERT L. KATZ
Robert L. Katz Power of Attorney

Date: February 23, 2007