Form 10-Q
period 2007-03-31
FEDERAL MOGUL CORP
filed 2007-05-01
CIK 34879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-1511

FEDERAL-MOGUL CORPORATION

(Exact name of Registrant as specified in its charter)

Michigan	38-0533580
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

26555 Northwestern Highway, Southfield, Michigan	48033
(Address of principal executive offices)	(Zip Code)

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

As of April 26, 2007, there were 89,607,980 outstanding shares of the registrant’s $5.00 stated value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarter Ended March 31, 2007

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

Chapter 11 Filing

•

Factors relating to Federal Mogul’s filing for Chapter 11 in the U.S., such as: the possible disruption of relationships with creditors, customers, and employees; the Company’s ability to implement its plan of reorganization; the outcome of asbestos litigation proceedings; and the Company’s compliance with its debtor-in-possession credit facility.

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

•

The Company’s ability to obtain cash adequate to fund its needs, including the borrowings available under its debtor-in-possession credit facility and the availability of financing for the Company’s subsidiaries not included under the voluntary filing for Chapter 11.

•

Changes in actuarial assumptions, interest costs and discount rates, and fluctuations in the global securities markets, all of which directly impact the valuation of assets and liabilities associated with the Company’s pension and other postemployment benefit plans.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31
	2007	2006
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$1,716.5	$1,600.3
Cost of products sold	1,408.7	1,315.3

Gross margin	307.8	285.0

Selling, general and administrative expenses	206.9	227.5
Adjustment of assets to fair value	0.3	20.1
Interest expense, net	50.0	39.0
Chapter 11 and U.K. Administration related reorganization expenses	13.6	21.1
Equity earnings of unconsolidated affiliates	(7.9)	(9.4)
Restructuring expense, net	16.1	25.8
Other income, net	(6.8)	(0.3)

Income (loss) before income tax expense	35.6	(38.8)
Income tax expense	31.1	29.6

Net income (loss)	$4.5	$(68.4)

Basic and diluted income (loss) per common share:
Net income (loss) per common share	$0.05	$(0.77)

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	(Unaudited) March 31 2007	December 31 2006
	(Millions of dollars)
ASSETS
Current assets:
Cash and equivalents	$324.0	$359.3
Accounts receivable, net	1,142.4	992.6
Inventories, net	903.2	892.6
Prepaid expenses and other current assets	279.6	248.2

Total current assets	2,649.2	2,492.7

Property, plant and equipment, net	2,053.2	2,078.6
Goodwill and indefinite-lived intangible assets	1,207.1	1,205.3
Definite-lived intangible assets, net	251.1	254.3
Asbestos-related insurance recoverable	860.1	859.0
Prepaid pension costs and other noncurrent assets	269.6	289.2

	$7,290.3	$7,179.1

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$496.1	$482.1
Accounts payable	541.8	488.0
Accrued liabilities	507.7	435.0
Current portion of postemployment benefit liability	66.9	67.9
Other current liabilities	121.6	181.7

Total current liabilities	1,734.1	1,654.7

Liabilities subject to compromise	5,814.3	5,813.4

Long-term debt	26.4	26.7
Postemployment benefits	1,099.3	1,111.1
Long-term portion of deferred income taxes	95.7	81.8
Other accrued liabilities	167.7	185.1
Minority interest in consolidated subsidiaries	54.2	54.2

Shareholders’ deficit:
Series C ESOP preferred stock	28.0	28.0
Common stock	445.3	445.3
Additional paid-in capital	2,161.3	2,160.2
Accumulated deficit	(4,133.3)	(4,151.7)
Accumulated other comprehensive loss	(202.7)	(229.7)

Total shareholders’ deficit	(1,701.4)	(1,747.9)

	$7,290.3	$7,179.1

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2007	2006
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net earnings (loss)	$4.5	$(68.4)
Adjustments to reconcile net earnings (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	83.9	78.8
Adjustment of assets to fair value	0.3	20.1
Change in postemployment benefits, including pensions	(16.5)	34.9
Change in deferred taxes	(1.8)	(6.3)
Changes in operating assets and liabilities:
Increase in accounts receivable	(143.9)	(81.0)
Increase in inventories	(5.8)	(29.5)
Increase in accounts payable	43.8	57.4
Changes in other assets and liabilities	85.4	48.7

Net Cash Provided From Operating Activities	49.9	54.7

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(54.7)	(30.7)
Net proceeds from the sale of property, plant and equipment	16.9	2.7
Net proceeds from the sale of business	—	4.0

Net Cash Used By Investing Activities	(37.8)	(24.0)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on DIP credit facility	90.0	124.7
Principal payments on DIP credit facility	(88.1)	(153.0)
Increase (decrease) in short-term debt	9.4	(0.7)
Decrease in other long-term debt	(1.2)	(0.6)
Net change in restricted cash	—	(1.0)
Payments on factoring arrangements	(58.7)	—
Debt issuance fees	(0.3)	—

Net Cash Used By Financing Activities	(48.9)	(30.6)

Effect of foreign currency exchange rate fluctuations on cash	1.5	8.3

(Decrease) increase in cash and equivalents	(35.3)	8.4

Cash and equivalents at beginning of period	359.3	387.2

Cash and equivalents at end of period	$324.0	$395.6

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

1.	Basis of Presentation

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary to present fair statements of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Financial Statement Presentation: The Company and all of its wholly-owned United States (“U.S”) subsidiaries filed voluntary petitions on October 1, 2001 (the “Petition Date”) for reorganization (the “U.S. Restructuring” or the “Restructuring Proceedings”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom (“U.K.”) subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The High Court, in November 2006, approved the discharge of the Administration Proceedings for those U.K. subsidiaries that entered into Company Voluntary Arrangements. The Chapter 11 Cases are further discussed in Note 2 to the consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and Spain are party to accounts receivable factoring and discounting arrangements. Gross accounts receivable factored or discounted under these facilities were $290 million and $272 million as of March 31, 2007 and December 31, 2006, respectively. Of those gross amounts, $264 million and $252 million, respectively, were factored without recourse and treated as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of March 31, 2007 and December 31, 2006, the Company had outstanding factored amounts of $8 million and $9 million, respectively, for which cash had not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the statement of operations within “other income, net.”

Reclassifications: Certain items in the 2006 consolidated financial statements have been reclassified to conform with the presentation used in the current period.

2.	Voluntary Reorganization under Chapter 11 and U.K. Administration

Federal-Mogul and all of its wholly-owned United States subsidiaries filed voluntary petitions on October 1, 2001 for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 in the High Court. The High Court, in November 2006, approved the discharge of the Administration Proceedings for those U.K. subsidiaries that entered into Company Voluntary Arrangements.

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

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors are being paid for goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through their plan of reorganization under the Bankruptcy Code.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Solicitation packages containing the Third Amended Plan of Reorganization and Disclosure Statement (the “Third Amended Plan”), various supporting documents and a ballot, if appropriate, were mailed on July 12, 2004 to known creditors of the Company and to holders of common and preferred stock interests in the Company. The overwhelming majority of the classes of claims and interests voted to accept the Thrid Amended Plan. For the few classes of claims that voted to reject the Third Amended Plan, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Pre-petition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”) intended to either amend the Third Amended Plan so as to obtain such classes’ accepting votes or seek to confirm the Third Amended Plan over the objection of such classes.

The Fourth Amended Joint Plan of Reorganization (the “Plan”) for the Company and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court on November 21, 2006. The Plan was jointly proposed by the Company and the Plan Proponents. On February 2, 2007, the supplemental Disclosure Statement was approved by the Bankruptcy Court to be used in soliciting votes to accept or reject the Plan from those classes of creditors whose treatment under the Plan has changed since the solicitation under the Third Amended Plan. A confirmation hearing has been scheduled for June 18, 2007 at which time the Bankruptcy Court is expected to review and confirm the Plan.

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

The Plan also provides that: i) the U.S. asbestos trust will make a payment to the reorganized Company (or pay a portion of the stock in the reorganized Company to be issued to the U.S. asbestos trust in lieu thereof) for the agreed amounts that will be used by the U.K. Administrators to provide distributions on account of U.K. asbestos personal injury claims; ii) the U.S. asbestos trust will provide an option to an affiliate of Mr. Carl Icahn for the purchase of the remaining shares of the reorganized Company held by such trust; and (iii) if such affiliate of Mr. Carl Icahn does not exercise such option, he or one of his affiliates will provide certain financing to the U.S. asbestos trust.

Unsecured creditors, including trade creditors, of the U.S. Debtors have the option to either receive shares of the reorganized Federal-Mogul or receive cash distributions under the Plan equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate payout of all allowed unsecured claims against the U.S. Debtors does not exceed $258 million. Any excess above this amount could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The company voluntary arrangements (“CVAs”) became effective on October 11, 2006, resolving claims (other than those that are to be dealt with by the Plan) against the principal U.K. Debtors. The discharge of administration orders for the principal U.K. Debtors became effective on November 30, 2006. The CVAs divide asbestos claims against the principal U.K. Debtors into two categories: CVA Asbestos Claims and Chapter 11 Asbestos Claims. CVA Asbestos Claims are dealt with by the CVAs and it is intended that Chapter 11 Asbestos Claims will be dealt with by the Plan. The CVAs compromise and protect the CVA companies from the CVA Asbestos Claims. The trustees of the U.K. asbestos trust will pay dividends to CVA Asbestos claimants from the U.K. asbestos trust. Upon the effective date of the Plan, the Chapter 11 Asbestos Claims will be compromised. Accordingly, the Plan contemplates that the U.S. asbestos trustees look exclusively to the U.S. asbestos trust to pay dividends to Chapter 11 Asbestos claimants.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. The pre-petition creditors of some Debtors may be treated differently than those of other Debtors under the proposed Plan and CVAs. The Company expects the Plan will be confirmed at the confirmation hearing scheduled for June 18, 2007.

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

In April 2007, Citicorp, JPMorgan Chase Bank, and certain of their subsidiaries agreed to underwrite and arrange the extension of the Amended DIP Facility’s term from July 1, 2007 to December 31, 2007 on generally consistent terms. The Company filed a motion with the Bankruptcy Court on April 16, 2007, requesting, among other things, authorization to enter into the agreement to extend the pre-petition financing. The Company expects the motion to be heard by the Bankruptcy Court on May 21, 2007.

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

The amended DIP facility is secured by the Company’s domestic assets and the DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. The Term Loan Facility has a first priority lien in the domestic fixed assets of the Company and a second priority lien in the Company’s domestic current assets. The Revolving Credit Facility has a first priority lien in the Company’s domestic current assets and a second priority lien in its domestic fixed assets. Availability under the Company’s Revolving Credit Facility is determined by the underlying collateral borrowing base at any point in time, consisting of the Company’s domestic inventories and domestic accounts receivable. The borrowing base available to the Company is calculated weekly based on the value of this underlying collateral. Commitments available under the amended DIP facility are mandatorily reduced by a portion of proceeds from certain future asset or business divestitures. Amounts available and outstanding on the amended DIP credit facility are further discussed in Note 11 to the consolidated financial statements, “Debt.”

As a condition of granting the amended DIP credit facility priority over the collateral interest of the Senior Credit Agreements, the Bankruptcy Court ordered that the noteholders receive, in cash, adequate protection payments equal to one-half of one percent (0.5%) of the outstanding notes per year. These cash payments, which approximate $2.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

million per quarter, are recorded as interest expense in the statements of operations. All cash adequate protection payments made to the noteholders are provisional in nature and are subject to recharacterization, credit against allowed claims, or other relief if the Bankruptcy Court were to ultimately conclude that the noteholders were not entitled to such payments.

The Bankruptcy Court further ordered additional adequate protection to the noteholders in the form of either cash payment of one-half of one percent (0.5%) of the outstanding notes per year or the granting of an administrative expense claim pursuant to Section 507(b) of the Bankruptcy Code in the amount of one percent (1.0%) of the outstanding notes per year. The Company has elected to grant an administrative expense claim in favor of the noteholders for this additional adequate protection. All adequate protection administrative expense claims inured in favor of the noteholders are provisional in nature and subject to challenge by all parties-in-interest to the Restructuring Proceedings. Thus, the ultimate amount and related payment terms, if any, for these administrative expense claims will be established in connection with the Restructuring Proceedings. Accordingly, such additional administrative expense claims, approximating $113 million as of March 31, 2007, have not been recorded in the accompanying financial statements.

Financial Statement Presentation

Virtually all of the Company’s pre-petition debt is in default. At March 31, 2007, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise.” This includes debt outstanding of $1,965.8 million under the pre-petition Senior Credit Agreements and $2,117.4 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $29.1 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

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

As reflected in the consolidated financial statements, “Liabilities subject to compromise” refers to Debtors’ liabilities incurred prior to the commencement of the Restructuring Proceedings. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company’s estimate of known or potential pre-petition claims to be resolved in connection with the Restructuring Proceedings. Such claims remain subject to future adjustments, which may result from (i) negotiations; (ii) actions of the Bankruptcy Court, High Court; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these claims will be established in connection with the Restructuring Proceedings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Liabilities subject to compromise include the following:

	March 31 2007	December 31 2006
	(Millions of Dollars)
Debt	$4,054.1	$4,053.5
Asbestos liabilities	1,392.1	1,391.7
Accounts payable	175.4	175.4
Company-obligated mandatorily redeemable securities	114.6	114.6
Interest payable	44.2	44.2
Environmental liabilities	27.0	26.7
Other accrued liabilities	6.9	7.3

Subtotal	5,814.3	5,813.4
Intercompany payables to affiliates	408.8	408.8

	$6,223.1	$6,222.2

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

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, and critical employee retention costs as follows:

	Three Months Ended March 31
	2007	2006
	(Millions of Dollars)
Professional fees directly related to the filing	$11.7	$17.3
Critical employee retention costs	1.9	3.8

	$13.6	$21.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Approximately 10,800 proofs of claim totaling approximately $171.2 billion in claims against various Debtors were filed in connection with the March 3, 2003 bar date as follows:

•

Approximately 2,400 claims, totaling approximately $160.6 billion, which the Company believes should be disallowed by the Bankruptcy Court primarily because these claims appear to be duplicative or unsubstantiated claims.

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

•

Approximately 3,800 claims, totaling approximately $0.2 billion, are alleging asbestos-related property damage. Based on its review, the Company believes most of these claims are duplicative or unsubstantiated. The Company has filed objections to many of these claims, resulting in either court orders disallowing the claims, stipulations providing for the allowance or withdrawal of the claims, or the voluntary withdrawal of the claims. As a result, the remaining number of asbestos-related property damage claims is approximately 910. The Company has negotiated a number of settlements, which will resolve all disputes over the remaining asbestos-related property damage claims. The last remaining settlement has been documented and submitted to the Bankruptcy Court for approval.

•

Approximately 2,000 claims, totaling approximately $70 million, have been reviewed and are deemed allowed by the Company. The liability for such claims is included within the financial statement caption “Liabilities Subject to Compromise”.

The Company has not completed its evaluation of the approximate remaining 2,080 claims, totaling approximately $0.6 billion, alleging rights to payment for financing, environmental, trade accounts payable and other matters. The Company continues to investigate these unresolved proofs of claim, and intends to file objections to the claims that are inconsistent with its books and records. As of March 31, 2007, the Debtors have filed objections to more than 5,900 proofs of claim, and have obtained stipulations or orders involving approximately 7,500 claims, which: (i) reduce the filed claims to an amount that is consistent with the Debtors books or records; (ii) completely disallow the claims; (iii) withdraw the claims; or (iv) represent a fair compromise in light of the cost and risk of litigation.

The Debtors continue to review and analyze the proofs of claim filed to date. In addition, the Debtors continue to file objections and seek resolution via stipulation to certain claims. Additional claims may be filed after the general bar date, which could be allowed by the Bankruptcy Court. Accordingly, the ultimate number and allowed amount of such claims are not presently known and cannot be reasonably estimated at this time. The resolution of such claims could result in a material adjustment to the Company’s financial statements.

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

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31
	2007	2006
	(Millions of Dollars)
Net sales	$897.6	$941.9
Cost of products sold	757.8	810.4

Gross margin	139.8	131.5

Selling, general and administrative expenses	129.6	151.9
Adjustment of assets to fair value	—	11.6
Interest expense, net	47.3	39.0
Chapter 11 and U.K. Administration related reorganization expenses	13.6	21.1
Interest income from non-filers	(27.5)	(74.1)
Restructuring expense, net	8.1	10.4
Other income, net	(34.0)	(7.8)

Earnings (loss) before income taxes and equity earnings (loss) of non-Debtor subsidiaries	2.7	(20.6)
Income tax expense	3.9	2.2

Earnings (loss) before equity earnings (loss) of non-Debtor subsidiaries	(1.2)	(22.8)
Equity earnings (loss) from non-Debtor subsidiaries	5.7	(45.6)

Net income (loss)	$4.5	$(68.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Balance Sheets

	(Unaudited) March 31 2007	December 31 2006
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$59.8	$50.8
Accounts receivable, net	636.9	543.3
Accounts receivable from non-Debtor affiliates	536.8	524.7
Inventories, net	420.1	420.3
Prepaid expenses and other current assets	103.6	97.2

Total current assets	1,757.2	1,636.3

Property, plant and equipment, net	792.7	830.3
Goodwill and indefinite-lived intangible assets	1,092.1	1,128.8
Definite-lived intangible assets, net	180.7	183.9
Asbestos-related insurance recoverable	860.1	859.0
Loans receivable from and investments in non-Debtors, net	1,749.5	1,695.4
Prepaid pension costs and other noncurrent assets	247.2	247.2

	$6,679.5	$6,580.9

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$373.0	$371.1
Accounts payable and accrued compensation	294.1	267.5
Accounts payable to non-Debtor affiliates	357.2	339.5
Current portion of postemployment benefit liability	52.6	52.6
Other current liabilities	228.8	185.9

Total current liabilities	1,305.7	1,216.6

Postemployment benefits	753.9	769.1
Other accrued liabilities	98.2	120.9
Liabilities subject to compromise	6,223.1	6,222.2
Shareholders’ deficit	(1,701.4)	(1,747.9)

	$6,679.5	$6,580.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2007	2006
	(Millions of Dollars)
Net Cash Provided From Operating Activities	$14.2	$37.9

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(19.9)	(15.5)
Net proceeds from the sale of property, plant and equipment	13.0	—
Net proceeds from the sale of businesses	—	3.6

Net Cash Used By Investing Activities	(6.9)	(11.9)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on DIP credit facility	90.0	124.7
Principal payments on DIP credit facility	(88.1)	(153.0)
Net change in restricted cash	—	(1.0)
Debt issuance fees	(0.3)	—

Net Cash Provided From (Used By) Financing Activities	1.6	(29.3)

Effect of foreign currency exchange rate fluctuations on cash	0.1	5.1

Increase in cash and equivalents	9.0	1.8

Cash and equivalents at beginning of period	50.8	53.8

Cash and equivalents at end of period	$59.8	$55.6

3.	Acquisitions

The Company, during May 2006, invested approximately $32 million for the acquisition of a controlling interest in Federal-Mogul Goetze India Limited (“FMG”), a piston and piston ring manufacturer headquartered in Delhi, India. The FMG business has three main operations in India, located in Patiala, Bengaluru, and Bhiwadi, and employs approximately 7,500 personnel. FMG supplies major Indian original equipment manufacturers (“OEM”) in the automotive, heavy-duty, motorcycle, industrial and agricultural markets, in addition to a variety of aftermarket and export customers.

Prior to this acquisition, the Company owned 25.47% of the outstanding shares of FMG and had accounted for its investment using the equity method of accounting. As a result of this acquisition, the Company owns 50.11% of the outstanding shares and has effective control of FMG. For the three month period ended March 31, 2007, FMG recorded net sales of $32 million and gross margin of $1 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.	Adjustment of Assets to Fair Value

During the three month periods ended March 31, 2007 and 2006, the Company recorded charges of $0.3 million and $20.1 million, respectively, to adjust property, plant and equipment to their estimated fair values in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The fair value of property, plant and equipment is based upon estimated discounted future cash flows and estimates of salvage value. The impairment charge represents the difference between the estimated fair values and the carrying value of the subject assets.

Impairment charges by reporting segment are as follows:

	March 31
	2007	2006
	Millions of Dollars
Powertrain	$—	$13.6
Sealing Systems	—	6.5
Vehicle Safety and Performance	—	—
Aftermarket Products and Services	0.3	—
Corporate	—	—

	$0.3	$20.1

5.	Restructuring

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three months ended March 31, 2007. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2006	$22.1	$10.0	$0.4	$7.6	$—	$40.1
Provisions	6.8	2.6	1.3	5.5	0.1	16.3
Reversals	(0.1)	(0.1)	—	—	—	(0.2)
Payments	(9.8)	(4.9)	(0.7)	(2.3)	—	(17.7)
Foreign currency	—	0.1	—	0.1	—	0.2

Balance of reserves at March 31, 2007	$19.0	$7.7	$1.0	$10.9	$0.1	$38.7

Significant restructuring activities for the quarter ended March 31, 2007

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

During the quarter ended March 31, 2007, the Company announced the closure of its facility located in Gif-sur-Yvette, France. As of March 31, 2007, the Company has recorded cumulative restructuring charges of $95.2 million related to this and other previously announced closures and projects associated with Restructuring 2006. The Company expects to incur additional charges of approximately $155 million in connection with Restructuring 2006, and expects to achieve annual cost savings of $140 million subsequent to the completion of this restructuring program.

Included in the summary table above, the payment activity and remaining reserves associated with activities executed under Restructuring 2006 are as follows:

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2006	$17.3	$9.4	$0.4	$5.7	$—	$32.8
Provisions	6.8	2.6	0.8	4.7	—	14.9
Reversals	(0.1)	(0.1)	—	—	—	(0.2)
Payments	(9.6)	(4.9)	(0.2)	(1.9)	—	(16.6)
Foreign currency	0.1	0.1	—	—	—	0.2

Balance of reserves at March 31, 2007	$14.5	$7.1	$1.0	$8.5	$—	$31.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Significant components of charges recorded in 2007 related to Restructuring 2006 are as follows:

	Expected Costs	Previously Incurred	Incurred During the Quarter	Estimated Additional Charges
	(Millions of dollars)
Powertrain	$54.2	$35.5	$6.7	$12.0
Sealing Systems	27.7	14.7	2.5	10.5
Vehicle Safety and Performance	29.7	2.9	0.8	26.0
Aftermarket Products and Services	42.0	27.3	4.7	10.0
Corporate	1.1	0.1	—	1.0

Total as at March 31, 2007	$154.7	$80.5	$14.7	$59.5

6.	Other Income, Net

The specific components of “Other income, net” are as follows:

	Three Months Ended March 31
	2007	2006
	(Millions of Dollars)
Amortization of intangible assets	$4.6	$4.3
Foreign currency exchange	0.4	(4.0)
Minority interest in consolidated subsidiaries	0.8	0.9
Royalty expense (income)	0.1	(0.3)
Accounts receivable discount expense	1.7	1.2
(Gain) loss on sale of assets	(3.0)	0.2
Gain on sale of businesses	—	(0.3)
Unrealized gain on commodity forward contracts	(9.8)	—
Other	(1.6)	(2.3)

	$(6.8)	$(0.3)

7.	Inventories

Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 45% of inventories at March 31, 2007 and December 31, 2006. The remaining inventories are recorded using the first-in, first-out (FIFO) method. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories is provided in the table below:

	March 31 2007	December 31 2006
	(Millions of Dollars)
Raw materials	$184.1	$170.4
Work-in-process	157.4	164.0
Finished products	629.4	624.5

	970.9	958.9
Valuation reserves	(67.7)	(66.3)

	$903.2	$892.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.	Investments in Non-Consolidated Affiliates

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $167 million and $187 million at March 31, 2007 and December 31, 2006, respectively, and is included in the consolidated balance sheets as “other noncurrent assets.” The investment balance decreased during the three months ended March 31, 2007 resulting from dividends paid by the joint venture affiliaites of approximately $28 million. The Company’s equity in the earnings of such affiliates amounted to approximately $8 million and $9 million for the three month periods ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, these entities generated sales of approximately $170 million, net income of approximately $18 million, and had total net assets at March 31, 2007 of approximately $368 million. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts, including pistons, pins, piston rings, and cylinder liners, to original equipment (“OE”) and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of March 31, 2007, the total amount of the contingent guarantee, were all triggering events to occur, approximated $55 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. If this put option were exercised at its estimated current fair value, such exercise could have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

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

9.	Forward Contracts

The Company is dependent upon the supply of certain raw materials used in its production processes; these raw materials are exposed to price fluctuations on the open market. The Company enters into commodity price forward contracts to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts, including exposures related to natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecasted for up to fifteen months in the future.

The Company had 122 contracts outstanding with a combined notional value of $94.0 million at March 31, 2007. Such contracts are recorded on the balance sheet at fair value. Through March 31, 2007, the Company recognized all changes in fair value in current earnings, resulting in unrealized gains of approximately $10 million recorded to “other (income) expense, net” for the three months ended March 31, 2007. Effective April 1, 2007, the Company has completed the required evaluation and documentation to designate the majority of such contracts as cash flow hedges. As a result, in future periods the effective portion of changes in fair value of contracts designated as cash flow hedges will be recorded in accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the underlying hedged item affected earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.	Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31 2007	December 31 2006
	(Millions of Dollars)
Accrued compensation	$228.0	$215.1
Accrued rebates	78.4	82.1
Accrued income taxes	56.8	5.1
Restructuring reserves	38.7	40.1
Accrued Chapter 11 and U.K. Administration expenses	28.5	29.3
Accrued product returns	21.1	20.4
Non-income taxes payable	20.7	7.9
Accrued professional services	19.1	17.7
Accrued warranty	16.4	17.3

	$507.7	$435.0

11.	Debt

Long-term debt consisted of the following:

	March 31 2007	December 31 2006
	(Millions of Dollars)
DIP credit facility	$373.0	$371.1
Other	149.5	137.7

	522.5	508.8
Less: current maturities included in short-term debt	(496.1)	(482.1)

	$26.4	$26.7

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

In April 2007, Citicorp, JPMorgan Chase Bank, and certain of their subsidiaries agreed to underwrite and arrange the extension of the Amended DIP Facility’s term from July 1, 2007 to December 31, 2007 on generally consistent terms. The Company filed a motion with the Bankruptcy Court on April 16, 2007, requesting, among other things, authorization to enter into the agreement to extend the pre-petition financing. The Company expects the motion to be heard by the Bankruptcy Court on May 21, 2007.

The amended DIP facility is secured by the Company’s domestic assets and the DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. The Term Loan Facility has a first priority lien in the domestic fixed assets of the Company and a second priority lien in the Company’s domestic current assets. The Revolving Credit Facility has a first priority lien in the Company’s domestic current assets and a second priority lien in its domestic fixed assets. Availability under the Company’s Revolving Credit Facility is determined by the underlying collateral borrowing base at any point in time, consisting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of the Company’s domestic inventories and domestic accounts receivable. The borrowing base available to the Company is calculated weekly based on the value of this underlying collateral. Commitments available under the amended DIP facility are mandatorily reduced by a portion of proceeds from certain future asset or business divestitures. The commitment and amounts outstanding on the DIP credit facilities are as follows:

	March 31 2007	December 31 2006
	(Millions of Dollars)
Contractual commitment:
Revolving credit facility	$500.0	$500.0
Term loan facility	275.0	275.0
Mandatory commitment reductions	—	—

Current commitment	$775.0	$775.0

Outstanding:
Revolving credit facility	$98.0	$96.1
Term loan facility	275.0	275.0
Letters of credit	24.5	24.5

Total outstanding	$397.5	$395.6

Borrowing Base on Revolving credit facility
Current borrowings	$98.0	96.1
Letters of credit	24.5	24.5
Available to borrow	377.5	353.6

Total borrowing base	$500.0	$474.2

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

12.	Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of the following:

	Three Months Ended March 31
	2007	2006
	(Millions of Dollars)
Net earnings (loss)	$4.5	$(68.4)
Foreign currency translation adjustments and other	16.9	5.6
Postemployment benefits	10.1	—

	$31.5	$(62.8)

13.	Income Taxes

For the three months ended March 31, 2007, the Company recorded income tax expense of $31.1 million on earnings before income taxes of $35.6 million. This compares to income tax expense of $29.6 million on a loss before income taxes of $38.8 million in the same period of 2006. Income tax expense for the three month period ended March 31, 2007 differs from statutory rates due to non-recognition of income tax benefits on certain operating losses, primarily in the U.S., and non-deductible items in various jurisdictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company recognized a $13.8 million decrease in the reserve for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 total shareholders’ deficit.

Including the cumulative effect decrease, at the beginning of 2007, the Company had $168.4 million of total unrecognized tax benefits. Of this total, $38.6 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The total unrecognized tax benefits differs from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.

The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2004 or state and local examinations for years before 2001. The Company is no longer subject to income tax examinations in major foreign tax jurisdictions for years prior to 1998.

The Internal Revenue Service has completed an examination of the Company’s U.S. income tax returns for 2001 through 2003, with a tentative settlement at the appellate level for all issues. The tentative settlement would not result in a material change to the Company’s results of operations, financial condition, or liquidity. The Company is also under income tax examination in Germany and in a several other state and foreign jurisdictions.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of and for the three months ending March 31, 2007, the Company has recorded $11.3 million in liabilities for tax-related net interest and penalties on its consolidated balance sheet and $0.1 million benefit in the consolidated statements of operations.

14.	Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended March 31
	2007	2006
	(Millions of Dollars, Except Per Share Amounts)
Numerator:
Numerator for basic and diluted income (loss) per common share	$4.5	$(68.4)

Denominator:
Weighted average shares outstanding, basic and diluted (in millions)	89.6	89.1

Basic and diluted income (loss) per common share	$0.05	$(0.77)

As a result of the Restructuring Proceedings, the Company stopped accruing and paying dividends on its Series C Preferred Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

15.	Pensions and Other Postretirement Benefits

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

Components of net periodic benefit cost for the three-month periods ended March 31 are as follows:

	Pension Benefits
	United States		International		Other Benefits
	2007	2006	2007	2006	2007	2006
	(Millions of Dollars)
Service cost	$6.6	$7.5	$1.2	$1.9	$0.5	$0.6
Interest cost	15.1	14.5	3.4	37.2	9.0	8.3
Expected return on plan assets	(17.9)	(15.6)	(0.2)	(29.1)	—	—
Amortization of actuarial loss	4.6	6.4	0.6	27.6	3.9	3.2
Amortization of prior service cost	1.6	1.6	—	—	(1.1)	(1.0)
Settlement gain	—	—	(0.3)	—	—	—

Net periodic benefit cost	$10.0	$14.4	$4.7	$37.6	$12.3	$11.1

16.	Litigation and Environmental Matters

T&N Companies Asbestos Litigation

Background

The Company’s U.K. subsidiary, T&N Ltd., and two U.S. subsidiaries (the “T&N Companies”) are among many defendants named in numerous court actions in the U.S. alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the U.K. and France. As of the Petition Date, T&N Ltd. was a defendant in approximately 115,000 pending personal injury claims. The two U.S. subsidiaries were defendants in approximately 199,000 pending personal injury claims. The Company includes as a pending claim open served claims, settled but not documented claims and settled but not paid claims. Notice of complaints continue to be received post-petition and are in violation of the automatic stay.

Recorded Liability

The Company, during the year ended December 31, 2000, increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.2 billion as of March 31, 2007) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Insurance Recoverable

T&N Ltd. (formerly T&N, plc), during the year ended December 31, 1996, purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. The Company, during the year ended December 31, 2000, concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. The recorded insurance recoverable was $701 million as of March 31, 2007. One of the three

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

reinsurers, European International Reinsurance Company Ltd. (“EIR”), in December 2001, filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. The parties were able to reach a settlement prior to the conclusion of the trial. As a result of this settlement, the Company recorded a $38.9 million asbestos charge during 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court's approval of the settlement was filed on March 1, 2004.

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG (“Munich Re”) and Centre Reinsurance International Co. (“CRIC”), a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the reinsurance agreement. The parties were unable to resolve the issues raised by the two reinsurers and this prompted the U.K. Administrators to file an action in the High Court seeking a declaration that the settlements with EIR and Sedgwick do not breach provisions of the reinsurance agreement. A hearing was conducted during July 2005 and judgment was handed down on December 21, 2005. The High Court held that the settlements did not breach the reinsurance agreement. Munich Re and CRIC have not appealed the judgment. As a result, the motion seeking the Bankruptcy Court’s approval was renoticed and the Bankruptcy Court approved the settlement in November 2006.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater or less than $1.69/£, the Company will effectively have a premium or discount on claims paid. As of March 31, 2007, the $701 million insurance recoverable asset includes an exchange rate premium of approximately $87 million.

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

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of March 31, 2007) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $111.9 million as of March 31, 2007.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action in federal court against the Debtors and a number of insurance carriers in the Company’s Restructuring Proceedings (the “Adversary Proceeding”). In its complaint, Dresser alleged that it has rights under certain primary and excess general liability insurance policies that may be shared with one of the Debtors, Federal-Mogul Products (“FMP”) as the successor to Wagner Electric Corporation. Dresser sought, among other things, a declaration of the parties’ respective rights and obligations under the policies and a partition of the competing rights of Dresser and FMP under the policies. FMP answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of FMP’s rights to the policies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $47.6 million as of March 31, 2007. On November 4, 2004, FMP, Dresser and Cooper Industries, LLC (“Cooper”) and certain of the insurers (“Parties”) entered into a partitioning agreement, by which the Parties agreed as to the manner in which the limits of liability, self-insured retentions, deductibles and any other self-insurance features, and the erosion thereof, are to be partitioned among FMP, Dresser and Cooper. The partitioning agreement effectively disposes of Dresser’s claims in the Adversary Proceeding. However, FMP’s cross claim against the defendant-insurers remains. In a separate agreement, FMP, Cooper, and Pneumo have agreed, among other things, to a method for dividing the FMP-Cooper portion of the partitioned limits among those three entities. The agreement among FMP, Cooper, and Pneumo is subject to bankruptcy court approval and is set forth in detail in the Fourth Amended Plan of Reorganization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Because the legal issues raised in the Adversary Proceeding generally involve state rather than federal law, on September 19, 2006, FMP filed a complaint in the Superior Court of New Jersey (the “New Jersey Complaint”) against all of the defendant insurers in the Adversary Proceeding. On March 28, 2007, the federal court in the Adversary Proceeding entered an order abstaining from the Adversary Proceeding. The New Jersey Complaint generally tracks the cross-claims previously asserted by FMP against the defendant insurers in the Adversary Proceeding, and seeks a declaration as to FMP’s coverage rights under the policies as well as damages for breach of contract and bad faith. Several defendant insurers have stated that they believe that the New York Supreme Court rather than the New Jersey Superior Court is the more appropriate forum for the litigation. Those insurers are seeking bankruptcy court relief from the Bankruptcy Code’s automatic stay to sue FMP in New York.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability subject to compromise and the insurance recoverable asset as of March 31, 2007 and December 31, 2006:

	T&N Companies	Abex	Wagner	Other	Total
	(Millions of Dollars)
Liability:
Balance at December 31, 2006	$1,175.4	$129.5	$84.1	$2.7	$1,391.7
Foreign exchange	0.4	—	—	—	0.4

Balance at March 31, 2007	$1,175.8	$129.5	$84.1	$2.7	$1,392.1

Asset:
Balance at December 31, 2006	$698.8	$112.6	$47.6	$—	$859.0
Cash receipts	—	(0.7)	—	—	(0.7)
Foreign exchange	1.8	—	—	—	1.8

Balance at March 31, 2007	$700.6	$111.9	$47.6	$—	$860.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company records asset retirement obligations in accordance with SFAS 143, Accounting for Asset Retirement Obligations and Financial Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, when the amount can be reasonably estimated, typically upon decision to close or sell an operating site. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold in connection with Restructuring 2006. In connection with these sites, the Company has accrued $25.6 million and $25.3 million as of March 31, 2007 and December 31, 2006, respectively, for conditional asset retirement obligations, primarily related to anticipated costs of asbestos removal.

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

Total environmental reserves, including reserves for conditional asset retirement obligations, were $82.0 million and $82.1 million at March 31, 2007 and December 31, 2006, respectively, and are included in the consolidated balance sheets as follows:

	March 31 2007	December 31 2006
	(Millions of Dollars)
Current liabilities:
Environmental liabilities	$5.8	$6.6
Asset retirement obligations	8.9	8.6
Long-term accrued liabilities:
Environmental liabilities	23.6	23.5
Asset retirement obligations	16.7	16.7
Liabilities subject to compromise - Environmental	27.0	26.7

	$82.0	$82.1

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At March 31, 2007, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $76 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

17.	Operations by Reporting Segment

The Company's integrated operations are organized in five reporting segments generally corresponding to major product groups; Powertrain, Sealing Systems, Vehicle Safety and Performance, Aftermarket Products and Services and Corporate. Segment information for the three month period ended March 31, 2006 has been reclassified to reflect organizational changes implemented in the third quarter of 2006.

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

Net sales and gross margin information by reporting segment is as follows:

	Net Sales		Gross Margin
	Three Months Ended March 31		Three Months Ended March 31
	2007	2006	2007	2006
	(Millions of Dollars)
Powertrain	$649	$568	$78	$83
Sealing Systems	130	124	9	12
Vehicle Safety and Performance	198	185	50	46
Aftermarket Products and Services	740	723	173	165
Corporate	—	—	(2)	(21)

	$1,717	$1,600	$308	$285

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to earnings (loss) before income tax expense is as follows:

	Three Months Ended March 31
	2007	2006
	(Millions of Dollars)
Powertrain	$94	$92
Sealing Systems	9	12
Vehicle Safety and Performance	46	40
Aftermarket Products and Services	124	114
Corporate	(74)	(112)

Total Operational EBITDA	199	146

Interest expense, net	(50)	(39)
Depreciation and amortization	(84)	(79)
Restructuring charges, net	(16)	(26)
Adjustment of assets to fair value	—	(20)
Chapter 11 and U.K. Administration related reorganization expenses	(14)	(21)
Other	1	—

Earnings (loss) before income tax expense	$36	$(39)

Total assets by reporting segment are as follows:

	March 31 2007	December 31 2006
	(Millions of Dollars)
Powertrain	$1,922	$1,906
Sealing Systems	766	760
Vehicle Safety and Performance	995	994
Aftermarket Products and Services	2,853	2,836
Corporate	754	683

	$7,290	$7,179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

18.	Stock-Based Compensation

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

In accordance with SFAS No. 123(R), Shared Based Payments, the Company has determined the amount of compensation expense associated with these stock options upon the fair value of such options as of March 31, 2007. Key assumptions and related option-pricing models used by the Company are summarized in the following table.

	Plain Vanilla Options	Options with Exchange
Valuation model	Black-Scholes	Modified Binomial
Expected volatility	36%	36%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected life of option	4.46 – 5.12%	4.46 – 5.12%
Expected term (in years)	3.96	4.82

Until the date of grant, the Company is required to reassess the value of the Options quarterly and adjust the aggregate compensation expense recognized to reflect any change in the value of the Options. During the three month periods ended March 31, 2007 and 2006, the Company recorded compensation expense of $1.1 million and $1.5 million, respectively. As of March 31, 2007 and December 31, 2006 there was approximately $18.7 million and $21.1 million, respectively, of total unrecognized compensation cost related to non-vested stock-options under the employment agreement, which is expected to be recognized ratably over the remaining term of the employment agreement.

Because of recent changes in the U.S. tax code, the Company has proposed changes to Mr. Alapont's non-qualified stock option grant from the reorganized Company. The proposed changes are detailed in the Fourth Amended Joint Plan of Reorganization filed with the U.S. Bankruptcy Court. The proposed changes eliminate the use of "options with exchange" and provide that all the granted options will be "plain vanilla" options as described above. Mr. Alapont also would enter into a deferred compensation arrangement that replaces the benefits which he would have had under the options with exchange provided for in his employment agreement. An actuarial calculation has estimated the value of this future option grant to be $33 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As a result of the Restructuring Proceedings (see Note 2 “Voluntary Reorganization Under Chapter 11 and U.K. Administration”) certain of the liabilities at March 31, 2007, as shown below, were liabilities subject to compromise as of the Petition date:

	Parent	Guarantor Subsidiaries	Non – Guarantor Subsidiaries	Consolidated
	(Millions of Dollars)
Debt	$4,053.9	$0.2	$—	$4,054.1
Asbestos liabilities	1.4	236.3	1,154.4	1,392.1
Accounts payable	59.0	116.4	—	175.4
Company-obligated mandatorily redeemable preferred securities of subsidiary holding solely convertible subordinated debentures of the Company	—	—	114.6	114.6
Interest payable	44.0	0.2	—	44.2
Environmental liabilities	27.0	—	—	27.0
Other accrued liabilities	13.8	0.1	(7.0)	6.9

	$4,199.1	$353.2	$1,262.0	$5,814.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended March 31, 2007

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$285.9	$414.4	$1,468.7	$(452.5)	$1,716.5
Cost of products sold	251.6	319.1	1,290.5	(452.5)	1,408.7

Gross margin	34.3	95.3	178.2	—	307.8

Selling, general and administrative expenses	60.9	55.2	90.8	—	206.9
Adjustment of assets to fair value	—	—	0.3	—	0.3
Interest expense, net	48.0	—	2.0	—	50.0
Chapter 11 and U.K. Administration related reorganization expenses	13.6	—	—	—	13.6
Equity earnings of unconsolidated affiliates	—	(1.3)	(6.6)	—	(7.9)
Restructuring expense, net	4.7	2.0	9.4	—	16.1
Other (income) expense, net	(18.9)	(20.7)	32.8	—	(6.8)

Earnings (loss) before income taxes and equity earnings of subsidiaries	(74.0)	60.1	49.5	—	35.6
Income tax expense	3.9	—	27.2	—	31.1

Earnings (loss) before equity earnings of subsidiaries	(77.9)	60.1	22.3	—	4.5
Equity earnings of subsidiaries	82.4	89.6	—	(172.0)	—

Net earnings (loss)	$4.5	$149.7	$22.3	$(172.0)	$4.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended March 31, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$301.9	$431.2	$1,305.7	$(438.5)	$1,600.3
Cost of products sold	258.0	333.4	1,162.4	(438.5)	1,315.3

Gross margin	43.9	97.8	143.3	—	285.0
Selling, general and administrative expenses	73.6	53.9	100.0	—	227.5
Adjustment of assets to fair value	8.4	0.2	11.5	—	20.1
Interest expense (income), net	47.0	—	(8.0)	—	39.0
Chapter 11 and U.K. Administration related reorganization expenses	21.1	—	—	—	21.1
Equity earnings of unconsolidated affiliates	—	(1.6)	(7.8)	—	(9.4)
Restructuring expense, net	3.3	0.1	22.4	—	25.8
Other (income) expense, net	(2.6)	(32.0)	34.3	—	(0.3)

Earnings (loss) before income taxes and equity earnings of subsidiaries	(106.9)	77.2	(9.1)	—	(38.8)
Income tax expense	1.0	1.1	27.5	—	29.6

Earnings (loss) before equity earnings of subsidiaries	(107.9)	76.1	(36.6)	—	(68.4)
Equity earnings of subsidiaries	39.5	13.5	—	(53.0)	—

Net earnings (loss)	$(68.4)	$89.6	$(36.6)	$(53.0)	$(68.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Balance Sheet

March 31, 2007

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$11.7	$—	$312.3	$—	$324.0
Accounts receivable, net	224.8	320.0	597.6	—	1,142.4
Inventories, net	99.0	285.7	518.5	—	903.2
Prepaid expenses and other current assets	58.7	33.5	187.4	—	279.6

Total current assets	394.2	639.2	1,615.8	—	2,649.2
Property, plant and equipment, net	218.6	472.0	1,362.6	—	2,053.2
Goodwill and indefinite-lived intangible assets	482.3	577.6	147.2	—	1,207.1
Definite-lived intangible assets, net	14.9	71.9	164.3	—	251.1
Investment in subsidiaries	7,265.0	2,995.4	—	(10,260.4)	—
Intercompany accounts, net	(4,369.2)	3,621.0	748.2	—	—
Asbestos-related insurance recoverable	—	159.5	700.6	—	860.1
Prepaid pension costs and other noncurrent assets	48.1	18.8	202.7	—	269.6

	$4,053.9	$8,555.4	$4,941.4	$(10,260.4)	$7,290.3

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt, including current portion of long-term debt	$373.0	$—	$123.1	$—	$496.1
Accounts payable	93.5	103.8	344.5	—	541.8
Accrued liabilities	119.9	67.2	320.6	—	507.7
Current portion of postemployment benefit liability	52.6	—	14.3	—	66.9
Other current liabilities	44.6	13.1	63.9	—	121.6

Total current liabilities	683.6	184.1	866.4	—	1,734.1

Liabilities subject to compromise	4,199.1	353.2	1,262.0	—	5,814.3

Long-term debt	—	—	26.4	—	26.4
Postemployment benefits	753.9	—	345.4	—	1,099.3
Long-term portion of deferred income taxes	—	—	95.7	—	95.7
Other accrued liabilities	70.9	7.5	89.3	—	167.7
Minority interest in consolidated subsidiaries	47.8	6.4	—	—	54.2
Shareholders' equity (deficit)	(1,701.4)	8,004.2	2,256.2	(10,260.4)	(1,701.4)

	$4,053.9	$8,555.4	$4,941.4	$(10,260.4)	$7,290.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Consolidating Condensed Balance Sheet

December 31, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$9.2	$—	$350.1	$—	$359.3
Accounts receivable, net	188.9	268.2	535.5	—	992.6
Inventories, net	98.6	282.5	511.5	—	892.6
Prepaid expenses and other current assets	50.6	33.3	164.3		248.2

Total current assets	347.3	584.0	1,561.4	—	2,492.7

Property, plant and equipment, net	227.1	474.1	1,377.4	—	2,078.6
Goodwill and indefinite-lived intangible assets	482.3	577.7	145.3	—	1,205.3
Definite-lived intangible assets, net	15.5	73.1	165.7	—	254.3
Investment in subsidiaries	7,264.8	3,006.4	—	(10,271.2)	—
Intercompany accounts, net	(4,369.4)	3,471.0	898.4	—	—
Asbestos-related insurance recoverable	—	160.2	698.8	—	859.0
Prepaid pension costs and other noncurrent assets	48.0	19.3	221.9	—	289.2

	$4,015.6	$8,365.8	$5,068.9	$(10,271.2)	$7,179.1

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt, including current portion of long-term debt	$371.1	$—	$111.0	$—	$482.1
Accounts payable	78.8	82.4	326.8	—	488.0
Accrued liabilities	103.1	59.0	272.9	—	435.0
Current portion of postemployment benefit liability	52.6	—	15.3	—	67.9
Other current liabilities	49.3	10.3	122.1	—	181.7

Total current liabilities	654.9	151.7	848.1	—	1,654.7

Liabilities subject to compromise	4,198.2	353.2	1,262.0	—	5,813.4

Long-term debt	—	—	26.7	—	26.7
Postemployment benefits	769.0	0.1	342.0	—	1,111.1
Long-term portion of deferred income taxes	—	—	81.8	—	81.8
Other accrued liabilities	92.4	—	92.7	—	185.1
Minority interest in consolidated subsidiaries	49.0	6.3	(1.1)	—	54.2
Shareholders' equity (deficit)	(1,747.9)	7,854.5	2,416.7	(10,271.2)	(1,747.9)

	$4,015.6	$8,365.8	$5,068.9	$(10,271.2)	$7,179.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Three Months Ended March 31, 2007

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net Cash Provided From (Used By) Operating Activities	$(33.1)	$61.0	$22.0	$—	$49.9

Expenditures for property, plant and equipment	(2.3)	(11.6)	(40.8)	—	(54.7)
Net proceeds from sale of property, plant and equipment	—	—	16.9	—	16.9

Net Cash Used By Investing Activities	(2.3)	(11.6)	(23.9)	—	(37.8)

Proceeds from borrowings on DIP credit facility	90.0	—	—	—	90.0
Principal payments on DIP credit facility	(88.1)	—	—	—	(88.1)
Increase in short-term debt	—	—	9.4	—	9.4
Decrease in long-term debt	—	—	(1.2)	—	(1.2)
Payments on factoring arrangements	—	—	(58.7)	—	(58.7)
Debt issuance fees	(0.3)	—	—	—	(0.3)
Change in intercompany accounts	34.8	(49.4)	14.6	—	—

Net Cash Provided From (Used By) Financing Activities	36.4	(49.4)	(35.9)	—	(48.9)
Effect of foreign currency exchange rate fluctuations on cash	1.5	—	—	—	1.5

Increase (decrease) in cash and equivalents	$2.5	$—	$(37.8)	$—	$(35.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Three Months Ended March 31, 2006

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net Cash Provided From (Used By) Operating Activities	$(18.2)	$97.1	$(24.2)	$—	$54.7

Expenditures for property, plant and equipment	(6.8)	(15.3)	(8.6)	—	(30.7)
Net proceeds from sale of property, plant and equipment	—	—	2.7	—	2.7
Net proceeds from sale of business	—	—	4.0	—	4.0

Net Cash Used By Investing Activities	(6.8)	(15.3)	(1.9)	—	(24.0)

Proceeds from borrowings on DIP credit facility	124.7	—	—	—	124.7
Principal payments on DIP credit facility	(153.0)	—	—	—	(153.0)
Decrease in short-term debt	—	—	(0.7)	—	(0.7)
Decrease in long-term debt	—	—	(0.6)	—	(0.6)
Net change in restricted cash	(1.0)	—	—	—	(1.0)
Change in intercompany accounts	57.4	(81.8)	24.4	—	—

Net Cash Provided From (Used By) Financing Activities	28.1	(81.8)	23.1	—	(30.6)

Effect of foreign currency exchange rate fluctuations on cash	8.3	—	—	—	8.3

Increase (decrease) in cash and equivalents	$11.4	$—	$(3.0)	$—	$8.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Federal-Mogul is a leading supplier of a broad range of vehicular parts, accessories, modules and systems to the automotive, small engine, heavy-duty, marine, railroad, aerospace and industrial markets, including customers in both the original equipment (“OE”) market and the replacement market (“aftermarket”). Federal-Mogul has established an expansive global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures, organized into five primary reporting segments; Powertrain, Sealing Systems, Vehicle Safety and Performance, Aftermarket Products and Services, and Corporate. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, United Kingdom, and the United States, and emerging markets including Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Thailand and Turkey. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

Federal-Mogul offers its customers a diverse array of market-leading products for OE and aftermarket applications, including engine bearings, pistons, piston pins, rings, cylinder liners, valve train and transmission products, connecting rods, sealing systems, element resistant systems protection sleeving products, electrical connectors and sockets, disc pads and brake shoes, and ignition, lighting, fuel, wiper and chassis products. The Company's principal customers include many of the world's original equipment manufacturers (“OEM”) of vehicles and industrial products and aftermarket retailers and wholesalers. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base. The Company's principal customers include many of the world's original equipment manufacturers (“OEM”) of vehicles and industrial products and aftermarket retailers and wholesalers.

The Company operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. In addition, customers continue to require periodic price reductions that require the Company to continually assess, redefine and improve its operations, products, and manufacturing capabilities to maintain and improve profitability. Management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy.

For a more detailed description of the Company’s business, products, industry, operating strategy and associated risks, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Voluntary reorganization under Chapter 11 and U.K. Administration

The Company and all of its wholly-owned United States subsidiaries filed voluntary petitions on October 1, 2001 for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 in the High Court. The High Court, in November 2006, approved the discharge of the Administration Proceedings for those U.K. subsidiaries that entered into Company Voluntary Arrangements.

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

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors are being paid for goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through their plan of reorganization under the Bankruptcy Code.

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

Solicitation packages containing the Third Amended Plan of Reorganization and Disclosure Statement (the “Third Amended Plan”), various supporting documents and a ballot, if appropriate, were mailed on July 12, 2004 to known creditors of the Company and to holders of common and preferred stock interests in the Company. The overwhelming majority of the classes of claims and interests voted to accept the Third Amended Plan. For the few classes of claims that voted to reject the Third Amended Plan, the Unsecured Creditors Committee, the Asbestos Claimants Committee, the Future Asbestos Claimants Representative, the Agent for the Pre-petition Bank Lenders and the Equity Security Holders Committee (collectively referred to as the “Plan Proponents”) intended to either amend the Third Amended Plan so as to obtain such classes’ accepting votes or seek to confirm the Third Amended Plan over the objection of such classes.

The Fourth Amended Joint Plan of Reorganization (the “Plan”) for the Company and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court on November 21, 2006. The Plan was jointly proposed by the Company and the Plan Proponents. On February 2, 2007, the supplemental Disclosure Statement was approved by the Bankruptcy Court to be used in soliciting votes to accept or reject the Plan from those classes of creditors whose treatment under the Plan has changed since the solicitation under the Third Amended Plan. A confirmation hearing has been scheduled for June 18, 2007 at which time the Bankruptcy Court is expected to review and confirm the Plan.

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

The Plan also provides that: i) the U.S. asbestos trust will make a payment to the reorganized Company (or pay a portion of the stock in the reorganized Company to be issued to the U.S. asbestos trust in lieu thereof) for the agreed amounts that will be used by the U.K. Administrators to provide distributions on account of U.K. asbestos personal injury claims; ii) the U.S. asbestos trust will provide an option to an affiliate of Mr. Carl Icahn for the purchase of the remaining shares of the reorganized Company held by such trust; and (iii) if such affiliate of Mr. Carl Icahn does not exercise such option, he or one of his affiliates will provide certain financing to the U.S. asbestos trust.

Unsecured creditors, including trade creditors, of the U.S. Debtors have the option to either receive shares of the reorganized Company or receive cash distributions under the Plan equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate payout of all allowed unsecured claims against the U.S. Debtors does not exceed $258 million. Any excess above this amount could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive.

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

The company voluntary arrangements (“CVAs”) became effective on October 11, 2006, resolving claims (other than those that are to be dealt with by the Plan) against the principal U.K. Debtors. The discharge of administration orders for the principal U.K. Debtors became effective on November 30, 2006. The CVAs divide asbestos claims against the principal U.K. Debtors into two categories: CVA Asbestos Claims and Chapter 11 Asbestos Claims. CVA Asbestos Claims are dealt with by the CVAs and it is intended that Chapter 11 Asbestos Claims will be dealt with by the Plan. The CVAs compromise and protect the CVA companies from the CVA Asbestos Claims. The trustees of the U.K. asbestos trust will pay dividends to CVA Asbestos claimants from the U.K. asbestos trust. Upon the effective date of the Plan, the Chapter 11 Asbestos Claims will be compromised. Accordingly, the Plan contemplates that the U.S. asbestos trustees look exclusively to the U.S. asbestos trust to pay dividends to Chapter 11 Asbestos claimants.

The Bankruptcy Court may confirm the plan of reorganization only upon making certain findings required by the Bankruptcy Code, and the plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. The pre-petition creditors of some Debtors may be treated differently than those of other Debtors under the proposed Plan. The Company expects the Plan will be confirmed at the confirmation hearing scheduled for June 18, 2007.

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

Asbestos Liabilities and Related Insurance Recoverable

The Company’s U.K. subsidiary, T&N Ltd., and two U.S. subsidiaries (the “T&N Companies”) are among many defendants named in numerous court actions in the U.S. alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N Ltd. is also subject to asbestos-disease litigation, to a lesser extent, in the U.K. and France. As of the Petition Date, T&N Ltd. was a defendant in approximately 115,000 pending personal injury claims. The two U.S. subsidiaries were defendants in approximately 199,000 pending personal injury claims. The Company includes as a pending claim open served claims, settled but not documented claims and settled but not paid claims. Notice of complaints continue to be received post-petition and are in violation of the automatic stay.

The Company, during the year ended December 31, 2000, increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.2 billion as of March 31, 2007) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants.

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

T&N Ltd. (formerly T&N, plc), during the year ended December 31, 1996, purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. The Company, during the year ended December 31, 2000, concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. The recorded insurance recoverable was $701 million as of March 31, 2007. One of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), in December 2001, filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. The parties were able to reach a settlement prior to the conclusion of the trial. As a result of this settlement, the Company recorded a $38.9 million asbestos charge during 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court's approval of the settlement was filed on March 1, 2004.

Subsequent to this motion, the other two reinsurers, Munchener Ruckversicherungs-Gesellschaft AG (“Munich Re”) and Centre Reinsurance International Co. (“CRIC”), a subsidiary of the Zurich Financial Services Group, notified the Company of their belief that the settlements with EIR and Sedgwick may breach one or more provisions of the reinsurance agreement. The parties were unable to resolve the issues raised by the two reinsurers and this prompted the U.K. Administrators to file an action in the High Court seeking a declaration that the settlements with EIR and Sedgwick do not breach provisions of the reinsurance agreement. A hearing was conducted during July 2005 and judgment was handed down on December 21, 2005. The High Court held that the settlements did not breach the reinsurance agreement. Munich Re and CRIC have not appealed the judgment. As a result, the motion seeking the Bankruptcy Court’s approval was renoticed and the Bankruptcy Court approved the settlement in November 2006.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater or less than $1.69/£, the Company will effectively have a premium or discount on claims paid. As of March 31, 2007, the $701 million insurance recoverable asset includes an exchange rate premium of approximately $87 million.

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

The liability (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of March 31, 2007) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

Both Abex and Wagner maintained separate product liability insurance coverage for most of the time that each manufactured products that contained asbestos. This coverage is shared with other third-party companies. The ultimate realization of insurance proceeds is directly related to the amount of related covered valid claims against the Company. If the ultimate asbestos claims are higher than the recorded liability, the Company expects the ultimate insurance recoverable to be higher than the recorded amount. If the ultimate asbestos claims are lower than the recorded liability, the Company expects the ultimate insurance recoverable to be lower than the recorded amount. While the Restructuring Proceedings and the proposed settlement with Cooper will impact the timing and amount of the asbestos claims and the insurance recoverable, there has been no change to the recorded amounts since the initiation of the Restructuring Proceedings, other than to reflect cash received under this policy, due to the uncertainties created by the Restructuring Proceedings. Accordingly, the recorded amounts for this insurance recoverable asset could change materially based upon events that occur from the Restructuring Proceedings.

The Company believes that based on its review of the insurance policies, the financial viability of the insurance carriers, and advice from outside legal counsel, it is probable that Abex and Wagner will realize an insurance recoverable correlating with the respective liability.

Results of Operations

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Consolidated Results

Net sales by reporting segment were:

	Three Months Ended March 31
	2007	2006
	(Millions of Dollars)
Powertrain	$649	$568
Sealing Systems	130	124
Vehicle Safety and Performance	198	185
Aftermarket Products and Services	740	723
Corporate	—	—

	$1,717	$1,600

The percentage of net sales by group and region are listed below. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance, and Aftermarket Products and Services, respectively.

	Three Months Ended March 31
	Powertrain	SS	VSP	APS	Total
2007
Americas	21%	66%	43%	73%	49%
Europe	72%	33%	55%	25%	47%
Asia	7%	1%	2%	2%	4%
2006
Americas	28%	69%	46%	75%	54%
Europe	70%	31%	53%	23%	44%
Asia	2%	0%	1%	2%	2%

Gross margin by reporting segment was:

	Three Months Ended March 31
	2007	2006
	(Millions of Dollars)
Powertrain	$78	$83
Sealing Systems	9	12
Vehicle Safety and Performance	50	46
Aftermarket Products and Services	173	165
Corporate	(2)	(21)

	$308	$285

Net sales increased by $117 million, or 7.3%, to $1,717 million for the first quarter of 2007 from $1,600 million in the same period of 2006. Improved volumes contributed $39 million in additional sales, and the acquisition of a controlling interest in Federal-Mogul Goetze (“FMG”) increased sales by $32 million. The impact of the U.S. dollar weakening against the Euro increased revenues reported by the Company’s European operations by $58 million, in addition to $2 million in favorable movements in other foreign currencies. These increases more than offset customer price reductions of $14 million.

In October 2006, as part of the discharge of U.K. Administration, the Company settled its U.K. pension liabilities and was relieved of responsibility for all U.K. pension benefit obligations. Prior to settlement, the Company was incurring pension expense for the related employees of approximately $11 million per month; $8 million recorded as cost of goods sold, and $3 million recorded as selling, general and administrative expense (“SG&A”). Once the pension was settled, the Company no longer recorded any charges relating to its U.K. pension plans.

Gross margin increased by $23 million to $308 million, or 17.9% of sales for the first quarter of 2007 from $285 million, or 17.8% of sales in the same period of 2006. Increases in margin due to volume and product mix of $7 million, improved manufacturing productivity and operational efficiency of $7 million, foreign currency of $10 million, and the impact of settlement of the U.K. pension plans were partially offset by customer price reductions of $14 million and increased raw material costs of $13 million.

Reporting Segment Results – Three Months Ended March 31, 2007 compared to March 31, 2006

The following table provides a reconciliation of changes in sales and gross margin for the three months ended March 31, 2007 compared with the three months ended March 31, 2006 for each of the Company’s reporting segments. “SS”, “VSP” and “APS” represent Sealing Systems, Vehicle Safety and Performance, and Aftermarket Products and Services, respectively.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of Dollars)
Sales
Three-months ended March 31, 2006	$568	$124	$185	$723	$—	$1,600
Sales volumes	21	4	7	7	—	39
Customer pricing	(8)	(1)	(4)	(1)	—	(14)
Acquisition	32	—	—	—	—	32
Foreign currency	36	3	10	11	—	60

Three-months ended March 31, 2007	$649	$130	$198	$740	$—	$1,717

Gross Margin
Three-months ended March 31, 2006	$83	$12	$46	$165	$(21)	$285
Sales volumes / mix	3	—	5	(1)	—	7
Customer pricing	(8)	(1)	(4)	(1)	—	(14)
Productivity, net of inflation	3	—	4	5	(5)	7
Raw materials sourcing	(10)	(2)	(4)	3	—	(13)
Settlement of U.K. pensions	—	—	—	1	24	25
Acquisition	1	—	—	—	—	1
Foreign currency	6	—	3	1	—	10

Three-months ended March 31, 2007	$78	$9	$50	$173	$(2)	$308

Powertrain

Sales increased by $81 million, or 14.3%, to $649 million for the first quarter of 2007 from $568 million in the same period of 2006. The Powertrain group generates about 70% of its revenue in Europe where the weakening of the U.S. dollar priarily against the euro increased reported sales by $36 million. Sales volumes increased by $21 million and the acquisition of a controlling interest in FMG in May 2006 contributed additional sales of $32 million. Continued customer pricing pressure reduced sales by $8 million.

Although sales volumes increased $21 million globally, weaker market demand in North America from both light vehicle and heavy duty OEMs reduced sales volumes by about $20 million. The most significant weakening occurred in North American heavy duty production as a result of the non-recurrence of 2006 prebuilds in advance of changes in emissions regulations that took effect at the end of 2006. The overall decline in North American volumes was more than offset by increased demand from both light and commercial vehicle OEMs in Europe of about $40 million, including the impact of new program launches.

Gross margin decreased by $5 million to $78 million, or 12.0% of sales, for the first quarter of 2007 compared to $83 million, or 14.5% of sales for the first quarter of 2006. Foreign currency movements increased gross margin by $6 million. The favorable impact of volume, mix and productivity in excess of labor and benefits inflation contributed a further $6 million, which was more than offset by raw material cost inflation of $10 million and customer price reductions of $8 million.

Sealing Systems

Sales increased by $6 million, or 4.8%, to $130 million for the first quarter of 2007 from $124 million in the same period of 2006. Approximately 33% of Sealing Systems’ revenues are generated in Europe and the resulting foreign currency movements increased sales by $3 million. European volumes increased slightly as a result of stronger OEM production, while in North America volumes remained largely flat as the general OEM production decline was offset by higher demand for OE Service (“OES”).

Gross margin decreased by $3 million, to $9 million, or 7.0% of sales, for the first quarter of 2007 compared to $12 million, or 9.8% of sales for the first quarter of 2006. This decrease was due largely to raw material inflation of $2 million and unfavorable customer pricing of $1 million.

Vehicle Safety and Performance

Sales increased by $13 million, or 7.0%, to $198 million for the first quarter of 2007 from $185 million in the same period of 2006. Approximately 55% of VSP sales are in Europe, where foreign currency movements increased sales by $10 million. Sales volumes increased by $7 million, partially offset by customer pricing reductions of $4 million. In North America, higher demand for OES, combined with new program launches mostly offset weaker OEM production in both light vehicle and heavy duty markets. Sales increased slightly in Europe due to stronger OEM production in both light and commercial vehicles.

Gross margin was $50 million, or 25.2% of sales, for the first quarter of 2007 compared to $46 million, or 24.6% of sales, for the first quarter of 2006. Higher sales volumes increased margin by $5 million. Improved productivity, net of inflation, of $4 million and favorable foreign currency of $3 million were more than offset by raw materials inflation of $4 million and customer pricing reductions of $4 million.

Aftermarket Products and Services

Sales increased by $17 million, or 2.3%, to $740 million for the first quarter of 2007, from $723 million in the same period of 2006. This change was due primarily to $7 million in increased sales volumes and $11 million in favorable foreign currency.

Gross margin was $173 million, or 23.3% of sales, for the first quarter of 2007 compared to $165 million, or 22.9% of sales, in the same period of 2006. This increase is primarily a result of improvements in distribution costs of $5 million, and $3 million in lower cost of sourced components.

Corporate

Corporate expenses fell by $19 million principally due to the cessation of the U.K. pension charge following settlement in October 2006 of the U.K. pension liabilities. Prior to settlement, the Company was incurring approximately $8 million per month in pension expense for the related employees.

Selling, General and Administrative Expenses

SG&A expenses were $207 million, or 12.1% of net sales, for the first quarter of 2007 as compared to $228 million, or 14.2% of net sales, for the same quarter of 2006. Selling, general and administrative expenses decreased primarily due to cost savings measures.

Included in SG&A expenses were research and development (“R&D”) costs, including product and validation costs, of $44 million for the quarter ended March 31, 2007 compared with $41 million for the same period in 2006. As a percentage of OE sales, R&D was 4.5% and 4.7% for the quarters ended March 31, 2007 and 2006, respectively. The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Federal-Mogul’s research and development activities are conducted at the Company's major research centers in Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Chapel, United Kingdom; Plymouth, Michigan; Skokie, Illinois, Ann Arbor, Michigan and Yokohama, Japan.

Interest Expense, net

Net interest expense was $50 million in the first quarter of 2007 compared to $39 million for the same quarter of 2006. The increase is due to higher average interest rates on all debt, and the loss of interest income of $7 million on the restricted U.K. cash balance of approximately $700 million held during 2006.

As a condition of granting the amended DIP credit facility priority over the collateral interest of the Senior Credit Agreements, the Bankruptcy Court ordered that the noteholders receive, in cash, adequate protection payments equal to one-half of one percent (0.5%) of the outstanding notes per year. These cash payments, which approximate $2.6 million per quarter, are recorded as interest expense in the statement of operations. All cash adequate protection payments made to the noteholders are provisional in nature and are subject to recharacterization, credit against allowed claims or other relief if the Bankruptcy Court were to ultimately conclude that the noteholders were not entitled to such payments.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three months ended March 31, 2007.

	Powertrain	SS	VSP	APS	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2006	$22.1	$10.0	$0.4	$7.6	$—	$40.1
Provisions	6.8	2.6	1.3	5.5	0.1	16.3
Reversals	(0.1)	(0.1)	—	—	—	(0.2)
Payments	(9.8)	(4.9)	(0.7)	(2.3)	—	(17.7)
Foreign currency	—	0.1	—	0.1	—	0.2

Balance of reserves at March 31, 2007	$19.0	$7.7	$1.0	$10.9	$0.1	$38.7

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs.

Adjustment of Assets to Fair Value

During the three month periods ended March 31, 2007 and 2006, the Company recorded charges of $0.3 million and $20.1 million, respectively, to adjust property, plant and equipment to their estimated fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The fair value of property, plant and equipment is based upon estimated discounted future cash flows and estimates of salvage value. The impairment charge represents the difference between the estimated fair values and the carrying value of the subject assets.

Impairment charges by reporting segment are as follows:

	March 31
	2007	2006
	Millions of Dollars
Powertrain	$—	$13.6
Sealing Systems	—	6.5
Vehicle Safety and Performance	—	—
Aftermarket Products and Services	0.3	—
Corporate	—	—

	$0.3	$20.1

Chapter 11 and U.K. Administration Related Reorganization Expenses

During the three months ended March 31, 2007 and 2006, the Company recorded Chapter 11 and U.K. Administration related reorganization expenses of $13.6 million and $21.1 million, respectively. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings.

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, and critical employee retention costs as follows:

	Three Months Ended March 31
	2007	2006
	(Millions of Dollars)
Professional fees directly related to the filing	$11.7	$17.3
Critical employee retention costs	1.9	3.8

	$13.6	$21.1

Cash payments for Chapter 11 and U.K. Administration related reorganization expenses totaled $14.9 million and $29.3 million for the three months ended March 31, 2007 and 2006, respectively.

Income Tax Expense

For the three months ended March 31, 2007, the Company recorded income tax expense of $31.1 million on earnings before income taxes of $35.6 million. This compares to income tax expense of $29.6 million on a loss before income taxes of $38.8 million in the same period of 2006. Income tax expense for the three month period ended March 31, 2007 differs from statutory rates due to non-recognition of income tax benefits on certain operating losses, primarily in the U.S., and non-deductible items in various jurisdictions.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the company recognized a $13.8 million decrease in the reserve for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 total shareholders’ deficit.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 16 of the consolidated financial statements, “Litigation and Environmental Matters”.

Liquidity and Capital Resources

Cash Flow

Cash flow provided from operating activities was $50 million for the first quarter of 2007, compared to cash provided from operating activities of $55 million in the same for the comparable period of 2006.

Cash flow used by investing activities was $38 million in the first three months of 2007. Capital expenditures of $55 million were partially offset by proceeds from the sale of property, plant and equipment of $17 million.

Cash flow used by financing activities was $49 million for the first three months of 2007 primarily resulting from cash used by the Company’s factoring arrangements.

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

In April 2007, Citicorp, JPMorgan Chase Bank, and certain of their subsidiaries agreed to underwrite and arrange the extension of the Amended DIP Facility’s term from July 1, 2007 to December 31, 2007 on generally consistent terms. The Company filed a motion with the Bankruptcy Court on April 16, 2007, requesting, among other things, authorization to enter into the agreement to extend the pre-petition financing. The Company expects the motion to be heard by the Bankruptcy Court on May 21, 2007.

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

The amended DIP facility is secured by the Company’s domestic assets and the DIP lenders received permission from the lenders of the Senior Credit Agreements to have priority over their collateral interest. The Term Loan Facility has a first priority lien in the domestic fixed assets of the Company and a second priority lien in the Company’s domestic current assets. The Revolving Credit Facility has a first priority lien in the Company’s domestic current assets and a second priority lien in its domestic fixed assets. Availability under the Company’s Revolving Credit Facility is determined by the underlying collateral borrowing base at any point in time, consisting of the Company’s domestic inventories and domestic accounts receivable. The borrowing base available to the Company is calculated weekly based on the value of this underlying collateral. Commitments available under the amended DIP facility are mandatorily reduced by a portion of proceeds from certain future asset or business divestitures. Amounts available and outstanding on the amended DIP credit facility are further discussed in Note 11 to the consolidated financial statements, “Debt.”

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

The Company has pledged 100% of the capital stock of certain U.S. subsidiaries, 65% of capital stock of certain foreign subsidiaries and certain intercompany loans to secure the Senior Credit Agreements of the Company. Certain of such pledges also extend to the Notes, Medium-Term Notes and Senior Notes. In addition, certain subsidiaries of the Company have guaranteed the senior debt (refer to Note 19, “Consolidating Condensed Financial Information of Guarantor Subsidiaries.”)

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

At March 31, 2007, the Company was in compliance with all debt covenants under its existing DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the expiration of the facility and any extention thereof. Changes in the business environment, market factors, macro-economic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

Other Liquidity and Capital Resource Items

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximates $167 million and $187 million at March 31, 2007 and December 31, 2006, respectively. The investment balance decreased during the three months ended March 31, 2007 primarily resulting from dividends paid by the joint venture affiliaites of approximately $28 million.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts including pistons, pins, piston rings, and cylinder liners, to OE and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of March 31, 2007, the total amount of the contingent guarantee, were all triggering events to occur, approximated $55 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the joint venture partner’s interest in the affiliate. If this put option is exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

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

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and Spain are party to accounts receivable factoring and discounting arrangements. Gross accounts receivable factored or discounted under these facilities were $290 million and $272 million as of March 31, 2007 and December 31, 2006, respectively. Of those gross amounts, $264 million and $252 million, respectively, were factored without recourse and treated as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of March 31, 2007 and December 31, 2006, the Company had outstanding factored amounts of $8 million and $9 million, respectively, for which cash had not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the statement of operations within “other income, net.”

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

As currency exchange rates change, translation of the statements of operations of the Company's international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ deficit for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive loss was decreased by $17 million and $6 million for the three months ended March 31, 2007 and 2006, respectively, due to cumulative translation adjustments resulting primarily from changes in the U.S. Dollar to the Euro and British Pound.

The Company, from time to time, manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs. The Company did not have any foreign currency hedge contracts outstanding at March 31, 2007.

Interest Rate Risk

In connection with the Restructuring Proceedings and in accordance with SOP 90-7, the Company ceased recording interest expense on its outstanding pre-petition Notes, Medium-Term Notes, and Senior Notes effective October 1, 2001.

In connection with the Restructuring Proceedings, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. The Company’s current DIP credit facility expires in July 2007, and the interest rate is either the alternate base rate (“ABR”) plus 1 1/4 percentage points or the London Inter-Bank Offered Rate (“LIBOR”) plus 2 1/4 percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus  1/2 percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures. The amount outstanding from the DIP facility as of March 31, 2007 was approximately $373 million.

In April 2007, Citicorp, JPMorgan Chase Bank, and certain of their subsidiaries agreed to underwrite and arrange the extension of the Amended DIP Facility’s term from July 1, 2007 to December 31, 2007 on generally consistent terms. The Company filed a motion with the Bankruptcy Court on April 16, 2007, requesting, among other things, authorization to enter into the agreement to extend the pre-petition financing. The Company expects the motion to be heard by the Bankruptcy Court on May 21, 2007.

Management believes that, due to the level of outstanding borrowings on the Company’s DIP credit facility, interest rate risk to the Company could be material if there are significant adverse changes in interest rates. However, management cannot predict with any certainty the level of interest rate risk that may exist following the completion of the Restructuring Proceedings.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials used in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price forward contract activity is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts, including exposures related to natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to fifteen months in the future. The Company had 122 contracts outstanding with a combined notional value of $94.0 million at March 31, 2007. Unrealized gains of approximately $10 million for the three months ended March 31, 2007 were recorded to “other (income) expense, net.”

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's periodic Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007, at the reasonable assurance level previously described.

The acquisition of the controlling interest in Federal-Mogul Goetze India Limited (“FMG”) expands the Company’s internal control over financial reporting. The evaluation of the effectiveness of the design and operation of our disclosure controls and procedures excluded the internal controls over financial reporting at FMG.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of March 31, 2007, the Company's management, with the participation of the principal executive and financial officers, has evaluated for disclosure, changes to the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2007.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.

Note 16 to the Consolidated Financial Statements, “Litigation and Environmental Matters”, that is included in Part I of this report, is incorporated herein by reference.

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

Dated: May 1, 2007