Form 10-Q
period 2007-06-30
FEDERAL MOGUL CORP
filed 2007-07-30
CIK 34879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of July 25, 2007, there were 89,861,480 outstanding shares of the registrant’s $5.00 stated value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2007

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(Millions of Dollars, Except Per Share Amounts)

Net sales	$1,763.4	$1,631.6	$3,479.9	$3,231.9
Cost of products sold	1,441.0	1,327.4	2,849.7	2,642.7

Gross margin	322.4	304.2	630.2	589.2

Selling, general and administrative expenses	212.7	218.4	419.6	445.9
Adjustment of assets to fair value	3.2	1.1	3.5	21.2
Interest expense, net	51.9	44.3	101.9	83.3
Chapter 11 and U.K. Administration related reorganization expenses	27.6	20.8	41.2	41.9
Equity earnings of unconsolidated affiliates	(10.1)	(7.7)	(18.0)	(17.1)
Restructuring expense, net	13.5	16.5	29.6	42.3
Other income, net	(1.5)	(1.0)	(8.3)	(1.3)

Income (loss) before income tax expense	25.1	11.8	60.7	(27.0)
Income tax expense	21.2	28.6	52.2	58.2

Net income (loss)	$3.9	$(16.8)	$8.5	$(85.2)

Basic and diluted income (loss) per common share:
Basic net income (loss) per common share	$0.04	$(0.19)	$0.10	$(0.96)

Diluted net income (loss) per common share	$0.04	$(0.19)	$0.09	$(0.96)

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	(Unaudited) June 30 2007	December 31 2006
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$378.1	$359.3
Accounts receivable, net	1,167.7	992.6
Inventories, net	905.8	892.6
Prepaid expenses and other current assets	291.4	248.2

Total current assets	2,743.0	2,492.7

Property, plant and equipment, net	2,055.5	2,078.6
Goodwill and indefinite-lived intangible assets	1,219.7	1,205.3
Definite-lived intangible assets, net	254.1	254.3
Asbestos-related insurance recoverable	873.7	859.0
Prepaid pension costs and other noncurrent assets	262.5	289.2

	$7,408.5	$7,179.1

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$820.2	$482.1
Accounts payable	618.4	488.0
Accrued liabilities	514.2	435.0
Current portion of postemployment benefit liability	67.0	67.9
Other current liabilities	147.1	181.7

Total current liabilities	2,166.9	1,654.7

Liabilities subject to compromise	5,455.5	5,813.4

Long-term debt	22.8	26.7
Postemployment benefits	1,094.6	1,111.1
Long-term portion of deferred income taxes	84.2	81.8
Other accrued liabilities	159.6	185.1
Minority interest in consolidated subsidiaries	40.1	54.2

Shareholders’ deficit:
Series C ESOP preferred stock	28.0	28.0
Common stock	449.3	445.3
Additional paid-in capital	2,199.4	2,160.2
Accumulated deficit	(4,129.4)	(4,151.7)
Accumulated other comprehensive loss	(162.5)	(229.7)

Total shareholders’ deficit	(1,615.2)	(1,747.9)

	$7,408.5	$7,179.1

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2007	2006
	(Millions of Dollars)

Cash Provided From (Used By) Operating Activities
Net income (loss)	$8.5	$(85.2)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	172.1	159.4
Adjustment of assets to fair value	3.5	21.2
Change in postemployment benefits, including pensions	(27.1)	67.4
Change in deferred taxes	3.8	(7.4)
Changes in operating assets and liabilities:
Accounts receivable	(157.8)	(80.7)
Inventories	0.9	(58.6)
Accounts payable	106.5	72.3
Other assets and liabilities	75.5	46.3

Net Cash Provided From Operating Activities	185.9	134.7

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(132.0)	(80.6)
Net proceeds from the sale of property, plant and equipment	18.1	2.7
Net proceeds from the sale of business	—	4.0
Proceeds from sale of investment	13.8	—
Payments to acquire minority interests	(6.8)	—
Payments to acquire business	—	(30.5)

Net Cash Used By Investing Activities	(106.9)	(104.4)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on DIP credit facility	550.0	164.3
Principal payments on DIP credit facility	(228.1)	(198.0)
Increase in short-term debt	8.7	0.3
Decrease in other long-term debt	(5.8)	(1.0)
Net change in restricted cash	—	(26.9)
Payments on factoring arrangements	(58.9)	—
Repayment of pre-petition Tranche C debt	(330.4)	—
Debt refinance fees	(0.3)	—

Net Cash Used By Financing Activities	(64.8)	(61.3)

Effect of foreign currency exchange rate fluctuations on cash	4.6	47.9

Increase in cash and equivalents	18.8	16.9

Cash and equivalents at beginning of period	359.3	387.2

Cash and equivalents at end of period	$378.1	$404.1

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2007

1.	Basis of Presentation

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (“Federal-Mogul” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary to present fair statements of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Financial Statement Presentation: The Company and all of its wholly-owned United States (“U.S.”) subsidiaries filed voluntary petitions on October 1, 2001 (the “Petition Date”) for reorganization (the “U.S. Restructuring” or the “Restructuring Proceedings”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom (“U.K.”) subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration under the United Kingdom Insolvency Act of 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The High Court, in November 2006, approved the discharge of the Administration Proceedings for those U.K. subsidiaries that entered into Company Voluntary Arrangements. The Chapter 11 Cases are further discussed in Note 2 to the consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments to the amounts and/or changes of ownership, is highly uncertain. While operating as debtors-in-possession (“DIP”) under the protection of Chapter 11 of the Bankruptcy Code and subject to approval of the Bankruptcy Court, or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, the plan of reorganization could materially change the amounts and/or classifications from these included within the historical consolidated financial statements.

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

Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and Spain are party to accounts receivable factoring and discounting arrangements. Gross accounts receivable factored or discounted under these facilities was $324 million and $272 million as of June 30, 2007 and December 31, 2006, respectively. Of those gross amounts, $294 million and $252 million, respectively, were factored without recourse and treated as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of June 30, 2007 and December 31, 2006, the Company had outstanding factored amounts of $13 million and $9 million, respectively, for which cash had not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the statements of operations within “other income, net.”

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

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors have submitted and have requested the Bankruptcy Court to approve and implement a plan for addressing the asbestos-related claims against them, as discussed below.

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors are being paid for goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through their plan of reorganization under the Bankruptcy.

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

The Fourth Amended Joint Plan of Reorganization (the “Plan”) for the Company and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court on November 21, 2006. The Plan was jointly proposed by the Company and the Plan Proponents. On February 2, 2007, the supplemental Disclosure Statement was approved by the Bankruptcy Court to be used in soliciting votes to accept or reject the Plan from those classes of creditors whose treatment under the Plan has changed since the solicitation under the Third Amended Plan. Voting on the Plan concluded in May 2007, with all classes of creditors and interest holders entitled to vote on the Plan voting to accept the Plan.

The confirmation hearing relating to the Plan began on June 18, 2007. Although all major constituencies in the Chapter 11 Cases support confirmation of the Plan, and the Plan has been accepted by all classes of creditors and interest holders, certain parties have objected to confirmation of the Plan, and those objections were addressed as part of the confirmation hearing. After six days of hearings before the Bankruptcy Court, the presentation of evidence in connection with the confirmation hearing ended on July 10, 2007. The Bankruptcy Court has asked for additional briefing relating to the confirmation hearing to be submitted by August 30, 2007, and has scheduled closing arguments for the confirmation hearing on October 1, 2007. While the outcome of the confirmation hearing and the timetable for confirmation of the Plan reside with the Bankruptcy Court, the Company anticipates that the Plan will be confirmed reasonably promptly after completion of the closing arguments.

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting the Company and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. The Plan provides that all currently outstanding stock of the Company will be cancelled, 50.1% of newly issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trust, and 49.9% of the newly issued common stock of reorganized Federal-Mogul will be distributed pro rata to the noteholders and holders of unsecured claims against the U.S. Debtors that elected to have their claims satisfied by receiving shares of common stock of reorganized Federal-Mogul rather than cash. The holders of currently outstanding common and preferred stock of the Company, at the time those shares are cancelled, will receive warrants that may be used to purchase shares of common stock of reorganized Federal-Mogul at a predetermined exercise price. These warrants will only be of value if the market price of the shares of common stock of reorganized Federal-Mogul exceeds the predetermined exercise price during the 7-year term during which the warrants will be saleable or exercisable.

The Plan also provides that: i) the U.S. asbestos trust will make a payment to the reorganized Company (or pay a portion of the common stock of reorganized Federal-Mogul to be issued to the U. S. asbestos trust in lieu thereof) for the agreed amounts that will be used by the U.K. Administrators to provide distributions on account of U.K. asbestos personal injury claims; ii) the U.S. asbestos trust will provide an option to an affiliate of Mr. Carl Icahn for the purchase of the remaining shares of common stock of reorganized Federal-Mogul held by such trust; and (iii) if such affiliate of Mr. Carl Icahn does not exercise such option, an affiliate of Mr. Carl Icahn will provide certain financing to the U.S. asbestos trust.

Unsecured creditors, including trade creditors, of the U.S. Debtors have the option to either receive shares of reorganized Federal-Mogul or receive cash distributions under the Plan equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate payout of all allowed unsecured claims against the U.S. Debtors does not exceed $258 million. Any excess above this amount could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive.

The Administrators of the U.K. Debtors and the Plan Proponents, on September 26, 2005, entered into an agreement outlining the terms and conditions of distributions to the creditors of the U.K. Debtors (“U.K. Settlement Agreement”). Prior to this agreement, the Administrators had agreed to sell certain long-term intercompany notes held by T&N Limited (“Loan Notes”) to Deutsche Bank as a means to fund expected distributions to creditors. In December 2005, in accordance with terms of the U.K. Settlement Agreement, the Company elected to retain the Loan Notes. Concurrently, the Loan Notes were transferred from the U.K. Debtors to a newly created non-debtor wholly-owned subsidiary of the Company and to Federal-Mogul Corporation, as provided in the Loan Note Sale Agreement filed with the SEC on Form 8-K on December 15, 2005. A copy of the U.K. Settlement Agreement was filed with the SEC on Form 8-K on September 30, 2005.

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

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. The pre-petition creditors of some Debtors may be treated differently than those of other Debtors under the proposed Plan and CVAs. While the outcome of the confirmation hearing and the timetable for confirmation of the Plan reside with the Bankruptcy Court, the Company anticipates that the Plan will be confirmed reasonably promptly after completion of the closing arguments.

Chapter 11 Financing

In connection with the Restructuring Proceedings, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. In May 2007, the Company amended its DIP facility, modifying certain terms of the agreement and extending the term of the post-petition financing through December 31, 2007. The amended DIP facility consists of a $500 million revolving credit facility (“Revolving Credit Facility”) and a $605 million term loan facility (“Term Loan Facility”). The proceeds of the Term Loan Facility were used primarily to refinance approximately $330 million in loans under the Senior Credit Facility and for general corporate purposes.

The Revolving Credit Agreement has an interest rate of either the alternative base rate (“ABR”) plus  1/2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 1 1/2 percentage points. Interest on the Term Loan accrues at a rate of either the ABR plus  3/4 percentage point or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 1 3/4 percentage points. ABR is the greater of either the bank’s prime rate or the federal funds rate plus  1/2 percentage point or  3/4 percentage point on the Revolving Credit Facility or Term Loan Facility, respectively.

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

The Bankruptcy Court further ordered additional adequate protection to the noteholders in the form of either cash payment of one-half of one percent (0.5%) of the outstanding notes per year or the granting of an administrative expense claim pursuant to Section 507(b) of the Bankruptcy Code in the amount of one percent (1.0%) of the outstanding notes per year. The Company has elected to grant an administrative expense claim in favor of the noteholders for this additional adequate protection. All adequate protection administrative expense claims inured in favor of the noteholders are provisional in nature and subject to challenge by all parties-in-interest to the Restructuring Proceedings. Thus, the ultimate amount and related payment terms, if any, for these administrative expense claims will be established in connection with the Restructuring Proceedings. Accordingly, such additional administrative expense claims, approximating $118 million as of June 30, 2007, have not been recorded in the accompanying financial statements.

Financial Statement Classification

Virtually all of the Company’s pre-petition debt is in default. At June 30, 2007, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise.” This includes debt outstanding of $1,635.8 million under the pre-petition Senior Credit Agreements and $2,117.4 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $29.1 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

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

Liabilities subject to compromise include the following:

	June 30 2007	December 31 2006
	(Millions of Dollars)

Debt	$3,724.1	$4,053.5
Asbestos liabilities	1,392.9	1,391.7
Accounts payable	175.5	175.4
Company-obligated mandatorily redeemable securities	74.3	114.6
Interest payable	44.2	44.2
Environmental liabilities	27.0	26.7
Other accrued liabilities	17.5	7.3

Subtotal	5,455.5	5,813.4
Intercompany payables to affiliates	408.8	408.8

	$5,864.3	$6,222.2

The reduction in liabilities subject to compromise reflects the conversion of Trust Convertible Preferred Securities into the Company’s common stock, and the repayments of approximately $330 million of the Senior Credit Facility (see note 11).

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

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(Millions of Dollars)

Professional fees directly related to the filing	$25.1	$15.7	$36.8	$33.0
Critical employee retention costs	2.5	4.6	4.4	8.4
Other direct costs	—	0.5	—	0.5

	$27.6	$20.8	$41.2	$41.9

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

Approximately 10,800 proofs of claim, totaling approximately $171.1 billion in alleged claims against various Debtors, were filed in connection with the March 3, 2003 bar date.

•

To date, the Debtors have obtained orders allowing and disallowing more than 5,000 claims and stipulations or withdrawals of more than 1,700 claims, effectively reducing claims filed by approximately $9.8 billion and allowing claims of approximately $120 million.

•	The Debtors have completed the review of approximately 2,000 claims totaling approximately $40.0 million for which no reduction is to be sought.

•

Approximately 260 claims, totaling approximately $2.1 billion, are associated with asbestos-related contribution, indemnity, or reimbursement claims. These claims will be handled and resolved by the Asbestos Trust in accordance with the Trust Distribution Procedures detailed in the Plan.

•	The Debtors have identified approximately 70 contribution and indemnity claims, totaling approximately $12.0 billion, which will be resolved through a settlement that is embodied in the Plan.

•

Approximately 900 claims, totaling $27.0 million in liquidated and an unspecified amount in unliquidated claims, represent asbestos property damage claims for which settlements have been documented and have either been approved by the Bankruptcy Court or are embodied in the Plan for resolution when the Plan is confirmed and becomes effective.

Of the remaining 870 claims:

•

The Debtors have completed the review of approximately 320 claims, totaling approximately $139.1 billion, which the Debtors believe should be disallowed by the Bankruptcy Court primarily because these claims appear to be duplicative or unsubstantiated.

•

Approximately 10 claims, totaling approximately $7.3 billion, represent bank and noteholder debt claims. The Debtors have previously recorded approximately $4.3 billion for these claims, which is included in the financial statement caption “Liability subject to compromise”. The Debtors believe the amount in excess of their books and records are duplicative and will be filing pleadings to have the duplicative amounts disallowed.

•

Approximately 270 claims, totaling approximately $4.0 million, represent employee benefit claims. The Plan provides that nearly all employee benefit claims involving the U.S. Debtors will be unimpaired and honored in the ordinary course of the operations of the reorganized Federal-Mogul.

The Debtors have not completed their evaluation of the approximately 270 remaining claims, totaling approximately $609.0 million, alleging rights to payment for financing, environmental, litigation, executory contracts, taxes, trade accounts payable and other matters. The Debtors continue to investigate these unresolved proofs of claim, and intend to file objections to the claims that are inconsistent with their books and records. Accordingly, the ultimate number and allowed amount of such claims are not presently known and cannot be reasonably estimated at this time. The resolution of such claims could result in a material adjustment to the Debtors’ financial statements.

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

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(Millions of Dollars)

Net sales	$925.5	$930.7	$1,823.1	$1,872.6
Cost of products sold	754.6	786.1	1,512.4	1,596.5

Gross margin	170.9	144.6	310.7	276.1

Selling, general and administrative expenses	130.7	148.7	260.3	300.6
Adjustment of assets to fair value	—	0.8	—	12.4
Interest expense, net	48.0	42.7	95.3	81.7
Chapter 11 and U.K. Administration related reorganization expenses	27.6	20.8	41.2	41.9
Interest income from non-filers	(18.8)	(75.7)	(46.3)	(149.8)
Restructuring expense, net	6.1	9.8	14.2	20.2
Other income, net	(22.2)	(6.0)	(56.4)	(13.8)

Income (loss) before income taxes and equity income (loss) of non-Debtor subsidiaries	(0.5)	3.5	2.4	(17.1)
Income tax expense	0.4	2.2	4.4	4.4

Income (loss) before equity income (loss) of non-Debtor subsidiaries	(0.9)	1.3	(2.0)	(21.5)
Equity income (loss) of non-Debtor subsidiaries	4.8	(18.1)	10.5	(63.7)

Net income (loss)	$3.9	$(16.8)	$8.5	$(85.2)

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Balance Sheets

	(Unaudited) June 30 2007	December 31 2006
	(Millions of Dollars)

ASSETS
Current assets:
Cash and equivalents	$79.8	$50.8
Accounts receivable, net	651.1	543.3
Accounts receivable from non-Debtor affiliates	518.4	524.7
Inventories, net	401.4	420.3
Prepaid expenses and other current assets	103.4	97.2

Total current assets	1,754.1	1,636.3

Property, plant and equipment, net	776.6	830.3
Goodwill and indefinite-lived intangible assets	1,092.8	1,128.8
Definite-lived intangible assets, net	179.0	183.9
Asbestos-related insurance recoverable	873.7	859.0
Loans receivable from and investments in non-Debtors, net	1,806.6	1,695.4
Prepaid pension costs and other noncurrent assets	242.3	247.2

	$6,725.1	$6,580.9

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$693.0	$371.1
Accounts payable and accrued compensation	316.5	267.5
Accounts payable to non-Debtor affiliates	350.4	339.5
Current portion of postemployment benefit liability	52.6	52.6
Other current liabilities	231.1	185.9

Total current liabilities	1,643.6	1,216.6

Postemployment benefits	734.5	769.1
Other accrued liabilities	97.9	120.9
Liabilities subject to compromise	5,864.3	6,222.2
Shareholders’ deficit	(1,615.2)	(1,747.9)

	$6,725.1	$6,580.9

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2007	2006
	(Millions of Dollars)

Net Cash Provided From (Used By) Operating Activities	$50.0	$89.0

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(34.5)	(42.3)
Net proceeds from the sale of property, plant and equipment	14.2	—
Net proceeds from the sale of businesses	—	3.6
Net proceeds from the sale of investment	13.8	—
Payments to acquire minority interest	(6.8)	—

Net Cash Used By Investing Activities	(13.3)	(38.7)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on DIP credit facility	550.0	164.3
Principal payments on DIP credit facility	(228.1)	(198.0)
Principal payments on pre-petition Tranche C debt	(330.4)	—
Net change in restricted cash	—	(26.9)
Debt refinance fees	(0.3)	—

Net Cash Used By Financing Activities	(8.8)	(60.6)

Effect of foreign currency exchange rate fluctuations on cash	1.1	41.3

Increase in cash and equivalents	29.0	31.0

Cash and equivalents at beginning of period	50.8	53.8

Cash and equivalents at end of period	$79.8	$84.8

3.	Acquisitions

The Company, during May 2006, invested approximately $32 million for the acquisition of a controlling interest in Federal-Mogul Goetze India Limited (“FMG”), a piston and piston ring manufacturer headquartered in Delhi, India. FMG has three main operations in India, located in Patiala, Bangalore, and Bhiwadi, which supply major Indian original equipment manufacturers (“OEM”) in the automotive, heavy-duty, motorcycle, industrial and agricultural markets and a variety of aftermarket and export customers.

Prior to this acquisition, the Company owned 25.47% of the outstanding shares of FMG and had accounted for its investment using the equity method of accounting. As a result of this acquisition, the Company owns 50.11% of the outstanding shares, has effective control of FMG, and consolidates its results of operations. During the quarter ended June 30, 2007, the Company finalized its purchase price allocation in accordance with SFAS No. 141, Business Combinations. Changes from the initial purchase price allocation completed during 2006 and the final purchase price allocation were not material.

4.	Adjustment of Long-Lived Assets to Fair Value

During the six month periods ended June 30, 2007 and 2006, the Company recorded charges of $3.5 million and $21.2 million, respectively, to adjust property, plant and equipment to their estimated fair values in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The fair value of property, plant and equipment is based upon estimated discounted future cash flows and estimates of salvage value. The impairment charge represents the difference between the estimated fair values and the carrying value of the subject assets.

Impairment charges by reporting segment are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(Millions of Dollars)

Powertrain Energy	$—	$0.5	$—	$10.7
Powertrain Sealing and Bearings	—	3.9	—	13.4
Vehicle Safety and Protection	—	—	—	—
Automotive Products	3.2	(0.1)	3.5	0.3
Global Aftermarket	—	—	—	—
Other	—	(3.2)	—	(3.2)

	$3.2	$1.1	$3.5	$21.2

5.	Restructuring

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the six months ended June 30, 2007. “PTE”, “PTSB”, “VSP”, “AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of dollars)

Balance of reserves at December 31, 2006	$15.6	$16.5	$0.4	$5.1	$2.5	$—	$40.1
Provisions	2.4	7.0	1.3	1.5	4.0	0.1	16.3
Reversals	(0.1)	(0.1)	—	—	—	—	(0.2)
Payments	(4.9)	(9.9)	(0.7)	(1.3)	(0.9)	—	(17.7)
Foreign currency	0.1	0.1	—	—	—	—	0.2

Balance of reserves at March 31, 2007	13.1	13.6	1.0	5.3	5.6	0.1	38.7
Provisions	6.7	5.4	1.3	0.7	—	—	14.1
Reversals	—	(0.3)	(0.3)	—	—	—	(0.6)
Payments	(5.1)	(9.8)	(0.5)	(0.9)	(1.7)	—	(18.0)
Foreign currency	0.1	0.1	0.1	—	—	—	0.3

Balance of reserves at June 30, 2007	$14.8	$9.0	$1.6	$5.1	$3.9	$0.1	$34.5

In January 2006 the Company announced a global restructuring plan (“Restructuring 2006”), as part of its global profitable growth strategy. This plan will affect approximately 25 facilities and reduce the Company’s workforce by approximately 10% by the end of 2008. The Company continues to solidify the individual components of this plan, and will announce those components as plans are finalized.

As of June 30, 2007 the Company has recorded cumulative restructuring charges of $107 million related to previously announced closures and projects associated with Restructuring 2006. The Company expects to incur additional charges of approximately $50 million in connection with Restructuring 2006, and expects to achieve annual cost savings of $130 million subsequent to the completion of this restructuring program.

During the quarter ended March 31, 2007, the Company announced the closure of its facility located in Gif-sur-Yvette, France. As of March 31, 2007, the Company has recorded cumulative restructuring charges of $95 million related to this and other previously announced closures and projects associated with Restructuring 2006. Included in the summary table above, the payment activity and remaining reserves associated with activities executed under Restructuring 2006 are as follows:

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of dollars)

Balance of reserves at December 31, 2006	$10.8	$15.9	$0.4	$4.6	$1.1	$—	$32.8
Provisions	2.4	7.0	0.8	1.5	3.2	—	14.9
Reversals	(0.1)	(0.1)	—	—	—	—	(0.2)
Payments	(4.6)	(9.9)	(0.2)	(1.3)	(0.6)	—	(16.6)
Foreign currency	0.1	0.1	—	—	—	—	0.2

Balance of reserves at March 31, 2007	8.6	13.0	1.0	4.8	3.7	—	31.1
Provisions	6.5	5.4	0.1	0.7	—	—	12.7
Reversals	—	(0.3)	(0.3)	—	—	—	(0.6)
Payments	(4.9)	(9.8)	(0.3)	(0.8)	(1.3)	—	(17.1)
Foreign currency	—	0.1	—	—	—	—	0.1

Balance of reserves at June 30, 2007	$10.2	$8.4	$0.5	$4.7	$2.4	$—	$26.2

Significant components of charges related to Restructuring 2006 are as follows:

	Total Expected Costs	Incurred Prior to April 1, 2007	Incurred During the Quarter	Estimated Charges Not Yet Incurred
	(Millions of dollars)

Powertrain Energy	$33.7	$20.2	$6.5	$7.0
Powertrain Sealing and Bearings	57.3	39.2	5.1	13.0
Vehicle Safety and Protection	24.5	3.7	(0.2)	21.0
Automotive Products	25.0	20.3	0.7	4.0
Global Aftermarket	15.7	11.7	—	4.0
Corporate	1.1	0.1	—	1.0

	$157.3	$95.2	$12.1	$50.0

6.	Other Income, Net

The specific components of “Other income, net” are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(Millions of Dollars)

Amortization of intangible assets	$4.8	$4.4	$9.3	$8.7
Foreign currency exchange	0.1	(5.3)	0.5	(9.3)
Minority interest in consolidated subsidiaries	(3.4)	1.2	(2.7)	2.1
Royalty income	(0.8)	—	(0.7)	(0.3)
Accounts receivable discount expense	1.9	0.7	3.6	2.0
Gain on sale of assets	(7.5)	(0.4)	(10.5)	(0.2)
(Gain) loss on sale of businesses	0.4	—	0.4	(0.3)
Unrealized (gain) loss on commodity forward contracts	3.3	—	(6.5)	—
Other	(0.3)	(1.6)	(1.7)	(4.0)

	$(1.5)	$(1.0)	$(8.3)	$(1.3)

7.	Inventories

Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 43% and 45% of inventories at June 30, 2007 and December 31, 2006, respectively. The remaining inventories are recorded using the first-in, first-out (FIFO) method. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories is provided in the table below:

	June 30 2007	December 31 2006
	(Millions of Dollars)

Raw materials	$176.0	$170.4
Work-in-process	163.3	164.0
Finished products	636.6	624.5

	975.9	958.9
Valuation reserves	(70.1)	(66.3)

	$905.8	$892.6

8.	Investments in Non-Consolidated Affiliates

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximated $170 million and $187 million at June 30, 2007 and December 31, 2006, respectively, and is included in the consolidated balance sheets as “other noncurrent assets.” The investment balance decreased during the six months ended June 30, 2007 resulting from dividends paid by the joint venture affiliates of approximately $35 million. Decreases in the investment balance were offset by the Company’s equity in the earnings of such affiliates amounting to approximately $18 million and $17 million for the six month periods ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, these entities generated sales of approximately $356 million, net income of approximately $40 million, and had total net assets at June 30, 2007 of approximately $374 million. The Company does not hold a controlling interest in any entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, pins, piston rings, and cylinder liners, to original equipment (“OE”) and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement.

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of June 30, 2007, the total amount of the contingent guarantee, were all triggering events to occur, approximated $55 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS No. 141, Business Combinations.

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

The Company had 185 contracts outstanding with a combined notional value of $106.7 million at June 30, 2007. Such contracts are recorded on the balance sheet at fair value. Effective April 1, 2007, the Company completed the required evaluation and documentation to designate the majority of such contracts as cash flow hedges. As a result, after April 1, 2007 the effective portion of changes in fair value of contracts designated as cash flow hedges are recorded in accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the underlying hedged item affected earnings. At June 30, 2007, an unrecognized gain of $3.4 million related to forward contracts was included in accumulated other comprehensive income. The ineffectiveness, as defined by SFAS 133, related to those forward contracts for the three months ended June 30, 2007 was not material.

10.	Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30 2007	December 31 2006
	(Millions of Dollars)

Accrued compensation	$233.5	$215.1
Accrued rebates	86.3	82.1
Accrued income taxes	54.9	5.1
Restructuring reserves	34.5	40.1
Accrued Chapter 11 and U.K. Administration expenses	31.9	29.3
Accrued product returns	20.1	20.4
Accrued professional services	19.5	17.7
Non-income taxes payable	17.5	7.9
Accrued warranty	16.0	17.3

	$514.2	$435.0

11.	Debt

Long-term debt consisted of the following:

	June 30 2007	December 31 2006
	(Millions of Dollars)

DIP credit facility	$693.0	$371.1
Other .	150.0	137.7

	843.0	508.8
Less: current maturities included in short-term debt	(820.2)	(482.1)

	$22.8	$26.7

In connection with the Restructuring Proceedings, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. In May 2007, the Company amended its DIP facility, modifying certain terms of the agreement and extending the term of the post-petition financing through December 31, 2007. The amended DIP facility consists of a $500 million revolving credit facility (“Revolving Credit Facility”) and a $605 million term loan facility (“Term Loan Facility”). The proceeds of the Term Loan Facility were used primarily to refinance approximately $330 million in loans under the Senior Credit Facility and for general corporate purposes.

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

	June 30 2007	December 31 2006
	(Millions of Dollars)

Contractual commitment:
Revolving credit facility	$500.0	$500.0
Term loan facility	605.0	275.0
Mandatory commitment reductions	—	—

Current commitment	$1,105.0	$775.0

Outstanding:
Revolving credit facility	$88.0	$96.1
Term loan facility	605.0	275.0
Letters of credit	34.9	24.5

Total outstanding	$727.9	$395.6

Borrowing Base on Revolving credit facility
Current borrowings	$88.0	96.1
Letters of credit	34.9	24.5
Available to borrow	377.1	353.6

Total borrowing base	$500.0	$474.2

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

12.	Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(Millions of Dollars)

Net income (loss)	$3.9	$(16.8)	$8.5	$(85.2)
Foreign currency translation adjustments and other	29.9	8.7	46.8	14.3
Forward contracts	3.4	—	3.4	—
Postemployment benefits	6.9	—	17.0	—

	$44.1	$(8.1)	$75.7	$(70.9)

13.	Income Taxes

For the six months ended June 30, 2007, the Company recorded income tax expense of $52.2 million on earnings before income taxes of $60.7 million. This compares to income tax expense of $58.2 million on a loss before income taxes of $27.0 million in the same period of 2006. Income tax expense for the six month periods ended June 30, 2007 and 2006 differs from statutory rates due to non-recognition of income tax benefits on certain operating losses, primarily in the U.S. and U.K., and non-deductible items in various jurisdictions.

The Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company recognized a $13.8 million decrease in the reserve for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 total shareholders’ deficit.

Including the cumulative effect decrease at the beginning of 2007, the Company had $168.4 million of total unrecognized tax benefits. Of this total, $38.6 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances. As of June 30, 2007, there has been no material change in the unrecognized tax benefits or tax-related net interest and penalties.

The Company classifies tax-related penalties and net interest as income tax expense. As of January 1, 2007, the Company has recorded $11.4 million in liabilities for tax-related net interest and penalties on its consolidated balance sheet.

If tax audit settlements are effected in accordance with expectations, it is reasonably possible that the Company could recognize up to $30.8 million of tax benefits within the next 12 months. Because of valuation allowances that currently exist, the potential settlements would not result in a material change to the Company’s results of operations, financial condition, or liquidity.

The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. As of the beginning of 2007, the Company is no longer subject to U.S. federal tax examinations for years before 2004 or state and local examinations for years before 2001, with limited exceptions. The Company is no longer subject to income tax examinations in major foreign tax jurisdictions for years prior to 1998.

The Internal Revenue Service has completed an examination of the Company’s U.S. income tax returns for 2001 through 2003, with a tentative settlement at the appellate level for all issues. The tentative settlement would not result in a material change to the Company’s results of operations, financial condition, or liquidity. The Company is also under income tax examination in Germany and in several other state and foreign jurisdictions.

14.	Income Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(Millions of Dollars, Except Share and Per Share Amounts)

Net income (loss)	$3.9	$(16.8)	$8.5	$(85.2)

Weighted average shares outstanding, basic (in millions)	89.7	89.1	89.4	89.1

Basic income (loss) per common share	$0.04	$(0.19)	$0.10	$(0.96)

Weighted average shares outstanding, diluted (in millions)	91.2	89.1	90.9	89.1

Diluted income (loss) per common share	$0.04	$(0.19)	$0.09	$(0.96)

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

Components of net periodic benefit cost for the three month periods ended June 30 are as follows:

	Pension Benefits				Other Benefits
	United States		International
	2007	2006	2007	2006	2007	2006
	(Millions of Dollars)
Service cost	$6.5	$7.4	$1.4	$1.9	$0.5	$1.3
Interest cost	15.1	14.5	3.7	38.7	9.0	8.5
Expected return on plan assets	(17.9)	(15.6)	(0.4)	(30.2)	—	—
Amortization of actuarial loss	4.6	6.4	0.6	28.7	3.8	3.2
Amortization of prior service cost (benefit)	1.6	1.6	—	—	(1.0)	(1.0)

Net periodic benefit cost	$9.9	$14.3	$5.3	$39.1	$12.3	$12.0

Components of net periodic benefit cost for the six month periods ended June 30 are as follows:

	Pension Benefits				Other Benefits
	United States		International
	2007	2006	2007	2006	2007	2006
	(Millions of Dollars)
Service cost	$13.1	$14.9	$2.6	$3.8	$1.0	$4.0
Interest cost	30.2	29.0	7.1	75.9	18.0	17.2
Expected return on plan assets	(35.8)	(31.2)	(0.6)	(59.3)	—	—
Amortization of actuarial loss	9.2	12.8	1.2	56.3	7.7	6.4
Amortization of prior service cost (benefit)	3.2	3.2	—	—	(2.1)	(2.0)
Settlement gain	—	—	(0.3)	—	—	—

Net periodic benefit cost	$19.9	$28.7	$10.0	$76.7	$24.6	$25.6

In October 2006, as part of the discharge of U.K. Administration, the Company settled its U.K. pension liabilities and was relieved of responsibility for all U.K. pension benefit obligations. Prior to settlement, the Company was incurring pension expense for the related employees of approximately $11 million per month; $8 million recorded as cost of goods sold, and $3 million recorded as selling, general and administrative expense. Once the pension was settled, the Company no longer recorded any charges relating to its U.K. pension plans.

16.	Litigation and Environmental Matters

T&N Companies Asbestos Litigation

Background

The Company’s U.K. subsidiary, T&N Ltd., and two U.S. subsidiaries (the “T&N Companies”) are among many defendants named in numerous court actions in the U.S. alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N Ltd. and certain of its French subsidiaries are also subject to asbestos-disease litigation, to a lesser extent, in the U.K. and France. As of the Petition Date, T&N Ltd. was a defendant in approximately 115,000 pending personal injury claims. The two U.S. subsidiaries were defendants in approximately 199,000 pending personal injury claims. The Company includes as a pending claim open served claims, settled but not documented claims and settled but not paid claims. Notice of complaints continue to be received after the Petition Date and are in violation of the automatic stay.

Recorded Liability

The Company, during the year ended December 31, 2000, increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.2 billion as of June 30, 2007) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the U.S. is stayed, and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants.

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

On May 2, 2005, the Company entered into a Surety Claims Settlement Agreement with the CCR and various surety bondholders whereby in fulfillment of all claims made by the CCR, $29 million was placed into escrow for use by the CCR to fund: i) settlements that have already occurred or have yet to occur up to $26 million; and ii) CCR expenses of $3 million. In exchange for a secured claim against the Company and in connection with the pre-petition lenders, the surety bondholders allowed the exercise of the surety bonds in the amount of $28 million. The remaining $1 million was funded from an outstanding letter of credit. The settlement agreement cancels the remaining face amount of the surety bonds and gives the surety bondholders an entitlement to adequate protection upon full payment of the net bond draw of $28 million. Accordingly, the surety bondholders will receive monthly payments of interest on the net bond draw at a rate of LIBOR plus 200 basis points until the earlier of the effective date of the Plan or the occurrence of certain specified termination events.

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

Insurance Recoverable

T&N Ltd. (formerly T&N, plc), during the year ended December 31, 1996, purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. The Company, during the year ended December 31, 2000, concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. The recorded insurance recoverable was $714 million as of June 30, 2007. One of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), in December 2001, filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater or less than $1.69/£, the Company will effectively have a premium or discount on claims paid. As of June 30, 2007, the $714 million insurance recoverable asset includes an exchange rate premium of approximately $99 million.

Abex and Wagner Asbestos Litigation

Background

Two of the Company’s businesses formerly owned by Cooper Industries, LLC (“Cooper”), historically known as Abex and Wagner, are involved as defendants in numerous court actions in the U.S. alleging personal injury from exposure to asbestos or asbestos-containing products. These claims mainly involve vehicle safety and protection products. As of the Petition Date, Abex and Wagner were defendants in approximately 66,000 and 33,000 pending claims, respectively. The Company includes as a pending claim open served claims, settled but not documented claims and settled but not paid claims. Notices of complaints continue to be received post-petition and are in violation of the automatic stay.

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

As of the Petition Date, pending asbestos litigation of Abex (as to the Company only) and Wagner is stayed, and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court.

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of June 30, 2007) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

Cooper, Pneumo, the Company, the asbestos claimants committee, the representative for future asbestos claimants, and various other relevant parties, signed a nonbinding term sheet in July of 2006, reflecting a global settlement that will provide two alternative means of resolving all of Cooper’s and Pneumo’s claims against the Company arising out of the Abex asbestos litigation and the related alleged indemnity obligations. One of these alternatives will be accomplished as part of the Plan and its confirmation. Under one alternative, Cooper will contribute $756 million to a trust to be established pursuant to Section 524(g) of the Bankruptcy Code, consisting of $256 million in cash and a $500 million promissory note, in consideration for Cooper and Pneumo being protected from current and future Abex asbestos claims by the Plan’s channeling injunction which will channel all the Abex asbestos claims to the trust. This alternative settlement has been documented as part of the Plan, and affected creditors voted in favor of this alternative as part of the solicitation of votes on the Plan which was completed in May 2007.

The other alternative settlement will only be utilized if the first alternative cannot be successfully implemented. Under the second settlement structure, Cooper will receive $138 million and Pneumo will receive $2 million in exchange for completely releasing all their claims against the Company and all its affiliates. The terms of this alternative settlement are set forth in the Plan B Settlement Agreement executed as of September 18, 2006, by the same parties that signed the term sheet in July of 2006. This alternative has been documented as part of the Plan. Under both of the foregoing alternatives, Cooper has agreed to permit the Company to: (i) negotiate certain lump-sum or installment settlements involving the Wagner insurance (described below); and (ii) retain 88% of the proceeds from such insurance settlements in the case of the first alternative settlement structure and 80% of the proceeds in the case of the second alternative settlement structure. Cooper, Pneumo, the Company, the asbestos claimants committee, the representative for future asbestos claimants, and various other relevant parties, have entered a Plan Support Agreement which was approved by the Bankruptcy Court on February 2, 2007, binding the parties to the alternative settlements.

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

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $111.9 million as of June 30, 2007.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action in federal court against the Debtors and a number of insurance carriers in the Company’s Restructuring Proceedings (the “Adversary Proceeding”). In its complaint, Dresser alleged that it has rights under certain primary and excess general liability insurance policies that may be shared with one of the Debtors, Federal-Mogul Products (“FMP”) as the successor to Wagner Electric Corporation. Dresser sought, among other things, a declaration of the parties’ respective rights and obligations under the policies and a partition of the competing rights of Dresser and FMP under the policies. FMP answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of FMP’s rights to the policies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $47.6 million as of June 30, 2007. On November 4, 2004, FMP, Dresser and Cooper Industries, LLC. (“Cooper”) and certain of the insurers (“Parties”) entered into a partitioning agreement, by which the Parties agreed as to the manner in which the limits of liability, self-insured retentions, deductibles and any other self-insurance features, and the erosion thereof, are to be partitioned among FMP, Dresser and Cooper. The partitioning agreement effectively disposes of Dresser’s claims in the Adversary Proceeding. However, FMP’s cross claim against the defendant-insurers remains. In a separate agreement, FMP, Cooper, and Pneumo have agreed, among other things, to a method for dividing the FMP-Cooper portion of the partitioned limits among those three entities. The agreement among FMP, Cooper, and Pneumo is subject to bankruptcy court approval and is set forth in detail in the Fourth Amended Plan of Reorganization.

Because the legal issues raised in the Adversary Proceeding generally involve state rather than federal law, on September 19, 2006, FMP filed a complaint in the Superior Court of New Jersey (the “New Jersey Complaint”) against all of the defendant insurers in the Adversary Proceeding. On March 28, 2007, the federal court in the Adversary Proceeding entered an order abstaining from the Adversary Proceeding. The New Jersey Complaint generally tracks the cross-claims previously asserted by FMP against the defendant insurers in the Adversary Proceeding, and seeks a declaration as to FMP’s coverage rights under the policies as well as damages for breach of contract and bad faith. Several defendant insurers have stated that they believe that the New York Supreme Court rather than the New Jersey Superior Court is the more appropriate forum for the litigation. On or about May 8, 2007, those insurers sued FMP, Federal-Mogul Corporation and certain other parties in New York Supreme Court, seeking a declaration that they do not have any obligation to cover Wagner asbestos claims.

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

Prior to the Restructuring Proceedings, the Company’s Fel-Pro subsidiary also was named as a defendant in a number of product liability cases involving asbestos, primarily involving gasket or packing products. Fel-Pro was a defendant with respect to nearly 2,000 pending claims as of the Petition Date. Fel-Pro had been named in a further 32,000 claims that had been dismissed without prejudice prior to the Petition Date. The Company was defending all such claims vigorously and believed that it and Fel-Pro had substantial defenses to liability and insurance coverage for defense and indemnity. All claims alleging exposure to products of the Company and of Fel-Pro have been stayed as a result of the Restructuring Proceedings.

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability subject to compromise and the insurance recoverable asset as of June 30, 2007 and December 31, 2006:

	T&N Companies	Abex	Wagner	Other	Total
	(Millions of Dollars)

Liability:
Balance at December 31, 2006	$1,175.4	$129.5	$84.1	$2.7	$1,391.7
Foreign exchange	1.2	—	—	—	1.2

Balance at June 30, 2007	$1,176.6	$129.5	$84.1	$2.7	$1,392.9

Asset:
Balance at December 31, 2006	$698.8	$112.6	$47.6	$—	$859.0
Cash receipts	—	(0.7)	—	—	(0.7)
Foreign exchange	15.4	—	—	—	15.4

Balance at June 30, 2007	$714.2	$111.9	$47.6	$—	$873.7

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

Environmental Matters and Asset Retirement Obligations

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

The Company records asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, when the amount can be reasonably estimated, typically upon decision to close or sell an operating site. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold in connection with Restructuring 2006. In connection with these sites, the Company has accrued $25.7 million and $25.3 million as of June 30, 2007 and December 31, 2006, respectively, for conditional asset retirement obligations, primarily related to anticipated costs of asbestos removal.

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

For those sites that the Company identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, the Company will review these sites for both impairment issues in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and for conditional asset retirement obligations in accordance with SFAS No. 143 or FIN 47.

Total environmental reserves, including reserves for conditional asset retirement obligations, were $82.6 million and $82.1 million at June 30, 2007 and December 31, 2006, respectively, and are included in the consolidated balance sheets as follows:

	June 30 2007	December 31 2006
	(Millions of Dollars)

Current liabilities:
Environmental liabilities	$6.3	$6.6
Asset retirement obligations	9.0	8.6
Long-term accrued liabilities:
Environmental liabilities	23.6	23.5
Asset retirement obligations	16.7	16.7
Liabilities subject to compromise - Environmental	27.0	26.7

	$82.6	$82.1

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At June 30, 2007, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $77 million.

Environmental liabilities subject to compromise include those related to claims that may be reduced in the Company’s bankruptcy proceeding because obligations underlying such claims may be determined to be “dischargeable debts” incurred prior to the Company’s filing for bankruptcy. Such liabilities generally arise at either: (1) commercial waste disposal sites to which the Company and other companies sent wastes for disposal; or (2) sites in relation to which the Company has a contractual obligation to indemnify the current owner of a site for the costs of cleanup of contamination that was released into the environment before the Company sold the site.

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

The Company’s integrated operations are organized into six reporting segments generally corresponding to major product groups; Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, Global Aftermarket and Corporate. Segment information for the three and six month periods ended June 30, 2006 has been reclassified to reflect organizational changes implemented in the second quarter of 2007.

The accounting policies of the segments are the same as those of the Company. Revenues related to products sold by Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Automotive Products to OE customers are recorded within the respective segments. Revenues from such products sold to Aftermarket customers are recorded within the Global Aftermarket segment.

The Company evaluates segment performance principally on an Operational EBITDA basis. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, and gains or losses on the sales of assets.

Net sales and gross margin information by reporting segment is as follows:

	Net Sales
	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(Millions of Dollars)

Powertrain Energy	$510	$468	$1,023	$916
Powertrain Sealing and Bearings	271	251	538	496
Vehicle Safety and Protection	205	191	403	375
Automotive Products	83	72	161	148
Global Aftermarket	694	650	1,355	1,297

	$1,763	$1,632	$3,480	$3,232

	Gross Margin
	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(Millions of Dollars)

Powertrain Energy	$68	$73	$138	$142
Powertrain Sealing and Bearings	16	30	33	56
Vehicle Safety and Protection	53	47	103	93
Automotive Products	21	16	39	28
Global Aftermarket	164	162	318	315
Corporate	—	(24)	(1)	(45)

	$322	$304	$630	$589

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to income (loss) before income tax expense is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(Millions of Dollars)

Powertrain Energy	$88	$85	$174	$164
Powertrain Sealing and Bearings	18	30	35	55
Vehicle Safety and Protection	50	42	96	83
Automotive Products	20	17	36	29
Global Aftermarket	116	117	224	218
Corporate	(80)	(117)	(153)	(229)

Total Operational EBITDA	212	174	412	320

Interest expense, net	(52)	(44)	(102)	(83)
Depreciation and amortization	(88)	(80)	(172)	(159)
Restructuring charges, net	(14)	(17)	(30)	(42)
Adjustment of assets to fair value	(3)	(1)	(4)	(21)
Chapter 11 and U.K. Administration related reorganization expenses	(28)	(21)	(41)	(42)
Other	(2)	1	(2)	—

Income (loss) before income tax expense	$25	$12	$61	$(27)

Total assets by reportable segment are as follows:

	June 30 2007	December 31 2006
	(Millions of Dollars)

Powertrain Energy	$1,496	$1,474
Powertrain Sealing and Bearings	1,187	1,195
Vehicle Safety and Protection	1,013	983
Automotive Products	959	1,007
Global Aftermarket	1,946	1,828
Corporate	808	692

	$7,409	$7,179

18.	Stock-Based Compensation

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

Additionally, one-half of the options have an additional feature allowing for the exchange of options for shares of common stock of the reorganized Company prior to the end of the employment agreement, at the exchange equivalent of four options for one Class A share of common stock. The options without the exchange feature are referred to herein as “plain vanilla options” and those options with the exchange feature are referred to as “options with exchange.”

In accordance with SFAS No. 123(R), Share Based Payments, the Company has determined the amount of compensation expense associated with these stock options upon the fair value of such options as of June 30, 2007. Key assumptions and related option-pricing models used by the Company are summarized in the following table.

	Plain Vanilla Options	Options with Exchange

Valuation model	Black-Scholes	Modified Binomial
Expected volatility	35%	35%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected life of option	4.87 – 5.16%	4.87 – 5.16%
Expected term (in years)	3.92	4.78

Until the date of grant, the Company is required to reassess the value of the Options quarterly and adjust the aggregate compensation expense recognized to reflect any change in the value of the Options. During the six month periods ended June 30, 2007 and June 30, 2006, the Company recorded compensation expense of $2.8 million and $3.4 million, respectively. As of June 30, 2007 and December 31, 2006, there was approximately $17.1 million and $21.1 million, respectively, of total unrecognized compensation cost related to non-vested stock-options under the employment agreement, which is expected to be recognized ratably over the remaining term of the employment agreement.

Because of recent changes in the U.S. tax code, the Company has proposed changes to Mr. Alapont’s non-qualified stock option grant from the reorganized Company. The proposed changes are detailed in the Fourth Amended Joint Plan of Reorganization filed with the U.S. Bankruptcy Court. The proposed changes eliminate the use of “options with exchange” and provide that all the granted options will be “plain vanilla” options as described above. Mr. Alapont also would enter into a deferred compensation arrangement that replaces the benefits which he would have had under the options with exchange provided for in his employment agreement. An actuarial calculation has estimated the value of this future option grant to be $33 million.

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

As a result of the Restructuring Proceedings (see Note 2 “Voluntary Reorganization Under Chapter 11 and U.K. Administration”) certain of the liabilities at June 30, 2007, as shown below, were liabilities subject to compromise as of the Petition date:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Millions of Dollars)

Debt	$3,723.9	$0.2	$—	$3,724.1
Asbestos liabilities	1.5	236.3	1,155.1	1,392.9
Accounts payable	59.0	116.5	—	175.5
Company-obligated mandatorily redeemable preferred securities of subsidiary holding solely convertible subordinated debentures of the Company	—	—	74.3	74.3
Interest payable	44.0	0.2	—	44.2
Environmental liabilities	27.0	—	—	27.0
Other accrued liabilities	13.7	0.1	3.7	17.5

	$3,869.1	$353.3	$1,233.1	$5,455.5

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended June 30, 2007

	Unconsolidated			Eliminations	Consolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
	(Millions of Dollars)

Net sales	$310.7	$417.9	$1,482.4	$(447.6)	$1,763.4
Cost of products sold	254.7	317.9	1,316.0	(447.6)	1,441.0

Gross margin	56.0	100.0	166.4	—	322.4

Selling, general and administrative expenses	61.3	54.8	96.6	—	212.7
Adjustment of assets to fair value	—	—	3.2	—	3.2
Interest expense, net	48.4	—	3.5	—	51.9
Chapter 11 and U.K. Administration related reorganization expenses	27.6	—	—	—	27.6
Equity earnings (loss) of unconsolidated affiliates	—	(0.8)	(9.3)	—	(10.1)
Restructuring expense, net	2.5	1.9	9.1	—	13.5
Other (income) expense, net	(5.7)	(12.5)	16.7	—	(1.5)

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(78.1)	56.6	46.6	—	25.1
Income tax expense	0.5	—	20.7	—	21.2

Earnings (loss) before equity earnings (loss) of subsidiaries	(78.6)	56.6	25.9	—	3.9
Equity earnings (loss) of subsidiaries	82.5	41.2	—	(123.7)	—

Net earnings (loss)	$3.9	$97.8	$25.9	$(123.7)	$3.9

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Six Months Ended June 30, 2007

	Unconsolidated			Eliminations	Consolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
	(Millions of Dollars)

Net sales	$596.6	$832.3	$2,951.1	$(900.1)	$3,479.9
Cost of products sold	506.3	637.0	2,606.5	(900.1)	2,849.7

Gross margin	90.3	195.3	344.6	—	630.2

Selling, general and administrative expenses	122.2	110.0	187.4	—	419.6
Adjustment of assets to fair value	—	—	3.5	—	3.5
Interest expense, net	96.4	—	5.5	—	101.9
Chapter 11 and U.K. Administration related reorganization expenses	41.2	—	—	—	41.2
Equity earnings (loss) of unconsolidated affiliates	—	(2.1)	(15.9)	—	(18.0)
Restructuring expense, net	7.2	3.9	18.5	—	29.6
Other (income) expense, net	(24.6)	(33.2)	49.5	—	(8.3)

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(152.1)	116.7	96.1	—	60.7
Income tax expense	4.3	—	47.9	—	52.2

Earnings (loss) before equity earnings (loss) of subsidiaries	(156.4)	116.7	48.2	—	8.5
Equity earnings (loss) of subsidiaries	164.9	130.8	—	(295.7)	—

Net earnings (loss)	$8.5	$247.5	$48.2	$(295.7)	$8.5

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended June 30, 2006

	Unconsolidated			Eliminations	Consolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
	(Millions of Dollars)

Net sales	$304.7	$419.4	$1,362.1	$(454.6)	$1,631.6
Cost of products sold	242.8	322.9	1,216.3	(454.6)	1,327.4

Gross margin	61.9	96.5	145.8	—	304.2

Selling, general and administrative expenses	71.3	52.8	94.3	—	218.4
Adjustment of assets to fair value	0.8	0.3	—	—	1.1
Interest expense (income), net	51.3	—	(7.0)	—	44.3
Chapter 11 and U.K. Administration related reorganization expenses	20.8	—	—	—	20.8
Equity earnings (loss) of unconsolidated affiliates	0.1	(1.4)	(6.4)	—	(7.7)
Restructuring expense, net	5.3	—	11.2	—	16.5
Other (income) expense, net	(13.7)	(33.8)	46.5	—	(1.0)

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(74.0)	78.6	7.2	—	11.8
Income tax expense	1.0	1.1	26.5	—	28.6

Earnings (loss) before equity earnings (loss) of subsidiaries	(75.0)	77.5	(19.3)	—	(16.8)
Equity earnings (loss) of subsidiaries	58.2	(21.9)	—	(36.3)	—

Net earnings (loss)	$(16.8)	$55.6	$(19.3)	$(36.3)	$(16.8)

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

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Balance Sheet

June 30, 2007

	Unconsolidated			Eliminations	Consolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$26.3	$—	$351.8	$—	$378.1
Accounts receivable, net	238.7	318.3	610.7	—	1,167.7
Inventories, net	90.3	276.1	539.4	—	905.8
Prepaid expenses and other current assets	54.9	38.4	198.1		291.4

Total current assets	410.2	632.8	1,700.0	—	2,743.0

Property, plant and equipment, net	213.9	461.4	1,380.2	—	2,055.5
Goodwill and indefinite-lived intangible assets	482.3	577.8	159.6	—	1,219.7
Definite-lived intangible assets, net	14.2	70.8	169.1	—	254.1
Investment in subsidiaries	7,275.4	3,398.9	—	(10,674.3)	—
Intercompany accounts, net	(4,317.4)	3,341.3	976.1	—	—
Asbestos-related insurance recoverable	—	159.5	714.2	—	873.7
Prepaid pension costs and other noncurrent assets	48.0	19.0	195.5	—	262.5

	$4,126.6	$8,661.5	$5,294.7	$(10,674.3)	$7,408.5

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt, including current portion of long-term debt	$693.0	$—	$127.2	$—	$820.2
Accounts payable	98.5	121.8	398.1	—	618.4
Accrued liabilities	125.9	63.8	324.5	—	514.2
Current portion of postemployment benefit liability	52.6	—	14.4	—	67.0
Other current liabilities	58.4	13.0	75.7	—	147.1

Total current liabilities	1,028.4	198.6	939.9	—	2,166.9

Liabilities subject to compromise	3,869.1	353.3	1,233.1	—	5,455.5

Long-term debt	—	—	22.8	—	22.8
Postemployment benefits	734.5	—	360.1	—	1,094.6
Long-term portion of deferred income taxes	—	—	84.2	—	84.2
Other accrued liabilities	69.7	7.6	82.3	—	159.6
Minority interest in consolidated subsidiaries	40.1	—	—	—	40.1
Shareholders’ equity (deficit)	(1,615.2)	8,102.0	2,572.3	(10,674.3)	(1,615.2)

	$4,126.6	$8,661.5	$5,294.7	$(10,674.3)	$7,408.5

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Consolidating Condensed Balance Sheet

December 31, 2006

	Unconsolidated			Eliminations	Consolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$9.2	$—	$350.1	$—	$359.3
Accounts receivable, net	188.9	268.2	535.5	—	992.6
Inventories, net	98.6	282.5	511.5	—	892.6
Prepaid expenses and other current assets	50.6	33.3	164.3		248.2

Total current assets	347.3	584.0	1,561.4	—	2,492.7

Property, plant and equipment, net	227.1	474.1	1,377.4	—	2,078.6
Goodwill and indefinite-lived intangible assets	482.3	577.7	145.3	—	1,205.3
Definite-lived intangible assets, net	15.5	73.1	165.7	—	254.3
Investment in subsidiaries	7,264.8	3,006.4	—	(10,271.2)	—
Intercompany accounts, net	(4,369.4)	3,471.0	898.4	—	—
Asbestos-related insurance recoverable	—	160.2	698.8	—	859.0
Prepaid pension costs and other noncurrent assets	48.0	19.3	221.9	—	289.2

	$4,015.6	$8,365.8	$5,068.9	$(10,271.2)	$7,179.1

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt, including current portion of long-term debt	$371.1	$—	$111.0	$—	$482.1
Accounts payable	78.8	82.4	326.8	—	488.0
Accrued liabilities	103.1	59.0	272.9	—	435.0
Current portion of postemployment benefit liability	52.6	—	15.3	—	67.9
Other current liabilities	49.3	10.3	122.1	—	181.7

Total current liabilities	654.9	151.7	848.1	—	1,654.7

Liabilities subject to compromise	4,198.2	353.2	1,262.0	—	5,813.4

Long-term debt	—	—	26.7	—	26.7
Postemployment benefits	769.0	0.1	342.0	—	1,111.1
Long-term portion of deferred income taxes	—	—	81.8	—	81.8
Other accrued liabilities	92.4	—	92.7	—	185.1
Minority interest in consolidated subsidiaries	49.0	6.3	(1.1)	—	54.2
Shareholders’ equity (deficit)	(1,747.9)	7,854.5	2,416.7	(10,271.2)	(1,747.9)

	$4,015.6	$8,365.8	$5,068.9	$(10,271.2)	$7,179.1

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Six Months Ended June 30, 2007

	(Unconsolidated)			Eliminations	Consolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
	(Millions of Dollars)

Net Cash Provided From (Used By) Operating Activities	$(36.2)	$148.4	$73.7	$—	$185.9

Expenditures for property, plant and equipment	(14.1)	(16.4)	(101.5)	—	(132.0)
Net proceeds from sale of property, plant and equipment	1.2	—	16.9	—	18.1
Net proceeds from sale of investment	13.8	—	—	—	13.8
Payments to acquire minority interests	(1.7)	—	(5.1)	—	(6.8)

Net Cash Used By Investing Activities	(0.8)	(16.4)	(89.7)	—	(106.9)

Proceeds from borrowings on DIP credit facility	550.0	—	—	—	550.0
Principal payments on DIP credit facility	(228.1)	—	—	—	(228.1)
Increase in short-term debt	—	—	8.7	—	8.7
Decrease in long-term debt	—	—	(5.8)	—	(5.8)
Payments on factoring arrangements	—	—	(58.9)	—	(58.9)
Repayment of pre-petition Tranche C debt	(330.4)	—	—	—	(330.4)
Debt refinance fees	(0.3)	—	—	—	(0.3)
Change in intercompany accounts	58.3	(132.0)	73.7	—	—

Net Cash Provided From (Used By) Financing Activities	49.5	(132.0)	17.7	—	(64.8)

Effect of foreign currency exchange rate fluctuations on cash	4.6	—	—	—	4.6

Increase in cash and equivalents	$17.1	$—	$1.7	$—	$18.8

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Six Months Ended June 30, 2006

	(Unconsolidated)			Eliminations	Consolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
	(Millions of Dollars)

Net Cash Provided From (Used By) Operating Activities	$34.9	$122.9	$(23.1)	$—	$134.7

Expenditures for property, plant and equipment	(6.8)	(15.3)	(58.5)	—	(80.6)
Net proceeds from sale of property, plant and equipment	—	—	2.7	—	2.7
Net proceeds from sale of business	—	—	4.0	—	4.0
Payments to acquire business	(30.5)	—	—	—	(30.5)

Net Cash Used By Investing Activities	(37.3)	(15.3)	(51.8)	—	(104.4)

Proceeds from borrowings on DIP credit facility	164.3	—	—	—	164.3
Principal payments on DIP credit facility	(198.0)	—	—	—	(198.0)
Increase in short-term debt	—	—	0.3	—	0.3
Decrease in long-term debt	—	—	(1.0)	—	(1.0)
Net change in restricted cash	(26.9)	—	—	—	(26.9)
Change in intercompany accounts	36.0	(107.2)	71.2	—	—

Net Cash Provided From (Used By) Financing Activities	(24.6)	(107.2)	70.5	—	(61.3)

Effect of foreign currency exchange rate fluctuations on cash	47.9	—	—	—	47.9

Net increase (decrease) in cash and equivalents	$20.9	$0.4	$(4.4)	$—	$16.9

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

The Restructuring Proceedings were initiated in response to a sharply increasing number of asbestos-related claims and their demand on the Company’s cash flows and liquidity. Under the Restructuring Proceedings, the Debtors have submitted and have requested the Bankruptcy Court to approve and are implementing a plan to address the asbestos-related claims against them.

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

The Fourth Amended Joint Plan of Reorganization (the “Plan”) for the Company and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court on November 21, 2006. The Plan was jointly proposed by the Company and the Plan Proponents. On February 2, 2007, the supplemental Disclosure Statement was approved by the Bankruptcy Court to be used in soliciting votes to accept or reject the Plan from those classes of creditors whose treatment under the Plan has changed since the solicitation under the Third Amended Plan. Voting on the Plan concluded in May 2007, with all classes of creditors and interest holders entitled to vote on the Plan voting to accept the Plan.

The confirmation hearing relating to the Plan began on June 18, 2007. Although all major constituencies in the Chapter 11 Cases support confirmation of the Plan, and the Plan has been accepted by all classes of creditors and interest holders, certain parties have objected to confirmation of the Plan, and those objections were addressed as part of the confirmation hearing. After six days of hearings before the Bankruptcy Court, the presentation of evidence in connection with the confirmation hearing ended on July 10, 2007. The Bankruptcy Court has asked for additional briefing relating to the confirmation hearing to be submitted by August 30, 2007, and has scheduled closing arguments for the confirmation hearing on October 1, 2007. While the outcome of the confirmation hearing and the timetable for confirmation of the Plan resides with the Bankruptcy Court, the Company anticipates that the Plan will be confirmed reasonably promptly after completion of the closing arguments.

The Plan provides that asbestos personal injury claimants, both present and future, will be permanently channeled to a trust or series of trusts established pursuant to Section 524(g) of the Bankruptcy Code, thereby protecting the Company and its affiliates in the Chapter 11 Cases from existing and future asbestos liability. The Plan provides that all currently outstanding stock of the Company will be cancelled, 50.1% of newly issued common stock of reorganized Federal-Mogul will be distributed to the asbestos trust, and 49.9% of the newly issued common stock of reorganized Federal-Mogul will be distributed pro rata to the noteholders and holders of unsecured claims against the U.S. Debtors that elected to have their claims satisfied by receiving shares of common stock of reorganized Federal-Mogul rather than cash. The holders of currently outstanding common and preferred stock of the Company, at the time those shares are cancelled, will receive warrants that may be used to purchase shares of common stock of reorganized Federal-Mogul at a predetermined exercise price. These warrants will only be of value if the market price of the shares of common stock of reorganized Federal-Mogul exceeds the predetermined exercise price during the 7-year term during which the warrants will be saleable or exercisable.

The Plan also provides that: i) the U.S. asbestos trust will make a payment to the reorganized Company (or pay a portion of the common stock of reorganized Federal-Mogul to be issued to the U.S. asbestos trust in lieu thereof) for the agreed amounts that will be used by the U.K. Administrators to provide distributions on account of U.K. asbestos personal injury claims; ii) the U.S. asbestos trust will provide an option to an affiliate of Mr. Carl Icahn for the purchase of the remaining shares of common stock of reorganized Federal-Mogul held by such trust; and (iii) if such affiliate of Mr. Carl Icahn does not exercise such option, an affiliate of Mr. Carl Icahn will provide certain financing to the U.S. asbestos trust.

Unsecured creditors, including trade creditors, of the U.S. Debtors have the option to either receive shares of common stock of reorganized Federal-Mogul or receive cash distributions under the Plan equal to 35% of their allowed claims, payable in three annual installments, provided that the aggregate payout of all allowed unsecured claims against the U.S. Debtors does not exceed $258 million. Any excess above this amount could result in a reduction in the percentage distribution that the unsecured creditors of the U.S. Debtors ultimately receive.

The Administrators of the U.K. Debtors and the Plan Proponents, on September 26, 2005, entered into an agreement outlining the terms and conditions of distributions to the creditors of the U.K. Debtors (“U.K. Settlement Agreement”). Prior to this agreement, the Administrators had agreed to sell certain long-term intercompany notes held by T&N Limited (“Loan Notes”) to Deutsche Bank as a means to fund expected distributions to creditors. In accordance with terms of the U.K. Settlement Agreement, the Company elected in December 2005 to retain the Loan Notes. Concurrently, the Loan Notes were transferred from the U.K. Debtors to a newly created non-debtor wholly-owned subsidiary of the Company and to Federal-Mogul Corporation, as provided in the Loan Note Sale Agreement. A copy of the U.K. Settlement Agreement was filed with the SEC on Form 8-K on September 30, 2005.

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

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. The pre-petition creditors of some Debtors may be treated differently than those of other Debtors under the proposed Plan and CVAs. While the outcome of the confirmation hearing and the timetable for confirmation of the Plan reside with the Bankruptcy Court, the Company anticipates that the Plan will be confirmed reasonably promptly after completion of the closing arguments.

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

Asbestos Liabilities and Related Insurance Recoverable

The Company’s U.K. subsidiary, T&N Ltd., and two U.S. subsidiaries (the “T&N Companies”) are among many defendants named in numerous court actions in the U.S. alleging personal injury resulting from exposure to asbestos or asbestos-containing products. T&N Ltd. and certain of its French subsidiaries are also subject to asbestos-disease litigation, to a lesser extent, in the U.K. and France. As of the Petition Date, T&N Ltd. was a defendant in approximately 115,000 pending personal injury claims. The two U.S. subsidiaries were defendants in approximately 199,000 pending personal injury claims. The Company includes as a pending claim open served claims, settled but not documented claims and settled but not paid claims. Notice of complaints continue to be received after the Petition Date and are in violation of the automatic stay.

The Company, during the year ended December 31, 2000, increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.2 billion as of June 30, 2007) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States is stayed , and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants.

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

T&N Ltd. (formerly T&N, plc), during the year ended December 31, 1996, purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. The Company, during the year ended December 31, 2000, concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. The recorded insurance recoverable was $714 million as of June 30, 2007. One of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), in December 2001, filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. The parties were able to reach a settlement prior to the conclusion of the trial. As a result of this settlement, the Company recorded a $38.9 million asbestos charge during 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval of the settlement was filed on March 1, 2004.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater or less than $1.69/£, the Company will effectively have a premium or discount on claims paid. As of June 30, 2007, the $714 million insurance recoverable asset includes an exchange rate premium of approximately $99 million.

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

As of the Petition Date, pending asbestos litigation of Abex (as to the Company only) and Wagner is stayed, and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court.

The liability (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of June 30, 2007) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

Cooper, Pneumo, the Company, the asbestos claimants committee, the representative for future asbestos claimants, and various other relevant parties, signed a nonbinding term sheet in July of 2006, reflecting a global settlement that will provide two alternative means of resolving all of Cooper’s and Pneumo’s claims against the Company arising out of the Abex asbestos litigation and the related alleged indemnity obligations. One of these alternatives will be accomplished as part of the Plan and its confirmation. Under one alternative, Cooper will contribute $756 million to a trust to be established pursuant to Section 524(g) of the Bankruptcy Code, consisting of $256 million in cash and a $500 million promissory note, in consideration for Cooper and Pneumo being protected from current and future Abex asbestos claims by the Plan’s channeling injunction which will channel all the Abex asbestos claims to the trust. This alternative settlement has been documented as part of the Plan, and affected creditors voted in favor of this alternative as part of the solicitation of votes on the Plan which was completed in May 2007.

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

Consolidated Results

Net sales by reporting segment were:

	Three Months Ended June 30
	2007	2006	Change
	(Millions of Dollars)

Powertrain Energy	$510	$468	$42
Powertrain Sealing & Bearings	271	251	20
Vehicle Safety and Protection	205	191	14
Automotive Products	83	72	11
Global Aftermarket	694	650	44

	$1,763	$1,632	$131

The percentage of net sales by group and region are listed below. “PTE”, “PTSB”, “VSP”, “AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

	Three Months Ended June 30
	PTE	PTSB	VSP	AP	GA	Total
2007
Americas	17%	50%	42%	67%	74%	50%
Europe	73%	50%	55%	27%	24%	46%
Asia	10%	*	3%	6%	2%	4%

2006
Americas	24%	53%	46%	70%	75%	53%
Europe	70%	47%	53%	25%	23%	44%
Asia	6%	*	1%	5%	2%	3%

*less than 1%

Gross margin by reporting segment was:

	Three Months Ended June 30
	2007	2006	Change
	(Millions of Dollars)

Powertrain Energy	$68	$73	$(5)
Powertrain Sealing and Bearings	16	30	(14)
Vehicle Safety and Protection	53	47	6
Automotive Products	21	16	5
Global Aftermarket	164	162	2
Corporate	—	(24)	24

	$322	$304	$18

Net sales increased by $131 million, or 8%, to $1,763 million for the second quarter of 2007 from $1,632 million in the same period of 2006. Roughly half of the Company’s revenue is generated in Europe. The weakening of the U.S. dollar against the euro, compared to the same period in 2006, increased revenues reported by the Company’s European operations by $49 million, or 3%, in addition to $7 million from favorable movements in other currencies.

New program launches combined with net increases in global OEM production and the demand for replacement parts increased sales by $74 million, or 5% year over year. Customer price reductions reduced revenues by 1%, year over year, largely offsetting the carry-over impact of the May 2006 acquisition of a controlling interest in FMG.

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

Gross margin increased by $18 million, to $322 million, or 18.3% of sales, for the second quarter of 2007 from $304 million, or 18.6% of sales, in the same period of 2006. The reduction in U.K. pension expense accounted for $22 million in additional gross margin. Customer price reductions and increases in raw material costs reduced margins by $16 million and $12 million respectively. These adverse impacts were partially offset by productivity in excess of labor and benefits inflation of $14 million, reductions in the cost of bought-in finished product for resale through the aftermarket of $7 million, and the impact of increased volumes, net of product mix, of $5 million.

Reporting Segment Results – Three Months Ended June 30, 2007 compared to June 30, 2006

The following table provides a reconciliation of changes in sales and gross margin for the three months ended June 30, 2007 compared with the three months ended June 30, 2006 for each of the Company’s reporting segments.

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Three months ended June 30, 2006	$468	$251	$191	$72	$650	$—	$1,632
Sales volumes	7	10	9	9	39	—	74
Customer pricing	(8)	1	(3)	—	(6)	—	(16)
Acquisition	17	—	—	—	—	—	17
Foreign currency	26	9	8	2	11	—	56

Three months ended June 30, 2007	$510	$271	$205	$83	$694	$—	$1,763

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
Gross Margin
Three months ended June 30, 2006	$73	$30	$47	$16	$162	$(24)	$304
Sales volumes / mix	(4)	—	7	(2)	4	—	5
Customer pricing	(8)	1	(3)	—	(6)	—	(16)
Productivity, net of inflation	8	(7)	1	7	—	3	12
Raw material cost inflation	(4)	(8)	(1)	(1)	7	—	(7)
Settlement of U.K. pensions	—	—	—	1	—	21	22
Acquisition	3	—	—	—	—	—	3
Depreciation	(4)	—	—	—	—	—	(4)
Other, including new customer incentives	2	—	—	—	(6)	—	(4)
Foreign currency	2	—	2	—	3	—	7

Three months ended June 30, 2007	$68	$16	$53	$21	$164	$—	$322

Powertrain Energy

Sales increased by $42 million to $510 million for the second quarter of 2007 from $468 million in the same period of 2006. PTE generates 73% of its revenue in Europe where the weakening of the U.S. dollar primarily against the euro increased reported sales by $26 million. The acquisition of FMG in May 2006 contributed additional sales of $17 million, and sales volumes increased by $7 million offset by customer price reductions of $8 million.

Although sales volumes increased by $7 million globally, there was weaker market demand in North America from both light vehicle and heavy duty OEMs of $20 million, with the greatest impact in the heavy duty market due to the non-recurrence of 2006 pre-builds in advance of emissions regulations changes that took effect at the end of 2006. The overall decline in North American volumes was more than offset by increased demand from both light and commercial vehicle OEMs in Europe of $27 million.

Gross margin decreased by $5 million to $68 million, or 13% of sales, for the second quarter of 2007 compared to $73 million, or 16% of sales for the second quarter of 2006. Operational productivity, in excess of labor and benefits inflation, combined with the impact of the FMG acquisition mostly offset customer price reductions and adverse product mix. The most significant external driver of the reduced margin was the increased cost of raw materials.

Powertrain Sealing and Bearings

Sales increased by $20 million to $271 million for the second quarter of 2007 from $251 million in the same period of 2006. Sales volumes increased $10 million with reduced market demand in North America being offset by new program launches in North America and increased market demand in Europe. PTSB generates 50% of its sales in Europe where the relative weakness of the U.S. dollar against the euro increased sales reported by the European operations by $7 million, in addition to $2 million from movements in other currencies.

Gross margin decreased by $14 million to $16 million, or 6% of sales, for the second quarter of 2007 from $30 million, or 12% of sales for the second quarter of 2006. This decrease was a combination of increased cost of raw materials, primarily in Europe, and the one-time cost of production transfers within the North American bearings operations.

Vehicle Safety and Protection

Sales increased by $14 million to $205 million for the second quarter of 2007 from $191 million in the same period of 2006. Sales volumes increased $9 million with reduced market demand in North America being offset by new program launches in North America and increased market demand in Europe. VSP generates 55% of its sales in Europe where the relative weakness of the U.S. dollar against the euro increased sales reported by the European operations by $6 million, in addition to $2 million from movements in other currencies.

Gross margin increased by $6 million to $53 million, or 26% of sales, for the second quarter of 2007 compared to $47 million, or 25% of sales, for the second quarter of 2006, with the impact of increased sales volumes more than offsetting customer price reductions.

Automotive Products

Sales increased by $11 million, or 15%, to $83 million for the second quarter of 2007, from $72 million in the same period of 2006. This increase was primarily due to increased sales volumes of $9 million. New program launches in both North America and Europe more than offset the impact of reduced North American market demand.

Gross margin increased by $5 million to $21 million, or 25% of sales, for the second quarter of 2007 compared to $16 million, or 22% of sales, in the same period of 2007. Productivity accounted for $7 million of this increase, which was partially offset by sales adverse product mix of $2 million.

Global Aftermarket

Sales increased by $44 million, or 7%, to $694 million for the second quarter of 2007, from $650 million in the same period of 2006. This increase was driven by increased sales volumes and foreign currency of $39 million and $11 million, respectively. These increases were offset by $6 million in customer price increases, primarily in North America.

Gross margin increased by $2 million to $164 million, or 24% of sales, for the second quarter of 2006 compared to $162 million, or 25% of sales, in the same period of 2007. Savings in the cost of bought-in components for resale of $7 million was partially offset by $6 million of customer price increase. The impact of increased sales volumes was partially offset by adverse changes in product mix, as the market shifted away slightly from premium to entry-level products, combined with the one-time cost of new customer acquisitions.

Corporate

Corporate expenses are comprised primarily of certain minor central headquarters functions as well as employee post-retirement benefits and other general insurance coverages, which improved by $24 million. This improvement is primarily the benefit of pension expense decreases due to the settlement of the U.K. pension plans in the fourth quarter of 2006.

Selling, General and Administrative Expenses

SG&A expenses were $213 million, or 12% of net sales, for the second quarter of 2007 as compared to $218 million, or 13% of net sales, for the same quarter of 2006. Adverse exchange impacts of $6 million partially offset $8 million in U.K. pension cost reductions. The remaining SG&A expenses decreased primarily due to cost saving measures over and above labor and benefits inflation.

Included in SG&A expenses were research and development (“R&D”) costs, including product engineering and validation costs, of $45 million for the quarter ended June 30, 2007 compared with $42 million for the same period in 2006. As a percentage of OE sales, R&D was 5% for the quarters ended June 30, 2007 and 2006. The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Federal-Mogul’s research and development activities are conducted at the Company’s major research centers in Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Chapel, United Kingdom; Plymouth, Michigan; Skokie, Illinois; Ann Arbor, Michigan and Yokohama, Japan.

Adjustment of Assets to Fair Value

During the three month periods ended June 30, 2007 and 2006, the Company recorded charges of $3.2 million and $1.1 million, respectively, to adjust property, plant and equipment to their estimated fair values in accordance with SFAS No. 144. The fair value of property, plant and equipment is based upon estimated discounted future cash flows and estimates of salvage value. The impairment charge represents the difference between the estimated fair values and the carrying value of the subject assets.

Impairment charges by reporting segment are as follows:

	Three Months Ended June 30
	2007	2006
	(Millions of Dollars)
Powertrain Energy	$—	$0.5
Powertrain Sealing and Bearings	—	3.9
Vehicle Safety and Protection	—	—
Automotive Products	3.2	(0.1)
Global Aftermarket	—	—
Other	—	(3.2)

	$3.2	$1.1

Interest Expense, Net

Interest expense, net was $52 million in the second quarter of 2007 compared to $44 million for the same quarter of 2006. The increase is due to higher average interest rates on all debt, and the loss of three months of interest income of $7 million on the restricted U.K. cash balance of approximately $700 million held during 2006.

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

Chapter 11 and U.K. Administration Related Reorganization Expenses

During the three months ended June 30, 2007 and 2006, the Company recorded Chapter 11 and U.K. Administration related reorganization expenses of $27.6 million and $20.8 million, respectively. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings.

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended June 30
	2007	2006
	(Millions of Dollars)

Professional fees directly related to the filing	$25.1	$15.7
Critical employee retention costs	2.5	4.6
Other directly related costs	—	0.5

	$27.6	$20.8

Cash payments for Chapter 11 and U.K. Administration related reorganization expenses totaled $23.8 million and $20.0 million for the three months ended June 30, 2007 and 2006, respectively.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the six months ended June 30, 2007. “PTE”, “PTSB”, “VSP”,”AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of dollars)

Balance of reserves at December 31, 2006	$15.6	$16.5	$0.4	$5.1	$2.5	$—	$40.1
Provisions	2.4	7.0	1.3	1.5	4.0	0.1	16.3
Reversals	(0.1)	(0.1)	—	—	—	—	(0.2)
Payments	(4.9)	(9.9)	(0.7)	(1.3)	(0.9)	—	(17.7)
Foreign currency	0.1	0.1	—	—	—	—	0.2

Balance of reserves at March 31, 2007	13.1	13.6	1.0	5.3	5.6	0.1	38.7
Provisions	6.7	5.4	1.3	0.7	—	—	14.1
Reversals	—	(0.3)	(0.3)	—	—	—	(0.6)
Payments	(5.1)	(9.8)	(0.5)	(0.9)	(1.7)	—	(18.0)
Foreign currency	0.1	0.1	0.1	—	—	—	0.3

Balance of reserves at June 30, 2007	$14.8	$9.0	$1.6	$5.1	$3.9	$0.1	$34.5

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs.

Income Tax Expense

For the three months ended June 30, 2007, the Company recorded income tax expense of $21.2 million on income before income taxes of $25.1 million. This compares to income tax expense of $28.6 million on income before income taxes of $11.8 million in the same period of 2006. Income tax expense for the three month periods ended June 30, 2007 and 2006 differs from statutory rates due to non-recognition of income tax benefits on certain operating losses, primarily in the U.S. and U.K., and non-deductible items in various jurisdictions.

Consolidated Results – Six Months Ended June 30, 2007 compared to June 30, 2006

Net sales by reporting segment were:

	Six Months Ended June 30
	2007	2006	Change
	(Millions of Dollars)

Powertrain Energy	$1,023	$916	$107
Powertrain Sealing & Bearings	538	496	42
Vehicle Safety and Protection	403	375	28
Automotive Products	161	148	13
Global Aftermarket	1,355	1,297	58

	$3,480	$3,232	$248

The percentage of net sales by group and region are listed below. “PTE”, “PTSB”, “VSP”,”AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

	Six Months Ended June 30
	PTE	PTSB	VSP	AP	GA	Total
2007
Americas	17%	50%	43%	68%	74%	50%
Europe	73%	50%	55%	26%	24%	46%
Asia	10%	*	2%	6%	2%	4%

2006
Americas	25%	53%	46%	69%	75%	54%
Europe	71%	47%	53%	25%	23%	44%
Asia	4%	*	1%	6%	2%	2%

* less than 1%

Gross margin by reporting segment was:

	Six Months Ended June 30
	2007	2006	Change
	(Millions of Dollars)

Powertrain Energy	$138	$142	$(4)
Powertrain Sealing and Bearings	33	56	(23)
Vehicle Safety and Protection	103	93	10
Automotive Products	39	28	11
Global Aftermarket	318	315	3
Corporate	(1)	(45)	44

	$630	$589	$41

Net sales increased by $248 million, or 8%, to $3,480 million for the six months ended June 30, 2007 from $3,232 million in the same period of 2006. Roughly half of the Company’s revenue is generated in Europe. The weakening of the U.S. dollar against the euro, compared to the same period in 2006, increased revenues reported by the Company’s European operations by $107 million, or 3%, in addition to $9 million from favorable movements in other currencies. New program launches combined with net increases in global OEM production and the demand for replacement parts increased sales by $115 million, or 4% year over year. Customer price reductions reduced revenues by 1%, year over year, largely offsetting the carry-over impact of the May 2006 acquisition of a controlling interest in Federal-Mogul Goetze (“FMG”).

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

Gross margin increased by $41 million, to $630 million, or 18.1% of sales for the six months ended June 30, 2007 from $589 million, or 18.2% of sales, in the same period of 2006. The reduction in U.K. pension plans accounted for an increase of $47 million. Customer price reductions and increases in raw material costs each reduced margins by $30 million. This adverse $60 million impact was partially offset by productivity, in excess of labor and benefits inflation, of $22 million, reductions in the cost of bought-in finished product for resale through the aftermarket of $8 million, and the impact of volume increases, net of product mix, of $12 million. Favorable foreign currency movements increased gross margin by $16 million.

Reporting Segment Results – Six Months Ended June 30, 2007 compared to June 30, 2006

The following table provides a reconciliation of changes in net sales and gross margin for the six months ended June 30, 2007 compared with the six months ended June 30, 2006 for each of the Company’s reporting segments. “PTE”, “PTSB”, “VSP”,”AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Six months ended June 30, 2006	$916	$496	$375	$148	$1,297	$—	$3,232
Sales volumes	21	23	16	9	46	—	115
Customer pricing	(16)	(1)	(6)	—	(7)	—	(30)
Acquisition	47	—	—	—	—	—	47
Foreign currency	55	20	18	4	19	—	116

Six months ended June 30, 2007	$1,023	$538	$403	$161	$1,355	$—	$3,480

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
Gross Margin
Six months ended June 30, 2006	$142	$56	$93	$28	$315	$(45)	$589
Sales volumes / mix	(7)	7	12	(4)	4	—	12
Customer pricing	(16)	(1)	(6)	—	(7)	—	(30)
Productivity, net of inflation	16	(12)	5	12	2	(1)	22
Raw material cost inflation	(5)	(19)	(6)	—	8	—	(22)
Settlement of U.K. pensions	—	—	—	2	—	45	47
Acquisition	5	—	—	—	—	—	5
Depreciation	(4)	2	—	1	—	—	(1)
Other, including new customer incentives	1	(2)	—	—	(7)	—	(8)
Foreign currency	6	2	5	—	3	—	16

Six months ended June 30, 2007	$138	$33	$103	$39	$318	$(1)	$630

Powertrain Energy

Sales increased by $107 million to $1,023 million for the six months ended June 30, 2007 from $916 million in the same period of 2006. PTE generates about 73% of its revenue in Europe where the weakening of the U.S. dollar primarily against the euro increased reported sales by $55 million. The acquisition of FMG in May 2006 contributed additional sales of $47 million, and although the sales volume increased $21 million, this was partially offset by customer price reductions of $16 million.

Although sales volumes increased by $21 million globally, there was weaker market demand in North America from both light vehicle and heavy duty OEMs of about $41 million, with the greatest impact in the heavy duty market due to the non-recurrence of 2006 pre-builds in advance of emissions regulations changes that took effect at the end of 2006. The overall decline in North America volumes was more than offset by increased demand from both light and commercial vehicle OEMs in Europe of $57 million, and increased penetration into Asia of $5 million.

Gross margin decreased by $4 million to $138 million, or 13% of sales, for the six months ended 2007 compared to $142 million, or 16% of sales for the second quarter of 2006. Operational productivity, in excess of labor and benefits inflation, combined with the impact of the FMG acquisition mostly offset customer price reductions and adverse product mix. The most significant external driver of the reduced margin was the increased cost of raw materials.

Powertrain Sealing and Bearings

Sales increased by $42 million to $538 million for the six months ended June 30, 2007 from $496 million in the same period of 2006. Sales volumes increased $23 million with reduced market demand in North America being offset by new program launches in North America and increased market demand in Europe. PTSB generates 50% of its sales in Europe where the relative weakness of the U.S. dollar against the euro increased sales reported by the European operations by $20 million.

Gross margin decreased by $23 million to $33 million, or 6% of sales, for the six months ended June 30, 2007 compared to $56 million, or 11% of sales for the second quarter of 2006. This decrease was a combination of increased cost of raw materials, primarily in Europe, and the one-time cost of production transfers within the North American bearings operations.

Vehicle Safety and Protection

Sales increased by $28 million to $403 million for the six months ended June 30, 2007 from $375 million in the same period of 2006. Sales volumes increased $16 million with reduced market demand in North America being offset by new program launches in North America and increased market demand in Europe. VSP generates 55% of its sales in Europe where the relative weakness of the U.S. dollar against the euro increased sales reported by the European operations by $16 million, in addition to $2 million from movements in other currencies. Customer price reductions were $6 million in the period.

Gross margin increased by $10 million to $103 million, or 26% of sales, for the six months ended June 30, 2007 compared to $93 million, or 25% of sales for the second quarter of 2006. The impact of increased sales volumes of $12 million, increased productivity of $5 million and the favorable currency movements of $5 million were partially offset by unfavorable customer pricing of $6 million and increased raw material costs of $6 million.

Automotive Products

Sales increased by $13 million to $161 million for the six months ended June 30, 2007 from $148 million in the same period of 2006. This increase was primarily due to increased sales volumes of $9 million. New program launches in both North America and Europe more than offset the impact of reduced North American market demand.

Gross margin increased by $11 million to $39 million, or 24% of sales, for the six months ended June 30, 2007 compared to $28 million, or 19% of sales for the second quarter of 2006, primarily as a result of productivity improvements.

Global Aftermarket

Sales increased by $58 million to $1,355 million for the six months ended June 30, 2007 from $1,297 million in the same period of 2006. The increase in sales volumes of $46 million and favorable foreign currency of $19 million were partially offset by unfavorable customer pricing of $7 million, largely in North America.

Gross margin increased by $3 million to $318 million, or 23% of sales, for the six months ended June 30, 2007 compared to $315 million, or 24% of sales for the second quarter of 2006. Increased volumes, net of product mix, of $4 million and operational efficiencies of $2 million were more than offset by customer price reductions of $7 million. Savings in the cost of bought-in components for resale of $8 million were partially offset by changes in customer rebate programs and the cost of new customer acquisitions of $7 million. The favorable impact of currency movements was $3 million.

Corporate

Corporate expenses are comprised primarily of certain minor central headquarters functions as well as employee post-retirement benefits and other general insurance coverages, which increased by $44 million due to the settlement of pension plans in the U.K. in the fourth quarter of 2006.

Selling, General and Administrative Expenses

SG&A expenses were $420 million, or 12% of net sales, for the six months ended June 30, 2007 as compared to $446 million, or 14% of net sales, for the same period of 2006. Adverse exchange impacts of $12 million partially offset $16 million in U.K. pension cost reductions. The remaining SG&A expenses decreased primarily due to cost saving measures over and above labor and benefits inflation.

Included in SG&A expenses were R&D costs, including product engineering and validation costs, of $88 million for the six months ended June 30, 2007 compared with $83 million for the same period in 2006. As a percentage of OE sales, R&D was 5% for the six months ended June 30, 2007 and 2006.

Adjustment of Assets to Fair Value

During the six month periods ended June 30, 2007 and 2006, the Company recorded charges of $3.5 million and $21.2 million, respectively, to adjust property, plant and equipment to their estimated fair values in accordance with SFAS No. 144. The fair value of property, plant and equipment is based upon estimated discounted future cash flows and estimates of salvage value. The impairment charge represents the difference between the estimated fair values and the carrying value of the subject assets.

Impairment charges by reporting segment are as follows:

	Six Months Ended June 30
	2007	2006
	(Millions of Dollars)

Powertrain Energy	$—	$10.7
Powertrain Sealing and Bearings	—	13.4
Vehicle Safety and Protection	—	—
Automotive Products	3.5	0.3
Global Aftermarket	—	—
Other	—	(3.2)

	$3.5	$21.2

Interest Expense, Net

Interest expense, net was $102 million for the six months ended June 30, 2007 compared to $83 million for the same period of 2006. The increase is due to the loss of six months of interest income earned on the restricted U.K. cash balance of approximately $700 million held during 2006.

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

Chapter 11 and U.K. Administration Related Reorganization Expenses

During the six months ended June 30, 2007 and 2006, the Company recorded Chapter 11 and U.K. Administration related reorganization expenses of $41.2 million and $41.9 million, respectively. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings.

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Six Months Ended June 30
	2007	2006
	(Millions of Dollars)

Professional fees directly related to the filing	$36.8	$33.0
Critical employee retention costs	4.4	8.4
Other direct costs	—	0.5

	$41.2	$41.9

Cash payments for Chapter 11 and U.K. Administration related reorganization expenses totaled $38.7 million and $49.3 million for the six months ended June 30, 2007 and 2006, respectively.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the six months ended June 30, 2007.

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of dollars)

Balance of reserves at December 31, 2006	$15.6	$16.5	$0.4	$5.1	$2.5	$—	$40.1
Provisions	2.4	7.0	1.3	1.5	4.0	0.1	16.3
Reversals	(0.1)	(0.1)	—	—	—	—	(0.2)
Payments	(4.9)	(9.9)	(0.7)	(1.3)	(0.9)	—	(17.7)
Foreign currency	0.1	0.1	—	—	—	—	0.2

Balance of reserves at March 31, 2007	13.1	13.6	1.0	5.3	5.6	0.1	38.7
Provisions	6.7	5.4	1.3	0.7	—	—	14.1
Reversals	—	(0.3)	(0.3)	—	—	—	(0.6)
Payments	(5.1)	(9.8)	(0.5)	(0.9)	(1.7)	—	(18.0)
Foreign currency	0.1	0.1	0.1	—	—	—	0.3

Balance of reserves at June 30, 2007	$14.8	$9.0	$1.6	$5.1	$3.9	$0.1	$34.5

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs.

Income Tax Expense

For the six months ended June 30, 2007, the Company recorded income tax expense of $52.2 million on income before income taxes of $60.7 million. This compares to income tax expense of $58.2 million on a loss before income taxes of $27.0 million in the same period of 2006. Income tax expense for the six month periods ended June 30, 2007 and 2006 differs from statutory rates due to non-recognition of income tax benefits on certain operating losses, primarily in the U.S. and U.K., and non-deductible items in various jurisdictions.

The Company adopted FIN 48 as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS No. 109. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company recognized a $13.8 million decrease in the reserve for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 total shareholders’ deficit.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 16 of the accompanying financial statements, “Litigation and Environmental Matters.”

Liquidity and Capital Resources

Cash Flow Provided From Operating Activities

Cash flow provided from operating activities was $186 million in the first six months of 2007, compared to $135 million in the comparable period of 2006, representing an increase of $51 million. After adjusting for the reduction in non-cash U.K. pension expense of $60 million, the contribution to the improvement in operating cash flow from increased earnings is $34 million. The cash outflow flow from working capital was $50 million in 2007 compared to $67 million in 2006, an improvement of $18 million, year over year.

Working Capital

The cash outflow due to changes in accounts receivable in the first six months of 2007 of $158 million is comprised of two major elements:

•

The Company continually strives to improve the efficiency of accounts receivable collections and over the first six months of 2007 reduced days sales outstanding from 58.4 days at December 31, 2006 to 56.5 days at June 30, 2006. This improvement in the efficiency of collections generated approximately $25 million of cash inflow.

•

Sales revenue in the second quarter of 2007 was approximately $183 million higher than sales in the fourth quarter of 2006. The combination of increased sales volume and improved efficiency of collections resulted in a net cash outflow of $158 million.

Over the equivalent period of 2006 the factors affecting the cash outflow from movements in accounts receivable were as follows:

•	The Company reduced days sales outstanding from 61.7 days to 59.2 days, generating approximately $40 million of cash inflow.

•

Sales revenue in the second quarter of 2006 was approximately $121 million higher than sales in the fourth quarter of 2005. The combination of increased sales volume and improved efficiency of collections resulted in a net cash outflow of $81 million.

Through more efficient internal logistics and supply chain management, the Company held inventory levels flat (after adjusting for the impact of currency translation) over the first six months of 2007, compared to an increase of $59 million over first six months of 2006.

Improvements in payment terms reduced the cash outflow for purchased goods and services by $34 million compared to the equivalent period of 2006.

Cash Flow Used by Investing Activities

Cash flow used by investing activities was $107 million in the first six months of 2007 compared to cash flow used by investing activities of $104 million in the same comparable period of 2006. Expenditures for property, plant and equipment of $132 million were $51 million higher than the comparable period of 2006, primarily due to:

•	Capacity increases in support of new program launches and global market volume increases;
•	Investment in lead-free bearing technology; and
•	Significant relocation of production capacity to best cost country manufacturing locations.

Proceeds from the sale of property, plant and equipment of $18 million were $15 million higher than the comparable period of 2006, largely due to the sale of real estate following the closure of a manufacturing facility in Upton, England. The Company also realized $14 million related to the sale of a 12.2% ownership interest in an industrial brake manufacturer.

During the second quarter of 2007, the Company acquired the minority interest of two majority owned subsidiaries, F-M Thailand and F-M FAP for a combined consideration of $7 million. During the first six months of 2006, the Company acquired a controlling interest of FMG for $32 million.

Cash Flow Used by Financing Activities

Cash flow used by financing activities was $64 million for the first six months of 2007 primarily resulting from the timing of factoring arrangements in Europe.

Chapter 11 Financing

In connection with the Restructuring Proceedings, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the restructuring proceedings. In May 2007, the Company amended its DIP Facility, modifying certain terms of the agreement and extending the term of the post-petition financing through December 31, 2007. The amended DIP facility consists of a $500 million revolving credit facility (“Revolving Credit Facility”) and a $605 million term loan facility (“Term Loan Facility”). The proceeds of the Term Loan Facility were used primarily to refinance approximately $330 million in loans under the Senior Credit Facility and for general corporate purposes.

The Revolving Credit Agreement has an interest rate of either the alternative base rate (“ABR”) plus  1/2 percentage points or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 1 1/2 percentage points. Interest on the Term Loan accrues at a rate of either the ABR plus  3/4 percentage point or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 1 3/4 percentage points. ABR is the greater of either the bank’s prime rate or the federal funds rate plus  1/2 percentage point or  3/4 percentage point on the Revolving Credit Facility or Term Loan Facility, respectively.

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

The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, the Bankruptcy Court’s approval of management’s plans and the availability of financing. Management believes that cash on hand, cash flow from operations, and available borrowings under its DIP credit facility will be sufficient to fund capital expenditures and meet its post-petition operating obligations through the anticipated date of emergence from Chapter 11 in the U.S., expected in 2007. In connection with emerging from Chapter 11 Bankruptcy, the Company will be required to negotiate its debt financing structure, including the repayment of the DIP credit facility. In the event the Company does not emerge from Chapter 11 prior to the expiration of the DIP credit facility, the Company would be required to renegotiate this facility. In the longer term, the Company believes that the benefits from its announced restructuring programs and favorable resolution of its asbestos liability through Chapter 11 will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard or that the terms available for any future financing, if required, would be available or favorable to the Company. Also, resolutions of certain obligations, particularly asbestos obligations, are impacted by factors outside the Company’s control. Given these uncertainties, the Company’s auditors have raised substantial doubt regarding the Company’s ability to continue as a going concern.

At June 30, 2007, the Company was in compliance with all debt covenants under its existing DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the expiration of the facility and any extension thereof. Changes in the business environment, market factors, macroeconomic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

Other Liquidity and Capital Resource Items

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximated $170 million and $187 million at June 30, 2007 and December 31, 2006, respectively.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts including pistons, pins, piston rings, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of June 30, 2007, the total amount of the contingent guarantee, were all triggering events to occur, approximated $55 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. If this put option was exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

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

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and Spain are party to accounts receivable factoring and discounting arrangements. Gross accounts receivable factored or discounted under these facilities was $324 million and $272 million as of June 30, 2007 and December 31, 2006, respectively. Of those gross amounts, $294 million and $252 million, respectively, were factored without recourse and treated as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of June 30, 2007 and December 31, 2006, the Company had outstanding factored amounts of $13 million and $9 million, respectively, for which cash had not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the statements of operations within “other income, net.”

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

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive income was increased by $47 million and $14 million for the six months ended June 30, 2007 and 2006, respectively, due to cumulative translation adjustments resulting primarily from changes in the U.S. dollar to the euro and British pound.

The Company, from time to time, manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs. The Company did not have any contracts outstanding at June 30, 2007.

Interest Rate Risk

In connection with the Restructuring Proceedings and in accordance with SOP 90-7, the Company ceased recording interest expense on its outstanding pre-petition Notes, Medium-Term Notes, and Senior Notes effective October 1, 2001.

In connection with the Restructuring Proceedings, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. The Company’s current DIP credit facility expires in December 2007, and the interest rate is either the alternate base rate (“ABR”) plus  1/2 percentage points or the London Inter-Bank Offered Rate (“LIBOR”) plus 1 1/2 percentage points on the Revolving Credit Facility. Interest on the Term Loan accrues at a rate of either the ABR plus  3/4 percentage point or a formula based on the LIBOR plus 1 3/4 percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus  1/2 percentage point or  3/4 percentage point on the Revolving Credit Facility or the Term Loan Facility, respectively. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures. The amount outstanding from the DIP facility as of June 30, 2007 was approximately $693 million.

Management believes that, due to the level of outstanding borrowings on the Company’s DIP credit facility, interest rate risk to the Company could be material if there are significant adverse changes in interest rates. However, management cannot predict with any certainty the level of interest rate risk that may exist following the completion of the Restructuring Proceedings.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials used in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price forward contract activity is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts, including exposures related to natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to fifteen months in the future. The Company had 185 contracts outstanding with a combined notional value of $106.7 million at June 30, 2007. Unrealized gains of approximately $6.5 million for the six months ended June 30, 2007 were recorded to “other (income) expense, net.”

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

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007, subject to the limitations previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of June 30, 2007, the Company’s management, with the participation of the principal executive and financial officers, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the second quarter of 2007. During the quarter, the Company continued its migration to the global ERP system at 11 operating locations. Management expects the implementation of the global ERP system to be completed in 2010.

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

Dated: July 27, 2007