Form 10-Q
period 2007-09-30
FEDERAL MOGUL CORP
filed 2007-10-26
CIK 34879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Yes  ☐    No  ☒

As of October 24, 2007, there were 89,861,480 outstanding shares of the registrant’s $5.00 stated value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2007

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$1,685.5	$1,548.6	$5,165.4	$4,780.5
Cost of products sold	1,406.0	1,286.2	4,255.7	3,928.9

Gross margin	279.5	262.4	909.7	851.6
Selling, general and administrative expenses	207.7	212.7	627.3	658.6
Adjustment of assets to fair value	3.5	—	7.0	21.2
Interest expense, net	49.9	44.9	151.8	128.2
Chapter 11 and U.K. Administration related reorganization expenses	15.3	23.1	56.5	65.0
Equity earnings of unconsolidated affiliates	(9.6)	(6.6)	(27.6)	(23.7)
Restructuring expense, net	9.8	8.8	39.4	51.1
Other expense (income), net	(4.4)	3.6	(12.7)	2.3

Income (loss) before income tax expense (benefit)	7.3	(24.1)	68.0	(51.1)
Income tax expense (benefit)	(6.4)	(26.7)	45.8	31.5

Net income (loss)	$13.7	$2.6	$22.2	$(82.6)

Basic and diluted income (loss) per common share:
Basic net income (loss) per common share	$0.15	$0.03	$0.25	$(0.92)

Diluted net income (loss) per common share	$0.15	$0.03	$0.24	$(0.92)

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	(Unaudited) September 30 2007	December 31 2006
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$366.2	$359.3
Accounts receivable, net	1,158.6	992.6
Inventories, net	941.2	892.6
Prepaid expenses and other current assets	323.1	248.2

Total current assets	2,789.1	2,492.7
Property, plant and equipment, net	2,103.5	2,078.6
Goodwill and indefinite-lived intangible assets	1,226.2	1,205.3
Definite-lived intangible assets, net	254.0	254.3
Asbestos-related insurance recoverable	879.5	859.0
Prepaid pension costs and other noncurrent assets	282.1	289.2

	$7,534.4	$7,179.1

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$915.1	$482.1
Accounts payable	568.4	488.0
Accrued liabilities	519.4	435.0
Current portion of postemployment benefit liability	67.7	67.9
Other current liabilities	133.5	181.7

Total current liabilities	2,204.1	1,654.7
Liabilities subject to compromise	5,462.0	5,813.4
Long-term debt	24.4	26.7
Postemployment benefits	1,058.6	1,111.1
Long-term portion of deferred income taxes	77.3	81.8
Other accrued liabilities	165.5	185.1
Minority interest in consolidated subsidiaries	39.5	54.2
Shareholders’ deficit:
Series C ESOP preferred stock	28.0	28.0
Common stock	449.3	445.3
Additional paid-in capital	2,201.7	2,160.2
Accumulated deficit	(4,115.7)	(4,151.7)
Accumulated other comprehensive loss	(60.3)	(229.7)

Total shareholders’ deficit	(1,497.0)	(1,747.9)

	$7,534.4	$7,179.1

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2007	2006
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net income (loss)	$22.2	$(82.6)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	261.4	241.3
Adjustment of assets to fair value	7.0	21.2
Change in postemployment benefits, including pensions	(80.8)	80.0
Change in deferred taxes	(20.5)	(7.0)
Changes in operating assets and liabilities:
Accounts receivable	(127.6)	(20.5)
Inventories	(14.3)	(58.5)
Accounts payable	56.4	36.3
Other assets and liabilities	34.2	(24.5)

Net Cash Provided From Operating Activities	138.0	185.7
Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(220.4)	(139.1)
Net proceeds from the sale of property, plant and equipment	26.1	12.2
Net proceeds from the sale of business	14.0	4.0
Proceeds from sale of investment	13.8	—
Payments to acquire minority interests	(6.8)	—
Payments to acquire business	—	(30.5)

Net Cash Used By Investing Activities	(173.3)	(153.4)
Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on DIP credit facility	658.8	252.5
Principal payments on DIP credit facility	(247.0)	(268.0)
Net change in short-term debt	9.0	(14.8)
Net change in restricted cash	—	20.6
Principal payment on other long-term debt	(5.0)	5.1
Payments on factoring arrangements	(55.4)	—
Repayment of pre-petition Tranche C debt	(330.0)	—
Debt refinance fees	(0.1)	—

Net Cash Provided From (Used By) Financing Activities	30.3	(4.6)
Effect of foreign currency exchange rate fluctuations on cash	11.9	14.1

Increase in cash and equivalents	6.9	41.8
Cash and equivalents at beginning of period	359.3	387.2

Cash and equivalents at end of period	$366.2	$429.0

See accompanying notes to unaudited consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2007

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

Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Financial Statement Presentation: The Company and all of its wholly-owned United States (“U.S.”) subsidiaries filed voluntary petitions on October 1, 2001 (the “Petition Date”) for reorganization (the “U.S. Restructuring” or the “Restructuring Proceedings”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, certain of the Company’s United Kingdom (“U.K.”) subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration under the United Kingdom Insolvency Act 1986 (the “Act”) in the High Court of Justice, Chancery division in London, England (the “High Court”). The High Court, in November 2006, approved the discharge of the Administration Proceedings for those U.K. subsidiaries that entered into Company Voluntary Arrangements.

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

Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and Spain are party to accounts receivable factoring and discounting arrangements. Gross accounts receivable factored or discounted under these facilities was $323 million and $272 million as of September 30, 2007 and December 31, 2006, respectively. Of those gross amounts, $278 million and $252 million, respectively, were factored without recourse and treated as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of its factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of September 30, 2007 and December 31, 2006, the Company had outstanding factored amounts of $13 million and $9 million, respectively, for which cash had not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the statements of operations within “other expense (income), net.”

New Accounting Pronouncements: In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands the disclosure requirements mandating the use of fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company continues to evaluate this statement, although the impact is not expected to be material. Given the significant progress achieved toward emerging from Chapter 11 Bankruptcy, the Company anticipates adopting this standard in connection with Fresh Start Accounting.

Reclassifications: Certain items in the 2006 consolidated financial statements have been reclassified to conform with the presentation used in the current period.

2.	Voluntary Reorganization under Chapter 11 and U.K. Administration

Federal-Mogul and all of its wholly-owned United States subsidiaries filed voluntary petitions on October 1, 2001 for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration under the Act in the High Court. The High Court, in November 2006, approved the discharge of the Administration Proceedings for those U.K. subsidiaries that entered into Company Voluntary Arrangements.

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

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors are being paid for goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through their plan of reorganization.

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

The Fourth Amended Joint Plan of Reorganization (the “Plan”) for the Company and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court on November 21, 2006. The Plan was jointly proposed by the Company and the Plan Proponents. The Plan as filed with the Bankruptcy Court is publicly available on the Federal-Mogul Corporation Reorganization internet website at: http://www.fmoplan.com/amended.php3. On February 2, 2007, the Supplemental Disclosure Statement was approved by the Bankruptcy Court to be used in soliciting votes to accept or reject the Plan from those classes of creditors whose treatment under the Plan had changed since the solicitation under the Third Amended Plan. Voting on the Plan concluded in May 2007, with all classes of creditors and interest holders entitled to vote on the Plan voting to accept the Plan.

The confirmation hearing relating to the Plan began on June 18, 2007. Although all major constituencies in the Chapter 11 Cases support confirmation of the Plan, and the Plan has been accepted by all classes of creditors and interest holders, certain parties have objected to confirmation of the Plan, and those objections were addressed as part of the confirmation hearing. After six days of hearings before the Bankruptcy Court, the presentation of evidence in connection with the confirmation hearing ended on July 10, 2007. Closing arguments for the confirmation hearing took place on October 1 and 2, 2007. The Bankruptcy Court Judge overseeing the Company’s Chapter 11 Cases has stated that the Plan is probably confirmable by the Bankruptcy Court and, furthermore, that the Plan B Settlement proposed under the Plan will probably be approved.

Subsequent to the conclusion of closing arguments for the confirmation hearing, the Company and the other Plan Proponents have consensually resolved certain of the outstanding objections to confirmation of the Plan and, as a result, the Bankruptcy Court will not be required to rule on those objections. In addition, the Company and the other Plan Proponents have resolved the only remaining objection to the Plan B Settlement. The Company and relevant Plan Proponents are seeking to resolve the remaining objections to the Plan in order to facilitate the Bankruptcy Court’s issuance of the order confirming the Plan. The remaining objections to the Plan are from certain insurers. There are also numerous objections to the proposed Plan A Settlement, which remain pending. While the outcome of the confirmation hearing and the timetable for confirmation of the Plan (and the attendant approvals of the Plan A

Settlement and/or the Plan B Settlement) reside with the Bankruptcy Court, the Company anticipates that the Plan will be confirmed reasonably promptly after completion of the confirmation hearing process. The Company and relevant Plan Proponents are continuing their efforts to resolve all remaining objections to confirmation of the Plan and approval of the Plan A and/or Plan B Settlements.

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

The Revolving Credit Agreement has an interest rate of either the alternative base rate (“ABR”) plus  1/2 percentage point or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 1 1/2 percentage points. Interest on the Term Loan accrues at a rate of either the ABR plus  3/4 percentage point or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 1 3/4 percentage points. ABR is the greater of either the bank’s prime rate or the federal funds rate plus  1/2 percentage point.

The amended DIP facility is secured by the Company’s domestic assets, and the DIP lenders received permission from the lenders of the Senior Credit Agreements to have a priority over their collateral interest. The Term Loan Facility has a first priority lien in the domestic fixed assets of the Company and a second priority lien in the Company’s domestic current assets. The Revolving Credit Facility has a first priority lien in the Company’s domestic current assets and a second priority lien in its domestic fixed assets. Availability under the Company’s Revolving Credit Facility is determined by the underlying collateral borrowing base at any point in time, consisting of the Company’s domestic inventories and domestic accounts receivable. The borrowing base available to the Company is calculated weekly based on the value of this underlying collateral. Commitments available under the amended DIP facility are mandatorily reduced by a portion of proceeds from certain future asset or business divestitures. Amounts available and outstanding on the amended DIP credit facility are further discussed in Note 10 to the consolidated financial statements, “Debt.”

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

The Bankruptcy Court further ordered additional adequate protection to the noteholders in the form of either cash payment of one-half of one percent (0.5%) of the outstanding notes per year or the granting of an administrative expense claim pursuant to Section 507(b) of the Bankruptcy Code in the amount of one percent (1.0%) of the outstanding notes per year. The Company has elected to grant an administrative expense claim in favor of the noteholders for this additional adequate protection. All adequate protection administrative expense claims inured in favor of the noteholders are provisional in nature and subject to challenge by all parties-in-interest to the Restructuring Proceedings. Thus, the ultimate amount and related payment terms, if any, for these administrative expense claims will be established in connection with the Restructuring Proceedings. Accordingly, such additional administrative expense claims, approximating $123 million as of September 30, 2007, have not been recorded in the accompanying financial statements.

Financial Statement Classification

Virtually all of the Company’s pre-petition debt is in default. At September 30, 2007, the Debtors’ pre-petition debt is classified under the caption “Liabilities subject to compromise.” This includes debt outstanding of $1,637.9 million under the pre-petition Senior Credit Agreements and $2,117.3 million of other outstanding debt, primarily notes payable at various unsecured rates, less capitalized debt issuance fees of $29.0 million. The carrying value of the pre-petition debt will be adjusted once it has become an allowed claim by the Bankruptcy Court to the extent the related carrying value differs from the amount of the allowed claim. Such adjustment may be material to the consolidated financial statements.

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

Liabilities subject to compromise include the following:

	September 30 2007	December 31 2006
	(Millions of Dollars)
Debt	$3,726.2	$4,053.5
Asbestos liabilities	1,393.2	1,391.7
Accounts payable	175.5	175.4
Company-obligated mandatorily redeemable securities	74.3	114.6
Interest payable	44.2	44.2
Environmental liabilities	27.0	26.7
Other accrued liabilities	21.6	7.3

Subtotal	5,462.0	5,813.4
Intercompany payables to affiliates	408.8	408.8

	$5,870.8	$6,222.2

The reduction in liabilities subject to compromise reflects the conversion of Company-obligated mandatorily redeemable securities into the Company’s common stock, and the repayment of approximately $330 million of the Senior Credit Facility (see note 10).

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

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(Millions of Dollars)
Professional fees directly related to the filing	$13.2	$21.5	$50.0	$54.5
Critical employee retention costs	2.1	1.6	6.5	10.0
Other direct costs	—	—	—	0.5

	$15.3	$23.1	$56.5	$65.0

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

•

Approximately 270 claims, totaling approximately $4.0 million, represent employee benefit claims. The Plan provides that nearly all employee benefit claims involving the U.S. Debtors will be unimpaired and honored in the ordinary course of the operations of reorganized Federal-Mogul.

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

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(Millions of Dollars)
Net sales	$854.9	$866.0	$2,678.0	$2,738.6
Cost of products sold	722.0	750.9	2,234.4	2,347.4

Gross margin	132.9	115.1	443.6	391.2
Selling, general and administrative expenses	128.2	139.2	388.5	439.8
Adjustment of assets to fair value	2.2	—	2.2	12.4
Interest expense, net	46.1	43.0	141.4	124.7
Chapter 11 and U.K. Administration related reorganization expenses	15.3	23.1	56.5	65.0
Interest income from non-filers	(20.0)	(76.4)	(66.3)	(226.2)
Restructuring expense, net	7.5	8.3	21.7	28.5
Other (income) expense, net	(27.2)	(7.2)	(83.6)	(21.0)

Loss before income taxes and equity income (loss) of non-Debtor subsidiaries	(19.2)	(14.9)	(16.8)	(32.0)
Income tax expense (benefit)	1.1	(0.8)	5.5	3.6

Loss before equity income (loss) of non-Debtor subsidiaries	(20.3)	(14.1)	(22.3)	(35.6)
Equity income (loss) of non-Debtor subsidiaries	34.0	16.7	44.5	(47.0)

Net income (loss)	$13.7	$2.6	$22.2	$(82.6)

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Balance Sheets

	(Unaudited) September 30 2007	December 31 2006
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$86.6	$50.8
Accounts receivable, net	615.6	543.3
Accounts receivable from non-Debtor affiliates	538.9	524.7
Inventories, net	403.0	420.3
Prepaid expenses and other current assets	119.3	97.2

Total current assets	1,763.4	1,636.3
Property, plant and equipment, net	754.8	830.3
Goodwill and indefinite-lived intangible assets	1,093.1	1,128.8
Definite-lived intangible assets, net	176.3	183.9
Asbestos-related insurance recoverable	879.5	859.0
Loans receivable from and investments in non-Debtors, net	1,938.7	1,695.4
Prepaid pension costs and other noncurrent assets	245.0	247.2

	$6,850.8	$6,580.9

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt, including current portion of long-term debt	$782.9	$371.1
Accounts payable and accrued compensation	311.2	267.5
Accounts payable to non-Debtor affiliates	334.8	339.5
Current portion of postemployment benefit liability	52.6	52.6
Other current liabilities	217.4	185.9

Total current liabilities	1,698.9	1,216.6
Postemployment benefits	680.4	769.1
Other accrued liabilities	97.7	120.9
Liabilities subject to compromise	5,870.8	6,222.2
Shareholders’ deficit	(1,497.0)	(1,747.9)

	$6,850.8	$6,580.9

FEDERAL-MOGUL CORPORATION

Debtors’ Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2007	2006
	(Millions of Dollars)
Net Cash Provided From (Used By) Operating Activities	$(34.1)	$4.3
Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(57.0)	(61.0)
Net proceeds from the sale of property, plant and equipment	22.3	12.2
Net proceeds from the sale of businesses	14.0	3.4
Net proceeds from the sale of investment	13.8	—
Payments to acquire minority interest	(6.8)	—

Net Cash Used By Investing Activities	(13.7)	(45.4)
Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on DIP credit facility	658.8	252.5
Principal payments on DIP credit facility	(247.0)	(268.0)
Repayment of pre-petition Tranche C debt	(330.0)	—
Net change in restricted cash	—	20.6
Debt refinance fees	(0.1)	—

Net Cash Provided From Financing Activities	81.7	5.1
Effect of foreign currency exchange rate fluctuations on cash	1.9	71.8

Increase in cash and equivalents	35.8	35.8
Cash and equivalents at beginning of period	50.8	53.8

Cash and equivalents at end of period	$86.6	$89.6

3.	Adjustment of Long-Lived Assets to Fair Value

During the nine month periods ended September 30, 2007 and 2006, the Company recorded charges of $7.0 million and $21.2 million, respectively, to adjust property, plant and equipment to their estimated fair values in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The fair value of property, plant and equipment is based upon estimated discounted future cash flows and estimates of salvage value. The impairment charge represents the difference between the estimated fair values and the carrying value of the subject assets.

Impairment charges by reporting segment are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(Millions of Dollars)
Powertrain Energy	$0.4	$—	$0.4	$10.7
Powertrain Sealing and Bearings	1.2	—	1.2	13.4
Vehicle Safety and Protection	1.9	—	1.9	—
Automotive Products	—	—	3.5	0.3
Global Aftermarket	—	—	—	—
Other	—	—	—	(3.2)

	$3.5	$—	$7.0	$21.2

4.	Restructuring

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the nine months ended September 30, 2007. “PTE”, “PTSB”, “VSP”,”AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
Balance of reserves at December 31, 2006	$15.6	$16.5	$0.4	$5.1	$2.5	$—	$40.1
Provisions	2.4	7.0	1.3	1.5	4.0	0.1	16.3
Reversals	(0.1)	(0.1)	—	—	—	—	(0.2)
Payments	(4.9)	(9.9)	(0.7)	(1.3)	(0.9)	—	(17.7)
Foreign currency	0.1	0.1	—	—	—	—	0.2

Balance of reserves at March 31, 2007	13.1	13.6	1.0	5.3	5.6	0.1	38.7
Provisions	6.7	5.4	1.3	0.7	—	—	14.1
Reversals	—	(0.3)	(0.3)	—	—	—	(0.6)
Payments	(5.1)	(9.8)	(0.5)	(0.9)	(1.7)	—	(18.0)
Foreign currency	0.1	0.1	0.1	—	—	—	0.3

Balance of reserves at June 30, 2007	14.8	9.0	1.6	5.1	3.9	0.1	34.5
Provisions	1.9	7.9	1.2	1.0	0.2	0.2	12.4
Reversals	(2.0)	(0.3)	(0.2)	(0.1)	—	—	(2.6)
Payments	(3.9)	(8.4)	(0.5)	(0.8)	(1.3)	(0.3)	(15.2)
Foreign currency	0.2	0.2	—	(0.1)	0.3	—	0.6

Balance of reserves at September 30, 2007	$11.0	$8.4	$2.1	$5.1	$3.1	$—	$29.7

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

As of September 30, 2007 the Company has recorded cumulative restructuring charges of $115.4 million related to previously announced closures and projects associated with Restructuring 2006. The Company expects to incur additional charges of approximately $40.0 million in connection with Restructuring 2006, and expects to achieve annual cost savings of $130.0 million subsequent to the completion of this restructuring program.

Included within the summary table on the previous page are the payment activity and remaining reserves associated with activities executed under Restructuring 2006, as follows:

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
Balance of reserves at December 31, 2006	$10.8	$15.9	$0.4	$4.6	$1.1	$—	$32.8
Provisions	2.4	7.0	0.8	1.5	3.2	—	14.9
Reversals	(0.1)	(0.1)	—	—	—	—	(0.2)
Payments	(4.6)	(9.9)	(0.2)	(1.3)	(0.6)	—	(16.6)
Foreign currency	0.1	0.1	—	—	—	—	0.2

Balance of reserves at March 31, 2007	8.6	13.0	1.0	4.8	3.7	—	31.1
Provisions	6.5	5.4	0.1	0.7	—	—	12.7
Reversals	—	(0.3)	(0.3)	—	—	—	(0.6)
Payments	(4.9)	(9.8)	(0.3)	(0.8)	(1.3)	—	(17.1)
Foreign currency	—	0.1	—	—	—	—	0.1

Balance of reserves at June 30, 2007	10.2	8.4	0.5	4.7	2.4	—	26.2
Provisions	1.4	7.9	0.2	1.0	0.2	—	10.7
Reversals	(2.0)	(0.3)	(0.2)	(0.1)	—	—	(2.6)
Payments	(3.4)	(8.4)	(0.2)	(0.8)	(0.9)	—	(13.7)
Foreign currency	0.2	0.2	—	—	0.2	—	0.6

Balance of reserves at September 30, 2007	$6.4	$7.8	$0.3	$4.8	$1.9	$—	$21.2

Significant components of charges related to Restructuring 2006 are as follows:

	Total Expected Costs	Incurred Prior to July 1, 2007	Incurred During the Quarter	Estimated Charges Not Yet Incurred
	(Millions of Dollars)
Powertrain Energy	$32.1	$26.7	$(0.6)	$6.0
Powertrain Sealing and Bearings	61.9	44.3	7.6	10.0
Vehicle Safety and Protection	20.5	3.5	—	17.0
Automotive Products	24.9	21.0	0.9	3.0
Global Aftermarket	14.9	11.7	0.2	3.0
Corporate	1.1	0.1	—	1.0

	$155.4	$107.3	$8.1	$40.0

5.	Other Expense (Income), Net

The specific components of “Other expense (income), net” are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(Millions of Dollars)
Amortization of intangible assets	$4.7	$4.5	$14.0	$13.1
Foreign currency exchange	0.7	3.8	1.2	(5.5)
Minority interest in consolidated subsidiaries	(0.8)	0.8	(3.5)	3.0
Royalty income	(0.6)	(1.5)	(1.3)	(1.8)
Accounts receivable discount expense	2.1	0.8	5.7	2.8
Gain on sale of assets	(0.8)	(0.5)	(11.3)	(0.6)
Gain on sale of businesses	(9.1)	—	(8.7)	(0.3)
Other	(0.6)	(4.3)	(8.8)	(8.4)

	$(4.4)	$3.6	$(12.7)	$2.3

6.	Inventories

Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for 42% and 45% of inventories at September 30, 2007 and December 31, 2006, respectively. The remaining inventories are recorded using the first-in, first-out (FIFO) method. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories is provided in the table below:

	September 30 2007	December 31 2006
	(Millions of Dollars)
Raw materials	$182.1	$170.4
Work-in-process	164.7	164.0
Finished products	666.4	624.5

	1,013.2	958.9
Valuation reserves	(72.0)	(66.3)

	$941.2	$892.6

7.	Investments in Non-Consolidated Affiliates

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximated $169 million and $187 million at September 30, 2007 and December 31, 2006, respectively, and is included in the consolidated balance sheets as other noncurrent assets. The investment balance decreased during the nine months ended September 30, 2007 resulting from dividends paid by the joint venture affiliates of approximately $43 million and the third quarter sale of the company’s interest in a piston venture in India. Decreases in the investment balance were offset by the Company’s equity in the earnings of such affiliates amounting to approximately $28 million and $24 million for the nine month periods ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, these entities generated sales of approximately $497 million, net income of approximately $62 million, and had total net assets at September 30, 2007 of approximately $369 million. The Company does not hold a controlling interest in any entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of September 30, 2007, the total amount of the contingent guarantee, were all triggering events to occur, approximated $57 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS No. 141, Business Combinations.

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

8.	Forward Contracts

The Company is dependent upon the supply of certain raw materials used in its production processes; these raw materials are exposed to price fluctuations on the open market. The Company enters into commodity price forward contracts to manage the volatility associated with it’s forecasted purchases. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts, including exposures related to natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecasted for up to fifteen months in the future.

The Company had 208 contracts outstanding with a combined notional value of $121.6 million at September 30, 2007. Such contracts are recorded on the balance sheet at fair value. Effective April 1, 2007, the Company completed the required evaluation and documentation to designate the majority of such contracts as cash flow hedges. As a result, after April 1, 2007 the effective portion of changes in fair value of contracts designated as cash flow hedges are recorded in accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the underlying hedged item affected earnings. At September 30, 2007, an unrecognized gain of $0.9 million related to forward contracts was included in accumulated other comprehensive income. The ineffectiveness, as defined by SFAS 133, related to those forward contracts for the three and nine month periods ended September 30, 2007 was not material.

9.	Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30 2007	December 31 2006
	(Millions of Dollars)
Accrued compensation	$246.1	$215.1
Accrued rebates	89.3	82.1
Accrued income taxes	54.3	5.1
Restructuring reserves	29.7	40.1
Accrued Chapter 11 and U.K. Administration expenses	25.5	29.3
Accrued product returns	20.1	20.4
Non-income taxes payable	20.1	7.9
Accrued professional services	19.4	17.7
Accrued warranty	14.9	17.3

	$519.4	$435.0

10.	Debt

Long-term debt consisted of the following:

	September 30 2007	December 31 2006
	(Millions of Dollars)
DIP credit facility	$782.9	$371.1
Other	156.6	137.7

	939.5	508.8
Less: current maturities included in short-term debt	(915.1)	(482.1)

	$24.4	$26.7

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

	September 30 2007	December 31 2006
	(Millions of Dollars)
Contractual commitment:
Revolving credit facility	$500.0	$500.0
Term loan facility	605.0	275.0
Mandatory commitment reductions	—	—

Current commitment	$1,105.0	$775.0

Outstanding:
Revolving credit facility	$177.9	$96.1
Term loan facility	605.0	275.0
Letters of credit	35.0	24.5

Total outstanding	$817.9	$395.6

Borrowing Base on Revolving credit facility
Current borrowings	$177.9	96.1
Letters of credit	35.0	24.5
Available to borrow	286.5	353.6

Total borrowing base	$499.4	$474.2

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

On August 29, 2007, the Bankruptcy Court approved the Company’s entry into a commitment letter with respect to exit financing for the Company’s emergence from Chapter 11. The commitment letter contemplates that the Company will receive (a) a $540 million senior secured asset-based revolving credit facility and (b) a $2,960 million senior secured term loan facility to consist of (i) an $878 million senior secured term loan facility and to include a $50 million synthetic letter of credit subfacility and (ii) a $2,082 million delayed draw senior secured term loan facility (the “Delayed Draw Term Facility”). In addition, the commitment letter contemplates that the proceeds of the exit financing will be used to refinance the amended DIP facility, make certain cash payments or otherwise satisfy allowed claims pursuant to the Plan, pay transaction costs related to the reorganization, and provide working capital and for other general corporate purposes. The commitment letter also contemplates that, if drawn, the Delayed Draw Term Facility will be used to refinance amounts outstanding under the Reorganized Federal-Mogul Secured Term Loan Agreement and the Reorganized Federal-Mogul Junior Secured PIK Notes, each of which shall be issued pursuant to the Plan. The obligations under the exit facilities are expected to be secured by a first priority security interest in substantially all of the Company’s tangible and intangible personal property, including the capital stock of each guarantor under the exit financing, and each parcel of real estate having a value in excess of $5,000,000. The commitments set forth in the commitment letter are subject to various conditions precedent and are scheduled to terminate under the terms of such commitment letter on December 31, 2007.

11.	Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(Millions of Dollars)
Net income (loss)	$13.7	$2.6	$22.2	$(82.6)
Foreign currency translation adjustments and other	96.9	37.8	143.6	52.1
Forward contracts	(2.5)	—	0.9	—
Postemployment benefits	7.9	—	24.9	—

	$116.0	$40.4	$191.6	$(30.5)

12.	Income Taxes

For the nine months ended September 30, 2007, the Company recorded income tax expense of $45.8 million on earnings before income taxes of $68.0 million. This compares to income tax expense of $31.5 million on a loss before income taxes of $51.1 million in the same period of 2006. Income tax expense for the nine month periods ended September 30, 2007 and 2006 differs from statutory rates due to non-recognition of income tax benefits on certain operating losses, primarily in the U.S. and U.K., and non-deductible items in various jurisdictions. In addition, income tax expense for the nine month period ended September 30, 2006 includes an income tax benefit of $32 million for changes to German tax regulations.

In the third quarter of 2007, the German statutory rates were reduced from 39% to 29%, effective January 1, 2008. This change resulted in reduced deferred tax liabilities of $10.5 million; the benefit of which the Company recognized during the third quarter.

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

Including the cumulative effect decrease, at the beginning of 2007 the Company had $168.4 million of total unrecognized tax benefits. Of this total, $38.6 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.

The Company classifies tax-related penalties and net interest as income tax expense. As of January 1, 2007, the Company has recorded $11.4 million in liabilities for tax-related net interest and penalties on its consolidated balance sheet.

U.K. tax audit settlements in the third quarter reduced the unrecognized tax benefits by $34.1 million related primarily to an agreement on the taxable gain of certain share investments. Because of valuation allowances, the favorable settlements did not result in a material change to the Company’s results of operations, financial condition, or liquidity. Also during the quarter, tax-related net interest and penalties decreased by $7.8 million.

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

The Internal Revenue Service has completed an examination of the Company’s U.S. income tax returns for 2001 through 2003, with a settlement at the appellate level for all issues. The settlement will not result in a material change to the Company’s results of operations, financial condition, or liquidity. The Company is also under income tax examination in Germany and in several other state and foreign jurisdictions.

13.	Income Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(Millions of Dollars, Except Share and Per Share Amounts)
Net income (loss)	$13.7	$2.6	$22.2	$(82.6)
Weighted average shares outstanding, basic (in millions)	89.9	89.6	89.7	89.3
Basic income (loss) per common share	$0.15	$0.03	$0.25	$(0.92)

Weighted average shares outstanding, diluted (in millions)	91.3	91.3	91.3	91.3
Diluted income (loss) per common share	$0.15	$0.03	$0.24	$(0.92)

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

Components of net periodic benefit cost for the three month periods ended September 30 are as follows:

	Pension Benefits
	United States		International		Other Benefits
	2007	2006	2007	2006	2007	2006
	(Millions of Dollars)
Service cost	$6.3	$7.4	$2.3	$2.0	$0.5	$0.5
Interest cost	14.9	14.4	4.7	39.7	9.0	8.2
Expected return on plan assets	(18.4)	(15.7)	(1.1)	(31.0)	—	—
Amortization of actuarial loss	4.5	6.4	0.7	29.5	3.9	3.2
Amortization of prior service cost (benefit)	1.6	1.5	—	—	(1.1)	(1.0)

Net periodic benefit cost	$8.9	$14.0	$6.6	$40.2	$12.3	$10.9

Components of net periodic benefit cost for the nine month periods ended September 30 are as follows:

	Pension Benefits
	United States		International		Other Benefits
	2007	2006	2007	2006	2007	2006
	(Millions of Dollars)
Service cost	$19.4	$22.3	$4.9	$5.8	$1.5	$1.7
Interest cost	45.1	43.4	11.8	115.6	27.0	24.8
Expected return on plan assets	(54.2)	(46.9)	(1.7)	(90.3)	—	—
Amortization of actuarial loss	13.7	19.2	1.9	85.8	11.6	9.6
Amortization of prior service cost (benefit)	4.8	4.7	—	—	(3.2)	(3.0)
Settlement gain	—	—	(0.3)	—	—	—

Net periodic benefit cost	$28.8	$42.7	$16.6	$116.9	$36.9	$33.1

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

The Company has contributed $104 million to its pension plans for the nine months ended September 30, 2007. Included in this amount is a $33.6 million contribution to the Company’s U.S. pension plans made in September 2007 in excess of ERISA minimum funding requirements. The Company expects to make additional contributions of $5 million to its U.S. and international pension plans during the fourth quarter of 2007.

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

Recorded Liability

The Company, during the year ended December 31, 2000, increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.2 billion as of September 30, 2007) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the U.S. is stayed, and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants.

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

Insurance Recoverable

T&N Ltd. (formerly T&N, plc), during the year ended December 31, 1996, purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. The Company, during the year ended December 31, 2000, concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. The recorded insurance recoverable was $720 million as of September 30, 2007. One of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), in December 2001, filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. The parties were able to reach a settlement prior to the conclusion of the trial. As a result of this settlement, the Company recorded a $38.9 million asbestos charge during 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above were placed in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval of the settlement was filed on March 1, 2004.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater or less than $1.69/£, the Company will effectively have a premium or discount on claims paid. As of September 30, 2007, the $720 million insurance recoverable asset includes an exchange rate premium of approximately $105 million.

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

Recorded Liability

The liability (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of September 30, 2007) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

Cooper, Pneumo, the Company, the asbestos claimants committee, the representative for future asbestos claimants, and various other relevant parties, signed a nonbinding term sheet in July of 2006, reflecting a global settlement that will provide two alternative means of resolving all of Cooper’s and Pneumo’s claims against the Company arising out of the Abex asbestos litigation and the related alleged indemnity obligations. One of these alternatives will be accomplished as part of the Plan and its confirmation. Under one alternative, Cooper will contribute $756 million to a trust to be established pursuant to Section 524(g) of the Bankruptcy Code, consisting of $256 million in cash and a $500 million promissory note, in consideration for Cooper and Pneumo being protected from current and future Abex asbestos claims by the Plan’s channeling injunction which will channel all the Abex asbestos claims to the trust. This alternative settlement has been documented as part of the Plan, and affected creditors voted in favor of this alternative as part of the solicitation of votes on the Plan, which was completed in May 2007.

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

Insurance Recoverable

Abex maintained product liability insurance coverage for most of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. The subsidiary of the Company that may be liable for certain indemnity and defense payments with respect to Abex has the benefit of that insurance up to the extent of that liability. Abex has been in litigation since 1982 with the insurance carriers of its primary layer of liability concerning coverage for asbestos claims. Abex also has substantial excess layer liability insurance coverage that is shared with other companies that, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Abex. The Abex insurance recoverable was $111.9 million as of September 30, 2007.

Wagner also maintained product liability insurance coverage for some of the time that it manufactured products that contained asbestos. This coverage is shared with other third-party companies. One of the companies, Dresser Industries, Inc. (“Dresser”) initiated an adversary action in federal court against the Debtors and a number of insurance carriers in the Company’s Restructuring Proceedings (the “Adversary Proceeding”). In its complaint, Dresser alleged that it has rights under certain primary and excess general liability insurance policies that may be shared with one of the Debtors, Federal-Mogul Products (“FMP”) as the successor to Wagner Electric Corporation. Dresser sought, among other things, a declaration of the parties’ respective rights and obligations under the policies and a partition of the competing rights of Dresser and FMP under the policies. FMP answered Dresser’s complaint and filed cross-claims against all of the defendant-insurers seeking a declaration of FMP’s rights to the policies. The subsidiary of the Company that may be liable for asbestos claims against Wagner has the benefit of that insurance, subject to the rights of other potential insureds under the policies. Primary layer liability insurance coverage for asbestos claims against Wagner is the subject of an agreement with Wagner’s solvent primary carriers. The agreement provides for partial reimbursement of indemnity and defense costs for Wagner asbestos claims until exhaustion of aggregate limits. Wagner also has substantial excess layer liability insurance coverage which, barring unforeseen insolvencies of excess carriers or other adverse events, should provide coverage for asbestos claims against Wagner. The Wagner insurance recoverable was $47.6 million as of September 30, 2007. On November 4, 2004, FMP, Dresser and Cooper Industries, LLC. (“Cooper”) and certain of the insurers (“Parties”) entered into a partitioning agreement, by which the Parties agreed as to the manner in which the limits of liability, self-insured retentions, deductibles and any other self-insurance features, and the erosion thereof, are to be partitioned among FMP, Dresser and Cooper. The partitioning agreement effectively disposes of Dresser’s claims in the Adversary Proceeding. However, FMP’s cross claim against the defendant-insurers remains. In a separate agreement, FMP, Cooper, and Pneumo have agreed, among other things, to a method for dividing the FMP-Cooper portion of the partitioned limits among those three entities. The agreement among FMP, Cooper, and Pneumo is subject to bankruptcy court approval and is set forth in detail in the Fourth Amended Plan of Reorganization.

Because the legal issues raised in the Adversary Proceeding generally involve state rather than federal law, on September 19, 2006, FMP filed a complaint in the Superior Court of New Jersey (the “New Jersey Complaint”) against all of the defendant insurers in the Adversary Proceeding. On March 28, 2007, the federal court in the Adversary Proceeding entered an order abstaining from the Adversary Proceeding. The New Jersey Complaint generally tracks the cross-claims previously asserted by FMP against the defendant insurers in the Adversary Proceeding, and seeks a declaration as to FMP’s coverage rights under the policies as well as damages for breach of contract and bad faith. Several defendant insurers have stated that they believe that the New York Supreme Court rather than the New Jersey Superior Court is the more appropriate forum for the litigation. On or about May 8, 2007, those insurers sued FMP, Federal-Mogul Corporation and certain other parties in New York Supreme Court, seeking a declaration that they do not have any obligation to cover Wagner asbestos claims (the “New York Complaint”). FMP and Federal-Mogul Corporation filed a motion to dismiss the New York Complaint in deference to the prior-filed New Jersey Complaint, and oral argument on that motion is scheduled for October 29, 2007. The defendant insurers in the New Jersey proceeding filed a motion to dismiss the New Jersey Complaint in deference to the New York Complaint, and oral argument on that motion is scheduled for December 14, 2007.

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

Aggregate of Asbestos Liability and Insurance Recoverable Asset

The following is a summary of the asbestos liability subject to compromise and the insurance recoverable asset as of September 30, 2007 and December 31, 2006:

	T&N Companies	Abex	Wagner	Other	Total
	(Millions of Dollars)
Liability:
Balance at December 31, 2006	$1,175.4	$129.5	$84.1	$2.7	$1,391.7
Foreign exchange	1.5	—	—	—	1.5

Balance at September 30, 2007	$1,176.9	$129.5	$84.1	$2.7	$1,393.2

Asset:
Balance at December 31, 2006	$698.8	$112.6	$47.6	$—	$859.0
Cash receipts	—	(0.7)	—	—	(0.7)
Foreign exchange	21.2	—	—	—	21.2

Balance at September 30, 2007	$720.0	$111.9	$47.6	$—	$879.5

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

The Company records asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, when the amount can be reasonably estimated, typically upon decision to close or sell an operating site. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold in connection with Restructuring 2006. In connection with these sites, the Company has accrued $22.3 million and $25.3 million as of September 30, 2007 and December 31, 2006, respectively, for conditional asset retirement obligations, primarily related to anticipated costs of asbestos removal.

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

Total environmental reserves, including reserves for conditional asset retirement obligations, were $78.9 million and $82.1 million at September 30, 2007 and December 31, 2006, respectively, and are included in the consolidated balance sheets as follows:

	September 30 2007	December 31 2006
	(Millions of Dollars)
Current liabilities:
Environmental liabilities	$5.9	$6.6
Asset retirement obligations	5.7	8.6
Long-term accrued liabilities:
Environmental liabilities	23.7	23.5
Asset retirement obligations	16.6	16.7
Liabilities subject to compromise - Environmental	27.0	26.7

	$78.9	$82.1

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At September 30, 2007, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $79 million.

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

The Company’s integrated operations are organized into six reporting segments generally corresponding to major product groups; Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, Global Aftermarket and Corporate. Segment information for the three and nine month periods ended September 30, 2006 has been reclassified to reflect organizational changes implemented in the second quarter of 2007.

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

Net sales and gross margin information by reporting segment is as follows:

	Net Sales
	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(Millions of Dollars)
Powertrain Energy	$490	$437	$1,513	$1,353
Powertrain Sealing and Bearings	252	229	790	726
Vehicle Safety and Protection	196	172	599	547
Automotive Products	83	69	243	217
Global Aftermarket	665	642	2,020	1,938

	$1,686	$1,549	$5,165	$4,781

	Gross Margin
	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(Millions of Dollars)
Powertrain Energy	$53	$65	$191	$207
Powertrain Sealing and Bearings	14	14	48	70
Vehicle Safety and Protection	47	38	150	131
Automotive Products	13	7	52	35
Global Aftermarket	153	158	472	474
Corporate	(1)	(20)	(3)	(65)

	$279	$262	$910	$852

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to income (loss) before income tax expense is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(Millions of Dollars)
Powertrain Energy	$71	$72	$245	$236
Powertrain Sealing and Bearings	14	14	48	69
Vehicle Safety and Protection	45	36	141	119
Automotive Products	16	5	53	34
Global Aftermarket	108	113	331	331
Corporate	(88)	(106)	(241)	(334)

Total Operational EBITDA	166	134	577	455
Interest expense, net	(50)	(45)	(152)	(128)
Depreciation and amortization	(89)	(82)	(261)	(241)
Restructuring charges, net	(10)	(9)	(39)	(51)
Adjustment of assets to fair value	(4)	—	(7)	(21)
Chapter 11 and U.K. Administration related reorganization expenses	(15)	(23)	(57)	(65)
Gain on sale of business	9	—	9	—
Other	—	1	(2)	—

Income (loss) before income tax expense	$7	$(24)	$68	$(51)

Total assets by reportable segment are as follows:

	September 30 2007	December 31 2006
	(Millions of Dollars)
Powertrain Energy	$1,560	$1,474
Powertrain Sealing and Bearings	1,201	1,195
Vehicle Safety and Protection	1,018	983
Automotive Products	957	1,007
Global Aftermarket	1,962	1,828
Corporate	836	692

	$7,534	$7,179

17.	Stock-Based Compensation

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

In accordance with SFAS No. 123(R), Share Based Payments, the Company has determined the amount of compensation expense associated with these stock options based upon the fair value of such options as of September 30, 2007. Key assumptions and related option-pricing models used by the Company are summarized in the following table.

	Plain Vanilla Options	Options with Exchange
Valuation model	Black-Scholes	Modified Binomial
Expected volatility	41%	41%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected life of option	4.22 – 4.47%	4.22 – 4.47%
Expected term (in years)	3.79	4.62

Until the date of grant, the Company is required to reassess the value of the Options quarterly and adjust the aggregate compensation expense recognized to reflect any change in the value of the Options. During the nine month periods ended September 30, 2007 and September 30, 2006, the Company recorded compensation expense of $5.0 million and $4.7 million, respectively. As of September 30, 2007 and December 31, 2006, there was approximately $16.1 million and $21.1 million, respectively, of total unrecognized compensation cost related to non-vested stock-options under the employment agreement, which is expected to be recognized ratably over the remaining term of the employment agreement.

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

As a result of the Restructuring Proceedings (see Note 2 “Voluntary Reorganization Under Chapter 11 and U.K. Administration”) certain of the liabilities at September 30, 2007, as shown below, were liabilities subject to compromise as of the Petition date:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Millions of Dollars)
Debt	$3,726.0	$0.2	$—	$3,726.2
Asbestos liabilities	1.4	236.3	1,155.5	1,393.2
Accounts payable	59.0	116.5	—	175.5
Company-obligated mandatorily redeemable preferred securities of subsidiary holding solely convertible subordinated debentures of the Company	—	—	74.3	74.3
Interest payable	44.0	0.2	—	44.2
Environmental liabilities	27.0	—	—	27.0
Other accrued liabilities	13.7	—	7.9	21.6

	$3,871.1	$353.2	$1,237.7	$5,462.0

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended September 30, 2007

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$286.4	$390.6	$1,444.5	$(436.0)	$1,685.5
Cost of products sold	239.1	314.5	1,288.4	(436.0)	1,406.0

Gross margin	47.3	76.1	156.1	—	279.5
Selling, general and administrative expenses	64.5	52.4	90.8	—	207.7
Adjustment of assets to fair value	—	2.2	1.3	—	3.5
Interest expense, net	47.3	—	2.6	—	49.9
Chapter 11 and U.K. Administration related reorganization expenses	15.3	—	—	—	15.3
Equity earnings of unconsolidated affiliates	—	(0.4)	(9.2)	—	(9.6)
Restructuring expense, net	2.7	1.9	5.2	—	9.8
Other (income) expense, net	(5.7)	(13.6)	14.9	—	(4.4)

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(76.8)	33.6	50.5	—	7.3
Income tax benefit	—	—	(6.4)	—	(6.4)

Earnings (loss) before equity earnings (loss) of subsidiaries	(76.8)	33.6	56.9	—	13.7
Equity earnings (loss) of subsidiaries	90.5	30.0	—	(120.5)	—

Net earnings (loss)	$13.7	$63.6	$56.9	$(120.5)	$13.7

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Nine Months Ended September 30, 2007

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$883.0	$1,222.9	$4,395.6	$(1,336.1)	$5,165.4
Cost of products sold	745.4	951.5	3,894.9	(1,336.1)	4,255.7

Gross margin	137.6	271.4	500.7	—	909.7
Selling, general and administrative expenses	186.7	162.4	278.2	—	627.3
Adjustment of assets to fair value	—	2.2	4.8	—	7.0
Interest expense, net	143.7	—	8.1	—	151.8
Chapter 11 and U.K. Administration related reorganization expenses	56.5	—	—	—	56.5
Equity earnings of unconsolidated affiliates	—	(2.5)	(25.1)	—	(27.6)
Restructuring expense, net	9.9	5.8	23.7	—	39.4
Other (income) expense, net	(30.3)	(46.8)	64.4	—	(12.7)

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(228.9)	150.3	146.6	—	68.0
Income tax expense	4.3	—	41.5	—	45.8

Earnings (loss) before equity earnings (loss) of subsidiaries	(233.2)	150.3	105.1	—	22.2
Equity earnings (loss) of subsidiaries	255.4	160.8	—	(416.2)	—

Net earnings (loss)	$22.2	$311.1	$105.1	$(416.2)	$22.2

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Three Months Ended September 30, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$284.0	$398.5	$1,289.0	$(422.9)	$1,548.6
Cost of products sold	231.7	312.0	1,165.4	(422.9)	1,286.2

Gross margin	52.3	86.5	123.6	—	262.4
Selling, general and administrative expenses	63.7	52.2	96.8	—	212.7
Adjustment of assets to fair value	—	—	—	—	—
Interest expense (income), net	52.9	—	(8.0)	—	44.9
Chapter 11 and U.K. Administration related reorganization expenses	23.1	—	—	—	23.1
Equity earnings of unconsolidated affiliates	—	(1.3)	(5.3)	—	(6.6)
Restructuring expense, net	4.5	1.9	2.4	—	8.8
Other (income) expense, net	(9.8)	(34.8)	48.2	—	3.6

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(82.1)	68.5	(10.5)	—	(24.1)
Income tax expense (benefit)	1.0	1.1	(28.8)	—	(26.7)

Earnings (loss) before equity earnings (loss) of subsidiaries	(83.1)	67.4	18.3	—	2.6
Equity earnings (loss) of subsidiaries	85.7	(3.5)	—	(82.2)	—

Net earnings (loss)	$2.6	$63.9	$18.3	$(82.2)	$2.6

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Operations

Nine Months Ended September 30, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net sales	$890.6	$1,249.1	$3,956.8	$(1,316.0)	$4,780.5
Cost of products sold	732.5	968.3	3,544.1	(1,316.0)	3,928.9

Gross margin	158.1	280.8	412.7	—	851.6
Selling, general and administrative expenses	208.6	158.9	291.1	—	658.6
Adjustment of assets to fair value	9.2	0.5	11.5	—	21.2
Interest expense (income), net	151.2	—	(23.0)	—	128.2
Chapter 11 and U.K. Administration related reorganization expenses	65.0	—	—	—	65.0
Equity earnings of unconsolidated affiliates	—	(4.3)	(19.4)	—	(23.7)
Restructuring expense, net	14.2	2.0	34.9	—	51.1
Other (income) expense, net	(26.1)	(100.6)	129.0	—	2.3

Earnings (loss) before income taxes and equity earnings (loss) of subsidiaries	(264.0)	224.3	(11.4)	—	(51.1)
Income tax expense	3.0	3.3	25.2	—	31.5

Earnings (loss) before equity earnings (loss) of subsidiaries	(267.0)	221.0	(36.6)	—	(82.6)
Equity earnings (loss) of subsidiaries	184.4	(11.9)	—	(172.5)	—

Net earnings (loss)	$(82.6)	$209.1	$(36.6)	$(172.5)	$(82.6)

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Balance Sheet

September 30, 2007

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$24.2	$—	$342.0	$—	$366.2
Accounts receivable, net	227.1	307.2	624.3	—	1,158.6
Inventories, net	93.5	276.3	571.4	—	941.2
Prepaid expenses and other current assets	62.2	39.4	221.5	—	323.1

Total current assets	407.0	622.9	1,759.2	—	2,789.1
Property, plant and equipment, net	207.7	448.1	1,447.7	—	2,103.5
Goodwill and indefinite-lived intangible assets	482.3	577.7	166.2	—	1,226.2
Definite-lived intangible assets, net	13.6	69.6	170.8	—	254.0
Investment in subsidiaries	7,260.7	3,402.7	—	(10,663.4)	—
Intercompany accounts, net	(4,172.6)	3,428.6	744.0	—	—
Asbestos-related insurance recoverable	—	159.5	720.0	—	879.5
Prepaid pension costs and other noncurrent assets	51.5	18.0	212.6	—	282.1

	$4,250.2	$8,727.1	$5,220.5	$(10,663.4)	$7,534.4

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt, including current portion of long-term debt	$782.9	$—	$132.2	$—	$915.1
Accounts payable	87.8	120.5	360.1	—	568.4
Accrued liabilities	119.5	67.9	332.0	—	519.4
Current portion of postemployment benefit liability	52.6	—	15.1	—	67.7
Other current liabilities	39.1	12.2	82.2	—	133.5

Total current liabilities	1,081.9	200.6	921.6	—	2,204.1
Liabilities subject to compromise	3,871.1	353.2	1,237.7	—	5,462.0
Long-term debt	—	—	24.4	—	24.4
Postemployment benefits	680.4	—	378.2	—	1,058.6
Long-term portion of deferred income taxes	—	—	77.3	—	77.3
Other accrued liabilities	74.3	7.7	83.5	—	165.5
Minority interest in consolidated subsidiaries	39.5	—	—	—	39.5
Shareholders’ equity (deficit)	(1,497.0)	8,165.6	2,497.8	(10,663.4)	(1,497.0)

	$4,250.2	$8,727.1	$5,220.5	$(10,663.4)	$7,534.4

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Consolidating Condensed Balance Sheet

December 31, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$9.2	$—	$350.1	$—	$359.3
Accounts receivable, net	188.9	268.2	535.5	—	992.6
Inventories, net	98.6	282.5	511.5	—	892.6
Prepaid expenses and other current assets	50.6	33.3	164.3	—	248.2

Total current assets	347.3	584.0	1,561.4	—	2,492.7
Property, plant and equipment, net	227.1	474.1	1,377.4	—	2,078.6
Goodwill and indefinite-lived intangible assets	482.3	577.7	145.3	—	1,205.3
Definite-lived intangible assets, net	15.5	73.1	165.7	—	254.3
Investment in subsidiaries	7,264.8	3,006.4	—	(10,271.2)	—
Intercompany accounts, net	(4,369.4)	3,471.0	898.4	—	—
Asbestos-related insurance recoverable	—	160.2	698.8	—	859.0
Prepaid pension costs and other noncurrent assets	48.0	19.3	221.9	—	289.2

	$4,015.6	$8,365.8	$5,068.9	$(10,271.2)	$7,179.1

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt, including current portion of long-term debt	$371.1	$—	$111.0	$—	$482.1
Accounts payable	78.8	82.4	326.8	—	488.0
Accrued liabilities	103.1	59.0	272.9	—	435.0
Current portion of postemployment benefit liability	52.6	—	15.3	—	67.9
Other current liabilities	49.3	10.3	122.1	—	181.7

Total current liabilities	654.9	151.7	848.1	—	1,654.7
Liabilities subject to compromise	4,198.2	353.2	1,262.0	—	5,813.4
Long-term debt	—	—	26.7	—	26.7
Postemployment benefits	769.0	0.1	342.0	—	1,111.1
Long-term portion of deferred income taxes	—	—	81.8	—	81.8
Other accrued liabilities	92.4	—	92.7	—	185.1
Minority interest in consolidated subsidiaries	49.0	6.3	(1.1)	—	54.2
Shareholders’ equity (deficit)	(1,747.9)	7,854.5	2,416.7	(10,271.2)	(1,747.9)

	$4,015.6	$8,365.8	$5,068.9	$(10,271.2)	$7,179.1

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Nine Months Ended September 30, 2007

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net Cash Provided From (Used By) Operating Activities	$(103.9)	$216.8	$25.1	$—	$138.0
Expenditures for property, plant and equipment	(26.3)	(24.9)	(169.2)	—	(220.4)
Net proceeds from sale of property, plant and equipment	—	1.2	24.9	—	26.1
Net proceeds from sale of business	—	—	14.0	—	14.0
Net proceeds from sale of investment	13.8	—	—	—	13.8
Payments to acquire minority interests	(1.7)	—	(5.1)	—	(6.8)

Net Cash Used By Investing Activities	(14.2)	(23.7)	(135.4)	—	(173.3)
Proceeds from borrowings on DIP credit facility	658.8	—	—	—	658.8
Principal payments on DIP credit facility	(247.0)	—	—	—	(247.0)
Net change in short-term debt	—	—	9.0	—	9.0
Principal payment on other long-term debt	—	—	(5.0)	—	(5.0)
Payments on factoring arrangements	—	—	(55.4)	—	(55.4)
Repayment of pre-petition Tranche C debt	(330.0)	—	—	—	(330.0)
Debt refinance fees	(0.1)	—	—	—	(0.1)
Change in intercompany accounts	39.5	(193.1)	153.6	—	—

Net Cash Provided From (Used By) Financing Activities	121.2	(193.1)	102.2	—	30.3
Effect of foreign currency exchange rate fluctuations on cash	11.9	—	—	—	11.9

Increase (Decrease) in cash and equivalents	$15.0	$—	$(8.1)	$—	$6.9

Federal-Mogul Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited Consolidating Condensed Statement of Cash Flows

Nine Months Ended September 30, 2006

	(Unconsolidated)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of Dollars)
Net Cash Provided From (Used By) Operating Activities	$(78.1)	$291.7	$(27.9)	$—	$185.7
Expenditures for property, plant and equipment	(29.7)	(26.2)	(83.2)	—	(139.1)
Net proceeds from sale of property, plant and equipment	12.2	—	—	—	12.2
Net proceeds from sale of business	—	—	4.0	—	4.0
Payments to acquire business	(30.5)	—	—	—	(30.5)

Net Cash Used By Investing Activities	(48.0)	(26.2)	(79.2)	—	(153.4)
Proceeds from borrowings on DIP credit facility	252.5	—	—	—	252.5
Principal payments on DIP credit facility	(268.0)	—	—	—	(268.0)
Net change in short-term debt	—	—	(14.8)	—	(14.8)
Principal payment on other long-term debt	—	—	5.1	—	5.1
Net change in restricted cash	20.6	—	—	—	20.6
Change in intercompany accounts	111.6	(265.5)	153.9	—	—

Net Cash Provided From (Used By) Financing Activities	116.7	(265.5)	144.2	—	(4.6)
Effect of foreign currency exchange rate fluctuations on cash	14.1	—	—	—	14.1

Net increase (decrease) in cash and equivalents	$4.7	$—	$37.1	$—	$41.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Federal-Mogul is a leading supplier of a broad range of vehicular parts, accessories, modules and systems to the automotive, small engine, heavy-duty, marine, railroad, aerospace and industrial markets, including customers in both the original equipment (“OE”) market and the replacement market (“aftermarket”). Federal-Mogul has established an expansive global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures, organized into six primary reporting segments; Powertrain Energy, Powertrain Sealing & Bearings, Vehicle Safety and Protection, Automotive Products, Global Aftermarket, and Corporate. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, United Kingdom, and the United States, and emerging markets including Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, Thailand and Turkey. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

Voluntary reorganization under Chapter 11 and U.K. Administration

The Company and all of its wholly-owned United States subsidiaries filed voluntary petitions on October 1, 2001 for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Also on October 1, 2001, certain of the Company’s United Kingdom subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, and filed petitions for Administration under the United Kingdom Insolvency Act 1986 in the High Court. The High Court, in November 2006, approved the discharge of the Administration Proceedings for those U.K. subsidiaries that entered into Company Voluntary Arrangements.

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

Consequences of the Restructuring Proceedings

The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors are being paid for goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtors as of the Petition Date is stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Debtors’ intention to address pending and future asbestos-related claims and other pre-petition claims through their plan of reorganization.

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

The Fourth Amended Joint Plan of Reorganization (the “Plan”) for the Company and the other U.S. and U.K. Debtors was filed with the Bankruptcy Court on November 21, 2006. The Plan was jointly proposed by the Company and the Plan Proponents. The Plan as filed with the Bankruptcy Court is publicly available on the Federal-Mogul Corporation Reorganization internet website at: http://www.fmoplan.com/amended.php3. On February 2, 2007, the Supplemental Disclosure Statement was approved by the Bankruptcy Court to be used in soliciting votes to accept or reject the Plan from those classes of creditors whose treatment under the Plan had changed since the solicitation under the Third Amended Plan. Voting on the Plan concluded in May 2007, with all classes of creditors and interest holders entitled to vote on the Plan voting to accept the Plan.

The confirmation hearing relating to the Plan began on June 18, 2007. Although all major constituencies in the Chapter 11 Cases support confirmation of the Plan, and the Plan has been accepted by all classes of creditors and interest holders, certain parties have objected to confirmation of the Plan, and those objections were addressed as part of the confirmation hearing. After six days of hearings before the Bankruptcy Court, the presentation of evidence in connection with the confirmation hearing ended on July 10, 2007. Closing arguments for the confirmation hearing took place on October 1 and 2, 2007. The Bankruptcy Court Judge overseeing the Company’s Chapter 11 Cases has stated that the Plan is probably confirmable by the Bankruptcy Court and, furthermore, that the Plan B Settlement proposed under the Plan will probably be approved.

Subsequent to the conclusion of closing arguments for the confirmation hearing, the Company and the other Plan Proponents have consensually resolved certain of the outstanding objections to confirmation of the Plan and, as a result, the Bankruptcy Court will not be required to rule on those objections. In addition, the Company and the other Plan Proponents have resolved the only remaining objection to the Plan B Settlement. The Company and relevant Plan Proponents are seeking to resolve the remaining objections to the Plan in order to facilitate the Bankruptcy Court’s issuance of the order confirming the Plan. The remaining objections to the Plan are from certain insurers.

There are also numerous objections to the proposed Plan A Settlement, which remain pending. While the outcome of the confirmation hearing and the timetable for confirmation of the Plan (and the attendant approvals of the Plan A Settlement and/or the Plan B Settlement) reside with the Bankruptcy Court, the Company anticipates that the Plan will be confirmed reasonably promptly after completion of the confirmation hearing process. The Company and relevant Plan Proponents are continuing their efforts to resolve all remaining objections to confirmation of the Plan and approval of the Plan A and/or Plan B Settlements.

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

The Company, during the year ended December 31, 2000, increased its estimate of asbestos-related liability for the T&N Companies by $751 million and recorded a related insurance recoverable asset of $577 million. The revision in the estimate of probable asbestos-related liability principally resulted from a study performed by an econometric firm that specializes in these types of matters. The liability (approximately $1.2 billion as of September 30, 2007) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be paid subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. As a result of the Restructuring Proceedings, pending asbestos-related litigation against the Company in the United States is stayed , and no party may take action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. Since the Restructuring Proceedings, the Company has ceased making payments with respect to asbestos-related lawsuits. An asbestos creditors’ committee has been appointed in the U.S. representing asbestos claimants with pending claims against the Company, and the Bankruptcy Court has appointed a legal representative for the interests of potential future asbestos claimants.

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

T&N Ltd. (formerly T&N, plc), during the year ended December 31, 1996, purchased for itself and its then defined global subsidiaries a £500 million layer of insurance which will be triggered should the aggregate costs of claims made or brought after June 30, 1996, where the exposure occurred prior to that date, exceed £690 million. The Company, during the year ended December 31, 2000, concluded that the aggregate cost of the claims filed after June 30, 1996 would exceed the trigger point and recorded an insurance recoverable asset under the T&N policy of $577 million. The recorded insurance recoverable was $720 million as of September 30, 2007. One of the three reinsurers, European International Reinsurance Company Ltd. (“EIR”), in December 2001, filed suit in a London, England court to challenge the validity of its insurance contract with the T&N Companies. As a result of this lawsuit, a claim was made against the broker (Sedgwick) that assisted in procuring this policy for breach of its duties as a broker. This trial commenced in October 2003. The parties were able to reach a settlement prior to the conclusion of the trial. As a result of this settlement, the Company recorded a $38.9 million asbestos charge during 2003. Under the terms of the settlement, EIR would be liable for 65.5% of its one-third share of the reinsurance policy. By separate agreement, Sedgwick agreed to be liable for an additional 17.25% of the EIR share of the reinsurance policy. T&N Ltd. has also agreed to indemnify the insurer for sums paid under the policy for which the insurer is liable to T&N Ltd. for which the insurer has no recovery from the reinsurers or Sedgwick. The settlement agreements referenced above are being held in escrow pending approval by the Bankruptcy Court and the Administrators of T&N Ltd. of those portions of the above-described settlement agreements that affect the Debtors. A motion seeking the Bankruptcy Court’s approval of the settlement was filed on March 1, 2004.

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

The Company has reviewed the financial viability and legal obligations of the three reinsurance companies involved and has concluded that there is little risk that the reinsurers will not be able to meet their obligations under the policy based upon their financial condition. The U.S. claims costs applied against this policy are converted at a fixed exchange rate of $1.69/£. As such, if the market exchange rate is greater or less than $1.69/£, the Company will effectively have a premium or discount on claims paid. As of September 30, 2007, the $720 million insurance recoverable asset includes an exchange rate premium of approximately $105 million.

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

The liability (comprised of $129.5 million in Abex liabilities and $84.1 million in Wagner liabilities as of September 30, 2007) represented the Company’s estimate prior to the Restructuring Proceedings for claims currently pending and those which were reasonably estimated to be asserted and paid through 2012. The Company did not provide a liability for claims that may be brought subsequent to this period as it could not reasonably estimate such claims. In estimating the liability prior to the Restructuring Proceedings, the Company made assumptions regarding the total number of claims anticipated to be received in a future period, the typical cost of settlement (which is sensitive to the industry in which the plaintiff claims exposure, the alleged disease type and the jurisdiction in which the action is being brought), the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements.

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

Cooper, Pneumo, the Company, the asbestos claimants committee, the representative for future asbestos claimants, and various other relevant parties, signed a nonbinding term sheet in July of 2006, reflecting a global settlement that will provide two alternative means of resolving all of Cooper’s and Pneumo’s claims against the Company arising out of the Abex asbestos litigation and the related alleged indemnity obligations. One of these alternatives will be accomplished as part of the Plan and its confirmation. Under one alternative, Cooper will contribute $756 million to a trust to be established pursuant to Section 524(g) of the Bankruptcy Code, consisting of $256 million in cash and a $500 million promissory note, in consideration for Cooper and Pneumo being protected from current and future Abex asbestos claims by the Plan’s channeling injunction which will channel all the Abex asbestos claims to the trust. This alternative settlement has been documented as part of the Plan, and affected creditors voted in favor of this alternative as part of the solicitation of votes on the Plan, which was completed in May 2007.

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

Consolidated Results

Net sales by reporting segment were:

	Three Months Ended September 30
	2007	2006	Change
	(Millions of Dollars)
Powertrain Energy	$490	$437	$53
Powertrain Sealing and Bearings	252	229	23
Vehicle Safety and Protection	196	172	24
Automotive Products	83	69	14
Global Aftermarket	665	642	23

	$1,686	$1,549	$137

The percentage of net sales by group and region are listed below. “PTE”, “PTSB”, “VSP”, “AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

	Three Months Ended September 30
	PTE	PTSB	VSP	AP	GA	Total
2007
Americas	18%	49%	42%	69%	73%	50%
Europe	72%	51%	55%	25%	25%	46%
Asia	10%	*	3%	6%	2%	4%
2006
Americas	23%	52%	44%	70%	75%	53%
Europe	67%	48%	54%	25%	23%	43%
Asia	10%	*	2%	5%	2%	4%

*	less than 1%

Gross margin by reporting segment was:

	Three Months Ended September 30
	2007	2006	Change
	(Millions of Dollars)
Powertrain Energy	$53	$65	$(12)
Powertrain Sealing and Bearings	14	14	—
Vehicle Safety and Protection	47	38	9
Automotive Products	13	7	6
Global Aftermarket	153	158	(5)
Corporate	(1)	(20)	19

	$279	$262	$17

Net sales increased by $137 million, or 8.8%, to $1,686 million for the third quarter of 2007 from $1,549 million in the same period of 2006. Over half of the Company’s revenue is generated outside North America and the weakening of the U.S. dollar, primarily against the euro, compared to the same period in 2006, increased reported sales by $63 million, or 4% year over year. New program launches combined with net increases in global OEM production and the demand for replacement parts increased sales by $89 million, or 5.7% year over year. These increases were offset by customer price reductions, which reduced revenues by $13 million, or 0.8%, year over year.

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

Gross margin increased by $17 million, to $279 million, or 16.5% of sales, for the third quarter of 2007 from $262 million, or 16.9% of sales, in the same period of 2006. The reduction in U.K. pension expense accounted for $26 million in additional gross margin. Customer price reductions reduced margins by $13 million and increases in raw material costs, net of $4 million in reductions in the cost of aftermarket components bought-in for resale, reduced margins by $8 million. Productivity gains in excess of labor and benefits inflation was more than offset by costs associated with plant rationalizations, reducing margin by a combined $12 million year over year. The adverse impacts noted above were partially offset by the impact of increased volumes, net of product mix, of $20 million.

Reporting Segment Results – Three Months Ended September 30, 2007 compared to September 30, 2006

The following table provides a reconciliation of changes in sales and gross margin for the three months ended September 30, 2007 compared with the three months ended September 30, 2006 for each of the Company’s reporting segments.

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Three months ended September 30, 2006	$437	$229	$172	$69	$642	$—	$1,549
Sales volumes	32	14	18	12	13	—	89
Customer pricing	(5)	—	(3)	(1)	(4)	—	(13)
Acquisitions/Divestitures	(4)	—	—	—	—	—	(4)
Other	2	—	—	—	—	—	2
Foreign currency	28	9	9	3	14	—	63

Three months ended September 30, 2007	$490	$252	$196	$83	$665	$—	$1,686

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
Gross Margin
Three months ended September 30, 2006	$65	$14	$38	$7	$158	$(20)	$262
Sales volumes / mix	3	6	11	9	(9)	—	20
Customer pricing	(5)	—	(3)	(1)	(4)	—	(13)
Productivity, net of inflation	(8)	—	(2)	(2)	1	(1)	(12)
Raw material cost inflation	(2)	(6)	2	(1)	4	(5)	(8)
Settlement of U.K. pensions	—	—	—	1	—	25	26
Acquisitions/Divestitures	(1)	—	—	—	—	—	(1)
Other, including new customer incentives	—	—	(1)	—	—	—	(1)
Foreign currency	1	—	2	—	3	—	6

Three months ended September 30, 2007	$53	$14	$47	$13	$153	$(1)	$279

Powertrain Energy

Sales increased by $53 million to $490 million for the third quarter of 2007 from $437 million in the same period of 2006. PTE generates more than 80% of its revenue outside North America, and the weakening of the U.S. dollar, primarily against the euro, increased reported sales by $28 million. Sales volumes increased by $32 million offset by customer price reductions of $5 million.

The increase in sales volumes of $32 million is due to increases in both light and commercial vehicle production in Europe and global new program launches more than offsetting the impact of reduced heavy duty production in North America.

Gross margin decreased by $12 million to $53 million, or 10.8% of sales, for the third quarter of 2007 compared to $65 million, or 14.9% of sales for the third quarter of 2006. The most significant drivers of the reduced margin were productivity gains that were more than offset by costs associated with plant rationalizations of $8 million, and customer price reductions of $5 million.

Powertrain Sealing and Bearings

Sales increased by $23 million to $252 million for the third quarter of 2007 from $229 million in the same period of 2006, with sales volumes accounting for $14 million of the increase. In North America reduced market demand for heavy duty applications was more than offset by new program launches. In Europe there were new program launches and increased market demand for both light and commercial vehicle applications. PTSB generates over 51% of its sales in Europe where the relative weakness of the U.S. dollar increased reported sales by $9 million.

Gross margin was flat at $14 million, or 5.5% of sales, for the third quarter of 2007 and for the third quarter of 2006 (6.1% of sales in 2006). The impact of increased sales volumes of $6 million was offset by increases in the cost of raw materials, primarily in Europe, of $6 million. Productivity gains in excess of labor and benefits inflation was offset by increased costs associated with plant rationalizations.

Vehicle Safety and Protection

Sales increased by $24 million to $196 million for the third quarter of 2007 from $172 million in the same period of 2006. Sales volumes increased $18 million with reduced market demand in North America being more than offset by new program launches in North America and increased market demand in Europe. VSP generates 58% of its revenue outside of North America and the weakening of the U.S. dollar, primarily against the euro, increased reported sales by $9 million, partly offset by global customer price reductions of $3 million.

Gross margin increased by $9 million to $47 million, or 24.0% of sales, for the third quarter of 2007 compared to $38 million, or 22.1% of sales, for the third quarter of 2006, with the impact of increased sales volumes more than offsetting customer price reductions.

Automotive Products

Sales increased by $14 million, or 20.3%, to $83 million for the third quarter of 2007, from $69 million in the same period of 2006, primarily due to increased sales volumes of $12 million. New program launches in both North America and Europe and a modest increase in European demand more than offset the impact of reduced North American market demand.

Gross margin increased by $6 million to $13 million, or 15.7% of sales, for the third quarter of 2007 compared to $7 million, or 10.1% of sales, in the same period of 2006. The impact of the sales volume increase of $9 million was partially offset by productivity gains that were more than offset by costs associated with plant rationalizations, customer pricing and the increased cost of raw materials.

Global Aftermarket

Sales increased by $23 million, or 3.6%, to $665 million for the third quarter of 2007, from $642 million in the same period of 2006. This increase was driven by increased sales volumes of $13 million, primarily in South America and Europe, and favorable foreign currency of $14 million, largely due to the relative weakness of the U.S. dollar against the euro. These global increases were offset by $4 million in customer price reductions, primarily in North America.

Gross margin decreased by $5 million to $153 million, or 23.0% of sales, for the third quarter of 2007 compared to $158 million, or 24.6% of sales, in the same period of 2006. This decrease was driven by adverse product mix of $9 million in North America where the shift towards lower margin product manufactured in best cost countries continues, and customer price reductions of $4 million. These decreases were offset by savings of $4 million on the cost of components bought-in for resale and favorable foreign currency of $3 million.

Corporate

Corporate expenses are comprised primarily of certain central headquarters functions as well as employee post-retirement benefits and other general insurance coverages. Corporate expenses for the third quarter 2007 improved by $19 million over the comparable period of 2006 primarily as a result of the settlement of the U.K. pension plans in the fourth quarter of 2006.

Selling, General and Administrative Expenses

SG&A expenses were $208 million, or 12% of net sales, for the third quarter of 2007 as compared to $213 million, or 14% of net sales, for the same quarter of 2006. Adverse exchange impacts of $7 million partially offset $8 million in U.K. pension cost reductions. The remaining SG&A expenses decreased primarily due to cost saving measures over and above labor and benefits inflation.

Included in SG&A expenses were research and development (“R&D”) costs, including product engineering and validation costs, of $44 million for the quarter ended September 30, 2007 compared with $40 million for the same period in 2006. As a percentage of OE sales, R&D was 5% for the quarters ended September 30, 2007 and 2006. The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Federal-Mogul’s research and development activities are conducted at the Company’s major research centers in Germany (Burscheid, Nuremberg, Wiesbaden, Bad Camberg); India (Bangalore); Japan (Yokohama); United Kingdom (Chapel); and United States (Plymouth, Skokie, Ann Arbor).

Adjustment of Assets to Fair Value

During the three month period ended September 30, 2007, the Company recorded charges of $3.5 million to adjust property, plant and equipment to their estimated fair values in accordance with SFAS No. 144. The fair value of property, plant and equipment is based upon estimated discounted future cash flows and estimates of salvage value. The impairment charges represent the difference between the estimated fair values and the carrying value of the subject assets.

Impairment charges by reporting segment are as follows:

	Three Months Ended September 30
	2007	2006
	(Millions of Dollars)
Powertrain Energy	$0.4	$—
Powertrain Sealing and Bearings	1.2	—
Vehicle Safety and Protection	1.9	—
Automotive Products	—	—
Global Aftermarket	—	—
Other	—	—

	$3.5	$—

Interest Expense, Net

Interest expense, net was $50 million in the third quarter of 2007 compared to $45 million for the same quarter of 2006. The increase is due to higher average interest rates and the loss of three months of interest income of $7 million on the restricted U.K. cash balance of approximately $700 million held during 2006.

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

Chapter 11 and U.K. Administration Related Reorganization Expenses

During the three months ended September 30, 2007 and 2006, the Company recorded Chapter 11 and U.K. Administration related reorganization expenses of $15 million and $23 million, respectively. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings. The year over year reduction in these expenses is largely driven by the conclusion of the UK Administration proceedings during the fourth quarter of 2006.

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Three Months Ended September 30
	2007	2006
	(Millions of Dollars)
Professional fees directly related to the filing	$13.2	$21.5
Critical employee retention costs	2.1	1.6
Other directly related costs	—	—

	$15.3	$23.1

Cash payments for Chapter 11 and U.K. Administration related reorganization expenses totaled $21.7 million and $18.0 million for the three months ended September 30, 2007 and 2006, respectively.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the nine months ended September 30, 2007. “PTE”, “PTSB”, “VSP”,”AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2006	$15.6	$16.5	$0.4	$5.1	$2.5	$—	$40.1
Provisions	2.4	7.0	1.3	1.5	4.0	0.1	16.3
Reversals	(0.1)	(0.1)	—	—	—	—	(0.2)
Payments	(4.9)	(9.9)	(0.7)	(1.3)	(0.9)	—	(17.7)
Foreign currency	0.1	0.1	—	—	—	—	0.2

Balance of reserves at March 31, 2007	13.1	13.6	1.0	5.3	5.6	0.1	38.7
Provisions	6.7	5.4	1.3	0.7	—	—	14.1
Reversals	—	(0.3)	(0.3)	—	—	—	(0.6)
Payments	(5.1)	(9.8)	(0.5)	(0.9)	(1.7)	—	(18.0)
Foreign currency	0.1	0.1	0.1	—	—	—	0.3

Balance of reserves at June 30, 2007	14.8	9.0	1.6	5.1	3.9	0.1	34.5
Provisions	1.9	7.9	1.2	1.0	0.2	0.2	12.4
Reversals	(2.0)	(0.3)	(0.2)	(0.1)	—	—	(2.6)
Payments	(3.9)	(8.4)	(0.5)	(0.8)	(1.3)	(0.3)	(15.2)
Foreign currency	0.2	0.2	—	(0.1)	0.3	—	0.6

Balance of reserves at September 30, 2007	$11.0	$8.4	$2.1	$5.1	$3.1	$—	$29.7

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs.

Income Tax Expense

For the three months ended September 30, 2007, the Company recorded income tax benefit of $6.4 million on income before income taxes of $7.3 million. This compares to income tax benefit of $26.7 million on losses before income taxes of $24.1 million in the same period of 2006. In addition, income tax expense for the nine month period ended September 30, 2006 includes an income tax benefit of $32 million for changes to German tax regulations. In the third quarter of 2007, the German statutory rates were reduced from 39% to 29%, effective January 1, 2008. This change resulted in reduced deferred tax liabilities of $10.5 million, the benefit of which the Company recognized during the third quarter.

Consolidated Results – Nine Months Ended September 30, 2007 compared to September 30, 2006

Net sales by reporting segment were:

	Nine Months Ended September 30
	2007	2006	Change
	(Millions of Dollars)
Powertrain Energy	$1,513	$1,353	$160
Powertrain Sealing and Bearings	790	726	64
Vehicle Safety and Protection	599	547	52
Automotive Products	243	217	26
Global Aftermarket	2,020	1,938	82

	$5,165	$4,781	$384

The percentage of net sales by group and region are listed below. “PTE”, “PTSB”, “VSP”,”AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

	Nine Months Ended September 30
	PTE	PTSB	VSP	AP	GA	Total
2007
Americas	18%	49%	42%	68%	73%	50%
Europe	72%	51%	55%	26%	25%	46%
Asia	10%	*	3%	6%	2%	4%
2006
Americas	24%	53%	45%	69%	75%	54%
Europe	70%	47%	53%	25%	23%	43%
Asia	6%	*	2%	6%	2%	3%

*	less than 1%

Gross margin by reporting segment was:

	Nine Months Ended September 30
	2007	2006	Change
	(Millions of Dollars)
Powertrain Energy	$191	$207	$(16)
Powertrain Sealing and Bearings	48	70	(22)
Vehicle Safety and Protection	150	131	19
Automotive Products	52	35	17
Global Aftermarket	472	474	(2)
Corporate	(3)	(65)	62

	$910	$852	$58

Net sales increased by $384 million, or 8.0%, to $5,165 million for the nine months ended September 30, 2007 from $4,781 million in the same period of 2006. Roughly half of the Company’s revenue is generated in Europe. The weakening of the U.S. dollar, primarily against the euro, compared to the same period in 2006, increased revenues reported by the Company’s international operations by $177 million, or 4%. New program launches combined with net increases in global OEM production and the demand for replacement parts increased sales by $211 million, or 4.4% year over year, and the carry-over impact of the May 2006 acquisition of a controlling interest in Federal-Mogul Goetze (“FMG”) increased sales by $43 million. These increases were partially offset by customer price reductions of $43 million, or 0.9%, year over year.

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

Gross margin increased by $58 million, to $910 million, or 17.6% of sales for the nine months ended September 30, 2007 from $852 million, or 17.8% of sales, in the same period of 2006. The settlement of the U.K. pension plans accounted for an increase in gross margin of $73 million. Customer price reductions reduced margins by $43 million and increases in raw material costs, net of $16 million in reductions in the cost of aftermarket components bought-in for resale, reduced margins by $26 million. The adverse impacts noted above were partially offset by volume increases, net of product mix, of $32 million and favorable foreign currency movements of $24 million.

Reporting Segment Results – Nine Months Ended September 30, 2007 compared to September 30, 2006

The following table provides a reconciliation of changes in net sales and gross margin for the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006 for each of the Company’s reporting segments. “PTE”, “PTSB”, “VSP”,”AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Nine months ended September 30, 2006	$1,353	$726	$547	$217	$1,938	$—	$4,781
Sales volumes	50	38	34	20	69	—	211
Customer pricing	(21)	—	(9)	(1)	(12)	—	(43)
Acquisition	43	—	—	—	—	—	43
Other	6	(2)	—	—	(8)	—	(4)
Foreign currency	82	28	27	7	33	—	177

Nine months ended September 30, 2007	$1,513	$790	$599	$243	$2,020	$—	$5,165

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
Gross Margin
Nine months ended September 30, 2006	$207	$70	$131	$35	$474	$(65)	$852
Sales volumes / mix	(3)	13	22	5	(5)	—	32
Customer pricing	(21)	—	(9)	(1)	(12)	—	(43)
Productivity, net of inflation	5	(11)	2	11	(1)	(5)	1
Raw material cost inflation	(8)	(25)	(3)	(1)	16	(5)	(26)
Settlement of U.K. pensions	—	—	—	3	—	70	73
Acquisition	3	—	—	—	—	—	3
Other, including new customer incentives	—	(1)	—	—	(7)	2	(6)
Foreign currency	8	2	7	—	7	—	24

Nine months ended September 30, 2007	$191	$48	$150	$52	$472	$(3)	$910

Powertrain Energy

Sales increased by $160 million to $1,513 million for the nine months ended September 30, 2007 from $1,353 million in the same period of 2006. PTE generates over 80% of its revenue outside North America and the weakening of the U.S. dollar, primarily against the euro, increased reported sales by $82 million. The acquisition of FMG in May 2006 contributed additional sales of $43 million. Additional sales volume increases of $50 million were partially offset by customer price reductions of $21 million.

Gross margin decreased by $16 million to $191 million, or 12.6% of sales, for the nine months ended 2007 compared to $207 million, or 15.3%, of sales for the third quarter of 2006. The most significant drivers of the reduced margin were customer price reductions of $21 million and the increased cost of raw materials of $8 million. These decreases were partially offset by operational productivity, in excess of labor and benefits inflation, of $5 million, combined with favorable foreign currency impacts of $8 million.

Powertrain Sealing and Bearings

Sales increased by $64 million to $790 million for the nine months ended September 30, 2007 from $726 million in the same period of 2006. Sales volumes increased $38 million with through a combination of new program launches in North America and Europe and increased market demand in Europe. PTSB generates 51% of its sales in Europe where the relative weakness of the U.S. dollar against the euro increased reported sales by $27 million.

Gross margin decreased by $22 million to $48 million, or 6.1% of sales, for the nine months ended September 30, 2007 compared to $70 million, or 9.6% of sales for the third quarter of 2006. This decrease was a combination of increased cost of raw materials, primarily in Europe, and the one-time cost of production transfers within the North American bearings operations, partially offset by the impact of increased sales volumes.

Vehicle Safety and Protection

Sales increased by $52 million to $599 million for the nine months ended September 30, 2007 from $547 million in the same period of 2006. Sales volumes increased $34 million with reduced market demand in North America being offset by new program launches in North America and increased market demand in Europe. VSP generates over 55% of its sales outside North America and the relative weakness of the U.S. dollar, against primarily the euro, increased reported sales by $27 million. These increases were partially offset by customer price reductions of $9 million.

Gross margin increased by $19 million to $150 million, or 25.0% of sales, for the nine months ended September 30, 2007 compared to $131 million, or 23.9% of sales for the third quarter of 2006. The impact of increased sales volumes of $22 million, productivity in excess of inflation of $2 million, and favorable foreign currency of $7 million were partially offset by customer price reductions of $9 million and increased raw material costs of $3 million.

Automotive Products

Sales increased by $26 million to $243 million for the nine months ended September 30, 2007 from $217 million in the same period of 2006. This increase was primarily due to increased sales volumes of $20 million and favorable currency fluctuations of $7 million. New program launches in both North America and Europe more than offset the impact of reduced North American market demand.

Gross margin increased by $17 million to $52 million, or 21.4% of sales, for the nine months ended September 30, 2007 compared to $35 million, or 16.1% of sales for the third quarter of 2006, primarily as a result of productivity improvements of $11 million and $5 million from increased sales volume.

Global Aftermarket

Sales increased by $82 million to $2,020 million for the nine months ended September 30, 2007 from $1,938 million in the same period of 2006. The increase in sales volumes of $69 million and favorable foreign currency of $33 million were partially offset by unfavorable customer pricing of $12 million, primarily in North America.

Gross margin decreased by $2 million to $472 million, or 23.4% of sales, for the nine months ended September 30, 2007 compared to $474 million, or 24.5% of sales for the third quarter of 2006. Savings of $16 million on the cost of components bought-in for resale were more than offset by decreased volumes, net of product mix, of $5 million, and customer price reductions of $12 million.

Corporate

Corporate expenses are comprised primarily of certain central headquarters functions as well as employee post-retirement benefits and other general insurance coverages. Corporate expenses for the nine months ended September 30, 2007 improved by $62 million over the comparable period of 2006 primarily as a result of the settlement of the U.K. pension plans in the fourth quarter of 2006.

Selling, General and Administrative Expenses

SG&A expenses were $627 million, or 12% of net sales, for the nine months ended September 30, 2007 as compared to $659 million, or 14% of net sales, for the same period of 2006. Adverse exchange impacts of $21 million partially offset $23 million in U.K. pension cost reductions. The remaining SG&A expenses decreased primarily due to cost saving measures over and above labor and benefits inflation.

Included in SG&A expenses were R&D costs, including product engineering and validation costs, of $132 million for the nine months ended September 30, 2007 compared with $124 million for the same period in 2006. As a percentage of OE sales, R&D was 5% for the nine months ended September 30, 2007 and 2006.

Adjustment of Assets to Fair Value

During the nine month periods ended September 30, 2007 and 2006, the Company recorded charges of $7.0 million and $21.2 million, respectively, to adjust property, plant and equipment to their estimated fair values in accordance with SFAS No. 144. The fair value of property, plant and equipment is based upon estimated discounted future cash flows and estimates of salvage value. The impairment charge represents the difference between the estimated fair values and the carrying value of the subject assets.

Impairment charges by reporting segment are as follows:

	Nine Months Ended September 30
	2007	2006
	(Millions of Dollars)
Powertrain Energy	$0.4	$10.7
Powertrain Sealing and Bearings	1.2	13.4
Vehicle Safety and Protection	1.9	—
Automotive Products	3.5	0.3
Global Aftermarket	—	—
Other	—	(3.2)

	$7.0	$21.2

Interest Expense, Net

Interest expense, net was $151.8 million for the nine months ended September 30, 2007 compared to $128.2 million for the same period of 2006. The increase is due to rising average interest rates and the loss of nine months of interest income earned on the restricted U.K. cash balance of approximately $700 million held during 2006.

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

Chapter 11 and U.K. Administration Related Reorganization Expenses

During the nine months ended September 30, 2007 and 2006, the Company recorded Chapter 11 and U.K. Administration related reorganization expenses of $56.5 million and $65.0 million, respectively. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings. The year over year reduction in these expenses is largely driven by the conclusion of the UK Administration proceedings during the fourth quarter of 2006.

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Nine Months Ended September 30
	2007	2006
	(Millions of Dollars)
Professional fees directly related to the filing	$50.0	$54.5
Critical employee retention costs	6.5	10.0
Other direct costs	—	0.5

	$56.5	$65.0

Cash payments for Chapter 11 and U.K. Administration related reorganization expenses totaled $60.4 million and $67.0 million for the nine months ended September 30, 2007 and 2006, respectively.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the nine months ended September 30, 2007.

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of dollars)
Balance of reserves at December 31, 2006	$15.6	$16.5	$0.4	$5.1	$2.5	$—	$40.1
Provisions	2.4	7.0	1.3	1.5	4.0	0.1	16.3
Reversals	(0.1)	(0.1)	—	—	—	—	(0.2)
Payments	(4.9)	(9.9)	(0.7)	(1.3)	(0.9)	—	(17.7)
Foreign currency	0.1	0.1	—	—	—	—	0.2

Balance of reserves at March 31, 2007	13.1	13.6	1.0	5.3	5.6	0.1	38.7
Provisions	6.7	5.4	1.3	0.7	—	—	14.1
Reversals	—	(0.3)	(0.3)	—	—	—	(0.6)
Payments	(5.1)	(9.8)	(0.5)	(0.9)	(1.7)	—	(18.0)
Foreign currency	0.1	0.1	0.1	—	—	—	0.3

Balance of reserves at June 30, 2007	14.8	9.0	1.6	5.1	3.9	0.1	34.5
Provisions	1.9	7.9	1.2	1.0	0.2	0.2	12.4
Reversals	(2.0)	(0.3)	(0.2)	(0.1)	—	—	(2.6)
Payments	(3.9)	(8.4)	(0.5)	(0.8)	(1.3)	(0.3)	(15.2)
Foreign currency	0.2	0.2	—	(0.1)	0.3	—	0.6

Balance of reserves at September 30, 2007	$11.0	$8.4	$2.1	$5.1	$3.1	$—	$29.7

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs.

Income Tax Expense

For the nine months ended September 30, 2007, the Company recorded income tax expense of $45.8 million on income before income taxes of $68.0 million. This compares to income tax expense of $31.5 million on a loss before income taxes of $51.1 million in the same period of 2006. In addition, income tax expense for the nine month period ended September 30, 2006 includes an income tax benefit of $32 million for changes to German tax regulations. In the third quarter of 2007, the German statutory rates were reduced from 39% to 29%, effective January 1, 2008. This change resulted in reduced deferred tax liabilities of $10.5 million, the benefit of which the Company recognized during the third quarter.

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

Liquidity and Capital Resources

Cash Flow Provided From Operating Activities

Cash flow provided from operating activities was $138 million in the first nine months of 2007, compared to $186 million in the comparable period of 2006, representing a decrease of $48 million. After adjusting for the reduction in non-cash U.K. pension expense of $99 million, the contribution to the improvement in operating cash flow from increased earnings is $6 million. The cash outflow from working capital was $100 million in 2007 compared to $43 million in 2006, an increase of $57 million, year over year.

Working Capital

The cash outflow due to changes in accounts receivable in the first nine months of 2007 of $128 million is comprised of two major elements:

•

The Company’s days sales outstanding increased from 58.4 days at December 31, 2006 to 59.6 days at September 30, 2007. This decrease in receivables collections resulted in approximately $28 million of cash outflow.

•

Excluding the impact of foreign exchange, sales revenue in the third quarter of 2007 was approximately $100 million higher than sales revenue in the fourth quarter of 2006. The combination of increased sales volume and increased days sales outstanding resulted in a net cash outflow of $128 million.

Over the equivalent period of 2006 the factors affecting the cash outflow from movements in accounts receivable were as follows:

•	The Company reduced days sales outstanding from 61.7 days to 60.5 days, generating approximately $22 million of cash inflow.

•

Excluding the impact of foreign exchange, sales revenue in the third quarter of 2006 was approximately $43 million higher than sales in the fourth quarter of 2005. The combination of increased sales volume and improved efficiency of collections resulted in a net cash outflow of $20 million.

Through more efficient internal logistics and supply chain management, the Company held inventory levels relatively flat (after adjusting for the impact of currency translation) over the first nine months of 2007, compared to an increase of $58 million over first nine months of 2006.

Excluding the impact of foreign exchange, improvements in payment terms reduced the cash outflow for purchased goods and services by $20 million compared to the equivalent period of 2006.

Cash Flow Used by Investing Activities

Cash flow used by investing activities was $173 million in the first nine months of 2007 compared to cash flow used by investing activities of $153 million in the comparable period of 2006. Expenditures for property, plant and equipment of $220 million were $81 million higher than the comparable period of 2006, primarily due to:

•	Capacity increases in support of new program launches and global market volume increases;

•	Investment in lead-free bearing technology; and

•	Significant relocation of production capacity to best cost country manufacturing locations.

Proceeds from the sale of property, plant and equipment of $26 million were $14 million higher than the comparable period of 2006, largely due to the sale of real estate following the closure of a manufacturing facility in Upton, England. The Company also realized proceeds of $14 million for each of the sale of a 12.2% ownership interest in an industrial brake manufacturer, and the sale of a 30% ownership interest in a piston venture in India.

During the second quarter of 2007, the Company acquired the minority interest of two majority owned subsidiaries, F-M Thailand and F-M FAP for a combined consideration of $7 million. During the first six months of 2006, the Company acquired a controlling interest of FMG for $31 million.

Cash Flow Used by Financing Activities

Cash flow provided by financing activities was $30 million for the first nine months of 2007 primarily resulting from net distributions from the Company’s available credit facilities.

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

The Revolving Credit Agreement has an interest rate of either the alternative base rate (“ABR”) plus  1/2 percentage point or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 1 1/2 percentage points. Interest on the Term Loan accrues at a rate of either the ABR plus  3/4 percentage point or a formula based on the London Inter-Bank Offered Rate (“LIBOR”) plus 1 3/4 percentage points. ABR is the greater of either the bank’s prime rate or the federal funds rate plus  1/2 percentage point.

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

The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, the Bankruptcy Court’s approval of management’s plans and the availability of financing. Management believes that cash on hand, cash flow from operations, and available borrowings under its DIP credit facility will be sufficient to fund capital expenditures and meet its post-petition operating obligations through the anticipated date of emergence from Chapter 11 in the U.S., expected in 2007. The Company will be required to repay its amended DIP credit facility in connection with implementing its exit financing structure upon emerging from Chapter 11 Bankruptcy. In the event the Company does not emerge from Chapter 11 prior to the expiration of the amended DIP credit facility, the Company would be required to renew this facility. On August 29, 2007, the Bankruptcy Court approved the Company’s entry into a commitment letter with respect to exit financing for the Company’s emergence from Chapter 11. The commitment letter contemplates that the Company will receive (a) a $540 million senior secured asset-based revolving credit facility and (b) a $2,960 million senior secured term loan facility to consist of (i) an $878 million senior secured term loan facility and to include a $50 million synthetic letter of credit subfacility and (ii) a $2,082 million delayed draw senior secured term loan facility (the “Delayed Draw Term Facility”). In addition, the commitment letter contemplates that the proceeds of the exit financing will be used to refinance the amended DIP facility, make certain cash payments or otherwise satisfy allowed claims pursuant to the Plan, pay transaction costs related to the reorganization, and provide working capital and for other general corporate purposes. The commitment letter also contemplates that, if drawn, the Delayed Draw Term Facility will be used to refinance amounts outstanding under the Reorganized Federal-Mogul Secured Term Loan Agreement and the Reorganized Federal-Mogul Junior Secured PIK Notes, each of which shall be issued pursuant to the Plan. The obligations under the exit facilities are expected to be secured by a first priority security interest in substantially all of the Company’s tangible and intangible personal property, including the capital stock of each guarantor under the exit financing, and each parcel of real estate having a value in excess of $5,000,000. The commitments set forth in the commitment letter are subject to various conditions precedent and are scheduled to terminate under the terms of such commitment letter on December 31, 2007.

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

At September 30, 2007, the Company was in compliance with all debt covenants under the amended DIP credit facility. Based on current forecasts, the Company expects to be in compliance through the expiration of the facility and any extension thereof. Changes in the business environment, market factors, macroeconomic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility. No assurance can be provided as to the impact of such actions.

Other Liquidity and Capital Resource Items

The Company maintains investments in various non-consolidated affiliates, which are located in Turkey, China, Korea, India, Italy, Japan, the United States and Mexico. The Company’s direct ownership in such affiliates ranges from approximately 5% to 50%. The aggregate investment in these affiliates approximated $169 million and $187 million at September 30, 2007 and December 31, 2006, respectively.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts including pistons, pins, piston rings, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of September 30, 2007, the total amount of the contingent guarantee, were all triggering events to occur, approximated $57 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. If this put option was exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

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

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and Spain are party to accounts receivable factoring and discounting arrangements. Gross accounts receivable factored or discounted under these facilities was $323 million and $272 million as of September 30, 2007 and December 31, 2006, respectively. Of those gross amounts, $278 million and $252 million, respectively, were factored without recourse and treated as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of September 30, 2007 and December 31, 2006, the Company had outstanding factored amounts of $13 million and $9 million, respectively, for which cash had not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the statements of operations within “other income, net.”

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

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive income was increased by $144 million and decreased by $52 million for the nine months ended September 30, 2007 and 2006, respectively, due to cumulative translation adjustments resulting primarily from changes in the U.S. dollar to the euro and British pound.

The Company, from time to time, manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs. The Company had 92 foreign currency contracts outstanding at September 30, 2007.

Interest Rate Risk

In connection with the Restructuring Proceedings and in accordance with SOP 90-7, the Company ceased recording interest expense on its outstanding pre-petition Notes, Medium-Term Notes, and Senior Notes effective October 1, 2001.

In connection with the Restructuring Proceedings, the Company entered into a debtor-in-possession (“DIP”) credit facility to supplement liquidity and fund operations during the Restructuring Proceedings. The Company’s current DIP credit facility expires in December 2007, and the interest rate is either the alternate base rate (“ABR”) plus  1/2 percentage points or the London Inter-Bank Offered Rate (“LIBOR”) plus 1 1/2 percentage points on the Revolving Credit Facility. Interest on the Term Loan accrues at a rate of either the ABR plus  3/4 percentage point or a formula based on the LIBOR plus 1 3/4 percentage points. The ABR is the greater of either the bank’s base rate or the federal funds rate plus  1/2 percentage point. In addition, the commitment available under the DIP credit facility is mandatorily reduced by a portion of proceeds received from future asset or business divestitures. The amount outstanding from the DIP facility as of September 30, 2007 was approximately $783 million.

Management believes that, due to the level of outstanding borrowings on the Company’s DIP credit facility, interest rate risk to the Company could be material if there are significant adverse changes in interest rates. However, management cannot predict with any certainty the level of interest rate risk that may exist following the completion of the Restructuring Proceedings.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials used in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price forward contract activity is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures periodically to maximize the overall effectiveness of its commodity forward contracts, including exposures related to natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to fifteen months in the future. The Company had 208 contracts outstanding with a combined notional value of $121.6 million at September 30, 2007. Gains on derivatives not designated as accounting hedges of approximately $11.5 million for the nine months ended September 30, 2007 were recorded to “other (income) expense, net.”

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

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007, subject to the limitations previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of September 30, 2007, the Company’s management, with the participation of the principal executive and financial officers, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the third quarter of 2007. During the quarter, the Company continued its migration to the global ERP system at 4 operating locations. Management expects the implementation of the global ERP system to be completed in 2010.

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

Dated: October 26, 2007